Form 10-Q
period 1996-03-31
CALPINE CORP
filed 1996-05-15
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996


[   ]    Transition  Report  Pursuant to Section 13 or  15(d) of  the Securities
         Exchange    Act   of   1934   for   the    transition    period    from
         ______________________ to ______________________



                        Commission File Number: 033-73160



                               CALPINE CORPORATION
                           (A California Corporation)
                  I.R.S. Employer Identification No. 77-0031605



                           50 West San Fernando Street
                           San Jose, California 95113
                            Telephone: (408) 995-5115



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]        No   [   ]



Indicate the number of shares outstanding of each of the Registrant's classes of common stock:

                   Class A:  None          Class B:  2,000,000


      This report on Form 10-Q, including all exhibits, contains 39 pages.
             The exhibit index is located on page 25 of this report.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                      For the Quarter Ended March 31, 1996

                                      INDEX


PART I.           FINANCIAL INFORMATION                                Page No.

     ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995.....................................3

     Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1996 and 1995...............................4

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995...............................5

     Notes to Condensed Consolidated Financial Statements.....................6

     ITEM 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................12


PART II.          OTHER INFORMATION

     ITEM 1. Legal Proceedings...............................................17

     ITEM 2. Change in Securities............................................17

     ITEM 3. Defaults Upon Senior Securities.................................17

     ITEM 4. Submission of Matters to a Vote of Security Holders.............17

     ITEM 5. Other Information...............................................17

     ITEM 6. Exhibits and Reports on Form 8-K................................17


SIGNATURES...................................................................24

Exhibit Index................................................................25

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                March 31,  December 31,
                                                                   1996       1995
                                                                 --------   --------
                                                               (unaudited)
                                    Assets
Current assets:
     Cash and cash equivalents ...............................   $ 68,647   $ 21,810
     Accounts receivable .....................................     17,522     20,124
     Acquisition project receivables .........................      8,114      8,805
     Other current assets ....................................      4,900      5,491
                                                                 --------   --------
          Total current assets ...............................     99,183     56,230
Property, plant and equipment, net ...........................    448,261    447,751
Investments in power projects ................................     12,206      8,218
Notes receivable from related parties ........................     20,006     19,391
Notes receivable from Coperlasa ..............................     11,264      6,094
Restricted cash ..............................................      8,526      9,627
Deferred charges and other assets ............................      5,903      7,220
                                                                 --------   --------
          Total assets .......................................   $605,349   $554,531
                                                                 ========   ========

                     Liabilities and Shareholder's Equity
Current liabilities:
     Current non-recourse long-term project financing ........   $ 83,846   $ 84,708
     Notes payable to bank and short-term borrowings .........        969      1,177
     Accounts payable ........................................      6,877      6,876
     Accrued payroll and related expenses ....................      1,892      2,789
     Accrued interest payable ................................      4,328      7,050
     Other accrued expenses ..................................      2,282      2,657
                                                                 --------   --------
          Total current liabilities ..........................    100,194    105,257
Long-term line of credit .....................................     32,151     19,851
Non-recourse long-term project financing, less current portion    185,798    190,642
Notes payable ................................................      6,473      6,348
Senior Notes Due 2004 ........................................    105,000    105,000
Deferred income taxes, net ...................................     97,164     97,621
Other liabilities ............................................      3,636      4,585
                                                                 --------   --------
          Total liabilities ..................................    530,416    529,304
                                                                 --------   --------

Shareholder's equity
     Preferred stock .........................................     50,000        --
     Common stock ............................................      6,224      6,224
     Retained earnings .......................................     18,709     19,003
                                                                 --------   --------
          Total shareholder's equity .........................     74,933     25,227
                                                                 --------   --------
          Total liabilities and shareholder's equity .........   $605,349   $554,531
                                                                 ========   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                          1996        1995
                                                                       --------    --------
Revenue:
     Electricity and steam sales ...................................   $ 25,775    $ 21,103
     Service contract revenue from related parties .................      2,012       1,523
     Service revenue from others ...................................        574        --
     Income (loss) from unconsolidated investments in power projects      1,415        (616)
     Interest income on loans to power projects ....................      1,897        --
                                                                       --------    --------
              Total revenue ........................................     31,673      22,010
                                                                       --------    --------

Cost of revenue:
     Plant operating expenses, depreciation, operating lease expense
        and production royalties ...................................     19,472      12,281
     Service contract expenses and other ...........................      1,857       1,111
                                                                       --------    --------
              Total cost of revenue ................................     21,329      13,392
                                                                       --------    --------

Gross profit .......................................................     10,344       8,618

Project development expenses .......................................        516         501
General and administrative expenses ................................      2,640       1,545
                                                                       --------    --------

              Income from operations ...............................      7,188       6,572

Other (income) expense:
     Interest expense ..............................................      8,219       6,931
     Other income, net .............................................       (533)       (459)
                                                                       --------    --------

              Income before provision for income taxes .............       (498)        100

Provision for (benefit from) income taxes ..........................       (204)         41
                                                                       --------    --------

              Net income ...........................................   $   (294)   $     59
                                                                       ========    ========

Weighted average shares outstanding ................................      2,000       2,190
                                                                       ========    ========

Earnings per share .................................................   $  (0.15)   $   0.03
                                                                       ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended March 31,
                                                                   1996        1995
                                                                 --------    --------

Net cash provided by (used for) operating activities .........   $ (2,216)   $  4,443
                                                                 --------    --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment ............     (7,261)     (8,071)
     Deposit for King City transaction .......................     (1,000)       --
     Investments in power projects and capitalized costs .....       (459)       (502)
     Increase in notes receivable from related party .........       --          (250)
     Decrease in restricted cash .............................      1,101       2,902
     Other, net ..............................................        (20)          5
                                                                 --------    --------

          Net cash used in investing activities ..............     (7,639)     (5,916)
                                                                 --------    --------

Cash flows from financing activities:
     Borrowings from line of credit ..........................     12,300        --
     Repayment of line of credit .............................       (208)       --
     Repayment of non-recourse project financing .............     (5,400)     (9,900)
     Proceeds from issuance of preferred stock ...............     50,000        --
     Repayment of working capital loan .......................       --        (4,000)
     Financing costs .........................................       --           (82)
                                                                 --------    --------

          Net cash provided by (used for) financing activities     56,692     (13,982)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents .........     46,837     (15,455)

Cash and cash equivalents, beginning of period ...............     21,810      22,527
                                                                 --------    --------

Cash and cash equivalents, end of period .....................   $ 68,647    $  7,072
                                                                 ========    ========


Supplementary information:

     Cash paid during the period for:
          Interest ...........................................   $ 10,951    $ 10,812
          Income taxes .......................................   $   --      $    125


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996


1.       Organization and Operation of the Company

         Calpine Corporation (Calpine), a California corporation, and subsidiaries (collectively, the Company) are engaged in the development, acquisition, ownership and operation of power generation facilities in the United States. The Company has ownership interests in and operates geothermal steam fields, geothermal power generation facilities, and natural gas-fired cogeneration facilities in Northern California and Washington. Each of the generation facilities produces electricity for sale to utilities. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. Founded in 1984, the Company is wholly owned by Electrowatt Services, Inc., which is wholly owned by Electrowatt Ltd (Electrowatt), a Swiss company. The Company has expertise in the areas of engineering, finance, construction and plant operations and maintenance.

2.       Summary of Significant Accounting Policies

         Basis of Interim Presentation

         The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all and only normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of the results for the entire year.

         Earnings Per Share

         Earnings per share are calculated using the weighted average number of shares outstanding during each period and, unless antidilutive, the net additional number of shares which would be issuable upon the exercise of outstanding stock options, assuming that the Company used the proceeds received to purchase additional shares at the estimated fair market value, as determined by the Board of Directors, based in part on an independent appraisal.

         Impact of Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair market value of the asset. SFAS No. 121 must be adopted for fiscal years beginning in 1996. The Company adopted SFAS No.

                      CALPINE CORPORATION AND SUBSIDIARIES

         121 effective January 1, 1996, and determined that adoption of this pronouncement had no material impact on the results of operations or financial condition as of January 1, 1996.

3.       Accounts Receivable

         The Company has both billed and unbilled receivables. The components of accounts receivable as of March 31, 1996 and December 31, 1995 are as follows (in thousands):

                                 March 31,    December 31,
                                    1996          1995
                                  -------       -------
                                (unaudited)
               Projects:
                Billed ......     $15,806       $18,341
                Unbilled.....         549           525
                Other .......       1,167         1,258
                                  -------       -------
                                  $17,522       $20,124
                                  =======       =======

         Other accounts receivable consist primarily of disputed amounts related to the Greenleaf facilities purchase price. In April 1996, the Company reclassified such accounts receivable to property, plant and equipment as an adjustment to the purchase price of the Greenleaf facilities (see
         Note 6).

         Accounts receivable from related parties as of March 31, 1996 and December 31, 1995 are comprised of the following (in thousands):

                                            March 31,  December 31,
                                                1996       1995
                                               ------     ------
                                            (unaudited)
          O.L.S. Energy-Agnews, Inc. .......   $  379     $  806
          Geothermal Energy Partners, Ltd...    1,512        462
          Sumas Cogeneration Company, L.P...    1,088        908
          Electrowatt and subsidiaries .....        1          1
                                               ------     ------
                                               $2,980     $2,177
                                               ======     ======

4.       Investments in Power Projects

         The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the three months ended March 31, 1996 and 1995 related to these investments is as follows (in thousands):

                      CALPINE CORPORATION AND SUBSIDIARIES

                                             1996                                        1995
                          ------------------------------------------ -------------------------------------------
                               Sumas        O.L.S.      Geothermal        Sumas         O.L.S.       Geothermal
                           Cogeneration     Energy-       Energy      Cogeneration      Energy-        Energy
                             Company,       Agnews,      Partners,      Company,        Agnews,       Partners,
                               L.P.          Inc.          Ltd.           L.P.           Inc.           Ltd.
Revenue                   $       12,047  $    1,699   $      4,118  $        8,653  $      1,552  $       4,969
Operating expenses                 6,336       2,191          3,536           7,067         1,739          2,507
                          --------------  ----------   ------------  --------------  ------------  -------------
 Income (loss) from
   operations                      5,711        (492)           582           1,586          (187)         2,462

Other expenses, net                2,599         275          1,246           2,637           650          1,438
                          --------------  ----------  -------------  --------------  ------------  -------------

     Net income (loss)    $        3,112  $     (767) $        (664) $       (1,051) $       (837) $       1,024
                          ==============  ==========  =============  ==============  ============  =============

 Company's share of net
   income (loss)          $        1,556  $     (153) $          12  $         (526) $       (154) $          64
                          ==============  ==========  =============  ==============  ============  =============

5.       Calpine Thermal Power, Inc.

         In March 1996, Calpine Thermal Power, Inc. (Calpine Thermal) and Unocal Corporation entered into an alternative pricing agreement with Pacific Gas and Electric Company (PG&E) for any steam produced in excess of 40% of average field capacity. An alternative pricing strategy would be effective through December 31, 2000, with pricing strategies for 1996 and 1997 to be established during 1996. Under the agreement, PG&E would purchase a portion of the steam that PG&E would have curtailed under Calpine Thermal's existing steam sales agreement. The price of steam would be at competitive market prices, subject to a specified minimum price.

6.       Calpine Greenleaf Corporation

         In April 1995, the Company purchased the capital stock of the companies which owned 100% of the assets of two 49.5 megawatt natural gas-fired cogeneration facilities (collectively, the Greenleaf facilities) located in Yuba City in Northern California. The purchase price included a cash payment of $20.3 million and the assumption of project debt totalling $60.2 million. In April 1996, the Company finalized the purchase price in accordance with the Share Purchase Agreement dated March 30, 1995.

         The acquisition was accounted for as a purchase and the purchase price has been allocated to the acquired assets and liabilities based on the estimated fair values of the acquired assets and liabilities as shown below. The adjusted allocation of the purchase price is as follows (in thousands):

               Current assets ..............   $   6,572
               Property, plant and equipment     122,545
                                               ---------
                        Total assets .......     129,117
                                               ---------
               Current liabilities .........      (1,079)
               Deferred income taxes, net ..     (46,580)
                                               ---------
                        Total liabilities ..     (47,659)
                                               ---------
               Net purchase price ..........   $  81,458
                                               =========

                      CALPINE CORPORATION AND SUBSIDIARIES

7.       King City Transaction

         In April 1996, the Company entered into a long-term operating lease with BAF Energy A California Limited Partnership (BAF), for a 120 megawatt natural gas-fired combined cycle facility located in King City, California. The facility generates electricity for sale to PG&E pursuant to a long-term power sales agreement through 2019. Natural gas for the facility is supplied by Chevron USA Inc. pursuant to a contract which expires June 30, 1997.

         Under the terms of the operating lease, the Company makes semi-annual lease payments to BAF, a portion of which is supported by a $100.7 million collateral fund, owned by the Company. The collateral consists of a portfolio of investment grade and U.S. Treasury Securities that will mature serially in amounts equal to a portion of the lease payments.

         The Company financed the collateral fund and other transaction costs with $50.0 million of proceeds from the issuance of preferred stock to Electrowatt by Calpine (see Note 10) and other short-term borrowings, which included $13.3 million of borrowings under the Credit Suisse Credit Facility discussed in Note 8 below and a $45.0 million loan from The Bank of Nova Scotia which bears interest at 7.5% and matures upon the earlier of the issuance of the Senior Notes Due 2006 (see Note 9) or August 23, 1996. The Company expects to repay the short-term borrowings from a portion of the net proceeds of the Senior Notes Due 2006 to be issued in May 1996.

8.       Lines of Credit

         At March 31, 1996, the Company had $32.2 million of borrowings under its $50.0 million Credit Facility with Credit Suisse (whose parent company owns 44.9% of Electrowatt). The outstanding balance bears interest at the London Interbank Offered Rate (LIBOR) plus a mutually agreed margin, for a total interest rate of approximately 6.05% as of March 31, 1996. Interest is paid on the last day of each interest period for such loan, but not less often than quarterly, based on the principal amount outstanding during the period. No stated principal amortization exists for this indebtedness.

         On April 29, 1996, the Credit Facility was increased to $58.0 million. From April 1, 1996 through May 14, 1996, the Company issued a letter of credit for $25,000 and borrowed an additional $21.5 million for working capital purposes, to fund loans in connection with the Cerro Prieto project, and to fund the King City transaction as discussed in Note 7. A portion of the proceeds from the Senior Notes Due 2006 to be issued in May 1996 will be used to repay the outstanding balance of the Credit Facility.

9.       Senior Notes Due 2006

         On May 13, 1996, the Company agreed to issue $180.0 million aggregate principal amount of 10 1/2% Senior Notes Due 2006. The net proceeds will be used to refinance existing indebtedness and for general corporate purposes. The Company has no sinking fund or mandatory redemption obligations with respect to the Senior Notes Due 2006. Interest is payable semi-annually on May 15 and November 15 of each year while the Senior Notes Due 2006 are outstanding, commencing on November 15, 1996.

                      CALPINE CORPORATION AND SUBSIDIARIES

10.      Preferred Stock

         The Company has 5,000,000 authorized shares of Series A Preferred Stock, all of which were issued on March 21, 1996 and outstanding as of March 31, 1996. All of the shares of Series A Preferred Stock are held by Electrowatt. The shares of Series A Preferred Stock are not publicly traded. Currently, no dividends are payable on the Series A Preferred Stock. The Company intends to amend its Second Amended and Restated Articles of Incorporation to provide that dividends may be paid on the Series A Preferred Stock, when and if declared by the Board of Directors. The Series A Preferred Stock contains provisions regarding liquidation and conversion rights.

11.      Contingencies

         The Company, together with over 100 other parties, was named as a defendant in the second amended complaint in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation (Bonneville), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General
         Corporation, et al., in the United States District Court for the District of Utah. This complaint alleges that, in conjunction with top executives of Bonneville and with the alleged assistance of the other 100 defendants, the Company engaged in a broad conspiracy and fraud. The complaint has been amended a number of times. The Company has answered each version of the complaint by denying all claims and is in the process of conducting discovery. In August 1994, the Company successfully moved for an order severing the trustee's claim against the Company from the claims against the other defendants. Although the case involves over 25 separate financial transactions entered into by Bonneville, the severed case concerns the Company in respect of only one of these transactions. In 1988, the Company invested $2.0 million in a partnership formed with Bonneville to develop four hydroelectric projects in the State of Hawaii. The projects were not successfully developed by the partnership, and, subsequent to Bonneville's Chapter 11 filing, the Company filed a claim as a creditor against Bonneville's bankruptcy estate. The trustee alleges that the equity investment was actually a "sham" loan designed to inflate Bonneville's earnings. The trustee further alleges that Calpine is one of many defendants in this case responsible for Bonneville's insolvency and the amount of damages attributable to the Company based on the $2.0 million partnership investment is alleged to be $577.2 million. The trustee is seeking to hold each of the other defendants liable for a portion, all or, in certain cases, more than this amount. The Company expects the matter will be set for trial in 1996. The Company believes the claims against it are without merit and will continue to defend the action vigorously. The Company further believes that the resolution of this matter will not have a material adverse effect on its financial position or results of operations.

         ENCO, the wholly owned subsidiary of Sumas Cogeneration Company, L.P., in which the Company is a limited partner, terminated protracted contract negotiations with two Canadian natural gas suppliers in January 1995. One of the suppliers notified ENCO it considered a draft contract to be effective although it had not been executed by ENCO. The supplier indicated it may pursue legal action if ENCO would not execute the contract. As of May 14, 1996, no legal action has been served on ENCO. Management believes if legal action is commenced, ENCO has significant defenses and believes such action will not result in any material adverse impact to the Company's financial condition or results of operations.

                      CALPINE CORPORATION AND SUBSIDIARIES

         The Company is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OVERVIEW
- --------

During the twelve months ended March 31, 1996, the Company completed two acquisitions. On April 21, 1995, the Company acquired the stock of certain companies that own 100% of two 49.5 megawatt natural gas-fired cogeneration facilities (Greenleaf 1 and 2). On June 29, 1995, the Company acquired the operating lease for a 28.5 megawatt natural gas-fired cogeneration facility located in Watsonville, California.

The majority of the Company's consolidated revenues are derived from electricity and steam sales by the West Ford Flat facility, the Bear Canyon facility, the Greenleaf 1 and 2 facilities, the Watsonville facility, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields, and the Calpine Thermal Steam Fields. Such revenues reflect electricity and steam sales by the Greenleaf facilities and by the Watsonville facility only since their acquisition by the Company on April 21, 1995 and June 29, 1995, respectively.

Each of the power generation facilities produces electricity for sale to a utility. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. The electricity, thermal energy and steam generated by these facilities are typically sold under long-term take-and-pay power or steam sales agreements generally having original terms of 20 or 30 years.

Each of the Company's power and steam sales agreements contains curtailment provisions under which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. During 1995, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation, which resulted in high levels of energy generation by hydroelectric power facilities that supply electricity. The Company expects the maximum curtailment during 1996 under its power and steam sales agreements for certain of its facilities.

SELECTED OPERATING DATA
- -----------------------

Set forth below is certain selected operating information for the power generation facilities and steam fields, for which results are consolidated in the Company's statement of operations. The information set forth under power plants consists of the results for the West Ford Flat and Bear Canyon facilities, and the Greenleaf 1 and 2 facilities and the Watsonville facility since their acquisition on April 21, 1995 and June 29, 1995, respectively. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields and the Calpine Thermal Steam Fields (dollar amounts in thousands, except per kilowatt hour amounts).

                                        Three Months Ended March 31,
                                             1996      1995
                                           --------   --------
     Power Plants
       Electricity revenues
          Energy .......................   $ 15,339   $ 11,140
          Capacity .....................   $  1,566   $    380
        Megawatt hours produced ........    330,675     96,406
        Average energy rate per kilowatt
          hour produced ................   $ 0.0464   $  0.115

     Steam Fields
        Steam revenues .................   $  8,870   $  9,583
        Megawatt hours produced ........    556,039    468,526
        Average energy rate per kilowatt
          hour produced ................   $ 0.0160   $ 0.0205


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenue. The Company's total revenue was $31.7 million for the three months ended March 31, 1996 compared to $22.0 million for the comparable period in 1995:

         Electricity and steam sales revenue increased 22% to $25.8 million for the three months ended March 31, 1996, compared to $21.1 million for the comparable period in 1995. The increase was primarily attributable to $4.5 million of revenue from the Greenleaf facilities and $1.2 million from the Watsonville facility which were included in the Company's operations after March 31, 1995. The SMUDGEO#1 Steam Fields also contributed $465,000 to the revenue increase, primarily due to an increase in production and in the steam sales price. Offsetting the favorable increases was a $709,000 decrease in revenue from the PG&E Unit 13 and Unit 16 Steam Fields due to a price decrease in accordance with the steam sales agreements and higher curtailment by PG&E during the three months ended March 31, 1996 due to hydro-spill conditions. Revenue from the West Ford Flat and Bear Canyon facilities also decreased $310,000 for the three months ended March 31, 1996 compared to the same period in 1995. The decrease was due to less production, offset by a price increase.

         Service contract revenue from related parties increased 33% to $2.0 million for the three months ended March 31, 1996 compared to $1.5 million for the same period in 1995. Approximately $342,000 of the increase was related to billings for an overhaul at the Aidlin facility.

         Service revenue from others for the three months ended March 31, 1996 consisted of a $255,000 advisory fee for financing of a power generation facility; $191,000 of technical services and management fees related to the Cerro Prieto project; and $128,000 of power marketing sales.

         Income from unconsolidated investments in power projects increased to $1.4 million for the three months ended March 31, 1996 compared to a $616,000 loss for the comparable period in 1995. The increase is primarily attributable to $1.6 million of equity income from the Company's investment in Sumas Cogeneration Company, L.P. (Sumas) (see
         Note 4) in which the Company is a limited partner. Sumas is the owner and operator of a natural gas-fired combined cycle electrical generation facility with production capacity of approximately 125 megawatts located in Sumas, Washington. The increase in Sumas' profitability during 1996 is primarily attributable to an increase in the sale price in accordance with the power sales agreement with Puget Sound Power & Light Company.

         Interest income on loans to power projects contributed $1.9 million to the revenue increase for the three months ended March 31, 1996. In 1993 and 1994, the Company loaned a total of $11.5 million to the sole shareholder of Sumas Energy, Inc. (SEI), the general partner of Sumas. The loans bear interest at 16.25% to 20%, and are generally secured by a pledge to Calpine of SEI's interest in Sumas. The Company will receive payments of 75% of SEI's cash distributions from Sumas. Prior to 1996, the Company deferred recognition of interest income from these notes until Sumas generated net income. During the three months ended March 31, 1996, the Company recognized interest income of $1.6 million based on SEI's proportionate share of net income. In addition, the Company recognized $342,000 of interest income on loans to Coperlasa related to the Cerro Prieto project.

Cost of revenue increased 59% to $21.3 million for the three months ended March 31, 1996 compared to $13.4 million for the comparable period in 1995. The increase was primarily due to plant operating, depreciation, operating lease and production royalty expenses attributable to the operations of the Greenleaf and Watsonville facilities acquired on April 21, 1995 and June 29, 1995, respectively. The increases were partially offset by lower operating and depreciation expenses at Calpine Geysers Company, L.P.

General and administrative expenses increased 73% to $2.6 million for the three months ended March 31, 1996 compared to $1.5 million for the same period in 1995. The three months ended March 31, 1995 was reflective of a $324,000 decrease in expenses due to an adjustment of the bonus accrual for 1994. The three months ended March 31, 1996 also included $408,000 of costs related to the Company's power marketing activities. The remaining increases in 1996 were due to additional personnel and related expenses necessary to support the Company's expanded operations.

Interest expense increased to $8.2 million for the three months ended March 31, 1996 compared to $6.9 million for the comparable period in 1995. The 19% increase was attributable to $1.5 million of interest expense incurred on the debt related to the Greenleaf facilities acquired in April 1995.

Other income, net increased 16% to $533,000 for the three months ended March 31, 1996 compared to $459,000 for the same period in 1995. The increase was primarily due to $80,000 of interest income earned on the $50.0 million of proceeds from the issuance of the Series A Preferred Stock.

Provision  for income  taxes.  The  effective  rate for the income tax provision
(benefit) was approximately 41% for the three months ended March 31, 1996 and 1995. The effective rate was based on statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

To date, the Company has obtained cash from its operations, borrowings under the Credit Suisse Credit Facility and other working capital lines, equity contributions from Electrowatt, and proceeds from non-recourse project financings and other long-term debt. The Company utilized this cash to fund its operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet its other cash and liquidity needs.

The following table summarizes the Company cash flow activities for the periods indicated (in thousands):

                              Three Months Ended March 31,
                                    1996        1995
                                  --------    --------
     Cash flows from:
        Operating activities...   $ (2,216)   $  4,443
        Investing activities...     (7,639)     (5,916)
        Financing activities...     56,692     (13,982)
                                  --------    --------
          Total ..............    $ 46,837    $(15,455)
                                  --------    --------

Operating activities for the three months ended March 31, 1996 consisted of approximately $294,000 of net loss from operations, $1.4 million of income from unconsolidated investments in power projects and $6.7 million net increase in operating assets and liabilities, offset by $6.7 million of depreciation and amortization.

Investing activities used $7.6 million during the three months ended March 31, 1996, primarily due to $7.3 million of capital expenditures and a $1.0 million deposit in connection with the King City transaction, offset by a $1.1 million decrease in restricted cash requirements.

Financing activities provided $56.7 million of cash during the three months ended March 31, 1996. The Company issued $50.0 million of preferred stock to Electrowatt and borrowed an additional $12.3 million from the Credit Suisse Credit Facility. In addition, the Company repaid $5.4 million of non-recourse project financing.

As of March 31, 1996, cash and cash equivalents were $68.6 million and working capital was a negative $1.0 million. For the three months ended March 31, 1996, working capital increased $48.0 million and cash and cash equivalents increased $46.8 million as compared to the twelve months ended December 31, 1995. The increase in working capital was primarily due to the proceeds from the issuance of preferred stock which were invested until May 1, 1996 for the King City transaction. Working capital includes a $57.0 million non-recourse project financing maturing September 1996. On May 13, 1996, the Company agreed to issue $180.0 million of Senior Notes Due 2006, of which a portion of net proceeds will be used to refinance current indebtedness and to repay the $57.0 million loan from The Bank of Nova Scotia.

As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facility with Credit Suisse, other lines of credit, non-recourse project financing, or long-term debt.

The Company currently has outstanding $105.0 million of its 9 1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. Under the provisions of the indenture, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

At March 31, 1996, the Company had $269.6 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat facility, the Bear Canyon facility, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields, the Calpine Thermal Steam Fields and the Greenleaf facilities. As of March 31, 1996, the annual maturities for all non-recourse project debt were $79.3 million for the remainder of 1996, $24.8 million for 1997, $26.0 million for 1998, $18.7 million for 1999, $18.0 million for 2000 and $100.2 million thereafter. On April 1, 1996, the Company repaid $4.2 million of this non-recourse project financing.

The Company currently has the Credit Suisse Credit Facility, which was arranged by Electrowatt and provides for total borrowings of $58.0 million, with interest at either LIBOR or at the Credit Suisse base rate plus a mutually agreed margin. As of March 31, 1996, the Company had outstanding $32.2 million of borrowings at LIBOR plus a mutually agreed margin. From April 1 through May 14, 1996, the Company borrowed an additional $21.5 million to fund loans in connection with the Cerro Prieto project, working capital requirements and to fund a portion of the King City transaction. Outstanding borrowings of $53.7 million will be repaid with a portion of the net proceeds from the Senior Notes Due 2006 to be issued in May 1996 (see Note 9).

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At March 31, 1996, the Company had no borrowings under this working capital line and $900,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

During April 1996, the Company entered into a $45.0 million financing agreement with The Bank of Nova Scotia as financing, in part, for the King City transaction. The $45.0 million borrowing will be repaid with a portion of the net proceeds from the sale of the Senior Notes Due 2006 during May 1996.

The Company also had outstanding a non-interest bearing promissory note to Natomas Energy Company in the amount of $6.5 million representing a portion of the September 1994 purchase price of Thermal Power Company. This note has been discounted to yield 8% per annum and is due September 9, 1997.

The Company intends to continue to seek the use of non-recourse project financing for new projects, where appropriate. The debt agreements of the Company's subsidiaries and other affiliates governing the non-recourse project financing generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to the Company. The dividend restrictions in such agreements generally require that, prior to the payment of dividends, distributions or other transfers, the subsidiary or other affiliate must provide for the payment of other obligations, including operating expenses, debt service and reserves. However, the Company does not believe that such restrictions will adversely affect its ability to meet its debt obligations.

At March 31, 1996, the Company had commitments for capital expenditures in 1996 totaling $1.6 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. For the three months ended March 31, 1996, capital expenditures included $4.0 million for the purchase of geothermal leases for the Glass Mountain project and $900,000 for the new rotor at the PG&E Unit 13 facility.

The Company continues to pursue the acquisition and development of geothermal resources and new power generation projects. The Company expects to commit significant capital during 1996 and in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

In April 1996, the Company entered into a transaction involving a lease of the King City facility. The company financed this transaction with the $45.0 million loan from The Bank of Nova Scotia, $13.3 million of borrowings under the Credit Suisse Credit Facility (both of which will be repaid with a portion of the net proceeds from the sale of the Senior Notes Due 2006 to be issued in May 1996) and $50.0 million of proceeds from the issuance of preferred stock to Electrowatt.

The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital lines and the net proceeds from the sale of the Senior Notes Due 2006 to satisfy all obligations under outstanding indebtedness, including Senior Notes, to finance anticipated capital expenditures and to fund working capital requirements through December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGE IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                              Description
- ------                              -----------

3.1 Amended and Restated Articles of Incorporation, dated as of April 22, 1996, of Calpine Corporation, a California corporation. (k)

4.1 Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as Trustee, including Form of Senior Notes. (a)

10.1          Financing Agreements

10.1.1 Term and Working Capital Loan Agreement, dated as of June 1,1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch.
              (a)

10.1.2 First Amendment to Term and Working Capital Loan Agreement, dated as of June 29, 1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch. (a)

10.1.3 Second Amendment to Term and Working Capital Loan Agreement, dated as of December 1, 1990, between Calpine Geysers Company,L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch. (a)

10.1.4 Third Amendment to Term and Working Capital Loan Agreement, dated as of June 26, 1992, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank of Switzerland, New York Branch, and The Prudential Insurance Company of America. (a)

10.1.5 Fourth Amendment to Term and Working Capital Loan Agreement, dated as of April l, 1993, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank of Switzerland, New York Branch, and The Prudential Insurance Company of America. (a)

10.1.6 Construction and Term Loan Agreement, dated as of January 30,1992, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America, and Credit Suisse, New York Branch. (a)

10.1.7 Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24, 1993, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America, and Credit Suisse, New York Branch. (a)

10.1.8        Credit  Agreement-Construction  Loan and Term Loan Facility, dated
              as  of  January  10,  1990,   between  Credit  Suisse  and  O.L.S.
              Energy-Agnews. (a)

10.1.9 Amendment No. 1 to Credit Agreement-Construction Loan and Term Loan Facility, dated as of December 5, 1990, between Credit Suisse and O.L.S. Energy-Agnews. (a)

10.1.10 Participation Agreement, dated as of December 1, 1990, between O.L.S. Energy-Agnews, Nynex Credit Company, Credit Suisse,
              Meridian Trust Company of California, and GATX Capital Corporation. (a)

10.1.11 Facility Lease Agreement, dated as of December 1, 1990, between Meridian Trust Company of California and O.L.S. Energy-Agnews. (a)

10.1.12 Project Revenues Agreement, dated as of December 1, 1990, between O.L.S. Energy-Agnews, Meridian Trust Company of California and Credit Suisse. (a)

10.1.13 Credit Agreement, dated as of September 9, 1994, between Calpine Thermal Power, Inc., Thermal Power Company and The Bank of Nova Scotia. (b)

10.1.14 Project Credit Agreement, dated as of June 30, 1995, between Calpine Greenleaf Corporation, Greenleaf Unit One Associates, Greenleaf Unit Two Associates, Inc. and The Sumitomo Bank, Limited. (g)

10.1.15 Lease dated as of April 24, 1996 between BAF Energy A California Limited Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee. (j)

10.2          Purchase Agreements

10.2.1 Purchase Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners, L.P., Healdsburg Energy Company, L.P., and Freeport-McMoRan Resource Partners, Limited Partnership. (a)

10.2.2 Stock Purchase Agreement, dated as of June 27, 1994, between Maxus International Energy Company, Natomas Energy Company, Calpine Corporation and Calpine Thermal Power, Inc. and amendment thereto dated July 28, 1994. (b)

10.2.3 Share Purchase Agreement dated March 30, 1995 between Calpine Corporation, Calpine Greenleaf Corporation, Radnor Power Corp. and LFC Financial Corp. (e)

10.3          Power Sales Agreements

10.3.1 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents.
              (a)

10.3.2 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)

10.3.3 Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and
              related documents. (a)

10.3.4 Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and amendment thereto dated September 30, 1991. (a)

10.3.5 Long-Term Energy and Capacity Power Purchase Agreement, dated April 16, 1985, between O.L.S. Energy-Agnews and Pacific Gas & Electric Company and amendment thereto dated February 24, 1989.
              (a)

10.3.6 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd., and Pacific Gas & Electric Company and related documents. (a)

10.3.7 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd., and Pacific Gas & Electric Company (see Exhibit 10.3.6 for related documents). (a)

10.3.8 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit One Associates, Inc. and Pacific Gas and Electric Company. (f)

10.3.9 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit Two Associates, Inc. and Pacific Gas and Electric Company. (f)

10.4          Steam Sales Agreements

10.4.1 Geothermal Steam Sales Agreement, dated July 19, 1979, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal
              Company, L.P.), and Sacramento Municipal Utility District and related documents. (a)

10.4.2 Agreement for the Sale and Purchase of Geothermal Steam, dated March 23, 1973, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Pacific Gas & Electric Company and related letter dated May 18, 1987. (a)

10.4.3 Thermal Energy and Kiln Lease Agreement, dated as of January 16, 1992, between Sumas Cogeneration Company, L.P., and Socco, Inc. and amendment thereto dated May 24, 1993. (a)

10.4.4 Amended and Restated Energy Service Agreement, dated as of December l, 1990, between the State of California and O.L.S. Energy-Agnews. (a)

10.4.5 Agreement for the Sale of Geothermal Steam, dated as of July 28, 1992, between Thermal Power Company and Pacific Gas & Electric Company. (c)

10.4.6 Amendment to the Agreement for the Sale of Geothermal Steam, dated as of August 9, 1995, between Union Oil Company of California, NEC Acquisition Company, Thermal Power Company, and Pacific Gas and Electric Company. (h)

10.5          Service Agreements

10.5.1 Operation and Maintenance Agreement, dated as of April 5, 1990, between Calpine Operating Plant Services, Inc. (formerly Calpine-Geysers Plant Services, Inc.), and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.). (a)

10.5.2 Amended and Restated Operating and Maintenance Agreement, dated as of January 24, 1992, between Calpine Operating Plant Services, Inc. and Sumas Cogeneration Company, L.P. (a)

10.5.3 Amended and Restated Operation and Maintenance Agreement, dated as of December 31, 1990, between O.L.S. Energy-Agnews and Calpine Operating Plant Services, Inc. (formerly Calpine Cogen-Agnews, Inc.). (a)

10.5.4 Operating and Maintenance Agreement, dated as of January 1, 1995, between Calpine Corporation and Geothermal Energy Partners, Ltd.
              (h)

10.6          Gas Supply Agreements

10.6.1 Gas Sale and Purchase Agreement, dated as of December 23, 1991, between ENCO Gas, Ltd, and Sumas Cogeneration Company, L.P. (a)

10.6.2 Gas Management Agreement, dated as of December 23, 1991, between Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd. and Sumas Cogeneration Company, L.P. (a)

10.6.4 Natural Gas Sales Agreement, dated as of November 1, 1993, between O.L.S. Energy-Agnews, Inc. and Amoco Energy Trading Corporation.
              (a)

10.6.5 Natural Gas Service Agreement, dated November 1, 1993, between Pacific Gas & Electric Company and O.L.S. Energy-Agnews, Inc. (a)

10.7          Agreements Regarding Real Property

10.7.1 Office Lease, dated March 15, 1991, between 50 West San Fernando Associates, L.P., and Calpine Corporation. (a)

10.7.2 First Amendment to Office Lease, dated April 30, 1992, between 50 West San Fernando Associates, L.P. and Calpine Corporation. (a)

10.7.3 Geothermal Resources Lease CA 1862, dated July 25, 1974, between the United States Bureau of Land Management and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.). (a)

10.7.4 Geothermal Resources Lease PRC 5206.2, dated December 14, 1976, between the State of California and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.). (a)

10.7.5 First Amendment to Geothermal Resources Lease PRC 5206.2, dated April 20,1994, between the State of California and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.). (a)

10.7.6 Industrial Park Lease Agreement, dated December 18, 1990, between Port of Bellingham and Sumas Energy, Inc. (a)

10.7.7 First Amendment to Industrial Park Lease Agreement, dated as of July 16, 1991, between Port of Bellingham, Sumas Energy, Inc., and Sumas Cogeneration Company, L.P. (a)

10.7.8        Second Amendment to Industrial Park Lease  Agreement,  dated as of
              December   17,  1991  between   Port  of   Bellingham   and  Sumas
              Cogeneration Company, L.P. (a)

10.7.9 Amended and Restated Cogeneration Lease, dated as of December 1, 1990, between the State of California and O.L.S. Energy-Agnews.
              (a)

10.8          General

10.8.1 Limited Partnership Agreement of Sumas Cogeneration Company, L.P., dated as of August 28, 1991, between Sumas Energy, Inc. and Whatcom Cogeneration Partners, L.P. (a)

10.8.2        First  Amendment  to  Limited   Partnership   Agreement  of  Sumas
              Cogeneration Company, L.P., dated as of January 30, 1992, between Whatcom Cogeneration Partners, L.P., and Sumas Energy, Inc. (a)

10.8.3        Second  Amendment  to  Limited  Partnership   Agreement  of  Sumas
              Cogeneration Company, L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P., and Sumas Energy, Inc. (a)

10.8.4 Second Amended and Restated Shareholders' Agreement, dated as of October 22, 1993, among GATX Capital Corporation, Calpine Agnews, Inc., JGS-Agnews, Inc., and GATX/Calpine-Agnews, Inc. (a)

10.8.5 Amended and Restated Reimbursement Agreement, dated October 22, 1993, between GATX Capital Corporation, Calpine Agnews, Inc., JGS-Agnews, Inc., GATX/Calpine-Agnews, Inc., and O.L.S. Energy-Agnews, Inc. (a)

10.8.6 Amended and Restated Limited Partnership Agreement of Geothermal Energy Partners Ltd., L.P., dated as of May 19, 1989, between Western Geothermal Company, L.P., Sonoma Geothermal Company, L.P., and Cloverdale Geothermal Partners, L.P. (a)

10.8.7 Assignment and Security Agreement, dated as of January 10, 1990, between O.L.S. Energy-Agnews and Credit Suisse. (a)

10.8.8        Pledge   Agreement,   dated  as  of  January  10,  1990,   between
              GATX/Calpine-Agnews, Inc., and Credit Suisse. (a)

10.8.9 Equity Support Agreement, dated as of January 10, 1990, between Calpine Corporation and Credit Suisse. (a)

10.8.10 Assignment and Security Agreement, dated as of December 1, 1990, between O.L.S. Energy- Agnews and Meridian Trust Company of California. (a)

10.8.11 Calpine Subordination Agreement, dated as of April 1, 1993, between Freeport-McMoRan Resource Partners, L.P., Calpine Corporation, Sonoma Geothermal Partners, L.P., Calpine Sonoma, Inc., Healdsburg Energy Company, L.P., and Calpine Geysers Company, L.P. (formerly Santa Rosa Energy Company, L.P.). (a)

10.8.12 First Amended and Restated Limited Partner Pledge and Security Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners, L.P., Healdsburg Energy Company, L.P., Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Freeport-McMoRan Resource Partners, L.P., and Meridian Trust Company of California. (a)

10.8.13 Management Services Agreement, dated January 1, 1995, between Calpine Corporation and Electrowatt Ltd. (k)

10.8.14 Revolving Credit Facility Letter Agreements, dated April 21, 1995, between Calpine Corporation and Credit Suisse, and between Calpine Greenleaf Corporation and Credit Suisse. (g)

10.8.15 Letter regarding Credit Facility, dated April 7, 1993, from Electrowatt Ltd to Credit Suisse. (a)

10.8.16 Promissory Grid Note, dated April 29, 1996, between Calpine Corporation and Credit Suisse. (k)

10.8.17 Guarantee Fee Agreement, dated January 1, 1995, between Calpine Corporation and Electrowatt Ltd. (g)

10.8.18 Amended and Restated Operating Agreement for the Geysers, dated as of December 1, 1993, by and between Magma-Thermal Power Project, a joint venture composed of NEC Acquisition Company and Thermal Power Company, and Union Oil Company of California. (c)

10.9 Calpine Corporation Stock Option Program and forms of agreements thereunder. (a)

10.10 Employment Agreement, effective as of January 1, 1995, between Calpine Corporation and Mr. Peter Cartwright. (d)

10.11         Form of Indemnification Agreement for directors.  (a)

10.12         Form of Indemnification Agreement for executive officers.  (a)

- -----------------------------


(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 9, 1994 and filed on September 26, 1994.

(c) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1994 and filed on November 14, 1994.

(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1995.

(e) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 21, 1995 and filed on May 5, 1995.

(f) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1995 and filed on May 12, 1995.

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1995 and filed on August 14, 1995.

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(i) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k)           Filed herewith.




(b)      Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended March 31, 1996. A report on Form 8-K was filed on May 14, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      \s\  Ann B. Curtis                               Date:    May 15, 1996
         -----------------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:      \s\  Gloria S. Gee                               Date:    May 15, 1996
         -----------------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number                             Description                           Number

3.1                  Amended and Restated Articles of Incorporation,
                     dated as of April 22, 1996, of Calpine
                     Corporation, a California corporation.                26

10.8.13              Management Services Agreement, dated January 1,
                     1995, between Calpine Corporation and
                     Electrowatt Ltd.                                      35

10.8.16              Promissory Grid Note, dated April 29, 1996,
                     between Calpine Corporation and Credit Suisse.        38

                              AMENDED AND RESTATED

                            ARTICLES OF INCORPORATION

                                       OF

                              CALPINE CORPORATION,
                            a California corporation


          The undersigned, Peter Cartwright and Ann B. Curtis, hereby certify that:

          ONE: They are The duly elected and acting president and secretary, respectively, of calpine Corporation, a California corporation.

          TWO: The Amended and Restated Articles of Incorporation of this corporation are amended and restated to read in full as follows:


                                   ARTICLE I.

          The name of this corporation is Calpine Corporation.

                                   ARTICLE II.

          The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.

                                  ARTICLE III.

          The total number of shares of all classes of stock which this corporation shall have authority to issue is Eleven Million Five Hundred Thousand (11,500,000) shares, consisting of Five Million (5,000,000) shares of Series A Preferred Stock, with a par value of one cent ($0.01) per share (the "Series A Preferred Stock"), Three Million Five Hundred Thousand (3,500,000) of Class A Common Stock, with a par value of one cent ($0.01) per share ("the Class A Common Stock"), and Three Million (3,000,000) shares of Class B Common Stock, with a par value of one cent ($0.01) per share (the "Class B Common Stock"). The Class A Common Stock and the Class B Common Stock are collectively referred to as the "Common Stock."

          The Board of Directors of the Corporation may issue shares of any class of the Corporation's stock for such consideration, including cash, property, or services, as the Board may deem appropriate, subject to the requirement that the value of such consideration be no less than the par value of the shares issued.

          The following is a statement of the distinguishing characteristics of each class of stock of the Corporation, including designations, and the powers, preferences, and rights, and the qualifications, limitations, or restrictions thereof.

               A. Series A Preferred Stock. The rights, preferences, privileges and restrictions granted to and imposed on the Series A Preferred Stock are as set forth below:

                    1. Dividends. The holders of shares of Series A Preferred Stock shall not be entitled to receive dividends.

                    2. Liquidation Preference.

                         (a) In the  event of any  liquidation,  dissolution  or
winding up of this corporation, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of this corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $10.00 for each outstanding share of Series A Preferred Stock (the "Original Series A Issue Price"). If, upon the occurrence of such an event, the assets and funds thus distributed among the holders of Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full preferential amount for such series, then the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock.

                         (b)  After  payment  has been  made to the  holders  of
Series A Preferred Stock of the full amounts to which they shall be entitled as aforesaid, the remaining assets and funds of this corporation legally available for distribution shall be distributed ratably among the holders of Common Stock.

                    3. Conversion. The holders of Series A Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

                         (a) Right to Convert.  Each share of Series A Preferred
Stock shall be convertible, at the option of the holder thereof, at any time during the thirty (30) day period following the sale, transfer or other disposition by the corporation's shareholder or shareholders in one transaction or a series of related transactions of fifty percent (50%) or more of the corporation's outstanding shares of Common Stock (the "Transferred Shares"), into such number of fully paid and non-assessable shares of Class A Common Stock as is determined by dividing (x) the Original Series A Issue Price by (y) the price at which the Transferred Shares are sold.

                         (b)   Automatic   Conversion.   Immediately   upon  the
consummation of the corporation's sale of its Class A Common Stock in a bona fide, firm commitment under writing pursuant to a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), which results in aggregate gross cash proceeds to this corporation in excess of $10,000,000, each share of Series A Preferred Stock shall automatically be converted into such number of fully-paid and non-assessable shares of Class A Common Stock as is determined by dividing (x) the Original Series A Issue Price multiplied by 0.85 by (y) an amount equal to the price at which the shares of Class A Common Stock are sold in such underwriting.

                         (c)  Mechanics  of  Conversion.  Before  any  holder of
Series A Preferred Stock shall be entitled to convert the same into shares of Class A Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of this corporation or of any transfer agent for the Series A Preferred Stock, and shall give written notice by mail, postage prepaid, to this corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Class A Common Stock are to be issued. This corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Class A Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred Stock to be converted in the case of a conversion pursuant to Section 3(a), and on the date of the closing of the underwriting in the case of a conversion pursuant to Section 3(b), and the person or persons entitled to receive the shares of Class A Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Class A Common Stock as of the applicable date. If the conversion is in connection with an underwritten offer of securities registered pursuant to the Securities Act, the conversion will be conditioned upon the closing with the underwriter of the sale of securities pursuant to such offering.

                         (d)  No  Impairment.  This  corporation  will  not,  by
amendment of its articles of incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 3 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of Series A Preferred Stock against impairment.

                         (e) No Fractional Shares. No fractional shares shall be
issued upon conversion of the Series A Preferred Stock, and the number of shares of Class A Common Stock to be issued shall be rounded to the nearest whole share.

                         (f) Reservation of Stock Issuable Upon Conversion. This
corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Common Stock solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock such number of its shares of Class A Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series A Preferred Stock, and if at any time the number of authorized but unissued shares of Class A Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series A Preferred Stock, in addition to such other remedies as shall be available to the holder of such

Series A Preferred Stock, this Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Class A Common Stock to such number of shares as shall be sufficient for such purposes.

                         (g) Notices.  Any notice  required by the provisions of
this Section 3 to be given to the holders of shares of Series A Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Corporation.

                    4. Voting Rights. The holder of each share of Series A Preferred Stock shall have no voting rights other than those rights specifically provided by applicable law.

                    5. Status of Converted or Redeemed Stock. In the event any shares of Series A Preferred Stock shall be converted pursuant to Section 3 hereof, the shares so converted shall be canceled and shall not be issuable by the corporation, and the articles of incorporation of this corporation shall be appropriately amended to effect the corresponding reduction in the corporation's authorized capital stock.

                    6. Repurchase of Shares. In connection with repurchases by this corporation of its Common Stock pursuant to its agreements with certain of the holders thereof providing for such repurchases in the event of the termination of the status of such holder as an employee, director or consultant to the Company, each holder of Series A Preferred Stock shall be deemed to have consented, for purposes of Sections 502, 503 and 506 of the California General Corporation Law, to distributions made by the corporation with respect to such repurchases.

     B.       Class A Common Stock

                    1. Voting

                         (a) On all  matters  other than  matters for which each
class of stock is required by applicable law to vote or act separately, each holder of the Class A Common Stock shall be entitled to one (1) vote for each share held on all matters submitted to stockholders of the Corporation, whether by vote at a meeting or for action by written consent, and holders of Class A Common Stock shall vote together as a single class with the holders of the Class B Common Stock.

                    2. Dividends and Other Distributions

                         (a) The  holders of the Class A Common  Stock  shall be
entitled to receive, when, if and as declared by the Board of Directors of the Corporation, such dividends of cash, stock, or property as the Board of Directors shall from time to time declare subject to the following rights and restrictions:

                              (i) All cash  dividends  declared  and paid on the
Class A Common Stock shall, on a calendar year basis per share, be equal to all cash dividends declared and paid, on the Class B Common Stock, on a calendar year basis per share.

                              (ii) No dividends of stock or property (other than
cash) shall be declared and paid, per share, on the Class B Common Stock unless a dividend of an equal amount and equal value of stock or property (other than cash) has been concurrently declared and paid, per share, on the Class A Common Stock; provided, however, that a stock dividend shall only be declared and paid in conformance with the following: (A) a dividend of shares of Class A Common Stock may be declared and paid both to the holders of Class A Common Stock and Class B Common Stock, (B) shares of Class A Common Stock may be declared and paid to holders of Class A Common Stock, and a dividend of shares of Class B Common Stock may be declared and paid to holders of Class B Common Stock, and
(C) in the event of any stock dividend under (A) or (B) above, the number of shares distributed per share of Class A Common Stock and Class B Common Stock shall be the same.

                         (b) Upon any liquidation, dissolution, or winding up of
the Corporation, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Corporation, and after payment of the liquidation preference of the Series A Preferred Stock, the holders of the Class A Common Stock and the Class B Common Stock shall be entitled (together as a single class) to share ratably (i.e., an equal amount of assets for each share of either Class A Common Stock or Class B Common Stock) in the remaining assets of the Corporation.

                    3. Other Matters

                    The shares of Class A Common Stock may not be subdivided by a stock split or otherwise or be combined by reclassification, reorganization, reverse stock split or otherwise, without the shares of Class B Common Stock being similarly subdivided by a stock split or otherwise or combined by reclassification, reorganization, reverse stock split, or otherwise. Upon subdivision by a stock split or otherwise, or combination by reclassification, reorganization, reverse stock split, or otherwise, the Corporation shall not be obligated to issue any fractional shares of Class A Common Stock, and in lieu thereof, the Corporation shall pay to the holder of Class A Common Stock cash compensation with respect to any such fractional interest in accordance with the laws of the State of California and otherwise in the discretion of the Corporation.

                    4. Adjustments

                    The dividends and other distribution rights of the Class A Common Stock shall be proportionately adjusted for any increase or decrease in the number of issued shares of Class A Common Stock and/or Class B Common Stock resulting from a stock split, stock dividend, or other subdivision, or reclassification, reorganization, reverse stock split, or other combination affecting the outstanding Common Stock of the Corporation.

               C. Class B Common Stock

                    1. Voting

                         (a) On all  matters  other than  matters for which each
class of stock is required by applicable law to vote or act separately, each holder of the Class B Common Stock shall be entitled to ten (10) votes for each shares held on all matters submitted to stock holders of the Corporation, whether by vote at a meeting or for action by written consent, and holders of Class B Common Stock shall vote together as a single class with the holders of the Class A Common Stock.

                    2. Dividends and Other Distributions

                         (a) The  holders of record of the Class B Common  Stock
shall be entitled to receive, when, if and as declared by the Board of Directors of the Corporation, such dividends of cash, stock, or property as the Board of Directors shall from time to time declare, subject to the following rights and restrictions:

                              (i) No cash  dividends  shall be declared and paid
on the Class B Common Stock, on a calendar year basis per share, unless there shall have been declared and paid an equal amount of cash dividends on the Class A Common Stock, on a calendar year basis per share.

                              (ii) No dividends of stock or property (other than
cash) shall be declared and paid, per share, on the Class B Common Stock unless a dividend of an equal amount and equal value of stock or property (other than cash) has been concurrently declared and paid, per share, on the Class A Common Stock; provided, however, that a stock dividend shall only be declared and paid in conformance with the following: (A) a dividend of shares of Class A Common Stock may be declared and paid both to the holders of Class A Common Stock and Class B Common Stock, (B) shares of Class A Common Stock may be declared and paid to holders of Class A Common Stock, and a dividend of shares of Class B Common Stock may be declared and paid to holders of Class B Common Stock, and
(C) in the event of any stock dividend under (A) or (B) above, the number of shares distributed per share of Class A Common Stock and Class B Common Stock shall be the same.

                         (b) Upon any liquidation, dissolution, or winding up of
the Corporation, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Corporation, and after payment of the liquidation preference of the Series A Preferred Stock, the holders of the Class A Common Stock and the Class B Common Stock shall be entitled (together as a single class) to share ratably (i.e., an equal amount of assets for each share of either Class A Common stock or Class B Common Stock) in the remaining assets of the Corporation.

                    3. Other Matters

                         The  shares  of  Class  B  Common   Stock  may  not  be
subdivided by a stock split or otherwise or be combined by reclassification, reorganization, reverse stock split, or otherwise, without the shares of Class A Common Stock being similarly subdivided by a stock split or otherwise or combined by reclassification, reorganization, reverse stock split or otherwise. Upon subdivision by a stock split or otherwise, or combination by reclassification, reorganization, reverse stock split, or otherwise, the Corporation shall not be obligated to issue any fractional shares of Class B Common Stock, and in lieu thereof, the Corporation shall pay to the holder of Class B Common Stock cash compensation with respect to any such fractional interest in accordance with the laws of the State of California and otherwise in the discretion of the Corporation.

                    4. Conversion

                         Outstanding  shares  of Class B Common  Stock  shall be
convertible into shares of Class A Common Stock, on a share-for-share basis, at the option of the holder thereof, on and subject to the following terms and conditions:

                         (a) The Corporation shall effect any such conversion as
soon as practicable after receipt from any such holder of shares of Class B Common Stock of (i) written notice to the Corporation of the request for conversion of shares of Class B Common Stock into shares of Class A Common Stock, which notice shall be addressed to the principal office of the Corporation or to the Corporation's designated transfer agent, shall state the number of shares of Class B Common Stock to be converted into shares of Class A Common Stock, the certificate number or numbers of the certificates representing the shares of Class B Common Stock to be so converted, and the name or names in which such holder desires the certificate or certificates for such Class A Common Stock to be issued; and (ii) a certificate or certificates representing the number of shares of Class B Common Stock to be converted into shares of Class A Common Stock, duly endorsed for transfer with signature(s) guaranteed by a firm which is a member of a registered national securities exchange or a member of the National Association of Securities Dealers, Inc., or by a commercial bank or trust company having an office or correspondent in the United States.

                         (b) In the event the  certificate or  certificates  for
shares of Class B Common Stock delivered to the Corporation for conversion into shares of Class A Common Stock represent a number of shares greater than the number of shares of Class B Common Stock to be converted, the Corporation at the time of issuance of a certificate or Certificates for shares of Class A Common Stock pursuant to the conversion request, shall issue and deliver to the holder requesting conversion, or to such other person as such holder may designate, a certificate for shares of Class B Common Stock not being converted into shares of Class A Common Stock issued in the name of such holder, or such holder's designee if so requested by such holder.

                         (c) The Corporation shall not be obligated to issue any
fractional shares of Class A Common Stock or Class B Common Stock upon conversion of shares of Class B

Common Stock into Class A Common Stock; and in lieu thereof, the Corporation shall pay to the holder requesting conversion cash compensation with respect to any such fractional interest, in accordance with the laws of the State of California and otherwise in the discretion of the Corporation.

                         (d) Upon  conversion of Class B Common Stock into Class
A Common Stock, the shares of Class B Common Stock so converted shall be retired and shall not be restored to the status of authorized but unissued shares of Class B Common Stock of the Corporation.

                         (e) Any such  conversion  shall be  deemed to have been
made at the close of business on the date of receipt by the Corporation or its transfer agent of the document required by Section C(4)(a) above.

                    5. Adjustments

                         The   dividend  and  other   distribution   rights  and
conversion rights of the Class B Common Stock shall be proportionately adjusted for any increase or decrease in the number of issued shares of Class A Common Stock and/or Class B Common Stock resulting from a stock split, stock dividend, or other subdivision, or reclassification, reorganization, reverse stock split or other combination affecting the outstanding Common Stock of the Corporation.


                                   ARTICLE IV.

               Limitation  of  Directors'   Liability.   The  liability  of  the
directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.


                                   ARTICLE V.

               Indemnification   of  Corporate   Agents.   This  corporation  is
authorized to indemnify the directors and officers of the corporation to the fullest extent permissible under California law.

               Repeal or Modification. Any repeal or modification of the foregoing provisions of Article IV and Article V by the shareholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.


                                      * * *

          THREE:  The  foregoing   amendment  and  restatement  of  articles  of
incorporation has been duly approved by the Board of Directors of this corporation.

         FOUR:   The  foregoing   amendment  and   restatement  of  articles  of
incorporation has been duly approved by the required vote of shareholders in accordance with Sections 902 and 903 of the Corporations Code. There are no shares of Class A Common Stock outstanding and there are 2,000,000 shares of Class B Common Stock outstanding. The number of shares voting in favor of the amendment and restatement equaled or exceed the vote required. The percentage vote required was more than 50%.


               We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.


DATE:  April 22, 1996


                                                  \s\  Peter Cartwright
                                                  ---------------------
                                                  Peter Cartwright, President



                                                  \s\  Ann B. Curtis
                                                  ---------------------
                                                  Ann B. Curtis, Secretary

                          MANAGEMENT SERVICES AGREEMENT


         THIS MANAGEMENT SERVICES AGREEMENT ("Agreement") is made and entered into effective as of the 1st day of January, 1995, between Calpine Corporation, a California corporation, of 50 West San Fernando Street, San Jose, California 95113 ("CALPINE") and Electrowatt Ltd of Zurich, Switzerland ("ELECTROWATT").


                                    Recitals

A. CALPINE is engaged in the development, ownership and operation of generating plants using geothermal, cogeneration or hydroelectric power to provide energy;

B. ELECTROWATT is an international corporation engaged in the ownership and engineering of power projects, with expertise in the areas of engineering, finance, construction and plant operations;

C. CALPINE desires to retain the services of ELECTROWATT to provide management, advisory and support services to assist CALPINE in business development; and

D. ELECTROWATT has agreed to perform such services in accordance with the terms and conditions set forth herein;


         NOW, THEREFORE, in consideration of the mutual covenants, undertakings and conditions set forth below, the parties hereby agree as follows:

1. Appointment and Responsibilities. On the terms and conditions set forth in this Agreement, CALPINE hereby appoints and retains ELECTROWATT to provide, throughout the Term, management, advisory and support services, as hereinafter set forth (the "Advisory Services"). ELECTROWATT hereby accepts such appointment and agrees to perform the Advisory Services in accordance with the terms and conditions of this Agreement. ELECTROWATT's principal areas of responsibility shall be in rendering financial and technical advice and the development of new business opportunities. ELECTROWATT shall have such power and authority as shall reasonably be required to enable it to perform its duties hereunder in an efficient manner, provided, that in exercising such power and authority and performing such duties, ELECTROWATT shall at all times be subject to the authority and control of the Board of Directors of Calpine Corporation.

2.      Advisory Services. ELECTROWATT shall provide the following services:

        2.1 Construction Advisory Services: ELECTROWATT shall advise CALPINE as to the performance of the technical, engineering, operational, management and administrative tasks which are required or advisable to be performed by CALPINE under various construction contracts.

        2.2 Finance: ELECTROWATT shall assist CALPINE with respect to CALPINE's obligations and covenants under financing agreements by providing such technical information and assistance as may be necessary or appropriate to effect such compliance.

        2.3 Acquisition and Development: ELECTROWATT will assist CALPINE in the identification and acquisition of existing power facilities and advise CALPINE in the development of new power facilities.

        2.4 Other: ELECTROWATT shall provide such other advice and assistance reasonably required by CALPINE in connection with the operation of the corporation.

3. Term. This Agreement shall be for a term lasting three years from the date first specified above, unless earlier terminated pursuant to this Agreement or extended by mutual agreement of the parties.

4. Compensation. CALPINE shall pay ELECTROWATT, and ELECTROWATT hereby agrees to accept as compensation for all services rendered hereunder, at the annual rate of $200,000, payable in approximately equal quarterly installments.

5. Reimbursement. In addition to the compensation provided in Section 4, above, CALPINE shall pay or reimburse ELECTROWATT for all reasonable travel and other travel expenses incurred by ELECTROWATT in connection with the performance of its services under this Agreement, including travel expenses incurred by ELECTROWATT in the attendance of meetings of the Board of Directors, upon presentation of expense statements, vouchers and other supporting documentation in such form and containing such information as CALPINE may from time to time reasonably request; provided, however, that the amounts available for such travel and other expenses may be fixed in advance by the Board of Directors.

6. Entirety and Amendments. This Agreement supersedes any prior oral or written understandings and constitutes the full agreement between the parties and cannot be supplemented, augmented, amended or in any manner changed or altered except by written instrument duly executed by the parties.

7. Construction and Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws and jurisprudence of the State of California, and the parties agree to submit to the jurisdiction of the courts of that State for the settlement of disputes arising hereunder.

        IN WITNESS WHEREOF, this Agreement is executed effective as of the day and year first above written.


CALPINE:

Calpine Corporation


By:      \s\   Peter Cartwright
         ----------------------

Title:   President




ELECTROWATT:

Electrowatt Ltd


By:      \s\   R. A. Boesch
         ----------------------

Title:

                              PROMISSORY GRID NOTE


US$  58,000,000.00                                                April 29, 1996
                                                                  San Jose, CA

        FOR VALUE RECEIVED, Calpine Corporation, a California Corporation (herein referred to as the "COMPANY"), hereby promises to pay to CREDIT SUISSE, New York Branch (the "Bank"), or order, at the office of the Bank at 12 East 49th Street, New York, NY 10017 the principal sum of fifty eight million dollars or such lesser amount as shall equal the aggregated unpaid amount of the loans made by the Bank to the Company in lawful money of the United States of America and in immediately available funds 1) for loans based on the Credit Suisse Base Rate on demand, and to pay interest on the unpaid principal amount of each such loan, at such office, in like money and funds, for the period commencing on the date of such loan until such loan shall be paid in full, quarterly on the last business day of each quarter hereafter beginning June 30, 1996 at a rate per annum equal to the Credit Suisse Base Rate as announced by the Bank at its office in New York City from time to time ("Base Rate" means the higher of (a) the base commercial lending rate announced from time to time by Credit Suisse (New York Branch), or (b) the rate quoted by Credit Suisse (New York Branch) at approximately 11:00 a.m., New York City time, to dealers in the New York Federal Funds market for the overnight offering of dollars by Credit Suisse (New York Branch) for deposit, plus one-quarter of one percent; any change in interest resulting from the change in such Base Rate to be effective at the beginning of the business day on which each such change in the Base Rate is announced); 2) for loans based on LIBOR on the last day of an interest period unless such loan is rolled over (at the Bank's option), and to pay interest on the unpaid principal amount of each such loan, at such office, in like money and funds, for the period commencing on the date of such loan until such loan shall be paid in full, on the last day of each interest period (each period commencing on the date such loan is made and ending on such loan's maturity date) at a rate per annum as mutually agreed between the Company and the Bank.

         The bank is hereby authorized by the Company to endorse on the schedule attached to this Note (or any continuation thereof) the amount of each loan made by the Bank to the Company, the date such loan is made, and the amount of each payment or prepayment of principal of such loan received by the Bank, provided that any failure by the Bank to make any such endorsement shall not affect the obligations of the Company hereunder in respect of such loans. The aggregate unpaid amount of loan advances is reflected on the schedule attached to this Note and shall be presumptive evidence of the entire outstanding loan amount.

         This note shall remain valid and in force despite the fact that there may be times when no indebtedness is owing hereunder.

         If the Company shall (1) default in payment of any liabilities to the holder hereof when due; (2) make or have made any misrepresentation as to its business or financial condition to CREDIT SUISSE; (3) become insolvent (however such insolvency may be evidenced), or make a general assignment for the benefit of creditors; (4) suspend the transaction of its usual business; (5) have proceedings supplementary to or in enforcement of judgment commenced against it, or with respect to any of its property; (6) have a proceeding or a petition in bankruptcy or for relief under any law relating to relief of debtors, readjustment of indebtedness, reorganization, composition or extension filed or commenced by or against it; (7) have its property or control over its affairs or operations taken by or on behalf of governmental authority (de jure or de facto); (8) have a receiver appointed of, or a writ or order of attachment of garnishment issued or made against any of its property or assets; (9) have any indebtedness for borrowed money become due and payable by acceleration of maturity thereof; (10) cease to be directly or indirectly 80% owned by Electrowatt, Ltd., Switzerland, as per a certain letter from Electrowatt, Ltd. to Credit Suisse; or (11) be dissolved or be a party to any merger or consolidation without the written consent of the holder hereof; then in any such case this note and all other present and future claims of any kind of the Bank against the Company, whether created directly or acquired by assignment, whether absolute or contingent, shall, unless the Bank shall otherwise elect, forthwith be due and payable. The Company hereby waives presentment, demand of payment, protest and notice of non-payment and of protest.

         The Bank may assign and pledge all or any portion of the loans owing to it under this Promissory Grid Note to any Federal reserve Bank or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Bank, provided that any payment in respect of such assigned loans made by the Company to the assigning and/or the Company's obligations hereunder in respect of such assigned loan to the extent of such payment. No such assignment shall release the assigning Bank from its obligations hereunder.

         The Company may at its option prepay all or any part of the principal of the Credit Suisse Base Rate Loans without premium or penalty.

         The Note shall be governed by and construed in accordance with the laws of the State of New York.

CALPINE CORPORATION



  \s\   Peter Cartwright
- ---------------------------
By:      Peter Cartwright
Title:   President and CEO