Form 10-Q
period 1996-06-30
CALPINE CORP
filed 1996-08-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996


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

                Class A:  None                  Class B:  2,000,000


       This report on Form 10-Q, which has no exhibits, contains 24 pages.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                       For the Quarter Ended June 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995...................................3

         Condensed Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1996 and 1995.....................4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995...............................5

         Notes to Condensed Consolidated Financial Statements..................6

         ITEM 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................17

         ITEM 2.  Change in Securities........................................17

         ITEM 3.  Defaults Upon Senior Securities.............................17

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........17

         ITEM 5.  Other Information...........................................17

         ITEM 6.  Exhibits and Reports on Form 8-K............................17


SIGNATURES....................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,  December 31,
                                                                               1996        1995
                                                                             ---------  ----------
                       Assets                                               (unaudited)
Current assets:
     Cash and cash equivalents ............................................   $ 38,403   $ 21,810
     Accounts receivable ..................................................     38,691     20,124
     Acquisition project receivables ......................................      4,536      8,805
     Collateral securities, current portion ...............................      9,745         --
     Prepaid expenses .....................................................      6,978      3,447
     Inventory ............................................................      3,444      1,377
     Other current assets .................................................      2,947        667
                                                                              --------   --------
          Total current assets ............................................    104,744     56,230
Property, plant and equipment, net ........................................    530,203    447,751
Investments in power projects and capitalized costs .......................     12,693      8,218
Collateral securities, net of current portion .............................     88,669         --
Notes receivable from related parties .....................................     20,894     19,391
Notes receivable from Coperlasa ...........................................     16,492      6,094
Restricted cash ...........................................................      8,477      9,627
Deferred charges and other assets .........................................     10,640      7,220
                                                                              --------   --------
          Total assets ....................................................   $792,812   $554,531
                                                                              ========   ========

                 Liabilities and Shareholder's Equity
Current liabilities:
     Current non-recourse project financing ...............................   $ 27,178   $ 84,708
     Notes payable to bank and short-term borrowings ......................         --      1,177
     Accounts payable .....................................................      9,530      6,876
     Accrued payroll and related expenses .................................      2,336      2,789
     Accrued interest payable .............................................      8,693      7,050
     Other accrued expenses ...............................................      5,121      2,657
                                                                              --------   --------
          Total current liabilities .......................................     52,858    105,257
Long-term line of credit ..................................................         --     19,851
Non-recourse project financing, less current portion ......................    180,974    190,642
Notes payable .............................................................      6,598      6,348
Senior Notes ..............................................................    285,000    105,000
Deferred income taxes, net ................................................    100,068     97,621
Deferred lease incentive ..................................................     81,495         --
Other liabilities .........................................................      6,163      4,585
                                                                              --------   --------
          Total liabilities ...............................................    713,156    529,304
                                                                              --------   --------

Shareholder's equity:
     Preferred stock ......................................................     50,000         --
     Common stock .........................................................      6,224      6,224
     Retained earnings ....................................................     23,432     19,003
                                                                              --------   --------
          Total shareholder's equity ......................................     79,656     25,227
                                                                              --------   --------
          Total liabilities and shareholder's equity ......................   $792,812   $554,531
                                                                              ========   ========
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                                      Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                     --------------------    --------------------
                                                        1996       1995        1996        1995
                                                     --------    --------    --------    --------
Revenue:
     Electricity and steam sales .................   $ 46,255    $ 27,911    $ 72,030    $ 49,014
     Service contract revenue from related
          parties ................................      2,604       1,606       4,616       3,129
     Service revenue from others .................        244          --         818          --
     Income (loss) from unconsolidated
          investments in power projects ..........        298      (1,175)      1,713      (1,791)
     Interest income on loans to power projects ..        920          --       2,817          --
                                                     --------    --------    --------    --------
              Total revenue ......................     50,321      28,342      81,994      50,352
                                                     --------    --------    --------    --------
Cost of revenue:
     Plant operating expenses, depreciation,
          operating lease and production royalties     27,363      16,004      46,835      28,344
     Service contract expenses and other .........      2,627       1,222       4,484       2,274
                                                     --------    --------    --------    --------
              Total cost of revenue ..............     29,990      17,226      51,319      30,618
                                                     --------    --------    --------    --------

Gross profit .....................................     20,331      11,116      30,675      19,734

Project development expenses .....................        894         807       1,410       1,308
General and administrative expenses ..............      3,234       2,114       5,874       3,659
                                                     --------    --------    --------    --------

              Income from operations .............     16,203       8,195      23,391      14,767

Other (income) expense:
     Interest expense ............................     10,446       8,185      18,665      15,116
     Interest income and other, net ..............     (2,244)       (396)     (2,777)       (855)
                                                     --------    --------    --------    --------
              Income before provision for income
                   taxes .........................      8,001         406       7,503         506

Provision for income taxes .......................      3,284         167       3,080         208
                                                     --------    --------    --------    --------

              Net income .........................   $  4,717    $    239    $  4,423    $    298
                                                     ========    ========    ========    ========

Weighted average shares outstanding ..............      2,260       2,190       2,260       2,190
                                                     ========    ========    ========    ========

Earnings per share ...............................   $   2.09    $   0.11    $   1.96    $   0.14
                                                     ========    ========    ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                         Six Months Ended June 30,
                                                         -------------------------
                                                               1996        1995
                                                           ---------    ---------
Net cash provided by operating activities ..............   $   5,035    $   5,126
                                                           ---------    ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment ......      (8,061)      (9,324)
     Investment in Greenleaf, net of cash on hand ......          --      (16,958)
     Investment in Watsonville, net of cash on hand ....          --          494
     Investment in King City, net of cash on hand ......      (4,877)          --
     Investment in King City collateral securities .....     (98,414)          --
     Investments in power projects and capitalized costs      (2,983)        (579)
     Investments in Coperlasa ..........................     (12,104)          --
     Increase in notes receivable from related party ...        (250)        (250)
     Decrease in restricted cash .......................       1,150        2,766
     Other, net ........................................        (512)         (23)
                                                           ---------    ---------
          Net cash used in investing activities ........    (126,051)     (23,874)
                                                           ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of Senior Notes Due 2006 ...     180,000           --
     Proceeds from issuance of preferred stock .........      50,000           --
     Borrowings from line of credit ....................      33,800       20,851
     Repayment of line of credit .......................     (53,651)     (15,000)
     Borrowing from bank ...............................      45,000           --
     Repayments to bank ................................     (46,177)          --
     Borrowings of non-recourse project financing ......          --       77,925
     Repayment of non-recourse project financing .......     (66,600)     (73,988)
     Repayment of working capital loan .................          --       (4,500)
     Financing costs ...................................      (4,763)      (1,546)
                                                           ---------    ---------
          Net cash provided by financing activities ....     137,609        3,742
                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents ...      16,593      (15,006)

Cash and cash equivalents, beginning of period .........      21,810       22,527
                                                           ---------    ---------

Cash and cash equivalents, end of period ...............   $  38,403    $   7,521
                                                           =========    =========

Supplementary information:
     Cash paid during the period for:
          Interest .....................................   $  16,517    $  17,530
          Income taxes .................................   $     955    $     125

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1.       Organization and Operation of the Company

         Calpine Corporation (Calpine), a California corporation, and subsidiaries (collectively, the Company) are engaged in the development, acquisition, ownership and operation of power generation facilities in the United States. The Company has ownership interests in and operates geothermal steam fields, geothermal power generation facilities, and natural gas-fired cogeneration facilities in Northern California, Washington and Mexico. Each of the generation facilities produces electricity for sale to utilities. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. Founded in 1984, the Company is wholly owned by Electrowatt Services, Inc., which is wholly owned by Electrowatt Ltd (Electrowatt), a Swiss company. The Company has expertise in the areas of engineering, finance, construction and plant operations and maintenance.

         In July 1996, the Company filed a registration statement with the United States Securities and Exchange Commission relating to the initial public offering of shares of the Company's common stock. In the offering, the Company will sell newly issued shares of common stock and Electrowatt will sell shares of common stock representing its entire ownership interest in Calpine. If the offering is consummated, Electrowatt will no longer own any interest in the Company. The Company currently anticipates the initial public offering to close in September 1996.

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

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996


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

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation. The disclosure requirements of SFAS No. 123 are effective for the Company's 1996 fiscal year. The new pronouncement did not have an impact on its results of operations since the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used by the Company to account for its stock-based compensation plans.

3.       Accounts Receivable

         The Company has both billed and unbilled receivables. The components of accounts receivable as of June 30, 1996 and December 31, 1995 are as follows (in thousands):


                                   June 30,   December 31,
                                     1996        1995
                                  ---------   -----------
                                 (unaudited)
            Projects:
               Billed ...........   $37,622       $18,341
               Unbilled .........       845           525
               Other ............       224         1,258
                                    -------       -------
                                    $38,691       $20,124
                                    =======       =======

         Other accounts receivable as of December 31, 1995 consisted primarily of disputed amounts related to the Greenleaf facilities purchase price. In May 1996, the Company reclassified such accounts receivable to property, plant and equipment as an adjustment to the purchase price of the Greenleaf facilities (see Note 6).

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996


         Accounts receivable from related parties as of June 30, 1996 and December 31, 1995 are comprised of the following (in thousands):

                                               June 30,    December 31,
                                                 1996         1995
                                             ----------    ------------
                                             (unaudited)
             O.L.S. Energy-Agnews, Inc. .....   $  589         $  806
             Geothermal Energy Partners, Ltd.      979            462
             Sumas Cogeneration Company, L.P.    1,206            908
             Electrowatt and subsidiaries ...        2              1
                                                ------         ------
                                                $2,776         $2,177
                                                ======         ======

4.       Investments in Power Projects

         The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the six months ended June 30, 1996 and 1995 related to these investments is as follows (in thousands):

                                                      1996                                   1995
                                      ----------------------------------  ---------------------------------------
                                             Sumas    O.L.S.  Geothermal         Sumas       O.L.S.    Geothermal
                                      Cogeneration   Energy-     Energy   Cogeneration     Energy-        Energy
                                          Company,   Agnews,   Partners,      Company,      Agnews,    Partners,
                                              L.P.      Inc.       Ltd.           L.P.         Inc.         Ltd.
                                        ---------   -------     -------      ---------       -----     ---------
         Revenue ...............        $   21,561  $ 4,604     $ 9,576      $  15,265      $4,612      $  9,847
         Operating expenses ....            12,752    4,349       6,219         13,530       4,300         5,064
                                         ---------  -------     -------      ---------       -----     ---------
          Income from
            operations .........             8,809      255       3,357          1,735         312         4,783

         Other expenses, net ...             5,098    1,040       2,444          5,283       1,034         2,865
                                         ---------  -------     -------      ---------       -----     ---------

              Net income (loss)          $   3,711  $  (785)    $   913      $  (3,548)      $(722)    $   1,918
                                         ---------  -------     -------      ---------       -----     ---------

          Company's share of net
            income (loss) ......         $   1,855   $ (179)    $    37      $  (1,774)      $(130)    $     113
                                         =========   =======     =======      ========       =====      ========

5.       Thermal Power Company

         In March 1996, Thermal Power Company (TPC), a wholly owned subsidiary of the Company, and Unocal Corporation entered into an alternative pricing agreement with Pacific Gas and Electric Company (PG&E) for any steam produced in excess of 40% of average field capacity as defined in the steam sales agreement. The alternative pricing strategy is effective through December 31, 2000. Under the agreement, PG&E would purchase a portion of the steam that PG&E would likely curtail under TPC's existing steam sales agreement. The price for this portion of steam will be set by TPC and Unocal with the intent that it be at competitive market prices. TPC and Unocal will solely determine the price and duration of these alternative price offers.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996


6.       Greenleaf Transaction

         In April 1995, the Company purchased the capital stock of the companies which owned 100% of the assets of two 49.5 megawatt natural gas-fired cogeneration facilities (collectively, the Greenleaf facilities) located in Yuba City in California. The purchase price included a cash payment of $20.3 million and the assumption of project debt totaling $60.2 million. In April 1996, the Company finalized the purchase price in accordance with the Share Purchase Agreement dated March 30, 1995.

         The acquisition was accounted for as a purchase and the purchase price has been allocated to the acquired assets and liabilities based on their estimated fair values. The adjusted allocation of the purchase price is as follows (in thousands):

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
                                               =========

         Pro forma consolidated results for the Company as if the acquisition had been consummated on January 1, 1995 are as follows (in thousands except per share amounts):

                                         Six Months Ended
                                          June 30, 1995
                                         ----------------
               Revenue .................   $    55,666
               Net income (loss) .......   $    (2,211)
               Earnings per share ......   $     (1.01)

7.       King City Transaction

         In April 1996, the Company entered into a long-term operating lease with BAF Energy, A California Limited Partnership (BAF), for a 120 megawatt natural gas-fired combined cycle facility located in King City, California. The facility generates electricity for sale to PG&E pursuant to a long-term power sales agreement through 2019. Natural gas for the facility is supplied by Chevron USA Inc. pursuant to a contract which expires June 30, 1997.

         Under the terms of the operating lease, the Company makes semi-annual lease payments to BAF on each February 15 and August 15, a portion of which is supported by a $98.4 million collateral fund owned by the Company. The collateral fund consists of a portfolio of investment grade and U.S. Treasury Securities that will mature serially in amounts equal to a portion of the lease payments. The collateral fund securities are accounted for as held-to-maturity investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 1996, future rent payments are $11.5 million for the remainder of 1996, $24.4 million for 1997, $23.8 million for 1998, $19.4 million for 1999, $20.1 million for 2000 and $204.1 million thereafter.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996


         The Company has recorded the value of the above-market pricing provided in the power sales agreement (PSA) as an asset which is included in property, plant and equipment, since the Company has, in substance, acquired the PSA. The Company has also recorded a deferred lease incentive equal to the value of the above-market payments to be received. The asset and liability are being amortized over the life of the power sales agreement and lease, respectively.

         The Company financed the collateral fund and other transaction costs with $50.0 million of proceeds from the issuance of preferred stock to Electrowatt by Calpine (see Note 10) and other short-term borrowings, which included $13.3 million of borrowings under the Credit Suisse Credit Facility (see Note 8) and a $45.0 million loan from The Bank of Nova Scotia. The Company repaid the short-term borrowings from a portion of the net proceeds of the Senior Notes Due 2006 issued in May 1996 (see Note 9).

8.       Lines of Credit

         At June 30, 1996, the Company had no borrowings under its $50.0 million Credit Facility with Credit Suisse (whose parent company owns 44.9% of Electrowatt) and had letters of credit outstanding for $3,025,000. Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus 0.5%. Interest is paid on the last day of each interest period for such loan, but not less often than quarterly, based on the principal amount outstanding during the period. No stated principal amortization exists for this indebtedness. Upon completion of the Company's proposed initial public offering, the Credit Facility will terminate and is expected to be replaced by a comparable facility. On July 20, 1996, the Company entered into a commitment letter with The Bank of Nova Scotia which will provide a $50.0 million three-year revolving credit facility. Such revolving credit facility will become effective upon the completion of the Company's proposed initial public offering.

9.       Senior Notes Due 2006

         On May 16, 1996, the Company issued $180.0 million aggregate principal amount of 10-1/2% Senior Notes Due 2006. The net proceeds of $175.2 million were used to repay $53.7 million of borrowings under the Credit Suisse Credit Facility, $57.0 million of non-recourse project financing and $45.0 million of borrowings from The Bank of Nova Scotia. The remaining $19.5 million was available for general corporate purposes. Transaction costs of $4.8 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes using the straight-line method.

         The Senior Notes Due 2006 will mature on May 15, 2006. The Company has no sinking fund or mandatory redemption obligations with respect to the Senior Notes Due 2006. Interest is payable semi- annually on May 15 and November 15 of each year while the Senior Notes Due 2006 are outstanding, commencing on November 15, 1996.

10.      Preferred Stock

         The Company has 5,000,000 authorized shares of Series A Preferred Stock, all of which were issued on March 21, 1996 and outstanding as of June 30, 1996. All of the shares of Series A Preferred Stock are held by Electrowatt. The shares of Series A Preferred Stock are not publicly traded. No dividends are

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1996


         payable on the Series A Preferred Stock. The Series A Preferred Stock contains provisions regarding liquidation and conversion rights. Upon consummation of the Company's proposed initial public offering, the Series A Preferred Stock will be converted into common stock and sold to the public in the offering.

11.      Contingencies

         The Company, together with over 100 other parties, was named as a defendant in the second amended complaint in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation (Bonneville), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General
         Corporation, et al., in the United States District Court for the District of Utah. This complaint alleges that, in conjunction with top executives of Bonneville and with the alleged assistance of the other 100 defendants, the Company engaged in a broad conspiracy and fraud. The complaint has been amended a number of times. The Company has answered each version of the complaint by denying all claims and is in the process of conducting discovery. In August 1994, the Company successfully moved for an order severing the trustee's claim against the Company from the claims against the other defendants. Although the case involves over 25 separate financial transactions entered into by Bonneville, the severed case concerns the Company in respect of only one of these transactions. In 1988, the Company invested $2.0 million in a partnership formed with Bonneville to develop four hydroelectric projects in the State of Hawaii. The projects were not successfully developed by the partnership, and, subsequent to Bonneville's Chapter 11 filing, the Company filed a claim as a creditor against Bonneville's bankruptcy estate. The trustee alleges that the equity investment was actually a "sham" loan designed to inflate Bonneville's earnings. The trustee initially alleged that Calpine was one of many defendants in this case responsible for Bonneville's deepening insolvency and the amount of damages attributable to the Company based on the $2.0 million partnership investment was alleged to be $577.2 million. Based upon statements made by the Court and the trustee in August 1996, the Company believes that the maximum compensatory damages which the trustee may seek will not exceed $5.0 million. There can be no assurance, however, of the actual amount of damages to be sought by the trustee. The Company believes the claims against it are without merit and will continue to defend the action vigorously. The Company further believes that the resolution of this matter will not have a material adverse effect on its financial position or results of operation.

         In connection with the Company's unsuccessful attempt to acquire O'Brien Environmental Energy, Inc. (O'Brien) in 1995 through the U.S. Bankruptcy Court proceedings, the Company has recorded approximately $3.7 million of third-party expenses, all of which have been capitalized by the Company. Pursuant to the terms of a contract with O'Brien, the Company is seeking the reimbursement of such expenses and a $2.0 million break-up fee, each of which is subject to the approval of the Bankruptcy Court. On June 6, 1996, the Bankruptcy Court ruled that the Company had the right to seek reimbursement of its fees and expenses and scheduled an evidentiary hearing to begin on August 28, 1996 to determine the amount to be awarded. Although the Company believes it will be awarded all or a substantial part of the fees and expenses which it is seeking, there can be no assurance as to the ultimate resolution of this claim.

         The Company is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
========

The Company completed two acquisitions during 1995 and entered into one lease transaction during 1996. On April 21, 1995, the Company acquired the stock of certain companies that own 100% of two 49.5 megawatt natural gas-fired cogeneration facilities (Greenleaf 1 and 2). On June 29, 1995, the Company acquired the operating lease for a 28.5 megawatt natural gas-fired cogeneration facility located in Watsonville, California. One May 2, 1996, the Company entered into an operating lease transaction for a 120 megawatt natural gas-fired cogeneration facility located in King City, California. In addition, during November 1995 the Company entered into a series of agreements to invest up to $20.0 million in the Cerro Prieto Steam Fields.

The majority of the Company's consolidated revenues are derived from electricity and steam sales by the West Ford Flat facility, the Bear Canyon facility, the Greenleaf 1 and 2 facilities, the Watsonville facility, the King City facility, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields, and the Thermal Power Company Steam Fields. Such revenues reflect electricity and steam sales by the Greenleaf, Watsonville and King City facilities only since their transaction dates of April 21, 1995, June 29, 1995 and May 2, 1996, respectively, as discussed above.

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

SELECTED OPERATING DATA
=======================

Set forth below is certain selected operating information for the power generation facilities and steam fields, for which results are consolidated in the Company's statement of operations. The information set forth under power plants consists of the results for the West Ford Flat and Bear Canyon facilities, and the Greenleaf and Watsonville facilities since their acquisition on April 21, 1995 and June 29, 1995, respectively, and the King City facility since May 2, 1996. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields and the Thermal Power Company Steam Fields (dollar amounts in thousands, except per kilowatt hour amounts).

                                              Three Months Ended            Six Months Ended
                                         ----------------------------   ---------------------------
                                         June 30, 1996   June 30,1995   June 30,1996   June 30,1995
                                         -------------   ------------   ------------   ------------
Power Plants
   Electricity revenues (in $000)
      Energy ...........................   $   19,022      $   11,183     $   34,362     $   22,323
      Capacity .........................   $   18,208      $    8,672     $   19,774     $    9,051
   Megawatt hours produced .............      406,064         227,653        736,739        324,059
   Average energy rate per kilowatt
      hour produced ....................   $  0.04684      $  0.04912     $  0.04664     $  0.06889

Steam Fields
   Steam revenues (in $000) ............   $    7,025      $    8,056     $   15,866     $   17,639
   Kilowatt hours produced .............      484,232         454,722      1,040,271      1,027,317
   Average energy rate per kilowatt
     hour produced ....................    $  0.01451      $  0.01772     $  0.01525     $  0.01717


RESULTS OF OPERATIONS
=====================

Three and Six Months Ended June 30, 1996 Compared to Three and Six Months Ended June 30, 1995

Revenue. The Company's total revenues were $50.3 million and $82.0 million for the three and six months ended June 30, 1996 compared to $28.3 million and $50.4 million for the comparable periods in 1995.

         Electricity and steam sales revenue increased 66% and 47% to $46.3 million and $72.0 million for the three and six months ended June 30, 1996, compared to $27.9 million and $49.0 million for the comparable periods in 1995. The increase for the three months ended June 30, 1996 compared to the same period for 1995 was primarily due to $11.0 million from the King City facility, $2.7 million of higher revenue from the Watsonville facility and $1.5 million of higher revenue from the Greenleaf facilities which were included in Company operations since their respective transaction dates. The increase for the six months ended June 30, 1996 compared to the same period in 1995 was primarily due to $11.0 million from the King City Facility, $3.9 million of higher revenue from the Watsonville facility and $6.0 million of higher revenue from the Greenleaf facilities. The remaining increases for the three and six month periods were primarily due to higher generation and higher prices at other Company power generation facilities and steam fields.

         Service contract revenue from related parties increased 62% and 48% to $2.6 million and $4.6 million for the three months and six months ended June 30, 1996 compared to $1.6 million and $3.1 million for the same periods in 1995. For the three and six months ended June 30, 1996, approximately $676,000 and $832,000 were related to billings for an overhaul at the Aidlin facility; and approximately $263,000 and $318,000 were related to billings for an overhaul at the Agnews facility.

         Service revenue from others for the three months and six months ended June 30, 1996 consisted primarily of $237,000 and $428,000 of technical services and management fees related to the Cerro Prieto Steam Fields for the three and six months ended June 30, 1996; and a $255,000 advisory fee for financing of a power generation facility for the six months ended June 30, 1996.

         Income from unconsolidated investments in power projects increased to $298,000 and $1.7 million for the three and six months ended June 30, 1996 compared to losses of $1.2 million and $1.8 million for the comparable periods in 1995. The increases are primarily attributable to $300,000 and $1.9 million of equity income for the three and six months ended June 30, 1996 from the Company's investment in Sumas Cogeneration Company, L.P. (Sumas) (see Note 4). Sumas is the owner and operator of a natural gas-fired combined cycle electrical generation facility with production capacity of approximately 125 megawatts located in Sumas, Washington. The increase in Sumas' profitability during 1996 is primarily attributable to a contractual increase in the energy price in accordance with the power sales agreement with Puget Sound Power & Light Company.

         Interest income on loans to power projects contributed $920,000 and $2.8 million to the revenue increase for the three and six months ended June 30, 1996. In 1993 and 1994, the Company loaned a total of $11.5 million to the sole shareholder of Sumas Energy, Inc. (SEI), the general partner of Sumas, of which $1.5 million bears interest at 20% and the remaining $10.0 million bears interest at 16.25%. The loans are secured by a pledge to Calpine of SEI's interest in Sumas. The Company will receive 100% of the payments of SEI's cash distributions from Sumas until payment in full of the $1.5 million loan, and 50% of such cash distributions until payment in full of the $10.0 million loan. Prior to 1996, the Company deferred recognition of interest income from these notes until Sumas generated net income. During the three and six months ended June 30, 1996, the Company recognized interest income of $300,000 and $1.9 million based on SEI's proportionate share of net income. In addition, the Company recognized $620,000 and $962,000 of interest income on loans to Coperlasa related to the Cerro Prieto Steam Fields for the three and six months ended June 30, 1996.

Cost of revenue increased 74% and 68% to $30.0 million and $51.3 million for the three and six months ended June 30, 1996 compared to $17.2 million and $30.6 million for the same periods in 1995. The increase was primarily due to plant operating, depreciation, operating lease and production royalty expenses attributable to (i) full three and six month periods of operations at the Greenleaf facilities which were purchased on April 21, 1995, (ii) operations of the Watsonville facility subsequent to June 29, 1995 and (iii) operations of the King City facility subsequent to May 2, 1996. The increases in cost of revenue were also due to the increase in service contract expenses as a result of expenses related to the Aidlin and Agnews overhauls, and due to expenses related to the Cerro Prieto Steam Fields, partially offset by lower operating and depreciation expenses at the Company's other existing power generation facilities and steam fields.

General and administrative expenses increased 53% and 61% to $3.2 million and $5.9 million for the three and six months ended June 30, 1996 compared to $2.1 million and $3.7 million for the same periods in 1995. The increases in 1996 were primarily due to additional personnel and related expenses necessary to support the Company's expanding operations.

Interest expense increased 28% and 23% to $10.4 million and $18.7 million for the three and six months ended June 30, 1996 compared to $8.2 million and $15.1 million for the same periods in 1995. The 28% increase for the three months ended June 30, 1996 compared to the same period in 1995 was primarily due to $2.4 million of interest on the Company's 10-1/2% Senior Notes issued in May 1996. The 23% increase for the six months ended June 30, 1996 compared to the same period in 1995 was primarily attributable to the $2.4 million of interest on the 10-1/2% Senior Notes, $1.7 million of interest expense related to the Greenleaf 1 and 2 facilities acquired in April 21, 1995, offset by a $1.5 million decrease in interest expense primarily as a result of repayments of principal on certain indebtedness.

Other income, net increased to $2.2 million and $2.8 million for the three and six months ended June 30, 1996 compared to $396,000 and $855,000 the comparable periods in 1995. The increases were primarily due to $1.5 million of interest income on the King City collateral securities purchased in connection with the King City Transaction and to an increase in interest income from the investment of the proceeds of the Preferred Stock proceeds and a portion of the proceeds from the sale of the 10-1/2% Senior Notes.

Provision for income taxes. The effective rate for the income tax provision was approximately 41% for the three and six months ended June 30, 1996 and 1995. The effective rate was based on statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES
===============================

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

Operating activities for the six months ended June 30, 1996 consisted of approximately $4.4 million of net income from operations, $15.0 million of depreciation and amortization, $1.7 million in deferred income taxes, offset by $1.7 million of income from unconsolidated investments in power projects and $14.4 million net increase in operating assets and liabilities.

Investing activities used $126.1 million during the six months ended June 30, 1996, primarily due to $11.0 million of capital expenditures and capitalized project costs, $98.4 million for the purchase of collateral securities, a $12.1 million investment in Coperlasa and $4.9 million for deferred transaction costs in connection with King City, offset by a $1.1 million decrease in restricted cash requirements.

Financing activities provided $137.6 million of cash during the six months ended June 30, 1996. The Company issued $50.0 million of preferred stock to Electrowatt, borrowed $45.0 million of bank debt and an additional $33.8 million under the Credit Suisse Credit Facility, and received net proceeds of $175.2 million from the Senior Notes Due 2006. The Company subsequently repaid $46.2 million of bank debt, all borrowings outstanding under the Credit Suisse Credit Facility of $53.7 million, and $66.6 million of non-recourse project financing.

As of June 30, 1996, cash and cash equivalents were $38.4 million and working capital was $51.9 million. For the six months ended June 30, 1996, working capital increased $100.9 million and cash and cash equivalents increased $16.6 million as compared to the twelve months ended December 31, 1995. The increase in working capital primarily reflects the inclusion of $57.0 million of non-recourse project financing in current liabilities as of December 31, 1995. A portion of the funds from the issuance of the Senior Notes Due 2006 was used to refinance current bank debt and borrowings under the Credit Suisse Credit Facility, and to repay the $57.0 million indebtedness. Working capital at June 30, 1996 also includes the net remaining proceeds from the issuance of the Senior Notes Due 2006. In July 1996, the Company repaid $6.5 million of principal and interest related to non-recourse project financing.

As a developer, owner and operator of power generation projects, the Company may be required to make long- term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facility with Credit Suisse, other lines of credit, non- recourse project financing, or long-term debt.

The Company currently has outstanding $105.0 million of its 9-1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company has $180.0 million of its 10-1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

At June 30, 1996, the Company had $208.2 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat facility, the Bear Canyon facility, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields and the Greenleaf facilities. As of June 30, 1996, the annual maturities for all non-recourse project financing were $18.1 million for the remainder of 1996, $24.8 million for 1997, $26.0 million for 1998, $18.7 million for 1999, $18.0 million for 2000 and $100.2 million thereafter.

The Company currently has the Credit Suisse Credit Facility, which was arranged by Electrowatt and provides for total borrowings of $50.0 million, with borrowings bearing interest at either LIBOR or at the Credit Suisse base rate plus a mutually agreed margin. At June 30, 1996, the Company had no borrowings outstanding under the Credit Suisse Credit Facility. Upon consummation of the Company's initial public offering, the Credit Suisse Credit Facility will terminate and is expected to be replaced by a comparable facility. On July 20, 1996, the Company entered into a Commitment Letter with The Bank of Nova Scotia which will provide a $50.0 million three-year revolving credit facility. Such revolving credit facility will become effective upon completion of the initial public offering.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short- term working capital commitments and letters of credit. At June 30, 1996, the Company had no borrowings under this working capital line and $900,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

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

At June 30, 1996, the Company had planned commitments for remaining capital expenditures in 1996 totaling $6.5 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. For the six months ended June 30, 1996, capital expenditures included $4.0 million for the purchase of geothermal leases for the Glass Mountain project and $2.7 million for the new rotor at the PG&E Unit 13 facility.

The Company continues to pursue the acquisition and development of geothermal resources and new power generation projects. The Company expects to commit significant capital during 1996 and in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements through December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In connection with the Company's unsuccessful attempt to acquire O'Brien Environmental Energy, Inc. (O'Brien) in 1995 through the U.S. Bankruptcy Court proceedings, the Company incurred approximately $3.7 million of third-party expenses, all of which have been capitalized by the Company. Pursuant to the terms of a contract with O'Brien, the Company is seeking the reimbursement of such expenses and a $2.0 million break-up fee, each of which is subject to the approval of the Bankruptcy Court. On June 6, 1996, the Bankruptcy Court ruled that the Company had the right to seek reimbursement of its fees and expenses and scheduled an evidentiary hearing to begin on August 28, 1996 to determine the amount to be awarded. Although the Company believes it will be awarded all or a substantial part of the fees and expenses which it is seeking, there can be no assurance as to the ultimate resolution of this claim.

ITEM 2.   CHANGE IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                              Description

2.1. Lease dated as of April 24, 1996, between BAF Energy A California Limited Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee.
         (l)

3.1 Amended and Restated Articles of Incorporation, dated as of April 22, 1996, of Calpine Corporation, a California corporation. (k)

4.1 Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as Trustee, including form of Notes. (a)

4.2 Indenture dated as of May 16, 1996 between the Company and Fleet National Bank, as Trustee, including form of Notes. (m)

10.1     Financing Agreements

10.1.1 Term and Working Capital Loan Agreement, dated as of June 1, 1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch. (a)

10.1.2 First Amendment to Term and Working Capital Loan Agreement, dated as of June 29, 1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch.
         (a)

10.1.3 Second Amendment to Term and Working Capital Loan Agreement, dated as of December 1, 1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Deutsche Bank AG, New York Branch. (a)

10.1.4 Third Amendment to Term and Working Capital Loan Agreement, dated as of June 26, 1992, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank of Switzerland, New York Branch, and The Prudential Insurance Company of America. (a)

10.1.5 Fourth Amendment to Term and Working Capital Loan Agreement, dated as of April l, 1993, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank of Switzerland, New York Branch, and The Prudential Insurance Company of America. (a)

10.1.6 Construction and Term Loan Agreement, dated as of January 30, 1992, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America, and Credit Suisse, New York Branch. (a)

10.1.7 Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24, 1993, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America, and Credit Suisse, New York Branch. (a)

10.1.8 Credit Agreement-Construction Loan and Term Loan Facility, dated as of January 10, 1990, between Credit Suisse and O.L.S. Energy-Agnews. (a)

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

21.1     Subsidiaries of the Company. (m)

   ------------------------------------


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

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1995 and filed on August 14, 1995.

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(I) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Current Report on Form 8-K (Amendment No. 1) dated June 3, 1996 and filed on June 4, 1996.

(m) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 33-723160) filed on July 3, 1996.


(b)      Reports on Form 8-K

A report on Form 8-K was filed on May 14, 1996. A report on Form 8-K/A was filed on June 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      \s\  Ann B. Curtis                             Date:    August 14, 1996
         -------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:      \s\  Gloria S. Gee                             Date:    August 14, 1996
         -------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)