Form 10-Q
period 1996-09-30
CALPINE CORP
filed 1996-11-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1996


[   ]    Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______________________ to ______________________



                        Commission File Number: 033-73160


                               CALPINE CORPORATION
                            (A DELAWARE CORPORATION)
                  I.R.S. EMPLOYER IDENTIFICATION NO. 77-0212977



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

                         Yes [ X ]        No   [      ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         On September 30, 1996, there were 18,050,000 of the issuer's Common Stock $0.001 par value outstanding.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

           ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995............................3

           Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1996 and 1995.............4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995.......................5

           Notes to Condensed Consolidated Financial Statements................6

           ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................14

PART II.   OTHER INFORMATION

           ITEM 1.  Legal Proceedings.........................................20

           ITEM 2.  Change in Securities......................................20

           ITEM 3.  Defaults Upon Senior Securities...........................20

           ITEM 4.  Submission of Matters to a Vote of Security Holders.......20

           ITEM 5.  Other Information.........................................20

           ITEM 6.  Exhibits and Reports on Form 8-K..........................21


SIGNATURES....................................................................28

                          PART I. FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             SEPTEMBER  30,   DECEMBER 31,
                                                                                   1996           1995
                                                                                ----------   ----------
                                 ASSETS                                         (UNAUDITED)
Current assets:
     Cash and cash equivalents ..............................................   $   99,477   $   21,810
     Accounts receivable ....................................................       57,560       20,124
     Acquisition project receivables ........................................          791        8,805
     Collateral securities, current portion .................................        5,463         --
     Prepaid lease expenses .................................................       13,087         --
     Notes receivable from Coperlasa, current portion .......................        3,083         --
     Other current assets ...................................................        7,317        5,491
                                                                                ----------   ----------
          Total current assets ..............................................      186,778       56,230
Property, plant and equipment, net ..........................................      650,107      447,751
Investments in power projects and capitalized costs .........................       14,404        8,218
Collateral securities, net of current portion ...............................       89,538         --
Notes receivable from related parties .......................................       21,554       19,391
Notes receivable from Coperlasa, net of current portion .....................       17,830        6,094
Restricted cash .............................................................       13,382        9,627
Deferred charges and other assets ...........................................       13,036        7,220
                                                                                ----------   ----------
          Total assets ......................................................   $1,006,629   $  554,531
                                                                                ==========   ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Current non-recourse project financing .................................   $   26,253   $   84,708
     Notes payable to bank and short-term borrowings ........................         --          1,177
     Accounts payable .......................................................       15,835        6,876
     Accrued payroll and related expenses ...................................        3,436        2,789
     Accrued interest payable ...............................................        9,526        7,050
     Other accrued expenses .................................................        9,194        2,657
                                                                                ----------   ----------
          Total current liabilities .........................................       64,244      105,257
Long-term line of credit ....................................................         --         19,851
Non-recourse project financing, less current portion ........................      286,466      190,642
Notes payable ...............................................................        6,729        6,348
Senior Notes ................................................................      285,000      105,000
Deferred income taxes, net ..................................................      104,649       97,621
Deferred lease incentive ....................................................       80,603         --
Other liabilities ...........................................................        6,416        4,585
                                                                                ----------   ----------
          Total liabilities .................................................      834,107      529,304
                                                                                ----------   ----------
Shareholders' equity:
     Common stock ...........................................................           18           10
     Additional paid-in-capital .............................................      138,347        6,214
     Retained earnings ......................................................       34,157       19,003
                                                                                ----------   ----------
          Total shareholders' equity ........................................      172,522       25,227
                                                                                ----------   ----------
          Total liabilities and shareholders' equity ........................   $1,006,629   $  554,531
                                                                                ==========   ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------    -----------------------
                                                     1996        1995        1996          1995
                                                  ---------   ---------    ---------    ---------
Revenue:
     Electricity and steam sales ..............   $  68,281   $  40,883    $ 140,311    $  89,897
     Service contract revenue .................         172       1,947        5,606        5,076
     Income (loss) from unconsolidated
          investments in power projects .......       1,158        (654)       2,871       (2,445)
     Interest income on loans to power projects       1,286        --          4,103         --
                                                  ---------   ---------    ---------    ---------
              Total revenue ...................      70,897      42,176      152,891       92,528
                                                  ---------   ---------    ---------    ---------

Cost of revenue:
     Plant operating expenses, depreciation,
          operating lease and production
          royalties ...........................      34,384      20,682       81,219       48,895
     Service contract expenses and other ......       1,469       1,593        5,953        3,998
                                                  ---------   ---------    ---------    ---------
              Total cost of revenue ...........      35,853      22,275       87,172       52,893
                                                  ---------   ---------    ---------    ---------

Gross profit ..................................      35,044      19,901       65,719       39,635

Project development expenses ..................       1,044       1,379        2,454        2,687
General and administrative expenses ...........       4,903       2,076       10,777        5,735
                                                  ---------   ---------    ---------    ---------

              Income from operations ..........      29,097      16,446       52,488       31,213

Other (income) expense:
     Interest expense .........................      12,434       8,404       31,099       23,520
     Other expense and income, net ............       1,149        (380)      (1,628)      (1,235)
                                                  ---------   ---------    ---------    ---------

              Income before provision for
                   income taxes ...............      15,514       8,422       23,017        8,928

Provision for income taxes ....................       4,782       3,457        7,862        3,665
                                                  ---------   ---------    ---------    ---------

              Net income ......................   $  10,732   $   4,965    $  15,155    $   5,263
                                                  =========   =========    =========    =========

Primary earnings per share
     Weighted average shares outstanding ......      14,070      10,961       12,695       10,964
                                                  =========   =========    =========    =========
     Primary earnings per share ...............   $    0.76   $    0.45    $    1.19    $    0.48
                                                  =========   =========    =========    =========

Fully diluted earnings per share
     Weighted average shares outstanding ......      14,303      10,961       12,772       10,964
                                                  =========   =========    =========    =========
     Fully diluted earnings per share .........   $    0.75   $    0.45    $    1.19    $    0.48
                                                  =========   =========    =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                1996         1995
                                                             ---------    ---------

Net cash provided by operating activities ................   $  25,694    $  18,909
                                                             ---------    ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment ........     (13,189)     (12,962)
     Investment in Gilroy, net of cash on hand ...........    (138,073)        --
     Investment in King City, net of cash on hand ........      (5,408)        --
     Investment in King City collateral securities, net ..     (95,001)        --
     Advances to Coperlasa ...............................     (14,238)        --
     Investment in Greenleaf, net of cash on hand ........        --        (16,958)
     Investment in Watsonville, net of cash on hand ......        --            494
     Investments in power projects and capitalized costs .      (3,504)        (875)
     Increase in notes receivable from related party .....        (250)        (250)
     Decrease in restricted cash .........................         245        1,482
     Other, net ..........................................          98          (23)
                                                             ---------    ---------
          Net cash used in investing activities ..........    (269,320)     (29,092)
                                                             ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock ..............      82,141         --
     Proceeds from issuance of Senior Notes Due 2006 .....     180,000         --
     Proceeds from issuance of preferred stock ...........      50,000         --
     Borrowings from lines of credit .....................      59,922       26,851
     Repayment of lines of credit ........................     (79,773)     (15,000)
     Borrowing from bank .................................      45,000         --
     Repayments to bank ..................................     (46,177)        --
     Borrowings of non-recourse project financing ........     116,000       76,026
     Repayment of non-recourse project financing .........     (77,754)     (73,988)
     Borrowings from uncommitted demand loan facility ....        --          2,460
     Repayment of uncommitted demand loan facility .......        --           (587)
     Repayment of working capital loan ...................        --         (4,500)
     Financing costs .....................................      (8,066)      (1,233)
                                                             ---------    ---------
          Net cash provided by financing activities ......     321,293       10,029
                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents .....      77,667         (154)

Cash and cash equivalents, beginning of period ...........      21,810       22,527
                                                             ---------    ---------

Cash and cash equivalents, end of period .................   $  99,477    $  22,373
                                                             =========    =========

Supplementary information:
     Cash paid during the period for:
          Interest .......................................   $  28,170    $  26,001
          Income taxes ...................................   $     955    $     833

                                      -5-

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.       ORGANIZATION AND OPERATION OF THE COMPANY

         Calpine Corporation (Calpine), a Delaware corporation, and subsidiaries (collectively, the Company) are engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international countries. The Company has interests in 15 geothermal steam fields, geothermal power generation facilities, and natural gas-fired cogeneration facilities having an aggregate capacity of 1,057 megawatts in Northern California, Washington and Mexico. Each of the generation facilities produces electricity for sale to utilities. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. In 1996, the Company began marketing power and energy services to utilities and other end users.

         In July 1996, the Company's Board of Directors authorized the reincorporation of the Company into Delaware in connection with the Company's initial public offering. In addition, the Board of Directors approved a stock split of approximately 5.194-for-1. On September 13, 1996, the reincorporation of the Company and the stock split became effective. The accompanying financial statements reflect the reincorporation and the stock split as if such transactions had been effective for all periods. (See Note 12 for further information).


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

         Earnings Per Share

         Earnings per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred and common equivalent shares from stock options outstanding (when dilutive, using the treasury stock method).

         On September 20, 1996 in connection with the Company's initial public offering of common stock (see Note 12), all outstanding preferred stock was converted into common stock (see Note 11).

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996



         Accordingly,   all  share  and  per  share  amounts  presented  in  the
         accompanying consolidated condensed financial statements reflect this conversion.

         Power Marketing

         The Company, through its wholly owned subsidiary Calpine Power Services Company (CPSC), markets power and energy services to utilities and other end users. CPSC provides these services by entering into contracts to purchase or supply electricity at a specified delivery point and specified future date. In some cases, CPSC utilizes option agreements to manage its exposure to market fluctuations. At September 30, 1996, CPSC held forward contracts with net notional quantities of approximately 415,000 megawatt hours.

         Net open positions may exist due to the origination of new transactions and the Company's evaluation of changing market conditions. The open position exposes the Company to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, The net open position is actively managed. The impact of such fluctuations on the Company's financial position is not necessarily indicative of the impact of price fluctuations throughout the year. CPSC values its portfolio using the aggregate lower of cost or market method. Losses are recorded to reflect the market changes on the net open position of the entire portfolio. Net gains are recognized when realized.

         With respect to open power contracts, CPSC has established certain reserves and allowances, principally for adverse changes in market conditions prior to termination of the commitments. At September 30, 1996, the Company had recorded allowances of approximately $1.6 million, which is included in service contract revenue in the accompanying income statement.

         The Company's credit risk associated with power contracts results from the risk of loss as a result of non-performance by counterparties. The Company reviews and assesses counterparty risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counterparties. The Company sets credit limits prior to entering into transactions and has not obtained collateral or other security.

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

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996



         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Based Compensation. The disclosure requirements of SFAS No. 123 are effective for the Company's 1996 fiscal year. The new pronouncement did not have an impact on results of operations since the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used by the Company to account for its stock-based compensation plans.

         Reclassifications

         Prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1996 presentation.

3.       ACCOUNTS RECEIVABLE

         The Company has both billed and unbilled receivables. The components of accounts receivable as of September 30, 1996 and December 31, 1995 are as follows (in thousands):


                              SEPTEMBER 30,  DECEMBER 31,
                                     1996       1995
                                 ----------  ---------
          Projects: .....        (unaudited)
                 Billed .          $56,175   $18,341
                 Unbilled            1,002       525
                 Other ..              383     1,258
                                   -------   -------
                                   $57,560   $20,124
                                   =======   =======

         Other accounts receivable as of December 31, 1995 consisted primarily of amounts related to the Greenleaf facilities purchase price. In May 1996, the Company reclassified such accounts receivable to property, plant and equipment as an adjustment to the purchase price of the Greenleaf facilities (see Note 6).

         Accounts receivable from related parties as of September 30, 1996 and December 31, 1995 are comprised of the following (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                                1996      1995
                                               ------   ------
                                            (unaudited)
            O.L.S. Energy-Agnews, Inc. .....   $  686   $  806
            Geothermal Energy Partners, Ltd.      255      462
            Sumas Cogeneration Company, L.P.      763      908
            Electrowatt and subsidiaries ...     --          1
                                               ------   ------
                                               $1,704   $2,177
                                               ======   ======

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996


4.       INVESTMENTS IN POWER PROJECTS

         The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the nine months ended September 30, 1996 and 1995 related to these investments is as follows (in thousands):

                                             1996                                        1995
                          ------------------------------------------- -------------------------------------------
                               Sumas          O.L.S.     Geothermal        Sumas         O.L.S.       Geothermal
                           Cogeneration       Energy-     Energy        Cogeneration      Energy-        Energy
                             Company,         Agnews,    Partners,        Company,        Agnews,       Partners,
                               L.P.            Inc.        Ltd.             L.P.           Inc.           Ltd.
                          --------------- -----------  -------------- --------------  ------------  -------------
Revenue                   $        31,740 $     8,182  $       16,312 $       22,875  $      8,285  $      15,705
Operating expenses                 19,404       5,942           8,787         20,187         6,179          7,734
                          --------------- -----------  -------------- --------------  ------------  -------------
 Income from
   operations                      12,336       2,240           7,525          2,688         2,106          7,971

Other expenses, net                 7,635       2,284           3,582          7,962         2,319          4,100
                          --------------- -----------  -------------- --------------  ------------  -------------

     Net income (loss)    $         4,701 $       (44) $        3,943 $       (5,274) $       (213) $       3,871
                          =============== ===========  ============== ==============  ============  =============
 Company's share of
   net income (loss)      $         2,687 $       (13) $          197 $      (2,637)  $        (1)  $         193
                          =============== ===========  ============== ==============  ============  =============


5.       NOTES RECEIVABLE FROM COPERLASA

         During 1996, the Company continued to loan funds to Constructora y Perforadora Latina, S.A. de V.V. (Coperlasa). The Company loaned $14.4 million to Coperlasa during 1996 in connection with a 160 megawatt geothermal steam production contract at the Cerro Prieto geothermal resource in Baja California, Mexico.

6.       GREENLEAF TRANSACTION

         In April 1995, the Company purchased the capital stock of the companies which owned 100% of the assets of two 49.5 megawatt natural gas-fired cogeneration facilities (collectively, the Greenleaf facilities) located in Yuba City, California. The purchase price included a cash payment of $20.3 million and the assumption of project debt totaling $60.2 million. In April 1996, the Company finalized the purchase price in accordance with the Share Purchase Agreement dated March 30, 1995.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996


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
                                         =========

7.       KING CITY TRANSACTION

         In April 1996, the Company entered into a long-term operating lease with BAF Energy, A California Limited Partnership (BAF), for a 120 megawatt natural gas-fired combined cycle facility located in King City, California. The facility generates electricity for sale to Pacific Gas and Electric Company (PG&E) pursuant to a long-term power sales agreement through 2019. Natural gas for the facility is supplied by Chevron USA Inc. pursuant to a contract which expires June 30, 1997.

         Under the terms of the operating lease, the Company makes semi-annual lease payments to BAF on each February 15 and August 15, a portion of which is supported by a $95.0 million collateral fund owned by the Company. Included in the accompanying September 30, 1996 balance sheet is approximately $13.1 million of unamortized prepaid lease costs related to the August 15, 1996 payment. The collateral fund consists of a portfolio of investment grade and U.S. Treasury Securities that will mature serially and coincident in amounts equal to a portion of the lease. The collateral fund securities are accounted for as held-to-maturity investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 1996, future rent payments are $24.4 million for 1997, $23.8 million for 1998, $19.4 million for 1999, $20.1 million for 2000 and $204.1 million thereafter.

         The Company has recorded the value of the above-market pricing provided in the power sales agreement (PSA) as an asset which is included in property, plant and equipment, since the Company has, in substance, acquired the PSA. The Company has also recorded a deferred lease incentive of $80.6 million at September 30, 1996 equal to the value of the above-market payments to be received. The asset and liability are being amortized over the appropriate life of the power sales agreement and lease, respectively.

         The Company financed the collateral fund and other transaction costs with $50.0 million of proceeds from the issuance of preferred stock to Electrowatt by Calpine (see Note 11) and other short-term borrowings, which included $13.3 million of borrowings under the Credit Suisse Credit Facility (see Note 9) and a $45.0 million loan from The Bank of Nova Scotia. The Company repaid the short-term borrowings from a portion of the net proceeds of the Senior Notes Due 2006 issued in May 1996 (see Note 10).

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

8.       GILROY TRANSACTION

         On August 29, 1996, the Company acquired a 120 megawatt natural gas-fired cogeneration power facility located in Gilroy, California, from McCormick & Company, Inc. The Company purchased the Gilroy facility for a purchase price of $125.0 million plus certain contingent consideration, which the Company currently estimates will amount to approximately $24.1 million.

         The acquisition of the Gilroy facility was financed utilizing a non-recourse project loan in the aggregate amount of $116.0 million. Such loan, which was provided by Banque Nationale de Paris, consists of a 15-year tranche in the amount of $81.0 million and an 18-year tranche in the amount of $35.0 million and bears interest at fixed and floating rates.

         Electricity generated by the Gilroy facility is sold to PG&E pursuant to a long-term power sales agreement terminating in 2018. The power sales agreement contains payment provisions for capacity and energy. In addition to the sale of electricity to PG&E, the Gilroy facility produces and sells thermal energy to ConAgra, Inc. Natural gas for the Gilroy facility is supplied pursuant to a contract with Amoco Energy Trading Corporation expiring July 31, 1997.

         The following unaudited pro forma consolidated results for the Company gives effect to (i) the King City Transaction; (ii) the Gilroy Transaction, and (iii) interest income from the Coperlasa note receivable, as if such transactions had occurred on January 1, 1996. Unaudited pro forma consolidated results are also provided for the effects of the above transactions and (iv) the Watsonville operating lease acquired on June 28, 1995; and (v) the Greenleaf Transaction, as if such transactions had occurred on January 1, 1995. (in thousands except per share amounts):

                                     Nine Months Ended September 30,
                                     -------------------------------
                                             1996        1995
                                          ---------   ---------
         Revenue ..................        $176,261   $164,728
         Net income ...............        $ 15,417   $ 13,599
         Primary earnings per share        $   1.21   $   1.24

9.       LINES OF CREDIT

         Prior to September 25, 1996, the Company had a $50.0 million Credit Facility with Credit Suisse and had letters of credit outstanding for $3.0 million. Credit Suisse owns 44.9% of Electrowatt Ltd. (Electrowatt), the former indirect sole owner of the Company prior to the initial public offering (see Note 12). On September 25, 1996, the Company terminated its Credit Suisse Credit Facility and entered into a $50.0 million three-year revolving credit facility with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. At September 30, 1996, the Company had no borrowings and $3.0 million of letters of credit outstanding. Borrowings bear interest at The Bank of Nova Scotia's base rate or at the London Interbank Offered Rate (LIBOR) plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly, based on the principal amount outstanding during the period for base rate loans, and on the last day of each applicable interest period, but not less often than 90 days for LIBOR loans. The credit agreement expires in September 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996


10.      SENIOR NOTES DUE 2006

         On May 16, 1996, the Company issued $180.0 million aggregate principal amount of 10 1/2% Senior Notes Due 2006. The net proceeds of $174.9 million were used to repay $53.7 million of borrowings under the Credit Suisse Credit Facility, $57.0 million of non-recourse project financing and $45.0 million of borrowings from The Bank of Nova Scotia. The remaining $19.2 million was available for general corporate purposes. Transaction costs of $5.1 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes Due 2006.

         The Senior Notes Due 2006 will mature on May 15, 2006. The Company has no sinking fund or mandatory redemption obligations with respect to the Senior Notes Due 2006. Interest is payable semi-annually on May 15 and November 15.

11.      PREFERRED STOCK

         The Company had 5,000,000 authorized shares of Series A Preferred Stock, all of which were issued on March 21, 1996 to Electrowatt. The shares of Series A Preferred Stock were not publicly traded. No dividends were payable on the Series A Preferred Stock. The Series A Preferred Stock contained provisions regarding liquidation and conversion rights. Upon the consummation of the Company's initial public offering, all of the Series A Preferred Stock was converted into approximately 2.2 million shares of common stock and sold to the public in the offering by Electrowatt (see Note 12).

12.      COMMON STOCK

         On September 25, 1996, Calpine completed the initial public offering of 18,045,000 shares of its common stock with $0.001 par value per share (the Common Stock Offering). In the Common Stock Offering, the Company issued and sold 5,477,820 shares of common stock and Electrowatt sold 12,567,180 shares of common stock, representing its entire ownership interest in Calpine. As a result of the Common Stock Offering, Electrowatt no longer owns any interest in Calpine. The Company received approximately $82.1 million of net proceeds from the Common Stock Offering. Approximately $13.0 million of such net proceeds was used to repay short-term bank borrowings. The remaining net proceeds are expected to be used for working capital and general corporate purposes, and for the development and acquisition of power generation facilities. In connection with the Common Stock Offering, the Company reincorporated in the State of Delaware, converted the outstanding Class B Common Stock into $0.001 par value Common Stock, eliminated the authorized Class A Common Stock and Class B Common Stock, completed a 5.194-for-1 stock split of the Company's Common Stock and converted the Company's outstanding Preferred Stock into shares of Common Stock.

         On October 17, 1996, the Company issued an additional 1,793,400 shares of Common Stock to cover over-allotments of shares in connection with the Common Stock Offering and received approximately $27.1 million of net proceeds. The net proceeds are expected to be used for working capital and general corporate purposes, and for the development and acquisition of power generation facilities.

13.      CONTINGENCIES

         The Company, together with over 100 other parties, was named as a defendant in the second amended complaint in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation (Bonneville), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General
         Corporation, et al., in the United States District Court for the District of Utah. This complaint alleges that, in conjunction with top executives of Bonneville and with the alleged assistance of the other 100 defendants, the Company engaged in a broad conspiracy and fraud. The complaint has been amended a number of times. The Company has answered each version of the complaint by denying all claims. In August 1994, the Company successfully moved for an order severing the trustee's claim against the Company from the claims against the other defendants. Although the case involves over 25 separate financial transactions entered into by Bonneville, the severed case concerns the Company in respect of only one of these transactions. In 1988, the Company invested $2.0 million in a partnership formed with Bonneville to develop four hydroelectric projects in the State of Hawaii. The projects were not successfully developed by the partnership, and, subsequent to Bonneville's Chapter 11 filing, the Company filed a claim as a creditor against Bonneville's bankruptcy estate. The trustee initially alleged that the Company was one of many defendants in this case responsible for Bonneville's deepening insolvency and sought damages in excess of $500.0 million. However, based upon the motion for summary judgement filed by the trustee in September 1996, the maximum compensatory damages which the trustee is seeking will not exceed $2.0 million. There can be no assurance, however, of the actual amount of damages to be sought by the trustee if the case is set for trial. The Company believes the claims against it are without merit and will continue to defend the action vigorously. The Company further believes that the resolution of this matter will not have a material effect on its financial position or results of operation.

         In connection with the Company's unsuccessful attempt to acquire O'Brien Environmental Energy, Inc. (O'Brien) in 1995 through U.S. Bankruptcy Court proceedings, the Company had capitalized approximately $3.7 million of third-party costs. Pursuant to the terms of a contract with O'Brien, the Company sought the reimbursement of such costs and a $2.0 million break-up fee, each of which was subject to the approval of the Bankruptcy Court. On November 8, 1996, the court denied Calpine's application for approval of such costs and fees. As a result, the Company provided a $3.6 million allowance in the third quarter of 1996, which is included in Other expense and income , net, in the accompanying income statement. The Company will begin the appeal process in the near future.

         The Company is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for  historical  financial  information  contained  herein,  the  matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) the possible unavailability of financing, (iii) risks related to the development and operation of geothermal energy resources, (iv) the impact of avoided cost pricing and energy price fluctuations, (v) the impact of curtailment, (vi) risks associated with power project development and acquisitions, (vii) start-up risks, (viii) general operating risks, (ix) the dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) the effects of seismic disturbances,
(xiv) the availability of natural gas, (xv) the effects of competition, (xvi) the dependence on senior management, (xvii) volatility in the Company's stock price, (xviii) fluctuations in quarterly results and seasonality, and (xix) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form S-1 related to the Company's recent initial public offering.

OVERVIEW

Calpine is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international countries. The Company has interests in 15 power generation facilities and steam fields having an aggregate capacity of 1,057 megawatts. Calpine's net interest in these facilities is 983 megawatts, of which 467 megawatts or 48% are natural gas-fired facilities and 517 megawatts or 52% are geothermal facilities. Since its inception in 1984, Calpine has developed substantial expertise in all aspects of electric power generation. The Company's vertical integration has resulted in significant growth over the last five years as Calpine has applied its extensive engineering, construction management, operations, fuel management and financing capabilities to successfully implement its acquisition and development program. During the last five years, Calpine has expanded from $41.2 million of total assets as of December 31, 1991 to $1.0 billion of total assets as of September 30, 1996.

Financial results reached record levels for the nine months ended September 30, 1996. Revenue of $152.9 million in 1996 was 65% or $60.4 million higher than the comparable period in 1995. Revenue earned on the payment of fixed capacity payments pursuant to the long-term power sales agreements increased by 105% to $50.1 million compared to $24.4 million for the same period in 1995. Gross profit of $65.7 million in 1996 was 66% or $26.1 million higher than the comparable period in 1995, and net income of $15.2 million in 1996 was 187% or $9.9 million higher than the same period in 1995.

Operating results also increased for the nine months ended September 30, 1996. Production from the Company's power generation facilities increased by 91% in 1996 with 1.3 million megawatt hours produced compared to 682,300 megawatt hours for the same period in 1995. Megawatt hours produced from the Company's steam fields also reached record levels with over 1.8 million megawatt hours compared to 1.7 million megawatt hours for the same period in 1995.


The increase in the Company's results of operations is directly attributable to:
(i) the acquisition of the 120 megawatt Gilroy gas-fired power facility on August 29, 1996, (ii) the long-term lease of the 120 megawatt

King City gas-fired power facility effective May 2, 1996, (iii) the $20.0 million investment in the Cerro Prieto Steam Fields commencing in November 1995,
(iv) the lease of the 28.5 megawatt Watsonville gas-fired power facility on June 29, 1995 and (v) the acquisition of the two 49.5 megawatt Greenleaf 1 & 2 gas-fired power facilities on April 21, 1995.

In addition, the Company completed an initial public offering of its common stock on September 25, 1996, which provided approximately $82.1 million of net proceeds. Subsequently, the Company sold additional shares on October 17, 1996 for $27.1 million of net proceeds. On May 16, 1996, the Company raised $174.9 million of net proceeds through the sale of its 10 1/2% Senior Notes Due 2006.

Electricity and steam sales accounted for approximately 92% of total revenue for the nine months ended September 30, 1996. Service contract revenue, income from unconsolidated investments in power projects recognized under the equity method, and interest income on loans to power projects accounted for 3%, 2% and 3%, respectively, of total revenue.

Each of the power generation facilities produces electricity for sale to a utility pursuant to a long-term power sales agreement generally having original terms of 20 to 30 years. For each of the Company's consolidated power generation facilities, revenue is earned in the form of energy and capacity payments. Energy is typically paid based upon the utility's avoided cost of energy. In some cases, a fixed rate is received for all or a portion of the energy delivered. In all cases, the Company receives a fixed capacity payment. The majority of these capacity payments are paid during the months of May through October. Steam produced from the Company's geothermal steam fields, as well as thermal energy produced from the gas-fired facilities, are also sold pursuant to long-term steam sales agreements.

SELECTED OPERATING DATA

Set forth below is certain selected operating information for the power generation facilities and steam fields, for which results are consolidated in the Company's statement of operations. The information set forth under power plants consists of the results for the West Ford Flat and Bear Canyon facilities, the Greenleaf 1 & 2 facilities since April 21, 1995, the Watsonville facility since June 29, 1995, the King City facility since May 2, 1996 and the Gilroy facility since August 29, 1996. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields and the Thermal Power Company Steam Fields.


                                       THREE MONTHS ENDED              NINE  MONTHS ENDED
                                 ------------------------------   ----------------------------
                                 Sept. 30,1996    Sept. 30,1995   Sept. 30,1996  Sept. 30,1995
                                 -------------    -------------   -------------  -------------
POWER PLANTS                                            (dollars in thousands)
   Electricity revenue
     Energy .......................   $ 26,199       $   15,497    $   60,561      $   37,795
     Capacity .....................   $ 30,321       $   15,294    $   50,095      $   24,370
   Megawatt hours produced ........    593,172          358,241     1,332,594         682,300
   Average energy rate per kilowatt
     hour produced (in cents) .....      4.417            4.326         4.545           5.539

STEAM FIELDS
   Steam revenue ..................   $ 11,761       $   10,092    $   27,627      $   27,731
   Megawatt hours produced ........    770,021          643,370     1,811,449       1,670,687
   Average energy rate per kilowatt
     hour produced (in cents)......      1.527            1.569         1.525           1.660

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUE. The Company's total revenue of $70.9 million and $152.9 million for the three and nine months ended September 30, 1996 represented a 68% and 65% increase, respectively, when compared to $42.2 million and $92.5 million for the comparable periods in 1995. Electricity and steam sales revenue increased 67% and 56% to $68.2 million and $140.3 million for the three and nine months ended September 30, 1996, compared to $40.9 million and $89.9 million for the comparable periods in 1995. The increase for the three months ended September 30, 1996 compared to the same period for 1995 was primarily due to revenue of $18.8 million from the King City facility and $5.2 million from the Gilroy facility. The increase for the nine months ended September 30, 1996 compared to the same period in 1995 was primarily due to revenue of $29.8 million from the King City facility, $5.2 million from the Gilroy facility, and $6.6 million and $4.1 million of higher revenue from the Greenleaf 1 & 2 and Watsonville facilities, respectively, due to a full nine-months of operations in 1996. The remaining increases for the three and nine month periods were primarily due to higher generation and higher prices at other Company power generation facilities and steam fields. Service contract revenue decreased to $172,000 for the three months ended September 30, 1996 compared to $1.9 million for the same period in 1995. The decrease was primarily due to a $1.6 million reserve related to the Company's electricity trading operations. Service contract revenue increased 10% to $5.6 million for the nine months ended September 30, 1996 compared to $5.1 million for the same period in 1995. The increase was primarily related to billings for services at the Aidlin and Agnews facilities, partially offset by the trading loss discussed above. Income from unconsolidated investments in power projects increased to $1.2 million and $2.9 million for the three and nine months ended September 30, 1996 compared to losses of $654,000 and $2.4 million for the comparable periods in 1995. The increases are primarily attributable to $832,000 and $2.7 million of equity income for the three and nine months ended September 30, 1996 from the Company's investment in Sumas Cogeneration Company, L.P. (Sumas) (see Note 4). The increase in Sumas' profitability during 1996 is primarily attributable to a contractual increase in the energy price in accordance with the power sales agreement with Puget Sound Power & Light Company. Interest income on loans to power projects contributed $1.3 million and $4.1 million to the revenue increase for the three and nine months ended September 30, 1996. The revenue was due to $495,000 and $2.4 million attributable to the recognition of interest income on loans to the sole shareholder of the general partner of the Sumas facility, and $791,000 and $1.7 million of interest income on loans to Coperlasa related to the Cerro Prieto Steam Fields.

COST OF REVENUE increased to $35.9 million and $87.2 million for the three and nine months ended September 30, 1996 compared to $22.3 million and $52.9 million for the same periods in 1995. The increases were primarily due to plant operating, depreciation, operating lease and production royalty expenses attributable to (i) operations of the King City facility subsequent to May 2, 1996, (ii) operations of the Gilroy facility subsequent to August 29, 1996 and
(iii) a full nine month period of operations at the Greenleaf 1 & 2 and Watsonville facilities since their transaction dates of April 21, 1995 and June 29, 1995, respectively. The increases in cost of revenue were also due to the increase in service contract expenses as a result of expenses related to the Aidlin and Agnews overhauls, and due to expenses related to the Cerro Prieto Steam Fields, partially offset by lower operating and depreciation expenses at the Company's other existing power generation facilities and steam fields.

GENERAL AND ADMINISTRATIVE EXPENSES increased to $4.9 million and $10.8 million for the three and nine months ended September 30, 1996 compared to $2.1 million and $5.7 million for the same periods in 1995. The Company incurred an employee bonus expense of $1.4 million in September 1996 related to the Common Stock Offering. The remaining increases in 1996 were primarily due to additional personnel and related expenses necessary to support the Company's expanding operations.

INTEREST EXPENSE increased to $12.4 million and $31.1 million for the three and nine months ended September 30, 1996 compared to $8.4 million and $23.5 million for the same periods in 1995. The increase for the three months ended September 30, 1996 compared to the same period in 1995 was primarily due to $4.8 million of interest expense on the Company's 10 1/2% Senior Notes issued in May 1996. The increase for the nine months ended September 30, 1996 compared to the same period in 1995 was primarily attributable to $7.2 million of interest expense on the 10 1/2% Senior Notes, $790,000 of interest expense related to the Gilroy facilities acquired on August 29, 1996 and $1.7 million of higher interest expense related to the Greenleaf 1 & 2 facilities acquired on April 21, 1995, offset by a $3.0 million decrease in interest expense primarily as a result of repayments of principal on certain non-recourse project financings.

OTHER EXPENSE AND INCOME, NET was $1.1 million of expense and $1.6 million of income for the three months and nine months ended September 30, 1996 compared to $380,000 and $1.2 million of income for the comparable periods in 1995. In September 1996, the Company provided a $3.7 million allowance related to the O'Brien proceedings (see Note 13). This expense was offset by$1.6 million and $3.1 million of interest income for the three and six months ended September 1996 periods on the collateral securities purchased in connection with the King City Transaction. Interest income for the periods also increased due to the investment of the net proceeds of the Preferred Stock, from the sale of the 10 1/2% Senior Notes, and from the Common Stock Offering.

PROVISION FOR INCOME TAXES. The effective rate for the income tax provision was approximately 31% and 34% for the three and nine months ended September 30, 1996. In September 1996, in accordance with SFAS No. 109, Accounting for Income Taxes, the Company decreased its deferred income tax liability by $769,000 to reflect the change in California's state income tax rate from 9.3% to 8.84% effective January 1, 1997. In addition, depletion in excess of tax basis benefits at the Company's geothermal facilities reduced the Company's effective tax rate for 1996. The effective rate for the 1995 income tax provision was approximately 41%.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has obtained cash from its operations, borrowings under its credit facilities and other working capital lines, sales of debt and equity and proceeds from non-recourse project financings. The Company utilized this cash to fund its operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet its other cash and liquidity needs.

Operating activities for the nine months ended September 30, 1996 consisted of approximately $15.2 million of net income, $26.1 million of depreciation and amortization, $6.3 million in deferred income taxes, offset by $2.9 million of income from unconsolidated investments in power projects and $19.0 million net decrease in operating assets and liabilities.

Investing activities used $269.3 million during the nine months ended September 30, 1996, primarily due to $16.7 million of capital expenditures and capitalized project costs, $95.0 million for the purchase of collateral securities, $14.2 million investment in Coperlasa, $5.4 million for deferred transaction costs in connection with King City, and $138.1 million investment in Gilroy.

Financing activities provided $321.3 million of cash during the nine months ended September 30, 1996. The Company issued $50.0 million of preferred stock to Electrowatt, borrowed $161.0 million of bank debt and an additional $59.9 million under the credit facilities, received net proceeds of $174.9 million from the Senior Notes Due 2006, and received $82.1 million upon the issuance of common stock. The Company subsequently repaid $46.2 million of bank debt, all borrowings outstanding under the credit facilities of $79.8 million, and $77.7 million of non-recourse project financing.

As of September 30, 1996, cash and cash equivalents were $99.5 million and working capital was $122.5 million. For the nine months ended September 30, 1996, working capital increased $171.6 million and cash and cash equivalents increased $77.7 million as compared to the twelve months ended December 31, 1995. The increase in working capital is due to $69.1 million of remaining net proceeds from the Common Stock Offering after repayment of certain short-term borrowings, and reflects the inclusion of $57.0 million of non-recourse project financing in current liabilities as of December 31, 1995. A portion of the funds from the issuance of the Senior Notes Due 2006 was used to refinance current bank debt and borrowings under the Credit Suisse Credit Facility, and to repay the $57.0 million non-recourse indebtedness. Working capital at September 30, 1996 also includes the net remaining proceeds from the issuance of the Senior Notes Due 2006 and the Company's net proceeds from its initial public offering. On October 17, 1996, the Company issued additional shares of Common Stock and received $27.1 million of net proceeds.

As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with available cash resources and borrowings under its credit facility, other lines of credit, non-recourse project financing, or long-term debt.

The Company currently has outstanding $105.0 million of its 9 1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company has $180.0 million of its 10 1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

At September 30, 1996, the Company had $312.7 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat facility, the Bear Canyon facility, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO#1 Steam Fields, the Greenleaf 1 & 2 facilities and the Gilroy facility. As of September 30, 1996, the annual maturities for all non-recourse project financing were $6.9 million for the remainder of 1996, $30.6 million for 1997, $32.6 million for 1998, $24.2 million for 1999,$24.3 million for 2000 and $192.0 million thereafter.

The Company currently has a $50.0 million revolving credit agreement with a consortium of commercial lending institutions led by The Bank of Nova Scotia, with borrowings bearing interest at either LIBOR or at The Bank of Nova Scotia base rate plus a mutually agreed margin. At September 30, 1996, the Company had no borrowings outstanding under the revolving credit facility. (See Note 9 for further information).

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At September 30, 1996, the Company had no borrowings under this working capital line and $900,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

The Company also has outstanding a non-interest bearing promissory note to Natomas Energy Company in the amount of $6.5 million representing a portion of the September 1994 purchase price of Thermal Power Company. This note has been discounted to yield 8% per annum and is due September 9, 1997.

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

At September 30, 1996, the Company had planned commitments for remaining capital expenditures in 1996 totaling $3.8 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. For the nine months ended September 30, 1996, capital expenditures included $4.0 million for the purchase of geothermal leases for the Glass Mountain project, $3.1 million for the new rotor at the PG&E Unit 13 facility and $2.8 million for well drilling and a reinjection pipeline at the Company's geothermal steam fields.

The Company continues to pursue the development of geothermal resources and the acquisition and development of new power generation projects. The Company expects to commit significant capital in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

In connection with the Company's unsuccessful attempt to acquire O'Brien Environmental Energy, Inc. (O'Brien) in 1995 through U.S. Bankruptcy Court proceedings, the Company had capitalized approximately $3.7 million of third-party costs. Pursuant to the terms of a contract with O'Brien, the Company sought the reimbursement of such costs and a $2.0 million break-up fee, each of which was subject to the approval of the Bankruptcy Court. On November 8, 1996, the court denied Calpine's application for approval of such costs and fees. As a result, the Company provided a $3.6 million allowance in the third quarter of 1996 and will begin the appeal process in the near future.

ITEM 2.           CHANGE IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of the Company's sole shareholder on July 17, 1996 at which time the sole shareholder voted to approve: (1) the initial public offering of the Company's common stock; (2) the reincorporation merger between Calpine Corporation (California) and Electrowatt Services, Inc., a Delaware corporation; (3) the amendment and restatement of the Company's Certificate of Incorporation and Bylaws in connection with the reincorporation merger, and the resulting stock split, including the conversion of the Class B Common Stock and Series A Preferred Stock of Calpine Corporation (California) into Common Stock of the Company; (4) the 1996 Stock Incentive Plan and the 1996 Employee Stock Purchase Plan; and (5) the appointment of the following new directors of the Company, all to become effective immediately prior to the consummation of the initial public offering: Ann B. Curtis and George Stathakis; and (6) the appointment of the following director for an additional year-long term: Peter Cartwright.

Holders of record of the Company's Class B Common Stock were entitled to vote at the special meeting. As of July 17, 1996, there were 12,567,180 (post split) shares of Class B Common Stock outstanding and entitled to vote at the meeting. There were no shares of Class A Common Stock outstanding and entitled to vote at the meeting. All matters were voted for by 100% of the outstanding shares of Class B Common Stock.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION

3.1       Amended  and  Restated   Certificate  of   Incorporation   of  Calpine
          Corporation, a Delaware corporation. (l)

3.2 Amended and Restated Bylaws of Calpine Corporation, a Delaware corporation. (l)

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

10.1.12 Project Revenues Agreement, dated as of December 1, 1990, between O.L.S. Energy-Agnews, Meridian Trust Company of California and Credit Suisse. (a)

10.1.13 Project Credit Agreement, dated as of June 30, 1995, between Calpine Greenleaf Corporation, Greenleaf Unit One Associates, Greenleaf Unit Two Associates, Inc. and The Sumitomo Bank, Limited. (g)

10.1.14 Lease dated as of April 24, 1996 between BAF Energy A California Limited Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee.
          (j)

10.1.15 Credit Agreement, dated as of August 28, 1996, among Calpine Gilroy Cogen, L.P. and Banque Nationale de Paris. (l)

10.1.16 Credit Agreement, dated as of September 25, 1996, among Calpine Corporation and The Bank of Nova Scotia. (m)

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

10.2.4 Asset Purchase Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.2.5    Noncompetition / Earnings  Contingency  Agreement,  dated as of August
          28,  1996,   among  Gilroy  Energy   Company,   McCormick  &  Company,
          Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.3       Power Sales Agreements

10.3.1 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)

10.3.2 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)

10.3.3 Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and related documents. (a)

10.3.4 Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and amendment thereto dated September 30, 1991. (a)

10.3.5 Long-Term Energy and Capacity Power Purchase Agreement, dated April 16, 1985, between O.L.S. Energy-Agnews and Pacific Gas & Electric Company and amendment thereto dated February 24, 1989. (a)

10.3.6 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd., and Pacific Gas & Electric Company and related documents. (a)

10.3.7 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd., and Pacific Gas & Electric Company (see Exhibit 10.3.6 for related documents). (a)

10.3.8 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit One Associates, Inc. and Pacific Gas and Electric Company. (f)

10.3.9 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit Two Associates, Inc. and Pacific Gas and Electric Company. (f)

10.3.10 Long-Term Energy and Capacity Power Purchase Agreement, dated December 5, 1985, between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August 18, 1988 and June 9, 1991. (l)

10.4      Steam Sales Agreements

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

10.5.5 Amended and Restated Operating Agreement for the Geysers, dated as of December 31, 1993, by and between Magma-Thermal Power Project, a joint venture composed of NEC Acquisition Company and Thermal Power Company, and Union Oil Company of California. (c)

10.6      Gas Supply Agreements

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

10.8.8    Pledge   Agreement,   dated   as  of   January   10,   1990,   between
          GATX/Calpine-Agnews, Inc., and Credit Suisse. (a)

10.8.9 Equity Support Agreement, dated as of January 10, 1990, between Calpine Corporation and Credit Suisse. (a)

10.8.10   Assignment  and  Security  Agreement,  dated as of  December  1, 1990,
          between   O.L.S.   Energy-   Agnews  and  Meridian  Trust  Company  of
          California. (a)

10.8.11 First Amended and Restated Limited Partner Pledge and Security Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners, L.P., Healdsburg Energy Company, L.P., Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Freeport-McMoRan Resource Partners, L.P., and Meridian Trust Company of California. (a)

10.8.12 Management Services Agreement, dated January 1, 1995, between Calpine Corporation and Electrowatt Ltd. (k)

10.8.13 Guarantee Fee Agreement, dated January 1, 1995, between Calpine Corporation and Electrowatt Ltd. (g)

10.9.1 Calpine Corporation Stock Option Program and forms of agreements thereunder. (a)

10.9.2 Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder. (l)

10.9.3    Calpine  Corporation   Employee  Stock  Purchase  Plan  and  forms  of
          agreements thereunder. (l)

10.10.1 Amended and Restated Employment Agreement between Calpine Corporation and Mr. Peter Cartwright. (l)

10.10.2 Senior Vice President Employment Agreement between Calpine Corporation and Ms. Ann B. Curtis. (l)

10.10.3 Senior Vice President Employment Agreement between Calpine Corporation and Mr. Lynn A. Kerby. (l)

10.10.4 Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter. (l)


10.10.5 Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly. (l)

10.10.6   First  Amended  and  Restated   Consulting  Contract  between  Calpine
          Corporation and Mr. George J. Stathakis. (l)

10.11     Form of Indemnification Agreement for directors and officers. (l)

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

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(I) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.


(B)      REPORTS ON FORM 8-K

A report on Form 8-K dated August 29, 1996 was filed on September 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALPINE CORPORATION


By:      \s\  Ann B. Curtis                           Date:    November 14, 1996
         -----------------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:      \s\  Gloria S. Gee                           Date:    November 14, 1996
         -----------------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)