Form 10-K
period 1996-12-31
CALPINE CORP
filed 1997-03-31
CIK 916457

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 033-73160

                              CALPINE CORPORATION
                            (A DELAWARE CORPORATION)
                 I.R.S. EMPLOYER IDENTIFICATION NO. 77-0212977

                          50 WEST SAN FERNANDO STREET
                           SAN JOSE, CALIFORNIA 95113
                           TELEPHONE: (408) 995-5115

Securities registered pursuant to Section 12(b) of the Act: Calpine Corporation Common Stock, $0.01 par value Registered on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997: $367.6 million

Common stock outstanding as of March 21, 1997:  19,869,219

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1) Designated portions of the Proxy Statement relating to the 1997 Annual
    Meeting of Shareholders:....................................................
     Part III (Items 10, 11, 12 and 13)
================================================================================

                              CALPINE CORPORATION

                                   FORM 10-K
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
                                           PART I
ITEM 1.     Business................................................................        1
ITEM 2.     Properties..............................................................       33
ITEM 3.     Legal Proceedings.......................................................       34
ITEM 4.     Submission of Matters To A Vote of Security Holders.....................       34

                                           PART II
ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters...       34
ITEM 6.     Selected Financial Data.................................................       34
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results        34
            of Operations...........................................................
ITEM 8.     Financial Statements and Supplementary Data.............................       34
ITEM 9.     Changes In and Disagreements with Accountants and Financial                    34
            Disclosure..............................................................

                                          PART III
ITEM 10.    Executive Officers, Directors and Key Employees.........................       35
ITEM 11.    Executive Compensation..................................................       35
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..........       35
ITEM 13.    Certain Relationships and Related Transactions..........................       35

                                           PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........       36
Signatures..........................................................................       43
Index to Consolidated Financial Statements and Schedules............................      F-1
Schedule 11 Calculation of Earnings Per Share
Exhibit Index

ITEM 1.  BUSINESS

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under "Risk Factors" included in Item 1. Business in this Annual Report on Form 10-K, and (iii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

     Calpine Corporation and its subsidiaries (the "Company" or "Calpine") is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in 15 power generation facilities and steam fields having an aggregate capacity of 1,047 megawatts. Since its inception in 1984, Calpine has developed substantial expertise in all aspects of electric power generation. The Company's vertical integration has resulted in significant growth over the last five years as Calpine has applied its extensive engineering, construction management, operations, fuel management and financing capabilities to successfully implement its acquisition and development program. During the last five years, Calpine has expanded substantially, from $55.4 million of total assets as of December 31, 1992 to $1.0 billion of total assets as of December 31, 1996. Calpine's revenue for 1996 increased to $214.6 million, representing a compound annual growth rate of 52.6% since 1992. The Company's EBITDA for 1996 increased to $117.4 million (see Item 6. Selected Financial Data). Calpine's strategy is to capitalize on opportunities in the power market through an ongoing program to acquire, develop, own and operate electric generation facilities, as well as marketing power and energy services to utilities and other end users.

STRATEGY

     Calpine's objective is to become a leading power company by capitalizing on emerging market opportunities in the domestic and international power markets. The key elements of the Company's strategy are as follows:

     Expand and diversify its domestic portfolio of power projects. In pursuing its growth strategy, the Company intends to focus on opportunities where it is able to capitalize on its extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach includes design, engineering, procurement, finance, construction, management, fuel and resource acquisition, operations and power marketing, which Calpine believes provides it with a competitive advantage. By pursuing this strategy, the Company has significantly expanded and diversified its project portfolio. Since 1993, the Company has completed transactions involving five gas-fired cogeneration facilities and two steam fields. As a result of these transactions, the Company has more than doubled its aggregate power generation capacity and substantially diversified its fuel mix.

     The Company is also pursuing the development of highly efficient, low-cost power plants that seek to take advantage of inefficiencies in the electricity market. The Company intends to sell all or a portion of the power generated by such merchant plants into the competitive market, rather than exclusively through long-term power sales agreements. As part of Calpine's initial effort to develop merchant plants, the Company entered into an agreement with Phillips Petroleum Company to develop a gas-fired cogeneration project with a capacity of 240 megawatts. Under this agreement, approximately 90 megawatts of electricity will be sold to the Phillips Houston Chemical Complex, with the remainder to be sold into the competitive market through

Calpine's power marketing activities. The Company expects that this project will represent a prototype for future merchant plant developments. The development of this project is subject to the satisfaction of various conditions including required approvals. See "Development and Future Projects."

     Enhance the performance and efficiency of existing power projects. The Company continually seeks to maximize the power generation potential of its operating assets and minimize its operating and maintenance expenses and fuel costs. To date, the Company's power generation facilities have operated at an average availability of 97%. The Company believes that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation market.

     Continue to develop an integrated power marketing capability. The Company is developing an integrated power marketing capability, conducted through its wholly owned subsidiary, Calpine Power Services Company ("CPSC"). In 1995, CPSC received approval from the Federal Energy Regulatory Commission ("FERC") to conduct power marketing activities. The Company believes that a power marketing capability complements its business strategy of providing low cost power generation services. CPSC's power marketing activities will focus on the development of long-term customer service relationships, supported primarily by generating assets that are owned, operated or controlled by Calpine. CPSC will aggregate the Company's own resources, the resources of its customers, power pool resources, and market power supply to provide the customized services demanded by its customers at a competitive price.

     Selectively expand into international markets. Internationally, the Company intends to utilize its geothermal and gas-fired expertise in selected markets of Southeast Asia and Latin America, where demand for power is rapidly growing and private investment is encouraged. In November 1995, the Company made a loan to Coperlasa, which operates the Cerro Prieto Steam Fields located in Baja California, Mexico. In March 1996, the Company entered into a joint venture agreement to pursue the development of a geothermal resource in Indonesia with an estimated potential capacity in excess of 500 megawatts. Calpine believes that its investments in these projects will effectively position it for future expansion in Southeast Asia and Latin America.

DESCRIPTION OF POWER PLANTS

     The Company has interests in 15 power generation facilities and steam fields with a current aggregate capacity of approximately 1,047 megawatts, consisting of seven natural gas-fired cogeneration power plants with a total capacity of 522 megawatts, three geothermal power generation facilities (which include a steam field and a power plant) with a total capacity of 67 megawatts and five geothermal steam fields that supply utility power plants with a total current capacity of approximately 458 megawatts. Each of the power generation facilities produces electricity for sale to a utility. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants.

     The natural gas-fired and geothermal power generation projects in which the Company has an interest produce electricity, thermal energy and steam that are typically sold pursuant to long-term, take-and-pay power or steam sales agreements generally having original terms of 20 or 30 years. Revenue from a power sales agreement usually consists of two components: energy payments and capacity payments. Energy payments are based on a power plant's net electrical output where payment rates may be determined by a schedule of prices covering a fixed number of years under the power sales agreement, after which payment rates are usually indexed to the fuel costs of the contracting utility or to general inflation indices. Capacity payments are based on a power plant's net electrical output and/or its available capacity. Energy payments are made for each kilowatt hour of energy delivered, while capacity payments, under certain circumstances, are made whether or not any electricity is delivered. The Company is paid for steam supplied by its steam fields on the basis of the amount of electrical energy produced by, or steam delivered to, the contracting utility's power plants.

     The Company currently provides operating and maintenance services for all power generation facilities in which the Company has an interest, except for the Thermal Power Company Steam Fields and the Cerro Prieto Steam Fields. Such services include the operation of power plants, geothermal steam fields, wells and well pumps, gathering systems and gas pipelines. The Company also supervises maintenance, materials purchasing and inventory control; manages cash flow; trains staff; and prepares operating and maintenance manuals for each power generation facility. As a facility develops an operating history, the Company analyzes its operation and may modify or upgrade equipment or adjust operating procedures or maintenance measures to enhance the facility's reliability or profitability. These services are performed under the terms of an operating and maintenance agreement pursuant to which the Company is generally reimbursed for certain costs, is paid an annual operating fee and may also be paid an incentive fee based on the performance of the facility. The fees payable to the Company are generally subordinated to any lease payments or debt service obligations of non-recourse debt for the project.

     In order to provide fuel for the gas-fired power generation projects in which the Company has an interest, natural gas reserves are acquired or natural gas is purchased from third parties under supply agreements. The Company structures a gas-fired power facility's fuel supply agreement so that gas costs have a direct relationship to the fuel component of revenue energy payments.

     Certain power generation facilities in which the Company has an interest have been financed primarily with non-recourse project financing that is structured to be serviced out of the cash flows derived from the sale of electricity, thermal energy and/or steam produced by such facilities and provides that the obligations to pay interest and principal on the loans are secured almost solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the projects. The lenders under non-recourse project financing generally have no recourse for repayment against the Company or any assets of the Company or any other entity other than foreclosure on pledges of stock or partnership interests and the assets attributable to the entities that own the facilities.

     Substantially all of the power generation facilities in which the Company has an interest are located on sites which are leased on a long-term basis. The Company currently holds interests in geothermal leaseholds in The Geysers that produce steam for sale under steam sales agreements and for use in producing electricity from its wholly owned geothermal power generation facilities. See
Item 2. Properties.

     The continued operation of power generation facilities and steam fields involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. To date, the Company's power generation facilities have operated at an average availability of 97%, and although from time to time the Company's power generation facilities and steam fields have experienced certain equipment breakdowns or failures, such breakdowns or failures have not had a material adverse effect on the operation of such facilities or on the Company's results of operations. Although the Company's facilities contain certain redundancies and back-up mechanisms, there can be no assurance that any such breakdown or failure would not prevent the affected facility or steam field from performing under applicable power and/or steam sales agreements. In addition, although insurance is maintained to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover lost revenue or increased expenses, and, as a result, the entity owning such power generation facility or steam field may be unable to service principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in the Company losing its interest in such power generation facility or steam field.

     Insurance coverage for each power generation facility includes commercial general liability, workers' compensation, employer's liability and property damage coverage which generally contains business interruption insurance covering debt service and continuing expenses for a period ranging from 12 to 18 months.

     The Company believes that each of the currently operating power generation facilities in which the Company has an interest is exempt from financial and rate regulation as a public utility under federal and state laws. See "Governmental Regulation."

     The table below sets forth certain information regarding the Company's power generation facilities and steam fields currently in operation.

                          POWER GENERATION FACILITIES

                                                                                        COMMENCEMENT                        TERM OF
                       POWER          NAMEPLATE          CALPINE        CALPINE NET          OF                              POWER
                    GENERATION         CAPACITY          INTEREST        INTEREST        COMMERCIAL         UTILITY          SALES
POWER PLANT         TECHNOLOGY      (MEGAWATTS)(1)     (PERCENTAGE)     (MEGAWATTS)      OPERATION         PURCHASER       AGREEMENT
---------------    -------------    --------------     ------------     -----------     ------------     --------------    ---------
Sumas                Gas-Fired                                                                            Puget Sound
                   Cogeneration          125                 75%(2)         93.8            1993         Power & Light        2013
King City            Gas-Fired                                                                           Pacific Gas &
                   Cogeneration          120                100%           120              1989            Electric          2019
Gilroy               Gas-Fired                                                                           Pacific Gas &
                   Cogeneration          120                100%           120              1988            Electric          2018
Greenleaf 1          Gas-Fired                                                                           Pacific Gas &
                   Cogeneration           49.5              100%            49.5            1989            Electric          2019
Greenleaf 2          Gas-Fired                                                                           Pacific Gas &
                   Cogeneration           49.5              100%            49.5            1989            Electric          2019
Agnews               Gas-Fired                                                                           Pacific Gas &
                   Cogeneration           29                 20%             5.8            1990            Electric          2021
Watsonville          Gas-Fired                                                                           Pacific Gas &
                   Cogeneration           28.5              100%            28.5            1990            Electric          2009
West Ford Flat      Geothermal                                                                           Pacific Gas &
                                          27                100%            27              1988            Electric          2008
Bear Canyon         Geothermal                                                                           Pacific Gas &
                                          20                100%            20              1988            Electric          2008
Aidlin              Geothermal                                                                           Pacific Gas &
                                          20                  5%             1              1989            Electric          2009

                                  STEAM FIELDS

                                                                   COMMENCEMENT
                APPROXIMATE         CALPINE        CALPINE NET          OF
                  CAPACITY          INTEREST        INTEREST        COMMERCIAL             UTILITY           ESTIMATED
STEAM FIELD    (MEGAWATTS)(3)     (PERCENTAGE)     (MEGAWATTS)      OPERATION             PURCHASER           LIFE(4)
-----------    --------------     ------------     -----------     ------------     ---------------------    ---------
Thermal              151               100%            151             1960             Pacific Gas &           2018
  Power                                                                                   Electric
  Company
PG&E Unit             86               100%             86             1980             Pacific Gas &           2018
  13                                                                                      Electric
PG&E Unit             82               100%             82             1985             Pacific Gas &           2018
  16                                                                                      Electric
SMUDGEO #1            59               100%             59             1983         Sacramento Municipal        2018
                                                                                      Utility District
Cerro                 80               100%(5)          80             1973           Comision Federal          2000(6)
  Prieto                                                                               de Electricidad

---------------
(1) Nameplate capacity may not represent the actual output for a facility at any particular time.

(2) See "Power Generation Facilities -- Sumas Power Plant" for a description of the Company's interest in the Sumas partnership and current sales of power by the Sumas Power Plant.

(3) Capacity is expected to gradually diminish as the production of the related steam fields declines. See "Steam Fields."

(4) Other than for the Cerro Prieto Steam Fields, the steam sales agreements remain in effect so long as steam is produced in commercial quantities. There can be no assurance that the estimated life shown accurately predicts actual productive capacity of the steam fields. See "Steam Fields."

(5) See "Steam Fields -- Cerro Prieto Steam Fields" for a description of the Company's interest in and current sales of steam by the Cerro Prieto Steam Fields.

(6) Represents the actual termination of the steam sales agreement. See "Steam Fields -- Cerro Prieto Steam Fields."

  Power Generation Facilities

     Sumas Power Plant

     The Sumas cogeneration facility (the "Sumas Power Plant") is a 125 megawatt natural gas-fired, combined cycle cogeneration facility located in Sumas, Washington, near the Canadian border. In 1991, the Company and Sumas Energy, Inc. ("SEI") formed Sumas Cogeneration Company, L.P. ("Sumas") for the purpose of developing, constructing, owning and operating the Sumas Power Plant. The Company is the sole limited partner in Sumas and SEI is the general partner. The Company currently holds a 50% interest in Sumas and SEI holds the other 50% interest. At the time the Company receives a 24.5% pre-tax rate of return on its partnership investment in Sumas, the Company's interest will be reduced to 11.33% and SEI's interest will increase to 88.67%. Further, the Company receives an additional 25% of the cash flow of the Sumas Power Plant to repay principal and interest on $11.5 million of loans to the sole shareholder of SEI. A $1.5 million loan bears interest at 20% and matures in 2003 and a $10.0 million loan bears interest at 16.25% and matures in 2004. The Sumas Power Plant commenced commercial operation in April 1993.

     The Company managed the engineering, procurement and construction of the power plant and related facilities of the Sumas Power Plant, including the gas pipeline. The Sumas Power Plant was constructed by a Washington joint venture formed by Industrial Power Corporation and Haskell Corporation. The Sumas Power Plant is comprised of an MS 7001EA combined cycle gas turbine manufactured by General Electric Company ("General Electric"), a Vogt heat recovery steam generator, a General Electric steam turbine and a 3.5 mile gas pipeline. Since start-up in April 1993, the Sumas Power Plant has operated at an average availability of approximately 97%.

     The Sumas Power Plant's $135.0 million construction and gas reserves acquisition cost was financed through $120.0 million of construction and term loan financing provided to Sumas and ENCO Gas, Ltd. ("ENCO"), a wholly owned Canadian subsidiary of Sumas, by The Prudential Insurance Company of America ("Prudential") and Credit Suisse. The credit facilities originally included term loans of $70.0 million at a combined fixed interest rate of 10.28% per annum and variable rate loans of $50.0 million currently based on the London Interbank Offered Rate ("LIBOR"), which are amortized over a 15-year period ending in 2008.

     Electrical energy generated by the Sumas Power Plant is sold to Puget Sound Power & Light Company ("Puget") under the terms of a 20-year power sales agreement terminating in 2013. Under the power sales agreement, Puget has agreed to purchase an annual average of 123 megawatts of electrical energy.

     The power sales agreement provides for the sale of electrical energy at a total price equal to the sum of (i) a fixed price component and (ii) a variable price component multiplied by an escalation factor for the year in which the energy is delivered. The schedule of annual fixed average energy prices (expressed in cents per kilowatt hour) in effect through 2013 under the Sumas power sales agreement is as follows:

                  FIXED                              FIXED                              FIXED
                  ENERGY                             ENERGY                             ENERGY
        YEAR      PRICE                    YEAR      PRICE                    YEAR      PRICE
    ------------- ------               ------------- ------               ------------- ------
    1997......... 3.38c                2003......... 6.22c                2009......... 5.40c
    1998......... 3.64c                2004......... 6.33c                2010......... 5.49c
    1999......... 3.98c                2005......... 6.45c                2011......... 5.58c
    2000......... 4.23c                2006......... 6.57c                2012......... 5.58c
    2001......... 6.23c                2007......... 5.23c                2013......... 5.58c
    2002......... 6.11c                2008......... 5.31c

     The variable price component is set according to a scheduled rate set forth in the agreement, which in 1996 was 0.99c per kilowatt hour, and escalates annually by a factor equal to the U.S. Gross National Product Implicit Price Deflator. For 1996, the average price paid by Puget under the power sales agreement was 4.166c per kilowatt hour. Pursuant to the power sales agreement, Puget may displace the production of the Sumas Power Plant when the cost of Puget's replacement power is less than the Sumas Power Plant's incremental power generation costs. Thirty-five percent of the savings to Puget under this displacement provision are shared with the Sumas Power Plant. In 1996, the Sumas Power Plant's net profit increased by $501,000 as a result of the displacement provision.

     In addition to the sale of electricity to Puget, pursuant to a long-term steam supply and dry kiln lease agreement, the Sumas Power Plant produces and sells approximately 23,000 pounds per hour of low pressure steam to an adjacent lumber-drying facility owned by Sumas, which has been leased to and is operated by Socco, Inc. ("Socco"), an SEI affiliate. It is necessary to continue to operate the dry kiln facility in order to maintain the Sumas Power Plant's qualified facility ("QF") status. See "Government Regulation."

     In connection with the development of the Sumas Power Plant, Canadian natural gas reserves located primarily in northeastern British Columbia, Canada were acquired by Sumas through its wholly owned subsidiary, ENCO. The gas reserves owned by ENCO totaled 130 billion cubic feet as of January 1, 1997. Firm transportation is contracted for on the Westcoast Energy Inc. pipeline. Gas is delivered to Huntington, British Columbia, where it is transferred into Sumas' own pipeline for transportation to the plant. ENCO is currently supplying approximately 12,900 million British thermal units per day ("mmbtu/day") to the Sumas Power Plant. The remaining 12,100 mmbtu/day requirement is being supplied under a one year contract with West Coast Gas Services, Inc.

     The Company operates and maintains the Sumas Power Plant under an operating and maintenance agreement pursuant to which the Company is reimbursed for certain costs and is entitled to a fixed annual fee and an incentive payment based on project performance. This agreement has an initial term of ten years expiring in April 2003 and provides for extensions.

     The Sumas Power Plant is located on 13.5 acres located in Sumas, Washington, which are leased from the Port of Bellingham under the terms of a 23.5-year lease expiring in 2014, subject to renewal. The lease provides for rental payments according to a fixed schedule.

     During 1996, the Sumas Power Plant generated approximately 1,032,000,000 kilowatt hours of electrical energy and approximately $44.0 million of total revenue. In 1996, the Company recognized income of approximately $6.4 million in accordance with the terms of the Sumas partnership agreement, and recorded revenue of $2.0 million for services performed under the operating and maintenance agreement.

     King City Power Plant

     The King City cogeneration power plant (the "King City Power Plant") is a 120 megawatt natural gas-fired, combined-cycle facility located in King City, California. In April 1996, the Company entered into a long-term operating lease for this facility with BAF Energy ("BAF"). Under the terms of the operating lease, the Company makes semi-annual lease payments to BAF, a portion of which is supported by a collateral fund owned by the Company. The collateral consists of a portfolio of investment grade and U.S. Treasury Securities that mature serially in amounts equal to a portion of the lease payments.

     The power plant consists of a General Electric Frame 7 Model EA combustion turbine generator, a Nooter/Eriksen heat recovery steam generator, an ASEA Brown Boveri ("ABB") steam turbine generator and two Nebraska Boiler auxiliary boilers. The King City Power Plant commenced commercial operation in 1989 and has operated at an average availability of approximately 99%.

     Electricity generated by the King City Power Plant is sold to Pacific Gas and Electric Company ("PG&E") under a 30-year power sales agreement terminating in 2019. The power sales agreement contains payment provisions for capacity and energy. The power sales agreement provides for a firm capacity payment of $184 per kilowatt year for 111 megawatts for the term of the agreement so long as the King City Power Plant delivers 80% of the firm capacity during designated periods of the year. Additional capacity payments are received for as-delivered capacity in excess of 111 megawatts delivered during peak and partial peak hours. As-delivered capacity prices are $188 per kilowatt year for 1997 and 1998. Thereafter, the payment for as-delivered capacity will be the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. Through 1998, payments for electrical energy produced are based on 100% of PG&E's avoided cost of energy for the period of January 1 through April 30, and 80% at avoided cost and 20% at fixed prices for the period of May 1 through December 31. The fixed average energy price in effect for 1997 and 1998 under the

King City power sales agreement is 13.14c per kilowatt hour. Thereafter, PG&E is required to pay for electrical energy actually delivered at prices equal to PG&E's then avoided cost of energy (as determined by the California Public Utilities Commission ("CPUC")). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     Through April 28, 1999, the power sales agreement allows for dispatchable operation which gives PG&E the right to curtail the number of hours per year that the King City Power Plant operates. PG&E has an option to extend its curtailment rights for two additional one-year terms. If PG&E exercises the curtailment extension option, it will be required to pay an additional $0.7c per kilowatt hour for all energy delivered from the King City Power Plant.

     In addition to the sale of electricity to PG&E, the King City Power Plant produces and sells thermal energy to a thermal host, Basic Vegetable Products, Inc. ("BVP"), an affiliate of BAF, under a long-term contract coterminous with the power sales agreement. It is necessary to continue to operate the host facility in order to maintain the King City Power Plant's QF status. See "Government Regulation." The BVP facility was built in 1957 and processes between 30% and 40% of the dehydrated onion and garlic production in the United States.

     Natural gas for the King City Power Plant is supplied pursuant to a contract with Chevron U.S.A. Inc. ("Chevron"), expiring June 30, 1997. Natural gas is transported under a firm transportation agreement, expiring June 30, 1997, via a dedicated 38-mile pipeline owned and operated by PG&E.

     Fee title to the premises is owned by Basic American, Inc., which has leased the premises to an affiliate of BAF for a term equivalent to the term of the power sales agreement for the King City Power Plant. The Company is subleasing the premises, together with certain easements, from such affiliate of BAF pursuant to a ground sublease for approximately 15 acres.

     During 1996, the King City Power Plant generated approximately 411,977,000 kilowatt hours of electrical energy and approximately $41.5 million of total revenue.

     Gilroy Power Plant

     On August 29, 1996, the Company acquired the Gilroy cogeneration facility (the "Gilroy Power Plant"), a 120 megawatt gas-fired facility located in Gilroy, California. The Company purchased the Gilroy Power Plant for $125.0 million plus certain contingent consideration, which the Company currently estimates will be approximately $24.1 million.

     The acquisition of the Gilroy Power Plant was originally financed utilizing a non-recourse project loan in the aggregate amount of $116.0 million. Such loan consists of a 15-year tranche in the amount of $81.0 million and an 18-year tranche in the amount of $35.0 million and bears interest at fixed and floating rates (see Note 18 of the Notes to Consolidated Financial Statements).

     The power plant consists of a General Electric Frame 7 Model EA combustion turbine generator, an AEG-KANIS (ABB) steam turbine, a Henry Vogt heat recovery steam generator, two auxiliary boilers and an inlet chiller using a Henry Vogt ice machine. The Gilroy Power Plant commenced commercial operation in March 1988. Since its acquisition by the Company in August 1996, the power plant has operated at an average availability of 94%.

     Electricity generated by the Gilroy Power Plant is sold to PG&E under an original 30-year power sales agreement terminating in 2018. The power sales agreement contains payment provisions for capacity and energy. The power sales agreement provides for a firm capacity payment of $172 per kilowatt year for 120 megawatts for the term of the agreement so long as the Gilroy Power Plant delivers 80% of the firm capacity during designated periods of the year. Additional capacity payments are received for as-delivered capacity in excess of 120 megawatts delivered at $188 per kilowatt year for 1997. Thereafter, the payment for as-delivered capacity will be the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. In addition, the power sales agreement provides for payments for electrical energy actually delivered during the period of dispatchable operation at a price equal to PG&E's avoided cost of energy excluding adders. Thereafter, during the period of baseload operation, PG&E is required to pay for electrical energy actually delivered at prices equal to PG&E's then avoided cost of energy. PG&E's avoided cost of energy has varied from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     Through December 31, 1998, the power sales agreement allows for dispatchable operation which gives PG&E the right to curtail the number of hours per year that the Gilroy Power Plant operates.

     In addition to the sale of electricity to PG&E, the Gilroy Power Plant produces and sells thermal energy to a thermal host, Gilroy Foods, Inc. ("Gilroy Foods"), under a long-term contract that is coterminous with the power sales agreement. Gilroy Foods is a recognized leader in the production of dehydrated onions and garlic. Simultaneously with the acquisition by the Company of the Gilroy Power Plant, Gilroy Foods was acquired by ConAgra, Inc., an international food company with 1995 revenues of approximately $24.1 billion. It is necessary to continue to operate the host facility in order to maintain the Gilroy Power Plant's QF status. See "Government Regulation."

     Natural gas for the Gilroy Power Plant is supplied pursuant to a contract with Amoco Energy Trading Corporation ("Amoco") expiring July 31, 1997. Natural gas is transported under a firm transportation agreement, expiring July 1, 1997.

     The Gilroy Power Plant is located on approximately five acres of land which are leased to the Company by Gilroy Foods. The lease term runs concurrent with the term of the power sales agreement.

     From August 29, 1996 through December 31, 1996, the Gilroy Power Plant generated approximately 231,365,000 kilowatt hours of electrical energy for sale to PG&E and approximately $14.7 million in revenue.

     Greenleaf 1 and 2 Power Plants

     On April 21, 1995, Calpine completed the acquisition of the Greenleaf 1 and 2 cogeneration facilities (the "Greenleaf 1 and 2 Power Plants") for an adjusted purchase price of $81.5 million.

     On June 30, 1995, Calpine refinanced the existing debt on the Greenleaf 1 and 2 Power Plants by borrowing $76.0 million from Sumitomo Bank. The non-recourse project financing with Sumitomo Bank is divided into two tranches, a $60.0 million fixed rate loan facility which bears interest on the unpaid principal at a fixed rate of 7.415% per annum, with amortization of principal based on a fixed schedule through June 30, 2005, and a $16.0 million floating rate loan facility which bears interest based on LIBOR plus an applicable margin, with the amortization of principal based on a fixed schedule through December 31, 2010.

     The Greenleaf 1 and 2 Power Plants have a combined natural gas requirement of approximately 22,000 mmbtu/day. The Company, through its wholly owned subsidiary Calpine Fuels Corporation ("Calpine Fuels"), entered into a gas supply agreement with Montis Niger, Inc. ("MNI"), an affiliate of LFC, which owns and operates a local gas field connected to the facilities. On January 31, 1997, the Company purchased the stock of MNI. Calpine Fuels supplements the MNI gas supply with a short-term contract with Coastal Gas Marketing Company, which expires on April 30, 1997. This gas is delivered over PG&E's intrastate pipeline which is directly connected to each facility. The Greenleaf 1 and 2 Power Plants have interruptible transportation agreements with PG&E, expiring in June 1997.

     Greenleaf 1 Power Plant. The Greenleaf 1 cogeneration facility (the "Greenleaf 1 Power Plant") is a 49.5 megawatt natural gas-fired cogeneration facility located near Yuba City, California. The Greenleaf 1 Power Plant includes an LM5000 gas turbine manufactured by General Electric, a Vogt heat recovery steam generator and a condensing General Electric steam turbine. The Greenleaf 1 Power Plant commenced commercial operation in March 1989. Since its acquisition by the Company in April 1995, the power plant has operated at an average availability of approximately 92.5%.

     Electricity generated by the Greenleaf 1 Power Plant is sold to PG&E under a 30-year power sales agreement terminating in 2019 which contains payment provisions for capacity and energy. The power sales agreement provides for a firm capacity payment of $184 per kilowatt year for 49.2 megawatts for the term of the agreement, so long as the Greenleaf 1 Power Plant delivers 80% of its firm capacity during certain designated periods of the year, and an as-delivered capacity payment for an additional 0.3 megawatts of capacity at $188 per kilowatt year for 1997. Thereafter, the payment for as-delivered capacity will be the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. In addition, the power sales agreement provides for payments for up to 49.5 megawatts of electrical energy actually delivered at a price equal to PG&E's avoided cost of energy (as determined by the CPUC). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     In accordance with the power sales agreement, PG&E is entitled to curtail the Greenleaf 1 Power Plant during hydro-spill periods, or during periods of negative avoided costs. During 1996, the Greenleaf 1 Power Plant did not experience curtailment. PG&E may also interrupt or reduce deliveries if necessary to repair its system or because of system emergencies, forced outages, force majeure and compliance with prudent electrical practices.

     In addition to the sale of electricity to PG&E, the Greenleaf 1 Power Plant sells thermal energy, in the form of hot exhaust to dry wood waste, to a thermal host which is owned and operated by the Company. It is necessary to continue to operate the host facility in order to maintain the Greenleaf 1 Power Plant's QF status. See "Government Regulation."

     The Greenleaf 1 Power Plant is located on 77 acres owned by the Company near Yuba City, California.

     For 1996, the Greenleaf 1 Power Plant generated approximately 354,182,000 kilowatt hours of electrical energy for sale to PG&E and approximately $18.1 million in revenue.

     Greenleaf 2 Power Plant. The Greenleaf 2 cogeneration facility (the "Greenleaf 2 Power Plant") is a 49.5 megawatt natural gas-fired cogeneration facility located near Yuba City, California. The Greenleaf 2 Power Plant includes a STIG LM5000 gas turbine manufactured by General Electric and a Deltak heat recovery steam generator. The Greenleaf 2 Power Plant commenced commercial operation in December 1989. Since its acquisition by the Company in April 1995, the power plant has operated at an average availability of approximately 96%.

     Electricity generated by the Greenleaf 2 Power Plant is sold to PG&E under a 30-year power sales agreement terminating in 2019 which includes payment provisions for capacity and energy. The power sales agreement provides for a firm capacity payment of $184 per kilowatt year for 49.2 megawatts for the term of the agreement, so long as the Greenleaf 2 Power Plant delivers 80% of its firm capacity during certain designated periods of the year, and an as-delivered capacity payment for an additional 0.3 megawatts of capacity at $188 per kilowatt year through 1997. Thereafter, the payment for as-delivered capacity will be the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. In addition, the power sales agreement provides for payments for up to 49.5 megawatts of electrical energy actually delivered at a price equal to PG&E's avoided cost of energy (as determined by the CPUC). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     In accordance with the power sales agreement, PG&E is entitled to curtail the Greenleaf 2 Power Plant during hydro-spill periods or during any period of negative avoided costs. During 1996, the Greenleaf 2 Power Plant did not experience curtailment. PG&E may also interrupt or reduce deliveries if necessary to repair its system or because of system emergencies, forced outages, force majeure and compliance with prudent electrical practices.

     In addition to the sale of electricity to PG&E, the Greenleaf 2 Power Plant sells thermal energy to Sunsweet Growers, Inc. ("Sunsweet") pursuant to a 30-year contract. Sunsweet is the largest producer of dried fruit in the United States. It is necessary to continue to operate the host facility in order to maintain the status of the Greenleaf 2 Power Plant as a QF. See "Government Regulation."

     The Greenleaf 2 Power Plant is located on 2.5 acres of land under a lease from Sunsweet, which runs concurrent with the power sales agreement.

     For 1996, the Greenleaf 2 Power Plant generated approximately 399,707,000 kilowatt hours of electrical energy for sale to PG&E and approximately $19.3 million in revenue.

     Agnews Power Plant

     The Agnews cogeneration facility (the "Agnews Power Plant") is a 29 megawatt natural gas-fired, combined-cycle cogeneration facility located on the East Campus of the state-owned Agnews Developmental Center in San Jose, California. Calpine holds a 20% ownership interest in GATX Calpine-Agnews, Inc., which is the sole stockholder of O.L.S. Energy-Agnews, Inc. ("O.L.S. Energy-Agnews"). O.L.S. Energy-Agnews leases the Agnews Power Plant under a sale leaseback arrangement. The other stockholder of GATX Calpine-Agnews, Inc. is GATX Capital Corporation ("GATX"), which has an 80% ownership interest. In connection with the sale leaseback arrangement, Calpine has agreed to reimburse GATX for its proportionate share of certain payments that may be made by GATX with respect to the Agnews Power Plant. The Company and GATX managed the development and financing of the Agnews Power Plant, which commenced commercial operations in December 1990.

     The Company managed the engineering, construction and start-up of the Agnews Power Plant. The construction work was performed by Power Systems Engineering, Inc. under a turnkey contract. The power plant consists of an LM2500 aeroderivative gas turbine manufactured by General Electric, a Deltak unfired heat recovery steam generator and a Shin Nippon steam turbine-generator. Since start-up, the Agnews Power Plant has operated at an average availability of approximately 97%.

     The total cost of the Agnews Power Plant was approximately $39.0 million. The construction financing was provided by Credit Suisse in the amount of $28.0 million. After the commencement of commercial operation, the power plant was sold to Nynex Credit Corporation under a sale leaseback arrangement with O.L.S. Energy-Agnews. Under the sale leaseback, O.L.S. Energy-Agnews has entered into a 22-year lease, commencing March 1991, providing for the payment of a fixed base rental, renewal options and a purchase option at fair market value at the termination of the lease.

     Electricity generated by the Agnews Power Plant is sold to PG&E under a 30-year power sales agreement terminating in 2021 which contains payment provisions for capacity and energy. The power sales agreement provides for a payment of $196 per kilowatt year for 24 megawatts of firm capacity for the term of the agreement, so long as the Agnews Power Plant delivers at least 80% of its firm capacity of 24 megawatts during certain designated periods of the year, and an as-delivered capacity payment for an additional 4 megawatts of capacity at $188 per kilowatt year for 1997 and 1998. Thereafter, the payment for as-delivered capacity will be the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. In addition, the power sales agreement provides for payments for up to 32 megawatts of electrical energy actually delivered at a price equal to (i) through 1998, the product of PG&E's fixed incremental energy rate and PG&E's utility electric generation gas cost, and
(ii) thereafter, PG&E's avoided cost of energy (as determined by the CPUC). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     Under certain circumstances, PG&E may curtail energy deliveries for up to 1,000 off-peak hours per year. During 1996, PG&E curtailed the energy purchased under the power sales agreement by 995 hours.

     In addition to the sale of electricity to PG&E, the Agnews Power Plant produces and sells electricity and approximately 7,000 pounds per hour of steam to the Agnews Developmental Center pursuant to a 30-year energy service agreement. The energy service agreement provides that the State of California will purchase from the Agnews Power Plant all of its requirements for steam (up to a specified maximum) and for electricity (which has historically been less than one megawatt per year) for the East Campus of the Agnews Developmental Center for the term of the agreement. Steam sales are priced at the cost of production for the Agnews Developmental Center. Electricity sales are priced at the rates that would otherwise be paid to PG&E by the Agnews Developmental Center. The State of California is required to utilize the minimum amount of steam required to maintain the Agnews Power Plant's QF status. See "Government Regulation."

     The supply of natural gas for the Agnews Power Plant is currently provided under a full requirements fuel supply agreement between O.L.S. Energy-Agnews and Amoco Energy Trading Corporation ("Amoco") which expires June 30, 1997. Intrastate transportation is provided under a firm gas transportation agreement with PG&E, expiring in June 1997.

     The Agnews Power Plant is operated by the Company under an operating and maintenance agreement pursuant to which the Company is reimbursed for certain costs and is entitled to a fixed annual fee and an incentive payment based on performance. This agreement had an initial term of six years, expiring on December 31, 1996, and was renewed for an additional six-year term effective January 1, 1997.

     The Agnews Power Plant is located on 1.4 acres of land leased from the Agnews Development Center under the terms of a 30-year lease that expires in 2021. This lease provides for rental payments to the State of California on a fixed payment basis until January 1, 1999, and thereafter based on the gross revenues derived from sales of electricity by the Agnews Power Plant, as well as a purchase option at fair market value.

     During 1996, the Agnews Power Plant generated approximately 205,838,000 kilowatt hours of electrical energy and total revenue of $11.0 million. In 1996, the Company recognized a loss of approximately $190,000 as a result of the Company's 20% ownership interest and recorded revenue of $2.0 million for services performed under the operating and maintenance agreement.

     Watsonville Power Plant

     The Watsonville cogeneration facility (the "Watsonville Power Plant") is a
28.5 megawatt natural gas-fired, combined cycle cogeneration facility located in Watsonville, California. On June 29, 1995, the Company acquired the operating lease for this facility for $900,000 from Ford Motor Credit Company. Under the terms of the lease, rent is payable each month from July through December. The lease terminates on December 29, 2009. The Watsonville Power Plant commenced commercial operation in May 1990. The power plant consists of a General Electric LM2500 gas turbine, a Deltak heat recovery steam generator and a Shin Nippon steam turbine. Since its acquisition by the Company in June 1995, the power plant has operated at an average availability of approximately 97%.

     Electricity generated by the Watsonville Power Plant is sold to PG&E under a 20-year power sales agreement terminating in 2009 which contains payment provisions for capacity and energy. The power sales agreement provides for a payment of $178 per kilowatt year for 20.9 megawatts of firm capacity for the term of the agreement, so long as the Watsonville Power Plant delivers at least 80% of its firm capacity of 20.9 megawatts during certain designated periods of the year, and an as-delivered capacity payment for all megawatts of capacity delivered above the 20.9 megawatts of firm capacity. The power sales agreement provides for payments of all electrical energy actually delivered. Through April 2000, 1% of energy will be sold under the fixed energy price schedule set forth below, and 99% of the energy will be sold at PG&E's avoided cost of energy. The following schedule sets forth the fixed average energy prices (expressed in cents per kilowatt hour) and the as-delivered capacity prices per kilowatt year through 2000 for energy deliveries under the Watsonville Power Plant power sales agreement:

                                                             ENERGY      AS-DELIVERED
                               YEAR                          PRICE      CAPACITY PRICE
        ---------------------------------------------------  ------     --------------
        1997...............................................  13.14c          $188
        1998...............................................  13.90c          $188
        1999...............................................  13.90c          $188
        2000...............................................  13.90c          $188

     Thereafter, PG&E will pay for energy delivered at prices equal to PG&E's avoided cost of energy (as determined by the CPUC), and will pay for as-delivered capacity at the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour.

     Under certain circumstances, PG&E may curtail energy deliveries for up to 400 hours between January 1 and April 15 and an additional 900 off-peak hours from October 1 though April 30. From January 1, 1996 through December 31, 1996, PG&E curtailed energy purchases of 1,290 hours under the power sales agreement.

     In addition to the sale of electricity to PG&E, during 1996 the Watsonville Power Plant produced and sold steam to two thermal hosts, Norcal Frozen Foods, Inc. ("Norcal") and Farmers Processing, both food processors. In August 1995, Norcal sold its facility to a subsidiary of Dean Foods ("Dean Foods"), which closed the facility on February 9, 1996. The lessor of the Watsonville Power Plant has constructed a water distillation facility on the site of the Watsonville Power Plant to replace the Dean Foods food processing facility. This facility commenced operations in August 1996 and is operated by the Company. It is necessary to continue to operate the host facilities in order to maintain the Watsonville Power Plant's QF status. See "Government Regulation."

     Amoco is the supplier of natural gas to the Watsonville Power Plant. The Company has negotiated a contract with Amoco which will be effective through June 30, 1997. The Company's current contract is on a month-to-month basis with Amoco. PG&E provides firm gas transportation to the Watsonville Power Plant under a contract expiring June 30, 1997.

     The Watsonville Power Plant is located on 1.8 acres of land leased from Dean Foods under the terms of a 30-year lease expiring in 2010.

     For 1996, the Watsonville Power Plant generated approximately 205,942,000 kilowatt hours of electrical energy for sale to PG&E and approximately $10.6 million in revenue.

     West Ford Flat Power Plant

     The West Ford Flat geothermal facility (the "West Ford Flat Power Plant") consists of a 27 megawatt geothermal power plant and associated steam fields located in the eastern portion of The Geysers area of northern California. The West Ford Flat Power Plant includes a power plant consisting of two turbines manufactured by Mitsubishi Heavy Industries, Inc. with rotors remanufactured by ABB Industries, Inc., two generators manufactured by Electric Machinery, Inc., and seven production wells and steam leases. The West Ford Flat Power Plant commenced commercial operation in December 1988. Since start-up, the West Ford Flat Power Plant has operated at an average availability of approximately 98%.

     Electricity generated by the West Ford Flat Power Plant is sold to PG&E under a 20-year power sales agreement terminating in 2008 which contains payment provisions for capacity and energy. The power sales agreement provides for a firm capacity payment of $167 per kilowatt year for 27 megawatts of firm capacity for the term of the agreement, so long as the West Ford Flat Power Plant delivers 80% of its firm capacity during certain designated periods of the year. In addition, the power sales agreement provides for energy payments for electricity actually delivered based on a fixed price derived from a scheduled forecast of energy prices over the initial ten-year term of the agreement ending December 1998. The fixed average energy price for 1997 and 1998 is 13.83c cents per kilowatt hour under the West Ford Flat power sales agreement. Thereafter, PG&E is required to pay for electrical energy actually delivered at prices equal to PG&E's avoided cost of energy (as determined by the CPUC). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour. The Company cannot accurately predict the avoided cost of energy prices that will be in effect at the expiration of the fixed price period under this agreement.

     Under certain circumstances, PG&E may curtail energy deliveries for up to 1,000 off-peak hours per year. During 1996, PG&E curtailed the energy purchased under this agreement by 1,000 hours. In the event of such curtailment, the Company's results of operations may be materially adversely affected. The Company currently expects the maximum amount of curtailment allowed under the agreement during 1997.

     The Company believes that the geothermal reserves that supply energy for use by the West Ford Flat Power Plant will be sufficient to operate at full capacity for the entire term of the power sales agreement due principally to high reservoir pressures, low projected decline rates, limited development in adjacent areas and the substantial productive acreage dedicated to the West Ford Flat Power Plant.

     The West Ford Flat Power Plant is located on 267 acres of leased land located in The Geysers. For a description of the leases covering the properties located in The Geysers, see Item 2. Properties.

     During 1996, the West Ford Flat Power Plant generated approximately 219,849,000 kilowatt hours of electrical energy for sale to PG&E and approximately $31.9 million of revenue.

     Bear Canyon Power Plant

     The Bear Canyon facility (the "Bear Canyon Power Plant") consists of a 20 megawatt geothermal power plant and associated steam fields located in the eastern portion of The Geysers area of northern California, two miles south of the West Ford Flat Power Plant. The Bear Canyon Power Plant includes a power plant consisting of two turbine generators manufactured by Mitsubishi Heavy Industries, Inc. with rotors remanufactured by ABB Industries, Inc., as well as nine production wells, an injection well and steam reserves. The Bear Canyon Power Plant commenced commercial operation in October 1988. Since start-up, the Bear Canyon Power Plant has operated at an average availability of approximately 98%.

     Electricity generated by the Bear Canyon Power Plant is sold to PG&E under two 10 megawatt, 20-year power sales agreements terminating in 2008 which contain payment provisions for capacity and energy. One of the power sales agreements provides for a firm capacity payment of $156 per kilowatt year on four megawatts for the term of the agreement, so long as the Bear Canyon Power Plant delivers 80% of its firm capacity during certain designated periods of the year, and an as-delivered capacity payment for the additional six megawatts of capacity. The other agreement provides for an as-delivered capacity payment for the entire 10 megawatts. Both agreements provide for energy payments for electricity actually delivered based on a fixed price basis through the initial ten-year term of the agreement ending September 1998. The energy and as-delivered capacity prices through 1998 are 13.83c per kilowatt hour and $188 per kilowatt year, respectively. Thereafter, PG&E will pay for energy delivered at prices equal to PG&E's avoided cost of energy (as determined by the CPUC), and will pay for as-delivered capacity at the greater of $188 per kilowatt year or PG&E's then current as-delivered capacity rate. PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour. The Company cannot accurately predict the avoided cost of energy prices that will be in effect at the expiration of the fixed price period under this agreement.

     Under certain circumstances, PG&E may curtail energy deliveries for up to 1,000 off-peak hours per year. During 1996, PG&E curtailed the energy purchased under this agreement by 1,000 hours. In the event of any such curtailment, the Company's results of operations may be materially adversely affected. The Company currently expects the maximum amount of curtailment allowed under the agreement during 1997.

     The Company believes that the geothermal reserves for the Bear Canyon Power Plant will be sufficient to operate at full capacity for substantially all of the remaining term of the power sales agreements due principally to high reservoir pressures, low projected decline rates, limited development in adjacent areas and the substantial productive acreage dedicated to the Bear Canyon Power Plant.

     The Bear Canyon Power Plant is located on 284 acres of land located in The Geysers covered by two leases: one with the State of California and the other with a private landowner. For a description of the leases covering the properties located at The Geysers, see Item 2. Properties.

     During 1996, the Bear Canyon Power Plant generated approximately 161,785,000 kilowatt hours of electrical energy and approximately $22.8 million of revenue.

     Aidlin Power Plant

     The Aidlin geothermal facility (the "Aidlin Power Plant") consists of a 20 megawatt geothermal power plant and associated steam fields located in the western portion of The Geysers area of northern California. The Company holds an indirect 5% ownership interest in the Aidlin Power Plant. The Company's ownership interest is held in the form of a 10% general partnership interest in a limited partnership (the "Aidlin Partnership"), which in turn owns a 50% ownership interest, as both a limited and general partner, in Geothermal Energy Partners Ltd. ("GEP"), a limited partnership which is the owner of the Aidlin Power Plant. MetLife Capital Corporation owns the remaining 90% interest in the Aidlin Partnership as a limited partner. The remaining 50% of GEP is owned by subsidiaries of Mission Energy Company and Sumitomo Corporation. The Aidlin Power Plant commenced commercial operation in May 1989.

     The Aidlin Power Plant includes a power plant consisting of two turbine and generator sets manufactured by Fuji Electric and ABB Industries, Inc., as well as seven production wells and two injection wells. Since start-up, the Aidlin Power Plant has operated at an average availability of approximately 99%.

     The construction of the Aidlin Power Plant was financed with a $59.4 million term loan provided by Prudential, which bears interest at a fixed rate of 10.48% per annum and matures on June 30, 2008 according to a specified amortization schedule.

     Electricity generated by the Aidlin Power Plant is sold to PG&E under two 10 megawatt, 20-year power sales agreements terminating in 2009 which contain payment provisions for capacity and energy. The power sales agreements provide for an aggregate firm capacity payment for 17 megawatts of $167 per kilowatt year for the term of the agreements, so long as the Aidlin Power Plant delivers 80% of its capacity during certain designated periods of the year. In addition, the Aidlin power sales agreements provide for energy payments for 20 megawatts based on a schedule of fixed energy prices in effect through 1999 of 13.83c per kilowatt hour. Thereafter, PG&E is required to pay for electrical energy actually delivered at prices equal to PG&E's avoided cost of energy (as determined by the CPUC). PG&E's avoided cost of energy varies from month to month and has ranged from an annual average of 1.84c to 2.96c per kilowatt hour since 1992. During 1996, PG&E's avoided cost of energy averaged approximately 2.26c per kilowatt hour. The Company cannot accurately predict the avoided cost of energy that will be in effect at the expiration of the fixed price period under this agreement.

     Under certain circumstances, PG&E may curtail energy deliveries for up to 1,000 off-peak hours per year. During 1996, PG&E curtailed the energy purchased under this agreement by 1,000 hours.

     The Aidlin Power Plant is operated and maintained by the Company under an operating and maintenance agreement pursuant to which the Company is reimbursed for certain costs and is entitled to an incentive payment based on project performance. This agreement expires on December 31, 1999.

     The Aidlin Power Plant is located on 713.8 acres of land located in The Geysers, which is leased by GEP from a private landowner. The lease will remain in force so long as geothermal steam is produced in commercial quantities.

     During 1996, the Aidlin Power Plant generated approximately 167,804,000 kilowatt hours of electrical energy and revenue of $22.3 million. In 1996, the Company recognized revenue of approximately $331,000 as a result of the Company's 5% ownership interest and $4.0 million for services performed under the operating and maintenance agreement.

  Steam Fields

     Thermal Power Company Steam Fields

     The Company acquired Thermal Power Company on September 9, 1994 for a purchase price of $66.5 million. Thermal Power Company owns a 25% undivided interest in certain geothermal steam fields located at The Geysers in northern California (the "Thermal Power Company Steam Fields"). Union Oil Company of California ("Union Oil") owns the remaining 75% interest in the steam fields and operates and maintains the steam fields. The Thermal Power Company Steam Fields include the leasehold rights to 13,908 acres of steam fields which supply steam to 12 PG&E power plants located in The Geysers and include over 240 production wells, 18 injection wells and 55 miles of steam-transporting pipeline. See Item
2. Properties. The 12 plants have a nameplate capacity of 978 megawatts and currently have the capability to operate at over 600 megawatts. The steam fields commenced commercial operation in 1960.

     The Thermal Power Company Steam Fields produce steam for sale to PG&E under a long-term steam sales agreement. Under this steam sales agreement, the Company is paid on the basis of the amount of electricity produced by the power plants to which steam is supplied. PG&E is obligated to use its best efforts to operate its power plants to maintain monthly and annual steam field capacity. The price paid for steam under the steam sales agreement is determined according to a formula that consists of the average of three indices multiplied by a fixed price of 1.65c per kilowatt hour. The indices used are the Producer Price Index for Crude Petroleum, the Producer Price Index for Natural Gas and the Consumer Price Index ("CPI"). The price of steam under the steam sales agreement in 1996 was 1.622c per kilowatt hour. The price for 1997 is expected to be approximately 1.907c per kilowatt hour. In addition, the Company receives a monthly fee for effluent disposal and maintenance. During 1996, such monthly fee was $147,000 per month.

     In March 1996, the Company and Union Oil entered into an alternative pricing agreement with PG&E for any steam produced in excess of 40% of average field capacity as defined in the steam sales contract. The alternative pricing agreement is effective through December 31, 2000. Under the alternative pricing agreement, PG&E has the option to purchase a portion of the steam that PG&E would likely curtail under the existing steam sales agreement. The price for this portion of steam will be set by the Company and Union Oil with the intent that it be at competitive market prices. The Company and Union Oil will solely determine the price and duration of these alternative prices.

     The steam sales agreement with PG&E also provides for offset payments, which constitute a remedy for insufficient steam. Under the steam sales agreement, the Company is required to pay PG&E for the unamortized costs, including site clean-up, removal and abandonment costs, of power plants that are installed but are unused as a result of steam supply deficiency. The offset payments are calculated based upon a fixed amortization schedule for all power plants, which may be adjusted for future capital expenditures, and upon the steam fields' capacity in megawatts. In accordance with the steam sales agreement, the Company makes offset payments at a reduced rate until total offsets calculated since July 1, 1991 equal $15.0 million. Accordingly, the Company's share of offsets in 1996 was $672,000. In approximately 2000 or 2001, when total offsets may exceed $15.0 million, in accordance with the agreement the Company's share of offset payments to PG&E would be approximately 3 1/2 times their current rate (as calculated at the current steam field capacity).

     In accordance with the steam sales agreement, PG&E may curtail the power plants which receive steam in order to produce energy from lower cost sources. PG&E is contractually obligated to operate all of the power plants at a minimum of 40% of the field capacity during any given year, and at 25% of the field capacity in any given month. During 1996, the Thermal Power Company Steam Fields experienced curtailment of steam production due to low gas prices and abundant hydro power. The Company receives a monthly fee for PG&E's right to curtail its power plants. Such fee was $13,200 per month during 1996.

     The steam sales agreement with PG&E terminates two years after the closing of the last operating power plant. In addition, PG&E may terminate the contract earlier with a one-year written notice. If PG&E terminates in accordance with the steam sales agreement, the Company will provide capacity maintenance services for five years after the termination date, and will retain a right of first refusal to purchase the PG&E facilities at PG&E's unamortized cost. Alternatively, the Company may terminate the agreement with a two-year written notice to PG&E. If the Company terminates, PG&E has the right to take assignment of the Thermal Power Company Steam Fields' facilities on the date of termination. In that case, the Company would continue to pay offset payments for three years following the date of termination. Under the steam sales agreement, PG&E may retire older power plants upon a minimum of six-months' notice. The Company is unable to predict PG&E's schedule for the retirement of such power plants, which may change from time to time. If steam is abandoned (i.e., cannot be transported to the remaining plants), the abandoned steam may be delivered for use to other PG&E power plants, subject to existing contract conditions, or to other customers upon closure of a PG&E power plant.

     The Thermal Power Company Steam Fields currently supply steam sufficient to operate the PG&E power plants at approximately 60% of their combined nameplate capacity. This percentage reflects a decline in productivity since the commencement of operations. While it is not possible to accurately predict long-term steam field productivity, the Company has estimated that the current annual rate of decline in steam field productivity of the Thermal Power Company Steam Fields was approximately 9% until 1995, during which year extensive curtailment interrupted the decline trend. The Company expects steam field productivity to continue to decline in the future. The Company plans to work with Union Oil and PG&E to partially offset the expected rate of decline by the development of water injection projects and power plant improvements.

     During 1996, the PG&E power plants produced 3,208,984,000 kilowatt hours of electrical energy of which the Company's 25% share is 802,246,000 kilowatt hours for approximately $13.1 million of revenue.

     PG&E Unit 13 and Unit 16 Steam Fields

     The Company holds the leasehold rights to 1,631 acres of steam fields (the "PG&E Unit 13 and Unit 16 Steam Fields") that supply steam to PG&E's Unit 13 power plant (the "Unit 13") and PG&E's Unit 16 power plant (the "Unit 16"), all of which are located in The Geysers. See Item 2. Properties. Unit 13 and Unit 16 have nameplate capacities of 98 and 113 megawatts, respectively, and currently operate at outputs of approximately 86 and 82 megawatts, respectively. The PG&E Unit 13 Steam Field includes 956 acres, 30 production wells, three injection wells and five miles of pipeline, and commenced commercial operations in May 1980. The PG&E Unit 16 Steam Field includes 675 acres, 19 producing wells, one injection well, and three miles of pipeline, and commenced commercial operation in October 1985.

     The PG&E Unit 13 and Unit 16 Steam Fields produce steam for sale to PG&E under long-term steam sales agreements. Under the steam sales agreements with PG&E, the Company is paid for steam on the basis of the amount of electricity produced by Unit 13 and Unit 16. The price paid for steam under the PG&E Unit 13 and Unit 16 Steam Fields agreements is determined according to a formula that is essentially a weighted average of PG&E's fossil (oil and gas) fuel price and PG&E's nuclear fuel price. The price of steam for 1996 was 0.955c per kilowatt hour. The price for 1997 is expected to be approximately 0.985c per kilowatt hour. The Company receives an additional 0.05c per kilowatt hour from PG&E for the disposal of liquid effluents produced at Unit 13 and Unit 16.

     During conditions of hydro-spill, PG&E may curtail energy deliveries from Unit 13 and Unit 16 which would reduce deliveries of steam under this agreement. Curtailments are primarily the result of a higher degree of precipitation during the period, which results in higher levels of energy generation by hydroelectric power facilities that supply electricity for sale by PG&E. In the event of any such curtailment, the Company's results of operations may be materially adversely affected. PG&E curtailed approximately 63,000,000 kilowatt hours under the steam sales agreement during 1996.

     The steam sales agreement with PG&E continues in effect for as long as either Unit 13 or Unit 16 remains in commercial operation, which depends on maintaining the productive capacity of the respective steam fields. However, PG&E may terminate the agreement if the quantity, quality or purity of the steam is such that the operation of Unit 13 or Unit 16 becomes economically impractical. The Company currently estimates that the productive capacity of the PG&E Unit 13 and Unit 16 Steam Fields is approximately 22 years. However, no assurance can be given that the operation of either Unit 13 or Unit 16 will not become economically impractical at any time during these periods.

     The Company is required to supply a sufficient quantity of steam of specified quality to Unit 16. If an insufficient quantity of steam is delivered, the Company may be subject to penalty provisions, including suspension of PG&E's obligation to pay for steam delivered. Specifically, if the Company fails to deliver to Unit 16 in any calendar month a sufficient quantity of steam adequate to operate the power plant at or above a capacity factor of 50%, no payment shall be made for steam delivered to such Unit during such month until the cost of that Unit has been completely amortized by PG&E.

     In order to increase the efficiency of Unit 13 by approximately 20%, the Company agreed to purchase new rotors for approximately $10.0 million. In exchange, PG&E agreed to amend the steam sales agreement to remove the penalty provision for a failure to deliver a sufficient quantity of steam to Unit 13 and to require PG&E to operate at variable pressure operations which will optimize production at the PG&E Unit 13 and Unit 16 Steam Fields.

     The PG&E Unit 13 and Unit 16 Steam Fields currently supply steam sufficient to operate Unit 13 and Unit 16 at approximately 80% of their combined nameplate capacities. This percentage reflects a decline in the productivity of the PG&E Unit 13 and Unit 16 Steam Fields since the commencement of operations of Unit 13 and Unit 16. While it is not possible to accurately predict long-term steam field productivity, the Company has estimated that the annual rate of decline in steam field productivity of the PG&E Unit 13 and Unit 16 Steam Fields was approximately 8.7% in 1996. The Company expects steam field productivity to continue to decline in the future, but at reduced annual rates of decline. The Company considered these declines in steam field productivity in developing its original projections for the PG&E Unit 13 and Unit 16 Steam Fields at the time the Company acquired its initial interest in 1990. The Company plans to partially offset the expected rate of decline by implementing enhanced water injection and power plant improvements.

     During 1996, the PG&E Unit 13 and Unit 16 Steam Fields produced sufficient steam to permit Unit 13 and Unit 16 to produce approximately 1,269,400,000 kilowatt hours of electrical energy and approximately $12.8 million of revenue.

     SMUDGEO #1 Steam Fields

     The Company holds the leasehold rights to 394 acres of steam fields that supply steam to the power plant for the Sacramento Municipal Utility District ("SMUD") SMUDGEO #1 steam fields (the "SMUDGEO #1 Steam Fields"). See Item 2. Properties. The SMUD power plant has a nameplate capacity of 72 megawatts and currently operates at an output of 59 megawatts. The SMUDGEO #1 Steam Fields include 19 producing wells, one injection well and two and one half miles of pipeline. Commercial operation of the SMUD power plant commenced in October 1983.

     The steam sales agreement with SMUD provides that SMUD will pay for steam based upon the quantity of steam delivered to the SMUD power plant. The current price paid for steam delivered under the steam sales agreement is $1.77 per thousand pounds of steam, which is adjusted semi-annually based on changes in the Gross National Product Implicit Price Deflator Index and Producers Price Index for Fuels, Related Products and Power. SMUD may suspend payments for steam in any month if the Company is unable to deliver 50% of the steam requirement until the cost of the plant and related facilities have been completely amortized by the value of such steam delivered to the plant. Based on current estimates and analyses performed by the Company, the Company does not expect SMUD to suspend payments for steam under this provision. The Company receives an additional 0.15c per kilowatt hour from SMUD for the disposal of liquid effluents produced at the SMUDGEO #1 Steam Fields.

     The steam sales agreement with SMUD continues until the expiration or termination of the geothermal lease covering the SMUDGEO #1 Steam Fields, which continues for so long as steam is produced in commercial quantities. The Company and SMUD each have the right to terminate the agreement if their respective operations become economically impractical. In the event that SMUD exercises its right to terminate, the Company will have no further obligation to deliver steam to the power plants.

     The SMUDGEO #1 Steam Fields currently supply steam sufficient to operate the SMUD power plant at approximately 82% of its nameplate capacity. This percentage reflects a decline in the productivity of the SMUDGEO #1 Steam Fields since commencement of operations. Although the SMUDGEO #1 Steam Fields productivity increased in 1995 and did not decline in 1996 (due to curtailment of neighboring plants), the Company expects the SMUDGEO #1 Steam Fields' productivity to decline in the future.

     During 1996, the SMUDGEO #1 Steam Fields produced approximately 6,835,390 thousand pounds of steam and approximately $14.6 million of revenue.

     Cerro Prieto Steam Fields

     In 1995, the Company entered into a series of agreements with Constructora y Perforadora Latina, S.A. de C.V. ("Coperlasa") and certain of Coperlasa's creditors pursuant to which the Company has agreed to invest up to $20 million in the Cerro Prieto steam fields (the "Cerro Prieto Steam Fields") located in Baja

California, Mexico. The Cerro Prieto Steam Fields provide geothermal steam to three geothermal power plants owned and operated by Comision Federal de Electricidad ("CFE"), the Mexican national utility.

     The Company's investment consists of a loan of $18.5 million and a $1.5 million payment for an option to purchase a 29% equity interest in Coperlasa for $5.8 million.

     The $18.5 million loan was made in installments throughout 1995 and 1996, which provided capital to Coperlasa to fund the drilling of new wells and the repair of existing wells to meet its performance under the agreement with CFE. The loan matures in November 1999 and bears interest at an effective rate of 18.9% per annum. The Company is deferring the recognition of income on this loan until the Cerro Prieto project generates sufficient cash flows available for distribution to support the collectibility of interest earned (see Note 8 of the Notes to Consolidated Financial Statements).

     Pursuant to a technical services agreement, the Company receives fees for its technical services provided to Coperlasa. In addition, if the Company is successful in assisting Coperlasa in producing steam at a lower cost, the Company will receive 30% of the savings.

     The Cerro Prieto Steam Fields are located near the city of Mexicali, Baja California, at the border of Baja California and the State of California. The Cerro Prieto geothermal resource, which has been commercially produced by CFE since 1973, provides approximately 70% of Baja California's electricity requirements since this region is not connected to the Mexican national power grid.

     The steam sales agreement between Coperlasa and CFE was entered into in May 1991. Under this agreement, CFE pays for steam delivered up to 1,600 tons per hour plus 10%. Payments for the steam delivered are made in Mexican pesos and are adjusted by a formula that accounts for the increases in inflation in Mexico and the United States, as well as for the devaluation of the peso against the U.S. dollar. This agreement has a termination date of October 2000. While the Company believes that Coperlasa is in an advantageous position to renegotiate or bid for the right to supply steam over a longer term, there can be no assurance that the steam sales agreement will be extended beyond its current termination date.

DEVELOPMENT AND FUTURE PROJECTS

     The Company is continually engaged in the evaluation of various opportunities for the development and acquisition of additional power generation facilities. However, there is no assurance the Company will be successful in the acquisition or development of power generation projects in the future. See "Risk Factors."

  Pasadena Cogeneration Project

     Calpine has entered into a development agreement with Phillips Petroleum Company ("Phillips") to construct and operate a 240 megawatt gas-fired cogeneration project at the Phillips Houston Chemical Complex ("HCC") located in Pasadena, Texas (the "Pasadena Cogeneration Project"). On December 19, 1996, the Company entered into an Energy Sales Agreement with Phillips pursuant to which Phillips will purchase all of the HCC's steam and electricity requirements of approximately 90 megawatts. It is anticipated that the remainder of available electricity output will be sold into the competitive market through Calpine's power marketing activities. The Company provided a $3.0 million letter of credit to Phillips to secure the performance under the Energy Project Development Agreement. On December 20, 1996, the Company entered into a credit agreement with ING U.S. Capital Corporation to provide $98.6 million of non-recourse project financing for the Pasadena Cogeneration Project. In accordance with the terms of the agreement, Calpine Corporation, through its wholly owned subsidiaries, Calpine Pasadena Cogeneration, Inc. and Calpine Texas Cogeneration, Inc., contributed $53.1 million in equity to the project. The Company commenced construction in February 1997, with commercial operation scheduled to begin in October 1998. However, there can be no assurances that the Company will be successful in completing any additional power sales agreements or that the anticipated schedule for construction will be met.

  Glass Mountain Geothermal Project

     Calpine is pursuing the development of a geothermal power project at Glass Mountain, which is located in northern California about 25 miles south of the Oregon border (the "Glass Mountain Project"). Glass Mountain is believed to be the largest undeveloped geothermal resource in the United States. In area, the resource is larger than The Geysers, where approximately 1,200 megawatts of capacity is operating. The Company believes that Glass Mountain has an estimated potential in excess of 1,000 megawatts and is seeking potential customers for the power to be produced by this project.

     In August 1994, the Company entered into a partnership with Trans-Pacific Geothermal Corporation ("TGC") to construct and operate a 30 megawatt project at Glass Mountain (the "Partnership"). TGC had previously signed a memorandum of understanding ("MOU") with Bonneville Power Administration ("BPA") and the Springfield, Oregon Utility Board ("SUB") to develop the project at Vale, Oregon. BPA and SUB consented on August 25, 1994 to the assignment of the MOU to the Partnership and the relocation of the project to Glass Mountain. The MOU contemplated execution of a 45-year power purchase agreement subject to satisfaction of certain conditions precedent and included an option for an additional 100 megawatts.

     In December 1996, the Partnership and BPA entered into a settlement agreement which restructured the rights and obligations of the parties. In return for a $12.0 million payment by BPA to the Partnership and the grant by the Partnership to BPA of future options to purchase power at Glass Mountain, the Partnership and BPA terminated the MOU and certain ancillary agreements. In addition, BPA will pay the Partnership additional consideration should certain future events occur related to ongoing environmental review of the Glass Mountain project. Following the settlement with BPA, TGC withdrew from the Partnership (see Note 7 of the Notes to Consolidated Financial Statements).

     In March 1996, the Company completed the acquisition of certain Glass Mountain geothermal leases. As a result, the Company currently holds an interest in approximately 29,000 acres of federal geothermal leases at Glass Mountain. See Item 2. Properties.

  Indonesian Geothermal Project

     Calpine plans to develop geothermal facilities in the Lampung Province of Indonesia, located in southern Sumatra. The geothermal resource at Ulubelu is estimated to have potential capacity in excess of 500 megawatts. The Company anticipates that the facility would sell electricity to Perusahaan Umum Listrik Negara ("PLN"), the state-owned electric company. The first phase of the project is expected to be 110 megawatts.

     The Company's joint venture partner will be PT. Dharmasatrya Arthasentosa ("DATRA"), a company with interests in coal mining and other ventures. The Company expects that it will be the project's managing partner, with responsibility for the design, construction and operation of the power plant. The ownership structure, as planned, will be a joint venture with DATRA in which the Company would be the managing partner and hold at least a 50% equity interest, and as much as 85% of the project. DATRA would hold up to 50% of the project.

     In March 1996, the Company and DATRA entered into a joint venture agreement to develop Ulubelu. The Company and DATRA are negotiating with the National Resource Agency Pertamina ("Pertamina") regarding resource development. Deep test well drilling and flow tests by Pertamina are planned during 1997 at Ulubelu. Commercial operation is anticipated in 2001 for the initial phase of the project. There can be no assurances, however, that this transaction will be consummated on these terms, if at all, that the proposed timetable will be met or that commercial operation of these resources will be feasible.

GOVERNMENT REGULATION

     The Company is subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its energy generation facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership of a plant. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and sell retail electric power. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

  Federal Energy Regulation

     PURPA

     The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts).

     A domestic electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. PURPA exempts owners of QFs from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and exempts QFs from most provisions of the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. These exemptions are important to the Company and its competitors. The Company believes that each of the electricity generating projects in which the Company owns an interest currently meets the requirements under PURPA necessary for QF status. Most of the projects which the Company is currently planning or developing are also expected to be QFs.

     PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal, state and local regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Second, the FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from QFs, such utility would generate for itself or purchase from another source. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded at a rate below avoided cost. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

     In order to be a QF, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. Finally, a QF (including a geothermal or hydroelectric QF or other qualifying small power producer) must not be controlled or more than 50% owned by an electric utility or by most electric utility holding companies, or a subsidiary of such a utility or holding company or any combination thereof.

     The Company endeavors to develop its projects, monitor compliance by the projects with applicable regulations and choose its customers in a manner which minimizes the risks of any project losing its QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside the Company's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a QF could cause the facility to fail requirements regarding the level of useful thermal energy output. Upon the occurrence of such an event, the Company would seek to replace the thermal energy customer or find another use for the thermal energy which meets PURPA's requirements, but no assurance can be given that this would be possible.

     If one of the projects in which the Company has an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could trigger certain rights of termination under the power sales agreement, could subject the project to rate regulation as a public utility under the FPA and state law and could result in the Company inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. This could cause all of the Company's remaining projects to lose their qualifying status, because QFs may not be controlled or more than 50% owned by such public utility holding companies. Loss of QF status may also trigger defaults under covenants to maintain QF status in the projects' power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements such that loss of status may be on a retroactive or a prospective basis.

     If a project were to lose its QF status, the Company could attempt to avoid holding company status (and thereby protect the QF status of its other projects) on a prospective basis by restructuring the project, by changing its voting interest in the entity owning the non-qualifying project to nonvoting or limited partnership interests and selling the voting interest to an individual or company which could tolerate the lack of exemption from PUHCA, or by otherwise restructuring ownership of the project so as not to become a holding company. These actions, however, would require approval of the Securities and Exchange Commission ("SEC") or a no-action letter from the SEC, and would result in a loss of control over the non-qualifying project, could result in a reduced financial interest therein and might result in a modification of the Company's operation and maintenance agreement relating to such project. A reduced financial interest could result in a gain or loss on the sale of the interest in such project, the removal of the affiliate through which the ownership interest is held from the consolidated income tax group or the consolidated financial statements of the Company, or a change in the results of operations of the Company. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against the Company and its subsidiaries and claims by utilities for refund of payments previously made.

     Under the Energy Policy Act of 1992, if a project can be qualified as an exempt wholesale generator ("EWG"), it will be exempt from PUHCA even if it does not qualify as a QF. Therefore, another response to the loss or potential loss of QF status would be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC and approval of the utility would be required. In addition, the project would be required to cease selling electricity to any retail customers (such as the thermal energy customer) and could become subject to state regulation of sales of thermal energy. See "Public Utility Holding Company Regulation."

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from QFs at avoided costs. The Company does not know whether such legislation will be passed or what form it may take. The Company believes that if any such legislation is passed, it would apply to new projects. As a result, although such legislation may adversely affect the Company's ability to develop new projects, the Company believes it would not affect the Company's existing QFs. There can be no assurance, however, that any legislation passed would not adversely impact the Company's existing projects.

     Public Utility Holding Company Regulation

     Under PUHCA, any corporation, partnership or other legal entity which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" for a public utility company is subject to registration with the SEC and regulation under PUHCA, unless eligible for an exemption. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of the holding company. Under PURPA, most QFs are not public utility companies under PUHCA.

     The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate non-QFs without subjecting those producers to registration or regulation under PUHCA. The expected effect of such amendments would be to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. The Company believes that the amendments could benefit the Company by expanding its ability to own and operate facilities that do not qualify for QF status, but may also result in increased competition by allowing utilities to develop such facilities which are not subject to the constraints of PUHCA.

     Federal Natural Gas Transportation Regulation

     The Company has an ownership interest in and operates seven natural gas-fired cogeneration projects. The cost of natural gas is ordinarily the largest expense (other than debt costs) of a project and is critical to the project's economics. The risks associated with using natural gas can include the need to arrange transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is transported from Canada; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, and whether firm or non-firm transportation is purchased); and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations).

     Pursuant to the Natural Gas Act, FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by FERC in April 1992, mandates the restructuring of interstate natural gas pipeline sales and transportation services and will result in changes in the terms and conditions under which interstate pipelines will provide transportation services, as well as the rates pipelines may charge for such services. The restructuring required by the rule includes (i) the separation (unbundling) of a pipeline's sales and transportation services, (ii) the implementation of a straight fixed-variable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge, (iii) the implementation of a capacity releasing mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline and (iv) the opportunity for pipelines to recover 100% of their prudently incurred costs (transition costs) associated with implementing the restructuring mandated by the rule. Pipelines were required to file tariff sheets implementing Order No. 636 by December 31, 1992. FERC affirmed the major components of Order No. 636 in Order Nos. 636A and B issued in August and November 1992. The restructuring required by the rule became effective in late 1993.

  State Regulation

     State public utility commissions ("PUCs") have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities and to promulgate regulation for implementation of PURPA. Since a power sales contract becomes a part of a utility's cost structure (generally reflected in its retail rates), power sales contracts with independent electricity producers are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the power sales contracts. If a PUC has approved the process by which a utility secures its power supply, a PUC is generally inclined to "pass through" the expense associated with an independent power contract to the utility's retail customer. However, a regulatory commission under certain circumstances may disallow the full reimbursement to a utility for the cost to purchase power from a QF. In addition, retail sales of electricity or thermal energy by an independent power producer may be subject to PUC regulation depending on state law. Independent power producers which are not QFs under PURPA, or EWGs pursuant to the Energy Policy Act of 1992, are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from requirement of certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the siting and construction of electric generating facilities including QFs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities.

     The California Public Utilities Commission ("CPUC") and the California Joint Legislative Committee on Lowering the Cost of Electric Services commenced proceedings and hearings related to the restructure of the California electric services industry in 1994. The proceedings and hearings were initiated as a result of the CPUC study and Order Instituting Rulemaking and Order Instituting Investigation on the Commission's Proposed Policies Governing Restructuring California's Electric Services Industry and Reforming Regulation, issued by the CPUC on April 20, 1994. The FERC, as authorized under the Energy Policy Act of 1992, has also initiated proceedings and continues to hold workshops and hearings on policy issues related to a more competitive electric services industry. Though the state of California appears to be at the forefront, many other states are in various stages of review and interest in deregulation, moving toward a more competitive electric services industry.

     On December 20, 1995, the CPUC issued its decision on California electric industry restructure which envisioned commencement of deregulation and implementation of customer choice beginning January 1, 1998, with all customers participating by 2003. The decision provided for phased-in customer choice, development of a non-discriminatory market structure, full recovery of utility stranded costs, sanctity of existing contracts, and continuation of existing public purpose programs including promotion of fuel diversity through a renewable energy purchase requirement. On February 5, 1996, the CPUC issued a procedural plan to facilitate the transition of the electric generation market to competition by January 1, 1988. The electric restructuring roadmap focused on the multiple and interrelated tasks to be accomplished and set forth the process to achieve the necessary procedural milestones to be completed in order to meet the January 1, 1998 restructure implementation goal.

     In 1996, the Joint Legislative Conference Committee held hearings related to electric industry restructure and drafted legislation, AB 1890 (the "Bill"), which was approved by the legislature in August and signed by the Governor on September 23, 1996. The legislation codifies much of the December CPUC decision as modified in January 1996 and directed the CPUC to proceed with resolve of outstanding issues resulting in implementation of restructure no later than January 1, 1998. The Bill accelerated the transition period in which utilities are allowed to recover their stranded costs from five years to four years, continued to provide for sanctity of existing contracts with provisions for voluntary restructure, established an electricity rate freeze for the transition period and mandated a 10% rate reduction effective January 1, 1998 for small commercial and residential customers through issuance of rate reduction bonds, and replaced the CPUC renewable technology purchase requirement with funds specified for use in public service programs.

     On December 20, 1996, the CPUC responded to the legislation and issued an updated procedural roadmap consistent with provisions included in the Bill. Proceedings are ongoing at the CPUC and FERC for establishment of an Independent Systems Operator ("ISO") responsible for centralized control and efficient and reliable operation of the state-wide electric transmission grid, and a Power Exchange ("PX") responsible for an efficient competitive electric energy auction open on a non-discriminatory basis to all electric services providers. Other proceedings now ongoing include the quantification and qualification of utility stranded costs to be eligible for recovery through competitive transition charges ("CTC"), market power mitigation through utility divestiture of fossil generation plants (Pacific Gas & Electric 50%; Southern California Edison, 100%), the unbundling and establishment of rate structure for historical utility functions, eligibility and phase-in schedule for customer choice (direct access), the continuation of public purpose programs and issues related to issuance of rate reduction bonds.

     The California Energy Commission ("CEC") and Legislature have responsibility for development of a competitive market mechanism for allocation and distribution of funds made available by the legislation for enhancement of in-state renewable resource technologies and public interest research and development programs. Funds are to be available through the four-year transition period to a fully competitive electric services industry. In addition to the significant opportunity provided for power producers such as Calpine through implementation of customer choice (direct access), the CPUC decision and the AB 1890 restructur-ing legislation both recognize the sanctity of existing contracts, provide for mitigation of utility horizontal market power through divestiture of fossil generation and provide funds for continuation of public services programs including fuel diversity through enhancement for in-state renewable technologies (includes geothermal) for the four-year transition period to a fully competitive electric services industry.

     State PUCs also have jurisdiction over the transportation of natural gas by local distribution companies ("LDCs"). Each state's regulatory laws are somewhat different; however, all generally require the LDC to obtain approval from the PUC for the construction of facilities and transportation services if the LDC's generally applicable tariffs do not cover the proposed transaction. LDC rates are usually subject to continuing PUC oversight.

  Regulation of Canadian Gas

     The Canadian natural gas industry is subject to extensive regulation by governmental authorities. At the federal level, a party exporting gas from Canada must obtain an export license from the Canadian National Energy Board ("NEB"). The NEB also regulates Canadian pipeline transportation rates and the construction of pipeline facilities. Gas producers also must obtain a removal permit or license from provincial authorities before natural gas may be removed from the province, and provincial authorities may regulate intra-provincial pipeline and gathering systems. In addition, a party importing natural gas into the United States first must obtain an import authorization from the U.S. Department of Energy.

  Environmental Regulations

     The exploration for and development of geothermal resources and the construction and operation of power projects are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to the Company primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies.

     Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws as they apply to the Company. In most cases, analogous state laws also exist that may impose similar, and in some cases more stringent, requirements on the Company as those discussed below.

     Clean Air Act

     The Federal Clean Air Act of 1970 (the "Clean Air Act") provides for the regulation, largely through state implementation of federal requirements, of emissions of air pollutants from certain facilities and operations. As originally enacted, the Clean Air Act sets guidelines for emissions standards for major pollutants (i.e., sulfur dioxide and nitrogen oxide) from newly built sources. In late 1990, Congress passed the Clean Air Act Amendments (the "1990 Amendments"). The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. The Company believes that all of the Company's operating plants are in compliance with federal performance standards mandated for such plants under the Clean Air Act and the 1990 Amendments. With respect to its Aidlin geothermal plant and one of its steam field pipelines, the Company's operations have, in certain instances, necessitated variances under applicable California air pollution control laws. However, the Company believes that it is in material compliance with such laws with respect to such facilities.

     Clean Water Act

     The Federal Clean Water Act (the "Clean Water Act") establishes rules regulating the discharge of pollutants into waters of the United States. The Company is required to obtain a wastewater and storm water discharge permit for wastewater and runoff, respectively, from certain of the Company's facilities. The Company believes that, with respect to its geothermal operations, it is exempt from newly-promulgated federal storm water requirements. The Company believes that it is in material compliance with applicable discharge requirements under the Clean Water Act.

     Resource Conservation and Recovery Act

     The Resource Conservation and Recovery Act ("RCRA") regulates the generation, treatment, storage, handling, transportation and disposal of solid and hazardous waste. The Company believes that it is exempt from solid waste requirements under RCRA. However, particularly with respect to its solid waste disposal practices at the power generation facilities and steam fields located at The Geysers, the Company is subject to certain solid waste requirements under applicable California laws. The Company believes that its operations are in material compliance with such laws.

     Comprehensive Environmental Response, Compensation, and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency ("EPA") to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site. As of the present time, the Company is not subject to liability for any Superfund matters. However, the Company generates certain wastes, including hazardous wastes, and sends certain of its wastes to third-party waste disposal sites. As a result, there can be no assurance that the Company will not incur liability under CERCLA in the future.

COMPETITION

     The Company competes with independent power producers, including affiliates of utilities, in obtaining long-term agreements to sell electric power to utilities. In addition, utilities may elect to expand or create generating capacity through their own direct investments in new plants. Over the past decade, obtaining a power sales agreement with a utility has become an increasingly more difficult, expensive and competitive process. In the past few years, more contracts have been awarded through some form of competitive bidding. Increased competition also has lowered profit margins of successful projects. The Company believes that the power marketing business represents an opportunity to take advantage of growing competition in the electric power industry. The Company also believes that the power marketing business will be highly competitive.

     The demand for power in the United States traditionally has been met by utilities constructing large-scale electric generating plants under rate-based regulation. The enactment of PURPA in 1978 spawned the growth of the independent power industry, which expanded rapidly in the 1980s. The initial independent power producers were an entrepreneurial group of cogenerators and small power producers who recognized the potential business opportunities offered by PURPA. This initial group of independents was later joined by larger, better capitalized companies, such as subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and affiliates of other industrial companies. In addition, a number of regulated utilities have created subsidiaries (known as utility affiliates) that compete with independent power producers. Some independent power producers specialize in market "niches," such as a specific technology or fuel (e.g., gas-fired cogeneration, geothermal, hydroelectric, refuse-to-energy, wind, solar, coal and wood), or a specific region of the country where they believe they have a market advantage. The Company presently conducts its operations primarily in the United States and concentrates on gas-fired and geothermal cogeneration plants.

     The Company is the second largest producer of geothermal energy in the United States. Although the Company is an established leader in the geothermal power industry and has been rapidly growing, most of the Company's competitors have significantly greater capital, financial and operational resources.

     Recent amendments to PUHCA made by the Energy Policy Act of 1992 are likely to increase the number of competitors in the independent power industry by reducing certain restrictions currently applicable to certain projects that are not QFs under PURPA. However, the recent amendments also should make it simpler for the Company to develop new projects itself, for example, by enabling the Company to develop large, gas-fired generation projects without the necessity of locating its projects in the vicinity of a steam host or otherwise finding a steam host to accept the useful thermal output required of a cogeneration facility under PURPA.

EMPLOYEES

     As of December 31, 1996, the Company employed 254 people. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with its employees to be good.

RISK FACTORS

  High Leverage

     The Company is highly leveraged as a result of outstanding indebtedness of the Company and non-recourse debt financing of certain of the Company's subsidiaries incurred to finance the acquisition and development of power generation facilities. As of December 31, 1996, the Company's total consolidated indebtedness was $601.1 million, its total consolidated assets were $1.0 billion and its stockholders' equity was $203.1 million. The ability of the Company to meet its debt service obligations and to repay outstanding indebtedness according to its terms will be dependent primarily upon the performance of the power generation facilities in which the Company has an interest.

     The Indenture dated as of May 16, 1996 (the "10 1/2% Indenture") relating to the 10 1/2% Senior Notes Due 2006 and the Indenture dated as of February 17, 1994 (the "9 1/4% Indenture") relating to the Company's 9 1/4% Senior Notes Due 2004 (the "9 1/4% Senior Notes") (collectively, the "Indentures" and the "Senior Notes") contain certain restrictive covenants. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries or such other entities, as the case may be, to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations. The Indentures also contain provisions that require the Company, in the event of a Change of Control Triggering Event (as such term is defined in the Indentures), to make an offer to purchase the Senior Notes. There can be no assurance that the Company will have the financial resources necessary to purchase the Senior Notes upon a Change of Control (as such term is defined in the Indentures). Such Change of Control provisions contained in the Indentures may not be waived by the Board of Directors of the Company.

     The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Company's existing borrowing arrangements, will be adequate to make required payments of principal and interest on the Company's debt, including the Senior Notes, and to enable the Company to comply with the terms of its debt agreements, although there can be no assurance that this will be the case. If the Company is unable to comply with the terms of its debt agreements and fails to generate sufficient cash flow from operations in the future, the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained, particularly in view of the Company's high levels of debt and the debt incurrence restrictions under existing debt agreements. If cash flow is insufficient and no such refinancing or additional financing is available, the Company may be forced to default on its debt obligations. In the event of a default under the terms of any of the indebtedness of the Company, subject to the terms of such indebtedness, the obligees thereunder would be permitted to accelerate the maturity of such obligations, which could cause defaults under other obligations of the Company.

  Possible Unavailability of Financing

     Each power generation facility acquired or developed by the Company will require substantial capital investment. The Company's ability to arrange financing and the cost of such financing are dependent upon numerous factors, including general economic and capital market conditions, conditions in energy markets, regulatory developments, credit availability from banks or other lenders, investor confidence in the industry and the Company, the continued success of the Company's current facilities, and provisions of tax and securities laws that are conducive to raising capital. There can be no assurance that financing for new facilities will be available to the Company on acceptable terms in the future. In addition, there can be no assurance that all required governmental permits and approvals for the Company's new or acquired facilities will be obtained, that the Company will be able to obtain favorable power sales agreements and adequate financing, or that the Company will be successful in the development of power generation facilities in the future. Historically, the Company has been successful in obtaining debt financing for its facilities and had relied on Electrowatt Ltd. ("Electrowatt"), formerly the Company's sole stockholder, to provide funding for a substantial portion of its facility equity commitments. Over the past few years, the Company has maintained a $50.0 million credit facility with Credit Suisse (the "Credit Suisse Credit Facility"), which was arranged for the Company by Electrowatt. In connection with the Company's initial public offering of Common Stock in September 1996 (the "Common Stock Offering"), Electrowatt sold all of its shares of Common Stock of the Company and, as a result, the Company will no longer be able to rely on Electrowatt for financing. Upon the completion of the Common Stock Offering, the Credit Suisse Credit Facility was terminated.

     On September 25, 1996, the Company entered into a $50.0 million three-year revolving credit facility with The Bank of Nova Scotia (the "Bank of Nova Scotia Credit Facility"). The Bank of Nova Scotia Credit Facility contains certain restrictions that significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

     The Company's power generation facilities have been financed using a variety of leveraged financing structures, primarily consisting of non-recourse debt and lease obligations. As of December 31, 1996, the Company had approximately $601.1 million of total consolidated indebtedness, of which approximately 51% represented non-recourse subsidiary debt. Each non-recourse debt and lease obligation is structured to be fully paid out of cash flow provided by the facility or facilities, the assets of which (together with pledges of stock or partnership interests in the entity owning the facility) collateralize such obligations, without any claim against the Company's general corporate funds. Such leveraged financing permits the development of larger facilities, but also increases the risk to the Company that its interest in a particular facility could be impaired or that fluctuations in revenues could adversely affect the Company's ability to meet its lease or debt obligations. The significant debt collateralized by the interests of the Company in each operating facility reduces the liquidity of such assets since any sale or transfer of a facility would be subject both to the lien securing the facility indebtedness and to transfer restrictions in the financing agreements. While the Company intends to utilize non-recourse or lease financing when appropriate, there can be no assurance that market conditions and other factors will permit the same limited equity investment by the Company or the same substantially non-recourse nature of financings for future facilities. In the event of a default under a financing agreement, and assuming the Company or the other equity investors in a facility are unable or choose not to cure such default within applicable cure periods, if any, the lenders or lessors would generally have rights to the facility, any related geothermal resource or natural gas reserves, related contracts and cash flows and all licenses and permits necessary to operate the facility. In the event of foreclosure after such a default, the Company might not retain any interest in such facility. The Company does not believe the existence of non-recourse or lease financing will materially affect its ability to continue to borrow funds in the future in order to finance new facilities. There can be no assurance, however, that the Company will continue to be able to obtain the financing required to develop its power facilities on terms satisfactory to the Company.

     The Company has from time to time guaranteed certain obligations of its subsidiaries and other affiliates. There can be no assurance that, in respect of any financings of facilities in the future, lenders or lessors will not require the Company to guarantee the indebtedness of such future facilities, rendering the Company's general corporate funds vulnerable in the event of a default by such facility or related subsidiary. If the lenders or lessors were to require such guarantees, and the Company were unable to incur indebtedness in respect of such guarantees under the restrictions on indebtedness (including guarantees) contained in the Indentures, the Company's ability to fund new facilities could be adversely affected. The Indentures do not limit the ability of the Company's subsidiaries to incur non-recourse or lease financing for investment in new facilities.

     Calpine Geysers Company, L.P. ("CGC"), a wholly owned subsidiary of Calpine, owns the West Ford Flat Power Plant, the Bear Canyon Power Plant, the PG&E Unit 13 and Unit 16 Steam Fields and the SMUDGEO #1 Steam Fields. Calpine Greenleaf Corporation ("Calpine Greenleaf"), a wholly owned subsidiary of Calpine, owns the Greenleaf 1 and 2 Power Plants. The non-recourse facility financing of each of CGC and Calpine Greenleaf is collateralized by all of the assets and properties of each of the facilities and steam fields owned by such subsidiary. In the event of a reduction in revenue derived from one or more of these facilities or steam fields which results in a failure to make any payments on, or if such subsidiary otherwise defaults in its obligations under the terms of, its non-recourse project financing, the lenders would be entitled to foreclose on all of the assets of such subsidiary, including the assets pertaining to each such facility and steam field.

  Risks Related to the Development and Operation of Geothermal Energy Resources

     The development and operation of geothermal energy resources are subject to substantial risks and uncertainties similar to those experienced in the development of oil and gas resources. The successful exploitation of a geothermal energy resource ultimately depends upon the heat content of the extractable fluids, the geology of the reservoir, the total amount of recoverable reserves and operational factors relating to the extraction of fluids, including operating expenses, energy price levels and capital expenditure requirements relating primarily to the drilling of new wells. In connection with the development of a project, the Company estimates the productivity of the geothermal resource and the expected decline in such productivity. The productivity of a geothermal resource may decline more than anticipated, resulting in insufficient recoverable reserves being available for sustained generation of the electrical power capacity desired. An incorrect estimate by the Company or an unexpected decline in productivity could have a material adverse effect on the Company's results of operations.

     Geothermal reservoirs are highly complex, and, as a result, there exist numerous uncertainties in determining the extent of the reservoirs and the quantity and productivity of the steam reserves. Reservoir engineering is an inexact process of estimating underground accumulations of steam or fluids that cannot be measured in any precise way, and depends significantly on the quantity and accuracy of available data. As a result, the estimates of other reservoir specialists may differ materially from those of the Company. Estimates of reserves are generally revised over time on the basis of the results of drilling, testing and production that occur after the original estimate was prepared. While the Company has extensive experience in the operation and development of geothermal energy resources and in preparing such estimates, there can be no assurance that the Company will be able to successfully manage the development and operation of its geothermal reservoirs or that the Company will accurately estimate the quantity or productivity of its steam reserves.

  Impact of Avoided Cost Pricing; Energy Price Fluctuations

     Nine of the existing power plants in which the Company has an interest sell electricity to PG&E under separate long-term power sales agreements. Each of these agreements provides for both capacity payments and energy payments for the term of the agreement. During the initial ten-year period of certain of the agreements, PG&E pays a fixed price for each unit of electrical energy according to schedules set forth in such agreements. The fixed price periods under these power sales agreements expire at various times in 1998 through 2000. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments adjust to PG&E's then prevailing avoided cost of energy, which is determined and published from time to time by the CPUC. The term "avoided cost" refers to the incremental costs that an electric utility would incur to produce or purchase an amount of power equivalent to that purchased from qualifying facilities (as defined under PURPA). The currently prevailing avoided cost of energy is substantially lower than the fixed energy prices under these power sales agreements and is generally expected to remain so. While avoided cost does not affect capacity payments under the power sales agreements, in the event that the avoided cost of energy does not increase significantly, the Company's energy revenue under these power sales agreements would be materially reduced at the expiration of the fixed price period. Such reduction could have a material adverse effect on the Company's results of operations. The Company cannot accurately predict the likely level of avoided cost energy prices at the expiration of the fixed price periods. Prices paid for the steam delivered by the Company's steam fields are based on a formula that partially reflects the price levels of nuclear and fossil fuels, and, therefore, a reduction in the price levels of such fuels may reduce revenue under the steam sales agreements for the steam fields.

  Impact of Curtailment

     Each of the Company's power and steam sales agreements contains curtailment provisions pursuant to which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. Curtailment provisions are customary in power and steam sales agreements. During 1996, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation during the period, which resulted in higher levels of energy generation by hydroelectric power facilities that supply electricity. In limited circumstances, energy production from third party geothermal power plants may be curtailed, which would reduce deliveries of steam by the Company under the steam sales agreements. The Company expects maximum curtailment during 1997 under its power sales agreements for certain of its facilities, and there can be no assurance that the Company will not experience curtailment in the future. In the event of such curtailment, the Company's results of operations may be materially adversely affected.

  Power Project Development and Acquisition Risks

     The development of power generation facilities is subject to substantial risks. In connection with the development of a power generation facility, the Company must generally obtain power and/or steam sales agreements, governmental permits and approvals, fuel supply and transportation agreements, sufficient equity capital and debt financing, electrical transmission agreements, site agreements and construction contracts, and there can be no assurance that the Company will be successful in doing so. In addition, project development is subject to certain environmental, engineering and construction risks relating to cost-overruns, delays and performance. Although the Company may attempt to minimize the financial risks in the development of a project by securing a favorable long-term power sales agreement, entering into power marketing transactions, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require the Company to expend significant sums for preliminary engineering, permitting and legal and other expenses before it can be determined whether a project is feasible, economically attractive or financeable. If the Company were unable to complete the development of a facility, it would generally not be able to recover its investment in such a facility.

     The process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy, often taking more than one year, and is subject to significant uncertainties. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements for both electric capacity and energy may be less than the prices in prior agreements.

     The Company has grown substantially in recent years as a result of acquisitions of interests in power generation facilities and steam fields such as the Transactions. The Company believes that although the domestic power industry is undergoing consolidation and that significant acquisition opportunities are available, the Company is likely to confront significant competition for acquisition opportunities. In addition, there can be no assurance that the Company will continue to identify attractive acquisition opportunities at favorable prices or, to the extent that any opportunities are identified, that the Company will be able to consummate such acquisitions.

  Start-Up Risks

     The commencement of operation of a newly constructed power plant or steam field involves many risks, including start-up problems, the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. New plants have no operating history and may employ recently developed and technologically complex equipment. Insurance is maintained to protect against certain of these risks, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. Such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses and, as a result, a project may be unable to fund principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in the Company losing its interest in such power generation facility or steam field.

     In addition, power sales agreements, which are typically entered into with a utility early in the development phase of a project, often enable the utility to terminate such agreement, or to retain security posted as liquidated damages, in the event that a project fails to achieve commercial operation or certain operating levels by specified dates or fails to make certain specified payments. In the event such a termination right is exercised, a project may not commence generating revenues, the default provisions in a financing agreement may be triggered (rendering such debt immediately due and payable) and the project may be rendered insolvent as a result.

  General Operating Risks

     The Company currently operates all of the power generation facilities and steam fields in which it has an interest, except for two steam fields. The continued operation of power generation facilities and steam fields involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. To date, the Company's power generation facilities have operated at an average availability in excess of 97%, and although from time to time the Company's power generation facilities and steam fields have experienced certain equipment breakdowns or failures, such breakdowns or failures have not had a material adverse effect on the operation of such facilities or on the Company's results of operations. Although the Company's facilities contain certain redundancies and back-up mechanisms, there can be no assurance that any such breakdown or failure would not prevent the affected facility or steam field from performing under applicable power and/or steam sales agreements. In addition, although insurance is maintained to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover lost revenues or increased expenses, and, as a result, the entity owning such power generation facility or steam field may be unable to service principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in the Company losing its interest in such power generation facility or steam field.

  Dependence on Third Parties

     The nature of the Company's power generation facilities is such that each facility generally relies on one power or steam sales agreement with a single electric utility customer for substantially all, if not all, of such facility's revenue over the life of the project. During 1996, approximately 86% and 7% of the Company's total revenue was attributable to revenue received pursuant to power and steam sales agreements with PG&E and Sacramento Municipal Utility District ("SMUD"), respectively. The power and steam sales agreements are generally long-term agreements, covering the sale of electricity or steam for initial terms of 20 or 30 years. However, the loss of any one power or steam sales agreement with any of these utility customers could have a material adverse effect on the Company's results of operations. In addition, any material failure by any utility customer to fulfill its obligations under a power or steam sales agreement could have a material adverse effect on the cash flow available to the Company and, as a result, on the Company's results of operations. During 1996, an additional 4% of the Company's revenue was attributable to operating and maintenance services performed by the Company for power generation facilities that sell electricity to PG&E.

     Furthermore, each power generation facility may depend on a single or limited number of entities to purchase thermal energy, or to supply or transport natural gas to such facility. The failure of any one utility customer, steam host, gas supplier or gas transporter to fulfill its contractual obligations could have a material adverse effect on a power project and on the Company's business and results of operations.

  International Investments

     The Company has made an investment in the Cerro Prieto geothermal steam fields located in Mexico and intends to pursue investments primarily in Latin America and Southeast Asia. Such investments are subject to risks and uncertainties relating to the political, social and economic structures of those countries. Risks specifically related to investments in non-United States projects may include risks of fluctuations in currency valuation, currency inconvertibility, expropriation and confiscatory taxation, increased regulation and approval requirements and governmental policies limiting returns to foreign investors.

  Power Marketing Business

     It is part of the Company's strategy to continue to develop an integrated nationwide power marketing business to market power generated both by the Company's generation facilities and power generated by third parties. However, the power marketing industry is only in its early stages of development, and there are no assurances that the industry will develop in such a way as to permit the Company to achieve these goals. Furthermore, the Company has only recently commenced its power marketing business, and there can be no assurance that its power marketing strategy will be successful or that the Company's goals will be achieved.

  Government Regulation

     The Company's activities are subject to complex and stringent energy, environmental and other governmental laws and regulations. The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. While the Company believes that it has obtained the requisite approvals for its existing operations and that its business is operated in accordance with applicable laws, the Company remains subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing laws and regulations will not be revised or that new laws and regulations will not be adopted or become applicable to the Company that may have a material adverse effect on the Company's business or results of operations, nor can there be any assurance that the Company will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures to obtain permits and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

     The Company's operations are subject to the provisions of various energy laws and regulations, including PURPA, PUHCA, and state and local regulations. PUHCA provides for the extensive regulation of public utility holding companies and their subsidiaries. PURPA provides to QFs and owners of QFs certain exemptions from certain federal and state regulations, including rate and financial regulations.

     Under present federal law, the Company is not and will not be subject to regulation as a holding company under PUHCA as long as the power plants in which it has an interest are QFs under PURPA or are subject to another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in certain proportions to the facility's total energy output, and it must meet certain energy efficiency standards. Therefore, loss of a thermal energy customer could jeopardize a cogeneration facility's QF status. All geothermal power plants up to 80 megawatts that meet PURPA's ownership requirements and certain other standards are considered QFs. If one of the power plants in which the Company has an interest were to lose its QF status and not otherwise receive a PUHCA exemption, the project subsidiary or partnership in which the Company has an interest owning or leasing that plant could become a public utility company, which could subject the Company to significant federal, state and local laws, including rate regulation and regulation as a public utility holding company under PUHCA. This loss of QF status, which may be prospective or retroactive, in turn, could cause all of the Company's other power plants to lose QF status because, under FERC regulations, a QF cannot be owned by an electric utility or electric utility holding company. In addition, a loss of QF status could, depending on the power sales agreement, allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements (rendering such debt immediately due and payable). If a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers.

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from QFs at avoided costs. The Company does not know whether such legislation will be passed or what form it may take. The Company believes that if any such legislation is passed, it would apply to new projects. As a result, although such legislation may adversely affect the Company's ability to develop new projects, the Company believes it would not affect the Company's existing QFs. There can be no assurance, however, that any legislation passed would not adversely impact the Company's existing projects.

     Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In a December 20, 1995 policy decision, the CPUC outlined a new market structure that would provide for a competitive power generation industry and direct access to generation for all consumers within five years. As part of its policy decision, the CPUC indicated that power sales agreements of existing QFs would be honored. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations.

  Seismic Disturbances

     Areas in which the Company operates and is developing many of its geothermal and gas-fired projects are subject to frequent low-level seismic disturbances, and more significant seismic disturbances are possible. While the Company's existing power generation facilities are built to withstand relatively significant levels of seismic disturbances, and the Company believes it maintains adequate insurance protection, there can be no assurance that earthquake, property damage or business interruption insurance will be adequate to cover all potential losses sustained in the event of serious seismic disturbances or that such insurance will continue to be available to the Company on commercially reasonable terms.

  Availability of Natural Gas

     To date, the Company's fuel acquisition strategy has included various combinations of Company-owned gas reserves, gas prepayment contracts and short-, medium- and long-term supply contracts. In its gas supply arrangements, the Company attempts to match the fuel cost with the fuel component included in the facility's power sales agreements, in order to minimize a project's exposure to fuel price risk. The Company believes that there will be adequate supplies of natural gas available at reasonable prices for each of its facilities when current gas supply agreements expire. There can be no assurance, however, that gas supplies will be available for the full term of the facilities' power sales agreements, or that gas prices will not increase significantly. If gas is not available, or if gas prices increase above the fuel component of the facilities' power sales agreements, there could be a material adverse impact on the Company's net revenues.

  Competition

     The power generation industry is characterized by intense competition, and the Company encounters competition from utilities, industrial companies and other power producers. In recent years, there has been increasing competition in an effort to obtain new power sales agreements, and this competition has contributed to a reduction in electricity prices. In this regard, many utilities often engage in "competitive bid" solicitations to satisfy new capacity demands. This competition adversely affects the ability of the Company to obtain power sales agreements and the price paid for electricity. There also is increasing competition between electric utilities, particularly in California where the CPUC and the California legislature have launched an initiative designed to give all electric consumers the ability to choose between competing suppliers of electricity. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will increase this pressure.

  Dependence on Senior Management

     The Company's success is largely dependent on the skills, experience and efforts of its senior management. The loss of the services of one or more members of the Company's senior management could have a material adverse effect on the Company's business and development. To date, the Company generally has been successful in retaining the services of its senior management.

  Quarterly Fluctuations; Seasonality

     The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including but not limited to the timing and size of acquisitions, the completion of development projects, the timing and amount of curtailment, and variations in levels of production. Furthermore, the majority of capacity payments under certain of the Company's power sales agreements are received during the months of May through October.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in San Jose, California under a lease that expires in June 2001. The Company also maintains a regional office in Santa Rosa, California under a lease that expires in 1999.

     The Company, through its ownership of CGC and Thermal Power Company, has leasehold interests in 109 leases comprising 27,263 acres of federal, state and private geothermal resource lands in The Geysers area in northern California. These leases comprise its West Ford Flat Power Plant, Bear Canyon Power Plant, PG&E Unit 13 and Unit 16 Steam Fields, SMUDGEO #1 Steam Fields and Thermal Power Company's 25% undivided interest in the Thermal Power Company Steam Fields which are operated by Union Oil. The Company has subleasehold interests in three leases comprising 6,825 acres of federal geothermal resource lands in the Coso area in central California. In the Glass Mountain and Medicine Lake areas in northern California, the Company holds leasehold interests in 18 leases comprising approximately 25,028 acres of federal geothermal resource lands.

     In general, under the leases, the Company has the exclusive right to drill for, produce and sell geothermal resources from these properties and the right to use the surface for all related purposes. Each lease requires the payment of annual rent until commercial quantities of geothermal resources are established. After such time, the leases require the payment of minimum advance royalties or other payments until production commences, at which time production royalties are payable. Such royalties and other payments are payable to landowners, state and federal agencies and others, and vary widely as to the particular lease. The leases are generally for initial terms varying from 10 to 20 years or for so long as geothermal resources are produced and sold. Certain of the leases contain drilling or other exploratory work requirements. In certain cases, if a requirement is not fulfilled, the lease may be terminated and in other cases additional payments may be required. The Company believes that its leases are valid and that it has complied with all the requirements and conditions material to their continued effectiveness. A number of the Company's leases for undeveloped properties may expire in any given year. Before leases expire, the Company performs geological evaluations in an effort to determine the resource potential of the underlying properties. No assurance can be given that the Company will decide to renew any expiring leases.

     The Company, through its ownership of the Greenleaf 1 Power Plant, owns 77 acres in Sutter County, California.

     See "Item 1. Business -- Description of Facilities" for a description of the other material properties leased or owned by the projects in which the Company has ownership interests. The Company believes that its properties are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, together with over 100 other parties, was named as a defendant in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation ("Bonneville"), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General Corporation, et al., in the United States District Court for the District of Utah (the "Court"). In December 1996, the trustee and the Company entered into a settlement agreement relating to this matter. The trustee has agreed to waive all claims against the Company and to dismiss the trustee's litigation against the Company in exchange for a payment of $767,500 by the Company.

     The Company is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required hereunder is set forth under "Quarterly Consolidated Financial Data" included in Appendix F, Note 29 of the Notes to Consolidated Financial Statements to this report. Calpine Corporation made no sales of unregistered equity securities in the last three years.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required hereunder is set forth under "Selected Consolidated Financial Data" included in Appendix F to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Appendix F to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is set forth under "Report of Independent Public Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholder's Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" included in Appendix F of this report. Other financial information and schedules are included in Appendix F of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Incorporated by reference from Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CS Holding, a Swiss corporation, holds approximately 44.9% of the outstanding shares of Electrowatt, which, prior to the Common Stock Offering, held all of the outstanding capital stock of the Company. CS Holding also holds
(i) approximately 100% of the outstanding shares of Credit Suisse and (ii) approximately 69.3% of the outstanding common stock of CS First Boston, Inc., which holds all of the outstanding common stock of CS First Boston Corporation. CS First Boston Corporation was one of the underwriters of the Company's 9 1/4% Senior Notes issued in February 1994 and was one of the placement agents in the sale of the 10 1/2% Senior Notes Due 2006. CS First Boston was also an underwriter in the Common Stock Offering.

     In January 1990, O.L.S. Energy-Agnews entered into a credit agreement with Credit Suisse providing for a $28 million loan to finance the construction of the Agnews Power Plant. The Company holds a 20% interest in O.L.S. Energy-Agnews. The loan is collateralized by all of the assets of the Agnews Power Plant and bears interest on the unpaid principal balance based on LIBOR plus a margin rate varying between .50% and 1.50%. After commencement of commercial operation, the Agnews Power Plant was sold to Nynex Credit Corporation under a sale leaseback arrangement with O.L.S. Energy-Agnews and Credit Suisse. Under the sale leaseback, O.L.S. Energy-Agnews entered into a 22-year lease, commencing February 1991, providing for the payment of a fixed base rental, as well as renewal options and a purchase option at the termination of the lease. As of December 31, 1995, O.L.S. Energy-Agnews's outstanding obligation of its sale leaseback arrangement was $37.6 million.

     In September 1990, the Company obtained a $25.3 million Credit Facility from Credit Suisse. In April 1993, the Credit Suisse Credit Facility was amended to increase the amount of credit available to the Company to $54.0 million. The Credit Suisse Credit Facility was unsecured and bore interest on the amounts outstanding from time to time, if any, at LIBOR plus .50% per annum. During 1994, the Company completed a $105.0 million public debt offering of the 9 1/4% Senior Notes. A portion of the net proceeds were used to repay $52.6 million indebtedness outstanding under the Credit Suisse Credit Facility. On April 21, 1995, the Company entered into the Credit Suisse Credit Facility providing for advances of $50.0 million. On April 29, 1996, the amount of advances available under the Credit Suisse Credit Facility was increased to $58.0 million. A portion of the proceeds of the sale of the 9 1/4% Senior Notes Due 2004 was used to repay outstanding borrowings under the Credit Suisse Credit Facility of approximately $53.7 million on May 16, 1996. The amount of advances available under the Credit Suisse Credit Facility was subsequently restored to $50.0 million. Upon completion of the Common Stock Offering, the Credit Suisse Credit Facility was terminated.

     In January 1992, Sumas and its wholly owned subsidiary, ENCO, entered into loan agreements with Prudential and Credit Suisse providing for a $120.0 million loan to finance the construction of the Sumas Power Plant and acquisition of associated gas reserves. See "Item 1. Business -- Description of Facilities -- Power Generation Facilities -- Sumas Cogeneration Power Plant." As of December 31, 1996, the outstanding indebtedness of Sumas and ENCO under the term loan was $117.0 million.

     In December 1994, the Company entered into a Consulting Agreement with Mr. George Stathakis, a Director, which was amended and restated effective June 3, 1996. See the Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     In January 1995, the Company and Electrowatt entered into a management services agreement, which replaced a prior similar agreement, under which Electrowatt agreed to provide the Company with advisory services in connection with the construction, financing, acquisition and development of power projects, as well as any other advisory services as may be required by the company in connection with the operation of the Company. The Company had agreed to pay Electrowatt $200,000 per year for all services rendered under the management services agreement. Pursuant to this agreement, $166,000 and $200,000 were paid in 1996 and 1995, respectively. Upon completion of the Common Stock Offering, the management services agreement was terminated.

     In 1995, the Company paid $106,000 to Electrowatt pursuant to a guarantee fee agreement whereby Electrowatt agreed to guarantee the payment when due of any and all indebtedness of the Company to Credit Suisse in accordance with the terms and conditions of the Credit Suisse Credit Facility. Under the guarantee fee agreement, the Company had agreed to pay to Electrowatt an annual fee equal to 1% of the average outstanding balance of the Company's indebtedness to Credit Suisse during each quarter as compensation for all services rendered under the guarantee fee agreement. Upon completion of the Common Stock Offering, the guarantee fee agreement was terminated.

     In June 1995, Calpine repaid $57.5 million of non-recourse financing to Credit Suisse which was outstanding indebtedness related to the Greenleaf 1 and 2 Power Plants at the time of the acquisition of such facilities.

     In March 1996, Electrowatt invested $50.0 million in the Company in the form of shares of Preferred Stock, all of which were converted into shares of Common Stock in connection with the Common Stock Offering.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)-1. FINANCIAL STATEMENTS AND OTHER INFORMATION

     The following items appear in Appendix F of this report:

    Selected Consolidated Financial Data
    Management's Discussion and Analysis of Financial Condition and Results of
      Operations
    Report of Independent Public Accountants
    Consolidated Balance Sheets, December 31, 1996 and 1995
    Consolidated Statements of Operations for the Years Ended December 31, 1996,
      1995 and 1994
    Consolidated Statements of Shareholders' Equity for the Years Ended December
      31, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
      1995 and 1994
    Notes to Consolidated Financial Statements for December 31, 1996

(A)-2. FINANCIAL STATEMENTS AND SCHEDULES

     The following items appear in Appendix F of this report:

        CALPINE CORPORATION
        I     Condensed Financial Information of Registrant
              Report of Independent Public Accountants
              Balance Sheets, December 31, 1996 and 1995
              Statements of Operations for the Years Ended December 31, 1996, 1995, and
              1994
              Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and
              1994
              Notes to Condensed Financial Statements for December 31, 1996
        II    Valuation and Qualifying Accounts
        SUMAS COGENERATION COMPANY, L.P. AND SUBSIDIARY
        Independent Auditor's Report
        Consolidated Balance Sheets, December 31, 1996 and 1995
        Consolidated Statements of Operations for the Years Ended December 31, 1996,
          1995 and 1994
        Consolidated Statements of Changes in Partners' Equity for the Years Ended
          December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
          1995 and 1994
        Notes to Consolidated Financial Statements for the Years Ended December 31,
          1996, 1995 and 1994

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)-3. EXHIBITS

     The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
3.1       Amended and Restated Certificate of Incorporation of Calpine Corporation, a Delaware
          corporation. (l)
3.2       Amended and Restated Bylaws of Calpine Corporation, a Delaware corporation. (l)
4.1       Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of
          Connecticut, National Association, as Trustee, including form of Notes. (a)
4.2       Indenture dated as of May 16, 1996 between the Company and Fleet National Bank, as
          Trustee, including form of Notes. (m)
10.1      Financing Agreements
10.1.1    Term and Working Capital Loan Agreement, dated as of June 1, 1990, between Calpine
          Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.) and Deutsche
          Bank AG, New York Branch. (a)
10.1.2    First Amendment to Term and Working Capital Loan Agreement, dated as of June 29,
          1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company,
          L.P.) and Deutsche Bank AG, New York Branch. (a)
10.1.3    Second Amendment to Term and Working Capital Loan Agreement, dated as of December 1,
          1990, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company,
          L.P.) and Deutsche Bank AG, New York Branch. (a)
10.1.4    Third Amendment to Term and Working Capital Loan Agreement, dated as of June 26,
          1992, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company,
          L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank
          of Switzerland, New York Branch, and The Prudential Insurance Company of America.
          (a)

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.1.5    Fourth Amendment to Term and Working Capital Loan Agreement, dated as of April 1,
          1993, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company,
          L.P.), Deutsche Bank AG, New York Branch, National Westminster Bank PLC, Union Bank
          of Switzerland, New York Branch, and The Prudential Insurance Company of America.
          (a)
10.1.6    Construction and Term Loan Agreement, dated as of January 30, 1992, between Sumas
          Cogeneration Company, L.P., The Prudential Insurance Company of America and Credit
          Suisse, New York Branch. (a)
10.1.7    Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24, 1993, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of
          America and Credit Suisse, New York Branch. (a)
10.1.8    Credit Agreement -- Construction Loan and Term Loan Facility, dated as of January
          10, 1990, between Credit Suisse and O.L.S. Energy-Agnews. (a)
10.1.9    Amendment No. 1 to Credit Agreement -- Construction Loan and Term Loan Facility,
          dated as of December 5, 1990, between Credit Suisse and O.L.S. Energy-Agnews. (a)
10.1.10   Participation Agreement, dated as of December 1, 1990, between O.L.S. Energy-Agnews,
          Nynex Credit Company, Credit Suisse, Meridian Trust Company of California and GATX
          Capital Corporation. (a)
10.1.11   Facility Lease Agreement, dated as of December 1, 1990, between Meridian Trust
          Company of California and O.L.S. Energy-Agnews. (a)
10.1.12   Project Revenues Agreement, dated as of December 1, 1990, between O.L.S.
          Energy-Agnews, Meridian Trust Company of California and Credit Suisse. (a)
10.1.13   Project Credit Agreement, dated as of June 30, 1995, between Calpine Greenleaf
          Corporation, Greenleaf Unit One Associates, Greenleaf Unit Two Associates, Inc. and
          The Sumitomo Bank, Limited. (g)
10.1.14   Lease dated as of April 24, 1996 between BAF Energy A California Limited
          Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee. (j)
10.1.15   Credit Agreement, dated as of August 28, 1996, among Calpine Gilroy Cogen, L.P. and
          Banque Nationale de Paris. (l)
10.1.16   Credit Agreement, dated as of September 25, 1996, among Calpine Corporation and The
          Bank of Nova Scotia. (m)
10.1.17   Credit Agreement, dated December 20, 1996, among Pasadena Cogeneration L.P. and ING
          (U.S.) Capital Corporation and The Bank Parties Hereto. *
10.2      Purchase Agreements
10.2.1    Purchase Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners,
          L.P., Healdsburg Energy Company, L.P. and Freeport-McMoRan Resource Partners,
          Limited Partnership. (a)
10.2.2    Stock Purchase Agreement, dated as of June 27, 1994, between Maxus International
          Energy Company, Natomas Energy Company, Calpine Corporation and Calpine Thermal
          Power, Inc., and amendment thereto dated July 28, 1994. (b)
10.2.3    Share Purchase Agreement dated March 30, 1995 between Calpine Corporation, Calpine
          Greenleaf Corporation, Radnor Power Corp. and LFC Financial Corp. (e)
10.2.4    Asset Purchase Agreement, dated as of August 28, 1996, among Gilroy Energy Company,
          McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)
10.2.5    Noncompetition/Earnings Contingency Agreement, dated as of August 28, 1996, among
          Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen,
          L.P. (m)
10.3      Power Sales Agreements
10.3.1    Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon
          Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine
          Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)
10.3.2    Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon
          Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine
          Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and
          Modification dated November 29, 1984, Amendment dated October 17, 1985, Second
          Amendment dated October 19, 1988, and related documents. (a)

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.3.3    Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford
          Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine
          Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Amendments
          dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and related documents. (a)
10.3.4    Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget
          Sound Power & Light Company and Sumas Energy, Inc. and Amendment thereto dated
          September 30, 1991. (a)
10.3.5    Long-Term Energy and Capacity Power Purchase Agreement, dated April 16, 1985, between O.L.S. Energy-Agnews and Pacific Gas & Electric Company and amendment thereto dated February 24, 1989. (a)
10.3.6    Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd. and Pacific Gas & Electric Company, and
          related documents. (a)
10.3.7    Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd. and Pacific Gas & Electric Company (see
          Exhibit 10.3.6 for related documents). (a)
10.3.8    Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit One Associates, Inc. and Pacific Gas and Electric Company.
          (f)
10.3.9    Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit Two Associates, Inc. and Pacific Gas and Electric Company.
          (f)
10.3.10   Long-Term Energy and Capacity Power Purchase Agreement, dated December 5, 1985, between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and
          Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August 18,
          1988 and June 9, 1991. (l)
10.3.11   Amended and Restated Energy Sales Agreement, dated December 16, 1996, between
          Phillips Petroleum Company and Pasadena Cogeneration, L.P. *
10.4      Steam Sales Agreements
10.4.1    Geothermal Steam Sales Agreement, dated July 19, 1979, between Calpine Geysers
          Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Sacramento
          Municipal Utility District, and related documents. (a)
10.4.2    Agreement for the Sale and Purchase of Geothermal Steam, dated March 23, 1973, between Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.)
          and Pacific Gas & Electric Company, and related letter dated May 18, 1987. (a)
10.4.3    Thermal Energy and Kiln Lease Agreement, dated as of January 16, 1992, between Sumas
          Cogeneration Company, L.P. and Socco, Inc., and Amendment thereto dated May 24,
          1993. (a)
10.4.4    Amended and Restated Energy Service Agreement, dated as of December 1, 1990, between the State of California and O.L.S. Energy-Agnews. (a)
10.4.5    Agreement for the Sale of Geothermal Steam, dated as of July 28, 1992, between
          Thermal Power Company and Pacific Gas & Electric Company. (c)
10.4.6    Amendment to the Agreement for the Sale of Geothermal Steam, dated as of August 9,
          1995, between Union Oil Company of California, NEC Acquisition Company, Thermal
          Power Company, and Pacific Gas and Electric Company. (h)
10.5      Service Agreements
10.5.1    Operation and Maintenance Agreement, dated as of April 5, 1990, between Calpine
          Operating Plant Services, Inc. (formerly Calpine-Geysers Plant Services, Inc.) and
          Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.). (a)
10.5.2    Amended and Restated Operating and Maintenance Agreement, dated as of January 24,
          1992, between Calpine Operating Plant Services, Inc. and Sumas Cogeneration Company,
          L.P. (a)
10.5.3    Amended and Restated Operation and Maintenance Agreement, dated as of December 31,
          1990, between O.L.S. Energy-Agnews and Calpine Operating Plant Services, Inc.
          (formerly Calpine Cogen-Agnews, Inc.). (a)
10.5.4    Operating and Maintenance Agreement, dated as of January 1, 1995, between Calpine
          Corporation and Geothermal Energy Partners, Ltd. (h)
10.5.5    Amended and Restated Operating Agreement for the Geysers, dated as of December 31,
          1993, by and between Magma-Thermal Power Project, a joint venture composed of NEC
          Acquisition Company and Thermal Power Company, and Union Oil Company of California.
          (c)

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.6      Gas Supply Agreements
10.6.1    Gas Sale and Purchase Agreement, dated as of December 23, 1991, between ENCO Gas,
          Ltd. and Sumas Cogeneration Company, L.P. (a)
10.6.2    Gas Management Agreement, dated as of December 23, 1991, between Canadian
          Hydrocarbons Marketing Inc., ENCO Gas, Ltd. and Sumas Cogeneration Company, L.P. (a)
10.6.4    Natural Gas Sales Agreement, dated as of November 1, 1993, between O.L.S.
          Energy-Agnews, Inc. and Amoco Energy Trading Corporation. (a)
10.6.5    Natural Gas Service Agreement, dated November 1, 1993, between Pacific Gas &
          Electric Company and O.L.S. Energy-Agnews, Inc. (a)
10.7      Agreements Regarding Real Property
10.7.1    Office Lease, dated March 15, 1991, between 50 West San Fernando Associates, L.P.
          and Calpine Corporation. (a)
10.7.2    First Amendment to Office Lease, dated April 30, 1992, between 50 West San Fernando
          Associates, L.P. and Calpine Corporation. (a)
10.7.3    Geothermal Resources Lease CA 1862, dated July 25, 1974, between the United States
          Bureau of Land Management and Calpine Geysers Company, L.P. (formerly Santa Rosa
          Geothermal Company, L.P.). (a)
10.7.4    Geothermal Resources Lease PRC 5206.2, dated December 14, 1976, between the State of
          California and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal
          Company, L.P.). (a)
10.7.5    First Amendment to Geothermal Resources Lease PRC 5206.2, dated April 20,1994, between the State of California and Calpine Geysers Company, L.P. (formerly Santa
          Rosa Geothermal Company, L.P.). (a)
10.7.6    Industrial Park Lease Agreement, dated December 18, 1990, between Port of Bellingham and Sumas Energy, Inc. (a)
10.7.7    First Amendment to Industrial Park Lease Agreement, dated as of July 16, 1991, between Port of Bellingham, Sumas Energy, Inc., and Sumas Cogeneration Company, L.P.
          (a)
10.7.8    Second Amendment to Industrial Park Lease Agreement, dated as of December 17, 1991, between Port of Bellingham and Sumas Cogeneration Company, L.P. (a)
10.7.9    Amended and Restated Cogeneration Lease, dated as of December 1, 1990, between the
          State of California and O.L.S. Energy-Agnews. (a)
10.8      General
10.8.1    Limited Partnership Agreement of Sumas Cogeneration Company, L.P., dated as of
          August 28, 1991, between Sumas Energy, Inc. and Whatcom Cogeneration Partners, L.P.
          (a)
10.8.2    First Amendment to Limited Partnership Agreement of Sumas Cogeneration Company,
          L.P., dated as of January 30, 1992, between Whatcom Cogeneration Partners, L.P. and
          Sumas Energy, Inc. (a)
10.8.3    Second Amendment to Limited Partnership Agreement of Sumas Cogeneration Company,
          L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P. and
          Sumas Energy, Inc. (a)
10.8.4    Second Amended and Restated Shareholders' Agreement, dated as of October 22, 1993, among GATX Capital Corporation, Calpine Agnews, Inc., JGS-Agnews, Inc., and
          GATX/Calpine-Agnews, Inc. (a)
10.8.5    Amended and Restated Reimbursement Agreement, dated October 22, 1993, between GATX
          Capital Corporation, Calpine Agnews, Inc., JGS-Agnews, Inc., GATX/Calpine -- Agnews,
          Inc., and O.L.S. Energy-Agnews, Inc. (a)
10.8.6    Amended and Restated Limited Partnership Agreement of Geothermal Energy Partners
          Ltd., L.P., dated as of May 19, 1989, between Western Geothermal Company, L.P.,
          Sonoma Geothermal Company, L.P., and Cloverdale Geothermal Partners, L.P. (a)
10.8.7    Assignment and Security Agreement, dated as of January 10, 1990, between O.L.S.
          Energy-Agnews and Credit Suisse. (a)
10.8.8    Pledge Agreement, dated as of January 10, 1990, between GATX/Calpine-Agnews, Inc., and Credit Suisse. (a)

EXHIBIT
 NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.8.9    Equity Support Agreement, dated as of January 10, 1990, between Calpine Corporation and Credit Suisse. (a)
10.8.10   Assignment and Security Agreement, dated as of December 1, 1990, between O.L.S.
          Energy-Agnews and Meridian Trust Company of California. (a)
10.8.11   First Amended and Restated Limited Partner Pledge and Security Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners, L.P., Healdsburg Energy
          Company, L.P., Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal
          Company, L.P.), Freeport-McMoRan Resource Partners, L.P., and Meridian Trust Company
          of California. (a)
10.8.12   Management Services Agreement, dated January 1, 1995, between Calpine Corporation and Electrowatt Ltd. (k)
10.8.13   Guarantee Fee Agreement, dated January 1, 1995, between Calpine Corporation and
          Electrowatt Ltd. (g)
10.9.1    Calpine Corporation Stock Option Program and forms of agreements thereunder. (a)
10.9.2    Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.
          (l)
10.9.3    Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.
          (l)
10.10.1   Amended and Restated Employment Agreement between Calpine Corporation and Mr. Peter
          Cartwright. (l)
10.10.2   Senior Vice President Employment Agreement between Calpine Corporation and Ms. Ann
          B. Curtis. (l)
10.10.3   Senior Vice President Employment Agreement between Calpine Corporation and Mr. Lynn
          A. Kerby. (l)
10.10.4   Vice President Employment Agreement between Calpine Corporation and Mr. Ron A.
          Walter. (l)
10.10.5   Vice President Employment Agreement between Calpine Corporation and Mr. Robert D.
          Kelly. (l)
10.10.6   First Amended and Restated Consulting Contract between Calpine Corporation and Mr.
          George J. Stathakis. (l)
10.11     Form of Indemnification Agreement for directors and officers. (l)
21.1      Subsidiaries of the Company. (m)

---------------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

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

(e) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 21, 1995 and filed on May 5, 1995.

(f) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1995 and filed on May 12, 1995.

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1995 and filed on August 14, 1995.

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(i) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1995 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

 *  Filed herewith.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period from October 1, 1996 to December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 1997                      CALPINE CORPORATION

                                          By:      /s/ PETER CARTWRIGHT
                                            ------------------------------------
                                                      Peter Cartwright
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Calpine Corporation do hereby constitute and appoint Peter Cartwright and Ann B. Curtis, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Calpine Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Annual Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

           /s/ PETER CARTWRIGHT             President, Chief Executive          March 21, 1997
------------------------------------------    Officer and Chairman of the
             Peter Cartwright                 Board (Principal Executive
                                              Officer)
            /s/ ANN B. CURTIS               Senior Vice President and           March 21, 1997
------------------------------------------    Director (Principal Financial
              Ann B. Curtis                   Officer)

          /s/ JEFFREY E. GARTEN             Director                            March 21, 1997
------------------------------------------
            Jeffrey E. Garten

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------


           /s/ SUSAN C. SCHWAB              Director                            March 21, 1997
------------------------------------------
             Susan C. Schwab

         /s/ GEORGE J. STATHAKIS            Director                            March 21, 1997
------------------------------------------
           George J. Stathakis

            /s/ JOHN O. WILSON              Director                            March 21, 1997
------------------------------------------
              John O. Wilson

            /s/ ORVILLE WRIGHT              Director                            March 21, 1997
------------------------------------------
            V. Orville Wright

            /s/ GLORIA S. GEE               Controller (Principal Accounting    March 21, 1997
------------------------------------------    Officer)
              Gloria S. Gee

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION
                               DECEMBER 31, 1996

                                                                                        PAGE
                                                                                        -----
CALPINE CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial Data..................................................  F-2
Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................  F-4
Report of Independent Public Accountants..............................................  F-11
Consolidated Balance Sheets, December 31, 1996 and 1995...............................  F-12
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and
  1994................................................................................  F-13
Consolidated Statements of Shareholder's Equity for the Years Ended December 31, 1996,
  1995 and 1994.......................................................................  F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
  1994................................................................................  F-15
Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1995
  and 1994............................................................................  F-16

CALPINE CORPORATION
Schedule I: Condensed Financial Information of Registrant
  Report of Independent Public Accountants............................................  F-41
  Condensed Balance Sheets, December 31, 1996 and 1995................................  F-42
  Condensed Statements of Operations for the Years Ended December 31, 1996, 1995 and
     1994.............................................................................  F-43
  Condensed Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
     1994.............................................................................  F-44
  Notes to Condensed Financial Statements for December 31, 1996.......................  F-45
Schedule II: Valuation and Qualifying Accounts........................................  F-48

SUMAS COGENERATION COMPANY, L.P. AND SUBSIDIARY
Report of Independent Public Accountants..............................................  F-49
Consolidated Balance Sheets, December 31, 1996 and 1995...............................  F-50
Consolidated Statement of Income for the Years Ended December 31, 1996, 1995 and
  1994................................................................................  F-51
Consolidated Statement of Changes in Partners' Equity for the Years Ended December 31,
  1996, 1995 and 1994.................................................................  F-52
Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and
  1994................................................................................  F-53
Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1995
  and 1994............................................................................  F-54

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated financial data set forth below for and as of the five years ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                            1992      1993      1994       1995       1996
                                                           -------   -------   -------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Electricity and steam sales............................  $    --   $53,000   $90,295   $127,799   $199,464
  Service contract revenue...............................   29,817    16,896     7,221      7,153      6,455
  Income (loss) from unconsolidated investments in power
    projects.............................................    9,760        19    (2,754)    (2,854)     6,537
  Interest income on loans to power projects.............       --        --        --         --      2,098
                                                           -------   -------   -------   --------   --------
    Total revenue........................................   39,577    69,915    94,762    132,098    214,554
Cost of revenue..........................................   25,921    42,501    52,845     77,388    129,200
                                                           -------   -------   -------   --------   --------
Gross profit.............................................   13,656    27,414    41,917     54,710     85,354
Project development expenses.............................      806     1,280     1,784      3,087      3,867
General and administrative expenses......................    3,924     5,080     7,323      8,937     14,696
Compensation expense related to stock options (1)........    1,224        --        --         --         --
Provision for write-off of project development costs
  (2)....................................................      800        --     1,038         --         --
                                                           -------   -------   -------   --------   --------
    Income from operations...............................    6,902    21,054    31,772     42,686     66,791
Interest expense.........................................    1,225    13,825    23,886     32,154     45,294
Other income, net........................................     (310)   (1,133)   (1,988)    (1,895)    (6,259)
                                                           -------   -------   -------   --------   --------
    Income before provision for income taxes and
      cumulative effect of change in accounting
      principle..........................................    5,987     8,362     9,874     12,427     27,756
Provision for income taxes...............................    2,527     4,195     3,853      5,049      9,064
                                                           -------   -------   -------   --------   --------
    Income before cumulative effect of change in
      accounting principle...............................    3,460     4,167     6,021      7,378     18,692
Cumulative effect of adoption of SFAS No. 109............       --      (413)       --         --         --
                                                           -------   -------   -------   --------   --------
    Net income...........................................  $ 3,460   $ 3,754   $ 6,021   $  7,378   $ 18,692
                                                           =======   =======   =======   ========   ========
Primary earnings per share (3) Weighted average shares
  outstanding............................................                                      --     14,680
                                                                                         ========   ========
  Primary earnings per share.............................                                      --   $   1.27
                                                                                         ========   ========
Fully diluted earnings per share (3)
  Weighted average shares outstanding....................                                      --     15,130
                                                                                         ========   ========
  Fully diluted earnings per share.......................                                      --   $   1.24
                                                                                         ========   ========
As adjusted primary earnings per share assuming
  conversion of preferred stock (3)
  Weighted average shares outstanding....................                                  14,151         --
                                                                                         ========   ========
  Primary earnings per share.............................                                $   0.52         --
                                                                                         ========   ========
OTHER FINANCIAL DATA AND RATIOS:
(in thousands, except ratio data)
Depreciation and amortization............................  $   232   $12,540   $21,580   $ 26,896   $ 40,551
EBITDA (4)...............................................  $ 9,898   $42,370   $53,707   $ 69,515   $117,379
EBITDA to Consolidated Interest Expense (5)..............     4.73x     2.98x     2.23x      2.11x      2.41x
  Total debt to EBITDA...................................     3.70x     6.24x     6.23x      5.87x      5.12x
Ratio of earnings to fixed charges (6)...................     3.41x     2.09x     1.52x      1.46x      1.45x

                                                     See footnotes on next page)

                                                           AS OF DECEMBER 31,
                                      -------------------------------------------------------------
                                       1992         1993         1994         1995          1996
                                      -------     --------     --------     --------     ----------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........  $ 2,160     $  6,166     $ 22,527     $ 21,810     $  100,010
Property, plant and equipment,
  net...............................      424      251,070      335,453      447,751        650,053
Total assets........................   55,370      302,256      421,372      554,531      1,030,215
Total liabilities...................   44,865      288,827      402,723      529,304        827,088
Stockholders' equity................   10,505       13,429       18,649       25,227        203,127

---------------
(1) Represents a non-cash charge for compensation expense associated with the grant of certain options under the Company's stock option program.

(2) Represents a write-off of certain capitalized project costs.

(3) The weighted average shares outstanding and earnings per share for the year ended December 31, 1996 gave effect to the issuance of common stock upon the conversion of the Company's preferred stock in connection with the Company's initial public offering (see Note 1 of Notes to Consolidated Financial Statements). The presentation of fully diluted earnings per share for the year ended 1996 is not required by Accounting Principles Board Opinion No. 15, because it results in dilution of less than 3%. As adjusted primary earnings per share assuming conversion of preferred stock for the year ended December 31, 1995 is calculated using average shares outstanding, which includes common share equivalents using the treasury stock method and the assumed conversion of preferred stock to common stock as of January 1, 1995 in accordance with Securities and Exchange Commission staff policy. Earnings per share prior to 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with its initial public offering.

(4) EBITDA is defined as income from operations plus depreciation, capitalized interest, other income, non-cash charges and cash received from investments in power projects, reduced by the income from unconsolidated investments in power projects. EBITDA is presented not as a measure of operating results, but rather as a measure of the Company's ability to service debt. EBITDA should not be construed as an alternative either (i) to income from operations (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).

(5) Consolidated Interest Expense is defined as total interest expense plus one-third of all operating lease obligations, capitalized interest, dividends paid in respect of preferred stock and cash contributions to any employee stock ownership plan used to pay interest on loans incurred to purchase capital stock of the Company.

(6) Earnings are defined as income before provision for taxes, extraordinary item and cumulative effect of change in accounting principle plus cash received from investments in power projects and fixed charges reduced by the equity in income from investments in power projects and capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of debt issuance costs and the portion of rental expenses representative of the interest expense component.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified under "Risk Factors" included in Item 1. Business in this Annual Report on Form 10-K, and (iii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

GENERAL

     Calpine is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in 15 power generation facilities and steam fields having an aggregate capacity of 1,047 megawatts. Since its inception in 1984, Calpine has developed substantial expertise in all aspects of electric power generation. The Company's vertical integration has resulted in significant growth over the last five years as Calpine has applied its extensive engineering, construction management, operations, fuel management and financing capabilities to successfully implement its acquisition and development program. During the last five years, Calpine has expanded substantially, from $55.4 million of total assets as of December 31, 1992 to $1.0 billion assets as of December 31, 1996. Calpine's revenue for 1996 increased to $214.6 million, representing a compound annual growth rate of 52.6% since 1992. The Company's EBITDA (see Selected Consolidated Financial Data) for 1996 increased to $117.4 million.

     On September 9, 1994, the Company acquired Thermal Power Company, which owns a 25% undivided interest in certain steam fields at The Geysers steam fields in northern California ("The Geysers") with a total capacity of 604 megawatts for a purchase price of $66.5 million. In January 1995, the Company purchased the working interest in certain of the geothermal properties at the PG&E Unit 13 and Unit 16 Steam Fields from a third party for a purchase price of $6.75 million. On April 21, 1995, the Company acquired the stock of certain companies that own 100% of the Greenleaf 1 and 2 Power Plants, consisting of two
49.5 megawatt natural gas-fired cogeneration facilities, for an adjusted purchase price of $81.5 million. On June 29, 1995, the Company acquired the operating lease for the Watsonville Power Plant, a 28.5 megawatt natural gas-fired cogeneration facility, for a purchase price of $900,000. On November 17, 1995, the Company entered into a series of agreements to invest up to $20.0 million in the Cerro Prieto Steam Fields. In April 1996, the Company entered into a lease transaction for the 120 megawatt King City Power Plant, which required an investment of $108.3 million, primarily related to the collateral fund requirements. On August 29, 1996, the Company acquired the Gilroy Power Plant, a 120 megawatt gas-fired cogeneration facility, for a purchase price of $125.0 million plus certain contingent consideration, which the Company currently estimates will amount to approximately $24.1 million.

     Each of the power generation facilities produces electricity for sale to a utility. Thermal energy produced by the gasfired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. The electricity, thermal energy and steam generated by these facilities are typically sold pursuant to long-term, take-and-pay power or steam sales agreements generally having original terms of 20 or 30 years. Nine of these agreements with Pacific Gas and Electric Company ("PG&E") provides for both capacity payments and energy payments for the term of the agreement. During the initial ten-year period of certain agreements, PG&E pays a fixed price for each unit of electrical energy according to schedules set forth in such agreements. The fixed price periods under these power sales agreements expire at various times in 1998 through 2000. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments adjust to PG&E's then avoided cost of energy, which is determined by the California Public Utilities Commission ("CPUC"). The currently prevailing avoided cost of energy is substantially lower than the fixed energy prices under these power sales agreements and is generally expected to remain so. While avoided cost does not affect capacity payments under the power sales agreements, in the event that the avoided cost of energy does not increase significantly, the Company's energy revenues under these power sales agreements would be materially reduced at the expiration of the fixed price period. Such reduction may have a material adverse effect on the Company's results of operations. The Company cannot predict the likely level of avoided cost energy prices at the expiration of the fixed price periods. Prices paid for the steam delivered by the Company's steam fields are based on a formula that partially reflects the price levels of nuclear and fossil fuels, and, therefore, a reduction in the price levels of such fuels may reduce revenue under the steam sales agreements for the steam fields.

     Each of the Company's power and steam sales agreements contains curtailment provisions under which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. During 1996, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation during the period, which resulted in high levels of energy generation by hydroelectric power facilities that supply electricity. The Company expects maximum curtailment during 1997 under its power and steam sales agreements for certain of its facilities.

     Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the CPUC issued an electric industry restructuring decision which envisions commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998 (see Note 28 of the Notes to Consolidated Financial Statements). As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities ("QFs") would be honored. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

SELECTED OPERATING INFORMATION

     Set forth below is certain selected operating information for the power generation facilities and steam fields, for which results are consolidated in the Company's statements of operations. The information set forth under power plants consists of the results for the West Ford Flat Power Plant, the Bear Canyon Power Plant, the Greenleaf 1 and 2 Power Plants and the Watsonville Power Plant since their acquisitions on April 21, 1995 and June 29, 1995, respectively, the Gilroy Power Plant since its acquisition on August 29,1996, and the King City Power Plant since the effective date of the lease on May 2, 1996. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO #1 Steam Fields and, for 1994 through 1996, the Thermal Power Company Steam Fields since the acquisition of Thermal Power Company on September 9, 1994. The information provided for the other interest included under steam revenue prior to 1995 represents revenue attributable to a working interest that was held by a third party in the PG&E Unit 13 and Unit 16 Steam Fields. In January 1995, the Company purchased this working interest. Prior to the Company's acquisition of the remaining interest in the West Ford Flat Power Plant, Bear Canyon Power Plant, the PG&E Unit 13 and Unit 16 Steam Fields and the SMUDGEO #1 Steam Fields in April 1993, the Company's revenue from these facilities was accounted for under the equity method and, therefore, does not represent the actual revenue of the Company from these facilities for the periods set forth below.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
POWER PLANTS:
  Electricity revenue (1):
  Energy.............................  $   38,325   $   37,088   $   45,912   $   54,886   $   93,851
  Capacity...........................  $    7,707   $    7,834   $    7,967   $   30,485   $   65,064
  Megawatt hours produced............     403,274      378,035      447,177    1,033,566    1,985,404
  Average energy price per kilowatt
     hour (2)........................       9.503c       9.811c      10.267c       5.310c       4.727c
STEAM FIELDS:
  Steam revenue:
     Calpine.........................  $   33,385   $   31,066   $   32,631   $   39,669   $   40,549
     Other interest..................  $    2,501   $    2,143   $    2,051           --           --
  Megawatt hours produced............   2,105,345    2,014,758    2,156,492    2,415,059    2,528,874
  Average price per kilowatt hour....       1.705c       1.648c       1.608c       1.643c       1.603c

---------------
(1) Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production.

(2) Represents variable energy revenue divided by the kilowatt hours produced. The significant increase in capacity revenue and the accompanying decline in average energy price per kilowatt hours since 1994 reflects the increase in the Company's megawatt hour production as a result of acquisitions of gas-fired cogeneration facilities by the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased 62% to $214.6 million in 1996 compared to $132.1 million in 1995, primarily due to a 56% increase in electricity and steam sales of $199.5 million in 1996 compared to $127.8 million in 1995. The King City Power Plant and the Gilroy Power Plant contributed revenues of $41.5 million and $14.7 million, respectively, to electric and steam sales revenue during 1996. Revenue for 1996 also reflected a full year of operation at the Greenleaf 1 and 2 Power Plants and the Watsonville Power Plant which contributed increases in electric and steam revenue in 1996 compared to 1995 of $9.1 million and $4.7 million, respectively. During 1996 and 1995, the Company experienced the maximum curtailment allowed under the power sales agreements with PG&E for the West Ford Flat and Bear Canyon Power Plants. Without such curtailment, the West Ford Flat and Bear Canyon Power Plants would have generated an additional $5.7 million and $5.2 million of revenue in 1996 and 1995, respectively. Service contract revenue decreased to $6.5 million in 1996 compared to $7.2 million in 1995, reflecting a $2.8 million loss related to the Company's electricity trading operations, offset by increased revenue during 1996 related to overhauls at the Aidlin and Agnews Power Plants, and to technical services performed for the Cerro Prieto project. Income from unconsolidated investments in power projects increased to $6.5 million in 1996 compared to losses of $2.9 million during 1995. The increase is primarily attributable to $6.4 million of equity income generated by the Company's investment in Sumas Cogeneration Company, L.P. ("Sumas") during 1996 compared to a $3.0 million loss in 1995. The increase in Sumas' profitability during 1996 is primarily attributable to a contractual increase in the energy price in accordance with the power sales agreement with Puget Sound Power & Light Company. Interest income on loans to power projects was $2.1 million in 1996 as a result of the recognition of interest income on loans to the sole shareholder of the general partner in Sumas.

     Cost of revenue. Cost of revenue increased 67% to $129.2 million in 1996 as compared to $77.4 million in 1995. The increase was primarily due to plant operating, depreciation, and operating lease expenses attributable to (i) a full year of operation during 1996 at the Greenleaf 1 and 2 Power Plants which were purchased on April 21, 1995, (ii) a full year of operation during 1996 at the Watsonville Power Plant which was acquired on June 29, 1995, (iii) operations at the King City Power Plant subsequent to May 2, 1996, and (iv) operations at the Gilroy Power Plant subsequent to acquisition on August 29, 1996. Cost of revenue also increased due to service contract expenses related to the Cerro Prieto Steam Fields, partially offset by lower operating expenses at the Company's other existing power generation facilities and steam fields.

     Project development expenses. Project development expenses increased to $3.9 million in 1996, compared to $3.1 million in 1995, due to project development activities.

     General and administrative expenses. General and administrative expenses were $14.7 million in 1996 compared to $8.9 million in 1995. The increases were primarily due to additional personnel and related expenses necessary to support the Company's expanding operations, including the Company's power marketing operations. The Company also incurred an employee bonus expense of $1.4 million in September 1996 related to the initial public offering.

     Interest expense. Interest expense increased 41% to $45.3 million in 1996 from $32.2 million in 1995. Approximately $11.8 million of the increase was attributable to interest on the Company's 10 1/2% Senior Notes Due 2006 issued in May 1996, $2.7 million of interest expense related to the Gilroy Power Plant acquired on August 29, 1996, and $1.6 million of higher interest expense related to the Greenleaf 1 and 2 Power Plants acquired on April 21, 1995, offset in part by a $3.0 million decrease in interest expense as a result of repayments of principal on certain non-recourse project financings.

     Other income, net. Other income, net increased 232% to $6.3 million for 1996 compared with $1.9 million for 1995. The increase was primarily due to $4.5 million of interest income on collateral securities purchased in connection with the King City transaction, $1.4 million of net proceeds for the settlement of the Coso project, and higher interest income for the period due to the investment of the net proceeds of the preferred stock, the 10 1/2% Senior Notes Due 2006, and from the Company's initial public offering of common shares. Offsetting these income items was a $3.7 million loss for uncollectible amounts related to the O'Brien acquisition project (see Note 13 of Notes to Consolidated Financial Statements).

     Provision for income taxes. The effective rate for the income tax provision was approximately 33% in 1996 and 41% in 1995. In 1996, the Company decreased its deferred income tax liability by $769,000 to reflect the change in California's state income tax rate from 9.3% to 8.84% effective January 1, 1997. In addition, depletion in excess of tax basis benefits at the Company's geothermal facilities and a revision of prior years' tax estimates reduced the Company's effective tax rate for 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenue increased 39% to $132.1 million in 1995 compared to $94.8 million in 1994, primarily due to a 42% increase in electricity and steam sales to $127.8 million in 1995 compared to $90.3 million in 1994. Such an increase was primarily attributable to the $28.3 million of revenue from the Greenleaf 1 and 2 Power Plants, $5.9 million of revenue from the Watsonville Power Plant, the $5.2 million of additional revenue from the Thermal Power Company Steam Fields as a result of a full year of operation in 1995, and an increase of $3.0 million of revenue from the SMUDGEO #1 Steam Fields attributable to increased production as a result of an extended outage during 1994. Such an increase also reflects a substantial increase in capacity payments for electricity sales from $8.0 million in 1994 to $30.5 million in 1995 as a result of the transactions stated above. This revenue increase was partially offset by a $2.7 million decrease in revenue from the West Ford Flat and Bear Canyon Power Plants as a result of curtailments by PG&E due to low gas prices and high levels of precipitation during 1995 as compared to 1994, offset in part by contractual price increases for 1995. Without such curtailment, the West Ford Flat and Bear Canyon Power Plants would have generated an additional $5.2 million of revenue in 1995. Revenue for 1995 also reflects curtailment of steam production at the Thermal Power Company Steam Fields as a result of higher precipitation and lower gas prices in 1995, and at the PG&E Unit 13 and Unit 16 Steam Fields as a result of hydro-spill conditions. Without curtailment, the Thermal Power Company Steam Fields and the PG&E Unit 13 and Unit 16 Steam Fields would have generated an additional $5.7 million and $800,000 of revenue during 1995, respectively.

     Revenue for 1995 and 1994 reflects reversals of $2.7 million and $3.2 million, respectively, of previously deferred revenue. Company revenue from sales of steam was previously calculated considering a future period when steam would be delivered without receiving corresponding revenue. In May 1994, the Company ceased deferring revenue and recognized $4.0 million of its previously deferred revenue. Based on estimates and analyses performed by the Company, the Company no longer expects that it will be required to make these deliveries to SMUD. Concurrently, $800,000 of the revenue increase was reserved for future construction of gathering systems required for future production of the steam fields, with the offset recorded in property, plant and equipment. In October 1995, PG&E agreed to the termination of the free steam provision with respect to the PG&E Unit 13 Steam Fields. During 1995, the Company took additional measures regarding future capital commitments and other actions which will increase steam production and, based on additional analyses and estimates performed, the Company recognized the remaining $2.7 million of previously deferred revenue.

     Cost of revenue. Cost of revenue increased 47% to $77.4 million in 1995 compared to $52.8 million in 1994. The increase was due to plant operating, production royalty and depreciation and amortization expenses attributable to
(i) a full year of operations at Thermal Power Company, which was purchased on September 9, 1994, (ii) operations at the Greenleaf 1 and 2 Power Plants subsequent to April 21, 1995, and (iii) operations at the Watsonville Power Plant subsequent to June 29, 1995. The increases were partially offset by lower depreciation and production royalty expenses at the West Ford Flat and Bear Canyon Power Plants and the PG&E Unit 13 and Unit 16 Steam Fields due to curtailment by PG&E during 1995.

     Project development expenses. Project development expenses increased to $3.1 million in 1995 compared to $1.8 million in 1994, due to new project development activities.

     General and administrative expenses. General and administrative expenses were $8.9 million in 1995 compared to $7.3 million in 1994. The increase in 1995 was primarily due to additional personnel and related expenses necessary to support the Company's expanded operations.

     Interest expense. Interest expense increased to $32.2 million in 1995 from $23.9 million in 1994. Approximately $3.6 million of the increase was attributable to a full year of interest expense incurred on the debt related to the Thermal Power Company acquisition in September 1994 and $4.1 million of interest expense incurred on the debt related to the Greenleaf transaction in April 1995. In addition, 1995 included a full year of interest expense on the 9 1/4% Senior Notes Due 2004 issued on February 17, 1994.

     Provision for income taxes. The effective rate for the income tax provision was approximately 41% for 1995 and 39% for 1994. The effective rates were based on statutory tax rates, with minor reductions for depletion in excess of tax basis benefits. Due to curtailment of production during 1995, the allowance for statutory depletion decreased in 1995 from 1994.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has obtained cash from its operations, borrowings under its credit facilities and other working capital lines, sale of debt and equity, and proceeds from non-recourse project financings. The Company utilized this cash to fund its operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet its other cash and liquidity needs.

     The following table summarizes the Company's cash flow activities for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1994         1995         1996
                                                    --------     --------     ---------
                                                              (IN THOUSANDS)
        Cash flows from:
          Operating activities....................  $ 34,196     $ 26,653     $  59,881
          Investing activities....................   (84,444)     (38,497)     (326,834)
          Financing activities....................    66,609       11,127       345,153
                                                    --------     --------     ---------
                  Total...........................  $ 16,361     $   (717)    $  78,200
                                                    ========     ========     =========

     Operating activities for 1996 consisted of approximately $18.7 million of net income from operations, $36.6 million of depreciation and amortization, $2.0 million in deferred income taxes, and $7.8 million net increase in operating assets and liabilities, offset by $5.3 million of undistributed income from unconsolidated investments in power projects.

     Investing activities used $326.8 million during 1996, primarily due to $29.9 million of capital expenditures and capitalized project costs, $98.4 million for the purchase of collateral securities, a $12.9 million loan to Coperlasa in connection with the Cerro Prieto project, $138.1 million for the acquisition of the Gilroy Power Plant, and a $41.6 million increase in restricted cash requirements related to the construction of the Pasadena Power Plant.

     Financing activities provided $345.2 million of cash during 1996. The Company issued $50.0 million of preferred stock to Electrowatt, borrowed $161.8 million of bank debt and an additional $46.9 million under the credit facilities, received net proceeds of $174.9 million from the 10 1/2% Senior Notes Due 2006, and received $109.2 million upon the issuance of common stock. The Company subsequently repaid $46.2 million of bank debt, all borrowings outstanding under the credit facilities of $66.7 million, and $84.7 million of non-recourse project financing.

     As of December 31, 1996, cash and cash equivalents were $100.0 million and working capital was $96.2 million. For the twelve months ended December 31, 1996, working capital increased by $145.2 million and cash and cash equivalents increased by $78.2 million as compared to the comparable period in 1995. The increase in working capital is primarily due to remaining net proceeds from the issuance of common stock in September 1996, and reflects the inclusion of $57.0 million of non-recourse project financing in current liabilities as of December 31, 1995. On May 16, 1996, the Company issued the 10 1/2% Senior Notes Due 2006. A portion of the funds from the issuance of the 10 1/2% Senior Notes Due 2006 was used to refinance current bank debt and borrowings under the Credit Suisse credit facility, and to repay the $57.0 million non-recourse indebtedness to The Bank of Nova Scotia.

     As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facilities, other lines of credit, non-recourse project financing or long-term debt.

     The Company currently has outstanding $105.0 million of 9 1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company has $180.0 million of 10 1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

     At December 31, 1996, the Company had $309.3 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat Power Plant, the Bear Canyon Power Plant, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO #1 Steam Fields, the Greenleaf 1 and 2 Power Plants and the Gilroy Power Plant. As of December 31, 1996, the annual maturities for all non-recourse project financing were $30.6 million for 1997, $32.7 million for 1998, $24.2 million for 1999, $24.8 million for 2000, $24.6 million for 2001 and $170.5 million thereafter.

     The Company currently has a $50.0 million revolving credit agreement with a consortium of commercial lending institutions led by The Bank of Nova Scotia, with borrowings bearing interest at either LIBOR or at The Bank of Nova Scotia base rate plus a mutually agreed margin. At December 31, 1996, the Company had no borrowings outstanding and $5.9 million of letters of credit outstanding under the revolving credit facility (see Note 16 of Notes to Consolidated Financial Statements). The Bank of Nova Scotia credit facility contains certain restrictions that significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

     The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At December 31, 1996, the Company had no borrowings under this working capital line and $900,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

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

     At December 31, 1996, the Company had commitments for capital expenditures in 1997 totaling $4.0 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. Capital expenditures for 1996 were $30.2 million compared to $17.4 million for 1995, primarily due to the purchase of new equipment. For 1996, capital expenditures included $12.5 million related to the Pasadena Power Plant, $4.0 million for the purchase of geothermal leases for the Glass Mountain project, $3.1 million for the new rotor at the PG&E Unit 13 facility, $3.2 million for geothermal well drilling, $2.1 million for a reinjection pipeline at the Company's geothermal steam fields, and $5.4 million of capital expenditures at various cogeneration facilities.

     The Company continues to pursue the acquisition and development of new power generation projects. The Company expects to commit significant capital in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

     The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. The Company has not yet quantified the effect of adopting SFAS No. 128.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors
of Calpine Corporation:

     We have audited the accompanying consolidated balance sheets of Calpine Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sumas Cogeneration Company, L.P. ("Sumas"), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Sumas represents approximately 1% of the Company's total assets at December 31, 1996 and 1995. The Company has recorded income of $6.4 million and losses of $3.0 million and $2.9 million representing its share of the net income or loss of Sumas for the years ended December 31, 1996, 1995 and 1994, respectively. The financial statements of Sumas were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Sumas, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calpine Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 7, 1997

                      CALPINE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                          1996          1995
                                                                       ----------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  100,010     $ 21,810
  Accounts receivable
     from related parties............................................       2,826        2,177
     from others.....................................................      39,962       17,947
  Acquisition project receivables....................................         791        8,805
  Collateral securities, current portion.............................       5,470           --
  Interest receivable on collateral securities.......................       1,065           --
  Prepaid operating lease............................................      12,668           --
  Other current assets...............................................       8,395        5,491
                                                                       ----------     --------
          Total current assets.......................................     171,187       56,230
Property, plant and equipment, net...................................     650,053      447,751
Investments in power projects........................................      13,937        8,218
Collateral securities, net of current portion........................      89,806           --
Notes receivable from related parties................................      18,182       19,391
Notes receivable from Coperlasa......................................      17,961        6,394
Restricted cash......................................................      55,219        9,627
Other assets.........................................................      13,870        6,920
                                                                       ----------     --------
          Total assets...............................................  $1,030,215     $554,531
                                                                       ==========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of non-recourse project financing..................  $   30,627     $ 84,708
  Notes payable and short-term borrowings............................       6,865        1,177
  Accounts payable...................................................      18,363        6,876
  Accrued payroll and related expenses...............................       3,912        2,789
  Accrued interest payable...........................................       7,332        7,050
  Other accrued expenses.............................................       7,870        2,657
                                                                       ----------     --------
          Total current liabilities..................................      74,969      105,257
Long-term line of credit.............................................          --       19,851
Non-recourse project financing, net of current portion...............     278,640      190,642
Notes payable........................................................          --        6,348
Senior Notes.........................................................     285,000      105,000
Deferred income taxes, net...........................................     100,385       97,621
Deferred lease incentive.............................................      78,521           --
Other liabilities....................................................       9,573        4,585
                                                                       ----------     --------
          Total liabilities..........................................     827,088      529,304
                                                                       ----------     --------
Commitments and contingencies (Note 28)
Stockholders' equity
  Common stock, $0.01 par value per share; authorized 100,000,000 shares in 1996 and 33,760,000 shares in 1995; issued and
     outstanding 19,843,400 shares in 1996 and 10,387,693 shares in
     1995............................................................          20           10
  Additional paid-in capital.........................................     165,412        6,214
  Retained earnings..................................................      37,726       19,034
  Cumulative translation adjustment..................................         (31)         (31)
                                                                       ----------     --------
          Total stockholders' equity.................................     203,127       25,227
                                                                       ----------     --------
          Total liabilities and stockholders' equity.................  $1,030,215     $554,531
                                                                       ==========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1996           1995          1994
                                                          --------       --------       -------
Revenue:
  Electricity and steam sales...........................  $199,464       $127,799       $90,295
  Service contract revenue..............................     6,455          7,153         7,221
  Income (loss) from unconsolidated investments in power
     projects...........................................     6,537         (2,854)       (2,754)
  Interest income on loans to power projects............     2,098             --            --
                                                          --------       --------       -------
          Total revenue.................................   214,554        132,098        94,762
                                                          --------       --------       -------
Cost of revenue:
  Plant operating expenses..............................    61,894         33,162        14,944
  Depreciation..........................................    39,818         26,264        21,202
  Production royalties..................................    10,793         10,574        11,153
  Operating lease expense...............................     9,295          1,542            --
  Service contract expenses.............................     7,400          5,846         5,546
                                                          --------       --------       -------
          Total cost of revenue.........................   129,200         77,388        52,845
                                                          --------       --------       -------
Gross profit............................................    85,354         54,710        41,917
Project development expenses............................     3,867          3,087         1,784
General and administrative expenses.....................    14,696          8,937         7,323
Provision for write-off of project development costs....        --             --         1,038
                                                          --------       --------       -------
          Income from operations........................    66,791         42,686        31,772
Other (income) expense:
  Interest expense
     Related party......................................       894          1,663           375
     Other..............................................    44,400         30,491        23,511
  Other income, net.....................................    (6,259)        (1,895)       (1,988)
                                                          --------       --------       -------
     Income before provision for income taxes...........    27,756         12,427         9,874
  Provision for income taxes............................     9,064          5,049         3,853
                                                          --------       --------       -------
          Net income....................................  $ 18,692       $  7,378       $ 6,021
                                                          ========       ========       =======
Earnings per share:
  Weighted average shares outstanding...................    14,680             --            --
                                                          ========       ========       =======
  Earnings per share....................................  $   1.27             --            --
                                                          ========       ========       =======
As adjusted earnings per share assuming conversion of
  preferred stock:
  Weighted average shares outstanding...................        --         14,151            --
                                                          ========       ========       =======
  Earnings per share....................................        --       $   0.52            --
                                                          ========       ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                          PREFERRED STOCK    COMMON STOCK     ADDITIONAL              CUMULATIVE
                                          ---------------   ---------------    PAID-IN     RETAINED   TRANSLATION
                                          SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT    TOTAL
                                          ------   ------   ------   ------   ----------   --------   ----------   --------
Balance, December 31, 1993..............     --     $ --    10,388    $ 10     $  6,214    $ 7,235       $(31)     $ 13,428
  Dividend ($0.40 per share)............     --       --       --       --           --       (800)        --          (800)
  Net income............................     --       --       --       --           --      6,021         --         6,021
                                          ------    ----    ------     ---     --------    -------       ----      --------
Balance, December 31, 1994..............     --       --    10,388      10        6,214     12,456        (31)       18,649
  Dividend ($0.40 per share)............     --       --       --       --           --       (800)        --          (800)
  Net income............................     --       --       --       --           --      7,378         --         7,378
                                          ------    ----    ------     ---     --------    -------       ----      --------
Balance, December 31, 1995..............     --       --    10,388      10        6,214     19,034        (31)       25,227
  Issuance of preferred stock...........  5,000       50       --       --       49,950         --         --        50,000
  Conversion of preferred stock to
    common stock........................  (5,000)    (50)   2,179        3           47         --         --            --
  Issuance of common stock, net.........     --       --    7,276        7      109,172         --         --       109,179
  Tax benefit from stock options
    exercised...........................     --       --       --       --           29         --         --            29
  Net income............................     --       --       --       --           --     18,692         --        18,692
                                          ------    ----    ------     ---     --------    -------       ----      --------
Balance, December 31, 1996..............     --     $ --    19,843    $ 20     $165,412    $37,726       $(31)     $203,127
                                          ======    ====    ======     ===     ========    =======       ====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPLNE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                    1996           1995          1994
                                                                  ---------      --------      --------
Cash flows from operating activities:
  Net income...................................................   $  18,692      $  7,378      $  6,021
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net.........................      36,600        25,931        20,342
    Deferred income taxes, net.................................       2,028        (1,027)        3,180
    (Income) loss from unconsolidated investments in power
       projects................................................      (5,263)        2,854         2,754
    Provision for write-off of project development costs and
       other...................................................          --            --         1,038
    Change in operating assets and liabilities:
       Accounts receivable.....................................     (12,652)       (3,354)       (2,578)
       Acquisition project receivables.........................       8,014        (8,805)           --
       Other current assets....................................      (6,521)         (737)           79
       Accounts payable and accrued expenses...................      15,636         6,847         6,218
       Deferred revenue........................................       3,347        (2,434)       (2,858)
                                                                  ---------      --------      --------
         Net cash provided by operating activities.............      59,881        26,653        34,196
                                                                  ---------      --------      --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment.................     (24,057)      (17,434)       (7,023)
  Acquisition of Greenleaf, net of cash on hand................          --       (14,830)           --
  Watsonville transaction, net of cash on hand.................          --           494            --
  Acquisition of TPC, net of cash on hand......................          --            --       (62,770)
  Loans to Coperlasa...........................................     (12,926)       (6,062)           --
  (Increase) decrease in notes receivable......................       2,750          (286)      (13,556)
  Investment in collateral securities..........................     (98,446)           --            --
  King City transaction, net of cash on hand...................     (11,567)           --            --
  Maturities of collateral securities..........................       2,900            --            --
  Acquisition of Gilroy, net of cash on hand...................    (138,073)           --            --
  Capitalized project costs....................................      (5,887)       (1,258)         (175)
  Decrease (increase) in restricted cash.......................     (41,591)        1,186          (900)
  Other, net...................................................          63          (307)          (20)
                                                                  ---------      --------      --------
         Net cash used in investing activities.................    (326,834)      (38,497)      (84,444)
                                                                  ---------      --------      --------
Cash flows from financing activities:
  Payment of dividends.........................................          --          (800)         (800)
  Net borrowings from (repayments of) line of credit...........     (19,851)       19,851       (52,595)
  Borrowings from non-recourse project financing...............     119,760        76,026        60,000
  Repayments of non-recourse project financing.................     (84,708)      (79,388)      (12,735)
  Proceeds from short-term borrowings..........................      45,000         2,683         4,500
  Repayments of short-term borrowings..........................     (46,177)       (6,006)           --
  Proceeds from issuance of Senior Notes.......................     180,000            --       105,000
  Proceeds from issuance of preferred stock....................      50,000            --            --
  Proceeds from issuance of common stock.......................     109,208            --            --
  Financing costs..............................................      (8,079)       (1,239)       (3,921)
  Proceeds from note payable...................................          --            --         5,167
  Repayment of notes payable -- FMRP...........................          --            --       (36,807)
  Other, net...................................................          --            --        (1,200)
                                                                  ---------      --------      --------
         Net cash provided by financing activities.............     345,153        11,127        66,609
                                                                  ---------      --------      --------
Net increase (decrease) in cash and cash equivalents...........      78,200          (717)       16,361
Cash and cash equivalents, beginning of period.................      21,810        22,527         6,166
                                                                  ---------      --------      --------
Cash and cash equivalents, end of period.......................   $ 100,010      $ 21,810      $ 22,527
                                                                  =========      ========      ========
Supplementary information -- cash paid during the year for:
  Interest.....................................................   $  43,805      $ 32,162      $ 19,890
  Income taxes.................................................       6,947         4,294           683

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

     Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") are engaged in the development, acquisition, ownership and operation of power generation facilities in the United States and selected international markets. The Company has ownership interests in and operates geothermal steam fields, geothermal power generation facilities, and natural gas-fired cogeneration facilities in northern California and Washington. Each of the generation facilities produces electricity for sale to utilities. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. For the year ended December 31, 1996, primarily all electricity and steam sales revenue from consolidated subsidiaries was derived from sales to two customers in northern California (see
Note 27), of which 48% related to geothermal activities. In 1996, the Company began marketing power and energy services to utilities and other end users.

     In July 1996, the Company's Board of Directors authorized the reincorporation of the Company into Delaware in connection with the Company's initial public offering. In addition, the Board of Directors approved a stock split of approximately 5.194-for-1. On September 13, 1996, the reincorporation of the Company and the stock split became effective. The accompanying financial statements reflect the reincorporation and the stock split as if such transactions had been effective for all periods (see Note 24).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Calpine Corporation and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Prior to 1994, the Company acquired Calpine Geysers Company, L.P. ("CGC"). During 1994, the Company formed Calpine Thermal Power, Inc. ("Calpine Thermal") and Calpine Siskiyou Geothermal Partners, L.P. (see Notes 4 and 7, respectively). Calpine Thermal acquired Thermal Power Company ("TPC") during 1994. During 1995, the Company formed Calpine Greenleaf Corporation ("Calpine Greenleaf"), Calpine Monterey Cogeneration, Inc. ("CMCI") and Calpine Vapor, Inc. ("Calpine Vapor"). Calpine Greenleaf indirectly acquired two operating gas-fired cogeneration plants (see
Note 5) and CMCI acquired an operating lease for a gas-fired cogeneration facility (see Note 6). Calpine Vapor made loans to fund construction of new geothermal wells in Mexico (see Note 8). During 1996, the Company formed Calpine King City Cogen L.L.C. ("CKCC"), Calpine Gilroy Cogen, L.P. ("Gilroy"), and Pasadena Cogeneration, L.P. CKCC completed an operating lease transaction for a gas-fired cogeneration plant (see Note 9) and Calpine Gilroy acquired the assets of a gas-fired cogeneration plant in California (see Note 10). In December 1996, Pasadena Cogeneration entered into an energy sales agreement and will construct a 240 megawatt gas-fired power plant (see Note 11).

     Accounting for Jointly Owned Geothermal Properties -- The Company uses the proportionate consolidation method to account for TPC's 25% interest in jointly owned geothermal properties. TPC has a steam sales agreement with Pacific Gas and Electric Company ("PG&E") pursuant to which the steam derived from its interest in the properties is sold (see Note 4).

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to future development costs and total productive resources of the geothermal facilities (see Property, Plant and Equipment and Note 7), the estimated "free steam" liability (see Note 3), receivables which the Company believes to be collectible (see Note 15) and the realization of deferred income taxes (see Note 21). Additionally, the Company believes that certain industry restructuring

                      CALPINE CORPORATION AND SUBSIDIARIES

(see Note 28, Regulation and CPUC Restructuring) will not have a material effect on existing power service agreements ("PSA") and, accordingly, will not have a material effect on existing business or results of operations.

     Revenue Recognition -- Revenue from electricity and steam sales is recognized upon transmission to the customer. Revenues from contracts entered into or acquired since May 21, 1992 are recognized at the lesser of amounts billable under the contract or amounts recognizable at an average rate over the term of the contract. The Company's power sales agreements related to CGC were entered into prior to May 1992. Had the Company applied this principle, the revenues of the Company recorded for the years ended December 31, 1996, 1995 and 1994, would have been approximately $16.1 million, $12.6 million, and $11.9 million less, respectively.

     The Company performs operations and maintenance services for all projects in which it has an interest, except for TPC and the geothermal investment in Mexico. Revenue from investees is recognized on these contracts when the services are performed. Revenue from consolidated subsidiaries is eliminated in consolidation.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

     Restricted Cash -- The Company is required to maintain cash balances that are restricted by provisions of its debt agreements and by regulatory agencies. The Company's debt agreements specify restrictions based on debt service payments and drilling costs for the following year. Regulatory agencies require cash to be restricted to ensure that funds will be available to restore property to its original condition. Restricted cash is invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents for the purposes of the statements of cash flows.

     Investment in Collateral Securities -- The Company's investments in collateral securities are related to the King City transaction (see Note 9) and are classified as held-to-maturity and stated at amortized cost. The investments in debt securities mature at various dates through August 2018 in amounts equal to a portion of the lease payment. The fair value of held-to-maturity securities was determined based on the quoted market prices at the reporting date for the securities.

     The components of held-to-maturity securities by major security type as of December 31, 1996 are as follows (in thousands):

                                                                                   UNREALIZED
                                                      AMORTIZED     AGGREGATE       HOLDING
                                                        COST        FAIR VALUE       GAINS
                                                      ---------     ----------     ----------
        Debt securities issued by the United
          States....................................   $54,826       $ 56,737        $1,911
        Corporate debt securities...................    40,450         40,499            49
                                                       -------        -------        ------
                                                       $95,276       $ 97,236        $1,960
                                                       =======        =======        ======

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts / notes receivable. The Company's cash accounts are held by eight major financial institutions. The Company's accounts / notes receivable are concentrated within entities engaged in the energy industry, mainly within the United States, some of which are related parties. Certain of the Company's notes receivable are with a company in Mexico (see Note 15).

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost less accumulated depreciation and amortization.

                      CALPINE CORPORATION AND SUBSIDIARIES

     The Company capitalizes costs incurred in connection with the development of geothermal properties, including costs of drilling wells and overhead directly related to development activities, together with the costs of production equipment, the related facilities and the operating power plants. Geothermal properties include the value attributable to the geothermal resources of CGC and all of the property, plant and equipment of Calpine Thermal. Proceeds from the sale of geothermal properties are applied against capitalized costs, with no gain or loss recognized.

     Geothermal costs, including an estimate of future development costs to be incurred and the estimated costs to dismantle, are amortized by the units of production method based on the estimated total productive output over the estimated useful lives of the related steam fields. Depreciation of the buildings and roads is computed using the straight-line method over their estimated useful lives. It is reasonably possible that the estimate of useful lives, total units of production or total capital costs to be amortized using the units of production method could differ materially in the near term from the amounts assumed in arriving at current depreciation expense. These estimates are affected by such factors as the ability of the Company to continue selling steam and electricity to customers at estimated prices, changes in prices of alternative sources of energy such as hydro-generation and gas, and changes in the regulatory environment.

     Gas-fired power production facilities include the cogeneration plants and related equipment and are stated at cost. Depreciation is recorded utilizing the straight-line method over the estimated original useful life of up to thirty years. The value of the above-market pricing provided in PSAs acquired is recorded in property, plant and equipment and is amortized over the life of the PSA or operating lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in the results of operations.

     As of December 31, 1996 and 1995, the components of property, plant and equipment are as follows (in thousands):

                                                                   1996         1995
                                                                 --------     --------
        Geothermal properties..................................  $297,002     $296,495
        Buildings, machinery and equipment.....................   277,572      198,358
        Power sales agreement..................................   145,957           --
        Miscellaneous assets...................................    11,287        2,425
                                                                 --------     --------
                                                                  731,818      497,278
        Less accumulated depreciation and amortization.........   100,674       60,511
                                                                 --------     --------
                                                                  631,144      436,767
        Land...................................................       754          754
        Construction in progress...............................    18,155       10,230
                                                                 --------     --------
          Property, plant and equipment, net...................  $650,053     $447,751
                                                                 ========     ========

     Investments in Power Projects -- The Company accounts for its unconsolidated investments in power projects under the equity method. The Company's share of income from these investments is calculated according to the Company's equity ownership or in accordance with the terms of the appropriate partnership agreement (see Note 14).

     Capitalized Project Costs -- The Company capitalizes project development costs upon the execution of a memorandum of understanding or a letter of intent for a power or steam sales agreement. These costs include

                      CALPINE CORPORATION AND SUBSIDIARIES
professional services, salaries, permits and other costs directly related to the development of a new project. Outside services and other third-party costs are capitalized for acquisition projects. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and amortized over the estimated useful life of the project. Capitalized project costs are charged to expense when the Company determines that the project will not be consummated or is impaired.

     Earnings Per Share and As Adjusted Earnings Per Share -- For the calendar year ending after the Company's initial public offering in September 1996, net income per share was computed using the weighted average number of common and common equivalent shares using the treasury stock method for outstanding stock options. Net income per share also gives effect to common equivalent shares from convertible preferred shares from the original date of issuance that automatically converted upon completion of the Company's initial public offering (using the if-converted method).

     For the year ended December 31, 1995, as adjusted net income per share was computed using the weighted average number of common equivalent shares, which includes the net additional number of shares which would be issuable upon the exercise of outstanding stock options, assuming the Company used the proceeds received to purchase additional shares at an assumed public offering price. Net income per share also gives effect to common equivalent shares from preferred stock that converted upon the closing of the Company's initial public offering assuming such shares were outstanding from the beginning of the period in accordance with Securities and Exchange Commission staff policy. Earnings per share prior to 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with its initial public offering.

     Power Marketing -- The Company, through its wholly owned subsidiary Calpine Power Services Company ("CPSC"), markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes option agreements to manage its exposure to market fluctuations. At December 31, 1996, CPSC held forward sales and purchase contracts with notional quantities of approximately 724,000 megawatt hours and 631,600 megawatt hours, respectively.

     Net open positions may exist due to the origination of new transactions and the Company's evaluation of changing market conditions. The open position exposes the Company to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed. The impact of such fluctuations on the Company's financial position is not necessarily indicative of the impact of price fluctuations throughout the year. CPSC values its portfolio using the aggregate lower of cost or market method. An allowance is recorded currently for net aggregate losses of the entire portfolio resulting from the effect of market changes on the net open positions. Net gains are recognized when realized.

     With respect to open power contracts, CPSC has established certain reserves and allowances, principally for adverse changes in market conditions prior to termination of the commitments. At December 31, 1996, the Company had recorded allowances of approximately $917,000 which is included in Service contract revenue in the accompanying consolidated statement of operations.

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

     Impact of Recent Accounting Pronouncements -- In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever

                      CALPINE CORPORATION AND SUBSIDIARIES
events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair market value of the asset. The Company adopted SFAS No. 121 effective January 1, 1996, and determined that adoption of this pronouncement had no material impact on the results of operations or financial condition as of January 1, 1996.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. The Company has not yet quantified the effect of adopting SFAS No. 128.

     Reclassifications -- Prior years' amounts in the consolidated financial statements have been reclassified where necessary to conform to the 1996 presentation.

3.  CALPINE GEYSERS COMPANY, L.P.

     CGC, a wholly owned subsidiary of the Company, is the owner of two operating geothermal power plants and their respective steam fields, Bear Canyon and West Ford Flat, and three geothermal steam fields, which provide steam to PG&E's Unit 13 and Unit 16 power plants and to Sacramento Municipal Utility District's ("SMUD") geothermal power plant. The power plants and steam fields are located in The Geysers area of northern California. Electricity from CGC's two operating geothermal power plants is sold to PG&E under 20-year agreements.

     Under the PG&E Unit 16 and the SMUD agreements, if the quantity of steam delivered is less than 50% of the units' capacities, then neither PG&E nor SMUD is required to make payment for steam delivered during such month until the cost of the affected power plant has been completely amortized. Further, both PG&E and SMUD can terminate their agreements with written notice under conditions specified in the agreement if further operation of the plants becomes uneconomical. In the event that CGC terminates the agreements, PG&E or SMUD may require CGC to assign them all rights, title and interest to the wells, lands and related facilities. In consideration for such an assignment to SMUD, SMUD shall reimburse CGC for its original costs net of depreciation for any associated materials or facilities.

     CGC revenues from sales of steam were calculated considering a future period when steam would be delivered without receiving corresponding revenue. The estimated "free steam" obligation was recorded at an average rate over future steam production as deferred revenue in 1993. As of December 31, 1993, the Company had deferred revenue of $8.6 million. During 1994, based on estimates and analyses performed, the Company determined that these deliveries would no longer be required for a customer and reversed approximately $5.9 million of its deferred revenue liability. This reversal was recorded as a $1.9 million purchase price reduction to property, plant and equipment, with the remaining $4.0 million as an increase in revenue. Concurrently, $800,000 of the revenue increase was reserved for future construction of gathering systems required for future production of the steam fields, with the offset recorded in property, plant and equipment.

     In October 1994, PG&E agreed to the termination of the free steam provision for one of the geothermal steam fields. During 1995, CGC took additional measures regarding future capital commitments and other

                      CALPINE CORPORATION AND SUBSIDIARIES
actions which will increase steam production and, based on additional analyses and estimates performed, the Company recognized the remaining $2.7 million of previously deferred revenue.

     On April 19, 1993, the Company acquired Freeport-McMoRan Resource Partners, L.P.'s ("FMRP") interest in CGC for $23.0 million in cash and non-recourse notes payable to FMRP totaling $40.5 million. On February 17, 1994, the Company exercised its option to prepay the notes utilizing a discount rate of 10% by paying $36.9 million including interest in full satisfaction of its obligations under the FMRP notes. The difference between the original carrying amount of the notes and the prepayment was recorded as an adjustment to the purchase price.

4.  CALPINE THERMAL POWER, INC.

     On September 9, 1994, Calpine Thermal acquired the outstanding capital stock of TPC for a total purchase price of $66.5 million, consisting of a $60.0 million cash payment and the issuance by Calpine of a non-interest bearing promissory note to Natomas in the amount of $6.5 million (discounted to $5.2 million), which is due September 9, 1997. Calpine received payments of $3.0 million from the seller, which represented cash from TPC's operations for the period from July 1, 1994 to September 8, 1994. These payments were treated as purchase price adjustments.

     Calpine Thermal owns a 25% undivided interest in certain producing geothermal steam fields located at The Geysers area of northern California. Union Oil Company of California owns the remaining 75% interest in the steam fields, which deliver geothermal steam to twelve operating plants owned by PG&E. The steam fields currently provide the twelve operating plants with sufficient steam to generate approximately 604 megawatts of electricity.

     Steam from Calpine Thermal's steam field is sold to PG&E under a steam sales agreement. In addition, Calpine Thermal receives a monthly capacity maintenance fee, which provides for effluent disposal costs and facilities support costs, and a monthly fee for PG&E's right to curtail its power plants. The steam price, capacity maintenance and curtailment fees are adjusted annually. Calpine Thermal is required to compensate PG&E for the unused capacity of its geothermal power plants due to insufficient field capacities of its steam supply (offset payment).

     In accordance with the steam sales agreement, PG&E may curtail the power plants which receive steam from the Union Oil/Calpine Thermal Steam Fields in order to produce energy from lower cost sources. However, PG&E is constrained by its contractual obligation to operate all the power plants at a minimum of 40% of the field capacity during any given year. During 1995 and 1996, Calpine Thermal experienced extensive curtailments of steam production due to low gas prices and abundant hydro power.

     In March 1996, the Company and Union Oil entered into an alternative pricing agreement with PG&E for any steam produced in excess of 40% of average field capacity as defined in the steam sales contract. The alternative pricing agreement is effective through December 31, 2000. Under the alternative pricing agreement, PG&E has the option to purchase a portion of the steam PG&E would likely curtail under the existing steam sales agreement. The price for this portion of steam will be set by the Company and Union Oil with the intent that it be at competitive prices.

     The steam sales agreement between Calpine Thermal and PG&E terminates two years after the closing of the last PG&E operating unit. PG&E may terminate the agreement upon a one-year written notice to Calpine Thermal. In the event the agreement is terminated by PG&E, Calpine Thermal has the right to purchase PG&E's facilities at PG&E's unamortized cost. Calpine Thermal will provide capacity maintenance services for five years after termination by PG&E or closure of the last PG&E operating unit. Alternatively, Calpine Thermal may terminate the agreement upon a two-year written notice to PG&E. PG&E has the right to take assignment of Calpine Thermal's facilities on the date of termination. In such a case, Calpine Thermal would generally continue to pay offset payments for 36 months following the date of termination.

                      CALPINE CORPORATION AND SUBSIDIARIES

5.  CALPINE GREENLEAF CORPORATION

     On April 21, 1995, Calpine Greenleaf acquired the outstanding capital stock of Portsmouth Leasing Corporation, LFC No. 38 Corp. and LFC No. 60 Corp. (collectively, the "Acquired Companies") for $80.5 million. The purchase price included a cash payment of $20.3 million and the assumption of project debt totaling $60.2 million. In April 1996, the Company finalized the purchase price.

     The acquisition was accounted for as a purchase, and the purchase price has been allocated to the acquired assets and liabilities based on their estimated fair values. The adjusted allocation of the purchase price is as follows (in thousands):

        Current assets....................................................  $  6,572
        Property, plant and equipment.....................................   122,545
                                                                            ---------
             Total assets.................................................   129,117
                                                                            ---------
        Current liabilities...............................................    (1,079)
        Deferred income taxes, net........................................   (46,580)
                                                                            ---------
          Total liabilities...............................................   (47,659)
                                                                            ---------
        Net purchase price................................................  $ 81,458
                                                                            =========

     The Acquired Companies own 100% of the assets of two 49.5 megawatt natural gas-fired cogeneration facilities Greenleaf 1 and Greenleaf 2 (collectively, the "Greenleaf Power Plants"), located in Yuba City in northern California. Electrical energy generated by the Greenleaf Power Plants is sold to PG&E pursuant to two long-term PSAs (expiring in 2019) at prices equal to PG&E's full short-run avoided operating costs, adjusted annually. The PSA also includes payment provisions for firm capacity payments through 2019 for up to 49.2 megawatts on each unit and as-delivered capacity on excess deliveries. PG&E, at its discretion, may curtail purchases of electricity from the Greenleaf Power Plants due to hydro-spill or uneconomic cost conditions. The thermal energy generated is used by thermal hosts adjacent to the Greenleaf Power Plants.

     Gas for the Greenleaf Power Plants is supplied by Montis Niger, Inc. ("MNI"). On January 31, 1997, the Company purchased MNI for $7.5 million.

6.  CALPINE MONTEREY COGENERATION, INC.

     On June 29, 1995, CMCI acquired a 14.5-year operating lease (through December 2009) for a 28.5 megawatt natural gas-fired cogeneration power plant located in Watsonville, California. The Company acquired the operating lease from Ford Motor Credit Company for $900,000. The Watsonville Power Plant sells electricity to PG&E under a 20-year PSA, generally at prices equal to PG&E's full short-run avoided operating costs. Basic and contingent lease rental payments are described in Note 26. The power plant also provides steam to two local food processing plants. The Company also provides project and fuels management services.

7.  CALPINE SISKIYOU GEOTHERMAL PARTNERS, L.P.

     In 1994, the Company formed a partnership with Trans-Pacific Geothermal Corporation ("TGC") to build a geothermal power generation facility located at Glass Mountain in northern California. TGC had previously signed a memorandum of understanding ("MOU") with Bonneville Power Administration ("BPA") and the Springfield, Oregon Utility Board ("SUB") to develop the project at Vale, Oregon. BPA and SUB consented in August 1994 to the assignment of the MOU to the partnership and the relocation of the project to Glass Mountain. The MOU contemplated execution of a 45-year power purchase agreement subject to satisfaction of certain conditions precedent and included an option for an additional 100 megawatts. The partnership is consolidated as the Company owns a controlling interest.

                      CALPINE CORPORATION AND SUBSIDIARIES

     In December 1996, the partnership and BPA entered into a settlement agreement which restructured the rights and obligations of the parties. In return for the payment of $12.0 million by BPA to the partnership and the grant by the partnership to BPA of future options to purchase power at Glass Mountain, the partnership and BPA terminated the MOU and certain ancillary agreements. In addition, BPA will pay the partnership additional consideration should certain future events occur related to the ongoing environmental review of the Glass Mountain project. Following the settlement with BPA, TGC withdrew from the partnership.

     Of the $12.0 million received by the partnership in December 1996, $4.7 million was allocated to TGC, of which $3.0 million was received by the Company in payment of a loan (see Note 15). Previously capitalized project costs were charged to expense, and no significant gain or loss was included in net income for the year 1996.

     At December 31, 1996, the Company had $4.0 million of geothermal leases at Glass Mountain recorded as Property, plant and equipment, net in the accompanying consolidated balance sheet. The Company is continuing to pursue the development of Glass Mountain, and expects to recover the cost of such leases from the future development of the resource.

8.  CALPINE VAPOR, INC.

     In November 1995, Calpine Vapor entered into agreements with Constructora y Perforadora Latina, S.A. de C.V. ("Coperlasa") and certain Mexican bank lenders to loan funds to Coperlasa in connection with a geothermal steam production contract at the Cerro Prieto geothermal resource in Baja California, Mexico. The resource currently produces electricity from geothermal power plants owned and operated by Comision Federal de Electricidad ("CFE"), Mexico's national utility. The steam field contract is between Coperlasa and CFE. Calpine Vapor loaned $18.5 million to Coperlasa, and received fees for technical services provided to the project. At December 31, 1996, notes receivable (see Note 15) totaled $18.0 million. The Company is deferring the recognition of income on this loan until the Cerro Prieto project generates sufficient cash flows available for distribution to support the collectibility of interest earned.

     In December 1995, Calpine Vapor also paid $1.5 million for an option to purchase an equity interest in Coperlasa. The option is being amortized over the estimated repayment period of the Coperlasa loan and is included in Other assets.

9.  KING CITY TRANSACTION

     In April 1996, the Company entered into a long-term operating lease with BAF Energy, A California Limited Partnership ("BAF"), for a 120 megawatt natural gas-fired cogeneration power plant located in King City, California. The power plant generates electricity for sale to PG&E pursuant to a long-term PSA through 2019 and provides steam to a vegetable processing plant.

     The Company makes semi-annual lease payments to BAF on each February 15 and August 15, a portion of which is supported by a $95.0 million collateral fund owned by the Company. The collateral fund consists of investment grade and U.S. Treasury Securities that mature serially in amounts equal to a portion of the lease payment. The collateral fund securities are classified as held-to-maturity investments (see Note 2). As of December 31, 1996, future rent payments are $24.4 million for 1997, $23.8 million for 1998, $19.4 million for 1999, $20.1 million for 2000, $20.8 million for 2001, and $183.2 million thereafter. Included in the accompanying December 31, 1996 balance sheet is approximately $12.7 million of unamortized prepaid lease costs.

     The Company recorded the value of the above-market pricing provided in the PSA as an asset which is included in property, plant and equipment. The Company has also recorded a deferred lease incentive of $78.5 million at December 31, 1996 equal to the value of the above-market payments to be received. The asset and liability are being amortized over the life of the power sales agreement and lease, respectively.

                      CALPINE CORPORATION AND SUBSIDIARIES

10.  GILROY TRANSACTION

     On August 29, 1996, the Company acquired a 120 megawatt natural gas-fired cogeneration power plant located in Gilroy, California. The cost of the Gilroy Power Plant was $125.0 million plus certain contingent consideration, which is expected to be $24.1 million. The Company recorded the value of the above-market pricing provided in the PSA of $82.1 million as an asset which is included in Property, plant and equipment.

     Electricity generated by the Gilroy Power Plant is sold to PG&E pursuant to a long-term PSA terminating in 2018. The PSA contains payment provisions for capacity and energy. The Gilroy power plant also produces and sells thermal energy to ConAgra, Inc.

Pro Forma Consolidated Results

     The following unaudited pro forma consolidated results for the Company give effect to (i) the King City Transaction and (ii) the Gilroy Transaction as if such transactions had occurred on January 1, 1996; unaudited pro forma consolidated results are also provided for the effects of the above transactions, and (iii) the Watsonville operating lease acquired on June 28, 1995, and (iv) the Greenleaf Transaction, as if such transactions had occurred on January 1, 1995 (in thousands, except per share amounts):

                                                                   1996         1995
                                                                 --------     --------
        Revenue................................................  $237,924     $221,447
        Net income.............................................  $ 18,954     $ 11,288
        Earnings per share.....................................  $   1.29     $   0.80

11.  PASADENA COGENERATION PROJECT

     The Company has entered into a development agreement with Phillips Petroleum Company ("Phillips") to construct and operate a 240 megawatt gas-fired cogeneration project at the Phillips Houston Chemical Complex ("HCC") located in Pasadena, Texas. In December 1996, the Company entered into an Energy Sales Agreement with Phillips pursuant to which Phillips will purchase all of HCC's steam and electricity requirements of approximately 90 megawatts. It is anticipated that the remainder of available electricity output will be sold into the competitive market. The Company provided a $3.0 million letter of credit to Phillips to secure the performance under the project development agreement. The Company also entered into a credit agreement with ING U.S. Capital Corporation to provide $98.6 million of non-recourse project financing. In accordance with the credit agreement, the Company contributed $53.1 million in cash to the project, of which the remaining $41.0 million is included in Restricted cash in the accompanying consolidated balance sheet. The Company commenced construction in February 1997, with commercial operation scheduled to begin in October 1998. There can be no assurances that the Company will be successful in completing any additional PSAs or that the anticipated schedule for construction will be met.

12.  ACCOUNTS RECEIVABLE

     At December 31, 1996, accounts receivable of $42.8 million included $1.9 million to be received from the Los Angeles Department of Water and Power for reimbursement of costs related to the Coso development project incurred by the Company in prior years. Such amount was received in 1997.

                      CALPINE CORPORATION AND SUBSIDIARIES

     Accounts receivable from related parties at December 31, 1996 and 1995 include the following (in thousands):

                                                                      1996       1995
                                                                     ------     ------
        O.L.S. Energy-Agnews, Inc..................................  $  687     $  806
        Geothermal Energy Partners, Ltd. ..........................     350        462
        Sumas Cogeneration Company, L.P............................     590        908
        Electrowatt Ltd. and subsidiaries..........................   1,199          1
                                                                     ------     ------
                                                                     $2,826     $2,177
                                                                     ======     ======

     At December 31, 1996, the $1.2 million receivable from Electrowatt Ltd. was for reimbursement of costs for the sale of Electrowatt's ownership of Calpine common stock during the Company's initial public offering.

13.  ACQUISITION PROJECT RECEIVABLES

     In connection with an unsuccessful bid to acquire O'Brien Environmental Energy, Inc. ("OEE") in 1995 through the U.S. Bankruptcy Court, the Company incurred and capitalized project acquisition costs. On November 8, 1996, the court denied Calpine's application for approval of such costs and fees and the Company recorded a $3.7 million loss for unrecoverable amounts (included in Other income, net in the accompanying consolidated statement of operations). The Company is appealing the court's decision.

     The Company also purchased $1.9 million of accounts receivable from two subsidiaries of OEE. Payments were made to the Company based on cash availability for each subsidiary. In February 1996, the Company received approximately $1.1 million against these receivables.

     The Company purchased for $900,000 from Stewart & Stevenson, Inc. ("S&S") a participation interest in a $1.0 million note issued by OEE. The Company received principal plus accrued interest in 1996.

     The Company purchased all of S&S's rights and obligations in a Subordinated Loan Agreement and Note between S&S and O'Brien (Newark) Cogeneration, Inc. The purchase price was $2.8 million and the notes bore interest at prime plus 2.0%. The Company received principal plus accrued interest in 1996.

14.  INVESTMENTS IN POWER PROJECTS

     The Company has unconsolidated investments in power projects which are accounted for under the equity method. Financial information related to these investments is as follows (in thousands):

                                                        SUMAS            O.L.S.         GEOTHERMAL
                                                     COGENERATION       ENERGY-           ENERGY
                                                       COMPANY,         AGNEWS,         PARTNERS,
                                                         L.P.             INC.             LTD.
                                                     ------------     ------------     ------------
    1996
    Operating revenue..............................    $ 44,092         $ 11,023         $ 22,302
    Net income (loss)..............................       8,494             (840)           6,367
    Assets.........................................     129,273           37,160           69,249
    Liabilities....................................     125,652           36,711           38,304
    Company's percentage ownership.................          (a)             20%               5%
    Equity investments in power projects...........      11,382              124            1,556
    Project development costs......................         875               --               --
                                                       --------          -------          -------
    Total investments in power projects............      12,257              124            1,556
                                                       ========          =======          =======
    Company's share of net income (loss)...........    $  6,396         $   (190)        $    331
                                                       ========          =======          =======

                      CALPINE CORPORATION AND SUBSIDIARIES

                                                        SUMAS            O.L.S.         GEOTHERMAL
                                                     COGENERATION       ENERGY-           ENERGY
                                                       COMPANY,         AGNEWS,         PARTNERS,
                                                         L.P.             INC.             LTD.
                                                     ------------     ------------     ------------
    1995
    Operating revenue..............................    $ 31,526         $ 10,779         $ 21,676
    Net income (loss)..............................      (6,098)            (483)           5,538
    Assets.........................................     122,802           40,330           76,017
    Liabilities....................................     123,377           39,034           51,439
    Company's percentage ownership.................          (a)              20%               5%
    Equity investments in power projects...........       5,763              314            1,229
    Project development costs......................         912               --               --
                                                       --------          -------          -------
    Total investments in power projects............       6,675              314            1,229
                                                       ========          =======          =======
    Company's share of net income (loss)...........    $ (3,049)        $    (82)        $    227
                                                       ========          =======          =======

                                                        SUMAS            O.L.S.         GEOTHERMAL
                                                     COGENERATION       ENERGY-           ENERGY
                                                       COMPANY,         AGNEWS,         PARTNERS,
                                                         L.P.             INC.             LTD.
                                                     ------------     ------------     ------------
    1994
    Operating revenue..............................    $ 32,060         $ 11,985         $ 21,721
    Net income (loss)..............................      (5,777)            (415)           5,548
    Assets.........................................     130,148           42,596           77,081
    Liabilities....................................     124,625           40,864           58,041
    Company's percentage ownership.................          (a)              20%               5%
    Equity investments in power projects...........       8,812              396              952
    Project development costs......................         946                8               --
                                                       --------          -------          -------
    Total investments in power projects............       9,758              404              952
                                                       ========          =======          =======
    Company's share of net income (loss)...........    $ (2,888)        $   (143)        $    277
                                                       ========          =======          =======

---------------
(a) Distributions will be made out of operating income after certain required deposits are made and certain minimum balances are met. After receiving certain preferential distributions, the Company will have a 50% interest in the profits and losses of Sumas until earning a 24.5% pre-tax cumulative return on its investment, at which time the Company's interest in Sumas will be reduced to 11.33%.

     Sumas Cogeneration Company, L.P. -- Sumas Cogeneration Company, L P. ("Sumas") is a Delaware limited partnership formed between Sumas Energy, Inc. ("SEI"), a Washington State Subchapter S corporation, and Whatcom Cogeneration Partners, L.P. ("Whatcom"), a wholly owned partnership of the Company. SEI is the general partner and Whatcom is the limited partner. Sumas has a wholly owned Canadian subsidiary, ENCO Gas, Ltd. ("ENCO"), which is incorporated in New Brunswick, Canada.

     Sumas owns and operates a 125 megawatt natural gas-fired cogeneration power plant. In connection with the Sumas power plant is a lumber dry kiln facility and a 3.5 mile private natural gas pipeline. ENCO acquired, developed and is operating a portfolio of proven natural gas reserves in British Columbia and Alberta, Canada to provide a dedicated fuel supply for the Sumas Power Plant.

     Sumas produces and sells electrical energy to Puget Sound Power & Light Company ("Puget") under a 20-year agreement for an average 123 megawatts. Sumas leases the dry kiln facility and sells steam to Socco, Inc. ("Socco"), a custom lumber drying operation owned by an affiliated individual.

                      CALPINE CORPORATION AND SUBSIDIARIES

     Construction financing was provided through a $95.2 million construction and term loan agreement with The Prudential Insurance Company of America ("Prudential") and Credit Suisse, an affiliate of the Company. In addition, ENCO has a $24.8 million loan agreement with Prudential and Credit Suisse. On May 25, 1993, the entire $120.0 million was converted to a term loan.

     In addition, the Company provides operations and maintenance services to Sumas and receives a fixed fee of $1.1 million per year adjusted annually for inflation, an annual base fee of $150,000 per year also adjusted annually for inflation and certain other reimbursable expenses. The Company is entitled to an annual performance bonus of up to $400,000 based upon the achievement of certain performance levels. This arrangement will expire upon the date Whatcom receives its 24.5% pre-tax return or 10 years, subject to renewal terms, whichever is later. The Company recorded revenue of approximately $2.0 million, $2.0 million, and $1.9 million associated with this arrangement during the years ended December 31, 1996, 1995 and 1994, respectively.

     O.L.S. Energy-Agnews, Inc. -- The Company has a 20% interest in O.L.S. Energy-Agnews, Inc., a joint venture with GATX Capital Corporation, which owns and operates a 29 megawatt gas-fired combined-cycle cogeneration facility at the State-owned Agnews Developmental Center ("Center") in San Jose, California. The cogeneration plant provides the Center with all of its thermal and electric requirements. Excess electricity is sold to PG&E under a Standard Offer No. 4 contract. The Company's original investment was $1.8 million.

     In addition to its interest as stated above, the Company has been contracted by the joint venture to provide operations and maintenance services at cost plus overhead and fees, as specified. The Company recorded revenue of $2.0 million, $1.5 million, and $1.4 million associated with this service agreement and for other services provided to the joint venture for the years ended December 31, 1996, 1995 and 1994, respectively.

     In January 1990, O.L.S Energy-Agnews, Inc. entered into a credit agreement with Credit Suisse providing for a $28.0 million loan. The loan is secured by all of the assets of the Agnews Power Plant and bears interest on the unpaid principal balance based on the London Interbank Offered Rate ("LIBOR") plus a margin rate varying between 0.05% and 1.5%.

     Geothermal Energy Partners, Ltd. -- During 1989, the Company acquired a 5% interest in Geothermal Energy Partners Ltd. ("GEP"). GEP was established in 1988 to develop, finance and construct a 20 megawatt geothermal power production facility located in The Geysers area of northern California. The facility began operations on June 6, 1989.

     In addition to its interest as stated above, the Company has been contracted by GEP to provide operations and maintenance services at cost plus overhead and fees, as specified. The Company recorded revenue of $4.0 million, $3.5 million and $3.7 million associated with this service agreement to GEP for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company accounts for its investment in GEP under the equity method because control of the project is deemed to be shared under the terms of the partnership agreement, and the Company has significant influence over the operation of the venture.

15.  NOTES RECEIVABLE

     In May 1993, in accordance with the Sumas partnership agreement, the Company was entitled to receive a distribution of $1.5 million and SEI, the Company's partner in Sumas, was required to make a capital contribution of $1.5 million. In order to meet SEI's $1.5 million capital contribution requirement, the Company loaned $1.5 million to the sole shareholder of SEI, who in turn loaned the funds to SEI, who in turn contributed the capital to Sumas. The loan bears interest at 20% and is secured by a security interest in the loan between SEI and its sole shareholder. The Company will receive payments of 50% of SEI's cash

                      CALPINE CORPORATION AND SUBSIDIARIES
distributions from Sumas. The payments will first reduce any accrued and unpaid interest and then reduce the principal balance. On May 25, 2003, all unpaid principal and interest is due.

     In March 1994, the Company loaned $10.0 million to the sole shareholder of SEI. The loan matures in 10 years and bears interest at 16.25%. The loan is secured by a pledge to Calpine of SEI's interest in Sumas. In order to provide for the payment of principal and interest on the loan, an additional 12 1/2% of the cash flow generated by Sumas was assigned to Calpine. The Company deferred the recognition of interest income from these notes until Sumas generated net income. In 1996, the Company recognized a total of $2.1 million of interest income related to the above two loans, which represents the portion of Sumas' earnings not recognized by Calpine related to its equity investment in Sumas.

     In August 1994, the Company entered into a loan agreement providing for loans up to $4.8 million to Trans-Pacific Geothermal Glass Mountain Ltd. ("TGGM"), a subsidiary of TGC (see Note 7). The loan bore interest at 10% and had a maturity date which was based on certain future events. The loan was secured by a pledge to Calpine of the partner's interest in the Glass Mountain project. The Company was deferring the recognition of income from this note until the Glass Mountain project generated sufficient income to support the collectibility of interest earned. At December 1, 1996, $4.1 million was outstanding. In December 1996, the Company received $3.0 million from TGGM in payment of the loan and recorded a $1.1 million loss for uncollectible amounts, which was included in Other income, net (see Note 7).

     As of December 31, 1996, Calpine Vapor had notes receivable of $18.0 million from Coperlasa and associated unamortized loan acquisition fees of $1.1 million (see Note 8). Interest accrues on the outstanding notes receivable at approximately 18.9%. The Company is deferring the recognition of income from this note until the Cerro Prieto project generates sufficient cash flows available for distribution to support the collectibility of interest earned.

16.  REVOLVING CREDIT FACILITY AND LINES OF CREDIT

     At December 31, 1996, the Company had a $50.0 million three-year credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. As of December 31, 1996, the Company had no borrowings and $5.9 million of letters of credit outstanding, which reflect $3.0 million to secure performance with the Pasadena Power Plant and $2.9 million related to operating expenses at CMCI. Borrowings bear interest at The Bank of Nova Scotia's base rate or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly, based on the principal amount outstanding during the period for base rate loans, and on the last day of each applicable interest period, but not less often than 90 days, for LIBOR loans. The credit agreement expires in September 1999. The credit agreement specified that the Company maintain certain covenants with which the Company was in compliance. Commitment fees related to this line of credit are charged based on 0.50% of committed unused credit.

     At December 31, 1995, the Company had a $50.0 million credit facility with Credit Suisse (whose parent company owns approximately 44.9% of Electrowatt Ltd. ("Electrowatt"), the former indirect sole owner of the Company prior to the initial public offering on September 25, 1996). At December 31, 1995, the Company had $19.9 million of borrowings outstanding, bearing interest at LIBOR plus 0.5% (6.4% at December 31, 1995). Interest could be paid at either LIBOR or the Credit Suisse base rate, plus applicable margins in both cases. The credit agreement specified that the Company maintain certain covenants with which the Company was in compliance. The Company terminated its Credit Suisse credit facility on September 25, 1996.

     At December 31, 1996, the Company had a loan facility with available borrowings totaling $1.2 million. There were no borrowings and $900,000 of letters of credit outstanding as of December 31, 1996. At December 31, 1995, the Company had three loan facilities with available borrowings totaling $10.2 million.

                      CALPINE CORPORATION AND SUBSIDIARIES

Borrowings and letters of credit outstanding were $1.2 million and $3.8 million as of December 31, 1995, respectively. Interest is payable at variable interest rates based on bank base rates, LIBOR or prime plus applicable margins in all cases (approximately 7.6% at December 31, 1995 on borrowings). The credit agreements specified that the Company maintain certain covenants with which the Company was in compliance.

17.  WORKING CAPITAL LOAN

     The Company has a $5.0 million working capital loan agreement with a bank providing for advances and letters of credit. The aggregate unpaid principal of the working capital loan is payable in full at least once a year, with the final payment of principal, interest and fees due June 30, 1998. Interest on borrowings accrues at the option of the Company at either a base rate, LIBOR, or a certificate of deposit rate (plus applicable margins in all cases) over the term of the loan. No borrowings were outstanding at December 31, 1996 and 1995. The Company had letters of credit outstanding of $459,000 at December 31, 1996 and 1995. Outstanding letters of credit bear interest at 0.625% payable quarterly.

18.  NON-RECOURSE PROJECT FINANCING

     The components of non-recourse project financing as of December 31, 1996 and 1995 are (in thousands):

                                                                   1996         1995
                                                                 --------     --------
        Senior-term loans:
          Fixed rate portion...................................  $ 73,000     $ 99,400
          Variable rate portion................................    20,000       20,000
          Premium on debt......................................     1,824        2,959
                                                                 --------     --------
                  Total senior-term loans......................    94,824      122,359
        Junior-term loans......................................    19,965       19,965
        Notes payable to banks.................................   194,478      133,026
                                                                 --------     --------
                  Total long-term debt.........................   309,267      275,350
                  Less current portion.........................    30,627       84,708
                                                                 --------     --------
                  Long-term debt, less current portion.........  $278,640     $190,642
                                                                 ========     ========

     The Company entered into the Senior-Term Loans and Junior-Term Loans in connection with the Company's acquisition of CGC in 1993.

     Senior-Term Loans -- Principal and interest are payable in quarterly installments at variable amounts with the final payment of principal, interest and fees due June 30, 2002. A portion of the senior-term loans bears interest fixed at 9.93% (see discussion on swap agreement below) with the remainder accruing interest at LIBOR plus an applicable margin (6.75% and 6.69% at December 31, 1996 and 1995, respectively) over the term of the loan, collateralized by all of CGC's assets and the Company's interest in CGC. The premium is amortized over the life of the fixed rate portion of the loan using the interest method.

     Junior-Term Loans -- Principal and interest are payable in quarterly installments at variable amounts beginning September 30, 2002 with the final payment of principal, interest and fees due June 30, 2005; interest accrues at LIBOR plus an applicable margin (7.75% and 7.69% at December 31, 1996 and 1995, respectively) over the term of the loan, collateralized by all of CGC's assets and the Company's interest in CGC.

     The Company entered into two interest rate swap agreements to minimize the impact of changes in interest rates on a portion of its senior-term loans. These agreements fix the interest on this portion at 9.93%. At December 31, 1996, the swap agreements applied to debt with a principal balance total of $73.0 million. The interest rate swap agreements mature through December 31, 2000. The premium on debt was recorded in

                      CALPINE CORPORATION AND SUBSIDIARIES
conjunction with the acquisition as discussed above. The amortization of the premium adjusts the effective interest rate on the fixed-rate debt to 7.05% per annum. The floating interest rate associated with this portion of the senior-term loans was LIBOR plus an applicable margin (6.63% at December 31, 1996 and 6.99% at December 31, 1995). The Company is exposed to credit risk in the event of non-performance by the other parties to the swap agreements.

     Notes Payable to Banks -- In September 1994, the Company entered into a two-year agreement with The Bank of Nova Scotia to finance the acquisition of TPC. In May 1996, a portion of the net proceeds from the Company's issuance of the 10 1/2% Senior Notes Due 2006 was utilized to repay the total $57.0 million of borrowings under this agreement.

     In June 1995, the Company entered into an agreement with Sumitomo Bank to finance the acquisition of the Greenleaf Power Plants. Of the $74.7 million debt outstanding at December 31, 1996, $59.0 million bears interest fixed at 7.4%, with the remaining floating rate portion accruing interest at LIBOR plus an applicable margin (6.24% as of December 31, 1996). At December 31, 1995, $76.0 million of debt was outstanding, of which $60.0 million was at the fixed interest rate of 7.4%, with the remaining floating rate portion accruing interest at approximately 6.5%. This debt is secured by all of the assets of Greenleaf 1 and 2. Interest on the floating rate portion may be at Sumitomo's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest on base rate loans is paid at the end of each calendar quarter, and interest on LIBOR based loans is paid on each maturity date, but not less often than quarterly, based on the principal amount outstanding during the period. At the Company's discretion, the LIBOR based loans may be held for various maturity periods of at least 1 month up to 12 months. The $74.7 million debt will be repaid quarterly, with a final maturity date of December 31, 2010.

     On August 29, 1996, the Company entered into an agreement with Banque Nationale de Paris ("BNP") to finance the acquisition of the Gilroy Power Plant. As of December 31, 1996, BNP had provided a $119.8 million loan consisting of a 15-year tranche in the amount of $84.8 million and an 18-year tranche in the amount of $35.0 million. In addition, BNP provided two additional tranches for the payment of certain contingent consideration, which at December 31, 1996 totaled $19.6 million. The debt is secured by all of the assets of the Gilroy Power Plant. A portion of the BNP notes bears interest fixed at a weighted average of 6.6% (see discussion below), with the remainder accruing interest at LIBOR plus an applicable margin (6.6% at December 31, 1996). Interest on the floating rate portion may be at BNP's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest on base rate loans is payable not less often than quarterly. Interest on LIBOR based loans is paid on each maturity date, but not less often than quarterly. At the Company's discretion, LIBOR based loans may be held for various maturity periods of at least 1 month and up to 12 months. The $119.8 million debt will be repaid semi-annually beginning August 31, 1997, with a final maturity date of August 28, 2011. Commitment fees are charged based on 1% to 1.125% of committed unused credit.

     The Company entered into four interest rate swap agreements to minimize the impact of changes in interest rates. These agreements fix the interest on $87.5 million of principal at a weighted average interest rate of 6.6%. The interest rate swap agreements mature through August 2011. The Company is exposed to credit risk in the event of non-performance by the other parties to the swap agreements.

                      CALPINE CORPORATION AND SUBSIDIARIES

     The annual principal maturities of the non-recourse debt outstanding at December 31, 1996 are as follows (in thousands):

                1997..............................................  $ 30,627
                1998..............................................    32,658
                1999..............................................    24,183
                2000..............................................    24,851
                2001..............................................    24,631
                Thereafter........................................   170,493
                                                                    --------
                                                                     307,443
                Unamortized premium on fixed portion of senior
                  loans...........................................     1,824
                                                                    --------
                          Total...................................  $309,267
                                                                    ========

     The carrying value of $73.0 million and $99.4 million of the senior-term loan as of December 31, 1996 and 1995, respectively, has an effective rate of 9.93% under the Company's interest rate swap agreements (7.05% after consideration of the debt premium). Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the debt as of December 31, 1996 and 1995 is approximately $83.2 million and $107.3 million, respectively. The carrying value of the remaining $20.0 million of the senior-term and the $20.0 million junior-term loans and the notes payable to banks approximate the debts' fair market value as the rates are variable and based on the current LIBOR rate.

     The non-recourse debt is held by subsidiaries of Calpine. The debt agreements of the Company's subsidiaries and other affiliates governing the non-recourse project financing generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to the Company. The dividend restrictions in such agreements generally require that, prior to the payment of dividends, distributions or other transfers, the subsidiary or other affiliate must provide for the payment of other obligations, including operating expenses, debt service and reserves.

     On December 20, 1996, the Company entered into a credit agreement with ING U.S. Capital Corporation to provide $98.6 million of non-recourse project financing for the Pasadena Cogeneration Project (see Note 11). No borrowings were outstanding at December 31, 1996. Interest is payable at ING's base rate or the Federal Funds Rate plus an applicable margin on the last day of each calendar quarter, or at LIBOR plus an applicable margin upon maturity of the loan, but no less than quarterly. All interest is due and payable upon conversion of the construction loan to a term loan. Subject to the terms of the credit agreement, all or part of the construction loan will be converted to a term loan upon completion of construction. Commitment fees are charged based on 0.375% of committed unused credit.

19.  NOTES PAYABLE

     At December 31, 1996, the Company had a non-interest bearing promissory note for $6.5 million payable to Natomas Energy Company, a wholly owned subsidiary of Maxus Energy Company. This note has been discounted to yield 8.0% per annum, due September 9, 1997. The carrying amount of $6.2 million at December 31, 1996 approximates fair market value.

     In January 1995, the Company purchased the working interest covering certain properties in its geothermal properties at CGC from Santa Fe Geothermal, Inc. The purchase price included $6.0 million cash, and a $750,000 non-interest bearing note discounted to yield 9% per annum and due on December 26, 1997. The Company may repay all or any part of the note at any time without penalty. The carrying value of $686,000 of the discounted non-interest bearing note at December 31, 1996 approximates fair market value.

                      CALPINE CORPORATION AND SUBSIDIARIES

20.  SENIOR NOTES

     On May 16, 1996, the Company issued $180.0 million aggregate principal amount of 10 1/2% Senior Notes Due 2006. The net proceeds of $174.9 million were used to repay $53.7 million of borrowings under the Credit Suisse Credit Facility, $57.0 million of non-recourse project financing and $45.0 million of borrowings from The Bank of Nova Scotia. The remaining $19.2 million was available for general corporate purposes. Transaction costs of $5.1 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 10 1/2% Senior Notes Due 2006.

     The 10 1/2% Senior Notes Due 2006 will mature on May 15, 2006. The Company has no sinking fund or mandatory redemption obligations with respect to the 10 1/2% Senior Notes Due 2006. Interest is payable semi-annually on May 15 and November 15. Based on the traded yield to maturity, the approximate fair market value of the 10 1/2% Senior Notes Due 2006 was $191.7 million as of December 31, 1996.

     On February 17, 1994, the Company completed a $105.0 million public debt offering of 9 1/4% Senior Notes Due 2004. Transaction costs of $4.1 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 9 1/4% Senior Notes Due 2004.

     The 9 1/4% Senior Notes Due 2004 will mature on February 1, 2004. The Company has no sinking fund or mandatory redemption obligations with respect to the 9 1/4% Senior Notes Due 2004. Interest is payable semi-annually on February 1 and August 1. Based on the traded yield to maturity, the approximate fair market value of the 9 1/4% Senior Notes Due 2004 was $105.7 million as of December 31, 1996.

     The Senior Note indentures specify that the Company maintain certain covenants with which the Company was in compliance. The Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

21.  PROVISION FOR INCOME TAXES

     The Company follows the liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of "temporary differences" to the extent they are not reduced by net operating loss and tax credit carryforwards by applying enacted statutory rates.

     The components of the deferred tax liability as of December 31, 1996 and 1995 are (in thousands):

                                                                 1996          1995
                                                               ---------     ---------
        Expenses deductible in a future period...............  $   3,329     $   1,674
        Net operating loss and credit carryforwards..........     19,856        19,480
        Other differences....................................      1,186         2,034
                                                               ---------     ---------
          Deferred tax asset, before valuation allowance.....     24,371        23,188
        Valuation allowance..................................       (692)         (749)
                                                               ---------     ---------
          Deferred tax asset.................................     23,679        22,439
                                                               ---------     ---------
        Property differences.................................   (119,842)     (116,314)
        Difference in taxable income and income from
          investments recorded on the equity method..........     (2,753)       (2,311)
        Other differences....................................     (1,469)       (1,435)
                                                               ---------     ---------
          Deferred tax liabilities...........................   (124,064)     (120,060)
                                                               ---------     ---------
             Net deferred tax liability......................  $(100,385)    $ (97,621)
                                                               =========     =========

                      CALPINE CORPORATION AND SUBSIDIARIES

     The net operating loss and credit carryforwards consist of Federal and State net operating loss carryforwards which expire 2005 through 2010 and 2000, respectively, and Federal and State alternative minimum tax credit carryforwards which can be carried forward indefinitely. At December 31, 1996, the Federal and State net operating loss carryforwards were approximately $23.8 million and $12.0 million, respectively. At December 31, 1996, the State net operating losses have been fully reserved for in the valuation allowance due to the limited carryforward period allowed by the State of California. At December 31, 1996, Federal and State alternative minimum tax credit carryforwards were approximately $6.7 million and $1.7 million, respectively.

     Realization of the deferred tax assets and federal net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. In September 1996, the Company underwent an ownership change as a result of the initial public offering of the Company's common stock. This ownership change limits the amount of net operating loss and credit carryforwards available to offset current tax liabilities. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized based on estimates of future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     In 1996, the Company decreased its deferred income tax liability by $769,000 to reflect the change in California's state income tax rate from 9.3% to 8.84% effective January 1, 1997.

     The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following (in thousands):

                                                            1996       1995       1994
                                                           ------     ------     ------
        Current:
          Federal........................................  $5,671     $3,085     $   96
          State..........................................   1,805      1,163        365
        Deferred:
          Federal........................................   3,890        816      2,546
          State..........................................    (801)       (15)       547
             Adjustment in state tax rate................    (769)        --         --
             Revision in prior years' tax estimates......    (732)        --         --
             Increase in valuation allowance.............      --         --        299
                                                           ------     ------     ------
                  Total provision........................  $9,064     $5,049     $3,853
                                                           ======     ======     ======

     The Company's effective rate for income taxes for the years ended December 31, 1996, 1995 and 1994 differs from the U.S. statutory rate, as reflected in the following reconciliation.

                                                              1996      1995      1994
                                                              -----     -----     -----
        U.S. statutory tax rate.............................   35.0%     35.0%     35.0%
        State income tax, net of Federal benefit............    6.0       6.0       6.0
        Depletion allowance.................................   (2.3)     (0.3)     (8.6)
        Effect of change in tax rates.......................   (3.0)       --        --
        Revision in prior years' tax estimates..............   (2.6)       --        --
        Increase in valuation allowance.....................     --        --       7.8
        Other, net..........................................   (0.4)     (0.1)     (1.2)
                                                               ----      ----      ----
          Effective income tax rate.........................   32.7%     40.6%     39.0%
                                                               ====      ====      ====

                      CALPINE CORPORATION AND SUBSIDIARIES

22.  RETIREMENT SAVINGS PLAN

     The Company has a defined contribution savings plan under Section 401(a) and 501(a) of the Internal Revenue Code. The plan provides for tax deferred salary deductions and after-tax employee contributions. Employees automatically become participants on the first quarterly entry date after completion of three months of service. Contributions include employee salary deferral contributions and a 3% employer profit-sharing contribution. Employer profit-sharing contributions in 1996, 1995, and 1994 totaled $485,000, $350,000 and $311,000, respectively.

23.  PREFERRED STOCK

     The Company had 5,000,000 authorized shares of Series A Preferred Stock, all of which were issued on March 21, 1996 to Electrowatt. The shares of Series A Preferred Stock were not publicly traded. No dividends were payable on the Series A Preferred Stock. The Series A Preferred Stock contained provisions regarding liquidation and conversion rights. Upon the consummation of the Company's initial public offering, all of the Series A Preferred Stock was converted into approximately 2.2 million shares of common stock and sold to the public in the offering by Electrowatt (see Note 24).

24.  COMMON STOCK

     In September 1996, Calpine completed the initial public offering of 18,045,000 shares of its common stock with $0.01 par value per share (the "Common Stock Offering"). In the Common Stock Offering, the Company issued and sold 5,477,820 shares of common stock and Electrowatt sold 12,567,180 shares of common stock, representing its entire ownership interest in Calpine. As a result of the Common Stock Offering, Electrowatt no longer owns any interest in Calpine. The Company received approximately $82.1 million of net proceeds from the Common Stock Offering. In October 1996, the Company issued an additional 1,793,400 shares of common stock to cover over-allotments of shares in connection with the Common Stock Offering and received approximately $27.1 million of net proceeds. Approximately $13.0 million of total net proceeds was used to repay short-term bank borrowings. The remaining net proceeds are for working capital and general corporate purposes, and for the development and acquisition of power generation facilities. In connection with the Common Stock Offering, the Company completed a 5.194-for-1 stock split of the Company's common stock and converted the Company's outstanding preferred stock into shares of common stock.

25.  STOCK-BASED COMPENSATION PROGRAMS

  1996 Employee Stock Purchase Plan

     The Company adopted 1996 Employee Stock Purchase Plan ("ESPP") in July 1996. Eligible employees may purchase up to 275,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Shares are purchased on February 28 and August 31 of each year. On the first purchase date of February 28, 1997, employees purchased 25,819 shares of common stock at a weighted average fair value of $13.60 per share. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date.

  1996 Stock Incentive Plan

     The Company adopted the 1996 Stock Incentive Plan ("SIP") in September 1996; such plan succeeded the Company's previously adopted stock option program. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized in 1996. Had compensation cost for

                      CALPINE CORPORATION AND SUBSIDIARIES
this plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earning per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                                       1996        1995
                                                                      -------     ------
        Net income..................................  As reported     $18,692     $7,378
                                                      Pro forma       $18,145     $7,232
        Primary earnings per share..................  As reported     $  1.27         --
                                                      Pro forma       $  1.24         --
        As adjusted primary earnings per share
          assuming conversion of preferred stock....  As reported          --     $ 0.52
                                                      Pro forma            --     $ 0.51

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may grant options for up to 4,041,858 shares under the SIP. As of December 31, 1996, the Company had granted options to purchase 2,340,294 shares of common stock. Under the SIP, the option exercise price equals the stock's fair market value on date of grant. The SIP options generally vest after four years and expire after 10 years.

     A summary of the status of the Company's SIP at December 31, 1996 and changes during the year then ended is presented in the table and narrative below:

                                                      SHARES OF COMMON STOCK
                                                    ---------------------------     WEIGHTED
                                                      AVAILABLE          SIP        AVERAGE
                                                     FOR OPTION        OPTION       EXERCISE
                                                      OR AWARD         SHARES        PRICE
                                                    -------------     ---------     --------
        Balance, January 1, 1995..................    1,160,782       1,436,141      $ 1.53
          Granted.................................     (444,333)        444,333      $ 4.91
          Forfeited...............................       25,963         (25,963)     $ 2.13
                                                                      ---------       -----
        Balance, December 31, 1995................      742,412       1,854,511      $ 2.34
          Additional shares reserved..............    1,444,935              --          --
          Granted.................................     (547,579)        547,579      $ 8.71
          Exercised...............................           --          (5,000)     $ 1.85
          Forfeited...............................       56,796         (56,796)     $ 7.90
                                                                      ---------       -----
        Balance, December 31, 1996................    1,696,564       2,340,294      $ 3.69
                                                                      =========       =====

                      CALPINE CORPORATION AND SUBSIDIARIES

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                                                 OPTIONS OUTSTANDING
                                             ---------------------------       OPTIONS EXERCISABLE
                                                              WEIGHTED       ------------------------
                                                               AVERAGE                       WEIGHTED
                                                              REMAINING                      AVERAGE
                   EXERCISE                    NUMBER        CONTRACTUAL       NUMBER        EXERCISE
                    PRICES                   OUTSTANDING        LIFE         EXERCISABLE      PRICE
    ---------------------------------------  -----------     -----------     -----------     --------
    $ 0.50.................................     934,920          6.00            934,920      $ 0.50
    $ 1.85.................................     174,193          6.25            174,193      $ 1.85
    $ 4.57.................................     296,058          7.75            222,043      $ 4.57
    $ 4.91.................................     434,290          8.97            104,590      $ 4.91
    $ 8.57.................................     490,833         10.00                 --      $ 8.57
    $16.00.................................      10,000          9.99             10,000      $16.00
                                              ---------                        ---------       -----
                                              2,340,294                        1,445,746      $ 1.71
                                              =========                        =========       =====

     The estimated average fair value of options granted in 1995 and 1996 is $1.23 and $3.29 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.4% to 6.2%; expected dividend yields of zero percent; expected lives of 3 years; expected volatility of 0% to 27%.

26.  RELATED PARTY TRANSACTIONS

     In January 1995, the Company and Electrowatt entered into a management services agreement whereby Electrowatt agreed to provide the Company with advisory services in connection with the construction, financing, acquisition and development of power projects, as well as any other advisory services as may be required by the Company in connection with the operation of the Company. Pursuant to this agreement, the Company paid $166,000 and $200,000 of such management expenses in 1996 and 1995, respectively. The management services agreement terminated September 25, 1996, with completion of the initial public offering.

     During 1996, 1995, and 1994, the Company paid $123,000, $106,000, and
$69,000, respectively, to Electrowatt pursuant to a guarantee fee agreement whereby Electrowatt agreed to guarantee the payment, when due, of any and all indebtedness of the Company to Credit Suisse in accordance with the terms and conditions of the line of credit. Under the guarantee fee agreement, the Company had agreed to pay to Electrowatt an annual fee equal to 1% of the average outstanding balance of the Company's indebtedness to Credit Suisse during each quarter as compensation for all services rendered under the guarantee fee agreement. The guarantee fee agreement terminated in September 1996.

     At December 31, 1996, the Company had approximately $1.2 million in accounts receivable from Electrowatt (see Note 12) related to reimbursement of costs for the sale of Electrowatt's common stock in Calpine. As a result of Electrowatt's sale of Calpine common shares, Electrowatt no longer owns any interest in Calpine.

                      CALPINE CORPORATION AND SUBSIDIARIES

27.  SIGNIFICANT CUSTOMERS

     The Company's electricity and steam sales revenue is primarily from two sources -- PG&E and SMUD. Revenues earned from these sources for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                        1996         1995        1994
                                                      --------     --------     -------
        PG&E........................................  $183,531     $112,522     $77,010
        SMUD........................................    14,609       12,345       9,296
        Other.......................................     1,324          173         804
                                                      --------     --------     --------
                                                       199,464      125,040      87,110
        Deferred revenues recognized (see Note 3)...        --        2,759       3,185
                                                      --------     --------     --------
        Total electricity and steam sales...........  $199,464     $127,799     $90,295
                                                      ========     ========     ========

     PG&E, the Company's primary customer, is also affected by industry restructuring and deregulation (see Note 28 regarding Regulation and CPUC Restructuring).

28.  COMMITMENTS AND CONTINGENCIES

     Capital Projects -- The Company has 1997 commitments for capital expenditures totaling $4.0 million related to various projects at its geothermal facilities. In March 1996, the Company entered into an energy development agreement with Phillips Petroleum Company to develop, construct, own and operate a 240 megawatt gas-fired cogeneration facility at Phillips Houston Chemical Complex in Pasadena, Texas. The Company commenced construction in February 1997, with commercial operation scheduled to begin in October 1998. The Company has 1997 commitments of $97.2 million related to this project.

     Royalties and Leases -- The Company is committed under several geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates and are not material. Under the terms of certain geothermal leases, royalties accrue at rates ranging from 7% to 12.5% of steam and effluent revenue. Certain properties also have net profits and overriding royalty interests ranging from approximately 1.45% to 28%, which are in addition to the land royalties. Most lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level.

     The Company also has working interest agreements with third parties providing for the sharing of approximately 25% to 30% of drilling and other well costs, various percentages of other operating costs and 25% to 30% of revenues on specified wells.

     Expenses under these agreements for the years ended December 31, 1996, 1995 and 1994 are (in thousands):

                                                         1996        1995        1994
                                                        -------     -------     -------
        Production royalties..........................  $10,793     $10,574     $11,153
        Lease payments................................  $   246     $   225     $   252

     Natural Gas Purchases -- The Company enters into long-term gas purchase contracts with third parties to supply gas to its gas-fired cogeneration projects. Such contracts generally have terms of 1 to 24 months, and existing contracts expire though July 31, 1997, continuing month to month thereafter unless either party terminates the agreement upon sixty days written notice. On January 31, 1997, the Company purchased MNI which supplies gas to the Greenleaf Power Plants (see Note 5).

                      CALPINE CORPORATION AND SUBSIDIARIES

     Watsonville Operating Lease -- The Company is committed under an operating lease (through December 2009) for a 28.5 megawatt natural gas-fired cogeneration power plant located in Watsonville, California (see Note 6). Under the terms of the lease, basic and contingent rents are payable each month during the period from July through December. As of December 31, 1996, future basic rent payments are $2.9 million for each year from 1997 to 2001, and $24.4 million thereafter through December 2009. Contingent rent payments are based on the net of revenues less all operating expenses, fees, reserve requirements, basic rent and supplemental rent payments. Of the remaining balance, 60% is payable to the lessor and 40% is payable to the Company.

     Office and Equipment Leases -- The Company leases its corporate office, Houston office, Portland office, Santa Rosa office facilities and certain office equipment under noncancellable operating leases expiring through 2001. Future minimum lease payments under these leases are (in thousands):

                1997................................................  $1,138
                1998................................................   1,125
                1999................................................     977
                2000................................................     936
                2001................................................     367
                Thereafter..........................................      --
                                                                      ------
                Total future minimum lease commitments..............  $4,543
                                                                      ======

     Lease payments are subject to adjustment for the Company's pro rata portion of annual increases or decreases in building operating costs. In 1996, 1995 and 1994, rent expense for noncancellable operating leases amounted to $1,036,000, $733,000 and $663,000, respectively.

     Regulation and CPUC Restructuring -- Electricity and steam sales agreements with PG&E are regulated by the CPUC. In December 1995, the CPUC proposed the transition of the electric generation market to a competitive market beginning January 1, 1998, with all consumers participating by 2003. Since the proposed restructure results in widespread impact on the market structure and requires participation and oversight of the Federal Energy Regulatory Commission ("FERC"), the CPUC has sought to build a California consensus involving the legislature, the Governor, public and municipal utilities and customers. The consensus has resulted in filings with FERC which should permit both the CPUC and FERC to collectively proceed with implementation of the new competitive market structure. On September 23, 1996 state legislation was passed, AB 1890 (the "Bill"), which codified much of the CPUC decision and directed the CPUC to proceed with implementation of restructure no later than January 1, 1998. The Bill accelerated the transition period to a fully competitive market from five years to four years with all consumers participating by the year 2002. The Bill provided for an electricity rate freeze for the period of transition and mandated through issuance of rate reduction bonds a 10% rate reduction for small commercial and residential customers effective January 1, 1998. The proposed restructuring provides for phased-in customer choice (direct access), development of a non-discriminatory market structure, full recovery of utility stranded costs, sanctity of existing contracts, and continuation of existing public policy programs including funds for enhancement of in-state renewable energy technologies during the transition period. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

     A domestic electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA exempts owners of QFs from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and exempts QFs from most provisions of the Federal Power Act (the

                      CALPINE CORPORATION AND SUBSIDIARIES

"FPA") and state laws concerning rate or financial regulation. PURPA also requires that electric utilities purchase electricity generated by QFs at a price based on the utility's "avoided cost", and that the utility sell back-up power to the QF on a non-discriminatory basis. If one of the projects in which the Company has an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could trigger certain rights of termination under the PSA, could subject the project to rate regulation as a public utility under the FPA and state laws and could result in the Company inadvertently becoming a public utility holding company. The Company believes that each of the electricity generating projects in which the Company owns an interest currently meets the requirements under PURPA necessary for QF status.

     Litigation -- The Company, together with over 100 other parties, was named as a defendant in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation ("Bonneville"), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General Corporation, et al., in the United States District Court for the District of Utah (the "Court"). In December 1996, the trustee and the Company entered into a settlement agreement relating to this matter. The trustee has agreed to waive all claims against the Company and to dismiss the trustee's litigation against the Company in exchange for a payment of $767,500 by the Company.

     The Company is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material adverse effect on the Company's financial position or results of operations.

29.  QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, the timing and size of acquisitions, the completion of development projects, the timing and amount of curtailment, and variations in levels of production. Furthermore, the majority of capacity payments under certain of the Company's power sales agreements are received during the months of May through October.

     In the first quarter of 1996, the Company issued $50.0 million of preferred stock to Electrowatt (see Note 23).

     In the second quarter of 1996, the Company entered into an operating lease for the King City Power Plant (see Note 9) and issued $180.0 million of 10 1/2% Senior Notes Due 2006 (see Note 20).

     In the third quarter of 1996, the Company acquired the Gilroy Power Plant (see Note 10) and charged to earnings a $3.7 million uncollectible amount associated with the attempt to acquire the O'Brien companies (see Note 13). The Company also incurred an employee bonus expense of $1.4 million related to the initial public offering of common stock in September 1996, and recorded a $1.8 million loss related to its electricity trading operations. In addition, the Company decreased its deferred income taxes by $769,000 to reflect the change in California's state income tax rate from 9.3% to 8.84% effective January 1, 1997.

     In the fourth quarter of 1996, the Company recorded a $1.4 million net gain related to the settlement of the Coso project, offset by a $767,500 expense related to the settlement of certain litigation (see Note 28). In addition, the Company revised its prior years' tax estimates by $700,000.

     The Company's common stock has been traded on the New York stock exchange beginning September 19, 1996. There were approximately 39 common stockholders of record at December 31, 1996. No dividends have been paid to-date.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                                                       QUARTER ENDED
                                                      -----------------------------------------------
                                                      DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                      -----------   ------------   -------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Total revenue.......................................    $61,663       $ 70,897     $50,321   $31,673
Income from operations..............................    $14,303       $ 29,097     $16,203   $ 7,188
Net income..........................................    $ 3,537       $ 10,732     $ 4,717   $  (294)
Earnings per common share...........................    $  0.17       $   0.76     $  0.35   $ (0.03)
Common stock price per share
  High..............................................    $ 20.00       $  16.38          --        --
  Low...............................................    $ 16.00       $  16.00          --        --

1995
Total revenue.......................................    $39,570       $ 42,176     $28,342   $22,010
Income from operations..............................    $11,473       $ 16,446     $ 8,195   $ 6,572
Net income..........................................    $ 2,115       $  4,965     $   239   $    59
As adjusted earnings per common share assuming
  conversion of preferred stock (see Note 2)........    $  0.15       $   0.35     $  0.02        --

                     REPORT OF INDEPENDENT PUBLIC AUDITORS

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Calpine Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 7, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 7 , 1997

                              CALPINE CORPORATION

                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                      1996             1995
                                                                  ------------     ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.....................................  $ 33,150,134     $ (1,970,526)
  Accounts receivable...........................................     5,023,945        1,348,969
  Accounts receivable from affiliates...........................     4,534,048        4,955,625
  Acquisition project receivables...............................       791,206        8,805,186
  Other current assets..........................................       811,816          270,806
                                                                  ------------     ------------
          Total current assets..................................    44,311,149       13,410,060
Property, plant and equipment, net..............................     5,711,074          724,359
Investments in power projects...................................   141,816,204       82,610,719
Intercompany receivables........................................   302,230,313       48,323,629
Notes receivable from related parties...........................    18,182,372       19,390,952
Deferred charges................................................     8,325,857        3,390,677
Other assets....................................................       121,358          197,144
                                                                  ------------     ------------
          Total assets..........................................  $520,698,327     $168,047,540
                                                                  ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $    503,598     $  2,667,808
  Accrued payroll and related expenses..........................     3,477,246        2,582,194
  Accrued interest payable......................................     6,461,875        4,051,785
  Other accrued expenses........................................     5,385,747        2,704,257
                                                                  ------------     ------------
          Total current liabilities.............................    15,828,466       12,006,044
Long-term line of credit........................................            --       14,000,000
Senior Notes....................................................   285,000,000      105,000,000
Deferred income taxes...........................................    11,229,502        7,877,537
Deferred revenue................................................     5,513,458        3,937,175
                                                                  ------------     ------------
          Total liabilities.....................................   317,571,426      142,820,756
                                                                  ------------     ------------
Stockholders' equity:
  Common stock, $0.01 par value.................................        19,843           20,000
  Additional paid-in capital....................................   165,412,455        6,204,000
  Retained earnings.............................................    37,694,603       19,002,784
                                                                  ------------     ------------
          Total stockholders' equity............................   203,126,901       25,226,784
                                                                  ------------     ------------
          Total liabilities and stockholders' equity............  $520,698,327     $168,047,540
                                                                  ============     ============

    The accompanying notes are an integral part of these condensed financial statements.

                              CALPINE CORPORATION

                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                     ------------     -----------     -----------
Revenue:
  Service contract revenue from related parties....  $ 36,581,736     $28,733,399     $22,929,897
  Income from unconsolidated investments in power
     projects......................................    66,625,486      32,397,392      23,711,895
                                                     ------------     -----------     -----------
     Total revenue.................................   103,207,222      61,130,791      46,641,792
Cost of revenue:
  Service contract expenses........................    34,953,440      27,433,069      19,161,445
                                                     ------------     -----------     -----------
Gross profit.......................................    68,253,782      33,697,722      27,480,347
Project development expenses.......................     3,866,828       3,087,316       2,822,459
General and administrative expenses................    13,650,881       8,081,458       6,867,520
                                                     ------------     -----------     -----------
     Income from operations........................    50,736,073      22,528,948      17,790,368
Other (income) expense:
  Interest expense.................................    23,036,232      10,479,144       9,207,381
  Other income, net................................       (56,420)       (377,276)     (1,290,739)
                                                     ------------     -----------     -----------
     Income before provision for income taxes......    27,756,261      12,427,080       9,873,726
Provision for income taxes.........................     9,064,445       5,049,568       3,853,115
                                                     ------------     -----------     -----------
     Net income....................................  $ 18,691,816     $ 7,377,512     $ 6,020,611
                                                     ============     ===========     ===========
Primary earnings per share
  Weighted average number of shares outstanding....    14,679,984              --              --
                                                     ============     ===========     ===========
  Earnings per share...............................  $       1.27              --              --
                                                     ============     ===========     ===========
As adjusted primary earnings per share, assuming
  Weighted average number of shares outstanding....            --      14,150,837              --
                                                     ============     ===========     ===========
  Earnings per share...............................            --     $      0.52              --
                                                     ============     ===========     ===========

    The accompanying notes are an integral part of these condensed financial statements.

                              CALPINE CORPORATION

                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996             1995             1994
                                                   -------------     -----------     ------------
Net cash used in operating activities............  $(281,904,648)    $(8,874,945)    $(44,753,732)
                                                   -------------     ------------    ------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment...     (5,320,508)       (367,711)        (299,961)
  Investments in power projects..................             --      (1,262,000)        (175,352)
  Decrease (increase) in notes receivable, net...      2,750,000     (10,336,640)       3,294,727
  Other, net.....................................         75,786        (122,244)          97,838
                                                   -------------     ------------    ------------
Net cash provided by (used in) investing
  activities.....................................     (2,494,722)    (12,088,595)       2,917,252
                                                   -------------     ------------    ------------
Cash flows from financing activities:
  Payment of dividends...........................             --        (800,000)        (800,000)
  Borrowings under line of credit................     46,861,000      14,000,000               --
  Repayment of borrowings under line of credit...    (60,861,000)             --      (52,595,000)
  Proceeds from Senior Notes Due 2004............             --              --      105,000,000
  Proceeds from Senior Notes Due 2006............    180,000,000              --               --
  Proceeds from issuance of preferred stock......     50,000,000              --               --
  Proceeds from issuance of common stock.........    109,208,298              --               --
  Costs associated with future financing.........     (5,688,268)        279,012       (3,419,003)
  Repayment of note payable to shareholder.......             --              --       (1,200,000)
                                                   -------------     ------------    ------------
          Net cash provided by financing
            activities...........................    319,520,030      13,479,012       46,985,997
                                                   -------------     ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................     35,120,660      (7,484,528)       5,149,517
Cash and cash equivalents, beginning of period...     (1,970,526)      5,514,002          364,485
                                                   -------------     ------------    ------------
Cash and cash equivalents, end of period.........  $  33,150,134     $(1,970,526)    $  5,514,002
                                                   =============     ============    ============
Supplementary information:
Cash paid during the period for:
  Interest.......................................  $  19,762,029     $ 9,945,443     $  4,917,773
  Income taxes...................................  $   6,947,000     $ 4,293,725     $    683,364

    The accompanying notes are an integral part of these condensed financial statements.

                              CALPINE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ORGANIZATION AND OPERATION OF CALPINE

     Calpine Corporation ("Calpine") is a Delaware corporation engaged in the development, acquisition, ownership and operation of power generation facilities in the United States. Calpine has ownership interests in and operates geothermal steam fields, geothermal power generation facilities, and natural gas-fired cogeneration facilities through subsidiaries and investees.

     In July 1996, Calpine's Board of Directors authorized the reincorporation of Calpine into Delaware in connection with Calpine's initial public offering. In addition, the Board of Directors approved a stock split of approximately 5.194-for-1. On September 13, 1996, the reincorporation of Calpine and the stock split became effective. The accompanying financial statements reflect the reincorporation and the stock split as if such transactions had been effective for all periods.

     For the purposes of these registrant-only financial statements, Calpine's wholly-owned subsidiaries are accounted for under the equity method and are included in investments in power projects in the accompanying balance sheets.

2.  LINES OF CREDIT AND REVOLVING CREDIT FACILITY

     At December 31, 1996, Calpine had a $50.0 million three-year credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. As of December 31, 1996, the Company had no borrowings and $5.9 million of letters of credit outstanding, which reflect $3.0 million to secure performance with the Pasadena Power Plant and $2.9 million related to operating expenses at a subsidiary. Borrowings bear interest at The Bank of Nova Scotia's base rate or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly, based on the principal amount outstanding during the period for base rate loans, and on the last day of each applicable interest period, but not less often than 90 days, for LIBOR loans. The credit agreement expires in September 1999. The credit agreement specified that Calpine maintain certain covenants with which Calpine was in compliance. Commitment fees related to this line of credit are charged based on 0.50% of committed unused credit.

     At December 31, 1995, Calpine had a $50.0 million credit facility with Credit Suisse (whose parent company owns approximately 44.9% of Electrowatt Ltd. ("Electrowatt"), the former indirect sole owner of Calpine prior to the initial public offering on September 25, 1996. At December 31, 1995, Calpine had $19.9 million of borrowings outstanding, bearing interest at LIBOR plus 0.5% (6.4% at December 31, 1995). Interest was payable at either LIBOR or the Credit Suisse base rate, plus applicable margins in both cases. The credit agreement specified that Calpine maintain certain covenants with which Calpine was in compliance. Calpine terminated its Credit Suisse credit facility on September 25, 1996.

     At December 31, 1996, Calpine had one loan facility with available borrowings totaling $1.2 million. There were no borrowings and 900,000 of letters of credit outstanding as of December 31, 1996. At December 31, 1995, Calpine had three loan facilities with available borrowings totaling $10.2 million. Borrowings and letters of credit outstanding were $1.2 million and $3.8 million as of December 31, 1995, respectively. Interest is payable at variable interest rates based on bank base rates, LIBOR or prime plus applicable margins in all cases (approximately 7.6% at December 31, 1995 on borrowings). The credit agreements specified that Calpine maintain certain covenants with which Calpine was in compliance.

3.  NOTE PAYABLE TO ELECTROWATT

     On December 31, 1991, Calpine declared a dividend of $1.2 million to its parent company, Electrowatt Services, Inc. On the same date, Calpine issued a note payable to Electrowatt Services, Inc. for $1.2 million.

                              CALPINE CORPORATION

Interest was paid quarterly at a rate of 4.25%, which approximated market. The note was paid on June 30, 1994, the maturity date.

4.  SENIOR NOTES

     On May 16, 1996, the Company issued $180.0 million aggregate principal amount of 10 1/2% Senior Notes Due 2006. The net proceeds of $174.9 million were used to repay $53.7 million of borrowings under the Credit Suisse Credit Facility, $57.0 million of non-recourse project financing and $45.0 million of borrowings from The Bank of Nova Scotia. The remaining $19.2 million was available for general corporate purposes. Transaction costs of $5.1 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 10 1/2% Senior Notes Due 2006.

     The 10 1/2% Senior Notes Due 2006 will mature on May 15, 2006. The Company has no sinking fund or mandatory redemption obligations with respect to the 10 1/2% Senior Notes Due 2006. Interest is payable semi-annually on May 15 and November 15. Based on the traded yield to maturity, the approximate fair market value of the 10 1/2% Senior Notes Due 2006 was $191.7 million as of December 31, 1996.

     On February 17, 1994, Calpine completed a $105.0 million public debt offering of 9 1/4% Senior Notes Due 2004. Transaction costs of $4.1 million incurred in connection with the public debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 9 1/4% Senior Notes Due 2004.

     The 9 1/4% Senior Notes Due 2004 will mature on February 1, 2004. Calpine has no sinking fund or mandatory redemption obligations with respect to the 9 1/4% Senior Notes Due 2006. Interest is payable semi-annually on February 1 and August 1. Based on the traded yield to maturity, the approximate fair market value of the 9 1/4% Senior Notes Due 2004 was $105.7 million as of December 31, 1996.

     The Senior Note indentures specify that Calpine maintain certain covenants with which Calpine was in compliance. Calpine may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

5.  COMMITMENTS AND CONTINGENCIES

     Capital Projects -- Calpine has 1997 commitments for capital expenditures totaling $4.0 million related to various projects at its geothermal facilities. In March 1996, Calpine entered into an energy development agreement with Phillips Petroleum Company to develop, construct, own and operate a 240 megawatt gas-fired cogeneration facility at Phillips Houston Chemical Complex in Pasadena, Texas. The initial permitting process is underway, with construction of the facility planned to begin in late 1996 and to be completed in 1998. Calpine has 1997 commitments of $97.2 million related to this project.

     Office and Equipment Leases -- Calpine leases its corporate office, Houston office, Portland office, Santa Rosa office facilities and certain office equipment under noncancellable operating leases expiring through 2001. Future minimum lease payments under these leases are (in thousands):

                1997..............................................     $1,138
                1998..............................................      1,125
                1999..............................................        977
                2000..............................................        936
                2001..............................................        367
                Thereafter........................................         --
                                                                       ------
                Total future minimum lease commitments............     $4,543
                                                                       ======

                              CALPINE CORPORATION

     Lease payments are subject to adjustment for Calpine's pro rata portion of annual increases or decreases in building operating costs. In 1996, 1995 and 1994, rent expense for noncancellable operating leases amounted to $1,036,000, $733,000 and $663,000, respectively.

     Regulation and CPUC Restructuring -- Electricity and steam sales agreements with PG&E are regulated by the California Public Utilities Commission ("CPUC"). In December 1995, the CPUC proposed the transition of the electric generation market to a competitive market beginning January 1, 1998, with all consumers participating by 2003. Since the proposed restructure results in widespread impact on the market structure and requires participation and oversight of the Federal Energy Regulatory Commission ("FERC"), the CPUC has sought to build a California consensus involving the legislature, the Governor, public and municipal utilities and customers. The consensus has resulted in filings with FERC which should permit both the CPUC and FERC to collectively proceed with implementation of the new competitive market structure. On September 23, 1996 state legislation was passed, AB 1890 ("the Bill"), which codified much of the CPUC decision and directed the CPUC to proceed with implementation of restructure no later than January 1, 1998. The Bill accelerated the transition period to a fully competitive market from five years to four years with all consumers participating by year 2002. The Bill provided for an electricity rate freeze for the period of transition and mandated through issuance of rate reduction bonds a 10% rate reduction for small commercial and residential customers effective January 1, 1998. The proposed restructuring provides for phased-in customer choice (direct access), development of a non-discriminatory market structure, full recovery of utility stranded costs, sanctity of existing contracts, and continuation of existing public policy programs including funds for enhancement of in-state renewable energy technologies during the transition period. Calpine cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on Calpine's existing business or results of operations. Calpine believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

     A domestic electricity generating project must be a qualified facility ("QF") under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by the Public Utility Regulatory Policies Act of 1978, as amended, ("PURPA"). PURPA exempts owners of QFs from the Public Utility Holding Company Act of 1935, as amended ("PUHPA"), and exempts QFs from most provisions of the Federal Power Act (the "FPA") and state laws concerning rate or financial regulation. PURPA also requires that electric utilities purchase electricity generated by QFs at a price based on the utility's "avoided cost", and that the utility sell back-up power to the QF on a non-discriminatory basis. If one of the projects in which the Company has an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could trigger certain rights of termination under the PSA, could subject the project to rate regulation as a public utility under the FPA and state laws and could result in the Company inadvertently becoming a public utility holding company. The Company believes that each of the electricity generating projects in which the Company owns an interest currently meets the requirements under PURPA necessary for QF status.

     Litigation -- Calpine, together with over 100 other parties, was named as a defendant in an action brought in August 1993 by the bankruptcy trustee for Bonneville Pacific Corporation ("Bonneville"), captioned Roger G. Segal, as the Chapter 11 Trustee for Bonneville Pacific Corporation v. Portland General Corporation, et al., in the United States District Court for the District of Utah (the "Court"). In December 1996, the trustee and Calpine entered into a settlement agreement relating to this matter. The trustee has agreed to waive all claims against Calpine and to dismiss the trustee's litigation against Calpine in exchange for a payment of $767,500 by Calpine.

     Calpine is involved in various other claims and legal actions arising out of the normal course of business. Management does not expect that the outcome of these cases will have a material adverse effect on Calpine's financial position or results of operations.

                              CALPINE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II
                                 (IN THOUSANDS)

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                  ADDITIONS
                                              -------------------------------------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                     END OF
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Reserve for capitalized costs...............    $1,838       $   --       $   --       $   --       $1,838(1)
Allowance for uncollectible accounts........    $  238           --           --           --       $  238
                                                ======       ======       ======       ======       ======

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                  ADDITIONS
                                              -------------------------------------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                     END OF
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Reserve for capitalized costs...............    $1,838       $   --       $   --       $   --       $1,838(1)
Allowance for uncollectible accounts........    $  238           --           --           --       $  238
                                                ======       ======       ======       ======       ======

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                  ADDITIONS
                                              -------------------------------------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                     END OF
                DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------  ----------   ----------   ----------   ----------   ----------
Reserve for capitalized costs...............    $  800       $1,038       $   --       $   --       $1,838(1)
Allowance for uncollectible accounts........    $   --          238           --           --       $  238
                                                ======       ======       ======       ======       ======

---------------
(1) Provision for write-off of project development expenses.

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Sumas Cogeneration Company, L.P. and Subsidiary

     We have audited the accompanying consolidated balance sheet of Sumas Cogeneration Company, L.P. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in partners' equity, and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sumas Cogeneration Company, L.P. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          MOSS ADAMS LLP

Everett, Washington
January 24, 1997

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                    1996               1995
                                                                ------------       ------------
                                            ASSETS
Current assets
  Cash and cash equivalents...................................  $    317,196       $    199,169
  Current portion of restricted cash and cash equivalents.....     5,787,121          2,937,884
  Accounts receivable.........................................     4,605,135          3,090,213
  Prepaid expenses............................................       220,130            222,828
                                                                ------------       ------------
          Total current assets................................    10,929,582          6,450,094
Restricted cash and cash equivalents, net of current
  portion.....................................................    15,666,647          8,017,758
Property, plant and equipment, at cost, net...................    91,737,933         95,589,737
Other assets..................................................    10,938,732         12,744,480
                                                                ------------       ------------
          Total assets........................................  $129,272,894       $122,802,069
                                                                ============       ============

                               LIABILITIES AND PARTNERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities....................  $  2,988,207       $  2,051,178
  Related party distributions and payables
     Calpine Corporation payable..............................       476,390              4,864
     National Energy Systems Company payable..................         1,490              1,861
     Whatcom Cogeneration Partners, L.P. distribution.........     3,517,491                 --
  Current portion of long-term debt...........................     3,600,000          2,000,000
                                                                ------------       ------------
          Total current liabilities...........................    10,583,578          4,057,903

Related party payable -- Calpine Corporation, net of current
  portion.....................................................            --            908,679
Long-term debt, net of current portion........................   113,400,003        117,000,003
Future removal and site restoration costs.....................       679,600            502,600
Deferred income taxes.........................................       988,400            907,800
Commitments...................................................            --                 --
Partners' equity (deficit)....................................     3,621,313           (574,916)
                                                                ------------       ------------
          Total liabilities and partners' equity..............  $129,272,894       $122,802,069
                                                                ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Revenues
  Power sales....................................  $ 43,488,465     $ 30,603,018     $ 29,206,469
  Natural gas sales, net.........................       434,611          893,690        2,832,668
  Other..........................................       169,146           29,146           20,490
                                                   ------------     ------------     ------------
          Total revenues.........................    44,092,222       31,525,854       32,059,627
                                                   ------------     ------------     ------------
Costs and expenses
  Operating and production costs.................    16,852,253       18,493,245       19,032,754
  Depletion, depreciation and amortization.......     5,702,310        6,965,496        6,715,156
  General and administrative.....................     2,481,470        1,400,129        1,412,326
                                                   ------------     ------------     ------------
          Total costs and expenses...............    25,036,033       26,858,870       27,160,236
                                                   ------------     ------------     ------------
Income from operations...........................    19,056,189        4,666,984        4,899,391
                                                   ------------     ------------     ------------
Other income (expense)
  Interest income................................       406,537          490,071          436,741
  Interest expense...............................   (10,678,618)     (11,006,056)     (10,172,959)
  Other expense..................................      (133,958)         (60,664)        (359,000)
                                                   ------------     ------------     ------------
          Total other expense....................   (10,406,039)     (10,576,649)     (10,095,218)
                                                   ------------     ------------     ------------
Income (loss) before provision for income
  taxes..........................................     8,650,150       (5,909,665)      (5,195,827)
Provision for income taxes.......................      (155,951)        (188,387)        (581,190)
                                                   ------------     ------------     ------------
          Net income (loss)......................  $  8,494,199     $ (6,098,052)    $ (5,777,017)
                                                   ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Partners' Equity, December 31, 1993...........................................    $11,300,153
Net loss......................................................................     (5,777,017)
                                                                                  -----------
Partners' Equity, December 31, 1994...........................................      5,523,136
Net loss......................................................................     (6,098,052)
                                                                                  -----------
Partners' Deficit, December 31, 1995..........................................       (574,916)
Net income....................................................................      8,494,199
Distributions to partners.....................................................     (4,297,970)
                                                                                  -----------
Partners' Equity, December 31, 1996...........................................    $ 3,621,313
                                                                                  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
Cash flows from operating activities
  Net income (loss)................................  $  8,494,199     $(6,098,052)    $(5,777,017)
  Adjustments to reconcile net income (loss) to net
     cash from operating activities
     Depletion, depreciation and amortization......     6,571,522       6,965,496       6,715,156
     Deferred income taxes.........................        80,600         134,000         532,400
     Change in operating assets and liabilities
       Accounts receivable.........................    (1,514,922)      1,017,993      (1,254,639)
       Prepaid expenses............................         2,698           9,497         (30,342)
       Accounts payable and accrued liabilities....     1,114,029      (1,407,621)      1,081,431
       Related party distributions and payables....      (437,524)        425,479         132,296
                                                     ------------     -----------     -----------
          Net cash from operating activities.......    14,310,602       1,046,792       1,399,285
                                                     ------------     -----------     -----------
Cash flows from investing activities
  Decrease (increase) in restricted cash and cash
     equivalents...................................   (10,498,126)      2,908,466       2,922,819
  Acquisition of property, plant and equipment.....      (913,970)     (3,710,025)     (3,690,399)
  Other assets.....................................            --              --        (167,483)
                                                     ------------     -----------     -----------
          Net cash from investing activities.......   (11,412,096)       (801,559)       (935,063)
                                                     ------------     -----------     -----------
Cash flows from financing activities
  Repayment of long-term debt......................    (2,000,000)       (400,000)       (400,025)
  Distributions to partners........................      (780,479)             --              --
                                                     ------------     -----------     -----------
          Net cash from financing activities.......    (2,780,479)       (400,000)       (400,025)
                                                     ------------     -----------     -----------
Net increase (decrease) in cash and cash
  equivalents......................................       118,027        (154,767)         64,197
Cash and cash equivalents, beginning of year.......       199,169         353,936         289,739
                                                     ------------     -----------     -----------
Cash and cash equivalents, end of year.............  $    317,196     $   199,169     $   353,936
                                                     ============     ===========     ===========
Supplementary disclosure of cash flow information
  Cash paid for interest during the year...........  $ 10,678,618     $11,006,056     $10,172,959
                                                     ============     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) GENERAL -- Sumas Cogeneration Company, L.P. (the Partnership) is a Delaware limited partnership formed on August 28, 1991 between Sumas Energy, Inc. (SEI), the general partner which currently holds a 50% interest in the profits and losses of the Partnership, and Whatcom Cogeneration Partners, L.P. (Whatcom), the sole limited partner which holds the remaining 50% Partnership interest. The Partnership agreement specifies that certain preferential distributions are paid to SEI and Whatcom. Whatcom is owned through affiliated companies by Calpine Corporation (Calpine). The Partnership has a wholly-owned Canadian subsidiary, ENCO Gas, Ltd. (ENCO), which is incorporated in New Brunswick, Canada. The consolidated financial statements include the accounts of the Partnership and ENCO (collectively, the Company). All intercompany profits, transactions and balances have been eliminated in consolidation.

     The Partnership owns and operates an electrical generation facility (the Generation Facility) in Sumas, Washington. The Generation Facility is a natural gas-fired combined cycle electrical generation plant which has a nameplate capacity of approximately 125 megawatts. Commercial operation of the Generation Facility commenced in April 1993. The Generation Facility includes a lumber dry kiln facility and a 3.5 mile private natural gas pipeline.

     ENCO has acquired and is operating and developing a portfolio of proven natural gas reserves in British Columbia and Alberta, Canada, which provide a dedicated fuel supply for the Generation Facility (collectively, the Project). ENCO produces and supplies natural gas to the Generation Facility with incidental off-sales to third parties. The Generation Facility also receives a portion of its fuel under contracts with third parties.

     The Partnership produces and sells its entire electrical output to Puget Sound Power & Light Company (Puget) under a 20-year electricity sales contract. Under the electricity sales contract, the Partnership is required to be certified as a qualifying cogeneration facility as established by the Public Utility Regulatory Policy Act of 1978, as amended, and as administered by the Federal Energy Regulatory Commission.

     The Generation Facility produced and sold megawatt hours of electricity to Puget as follows:

                                                              MEGAWATT
                      YEAR ENDED DECEMBER 31,                   HOURS         REVENUE
        ----------------------------------------------------  ---------     -----------
        1996................................................  1,031,900     $43,488,000
        1995................................................  1,026,000     $30,603,000
        1994................................................  1,000,400     $29,206,000

     The Partnership leases a kiln facility and sells steam under a 20-year agreement for the purchase and sale of steam and lease of the kiln (Note 6) to Socco, Inc. (Socco), a custom lumber drying operation owned by an affiliate of the Partnership. Steam use requirements under the agreement with Socco were established to maintain the qualifying cogeneration facility status of the Generation Facility.

     (b) THE PARTNERSHIP -- SEI assigned all its rights, title, and interest in the Project, including the Puget contract, to the Partnership in exchange for its Partnership interest. SEI and Whatcom are both currently entitled to a 50% interest in the profits and losses of the Partnership, after the payment of certain preferential distributions to Whatcom of approximately $2,756,000 and $6,239,000 at December 31, 1996 and 1995, respectively, and to SEI of approximately $536,000 and $441,000 at December 31, 1996 and 1995, respectively. A portion of these preferential distributions compound at 20% per annum. After Whatcom has received cumulative distributions representing a fixed rate-of-return of 24.5% on its equity investment, exclusive of the preferential distributions referred to above, SEI's share of operating distributions will increase to 88.67% and Whatcom's share of operating distributions will decrease to 11.33%.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (c) DISTRIBUTIONS -- Distributions of operating cash flows are permitted quarterly after required deposits are made and minimum cash balances are met, and are subject to certain other restrictions. For the year ended December 31, 1996, distributions totaling $4,297,970 were paid or accrued. As of January 31, 1997, the accrued balance of $3,517,491 of distributions were paid. No distributions were paid or accrued for the years ended December 31, 1995 and 1994.

     (d) REVENUE RECOGNITION -- Revenue from the sale of electricity is recognized based on kilowatt hours generated and delivered to Puget at contractual rates. Revenue from the sale of natural gas is recognized based on volumes delivered to customers at contractual delivery points and rates. The costs associated with the generation of electricity and the delivery of gas, including operating and maintenance costs, gas transportation and royalties, are recognized in the same period in which the related revenue is earned and recorded.

     (e) GAS ACQUISITION AND DEVELOPMENT COSTS -- ENCO follows the full cost method of accounting for gas acquisition and development expenditures, wherein all costs related to the development of gas reserves in Canada are initially capitalized. Costs capitalized include land acquisition costs, geological and geophysical expenditures, rentals on undeveloped properties, cost of drilling productive and nonproductive wells, and well equipment. Gains or losses are not recognized upon disposition or abandonment of natural gas properties unless a disposition or abandonment would significantly alter the relationship between capitalized costs and proven reserves.

     All capitalized costs of gas properties, including the estimated future costs to develop proven reserves, are depleted using the unit-of-production method based on estimated proven gas reserves as determined by independent engineers. ENCO has not assigned any value to its investment in unproven gas properties and, accordingly, no costs have been excluded from capitalized costs subject to depletion.

     Costs subject to depletion under the full cost method include estimated future costs of dismantlement and abandonments of $3,718,000 in 1996, $3,748,000 in 1995 and $3,630,000 in 1994. This includes the cost of production equipment removal and environmental cleanup based upon current regulations and economic circumstances. The provisions for future removal and site restoration costs of $177,000 in 1996, $193,000 in 1995 and $169,000 in 1994 are included in depletion expense.

     Capitalized costs are subject to a ceiling test which limits such costs to the aggregate of the net present value of the estimated future cash flows from the related proven gas reserves. The ceiling test calculation is made by estimating the future net cash flows, based on current economic operating conditions, plus the lower of cost or fair market value of unproven reserves, and discounting those cash flows at an annual rate of 10%.

     (f) JOINT VENTURE ACCOUNTING -- Substantially all of ENCO's natural gas production activities are conducted jointly with others and, accordingly, these consolidated financial statements reflect only ENCO's proportionate interest in such activities.

     (g) FOREIGN EXCHANGE GAINS AND LOSSES -- Foreign exchange gains and losses as a result of translating Canadian dollar transactions and Canadian dollar denominated cash, accounts receivable and accounts payable transactions are recognized in the statement of income.

     (h) CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, cash and cash equivalents consist of cash and short-term investments in highly liquid instruments such as certificates of deposit, money market accounts and U.S. treasury bills with an original maturity of three months or less, excluding restricted cash and cash equivalents.

     (i) CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and short-term investments in highly liquid instruments such as certificates of deposit, money market accounts and U.S. treasury bills with maturities of three months

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or less, and accounts receivable. The Company's cash and cash equivalents are primarily held with two financial institutions. Accounts receivable are primarily due from Puget.

     (j) DEPRECIATION -- The Company provides for depreciation of property, plant and equipment using the straight-line method over estimated useful lives which range from 7 to 40 years for plant and equipment and 3 to 7 years for furniture and fixtures.

     (k) AMORTIZATION OF OTHER ASSETS -- The Company provides for amortization of other assets using the straight-line method as follows:

                Organization, start-up and development costs.....   5-30 years
                Financing costs..................................     15 years
                Gas contract costs...............................     20 years

     (l) INCOME TAXES -- Profits or losses of the Partnership are passed directly to the partners for income tax purposes.

     ENCO is subject to Canadian income taxes and accounts for income taxes on the liability method. The liability method recognizes the amount of tax payable at the date of the consolidated financial statements, as a result of all events that have been recognized in the consolidated financial statements, as measured by currently enacted tax laws and rates. Deferred income taxes are provided for temporary differences in recognition of revenues and expenses for financial and income tax reporting purposes.

     (m) USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1996             1995
                                                          ------------     ------------
        Land and land improvements......................  $    381,071     $    381,071
        Plant and equipment.............................    84,152,257       84,061,359
        Acquisition of gas properties, including
          development thereon...........................    25,838,035       25,030,165
        Furniture and fixtures..........................       211,116          195,914
                                                          ------------     ------------
                                                           110,582,479      109,668,509
        Less accumulated depreciation and depletion.....    18,844,546       14,078,772
                                                          ------------     ------------
                                                          $ 91,737,933     $ 95,589,737
                                                          ============     ============

     Depreciation expense was $3,159,774 in 1996, $3,316,748 in 1995 and $3,069,446 in 1994. Depletion expense was $1,606,000 in 1996, $1,843,000 in 1995 and $1,671,000 in 1994.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- OTHER ASSETS

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        Organization, start-up and development costs......  $ 4,844,015     $ 6,165,574
        Financing costs...................................    3,909,886       4,254,719
        Gas contract costs................................    2,184,831       2,324,187
                                                            -----------     -----------
                                                            $10,938,732     $12,744,480
                                                            ===========     ===========

NOTE 4 -- LONG-TERM DEBT

     The Partnership and ENCO have loan agreements with The Prudential Insurance Company of America (Prudential) and Credit Suisse (collectively, the Lenders). Through September 1996, Credit Suisse was an affiliate of Whatcom. At December 31, 1996 and 1995, amounts outstanding under the term loan agreements, by entity, were as follows:

                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1996             1995
                                                          ------------     ------------
        Sumas Cogeneration Company, L.P.................  $ 92,781,003     $ 94,367,003
        ENCO Gas, Ltd...................................    24,219,000       24,633,000
                                                          ------------     ------------
                                                           117,000,003      119,000,003
        Less current portion............................     3,600,000        2,000,000
                                                          ------------     ------------
                                                          $113,400,003     $117,000,003
                                                          ============     ============

     Scheduled annual principal payments under the loan agreements as of December 31, 1996 are as follows:

                           YEAR ENDING DECEMBER 31,                         AMOUNT
        ---------------------------------------------------------------  ------------
        1997...........................................................  $  3,600,000
        1998...........................................................     4,200,000
        1999...........................................................     5,400,000
        2000...........................................................     7,200,000
        2001...........................................................    10,800,000
        Thereafter.....................................................    85,800,003
                                                                         ------------
                                                                         $117,000,003
                                                                         ============

     The Partnership's loan is comprised of a fixed rate loan in the original amount of $55,510,000 and a variable rate loan in the original amount of $39,650,000. Interest is payable quarterly on the fixed rate loan at a rate of 10.35%. Interest on the variable rate loan is payable quarterly at either the London Interbank Offered Rate (LIBOR), certificate of deposit rate or Credit Suisse's base rate, plus an applicable margin which ranges from 2.25% to .875% as stated in the loan agreement. During the year ended December 31, 1996, interest rates on the variable rate loan ranged from 6.94% to 7.38%. The loans mature in May 2008.

     ENCO's loan is comprised of a fixed rate loan in the original amount of $14,490,000 and a variable rate loan in the original amount of $10,350,000. Interest is payable quarterly on the fixed rate loan at a rate of 9.99%. Interest on the variable rate loan is payable quarterly at either the LIBOR, certificate of deposit rate or Credit Suisse's base rate, plus an applicable margin as stated in the loan agreement. During the year ended December 31, 1996, interest rates on the variable rate loan ranged from 6.94% to 7.38%. The loans mature in May 2008.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Partnership pays Prudential an agency fee of $50,000 per year, adjusted annually by an inflation index, until the loans mature. The Partnership pays Credit Suisse an agency fee of $40,000 per year, adjusted annually by an inflation index, until the loans mature. The loans are collateralized by substantially all the Company's assets and interests in the Project. Additionally, the Company's rights under all contractual agreements are assigned as collateral. The Partnership and ENCO loans are cross-collateralized and contain cross-default provisions.

     Under the terms of the loan agreements and the deposit and disbursement agreements with the Lenders, the Company is required to establish and fund certain accounts held by Credit Suisse and Royal Trust as security agents. The accounts require specified minimum deposits and funding levels to meet current and future operating, maintenance and capital costs, and to provide certain other reserves for payment of principal, interest and other contingencies. These accounts are presented as restricted cash and cash equivalents and include cash, certificates of deposit, money market accounts and U.S. treasury bills, all with maturities of 3 months or less. The current portion of restricted cash and cash equivalents is based on the amount of current liabilities for obligations which may be funded from the restricted accounts. The balance of restricted cash and cash equivalents has been classified as a non-current asset.

NOTE 5 -- INCOME TAXES

     The provision for income taxes represents Canadian taxes which consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Current
      Federal large corporation tax....................  $ 41,340     $ 34,625     $ 31,314
      British Columbia capital taxes...................    34,011       19,762       17,476
                                                         --------     --------     --------
                                                           75,351       54,387       48,790
    Deferred...........................................    79,744      135,400      178,400
                                                         --------     --------     --------
                                                          155,095      189,787      227,190
    Utilization of loss carryforwards for Canadian
      income tax purposes..............................        --       47,700      259,000
    Reduction of (increase in) Canadian loss
      carryforwards due to foreign exchange and other
      adjustments......................................       856      (49,100)      95,000
                                                         --------     --------     --------
                                                         $155,951     $188,387     $581,190
                                                         ========     ========     ========

     The principal sources of temporary differences resulting in deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Deferred tax asset
          Canadian net operating loss carryforwards.........  $ (919,400)    $ (840,900)
        Deferred tax liabilities
          Acquisition and development costs of gas deducted
             for tax purposes in excess of amounts deducted
             for financial reporting purposes...............   1,907,800      1,748,700
                                                              ----------     ----------
             Net deferred tax liability.....................  $  988,400     $  907,800
                                                              ==========     ==========

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes differs from the Canadian statutory rate principally due to the following:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Canadian statutory rate............................     44.62%       44.62%       44.34%
    Income taxes based on statutory rate...............  $(45,824)    $(33,852)    $ 82,909
    Capital taxes, net of deductible portion...........    60,175       47,028       36,678
    Non-deductible provincial royalties, net of
      resource allowance...............................   123,464       95,671       39,836
    Depletion on gas properties with no tax basis......    36,488       44,641       38,420
    Foreign exchange adjustments.......................    16,362       14,860       29,347
    Other..............................................   (35,570)      21,439           --
                                                         --------     --------     --------
                                                         $155,095     $189,787     $227,190
                                                         ========     ========     ========

     As of December 31, 1996, ENCO has non-capital loss carryforwards of approximately $2,061,000, which may be applied against taxable income of future periods which expire as follows:

                1999.............................................  $1,619,000
                2000.............................................  $  260,000
                2003.............................................  $  182,000

NOTE 6 -- RELATED PARTY TRANSACTIONS AND COMMITMENTS

     (a) ADMINISTRATIVE SERVICES -- As managing partner of the Partnership, SEI receives a fee of $250,000 per year through December 1995 and $300,000 per year for periods after December 1995. The fee is subject to annual adjustment based upon an inflation index. Approximately $311,000 in 1996, $258,000 in 1995 and $253,000 in 1994 was paid to SEI under this agreement.

     (b) OPERATING AND MAINTENANCE SERVICES -- The Partnership has an operating and maintenance agreement with a related party to operate, repair and maintain the Project. For these services, the Partnership pays a fixed fee of $1,140,000 per year adjustable based on the Consumer Price Index, an annual base fee of $150,000 per year, also adjustable based on the Consumer Price Index, and certain other reimbursable expenses as defined in the agreement. In addition, the agreement provides for an annual performance bonus of up to $400,000, adjustable based on the Consumer Price Index, based on the achievement of certain annual performance levels. Payment of the performance bonus is subordinated to the payment of operating expenses, debt service and required deposits, and minimum balances under the loan agreements, and deposit and disbursement agreements. This agreement expires on the date Whatcom receives its 24.5% cumulative return or the tenth anniversary of the Project completion date, subject to renewal terms. Approximately $2,014,000 in 1996, $2,031,000 in 1995 and $1,946,000 in 1994 was earned under this agreement.

     (c) THERMAL ENERGY AND KILN LEASE -- The Partnership has a 20-year thermal energy and kiln lease agreement with Socco. Under this agreement, Socco leases the premises and the kiln and purchases certain amounts of thermal energy delivered to dry lumber. Income recorded from Socco was approximately $9,000 in 1996, $19,000 in 1995 and $61,000 in 1994.

     (d) CONSULTING SERVICES -- ENCO has an agreement with National Energy Systems Company (NESCO), an affiliate of SEI, to provide consulting services for $8,000 per month, adjustable based upon an inflation index. The agreement automatically renews for one-year periods unless written notice of termination is served by either party. Approximately $107,000 in 1996, $100,000 in 1995 and $101,000 in 1994 was paid under this agreement.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (e) FUEL SUPPLY AND PURCHASE AGREEMENTS -- The Partnership has a fixed price natural gas sale and purchase agreement with ENCO. The agreement requires ENCO to deliver up to a maximum daily contract quantity of 12,000 MMBtu's of natural gas per day which may be increased to 24,000 MMBtu's per day in accordance with the agreement. Partnership payments to ENCO under the agreement are eliminated in consolidation. The agreement expires on the twentieth anniversary of the date of commercial operation.

     The Partnership has gas supply agreements with Westcoast Gas Services, Inc.
(WGSI) to provide the Partnership with quantities of firm gas. Commencing April 1, 1993, WGSI must provide the Partnership with quantities of gas ranging from 10,000 MMBtu's per day up to 12,900 MMBtu's per day at a firm price, as provided under the agreements. Deliveries under the agreement are expected to terminate on October 31, 1997.

     The Partnership and ENCO have a gas management agreement with WGSI. WGSI is paid a gas management fee for each MMBtu of gas delivered. The gas management fee is adjusted annually based on the British Columbia Consumer Price Index. The gas management agreement expires October 31, 2008 unless terminated earlier as provided for in the agreement.

     ENCO is committed to the utilization of pipeline capacity on the Westcoast Energy Inc. System. These firm capacity commitments are predominantly under one-year renewable contracts. Firm capacity has been accepted at an annual cost of approximately $3,526,000 in 1996, $2,569,000 in 1995 and $2,776,000 in 1994.

     As collateral for the obligations of the Company under the gas supply and gas management agreements with WGSI, the Partnership secured an irrevocable standby letter of credit with Credit Suisse in favor of WGSI. In January 1996, the face amount of the letter of credit was reduced, in accordance with its terms, from $2,500,000 to $500,000. Accordingly, the required balance in the cash collateral account supporting the letter of credit was reduced from $2,500,000 to $500,000. As of December 31, 1996, the letter of credit had a face amount of $500,000 and the Partnership had a restricted cash deposit of $500,000. As of December 31, 1995, the letter of credit had a face amount of $2,500,000 and the Partnership had a restricted cash deposit of $2,500,000.

     (f) UTILITY SERVICES -- The Partnership entered into an agreement for utility services with the City of Sumas, Washington. The City of Sumas has agreed to provide a guaranteed annual supply of water at its wholesale rate charged to external association customers. Should the Partnership fail to purchase the daily average minimum of 550 gallons per minute from the City of Sumas during the first 10 years of commercial operation, except for uncontrollable forces or reasonable and necessary shutdowns, the Partnership shall make up the lost revenue to the City of Sumas in accordance with the agreement.

     The Partnership entered into an agreement for waste water disposal with the City of Bellingham, Washington. The City of Bellingham has agreed to accept up to 70,000 gallons of waste water daily at a rate of one cent per gallon. The agreement expires on December 31, 1998.

     The Partnership has received a permit for waste water disposal from the Washington State Department of Ecology which expires June 30, 2000.

     (g) LEASE COMMITMENTS -- In December 1990, the Partnership entered into a 23.5-year land lease which may be renewed for five consecutive five-year periods. Rental expense was approximately $56,600 in 1996 and $48,400 in 1995 and 1994.

     In April 1992, ENCO signed an operating lease for office space which expires in March 1997. Monthly rental expense is approximately $1,700. Rental expense was approximately $20,400 in 1996, $17,700 in 1995 and $17,000 in 1994.

                        SUMAS COGENERATION COMPANY, L.P.
                                 AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum land and office lease commitments as of December 31, 1996 are as follows:

                            YEAR ENDING DECEMBER 31,                         AMOUNT
        -----------------------------------------------------------------  ----------
        1997.............................................................  $   51,000
        1998.............................................................      49,300
        1999.............................................................      49,300
        2000.............................................................      52,500
        2001.............................................................      55,700
        Thereafter.......................................................     812,600
                                                                           ----------
                                                                           $1,070,400
                                                                           ==========

     (h) PARTNER LOAN -- In March 1994, the sole shareholder of SEI borrowed $10,000,000 from Calpine. The loan bears interest at 16.25%, compounded quarterly, and is collateralized by a subordinated assignment in SEI's interest in the Partnership and a subordinated pledge of SEI's stock. The loan requires payments of interest and principal to be made from 50% of SEI's cash distributions from the Partnership, less amounts due to Whatcom under a previous note. On March 15, 2004, all unpaid principal and interest on the loan is due.

NOTE 7 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amount of all cash and cash equivalents reported in the consolidated balance sheet is estimated by the Company to approximate their fair value.

     The Company is not able to estimate the fair value of its long-term debt with a carrying amount of $117,000,003 and $119,000,003 at December 31, 1996 and 1995, respectively. There is no ability to assess current market interest rates of similar borrowing arrangements for similar projects because the terms of each such financing arrangement is the result of substantial negotiations among several parties.

                                                                      EXHIBIT 11

                      CALPINE CORPORATION AND SUBSIDIARIES

                       CALCULATION OF EARNINGS PER SHARE
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             FOR YEAR ENDING
                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Net income...............................................................  $18,692     $ 7,378
                                                                           =======     =======
Primary earnings per share
  Average number of common shares outstanding............................   12,293
  Conversion of preferred stock..........................................    1,700
  Common shares issuable upon exercise of stock options using the
     treasury method.....................................................      687
                                                                           -------
                                                                            14,680
                                                                           -------
     Primary earnings per share..........................................  $  1.27
                                                                           =======
Fully diluted earnings per share
  Average number of common shares outstanding............................   12,293
  Conversion of preferred stock..........................................    1,700
  Common shares issuable upon exercise of stock options using the
     treasury method.....................................................    1,137
                                                                           -------
                                                                            15,130
                                                                           -------
     Fully diluted earnings per share....................................  $  1.24
                                                                           =======
As adjusted primary earnings per share assuming conversion of preferred stock
  Average number of common shares outstanding............................               10,388
  Assumed conversion of preferred stock..................................                2,179
  Common shares issuable upon exercise of stock options using the
     treasury method.....................................................                1,584
                                                                                       -------
                                                                                        14,151
                                                                                       -------
     As adjusted primary earnings per share..............................              $  0.52
                                                                                       =======

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
  10.1.17       Credit Agreement, dated December 20, 1996, among Pasadena Cogeneration L.P. and
                ING (U.S.) Capital Corporation and The Bank Parties Hereto.
  10.3.11       Amended and Restated Energy Sales Agreement, dated December 16, 1996, between
                Phillips Petroleum Company and Pasadena Cogeneration, L.P.
       27       Financial Data Schedule