Form 10-Q
period 1997-03-31
CALPINE CORP
filed 1997-05-12
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1997


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

                          Yes [ X ]        No   [   ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  $0.001 par value Common Stock     19,903,733 shares outstanding on May 9, 1997

                      CALPINE CORPORATION AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 PAGE NO.

                  ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996.........................3

                  Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1997 and 1996...................4

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996...................5

                  Notes to Condensed Consolidated Financial Statements.........6

                  ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................9

PART II.          OTHER INFORMATION

                  ITEM 1.  Legal Proceedings..................................15

                  ITEM 2.  Change in Securities...............................15

                  ITEM 3.  Defaults Upon Senior Securities....................15

                  ITEM 4.  Submission of Matters to a
                           Vote of Security Holders...........................15

                  ITEM 5.  Other Information..................................15

                  ITEM 6.  Exhibits and Reports on Form 8-K...................15


Signatures....................................................................22

Exhibit Index.................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                          MARCH 31,   DECEMBER 31,
                                                           1997          1996
                                                         ----------   ----------
                       ASSETS                           (unaudited)
Current assets:
   Cash and cash equivalents .........................   $   96,164   $  100,010
   Accounts receivable from related parties ..........        1,383        2,826
   Accounts receivable from others ...................       20,815       39,962
   Acquisition project receivables ...................          791          791
   Collateral securities, current portion ............        4,501        5,470
   Prepaid operating lease ...........................       13,652       12,668
   Other current assets ..............................        8,776        9,460
                                                         ----------   ----------
       Total current assets ..........................      146,082      171,187
Property, plant and equipment, net ...................      675,414      650,053
Investments in power projects ........................       12,443       13,937
Collateral securities, net of current portion ........       86,196       89,806
Notes receivable from related parties ................       18,891       18,182
Notes receivable from Coperlasa ......................       16,367       17,961
Restricted cash ......................................       38,876       55,219
Other assets .........................................       20,497       13,870
                                                         ----------   ----------
       Total assets ..................................   $1,014,766   $1,030,215
                                                         ==========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of non-recourse project financing .   $   41,238   $   30,627
   Notes payable and short-term borrowings ...........        6,999        6,865
   Accounts payable ..................................        9,949       18,363
   Accrued payroll and related expenses ..............        2,336        3,912
   Accrued interest payable ..........................       11,554        7,332
   Other accrued expenses ............................        5,406        7,870
                                                         ----------   ----------
       Total current liabilities .....................       77,482       74,969
Non-recourse project financing, net of current portion      269,303      278,640
Senior Notes .........................................      285,000      285,000
Deferred income taxes, net ...........................       96,789      100,385
Deferred lease incentive .............................       77,629       78,521
Other liabilities ....................................        9,060        9,573
                                                         ----------   ----------
       Total liabilities .............................      815,263      827,088
                                                         ----------   ----------

Stockholders' equity
   Common stock ......................................           20           20
   Additional paid-in capital ........................      165,828      165,412
   Retained earnings .................................       33,655       37,695
                                                         ----------   ----------
       Total stockholders' equity ....................      199,503      203,127
                                                         ----------   ----------
       Total liabilities and stockholders' equity ....   $1,014,766   $1,030,215
                                                         ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              --------------------
                                                                 1997        1996
                                                              --------    --------
Revenue:
   Electricity and steam sales ............................   $ 33,687    $ 25,775
   Service contract revenue ...............................      1,814       2,586
   Income from unconsolidated investments in power projects      2,033       1,415
   Interest income on loans to power projects .............      1,697       1,897
                                                              --------    --------
       Total revenue ......................................     39,231      31,673
                                                              --------    --------
Cost of revenue:
   Plant operating expenses, depreciation, operating
     lease expense and production royalties ...............     28,739      19,472
   Service contract expenses ..............................      1,850       1,857
                                                              --------    --------
       Total cost of revenue ..............................     30,589      21,329
                                                              --------    --------

Gross profit ..............................................      8,642      10,344

Project development expenses ..............................      2,161         516
General and administrative expenses .......................      4,211       2,640
                                                              --------    --------
       Income from operations .............................      2,270       7,188

Other (income) expense:
   Interest expense .......................................     12,977       8,219
   Other income, net ......................................     (3,601)       (533)
                                                              --------    --------
       Loss before provision for income taxes .............     (7,106)       (498)
Provision for income taxes ................................     (3,066)       (204)
                                                              --------    --------
       Net loss ...........................................   $ (4,040)   $   (294)
                                                              ========    ========

Earnings per share:
   Weighted average shares outstanding ....................     19,852      10,651
                                                              ========    ========

   Earnings per share .....................................   $  (0.20)   $  (0.03)
                                                              ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPLNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   1997        1996
                                                                ---------    ---------

Net cash provided by operating activities ...................   $  10,284    $   1,214
                                                                ---------    ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment .............     (29,977)      (7,261)
   Deposit for King City Transaction ........................        --         (1,000)
   Montis Niger Transaction .................................      (7,461)        --
   Investments in power projects and capitalized costs ......         (50)        (459)
   Loans to Coperlasa .......................................        --         (3,430)
   Maturities of collateral securities ......................       5,350         --

   Decrease in restricted cash ..............................      16,342        1,101
   Other, net ...............................................        (261)         (20)
                                                                ---------    ---------
         Net cash used in investing activities ..............     (16,057)     (11,069)
                                                                ---------    ---------

Cash flows from financing activities:
   Borrowings from line of credit ...........................        --         12,300
   Repayments of line of credit .............................        --           (208)
   Borrowings from non-recourse project financing ...........       1,650         --
   Repayments of non-recourse project financing .............        (139)      (5,400)
   Proceeds from issuance of preferred stock ................        --         50,000
   Proceeds from issuance of common stock ...................         351         --
   Other, net ...............................................          65         --
                                                                ---------    ---------
         Net cash provided by financing activities ..........       1,927       56,692
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents ........      (3,846)      46,837

Cash and cash equivalents, beginning of period ..............     100,010       21,810
                                                                ---------    ---------
Cash and cash equivalents, end of period ....................   $  96,164    $  68,647
                                                                =========    =========

Supplementary information -- cash paid during the period for:
   Interest .................................................   $   9,079    $  10,951
   Income taxes .............................................   $     435         --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.       ORGANIZATION AND OPERATION OF THE COMPANY

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") are engaged in the development, acquisition, ownership and operation of power generation facilities in the United States and selected international markets. The Company has ownership interests in and operates natural gas-fired cogeneration facilities, geothermal steam fields and geothermal power generation facilities in the United States and selected international markets. Each of the generation facilities produces electricity for sale to utilities. Thermal energy produced by the gas- fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Interim Presentation -- The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all and only normal recurring adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of the results for the entire year.

Earnings Per Share -- Earnings per share is calculated using the weighted average number of common shares and common equivalent shares, unless antidilutive, using the treasury stock method for outstanding stock options. For 1996, net income per share also gives effect to common equivalent shares from convertible preferred shares from the original date of issuance that automatically converted to common shares upon completion of the Company's initial public offering in September 1996 (using the if-converted method).

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three months ended March 31, 1997, basic and diluted earnings per share would be equivalent to the earnings per share presented in the accompanying condensed consolidated statement of operations.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the three months ended March 31, 1997, the Company capitalized $563,000 of interest in connection with the construction of the Pasadena Power Plant. No interest was capitalized in 1996.

Reclassifications -- Prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 1997 presentation.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997


3.       ACCOUNTS RECEIVABLE

Accounts receivable from related parties as of March 31, 1997 and December 31, 1996 are comprised of the following (in thousands):

                                           March 31,  December 31,
                                             1997        1996
                                            ------     ------
                                         (unaudited)
      O.L.S. Energy-Agnews, Inc. ........   $  732     $  687
      Geothermal Energy Partners, Ltd. ..      180        350
      Sumas Cogeneration Company, L.P. ..      153        590
      Electrowatt Ltd. and subsidiaries .      318      1,199
                                            ------     ------
                                            $1,383     $2,826
                                            ======     ======


 4.      INVESTMENTS IN POWER PROJECTS

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the three months ended March 31, 1997 and 1996 related to these investments is as follows (in thousands):

                                             1997                                        1996
                            ----------------------------------------   ----------------------------------------
                               Sumas        O.L.S.      Geothermal        Sumas         O.L.S.       Geothermal
                            Cogeneration    Energy-       Energy       Cogeneration     Energy-        Energy
                             Company,       Agnews,      Partners,      Company,        Agnews,       Partners,
                               L.P.          Inc.          Ltd.           L.P.           Inc.           Ltd.
                            ------------    -------     -----------    ------------    ---------     -----------
 Revenue                   $       9,884   $  2,522    $      5,603   $      12,047   $    1,699    $      4,118
 Operating expenses                3,114      3,135           2,277           6,336        2,191           3,536
                            ------------    -------     -----------    ------------    ---------     -----------
 Income (loss) from
   operations                      6,770        (613)         3,326           5,711          (492)           582

 Other expenses, net               2,435         216          1,108           2,599           275          1,246
                            ------------    --------    -----------    ------------    ----------    -----------

     Net income (loss)     $       4,335   $    (829)  $      2,218   $       3,112   $      (767)  $       (664)
                           =============   =========   ============   =============   ===========   ============

 Company's share of
   net income (loss)       $       2,066   $    (124)  $         91   $       1,556   $      (153)  $         12
                           =============   =========   ============   =============   ===========   ============

 5.      LINES OF CREDIT

At March 31, 1997, the Company had a $50.0 million credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. At March 31, 1997, the Company had no borrowings and $2.7 million of letters of credit outstanding related to operating expenses at the Company's Watsonville Power Plant. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly. The credit agreement expires in September 1999. No stated principal amortization exists for this indebtedness.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1997


 6.      MONTIS NIGER TRANSACTION

On January 31, 1997, the Company acquired the outstanding capital stock of Montis Niger, Inc. ("MNI"), a natural gas production company, and certain gas reserves from Radnor Power, a wholly-owned subsidiary of LFC Financial Corp., for $7.1 million plus $962,000 for certain working capital items, subject to final adjustments. MNI owns proven natural gas reserves and an 80-mile pipeline system which provides gas to the Company's Greenleaf 1 and 2 Power Plants in northern California. The Company paid $7.5 million in cash for a portion of the purchase price and working capital items, and recorded a $600,000 liability for the remainder of the purchase price due upon completion of certain drilling obligations.

 7.      CONTINGENCIES

CPUC Restructuring -- Electricity and steam sales agreements with PG&E are regulated by the California Public Utilities Commission ("CPUC"). In December 1995, the CPUC proposed the transition of the electric generation market to a competitive market beginning January 1, 1998, with all consumers participating by 2003. Since the proposed restructure results in widespread impact on the market structure and requires participation and oversight of the Federal Energy Regulatory Commission ("FERC"), the CPUC has sought to build a California consensus involving the legislature, the Governor, public and municipal utilities and customers. The consensus has resulted in filings with the FERC which should permit both the CPUC and FERC to collectively proceed with implementation of the new competitive market structure. On September 23, 1996, state legislation was passed, AB 1890 (the "Bill"), which codified much of the CPUC decision and directed the CPUC to proceed with implementation of restructure no later than January 1, 1998. The Bill accelerated the transition period to a fully competitive market from five years to four years with all consumers participating by the year 2002. The Bill provided for an electricity rate freeze for the period of transition and mandated through issuance of rate reduction bonds a 10% rate reduction for small commercial and residential customers effective January 1, 1998. The proposed restructuring provides for phased-in customer choice (direct access), development of a non-discriminatory market structure, full recovery of utility stranded costs, sanctity of existing contracts, and continuation of existing public policy programs including funds for enhancement of in-state renewable energy technologies during the transition period. In May 1997, the CPUC ruled that all utility customers will be able to choose their electricity supplier beginning January 1, 1998. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

Litigation -- The Company is involved in various claims and legal actions arising out of the normal course of business. Management believes that these matters will not have a material impact on the financial position or results of operations of the Company, although there can be no assurance in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) the information is of a preliminary nature and may be subject to further adjustment, (ii) the possible unavailability of financing,
(iii) risks related to the development, acquisition and operation of power plants, (iv) the impact of avoided cost pricing and energy price fluctuations,
(v) the impact of curtailment, (vi) the seasonal nature of the Company's business, (vii) start-up risks, (viii) general operating risks, (ix) the dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) the availability of natural gas, (xiv) the effects of competition, (xv) the dependence on senior management, (xvi) volatility in the Company's stock price, (xvii) fluctuations in quarterly results and seasonality, and (xviii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


 OVERVIEW

 Calpine is engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in 15 power generation facilities and steam fields having an aggregate capacity of 1,047 megawatts. Calpine's net interest in these facilities is 973 megawatts, of which 515 megawatts or 53% are natural gas-fired facilities and 458 megawatts or 47% are geothermal facilities.

 On January 31, 1997, the Company acquired Montis Niger, Inc. ("MNI"), a natural gas production company, and certain gas reserves. MNI owns 10 billion cubic feet of proven gas reserves and an 80-mile pipeline system which provides gas to the Company's Greenleaf power plants. In February 1997, the Company announced the development of northern California's first merchant power plant. The 480 megawatt Sutter Power Plant will provide electricity to the deregulated California power market in the year 2000. The Company is currently pursuing regulatory agency permits for this project. In March 1997, the Company entered into a purchase agreement with a subsidiary of Enron Corp. to acquire a 50% interest in 827 megawatts of operating gas-fired plants in Texas. The acquisition is expected to close during the second quarter of 1997, contingent upon third-party approvals. In March 1997, the Company commenced construction of the 240 megawatt Pasadena Power Plant located in Pasadena, Texas. The Pasadena plant is the first merchant plant to be financed with non-recourse project debt and is scheduled to be operational in 1998. The successful development or acquisition of the projects described above are subject to various risks, including (a) obtaining sufficient equity and debt financing, (b) obtaining all governmental permits and third party approvals and other rights, (c) obtaining power or steam sales agreements, fuel supply and transportation agreements, electrical transmission agreements, site agreements and construction agreements, as appropriate, and (d) possible construction or other delays or cost overruns. As a result, there can be no assurance that the Company will successfully complete any of these development projects or acquisitions or that they will be completed on a timely basis and within the planned budget.

 Included in the results of operations for the three months ended March 31, 1997 are the King City and Gilroy Power Plants which each have a generating capacity of 120 megawatts. The King City Power Plant has been included in the Company's consolidated results of operations since the May 2, 1996 effective date of the operating lease, and the Gilroy Power Plant since its acquisition on August 29, 1996. As scheduled by Pacific Gas and Electric Company ("PG&E") and in accordance with their respective power sales agreements, the King City and Gilroy Power Plants did not generate electricity during the three months ended March 31, 1997. As scheduled, both power plants resumed operation on May 1, 1997.

 Each of the Company's power plants produces electricity for sale to a utility. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. The electricity, thermal energy and steam generated by these facilities are typically sold pursuant to long-term, take-and-pay power or steam sales agreements generally having original terms of 20 or 30 years. Nine of these agreements with PG&E provide for both capacity payments and energy payments for the term of the agreements. During the initial ten-year period of certain agreements, PG&E pays a fixed price for each unit of electrical energy according to schedules set forth in such agreements. The fixed price periods under these power sales agreements expire at various times in 1998 through 2000. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments adjust to PG&E's then avoided cost of energy, which is determined by the California Public Utilities Commission ("CPUC"). The currently prevailing avoided cost of energy is substantially lower than the fixed energy prices under these power sales agreements and is generally expected to remain so. While avoided cost does not affect capacity payments under the power sales agreements, in the event that the avoided cost of energy does not increase significantly, the Company's energy revenues under these power sales agreements would be materially reduced at the expiration of the fixed price period. Such reduction may have a material adverse effect on the Company's results of operations. The Company cannot predict the likely level of avoided cost energy prices at the expiration of the fixed price periods. The majority of the capacity revenues are paid during the months of May through October. Prices paid for the steam delivered by the Company's steam fields are based on a formula that partially reflects the price levels of nuclear and fossil fuels, and, therefore, a reduction in the price levels of such fuels may reduce revenue under the steam sales agreements for the steam fields.

 Each of the Company's power and steam sales agreements contain curtailment provisions under which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. For the year ended December 31, 1996, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation during the period, which resulted in high levels of energy generation by hydroelectric power facilities that supply electricity. For the three months ended March 31, 1997, the West Ford Flat and Bear Canyon Power Plants each experienced 263 hours of curtailment, compared to 448 hours of curtailment for the same period in 1996. Due to an amendment to the power sales contracts executed in April 1997, the Company currently does not expect maximum curtailment during 1997 for these power plants.

 Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the CPUC issued an electric industry restructuring decision which envisions commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998. As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.


 SELECTED OPERATING DATA

 Set forth below is certain selected operating information for the power plants and steam fields for which results are consolidated in the Company's statement of operations. The information set forth under power plants consists of the results for the West Ford Flat and Bear Canyon Power Plants, the Greenleaf 1 and 2 Power Plants, the Watsonville Power Plant, the King City Power Plant since May 2, 1996, and the Gilroy Power Plant since August 29, 1996. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO #1 Steam Fields and the Calpine Thermal Steam Fields (dollar amounts in thousands, except per kilowatt hour amounts).

                                                     Three Months Ended
                                                         March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
  Power Plants
    Electricity revenues
      Energy .....................................   $ 18,977   $ 15,339
      Capacity ...................................   $  5,181   $  1,566
    Megawatt hours produced ......................    268,610    330,675
    Average energy rate per kilowatt hour produced   $ 0.0706   $ 0.0464

  Steam Fields
    Steam revenues ...............................   $  9,529   $  8,870
    Megawatt hours produced ......................    606,838    556,039
    Average energy rate per kilowatt hour produced   $ 0.0157   $ 0.0160

 Megawatt hours produced declined for the three months ended March 31, 1997 compared to the same period in 1996, primarily due to a 57,886 megawatt hour decline in 1997 production by the Greenleaf 1 Power Plant. The Greenleaf 1 Power Plant did not operate for the period from January 1 to February 26, 1997 due to flooding in the vicinity of the power plant. The average energy rate per kilowatt hour produced for all power plants increased for the three months ended March 31, 1997 compared to the same period in 1996 due to increases in the average energy price per kilowatt hour produced at both the geothermal and gas-fired power plants, and reflects the decreased kilowatt hour production at the lower priced gas-fired power plants.


 OTHER FINANCIAL DATA AND RATIOS

 Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                      Three Months Ended
                                                         March 31,
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
 Depreciation and amortization                       $ 11,333   $  6,875
 Interest expense per indenture                      $ 14,168   $  8,553
 EBITDA                                              $ 19,479   $ 13,353
 EBITDA to interest expense per indenture                1.37x      1.56x

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

 Interest expense per indenture is defined as total interest expense plus one-third of all operating lease obligations, capitalized interest, dividends paid in respect to preferred stock and cash contributions to any employee stock ownership plan used to pay interest on loans to purchase capital stock of the Company.


 RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

 Revenue. Total revenue was $39.2 million for the three months ended March 31, 1997 compared to $31.7 million for the comparable period in 1996. Electricity and steam sales revenue increased 31% to $33.7 million for the three months ended March 31, 1997 compared to $25.8 million for the comparable period in 1996. The increase was partially due to $1.2 million and $2.5 million of capacity revenue from the King City and Gilroy Power Plants which have been included in the Company's operations since May 2, 1996 and August 29, 1996, respectively. As scheduled, the King City and Gilroy Power Plants did not generate electrical energy and did not earn energy revenue during the three months ended March 31, 1997. Revenue from the West Ford Flat and Bear Canyon Power Plants increased by $1.8 million for the three months ended March 31, 1997 compared to the same period in 1996, primarily due to increased kilowatt hour generation and increased energy prices in 1997. The West Ford Flat and Bear Canyon Power Plants were curtailed under their power sales agreements for approximately $1.6 million of revenue during the three months in 1997, compared to approximately $2.6 million of revenue during the same period in 1996. Thermal Power Company also contributed $912,000 more revenue for the three months in 1997 than the same period in 1996 due to increased steam sales under the competitive alternative pricing agreement entered into with PG&E in March 1996. Revenue from the Greenleaf and Watsonville Power Plants for the three months in 1997 increased by a total of $1.8 million compared to the same period in 1996, due to an increase in the energy price per kilowatt hour. Service contract revenue decreased 31% to $1.8 million for the three months ended March 31, 1997 compared to $2.6 million for the same period in 1996, which reflected $342,000 of billings for an overhaul at the Aidlin power plant and a $255,000 advisory fee for financing of a power plant during 1996. Income from unconsolidated investments in power projects increased 43% to $2.0 million for the three months ended March 31, 1997 compared to $1.4 million for the same period in 1996. The increase is primarily attributable to $2.1 million of equity income from the Company's investment in Sumas Cogeneration Company, L.P. ("Sumas") during the three months ended March 31, 1997 compared to $1.6 million for the same period in 1996. The increase in Sumas income was primarily due to a higher price for energy sold and certain other payments received from Puget Sound Power and Light Company under the power sales agreement. Interest income on loans to power projects decreased 11% to $1.7 million for the three months ended March 31, 1997 compared to $1.9 million for the comparable period in 1996, primarily related to interest income on the loans to Coperlasa for the Cerro Prieto project.

 Cost of revenue. Cost of revenue increased 44% to $30.6 million for the three months ended March 31, 1997 compared to $21.3 million for the comparable period in 1996. The increase was primarily due to plant operating, depreciation and operating lease expenses attributable to the operations of the King City and Gilroy Power Plants which have been included in the Company's operations since May 2, 1996 and August 29, 1996, respectively.

 Project development expenses increased to $2.2 million for the three months ended March 31, 1997 compared to $516,000 for the same period in 1996. The increase was due primarily to expanded business acquisition and development activities.

 General and administrative expenses. General and administrative expenses increased 62% to $4.2 million for the three months ended March 31, 1997 compared to $2.6 million for the same period in 1996. The increase in 1997 was due to additional personnel and related expenses necessary to support the Company's expanded operations.

 Interest expense. Interest expense increased to $13.0 million for the three months ended March 31, 1997 compared to $8.2 million for the comparable period in 1996. The 59% increase was attributable to $4.7 million of interest expense related to the Senior Notes Due 2006 issued in May 1996, and $2.3 million of interest on debt related to the Gilroy Power Plant acquired in August 1996, offset by $563,000 of interest capitalized for the construction of the Pasadena Power Plant and a $1.8 million decrease in interest expense primarily as a result of repayments of principal on certain non-recourse project financings and other short-term borrowings.

 Other income, net. Other income, net increased to $3.6 million for the three months ended March 31, 1997 compared to $533,000 for the same period in 1996. The increase was primarily due to $1.6 million of interest income earned on the collateral securities for the King City Power Plant. The remaining increase is mainly attributable to interest earned on higher cash and cash equivalent balances during the three months ended March 31, 1997 primarily as a result of the Company's initial public offering in September 1996.

 Provision for income taxes. The effective rate for the income tax benefit was approximately 43% for the three months ended March 31, 1997. The effective tax rate differs from the statutory rates due to depletion in excess of tax basis benefits at the Company's geothermal facilities for the three months ended March 31, 1997. The effective rate for the three months ended March 31, 1996 was 41% based on statutory tax rates.

 LIQUIDITY AND CAPITAL RESOURCES

 To date, the Company has obtained cash from its operations, borrowings under the working capital lines, equity offerings, contributions from the Company's former owner, and proceeds from non-recourse project financings, senior notes and other long-term debt. The Company utilized this cash to fund its operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet its other cash and liquidity needs.

 The following table summarizes the Company cash flow activities for the periods indicated (in thousands):

                                                   Three Months Ended
                                                       March 31,
                                             -----------------------------
                                                1997               1996
                                             ----------         ----------
 Cash flows from:
     Operating activities                    $  10,284          $    1,214
     Investing activities                       (16,057)           (11,069)
     Financing activities                         1,927             56,692
                                             ----------         ----------
         Total                               $   (3,846)        $   46,837
                                             ==========         ==========

Operating activities provided $10.3 million for the three months ended March 31, 1997 consisting of approximately $4.0 million of net loss from operations and $3.8 million in deferred income taxes; offset by $10.4 million of depreciation and amortization, $6.2 million net decrease in operating assets and liabilities, and $1.5 million of net distributed income from unconsolidated investments in power projects.

Investing activities used $16.1 million during the three months ended March 31, 1997, primarily due to $20.5 million of capital expenditures related to the construction of the Pasadena Power Plant, $9.5 million of other capital expenditures, $7.5 million for the acquisition of Montis Niger, Inc., offset by $5.4 million of collateral security maturities in connection with the King City Power Plant and a $16.3 million decrease in restricted cash, primarily related to the Pasadena Power Plant.

Financing activities provided $1.9 million of cash during the three months ended March 31, 1997 primarily due to $1.7 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant.

As of March 31, 1997, cash and cash equivalents were $96.2 million and working capital was $68.6 million. For the three months ended March 31, 1997, cash and cash equivalents decreased by $3.8 million and working capital decreased by $27.6 million as compared to the period ended December 31, 1996. The decrease in working capital is primarily due to a $20.6 million decrease in accounts receivable during the three months ended March 31, 1997, as the King City and Gilroy Power Plants were scheduled by PG&E to not generate electricity during the period.

As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facilities, other lines of credit, non-recourse project financing or long-term debt.

The Company currently has outstanding $105.0 million of 9-1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company has $180.0 million of 10-1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest payable semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

At March 31, 1997, the Company had $310.5 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat Power Plant, the Bear Canyon Power Plant, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO #1 Steam Fields, the Greenleaf 1 and 2 Power Plants and the Gilroy Power Plant. As of March 31, 1997, the annual maturities for all non-recourse project financing were $36.5 million for the remainder of

1997,  $38.7 million for 1998,  $24.2 million for 1999,  $24.8 million for 2000,
$16.6 million for 2001 and $168.1 million thereafter.

The Company currently has a $50.0 million revolving credit agreement with a consortium of commercial lending institutions led by The Bank of Nova Scotia, with borrowings bearing interest at either LIBOR or at The Bank of Nova Scotia base rate plus a mutually agreed margin. At March 31, 1997, the Company had no borrowings outstanding and $2.7 million of letters of credit outstanding under the revolving credit facility (see Note 5 of Notes to Condensed Consolidated Financial Statements). The Bank of Nova Scotia credit facility contains certain restrictions that significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At March 31, 1997, the Company had no borrowings under this working capital line and $900,000 of letters of credit outstanding. Borrowings bear interest at prime plus 1%.

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

At March 31, 1996, the Company had commitments for capital expenditures in 1997 totaling $2.8 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. Capital expenditures for the three months ended March 31, 1997 of $30.0 million included $20.5 million for the construction of the Pasadena Power Plant, $4.4 million related to the geothermal facilities and the remaining $5.1 million at the gas-fired power plants.

The Company continues to pursue the acquisition and development of new power generation projects. The Company expects to commit significant capital in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements through December 31, 1997.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in APBO No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three months ended March 31, 1997, basic and diluted earnings per share would be equivalent to the earnings per share presented in the accompanying condensed consolidated statement of operations.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGE IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

The following exhibits are filed herewith unless otherwise indicated:

Exhibit 11        Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule

EXHIBIT
NUMBER                DESCRIPTION
-------     --------------------------------------------------------------------
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

10.1.15 Credit Agreement, dated as of August 28, 1996, among Calpine Gilroy Cogen, L.P. and Banque Nationale de Paris. (l)

10.1.16 Credit Agreement, dated as of September 25, 1996, among Calpine Corporation and The Bank of Nova Scotia. (m)

10.1.17     Credit   Agreement,   dated   December  20,  1996,   among  Pasadena
            Cogeneration L.P. and ING (U.S.) Capital Corporation and The Bank Parties Hereto. (n)

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

10.3        Power Sales Agreements

10.3.1 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)

10.3.2 Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents. (a)

10.3.3 Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and related documents. (a)

10.3.4 Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and Amendment thereto dated September 30, 1991. (a)

10.3.5 Long-Term Energy and Capacity Power Purchase Agreement, dated April 16, 1985, between O.L.S. Energy- Agnews and Pacific Gas & Electric Company and amendment thereto dated February 24, 1989. (a)

10.3.6 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd. and Pacific Gas & Electric Company, and related documents. (a)

10.3.7 Long-Term Energy and Capacity Power Purchase Agreement, dated November 15, 1984, between Geothermal Energy Partners, Ltd. and Pacific Gas & Electric Company (see Exhibit 10.3.6 for related documents). (a)

10.3.8 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit One Associates, Inc. and Pacific Gas and Electric Company. (f)

10.3.9 Long-Term Energy and Capacity Power Purchase Agreement, dated December 12, 1984, between Greenleaf Unit Two Associates, Inc. and Pacific Gas and Electric Company. (f)

10.3.10 Long-Term Energy and Capacity Power Purchase Agreement, dated December 5, 1985, between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August 18, 1988 and June 9, 1991.
            (l)

10.3.11 Amended and Restated Energy Sales Agreement, dated December 16, 1996, between Phillips Petroleum Company and Pasadena Cogeneration, L.P. (n)

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

10.10.2     Senior  Vice  President   Employment   Agreement   between   Calpine
            Corporation and Ms. Ann B. Curtis. (l)

10.10.3     Senior  Vice  President   Employment   Agreement   between   Calpine
            Corporation and Mr. Lynn A. Kerby. (l)

10.10.4 Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter. (l)

10.10.5 Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly. (l)

10.10.6 Amended Consulting Contract between Calpine Corporation and Mr. George J. Stathakis. *

10.11       Form of Indemnification Agreement for directors and officers. (l)


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

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(n) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996 and filed on March 31, 1997.

*           Filed herewith.



(B)      REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:               /s/  Ann B. Curtis                        Date:   May 12, 1997
         --------------------------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:               /s/  Gloria S. Gee                       Date:    May 12, 1997
         --------------------------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

11                   Computation of Earnings Per Share

10.10.6 Amended Consulting Contract between Calpine Corporation and Mr. George J. Stathakis

27                   Financial Data Schedule