Form 10-Q
period 1997-06-30
CALPINE CORP
filed 1997-08-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997


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

$0.001 par value Common Stock   19,939,233 shares outstanding on August 12, 1997

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                       For the Quarter Ended June 30, 1997

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 Page No.

                  ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996..........................3

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1997 and 1996............4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996......................5

                  Notes to Condensed Consolidated Financial Statements.........6

                  ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................13

PART II.          OTHER INFORMATION

                  ITEM 1.  Legal Proceedings..................................20

                  ITEM 2.  Change in Securities...............................20

                  ITEM 3.  Defaults Upon Senior Securities....................20

                  ITEM 4.  Submission of Matters to a Vote of Security
                           Holders............................................20

                  ITEM 5.  Other Information..................................21

                  ITEM 6.  Exhibits and Reports on Form 8-K...................21


Signatures....................................................................29

Exhibit Index.................................................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                 (in thousands)

                                                                 June 30,   December 31,
                                                                    1997        1996
                                                                ----------   ----------
                                 ASSETS                        (unaudited)
Current assets:
   Cash and cash equivalents ................................   $   23,436   $  100,010
   Accounts receivable from related parties .................        1,718        2,826
   Accounts receivable from others ..........................       49,623       39,962
   Notes receivable from related parties, current portion ...       15,564         --
   Collateral securities, current portion ...................        6,056        5,470
   Prepaid operating lease ..................................       13,652       12,668
   Other current assets .....................................        5,617       10,251
                                                                ----------   ----------
       Total current assets .................................      115,666      171,187
Property, plant and equipment, net ..........................      691,444      650,053
Investments in power projects ...............................       78,451       13,937
Collateral securities, net of current portion ...............       85,453       89,806
Notes receivable from related parties, net of current portion      150,902       18,182
Notes receivable from Coperlasa .............................       16,353       17,961
Restricted cash .............................................       25,735       55,219
Other assets ................................................       17,064       13,870
                                                                ----------   ----------
       Total assets .........................................   $1,181,068   $1,030,215
                                                                ==========   ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of non-recourse project financing ........   $  156,379   $   30,627
   Notes payable and short-term borrowings ..................        7,135        6,865
   Accounts payable .........................................       11,852       18,363
   Accrued payroll and related expenses .....................        3,393        3,912
   Accrued interest payable .................................        7,115        7,332
   Other accrued expenses ...................................        6,972        7,870
                                                                ----------   ----------
       Total current liabilities ............................      192,846       74,969
Long-term line of credit ....................................       14,300         --
Non-recourse project financing, net of current portion ......      264,480      278,640
Senior Notes ................................................      285,000      285,000
Deferred income taxes, net ..................................      129,932      100,385
Deferred lease incentive ....................................       76,737       78,521
Other liabilities ...........................................        8,265        9,573
                                                                ----------   ----------
       Total liabilities ....................................      971,560      827,088
                                                                ----------   ----------

Stockholders' equity
   Common stock .............................................           20           20
   Additional paid-in capital ...............................      166,433      165,412
   Retained earnings ........................................       43,055       37,695
       Total stockholders' equity ...........................      209,508      203,127
                                                                ----------   ----------
       Total liabilities and stockholders' equity ...........   $1,181,068   $1,030,215
                                                                ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1997 and 1996
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                  ----------------------    ----------------------
                                                     1997         1996        1997         1996
                                                  ---------    ---------    ---------    ---------
Revenue:
   Electricity and steam sales ................   $  62,639    $  46,255    $  96,326    $  72,030
   Service contract revenue ...................       1,715        2,848        3,529        5,434
   Income from unconsolidated investments in
     power projects ...........................       2,131          298        4,164        1,713
   Interest income on loans to power projects .       1,259          920        2,956        2,817
                                                  ---------    ---------    ---------    ---------
       Total revenue ..........................      67,744       50,321      106,975       81,994
                                                  ---------    ---------    ---------    ---------
Cost of revenue:
   Plant operating expenses, depreciation,
      operating lease expense and production
      royalties................................      35,537       27,363       64,276       46,835
   Service contract expenses ..................       1,669        2,627        3,519        4,484
                                                  ---------    ---------    ---------    ---------
       Total cost of revenue ..................      37,206       29,990       67,795       51,319
                                                  ---------    ---------    ---------    ---------

Gross profit ..................................      30,538       20,331       39,180       30,675

Project development expenses ..................       1,786          894        3,947        1,410
General and administrative expenses ...........       4,373        3,234        8,584        5,874
                                                  ---------    ---------    ---------    ---------
       Income from operations .................      24,379       16,203       26,649       23,391

Other expense (income):
   Interest expense ...........................      13,168       10,446       26,145       18,665
   Other income, net ..........................      (4,292)      (2,244)      (7,893)      (2,777)
                                                  ---------    ---------    ---------    ---------
       Income before provision for income taxes      15,503        8,001        8,397        7,503
Provision for income taxes ....................       6,103        3,284        3,037        3,080
                                                  ---------    ---------    ---------    ---------
       Net income .............................   $   9,400    $   4,717    $   5,360    $   4,423
                                                  =========    =========    =========    =========
Primary earnings per share:
   Weighted average shares outstanding ........      20,998       13,362       20,425       12,007
                                                  =========    =========    =========    =========

   Earnings per share .........................   $    0.45    $    0.35    $    0.26    $    0.37
                                                  =========    =========    =========    =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPlNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)
                                   (unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                     1997          1996
                                                                                   ---------    ---------

Net cash provided by operating activities ......................................   $  16,800    $   5,035
                                                                                   ---------    ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment ................................     (57,616)      (8,061)
   Acquisition of Texas Cogeneration Company ...................................     (36,411)        --
   Purchase of loans for Texas City and Clear Lake Power Plants ................    (155,622)        --
   Repayment of loans by Texas City and Clear Lake Power Plants ................       5,737         --
   Investment in King City, net of cash on hand ................................        --         (4,877)
   Investment in King City collateral securities ...............................        --        (98,414)
   Acquisition of Calpine Gas Company ..........................................      (7,621)        --
   Investments in power projects and capitalized costs .........................        (416)      (2,983)
   Loans to Coperlasa ..........................................................        --        (12,104)
   Maturities of collateral securities .........................................       5,350         --
   Decrease in restricted cash .................................................      29,484        1,150
   Other, net ..................................................................      (3,382)        (762)
                                                                                   ---------    ---------
         Net cash used in investing activities .................................    (220,497)    (126,051)
                                                                                   ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of Senior Notes Due 2006 .............................        --        180,000
   Borrowings from line of credit ..............................................      14,300       33,800
   Repayments of line of credit ................................................        --        (53,651)
   Borrowings from bank ........................................................        --         45,000
   Repayments to bank ..........................................................        --        (46,177)
   Borrowings of non-recourse project financing ................................     128,300         --
   Repayments of non-recourse project financing ................................     (16,247)     (66,600)
   Proceeds from issuance of preferred stock ...................................        --         50,000
   Proceeds from issuance of common stock ......................................         954         --
   Financing costs .............................................................        (251)      (4,763)

   Other, net ..................................................................          67         --
                                                                                   ---------    ---------
         Net cash provided by financing activities .............................     127,123      137,609
                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents ...........................     (76,574)      16,593
Cash and cash equivalents, beginning of period .................................     100,010       21,810
                                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................................   $  23,436    $  38,403
                                                                                   =========    =========

Supplementary information -- cash paid during the period for:
   Interest ....................................................................   $  27,039    $  16,517
   Income taxes ................................................................   $     435          955

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


1.       Organization and Operation of the Company

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") are engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in and operates natural gas- fired cogeneration facilities, geothermal steam fields and geothermal power generation facilities.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three and six months ended June 30, 1997, basic and diluted earnings per share would not be materially different than the earnings per share presented in the accompanying condensed consolidated statement of operations.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the three and six months ended June 30, 1997, the Company capitalized $723,000 and $1.3 million, respectively, of interest in connection with the construction of the Pasadena Power Plant. No interest was capitalized in 1996.

Derivative Financial Instruments -- The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swaps to reduce exposure to interest rate fluctuations in connection with certain debt commitments. The instruments' cash flows mirror those of the underlying exposures. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the underlying exposure.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


At June 30, 1997, the Company had $151.7 million of interest rate swaps on non-recourse project financing and $182.0 million of treasury rate locks and enhanced forwards on senior notes issued by the Company in July 1997. During July 1997, the Company extinguished non-recourse project financing related to $64.2 million of interest rate hedges and terminated one swap related to $9.2 million of hedged debt.

Reclassifications -- Prior year amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 1997 presentation.

3.       Accounts Receivable and Notes Receivable

Accounts receivable from related parties as of June 30, 1997 and December 31, 1996 are comprised of the following (in thousands):

                                       June 30,   December 31,
                                          1997       1996
                                        ------      ------
                                       (unaudited)
   O.L.S. Energy-Agnews, Inc. .......   $  833      $  687
   Geothermal Energy Partners, Ltd. .      191         350
   Sumas Cogeneration Company, L.P. .      351         590
   Texas Cogeneration Company ("TCC")       29          --
   Electrowatt Ltd. and subsidiaries       314       1,199
                                        ------      ------
                                        $1,718      $2,826
                                        ======      ======


Notes receivable from related parties as of June 30, 1997 and December 31, 1996 are comprised of the following (in thousands):

                                         June 30,  December 31,
                                           1997       1996
                                        ---------   --------
                                       (unaudited)
    Darrel Jones .....................   $ 18,781   $ 18,182
    Cogenron, Inc. (subsidiary of TCC)     47,688       --
   Clear Lake Cogeneration, L.P. .....
      (subsidiary of TCC) ............     99,997       --
                                        ---------   --------
                                         $166,466   $ 18,182
                                        =========   ========

Darrel Jones is the sole shareholder of Sumas Energy, Inc., the Company's partner in Sumas Cogeneration Company, L.P. (see Note 4). See Note 5 for information regarding TCC.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


 4.      Investments in Power Projects

 The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the six months ended June 30, 1997 and 1996 related to these investments is as follows (in thousands):

                                                 1997                                                  1996
                      ----------------------------------------------------------    ------------------------------------------
                           Sumas         O.L.S.      Geothermal                          Sumas         O.L.S.      Geothermal
                       Cogeneration     Energy-        Energy          Texas         Cogeneration      Energy-       Energy
                         Company,       Agnews,      Partners,     Cogeneration        Company,        Agnews,     Partners,
                           L.P.          Inc.           Ltd.          Company            L.P.           Inc.          Ltd.
                      --------------   ---------   -------------   -------------    --------------   ----------  -------------
   Revenue ..............   $19,354     $ 6,020       $11,584        $ 5,786           $21,561        $ 4,604      $ 9,576
   Operating expenses ...     7,325       5,654         4,982          4,855            12,752          4,349        6,219
                            -------     -------       -------        -------           -------        -------      -------
   Income (loss) from
     operations .........    12,029         366         6,602            931             8,809            255        3,357

   Other expenses, net ..     5,167       1,170         1,784            236             5,098          1,040        2,444
                            -------     -------       -------        -------           -------        -------      -------

       Net income (loss)    $ 6,862     $  (804)      $ 4,818        $   695           $ 3,711        $  (785)      $  913
                            =======     =======       =======        =======           =======        =======      =======

   Company's share of net
     income (loss) ......   $ 3,906     $  (124)      $   224        $   158           $ 1,855        $  (179)      $   37
                            =======     =======       =======        =======           =======        =======      =======

 5.      Texas Cogeneration Company Transaction

 On June 23, 1997, Calpine completed the acquisition of a 50% equity interest in the Texas City cogeneration facility (the "Texas City Power Plant") and the Clear Lake cogeneration facility (the "Clear Lake Power Plant") for a total purchase price of $35.4 million, subject to final adjustments. The Company acquired its 50% interest in these plants through the acquisition of 50% of the capital stock of Enron Dominion Cogen Corp. ("EDCC") from Enron Power Corp., a wholly owned subsidiary of Enron Corp. ("Enron"). EDCC was subsequently renamed Texas Cogeneration Company ("TCC"). The other 50% shareholder interest in TCC is owned by Dominion Cogen, Inc. In addition to the purchase of 50% of the stock of TCC, Calpine, through its wholly owned subsidiary, Calpine Finance Company ("CFC"), purchased from the existing lenders the $155.6 million of outstanding non-recourse project debt of the Texas City Power Plant (approximately $53.0 million) and the Clear Lake Power Plant (approximately $102.6 million). The acquisition of the capital stock of TCC and the purchase of the outstanding debt from the existing lenders were financed with approximately $125.0 million of non-recourse debt provided by The Bank of Nova Scotia, $14.3 million of borrowings from the revolving line of credit, and $55.8 million of equity provided by the Company (see Notes 7 and 8 for more information regarding the revolving line of credit and the $125.0 million of non-recourse debt).

 The Company accounts for its investment in TCC under the equity method because control of TCC is deemed to be shared with Dominion Cogen, Inc. The Texas City and Clear Lake Power Plants are operated by the Company under a one-year contract with automatic renewal provisions.

 Texas City Power Plant -- The Texas City Power Plant is a 450 megawatt natural gas-fired combined-cycle cogeneration facility located in Texas City, Texas. The Texas City Power Plant commenced commercial operation in June 1987.

 Electricity generated by the Texas City Power Plant is sold under two separate long-term agreements to (i) Texas Utilities Generating Company ("TUEC") under an original 12-year power sales agreement terminating in June 1999 and (ii) Union Carbide Company ("UCC") under an original 12-year power sales agreement terminating in June 1999. Each power sales agreement contains provisions for capacity and energy. The TUEC power sales agreement provides for a firm capacity payment for 410 megawatts. The UCC power sales agreement provides for a firm capacity payment for 20 megawatts.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


 Natural gas requirements for the Texas City Power Plant are allocated between UCC, DEI Texas, Inc. ("DEI"), an affiliate of Dominion Cogen Inc., and Enron Capital and Trading Corporation ("ECT") pursuant to a contractual arrangement. UCC and DEI currently provide approximately 25% and 56%, respectively, of the fuel requirements of the Texas City Power Plant. The three fuel contracts are effective through June 1999. Under the fuel contracts, approximately 19% of the total fuel requirements of the Texas City Power Plant is supplied at spot market prices. The remainder is purchased at fixed rates which are currently above spot market prices.

 Clear Lake Power Plant -- The Clear Lake Power Plant is a 377 megawatt natural gas/hydrogen-fired combined-cycle cogeneration facility located in Pasadena, Texas. The Clear Lake Power Plant commenced commercial operation in December 1984.

 Electricity generated by the Clear Lake Power Plant is sold under three separate long-term agreements to (i) Texas New Mexico Power Company ("TNP") under an original 20-year power sales agreement terminating in 2004, (ii) Houston Light & Power Company ("HL&P") under an original 10-year power sales agreement terminating in 2005, and (ii) Hoescht Celanese Chemical Group ("HCCG") under an original 10-year power sales agreement terminating in 2004. Each power sales agreement contains provisions for capacity and energy payments.

 The TNP power sales agreement provides for a firm capacity payment of production between 200 and 250 megawatts based on 98% of HL&P's tariff under its TNP contract. The HL&P power sales agreement provides for firm capacity payment for 50 megawatts for the term of the agreement, subject to adjustment under certain specified conditions. The HCCG power sales agreement provides for firm capacity payment for 35 megawatts for the term of the agreement. The TNP energy price is based on 98% of HL&P's tariff under its TNP contract. HL&P's and HCCG's energy payments are based on HL&P's weighted average cost of gas, or contractual heat rates and operations and maintenance adder.

 The natural gas for the Clear Lake Power Plant is purchased primarily from TCC, which receives its fuel from ECT on a tiered price basis consisting of a fixed priced tier escalating at 5% annually and two index-priced tiers. A small portion of the natural gas requirements is purchased from ECT at index prices. In addition, the facility burns hydrogen provided by HCCG, amounting to approximately 5% of the Clear Lake Power Plant's total fuel requirements.

 6.      Calpine Gas Company Transaction

On January 31, 1997, the Company acquired the outstanding capital stock of Montis Niger, Inc., a natural gas production company, and certain gas reserves from Radnor Power, a wholly-owned subsidiary of LFC Financial Corp., for $7.1 million. In addition, the Company paid $824,000 for certain working capital items. The Company's allocation of the purchase price is subject to final adjustments. Montis Niger, subsequently renamed to Calpine Gas Company, owns proven natural gas reserves and an 80-mile pipeline system which provides gas to the Company's Greenleaf 1 and 2 Power Plants in northern California. The Company paid $7.6 million in cash for a portion of the purchase price and working capital items, and recorded a $600,000 liability for the remainder of the purchase price due upon completion of certain drilling obligations.

 7.      Revolving Credit Facility

 At June 30, 1997, the Company had a $50.0 million credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. At June 30, 1997, the Company had $14.3 million of borrowings and $2.7 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR")

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


plus an applicable margin (approximately 9.4% at June 30, 1997). Interest is paid on the last day of each interest period for such loans, but not less often than quarterly. The credit agreement expires in September 1999.

 On July 1, 1997, the Company had an additional $6.0 million of letters of credit outstanding related to the purchase of firm capacity and energy between HL&P and the Clear Lake Power Plant. On July 8, 1997, the Company repaid the $14.3 million of borrowings with proceeds from the 8-3/4% Senior Notes Due 2007 (see Note 9).

 8.      Non-Recourse Project Financing

Note Payable to Bank -- On June 23, 1997, the Company entered into a $125.0 million non-recourse financing with The Bank of Nova Scotia, the proceeds of which were utilized for the acquisition of the 50% interest in TCC and the purchase from the lenders of $155.6 million of outstanding non-recourse project debt (see Note 5). The $125.0 million non-recourse financing matures on June 22, 1998 and is expected to be repaid prior to maturity with the proceeds of a planned refinancing of the $155.6 million non-recourse project debt. On June 30, 1997, $119.3 million of borrowings were outstanding which bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin (approximately 7.0% at June 30, 1997). In July 1997, the Company utilized existing swap arrangements to minimize the impact of potential changes in interest rates on the project debt. The effective interest rate including the effect of the existing swap arrangement was approximately 8.4%.

 Senior-Term and Junior Term Loans -- The Company entered into the Senior-Term and Junior Term Loans in connection with the Company's acquisition of Calpine Geysers Company in 1993. On June 30, 1997, $102.7 million of such loans were outstanding. On July 8, 1997, the Company repaid all Senior-Term and Junior-Term Loans before their maturity date from the proceeds of the 8-3/4% Senior Notes Due 2007 (see Note 9). In connection with this transaction, the Company terminated one swap transaction and retained one swap transaction. The Company had entered into these swap transactions to minimize the impact of changes in interest rates on a portion of the Senior- Term loans and had an effective rate of 9.9% on June 30, 1997.

 9.      Senior Notes Due 2007

 On July 8, 1997, the Company issued $200.0 million aggregate principal amount of 8-3/4% Senior Notes Due 2007. The net proceeds of $195.0 million were used as follows: (i) $102.7 million to repay non-recourse project financing related to Calpine Geysers Company, (ii) $6.4 million to repay a note payable to Natomas Energy Company related to the purchase of Thermal Power Company which matures in September 1997, (iii) $14.3 million to repay borrowings under The Bank of Nova Scotia Revolving Credit Facility, (iv) $728,000 to repay a note payable to Santa Fe Geothermal, Inc. which matures in December 1997, and (v) approximately $70.9 million for general corporate purposes. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 8-3/4% Senior Notes Due 2007 using the effective interest rate method.

 In May and June 1997, the Company executed five interest rate hedging transactions related to debt with a notational value of $182.0 million and designed to eliminate interest rate risk for the period from May 1997 to July 8, 1997 when the 8-3/4% Senior Notes Due 2007 were priced. These interest rate hedging transactions were designated as a hedge of the anticipated bond offering, and the resulting $3.0 million cost resulting from the hedges is amortized over the life of the bond. The effective interest rate after the hedging transactions and the amortization of deferred costs is 9.0%.

 The 8-3/4% Senior Notes Due 2007 will mature on July 15, 2007. The Company has no sinking fund or mandatory redemption obligations with respect to the 8-3/4% Senior Notes Due 2007. Interest is payable semi-annually on January 15 and July 15 of each year while the 8-3/4% Senior Notes Due 2007 are outstanding, commencing on January 15, 1998.

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997



 10.     Preferred Share Purchase Rights

 On June 5, 1997, the Board of Directors adopted a Stockholders Right Plan to strengthen the Board's ability to protect Calpine's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of Calpine and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share, held on record as of June 18, 1997. On June 30, 1997, there were 19,905,233 Rights outstanding. Each Right initially represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $80.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from Calpine's Common Stock upon the public announcement of the acquisition by a person or group of 15% or more of the Company's Common Stock, or ten days after commencement of a tender or exchange offer that would result in the acquisition of 15% or more of the Company's Common Stock. Each Unit of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to any dividend declared per share of Common Stock and will have one vote, voting together with the Common Stock. In the event of liquidation, each unit of Preferred Stock will be entitled to any payment made per share of Common Stock.

 If Calpine is acquired in a merger or other business combination transaction after a person or group has acquired 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's exercise price, a number of the acquiring company's common shares having a market value of twice such exercise price. In addition, if a person or group acquires 15% or more of Calpine's Common Stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's exercise price, a number of fractional shares of Calpine's Preferred Stock or shares of Common Stock having a market value of twice such exercise price.

 The Rights expire June 18, 2007 unless redeemed earlier by Calpine's Board of Directors. The rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and thereafter only in limited circumstances.

 11.     Contingencies

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

                      CALPINE CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


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


 OVERVIEW

 Calpine is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in 17 power generation facilities and steam fields having an aggregate capacity of 1,874 megawatts. In addition, Calpine has a 240 megawatt gas-fired power generation facility under construction in Pasadena, Texas and pending acquisitions, subject to the fulfillment of all required conditions, of 50% interests in two gas-fired facilities with an aggregate capacity of 390 megawatts in Virginia and Florida.

 On January 31, 1997, the Company acquired the Calpine Gas Fields (formerly the Montis Niger Gas Fields) for a total price of approximately $7.1 million plus $824,000 for certain working capital items. The Calpine Gas Fields have 9.7 billion cubic feet of estimated proven gas reserves and an 80-mile pipeline system which provide gas to the Company's Greenleaf 1 and 2 Power Plants.

 In February 1997, the Company commenced construction of a 240 megawatt gas-fired cogeneration project at the Phillips Houston Chemical Complex ("HCC") located in Pasadena, Texas (the "Pasadena Cogeneration Project"). The Company has entered into an agreement to supply HCC with approximately 90 megawatts, with the remainder of available electricity output to be sold into the competitive market. The Pasadena Cogeneration Project is the first merchant power plant to be financed with non-recourse project debt and is scheduled to be operational in 1998. In February 1997, the Company announced the development of a 480 megawatt gas-fired cogeneration project in Sutter County, in northern California (the "Sutter Cogeneration Project"). The Sutter Cogeneration Project would be northern California's first merchant power plant. The Sutter
Cogeneration project is expected to provide electricity to the deregulated California power market commencing in the year 2000. The Company is currently pursuing regulatory agency permits for this project.

 On May 16, 1997, the Company entered into agreements to acquire 50% interests in the 240 megawatt Gordonsville Power Plant located west of Richmond, Virginia and the 150 megawatt Auburndale Power Plant located outside of Orlando, Florida. The Company currently expects to complete the acquisition upon the fulfillment of all required conditions. However, there can be no assurances that the Company will successfully complete this acquisition.

 On June 23, 1997, the Company completed the acquisition of a 50% equity interest in the 450 megawatt Texas City Power Plant and the 377 megawatt Clear Lake Power Plant for an aggregate purchase price of $35.4 million. As a part of that acquisition, the Company entered into a $125.0 million non-recourse financing agreement with The Bank of Nova Scotia, the proceeds of which were utilized for the acquisition of the 50% equity interest and the purchase of $155.6 million of outstanding non-recourse project debt associated with the Texas City and Clear Lake Power Plants. The Company accounts for its 50% share of earnings from the Texas City and Clear Lake Power Plants under the equity method of accounting and such earnings are included in "income from unconsolidated investments in power projects".

 Included in the results of operations for the three and six months ended June 30, 1997 are the King City and Gilroy Power Plants which each have a generating capacity of 120 megawatts. The King City Power Plant has been included in the Company's consolidated results of operations since the May 2, 1996 effective date of the operating lease, and the Gilroy Power Plant since its acquisition on August 29, 1996. As scheduled by PG&E and in accordance with their respective power sales agreements, the King City and Gilroy Power Plants did not generate electricity during the four months ended April 30, 1997. As scheduled, both power plants resumed operation on May 1, 1997.

 Each of the Company's consolidated power plants produces electricity for sale to a utility or, in certain instances, other third-party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users, and steam produced by the geothermal steam fields is sold to utility-owned power plants. The electricity, thermal energy and steam generated by these facilities are typically sold pursuant to long-term, take-and- pay power or steam sales agreements generally having original terms of 20 or 30 years. The Company has a net interest of 421 megawatts of the aggregate capacity generated by nine power plants that deliver electricity to Pacific Gas and Electric Company ("PG&E") under separate long-term power sales agreements. Each of these agreements provides for both capacity payments and energy payments for the term of the agreement. During the initial ten-year period of certain agreements, PG&E pays a fixed price for each unit of electrical energy according to schedules set forth in such agreements (which represent 17%, or 73 megawatts, of such net interest). The fixed price periods under these power sales agreements expire at various times from 1998 through 2000. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments adjust to PG&E's then avoided cost of energy, which is determined and published each month by the utility. The term "avoided cost" refers to the incremental costs that an electric utility would incur to produce or purchase an amount of power equivalent to that purchased from QFs. On December 9, 1996, the CPUC approved a new methodology for the calculation of short-run avoided cost ("SRAC"), which was effective retroactive to October 1, 1996 and will continue until the independent power exchange has commenced operations and is functioning properly. The independent power exchange is scheduled to commence operations on January 1, 1998. Thereafter, the SRAC will become the energy clearing price of the independent power exchange. The currently prevailing SRAC is substantially lower than the fixed energy prices under these power sales agreements and is generally expected to remain so. While SRAC does not affect capacity payments under the power sales agreements, in the event that the SRAC does not increase significantly, the Company's energy revenues under these power sales agreements would be materially reduced at the expiration of the fixed price period. Such reduction may have a material adverse effect on the Company's results of operations. The Company cannot predict the likely level of SRAC prices at the expiration of the fixed price periods. The majority of the capacity revenues are paid during the months of May through October. Prices paid for the steam delivered by the Company's steam fields are based on a formula that partially reflects the price levels of nuclear and fossil fuels, and therefore, a reduction in the price levels of such fuels may reduce revenue under the steam sales agreements for the steam fields.

 Certain of the Company's power and steam sales agreements contain curtailment provisions under which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. For the year ended December 31, 1996, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation during the period which resulted in high levels of energy generation by hydroelectric power facilities that supply electricity. For the three and six months ended June 30, 1997, such facilities experienced a reduced amount of curtailment compared to the same periods in 1996. Due to an amendment to the power sales contracts executed in April 1997, the Company currently does not expect curtailment during the remainder of the term of the power sales agreements for these power plants.

 Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the CPUC issued an electric industry restructuring decision which envisions commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998. Legislation implementing this decision was adopted in September 1996. As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operation. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

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

                                      Three Months Ended             Six Months Ended
                                           June 30,                       June 30,
                                   ------------------------      ------------------------
                                      1997           1996           1997           1996
                                   ---------      ---------      ---------      ---------
Power Plants
  Electricity revenues
    Energy                         $  25,293      $  19,022      $  44,270      $  34,362
    Capacity                       $  26,762      $  18,208      $  31,943      $  19,774
  Megawatt hours produced            552,057        408,413        820,666        739,088
  Average energy rate per
    kilowatt hour produced         $  0.0458      $  0.0466      $  0.0539      $  0.0465

Steam Fields
  Steam revenues                   $  10,584      $   9,025      $  20,113      $  17,895
  Megawatt hours produced            672,233        485,389      1,279,071      1,041,428
  Average energy rate per
    kilowatt hour produced         $  0.0157      $  0.0186      $  0.0157      $  0.0172


Electric energy and capacity revenue increased for the three and six months ended June 30, 1997 compared to the same periods in 1996, primarily due to the Gilroy and King City Power Plants.

 Megawatt hours produced by power plants increased in 1997 compared to the same periods in 1996, primarily due to 121,000 megawatt hours produced by the Gilroy Power Plant for the three and six months ended June 30, 1997. The Gilroy Power Plant was acquired by the Company in August 1996. During the six months ended June 30, 1997, Greenleaf 1 Power Plant production declined by 51,000 megawatt hours as it did not operate for the period from January 1 to February 26, 1997 due to flooding in the vicinity of the power plant. The average energy rate per kilowatt hour produced for all power plants declined for the three months ended June 30, 1997 compared to the same period in 1996, primarily due to lower priced Gilroy energy production. The average energy rate per kilowatt hour produced for all power plants increased for the six months ended June 30, 1997 compared to the same period in 1996, reflecting increases in the average energy prices per kilowatt hour produced during 1997 at certain gas-fired power plants.

 Steam field megawatt hours produced increased for the three and six months ended June 30, 1997 compared to the same periods in 1996, primarily due to more production and less curtailment during 1997. During 1996, PG&E Unit 13 was shut down from March 23 to May 25 for installation of a new turbine rotor. In addition, the SMUDGEO#1 power plant was shut down from April 21 to June 5, 1996 for a scheduled overhaul. The average energy rates per kilowatt hour produced during 1997 were lower than the prices for the comparable periods in 1996, primarily due to lower prices in accordance with the power sales agreements.

 OTHER FINANCIAL DATA AND RATIOS

 Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                  Three Months Ended           Six Months Ended
                                                      June 30,                     June 30,
                                              -------------------------     --------------------------
                                                 1997           1996          1997          1996
                                              -----------     ---------     ---------     --------
 Depreciation and amortization                 $   12,216      $  8,475      $ 23,548      $15,350
 Interest expense per indenture                $   14,453      $ 11,528      $ 28,621      $20,081
 EBITDA                                        $   43,218      $ 27,783      $ 62,697      $41,136
 EBITDA to interest expense per indenture            2.99x         2.41x         2.19x        2.05x

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

 Interest expense per indenture is defined as total interest expense plus one-third of all operating lease obligations, dividends paid in respect to preferred stock and cash contributions to any employee stock ownership plan used to pay interest on loans to purchase capital stock of the Company.


 RESULTS OF OPERATIONS

 Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996

 Revenue. Total revenue was $67.7 million and $107.0 million for the three and six months ended June 30, 1997 compared to $50.3 million and $82.0 million for the comparable periods in 1996. Electricity and steam sales revenue increased 35% and 34% to $62.6 million and $96.3 million for the three and six months ended June 30, 1997 compared to $46.3 million and $72.0 million for the comparable periods in 1996. The increase for the three months ended June 30, 1997 was primarily due to $11.0 million of revenue from the Gilroy Power Plant acquired in August 1996, $1.4 million of higher revenue from the King City Power Plant (included in Company operations since May 1996), and $3.4 million of higher revenue from the Company's geothermal facilities. The increase for the six months ended June 30, 1997 was primarily due to $13.5 million of revenue from the Gilroy Power Plant, $2.6 million of higher revenue from the King City Power Plant, $5.9 million of higher revenue from the Company's geothermal power plants, and $2.4 million due to increased prices or production at other Company gas-fired power plants. As scheduled, the King City and Gilroy Power Plants did not generate electrical energy and did not earn energy revenue during the four months ended April 30, 1997. Included in geothermal revenue are revenue from the West Ford Flat and Bear Canyon Power Plants which increased by $1.8 million and $3.7 million for the three and six months ended June 30, 1997 compared to the same periods in 1996, primarily due to increased kilowatt hour generation. The West Ford Flat and Bear Canyon Power Plants were curtailed under their power sales agreements for approximately $251,000 and $1.9 million of revenue during the three and six months ended June 30, 1997, compared to approximately $2.3 million and $4.9 million of revenue during the same periods in 1996. Thermal Power Company also contributed $859,000 and $1.8 million more revenue for the three and six months ended June 30, 1997 than the same periods in 1996 due to increased steam sales under the alternative pricing agreement entered into with PG&E in March 1996. Service contract revenue decreased 39% and 35% to $1.7 million and $2.8 for the three and six months ended June 30, 1997 compared to $3.5 and $5.4 million primarily due to overhauls at the Aidlin and Agnews power plants during 1996. Income from unconsolidated investments in power projects increased to $2.1 million and $4.2 million for the three and six months ended June 30, 1997 compared to $298,000 and $1.7 million for the same periods in 1996. The increase is primarily attributable to increased equity income from the Company's investment in Sumas Cogeneration Company, L.P. ("Sumas"). The increase in Sumas income was primarily due to lower operating costs in 1997 as the plant operated at minimum capacity from February to June 1997 in accordance with the the power sales agreement. However, Sumas also received a higher price for energy sold and certain other payments from Puget Sound Power and Light Company under the power sales agreement. In addition, operating costs were lower in 1997 Interest income on loans to power projects increased 41% and 4% to $1.3 million and $3.0 million for the three and six months ended June 30, 1997 compared to $920,000 and $2.8 million for the comparable periods in 1996, primarily related to interest income on the loans to the sole shareholder of Sumas Energy, Inc., the Company's partner in the Sumas project.

 Cost of revenue. Cost of revenue increased 24% and 32% to $37.2 million and $67.8 million for the three and six months ended June 30, 1997 compared to $30.0 million and $51.3 million for the comparable periods in 1996. The increase was primarily due to plant operating, depreciation and operating lease expenses attributable to the operations of the King City and Gilroy Power Plants which have been included in the Company's operations since May 2, 1996 and August 29, 1996, respectively.

 Project development expenses increased to $1.8 million and $3.9 million for the three and six months ended June 30, 1997 compared to $894,000 and $1.4 million for the same periods in 1996. The increase was due primarily to expanded business acquisition and development activities.

 General and administrative expenses. General and administrative expenses increased 38% and 46% to $4.4 million and $8.6 million for the three and six months ended June 30, 1997 compared to $3.2 million and $5.9 million for the same periods in 1996. The increase in 1997 was due to additional personnel and related expenses necessary to support the Company's expanded operations.

 Interest expense. Interest expense increased to $13.2 million and $26.1 million for the three and six months ended June 30, 1997 compared to $10.4 million and $18.7 million for the comparable periods in 1996. The 27% increase for the three months ended June 30, 1996 compared to the same period in 1996 was attributable to $2.4 million of interest on debt related to the Gilroy Power Plant acquired in August 1996 and $2.4 million of increased interest on the 10 1/2% Senior Notes Due 2006 issued in May 1996, offset by $723,000 of interest capitalized for the construction of the Pasadena Power Plant and a $1.5 million decrease in interest expense primarily as a result of repayments of principal on certain non-recourse project financings and other short-term borrowings. The 40% increase for the six months ended June 30, 1997 compared to the same period in 1996 was attributable to $7.3 million of increased interest expense related to the 10 1/2% Senior Notes Due 2006 issued in May 1996 and $4.7 million of interest on debt related to the Gilroy Power Plant acquired in August 1996, offset by $1.3 million of interest capitalized for the construction of the Pasadena Power Plant and a $3.2 million decrease in interest expense primarily as a result of repayments of principal on certain non-recourse project financings and other short-term borrowings.

 Other income, net. Other income, net increased to $4.3 million and $7.9 million for the three and six months ended June 30, 1997 compared to $2.2 million and $2.8 million for the same periods in 1996 due to interest earned on higher cash and cash equivalent balances and interest income earned on the collateral securities for the King City Power Plant.

 Provision for income taxes. The effective income tax rate was approximately 39% and 36% for the three and six months ended June 30, 1997. The effective tax rate differs from the federal statutory rate due to the effect of state tax rates offset by depletion in excess of tax basis benefits at the Company's geothermal facilities. The effective rate for the three and six months ended June 30, 1996 was 41% which approximates federal and state statutory tax rates.

 LIQUIDITY AND CAPITAL RESOURCES

 The following table summarizes the Company cash flow activities for the periods indicated (in thousands):


                                                    Six Months Ended
                                                        June 30,
                                                1997               1996
                                             ----------         ----------
 Cash flows from:
     Operating activities                     $  16,800         $    5,035
     Investing activities                      (220,497)          (126,051)
     Financing activities                       127,123            137,609
                                             ----------         ----------
         Total                               $  (76,574)        $   16,593
                                             ==========         ==========

Operating activities provided $16.8 million for the six months ended June 30, 1997 consisting of approximately $5.4 million of net income from operations, $1.9 million in deferred income taxes, $21.8 million of depreciation and amortization, $15.7 million net decrease in operating assets and liabilities, $6.1 million partnership distribution from unconsolidated investments in power projects and $1.6 million distribution from Coperlasa, offset by $4.2 million of income from unconsolidated investments in power projects.

Investing activities used $220.5 million during the six months ended June 30, 1997, primarily due to $192.0 million for the acquisition of Texas Cogeneration Company and the related notes receivable, $39.7 million of capital expenditures related to the construction of the Pasadena Power Plant, $17.9 million of other capital expenditures, $7.6 million for the acquisition of Calpine Gas Company, offset by a $5.7 million loan payment from Texas City and Clear Lake Power Plants, $5.3 million of collateral security maturities in connection with the King City Power Plant and a $29.5 million decrease in restricted cash, primarily related to the Pasadena Power Plant.

Financing activities provided $127.1 million of cash during the six months ended June 30, 1997 consisting of $139.3 million of borrowings for the acquisition of Texas Cogeneration Company and the related debt, $3.3 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant, offset by $15.9 million repayment of non-recourse project debt.

As of June 30, 1997, cash and cash equivalents were $23.4 million and working capital was a negative $77.2 million. For the six months ended June 30, 1997, cash and cash equivalents decreased by $76.6 million and working capital decreased by $173.4 million as compared to the period ended December 31, 1996. The decrease in working capital is primarily due to the use of available cash and proceeds from a non-recourse project financing due June 1998 in the acquisition of Texas Cogeneration Company and in the purchase of the non-recourse project financing of the Texas City and Clear Lake Power Plants.

As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facilities, other lines of credit, non-recourse project financing or long-term debt.

At June 30, 1997, the Company had outstanding $105.0 million of 9 1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company had $180.0 million of 10 1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest payable semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions. On July 8, 1997, the Company issued $200.0 million of 8 3/4% Senior Notes Due 2007 which mature on July 15, 2007 and bear interest payable semi-annually of January 15 and July 15 of each year, beginning January 1, 1998. Of the $195.0 million of net proceeds from the sale of the Senior Notes, the Company repaid approximately $124.1 million of existing indebtedness (see Note 9 for use of proceeds and further information). The Company anticipates that a portion of the remaining net proceeds will be used to finance potential future acquisitions.

At June 30, 1997, the Company had $301.5 million of non-recourse project financing associated with power generating facilities and steam fields at the West Ford Flat Power Plant, the Bear Canyon Power Plant, the PG&E Unit 13 and Unit 16 Steam Fields, the SMUDGEO #1 Steam Fields, the Greenleaf 1 and 2 Power Plants and the Gilroy Power Plant. Utilizing a portion of the net proceeds from the sale of the 8 3/4% Senior Notes Due 2007, on July 8, 1997 the Company extinguished $102.7 million of non-recourse project financing related to the Company's geothermal assets. After such early extinguishment, the annual maturities for all non-recourse project financing were $8.3 million for the remainder of 1997, $9.7 million for 1998, $8.7 million for 1999, $10.4 million for 2000, $10.6 million for 2001 and $149.8 million thereafter.

At June 30, 1997, the Company had $119.3 million of non-recourse borrowings from The Bank of Nova Scotia in connection with the acquisition of 50% equity interests in the Texas City and Clear Lake Power Plants. Such debt matures on June 22, 1998 and is expected to be repaid prior to maturity with the proceeds of a planned refinancing of the $155.6 million non-recourse project debt owed by the Texas City and Clear Lake Power Plants.

The Company currently has a $50.0 million revolving credit agreement with a consortium of commercial lending institutions led by The Bank of Nova Scotia, with borrowings bearing interest at either LIBOR or at The Bank of Nova Scotia base rate plus a mutually agreed margin. At June 30, 1997, the Company had $14.3 million of borrowings outstanding and $2.7 million of letters of credit outstanding under the revolving credit facility (see Note 7). The Company repaid the $14.3 million of borrowings on July 8, 1997. The Bank of Nova Scotia credit facility contains certain restrictions that significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At June 30, 1997, the Company had no borrowings under this working capital line and $974,000 of letters of credit outstanding. Borrowings bear interest at prime plus 1%.

At June 30, 1997, the Company had outstanding a non-interest bearing promissory note to Natomas Energy Company in the amount of $6.5 million representing a portion of the September 1994 purchase price of Thermal Power Company. This note had been discounted to yield 8% per annum and was due September 9, 1997. On July 10, 1997, the Company extinguished this debt with the payment of $6.4 million (see Note 9).

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

At June 30, 1996, the Company had commitments for capital expenditures in 1997 totaling $44.2 million related to various projects at its geothermal facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. Capital expenditures for the six months ended June 30, 1997 of $57.6 million included $39.7 million for the construction of the Pasadena Power Plant, $8.2 million related to the geothermal facilities and the remaining $9.7 million at the gas-fired power plants.

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

Impact of Recent Accounting Pronouncement

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in APBO No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three months ended June 30, 1997, basic and diluted earnings per share would not be materially different to the earnings per share presented in the accompanying condensed consolidated statement of operations.

In June 1997, the FASB issued SFAS No.130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in non- condensed general-purpose financial statements. SFAS No.130 requires classification of other comprehensive income by their nature in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No.130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

In June 1997, the FASB also issued SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No.131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes this pronouncement will not have a material effect on its financial statements.



                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGE IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 5, 1997 (the "Annual Meeting") in San Jose, California. At the Annual Meeting, stockholders voted on two matters: (i) the election of three Class I directors for a term of three years expiring in 2000 and (ii) the ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the year ending December 31, 1997. The stockholders elected management's nominees as the Class I directors in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively:

(i)  Election of Class I directors for a three year term expiring in 2000:

                                      Votes                Votes
                                       For                Withheld
                                  ---------------       --------------
     Jeffrey E. Garten              13,404,368               18,815
     George J. Stathakis            13,403,700               19,483
     John O. Wilson                 13,404,568               18,615

     The Company's Board of Directors is currently comprised of seven members that are divided into three classes with overlapping three-year terms. The term of the Class II directors (Ann B. Curtis and V. Orville Wright) will expire at the annual meeting of stockholders to be held in 1998, and the Class III directors (Peter Cartwright and Susan C. Schwab) will expire at the annual meeting to be held in 1999.

(ii) Ratification of appointment of Arthur Andersen LLP as independent auditors:

                    Votes                Votes
                     For                Against             Abstain
               ---------------       --------------      --------------
                    13,384,188                  913              38,082


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

4.3 Indenture dated as of July 8, 1997, between Calpine Corporation and The Bank of New York, as Trustee, including form of Notes. *

4.4 Registration Rights Agreement dated as of July 1, 1997 by and between Calpine Corporation and Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc., Scotia Capital Markets (USA) Inc., BancAmerica Securities, Inc. and CIBC Wood Gundy Securities Corp. *

10.1     Financing Agreements

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

10.1.18 Credit Agreement, dated as of June 23, 1997, among Calpine Finance Company and Certain Commercial Lending Institutions, and The Bank of Nova Scotia as the Agent for the Lenders. *

10.1.19 Purchase agreement dated as of July 1, 1997, among Calpine Corporation and The Bank of New York as the Trustee. *

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

10.2.4 Asset Purchase Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.2.5 Noncompetition / Earnings Contingency Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.2.6 Purchase and Sale Agreement dated as of March 27, 1997 between Enron Power Corp. and Calpine Finance Company. *

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

10.10.2 Senior Vice President Employment Agreement between Calpine Corporation and Ms. Ann B. Curtis. (l)


10.10.3 Senior Vice President Employment Agreement between Calpine Corporation and Mr. Lynn A. Kerby. (l)

10.10.4 Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter. (l)

10.10.5 Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly. (l)

10.10.6  Amended Consulting  Contract between Calpine Corporation and Mr. George
         J. Stathakis. (o)

10.11    Form of Indemnification Agreement for directors and officers. (l)


 ------------------------------------


*        Filed herewith.

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

(b) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 9, 1994 and filed on September 26, 1994.

(c) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1994 and filed on November 14, 1994.

(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1995.

(e) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 21, 1995 and filed on May 5, 1995.

(f) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1995 and filed on May 12, 1995.

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1995 and filed on August 14, 1995.

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(i) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1995 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(n) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996 and filed on June 30, 1997.

(o) Incorporated by reference to Registrants Quarterly Report on Form 10-Q dated March 31, 1997 and filed on May 12, 1997.


(b)      Reports on Form 8-K

         Current report dated June 5, 1997 and filed on June 17, 1997
               Item 5.  Other Events  --  Preferred Share Purchase Rights

         Current report dated June 24, 1997 and filed on July 1, 1997
               Item 5.  Other Events  --  Proposed Rule 144A offering of
                        $200.0 million principal amount of Senior Notes Due 2007

         Current report dated July 2, 1997 and filed on July 7, 1997
               Ite  5.  Other  Events -- Pricing of Rule 144A  offering  of
                        $200.0 million principal amount of 8-3/4% Senior Notes Due 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:            /s/  Ann B. Curtis                        Date:   August 13, 1997
         -------------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:           /s/  Gloria S. Gee                         Date:   August 13, 1997
         ------------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                      Description

11                   Computation of Earnings Per Share

27                   Financial Data Schedule

4.3 Indenture dated as of July 8, 1997, between Calpine Corporation and The Bank of New York, as Trustee, including form of Notes.

4.4 Registration Rights Agreement dated as of July 1, 1997 by and between Calpine Corporation and Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc., Scotia Capital Markets (USA) Inc., BancAmerica Securities, Inc. and CIBC Wood Gundy Securities Corp.

10.1.18              Credit Agreement, dated as of June 23, 1997, among
                     Calpine Finance Company and Certain Commercial Lending Institutions, and The Bank of Nova Scotia as the Agent for the Lenders.

10.1.19 Purchase agreement dated as of July 1, 1997, among Calpine Corporation and The Bank of New York as the Trustee.

10.2.6 Purchase and Sale Agreement dated March 27, 1997 between Enron Power Corp. and Calpine Finance Company.