Form 10-Q
period 1997-09-30
CALPINE CORP
filed 1997-11-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997


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

    $0.001 par value Common Stock
    20,035,705 shares outstanding on November 10, 1997

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                    For the Quarter Ended September 30, 1997

                                      INDEX

PART I.           FINANCIAL INFORMATION                                 Page No.

                  ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996.....................3

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1997 and 1996......4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996................5

                  Notes to Condensed Consolidated Financial Statements.........6

                  ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

PART II.          OTHER INFORMATION

                  ITEM 1.  Legal Proceedings..................................21

                  ITEM 2.  Change in Securities...............................21

                  ITEM 3.  Defaults Upon Senior Securities....................21

                  ITEM 4.  Submission of Matters to a Vote of
                           Security Holders...................................21

                  ITEM 5.  Other Information..................................21

                  ITEM 6.  Exhibits and Reports on Form 8-K...................21


Signatures....................................................................29

Exhibit Index.................................................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                 (in thousands)

                                                             September 30,  December 31,
                                                                    1997         1996
                                                                ----------   ----------
                       ASSETS                                   (unaudited)
Current assets:
   Cash and cash equivalents ................................   $  198,550   $  100,010
   Accounts receivable from related parties .................        1,931        2,826
   Accounts receivable from others ..........................       50,236       39,962
   Notes receivable from related parties, current portion ...       15,564         --
   Collateral securities, current portion ...................        6,046        5,470
   Prepaid operating lease ..................................       13,652       12,668
   Other current assets .....................................        7,684       10,251
                                                                ----------   ----------
       Total current assets .................................      293,663      171,187
Property, plant and equipment, net ..........................      710,599      650,053
Investments in power projects ...............................       74,224       13,937
Collateral securities, net of current portion ...............       86,283       89,806
Notes receivable from related parties, net of current portion      134,189       18,182
Notes receivable from Coperlasa .............................       16,353       17,961
Restricted cash .............................................       18,195       55,219
Other assets ................................................       34,461       13,870
                                                                ----------   ----------
       Total assets .........................................   $1,367,967   $1,030,215
                                                                ==========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of non-recourse project financing ........   $  123,095   $   30,627
   Notes payable and short-term borrowings ..................         --          6,865
   Accounts payable .........................................       19,104       18,363
   Accrued payroll and related expenses .....................        4,178        3,912
   Accrued interest payable .................................       16,254        7,332
   Other accrued expenses ...................................        8,295        7,870
                                                                ----------   ----------
       Total current liabilities ............................      170,926       74,969
Non-recourse project financing, net of current portion ......      186,403      278,640
Senior Notes ................................................      560,043      285,000
Deferred income taxes, net ..................................      139,651      100,385
Deferred lease incentive ....................................       75,844       78,521
Other liabilities ...........................................        5,549        9,573
                                                                ----------   ----------
       Total liabilities ....................................    1,138,416      827,088
                                                                ----------   ----------

Stockholders' equity
   Common stock .............................................           20           20
   Additional paid-in capital ...............................      167,329      165,412
   Retained earnings ........................................       62,202       37,695
                                                                ----------   ----------
       Total stockholders' equity ...........................      229,551      203,127
                                                                ----------   ----------
       Total liabilities and stockholders' equity ...........   $1,367,967   $1,030,215
                                                                ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1997 and 1996
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                       ---------    ---------   ---------    ---------
                                                         1997         1996        1997          1996
                                                       ---------    ---------   ---------    ---------
Revenue:
   Electricity and steam sales .....................   $  79,441    $  68,281   $ 175,767    $ 140,311
   Service contract revenue ........................       3,342          172       6,871        5,606
   Income from unconsolidated investments in power
     projects ......................................       3,313        1,158       7,477        2,871
   Interest income on loans to power projects ......       6,809        1,286       9,765        4,103
                                                       ---------    ---------   ---------    ---------
       Total revenue ...............................      92,905       70,897     199,880      152,891
                                                       ---------    ---------   ---------    ---------
Cost of revenue:
   Plant operating expenses, depreciation, operating
     lease expense and production royalties ........      40,435       34,384     104,711       81,219
   Service contract expenses .......................       2,704        1,469       6,223        5,953
                                                       ---------    ---------   ---------    ---------
       Total cost of revenue .......................      43,139       35,853     110,934       87,172
                                                       ---------    ---------   ---------    ---------

Gross profit .......................................      49,766       35,044      88,946       65,719

Project development expenses .......................       1,764        1,044       5,711        2,454
General and administrative expenses ................       4,618        4,903      13,202       10,777
                                                       ---------    ---------   ---------    ---------
       Income from operations ......................      43,384       29,097      70,033       52,488

Other expense (income):
   Interest expense ................................      17,219       12,434      43,364       31,099
   Other income, net ...............................      (3,896)       1,149     (11,789)      (1,628)
                                                       ---------    ---------   ---------    ---------
       Income before provision for income taxes ....      30,061       15,514      38,458       23,017
Provision for income taxes .........................      10,914        4,782      13,951        7,862
                                                       ---------    ---------   ---------    ---------
       Net income ..................................   $  19,147    $  10,732   $  24,507    $  15,155
                                                       =========    =========   =========    =========

Primary earnings per share:
   Weighted average shares outstanding .............      21,056       14,070      20,635       12,695
                                                       =========    =========   =========    =========

   Primary earnings per share ......................   $    0.91    $    0.76   $    1.19    $    1.19
                                                       =========    =========   =========    =========



Fully diluted earnings per share:
   Weighted average shares outstanding .............      21,086       14,303      21,023       13,227
                                                       =========    =========   =========    =========

   Fully diluted earnings per share ................   $    0.91    $    0.75   $    1.17    $    1.15
                                                       =========    =========   =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CALPlNE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                 (in thousands)
                                   (unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                   1997        1996
                                                                ---------    ---------

Net cash provided by operating activities ...................   $  66,429    $  25,694
                                                                ---------    ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment .............     (89,281)     (13,189)
   Acquisition of Texas Cogeneration Company, net of cash ...    (192,348)        --
   Repayment of notes receivable ............................      21,137         --
   Investment in King City, net of cash on hand .............        --         (5,408)
   Investment in King City collateral securities, net .......        --        (97,901)
   Investment in Gilroy, net of cash on hand ................        --       (138,073)
   Advances to Coperlasa ....................................        --        (14,238)
   Acquisition of Calpine Gas Company .......................      (7,621)        --
   Investments in power projects and capitalized costs ......      (3,172)      (3,504)
   Maturities of collateral securities ......................       5,350        2,900
   Decrease in restricted cash ..............................      37,024          245
   Other, net ...............................................          67         (152)
                                                                ---------    ---------
         Net cash used in investing activities ..............    (228,844)    (269,320)
                                                                ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of Senior Notes Due 2006 ..........        --        180,000
   Proceeds from issuance of Senior Notes Due 2007 ..........     275,000         --
   Borrowings from line of credit ...........................      14,300       59,922
   Repayments of line of credit .............................     (14,300)     (79,773)
   Borrowings from bank .....................................     125,000       45,000
   Repayments to bank .......................................     (11,031)     (46,177)
   Repayments of notes payable ..............................      (7,131)        --
   Borrowings of non-recourse project financing .............       4,950      116,000
   Repayments of non-recourse project financing .............    (118,209)     (77,754)
   Proceeds from issuance of preferred stock ................        --         50,000
   Proceeds from issuance of common stock ...................       1,111       82,141
   Financing costs ..........................................      (9,542)      (8,066)
   Other, net ...............................................         807         --
                                                                ---------    ---------
         Net cash provided by financing activities ..........     260,955      321,293
                                                                ---------    ---------

Net increase in cash and cash equivalents ...................      98,540       77,667
Cash and cash equivalents, beginning of period ..............     100,010       21,810
                                                                ---------    ---------
Cash and cash equivalents, end of period ....................   $ 198,550    $  99,477
                                                                =========    =========

Supplementary information -- cash paid during the period for:
   Interest .................................................   $  36,314    $  28,170
   Income taxes .............................................   $   1,185    $     955

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


1.       Organization and Operation of the Company

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") are engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in and operates natural gas-fired cogeneration facilities, geothermal steam fields and geothermal power generation facilities.

2.       Summary of Significant Accounting Policies

Basis of Interim Presentation -- The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of the results for the entire year.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three and nine months ended September 30, 1997, basic and diluted earnings per share would not be materially different than the earnings per share presented in the accompanying condensed consolidated statement of operations.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the three and nine months ended September 30, 1997, the Company capitalized $1.3 million and $2.6 million, respectively, of interest in connection with the construction of power plants. No interest was capitalized in 1996.

Derivative Financial Instruments -- The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swaps to reduce exposure to interest rate fluctuations in connection with certain debt commitments. The instruments' cash flows mirror those of the underlying exposures. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the underlying exposure. At September 30, 1997, the Company had $137.2 million of interest rate swaps on non-recourse project financing.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


The Company, through its wholly owned subsidiary Calpine Power Services Company ("CPSC"), markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes option agreements to manage its exposure to market fluctuations. At September 30, 1997 CPSC held option contracts for the purchase and sale of up to 50 megawatts for the period from June 1, 1998 to September 30, 1998.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   condensed
financial statements have been reclassified where necessary to conform to the 1997 presentation.

3.       Accounts Receivable and Notes Receivable

Accounts receivable from related parties as of September 30, 1997 and December 31, 1996 are comprised of the following (in thousands):

                                     September 30,   December 31,
                                           1997         1996
                                          ------       ------
                                      (unaudited)

     O.L.S. Energy-Agnews, Inc. .......   $  408       $  687
     Geothermal Energy Partners, Ltd. .      312          350
     Sumas Cogeneration Company, L.P. .      444          590
     Texas Cogeneration Company ("TCC")      767           --
     Electrowatt Ltd. and subsidiaries        --        1,199
                                          ------       ------
                                          $1,931       $2,826
                                          ======       ======

 Notes receivable from related parties as of September 30, 1997 and December 31, 1996 are comprised of the following (in thousands):

                                       September 30,   December 31,
                                              1997        1996
                                           --------    --------
                                         (unaudited)

      Darrel Jones .....................   $ 10,004    $ 18,182
      Cogenron, Inc. (subsidiary of TCC)     42,378          --
      Clear Lake Cogeneration, L.P......
        (subsidiary of TCC) ............     97,371          --
                                           --------    --------
                                           $149,753    $ 18,182
                                           ========    ========

 Darrel Jones is the sole shareholder of Sumas Energy, Inc., the Company's partner in Sumas Cogeneration Company, L.P. (see Note 4). See Note 5 for information regarding TCC.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


 4.      Investments in Power Projects

 The Company has unconsolidated investments in power projects which are accounted for under the equity method. Unaudited financial information for the nine months ended September 30, 1997 and 1996 (except Texas Cogeneration Company, L.P., which was acquired on June 23, 1997) related to these investments is as follows (in thousands):

                                                 1997                                                  1996
                      ----------------------------------------------------------    ------------------------------------------
                           Sumas         O.L.S.      Geothermal        Texas             Sumas         O.L.S.      Geothermal
                       Cogeneration     Energy-        Energy      Cogeneration      Cogeneration      Energy-       Energy
                         Company,       Agnews,      Partners,       Company,          Company,        Agnews,     Partners,
                           L.P.          Inc.           Ltd.            L.P.             L.P.           Inc.          Ltd.
                      --------------   ---------   -------------   -------------    --------------   ----------  -------------
 Revenue                    $28,839     $10,203      $18,290        $78,789           $31,740          $8,182      $16,312
 Operating expenses          13,002       7,925        9,425         66,962            19,404           5,942        8,787
                            -------     -------      -------        -------           -------          ------       ------
 Income from operations      15,837       2,278        8,865         11,827            12,336           2,240        7,525

 Other expenses, net          7,329       2,505        2,826          3,123             7,635           2,284        3,582
                            -------     -------       ------        -------           -------          ------       ------

     Net income (loss)      $ 8,508     $  (227)     $ 6,039        $ 8,704           $ 4,701          $  (44)     $ 3,943
                            =======     =======      =======        =======           =======          ======      =======

 Company's share of net
   income (loss)            $ 5,423     $   (45)     $   272        $ 1,827           $ 2,687          $  (13)     $   197
                            =======     =======      =======        =======           =======          ======      =======

On September 30, 1997, the partnership agreement governing Sumas Cogeneration Company, L.P. was amended changing the distribution percentages to the partners. As provided by the terms of the amendment, the Company increased its percentage share of the project's cash flow from 50% to approximately 70% through June 30, 2001. Thereafter, the Company will receive 50% of the project's cash flow until a 24.5% pre-tax rate of return on its original investment is achieved, at which time the Company's equity interest in the partnership would be reduced to 0.1%. In connection with the amended agreement, the Company's partner in Sumas Cogeneration Company, L.P. paid off a portion of its notes payable and all outstanding interest on its notes payable to the Company. The Company recognized $3.5 million of interest income which had previously been deferred. The Company also committed to provide the partner a $12.5 million line of credit which expires December 31, 2003.

 5.      Texas Cogeneration Company Transaction

 On June 23, 1997, Calpine completed the acquisition of a 50% equity interest in the Texas City cogeneration facility (the "Texas City Power Plant") and the Clear Lake cogeneration facility (the "Clear Lake Power Plant") for a total purchase price of $35.4 million, subject to final adjustments. The Company acquired its 50% interest in these plants through the acquisition of 50% of the capital stock of Enron Dominion Cogen Corp. ("EDCC") from Enron Power Corp., a wholly owned subsidiary of Enron Corp. ("Enron"). EDCC was subsequently renamed Texas Cogeneration Company ("TCC"). The other 50% shareholder interest in TCC is owned by Dominion Cogen, Inc. In addition to the purchase of 50% of the stock of TCC, Calpine, through its wholly owned subsidiary, Calpine Finance Company ("CFC"), purchased from the existing lenders the $155.6 million of outstanding non-recourse project debt of the Texas City Power Plant (approximately $53.0 million) and the Clear Lake Power Plant (approximately $102.6 million). The acquisition of the capital stock of TCC and the purchase of the outstanding debt from the existing lenders were financed with approximately $125.0 million of non-recourse debt provided by The Bank of Nova Scotia, $14.3 million of borrowings from the revolving credit facility, and $55.8 million of equity provided by the Company (see Notes 10 and 11 for more information regarding the revolving line of credit and the $125.0 million of non-recourse debt).

 The Company accounts for its investment in TCC under the equity method. The Texas City and Clear Lake Power Plants are operated by the Company under a one-year contract with automatic renewal provisions.

 Texas City Power Plant -- The Texas City Power Plant is a 450 megawatt natural gas-fired combined-cycle cogeneration facility located in Texas City, Texas. The plant commenced commercial operation in June 1987.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


Electricity generated by the Texas City Power Plant is sold under two separate long-term agreements to (i) Texas Utilities Generating Company ("TUEC") under an original 12-year power sales agreement terminating in June 1999 and (ii) Union Carbide Company ("UCC") under an original 12-year power sales agreement terminating in June 1999. Each power sales agreement contains provisions for capacity and energy payments. The TUEC power sales agreement provides for a firm capacity payment for 410 megawatts. The UCC power sales agreement provides for a firm capacity payment for 20 megawatts.

 Clear Lake Power Plant -- The Clear Lake Power Plant is a 377 megawatt natural gas/hydrogen-fired combined-cycle cogeneration facility located in Pasadena, Texas. The plant commenced commercial operation in December 1984.

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

 6.       Auburndale and Gordonsville Transaction

 On October 9, 1997, Calpine completed the acquisition of a 50% interest in both the Auburndale cogeneration facility (the "Auburndale Power Plant") and the Gordonsville cogeneration facility (the "Gordonsville Power Plant") for a total purchase price of $40.2 million. The Company acquired its interest in these plants from Norweb Power Services (No. 1) Limited and Northern Hydro Limited, both wholly owned companies of Norweb plc. The Company financed the acquisition of the 50% interest in the two power plants utilizing existing cash resources.

 The Auburndale Power Plant is a 150 megawatt natural gas-fired combined-cycle cogeneration facility located outside of Orlando, Florida. The Auburndale Power Plant commenced commercial operation in July 1994 and sells 131 megawatts of capacity and energy to Florida Power Corporation under three 20-year agreements terminating in December 2013.

 The Gordonsville Power Plant is a 240 megawatt natural gas-fired combined-cycle cogeneration facility located near Gordonsville, Virginia. The Gordonsville Power Plant commenced commercial operations in June 1994 and sells capacity and energy to Virginia Power Company under two 30-year power sales agreements terminating in 2024. In addition, the power sales agreements with Virginia Power Company provide for fixed capacity payments.

 The Gordonsville and Auburndale Power Plants are operated by Edison Mission Operations & Maintenance Inc. ("EMOM"), an affiliate of Edison Mission Energy. The operating agreements between EMOM and the two facilities expire in December 2013. EMOM is paid on a cost-plus basis for all direct labor plus reimbursement of certain costs, an operating fee and an incentive based upon performance.

 The Company accounts for its investment in the Auburndale Power Plant and Gordonsville Power Plant under the equity method because control of these plants is deemed to be shared with wholly owned subsidiaries of Edison Mission Energy.

 7.      Dighton and Tiverton Transaction

 On October 10, 1997, Calpine executed agreements with Energy Management, Inc. ("EMI"), a New England-based power developer, to invest in two merchant power plants which will sell 434 megawatts of electricity into the deregulated New England Power Pool and to wholesale and retail customers. The plants, to be located in Dighton, Massachusetts and Tiverton, Rhode Island, will be developed by EMI and are slated for start-up in early 1999 and early 2000.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


 The  Company   invested   $16.0   million  in  the  169   megawatt   gas-fired,
combined-cycle Dighton power plant and will have the right to receive a preferred payment stream at a rate of approximately 12% on its investment. This will be accounted for as an equity investment. Construction will begin in the fourth quarter of 1997 and EMI will operate the plant when it begins operation in 1999.

 The Company has also been granted an exclusive option to purchase an ownership interest in and to partner with EMI on the 265 megawatt gas-fired Tiverton project. EMI and the Company will be co-general partners for the project. EMI will operate the facility and provide management services; the Company will provide power marketing and fuel management services for the facility. Over the life of the project, the Company and EMI will each receive approximately 50% of project cash flows. The Company will initially receive 70% of project cash flows until it has received cash equal to its initial equity investment of approximately $40.0 million.

 8.      Calpine Gas Company Transaction

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

 9.      Gas Energy Inc. Transaction

 On August 25, 1997, Calpine entered into an agreement with The Brooklyn Union Gas Company ("BU") to acquire 100% of the capital stock of Gas Energy Inc. ("GEI") and Gas Energy Cogeneration Inc. ("GECI") for an aggregate purchase price of $102.5 million, subject to certain adjustments (collectively referred to as the "GEI Transaction"). GEI and GECI are both wholly owned subsidiaries of BU and have (i) a 50% interest in the Kennedy International Airport Power Plant,
(ii) a 50% interest in the Nissequogue Power Plant, (iii) a 45% interest in the Grumman Power Plant, (iv) an 11.36% interest in the Lockport Power Plant and (v) a 100% interest in three fuel management companies.

 The Kennedy International Airport Power Plant is a 107 megawatt gas-fired combined-cycle cogeneration facility located in Queens, New York. Steam and electricity generated by the Kennedy International Airport Power Plant are sold to John F. Kennedy International Airport under a twenty year agreement terminating in 2015.

 The Nissequogue Power Plant is a 40 megawatt gas-fired cogeneration facility located at the State University of New York at Stony Brook ("SUNY") on Long Island, New York. Steam and electricity generated by the Nissequogue Power Plant are sold to SUNY under a twenty year agreement terminating in 2015, and excess electricity is sold to Long Island Lighting Company ("LILCo").

 The Grumman Power Plant is a 57 megawatt gas-fired combined cycle cogeneration facility located in Bethpage, New York. Steam and electricity generated by the Grumman Power Plant are sold to the Northrop Grumman Corporation under a fifteen year agreement expiring in 2004, and excess electricity is sold to LILCo.

 The Lockport Power Plant is a 184 megawatt gas-fired combined cycle cogeneration facility located in Lockport, New York. Steam and electricity generated by the Lockport Power Plant are sold to a General Motors Plant under a fifteen year agreement terminating in 2007, and excess electricity is sold to New York State Electric and Gas.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


 The Company currently expects to complete these acquisitions during the fourth quarter of 1997, upon fulfillment of all required conditions. However, there can be no assurance that this acquisition will be completed in the anticipated time frame.

 10.     Revolving Credit Facility

 At September 30, 1997, the Company had a $50.0 million credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. At September 30, 1997, the Company had no borrowings and $7.6 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly. The credit agreement expires in September 1999.

 11.     Non-Recourse Project Financing

 Note Payable to Bank -- On June 23, 1997, the Company entered into a $125.0 million non-recourse financing with The Bank of Nova Scotia, the proceeds of which were utilized for the acquisition of the 50% interest in TCC and the purchase from the lenders of $155.6 million of outstanding non-recourse project debt (see Note 5). The $125.0 million non-recourse financing matures on June 22, 1998. On September 30, 1997, $114.0 million of borrowings were outstanding which bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin (approximately 7.0% at September 30, 1997). The Company utilized existing swap arrangements to minimize the impact of potential changes in interest rates on the project debt. The effective interest rate including the effect of the existing swap arrangement was approximately 8.3% at September 30, 1997.

 12.     Senior Notes Due 2007

 On July 8, 1997, the Company issued $200.0 million aggregate principal amount of 8 3/4% Senior Notes Due 2007. The net proceeds of $195.0 million were used as follows: (i) $102.7 million to repay non-recourse project financing related to Calpine Geysers Company, (ii) $6.4 million to repay a note payable to Natomas Energy Company related to the purchase of Thermal Power Company, (iii) $14.3 million to repay borrowings under The Bank of Nova Scotia Revolving Credit Facility, (iv) $728,000 to repay a note payable to Santa Fe Geothermal, Inc. which would have matured in December 1997, and (v) approximately $70.9 million for general corporate purposes. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the 8 3/4% Senior Notes Due 2007.

 On September 10, 1997, the Company issued an additional $75.0 million aggregate principal amount of 8 3/4% Senior Notes Due 2007. The net proceeds of $75.8 million were used to finance acquisitions and for general corporate purposes.

 In May and June 1997, the Company executed five interest rate hedging transactions related to debt with a notional value of $182.0 million and was designed to eliminate interest rate risk for the period from May 1997 to July 8, 1997 when $200.0 million of the 8 3/4% Senior Notes Due 2007 were priced. These interest rate hedging transactions were designated as a hedge of the anticipated bond offering, and the resulting $3.0 million cost resulting from the hedges is being amortized over the life of the bonds. The effective interest rate on the $275.0 million aggregate principal amount after the hedging transactions and the amortization of deferred costs is 8.9%.

 The 8 3/4% Senior Notes Due 2007 will mature on July 15, 2007. The Company has no sinking fund or mandatory redemption obligations with respect to the 8 3/4% Senior Notes Due 2007. Interest is payable semi-annually on January 15 and July 15 of each year while the 8 3/4% Senior Notes Due 2007 are outstanding, commencing on January 15, 1998.

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997


 13.     Preferred Share Purchase Rights

 On June 5, 1997, the Board of Directors adopted a Stockholders Right Plan to strengthen the Board's ability to protect Calpine's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of Calpine and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share, held on record as of June 18, 1997. On September 30, 1997, there were 19,905,233 Rights outstanding. Each Right initially represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $80.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from Calpine's Common Stock upon the public announcement of the acquisition by a person or group of 15% or more of the Company's Common Stock, or ten days after commencement of a tender or exchange offer that would result in the acquisition of 15% or more of the Company's Common Stock. Each Unit of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to any dividend declared per share of Common Stock and will have one vote, voting together with the Common Stock. In the event of liquidation, each unit of Preferred Stock will be entitled to any payment made per share of Common Stock.

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

 14.     Contingencies

 CPUC Restructuring -- Electricity and steam sales agreements with PG&E are regulated by the California Public Utilities Commission ("CPUC"). In December 1995, the CPUC proposed the transition of the electric generation market to a competitive market beginning January 1, 1998, with all consumers participating by 2003. Since the proposed restructure would result in widespread impact on the market structure and require participation and oversight of the Federal Energy Regulatory Commission ("FERC"), the CPUC sought to build a California consensus involving the legislature, the Governor, public and municipal utilities and customers. The consensus resulted in filings with the FERC which permit both the CPUC and FERC to collectively proceed with implementation of the new competitive market structure.

 The proposed restructure provided for phased-in customer choice (direct access), development of a non-discriminatory market structure, full recovery of utility stranded costs over a five-year transition period, sanctity of existing contracts, and continuation of existing public policy programs including funds for enhancement of in-state renewable energy technologies during the transition period. On September 23, 1996, state legislation was passed, AB 1890 (the "Bill"), which codified much of the CPUC restructure decision and directed the CPUC to proceed with implementation no later than January 1, 1998. The Bill accelerated the transition period to a fully competitive market from five years to four years with all consumers participating by the year 2002. The Bill provided for an electricity rate freeze for the period of transition and mandated through issuance of rate reduction bonds a 10% rate reduction for small commercial and residential customers effective January 1, 1998. In May 1997, the CPUC ruled customer phase-in was not required and all utility customers would be able to choose their electricity supplier beginning January 1, 1998. In October 1997, the FERC conditionally approved the CPUC and investor-owned utility (IOU) filings for going forward on January 1, 1998 with implementation of the Independent Systems Operator (ISO) for operation of the IOU-owned statewide transmission

                      CALPINE CORPORATION AND SUBSIDIARIES

                               September 30, 1997

grid system and the Power Exchange (PX) to provide an energy price auction. Existing investor-owned utilities will continue as regulated utility distribution companies and provide electricity distribution services for energy service providers. The Company believes that restructuring will not have material effect on its existing power sales agreements and, accordingly, believes that its existing business and results of operations will not be materially adversely affected, although there can be no assurance in this regard.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) the possible unavailability of financing,
(iii) risks related to the development, acquisition and operation of power plants, (iv) the impact of avoided cost pricing, energy price fluctuations and gas price increases, (v) the impact of curtailment, (vi) the seasonal nature of the Company's business, (vii) start-up risks, (viii) general operating risks,
(ix) the dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) the availability of natural gas, (xiv) the effects of competition, (xv) the dependence on senior management, (xvi) volatility in the Company's stock price, (xvii) fluctuations in quarterly results and seasonality, and (xviii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


 OVERVIEW

 Calpine is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. At September 30, 1997, the Company had interests in 16 power generation facilities and steam fields having an aggregate capacity of 1793.5 megawatts. On October 9, 1997, the Company acquired 50% interests in two gas-fired facilities with an aggregate capacity of 390 megawatts in Virginia and Florida. In addition, Calpine has a 240 megawatt gas-fired power generation facility under construction in Pasadena, Texas and pending acquisitions, subject to the fulfillment of all required conditions, of interests in four gas-fired facilities with an aggregate capacity of 388 megawatts in New York.

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

 On May 16, 1997, the Company entered into agreements to acquire 50% interests in the 240 megawatt Gordonsville Power Plant located west of Richmond, Virginia and the 150 megawatt Auburndale Power Plant located outside of Orlando, Florida. The Company completed the acquisition on October 9, 1997 for a total purchase price of $40.2 million.

 On June 23, 1997, the Company completed the acquisition of an indirect 50% equity interest in the 450 megawatt Texas City Power Plant and the 377 megawatt Clear Lake Power Plant for an aggregate purchase price of $35.4 million. As a part of that acquisition, the Company entered into a $125.0 million non-recourse financing agreement with The Bank of Nova Scotia, the proceeds of which were utilized for the acquisition of the 50% equity interest of TCC and the purchase of $155.6 million of outstanding non-recourse project debt associated with the Texas City and Clear Lake Power Plants. The Company accounts for its 50% share of earnings from the Texas City and Clear Lake Power Plants under the equity method of accounting and such earnings are included in "income from unconsolidated investments in power projects".

 Included in the results of operations for the three and nine months ended September 30, 1997 are the King City and Gilroy Power Plants which each have a generating capacity of 120 megawatts. The King City Power Plant has been included in the Company's consolidated results of operations since the May 2, 1996 effective date of the operating lease, and the Gilroy Power Plant since its acquisition on August 29, 1996.

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

 Certain of the Company's power and steam sales agreements contain curtailment provisions under which the purchasers of energy or steam are entitled to reduce the number of hours of energy or amount of steam purchased thereunder. For the year ended December 31, 1996, certain of the Company's power generation facilities experienced maximum curtailment primarily as a result of low gas prices and a high degree of precipitation during the period which resulted in high levels of energy generation by hydroelectric power facilities that supply electricity. For the three and nine months ended September 30, 1997, such facilities experienced a reduced amount of curtailment compared to the same periods in 1996. Due to an amendment to certain power sales agreements which was executed in May 1997, the Company currently does not expect curtailment during the remainder of the term of the power sales agreements for these power plants.

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

                                      Three Months Ended             Nine Months Ended
                                         September 30,                 September 30,
                                   ------------------------      ------------------------
                                      1997           1996           1997           1996
                                   ---------      ---------      ---------      ---------
Power Plants
  Electricity revenues
    Energy                         $  33,180      $  26,199      $  77,451      $  60,561
    Capacity                       $  35,105      $  30,321      $  67,048      $  50,095
  Megawatt hours produced            730,412        593,172      1,551,078      1,332,594
  Average energy rate per
    kilowatt hour produced         $ 0.04543      $ 0.04417      $ 0.04993      $ 0.04545

Steam Fields
  Steam revenues                   $  11,155      $  11,761      $  31,268      $  29,655
  Megawatt hours produced            693,367        770,021      1,972,439      1,811,449
  Average energy rate per
    kilowatt hour produced         $ 0.01609      $ 0.01527      $ 0.01585      $ 0.01637

Electric energy and capacity revenue increased for the three and nine months ended September 30, 1997 compared to the same periods in 1996, primarily due to increases in revenue at the Gilroy, King City, West Ford Flat and Bear Canyon Power Plants. Electricity revenues at the Gilroy Power Plant increased for the three and nine months ended September 30, 1997 by $10.0 million and $23.4 million, respectively, as compared to the same periods in 1996. The increase was principally due to the timing of the Company's acquisition of the power plant, which occurred in August 1996. Higher energy prices at the King City Power Plant contributed to an increase in energy revenue of $394,000 and $3.0 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Less curtailment at the West Ford Flat and Bear Canyon Power Plants in 1997 as compared to the same periods in 1996 contributed to an increase in electric revenues of $1.0 million and $4.7 million for the three and nine month period ended September 30, 1997, respectively. In May 1997, the West Ford Flat and Bear Canyon Power Plants signed an agreement with PG&E whereby energy deliveries were no longer curtailed at the two facilities and PG&E paid a lower price for electrical energy during certain periods. The increase in electric production more than offset the decrease in the selling price of energy at the two facilities.

 Megawatt hours produced by power plants increased in 1997 compared to the same period in 1996, primarily due to 119,000 and 240,000 megawatt hours of increased production by the Gilroy Power Plant for the three and nine months ended September 30, 1997, respectively. The Gilroy Power Plant was acquired by the Company in August 1996. During the nine months ended September 30, 1997, Greenleaf 1 Power Plant production declined by 44,000 megawatt hours as it did not operate for the period from January 1 to February 26, 1997 due to flooding in the vicinity of the power plant. The average energy rate per kilowatt hour produced for all power plants increased for the three and nine months ended September 30, 1997 compared to the same period in 1996, primarily due to increases in the average energy prices per kilowatt hour produced during 1997 at certain gas-fired power plants.

 Steam field megawatt hours produced decreased for the three months ended September 30, 1997 compared to the same periods in 1996, primarily due to lower steam production. Increased steam usage by other facilities that share steam fields with SMUDGEO#1 caused a decrease in the amount of steam supplied to SMUDGEO#1 for the three months ended September 30, 1997. Megawattt hours produced by steam fields increased for the nine months ended September 30, 1997 compared to the same period in 1996. The increase reflects the shut-down of PG&E Unit 13 from March 23 to May 25 for installation of a new turbine rotor. In addition, reduced output at numerous hydroelectric facilities during 1997 caused an increase in the demand for geothermal production at the Calpine Thermal Steam Fields. The average energy rate per kilowatt hour produced for the three months ended September 30, 1997 was higher than the price for the comparable period in 1996, primarily due to less price discounting at Calpine Thermal Power Company. Lower prices in accordance with power sales agreements caused the average energy rate per kilowatt hour produced for the nine months ended September 30, 1997 to be less than the price for the comparable period in 1996.


 OTHER FINANCIAL DATA AND RATIOS

 Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                              -------------------------     ---------------------------
                                                 1997           1996          1997           1996
                                              -----------     ---------     ---------     ----------
 Depreciation and amortization                 $   13,370      $ 12,348      $ 36,919      $  27,699
 Interest expense per indenture                $   18,583      $ 13,852      $ 47,204      $  33,933
 EBITDA                                        $   64,702      $ 45,908      $127,398      $  86,441
 EBITDA to interest expense per indenture            3.48          3.31          2.70           2.55

 EBITDA is defined as income from operations plus depreciation, capitalized interest, other income, non-cash charges and cash received from investments in power projects, reduced by the non-cash income from unconsolidated investments in power projects. EBITDA is presented not as a measure of operating results, but rather as a measure of the Company's ability to service debt. EBITDA should not be construed as an alternative either (i) to income from operations (determined in accordance with generally accepted accounting principles) or (ii) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).

 Interest expense per indenture is defined as total interest expense plus one-third of all operating lease obligations, dividends paid in respect to preferred stock and cash contributions to any employee stock ownership plan used to pay interest on loans to purchase capital stock of the Company.


 RESULTS OF OPERATIONS

 Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

 Revenue. Total revenue was $92.9 million and $199.9 million for the three and nine months ended September 30, 1997 compared to $70.9 million and $152.9 million for the comparable periods in 1996. Electricity and steam sales revenue increased 16% and 25% to $79.4 million and $175.8 million for the three and nine months ended September 30, 1997 compared to $68.3 million and $140.3 million for the comparable periods in 1996. The increase for the three months ended September 30, 1997 was primarily due to $10.0 million of higher revenue from the Gilroy Power Plant acquired in August 1996. The increase for the nine months ended September 30, 1997 was primarily due to $23.4 million of higher revenue from the Gilroy Power Plant, $3.0 million of higher revenue from the King City Power Plant, $6.3 million of higher revenue from the Company's geothermal power plants, and $2.8 million due to increased prices or production at other Company gas-fired power plants. As scheduled, the King City and Gilroy Power Plants did not generate electrical energy and did not earn energy revenue during the four months ended April 30, 1997. Included in geothermal revenue are revenue from the West Ford Flat and Bear Canyon Power Plants which increased by $1.0 million and $4.7 million for the three and nine months ended September 30, 1997 compared to the same periods in 1996, primarily due to increased kilowatt hour generation and increased energy prices. Thermal Power Company also contributed $263,000 and $2.0 million more revenue for the three and nine months ended September 30, 1997 than the same periods in 1996. The increase in the three months ended September 30, 1997 was attributed to higher energy prices, and the increase for the nine months ended September 30, 1997 was primarily due to increased steam sales under the alternative pricing agreement entered into with PG&E in March 1996. Service contract revenue was $3.3 million and $6.9 million for the three and nine months ended September 30, 1997 compared to $172,000 and $5.6 million for the comparable periods in 1996. Included within service contract revenue are revenue from Calpine Power Services Company which recorded trading losses of $1.9 million and $1.7 million for the three and nine months ended September 30, 1996. Income from unconsolidated investments in power projects increased to $3.3 million and $7.5 million for the three and nine months ended September 30, 1997 compared to $1.2 million and $2.9 million for the same periods in 1996. The increase for three and nine month period ended September 30, 1997 is primarily attributable to an increase in equity income of $685,000 and $2.7 million, respectively, from the Company's investment in Sumas Cogeneration Company, L.P. ("Sumas"), and to equity income of $1.7 million and $1.8 million, respectively, from the Company's June 1997 investment in Texas Cogeneration Company (see Note 5 to the Condensed Consolidated Financial Statements). In accordance with a power sales agreement with Puget Sound Power and Light Company, Sumas operated the plant at a minimum capacity from February to September 1997 and received a higher price for energy sold and certain other payments. Interest income on loans to power projects increased to $6.8 million and $9.8 million for the three and nine months ended September 30, 1997 compared to $1.3 million and $4.1 million for the comparable periods in 1996. The increase is primarily related to interest income on the loans to the sole shareholder of Sumas Energy, Inc., the Company's partner in the Sumas project, and interest income on loans made by Calpine Finance Company to the Texas City and Clear Lake Power Plants (see Note 5 to the Condensed Consolidated Financial Statements).

 Cost of revenue. Cost of revenue increased 20% and 27% to $43.1 million and $110.9 million for the three and nine months ended September 30, 1997 compared to $35.9 million and $87.2 million for the comparable periods in 1996. The increase was primarily due to plant operating, depreciation and operating lease expenses attributable to the operations of the King City and Gilroy Power Plants which have been included in the Company's operations since May 2, 1996 and August 29, 1996, respectively.

 Project development expenses increased to $1.8 million and $5.7 million for the three and nine months ended September 30, 1997 compared to $1.0 million and $2.5 million for the same periods in 1996. The increase was due primarily to expanded business acquisition and development activities.

 General and administrative expenses. General and administrative expenses decreased 6% to $4.6 million for the three months ended September 30, 1997 compared to $4.9 million for the same period in 1996. The decrease was primarily due to a $1.4 million employee bonus expense related to the common stock offering in September, 1996, partially offset by an increase in personnel and related expenses in 1997. General and administrative expenses increased 22% to $13.2 million for the nine months ended September 30, 1997 compared to $10.8 million for the same period in 1996. The increase in 1997 was due to additional personnel and related expenses necessary to support the Company's expanded operations.

 Interest expense. Interest expense increased to $17.2 million and $43.4 million for the three and nine months ended September 30, 1997 compared to $12.4 million and $31.1 million for the comparable periods in 1996. The 39% increase for the three months ended September 30, 1996 compared to the same period in 1996 was attributable to $1.6 million of increased interest on debt related to the Gilroy Power Plant acquired in August 1996, $4.6 million of increased interest on the 8 3/4% Senior Notes Due 2007 issued in July 1997, and $2.6 million increase in interest expense at Calpine Finance Company, offset by $1.3 million of interest capitalized for the construction of the Pasadena Power Plant and a $2.0 million decrease in interest expense for Calpine Geysers due to repayment of the junior and senior term loans. The 40% increase for the nine months ended September 30, 1997 compared to the same period in 1996 was attributable to $4.6 million of increased interest expense related to the 8 3/4% Senior Notes Due 2007 issued in July 1997, $7.3 million of increased interest expense related to the 10 1/2% Senior Notes Due 2006 issued in May, 1996, $6.3 million of interest on debt related to the Gilroy Power Plant acquired in August 1996 and a $2.8 million increase of interest expense at Calpine Finance Company, offset by $2.6 million of interest capitalized for the construction of the Pasadena Power Plant, a $2.9 million decrease in interest expense at Calpine Geysers, and a $1.8 million decrease in interest expense at Thermal Power Company.

 Other income, net. Other income, net increased to $3.9 million and $11.8 million for the three and nine months ended September 30, 1997 compared to a loss of $1.1 million and income of $1.6 million for the same periods in 1996 due to interest earned on higher cash and cash equivalent balances and interest income earned on the collateral securities for the King City Power Plant.

 Provision for income taxes. The effective income tax rate was approximately 36% for the three and nine months ended September 30, 1997. Depletion in excess of tax basis benefits at the Company's geothermal facilities and a revision of prior years' tax estimates of $1.3 million and $1.7 million, respectively, reduced the Company's effective tax rate for 1997. The effective rates for the three and nine months ended September 30, 1996 were 31% and 34%, respectively. In 1996, the Company decreased its deferred income tax liability by $769,000 to reflect the change in California's state income tax rate from 9.3% to 8.84% effective January 1, 1997. In addition, depletion in excess of tax basis benefits at the Company's geothermal facilities reduced the Company's effective tax rate for 1996.


 LIQUIDITY AND CAPITAL RESOURCES

 The following table summarizes the Company cash flow activities for the periods indicated (in thousands):
                                                   Nine Months Ended
                                                     September 30,
                                             -----------------------------
                                               1997               1996
                                             ----------         ----------
 Cash flows from:
     Operating activities                     $  66,429         $   25,694
     Investing activities                      (228,844)          (269,320)
     Financing activities                       260,955            321,293
                                             ----------         ----------
         Total                               $   98,540         $   77,667
                                             ==========         ==========

Operating activities provided $66.4 million for the nine months ended September 30, 1997 consisting of approximately $24.5 million of net income from operations, $11.5 million in deferred income taxes, $34.6 million of depreciation and amortization, $9.6 million of partnership distributions and income from unconsolidated investments in power projects and a $1.6 million distribution from Coperlasa, offset by $15.4 million net increase in operating assets and liabilities.

Investing activities used $228.8 million during the nine months ended September 30, 1997, primarily due to $192.3 million for the acquisition of Texas Cogeneration Company and the related notes receivable, $66.4 million of capital expenditures related to the construction of the Pasadena Power Plant, $22.9 million of other capital expenditures, $7.6 million for the acquisition of Calpine Gas Company, offset by a $21.1 million of loan payments, $5.4 million of collateral security maturities in connection with the King City Power Plant and a $37.0 million decrease in restricted cash, primarily related to the Pasadena Power Plant and Calpine Geysers Company, L.P.

Financing activities provided $261.0 million of cash during the nine months ended September 30, 1997 consisting of $139.3 million of borrowings for the acquisition of Texas Cogeneration Company and the related notes receivable, $5.0 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant and $275.0 million of proceeds from the issuance of the 8 3/4% Senior Notes Due 2007, offset by $118.2 million repayment of non-recourse project debt, $25.3 million repayment of borrowings related to the acquisition Texas Cogeneration Company, $7.1 million repayment of notes payable and $9.5 million payment of costs associated with refinancing.

As of September 30, 1997, cash and cash equivalents were $198.6 million and working capital was a $122.7 million. For the nine months ended September 30, 1997, cash and cash equivalents increased by $98.5 million and working capital increased by $26.5 million as compared to the period ended December 31, 1996. The increase in working capital is primarily due to the issuance of $275.0 million of 8 3/4% Senior Notes Due 2007, offset by the use of available cash and proceeds from a non-recourse project financing due June 1998 in the acquisition of Texas Cogeneration Company and in the purchase of the non-recourse project financing of the Texas City and Clear Lake Power Plants.

As a developer, owner and operator of power generation projects, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with borrowings under its credit facilities, other lines of credit, non-recourse project financing or long-term debt.

At September 30, 1997, the Company had outstanding $105.0 million of 9 1/4% Senior Notes Due 2004 which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company had $180.0 million of 10 1/2% Senior Notes Due 2006 which mature on May 15, 2006 and bear interest payable semi-annually on May 15 and November 15 of each year. Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions. On July 8, 1997, the Company issued $200.0 million of 8 3/4% Senior Notes Due 2007 which mature on July 15, 2007 and bear interest payable semi-annually of January 15 and July 15 of each year, beginning January 1, 1998. Of the $195.0 million of net proceeds from the sale of the Senior Notes, the Company repaid approximately $124.1 million of existing indebtedness (see Note 12 to the Condensed Consolidated Financial Statements for use of proceeds and further information). The Company anticipates that a portion of the remaining net proceeds will be used to finance potential future acquisitions. On September 10, 1997, the Company issued an additional $75.0 million of 8 3/4% Senior Notes Due 2007. The net proceeds of $75.8 million were used to finance acquisitions and for general corporate purposes.

At September 30, 1997, the Company had $195.5 million of non-recourse project financing associated with the Greenleaf 1 and 2 Power Plants and the Gilroy Power Plant. The annual maturities for all non-recourse project financing were $4.7 million for the remainder of 1997, $9.7 million for 1998, $8.7 million for 1999, $10.4 million for 2000, $10.6 million for 2001 and $151.5 million thereafter.

At September 30, 1997, the Company had $114.0 million of non-recourse borrowings from The Bank of Nova Scotia in connection with the acquisition of the notes receivable from the Texas City and Clear Lake Power Plants. Such debt matures on June 22, 1998.

The Company currently has a $50.0 million revolving credit agreement with a consortium of commercial lending institutions led by The Bank of Nova Scotia, with borrowings bearing interest at either LIBOR or at The Bank of Nova Scotia base rate plus a mutually agreed margin. At September 30, 1997, the Company had no borrowings outstanding and $7.6 million of letters of credit outstanding under the revolving credit facility (see Note 10 to the Condensed Consolidated Financial Statements). The Bank of Nova Scotia credit facility contains certain restrictions that significantly limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At September 30, 1997, the Company had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings bear interest at prime plus 1%.

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

At September 30, 1997, the Company had commitments for capital expenditures in 1997 totaling $36.8 million related to various projects at its power generation facilities. The Company intends to fund capital expenditures for the ongoing operation and development of the Company's power generation facilities primarily through the operating cash flow of such facilities. Capital expenditures for the nine months ended September 30, 1997 of $91.2 million included $66.4 million for the construction of the Pasadena Power Plant, $9.3 million related to the geothermal facilities, $1.4 million related to merchant power plants and the remaining $14.1 million at the gas-fired power plants.

The Company continues to pursue the acquisition and development of new power generation projects. The Company expects to commit significant capital in future years for the acquisition and development of these projects. The Company's actual capital expenditures may vary significantly during any year.

The Company believes that it will have sufficient liquidity from cash flow from operations and borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements through September 30, 1998.


Impact of Recent Accounting Pronouncements

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed herewith unless otherwise indicated:

Exhibit 11        Computation of Earnings Per Share

Exhibit 27        Financial Data Schedule

Exhibit
Number                Description
------                -----------

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

4.3 Indenture dated as of July 8, 1997, between Calpine Corporation and The Bank of New York, as Trustee, including form of Notes. (p)

4.4 Registration Rights Agreement dated as of July 1, 1997 by and between Calpine Corporation and Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc., Scotia Capital Markets (USA) Inc., BancAmerica Securities, Inc. and CIBC Wood Gundy Securities Corp. (p)

10.1          Financing Agreements

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

10.1.11 Facility Lease Agreement, dated as of December 1, 1990, between Meridian Trust Company of California and O.L.S. Energy-Agnews. (a)

10.1.12 Project Revenues Agreement, dated as of December 1, 1990, between O.L.S. Energy-Agnews, Meridian Trust Company of California and Credit Suisse. (a)

10.1.13 Project Credit Agreement, dated as of September 30, 1995, between Calpine Greenleaf Corporation, Greenleaf Unit One Associates, Greenleaf Unit Two Associates, Inc. and The Sumitomo Bank, Limited. (g)

10.1.14 Lease dated as of April 24, 1996 between BAF Energy A California Limited Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee. (j)

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

10.1.18 Credit Agreement, dated as of June 23, 1997, among Calpine Finance Company and Certain Commercial Lending Institutions, and The Bank of Nova Scotia as the Agent for the Lenders. (p)

10.1.19 Purchase agreement dated as of July 1, 1997, among Calpine Corporation and The Bank of New York as the Trustee. (p)

10.2          Purchase Agreements

10.2.1 Purchase Agreement, dated as of April 1, 1993, between Sonoma Geothermal Partners, L.P., Healdsburg Energy Company, L.P. and Freeport-McMoRan Resource Partners, Limited Partnership. (a)

10.2.2 Stock Purchase Agreement, dated as of June 27, 1994, between Maxus International Energy Company, Natomas Energy Company, Calpine Corporation and Calpine Thermal Power, Inc., and amendment thereto dated July 28, 1994. (b)

10.2.3 Share Purchase Agreement dated March 30, 1995 between Calpine Corporation, Calpine Greenleaf Corporation, Radnor Power Corp. and LFC Financial Corp. (e)

10.2.4 Asset Purchase Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.2.5 Noncompetition / Earnings Contingency Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P. (m)

10.2.6 Purchase and Sale Agreement dated as of March 27, 1997 between Enron Power Corp. and Calpine Finance Company. (p)

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

(b) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 9, 1994 and filed on September 26, 1994.

(c) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1994 and filed on November 14, 1994.

(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1994 and filed on March 29, 1995.

(e) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 21, 1995 and filed on May 5, 1995.

(f) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on May 12, 1995.

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on August 14, 1995.

(h) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1995 and filed on November 14, 1995.

(i) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1995 and filed on March 29, 1996.

(j) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(k) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated September 30, 1996 and filed on May 15, 1996.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(n) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996 and filed on September 30, 1997.

(o) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1997 and filed on May 12, 1997.

(p) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.


(b)           REPORTS ON FORM 8-K

              Current report dated June 24, 1997 and filed on July 1, 1997
               Item 5.  Other Events -- Proposed Rule 144A offering of $200.0 million principal amount of Senior Notes Due 2007

              Current report dated July 2, 1997 and filed on July 7, 1997
               Item 5.  Other Events -- Pricing of Rule 144A offering of $200.0 million principal amount of 8-3/4% Senior Notes Due 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:               /s/  Ann B. Curtis                   Date:   November 14, 1997
              ---------------------------
              Ann B. Curtis
              Senior Vice President
              (Chief Financial Officer)


                  /s/ Gloria S. Gee                    Date:   November 14, 1997
              ---------------------------
              Gloria S. Gee
              Corporate Controller
              (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

11                   Computation of Earnings Per Share

27                   Financial Data Schedule