Form 10-K/A
period 1997-12-31
CALPINE CORP
filed 1998-04-01
CIK 916457

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

                              CALPINE CORPORATION

                                   FORM 10-K
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                     PART 1

                                                                               PAGE
                                                                               ----
  ITEM 1.        Business....................................................     1
  ITEM 2.        Properties..................................................    41
  ITEM 3.        Legal Proceedings...........................................    42
  ITEM 4.        Submission of Matters To A Vote of Security Holders.........    43

                                       PART II
  ITEM 5.        Market for Registrant's Common Equity and Related               43
                   Stockholder Matters.......................................
  ITEM 6.        Selected Financial Data.....................................    43
  ITEM 7.        Management's Discussion and Analysis of Financial Condition     43
                   and Results of Operations.................................
  ITEM 8.        Financial Statements and Supplementary Data.................    43
  ITEM 9.        Changes In and Disagreements with Accountants and Financial     43
                   Disclosure................................................

                                      PART III
  ITEM 10.       Executive Officers, Directors and Key Employees.............    43
  ITEM 11.       Executive Compensation......................................    43
  ITEM 12.       Security Ownership of Certain Beneficial Owners and             43
                   Management................................................
  ITEM 13.       Certain Relationships and Related Transactions..............    43

                                       PART IV
  ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form     44
                   8-K.......................................................
  Signatures     ............................................................    51
  Index to Consolidated Financial Statements and Schedules...................   F-1
  Exhibit
    Index......

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

       (A)-3. EXHIBITS

     The following exhibits are filed herewith unless otherwise indicated:

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
     3.1      --    Amended and Restated Certificate of Incorporation of Calpine
                    Corporation, a Delaware corporation.(l)
     3.2      --    Amended and Restated Bylaws of Calpine Corporation, a
                    Delaware corporation.(l)
     4.1      --    Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as
                    Trustee, including form of Notes.(a)
     4.2      --    Indenture dated as of May 16, 1996 between the Company and
                    Fleet National Bank, as Trustee, including form of Notes.(m)
    10.1      --    Financing Agreements
    10.1.1    --    Term and Working Capital Loan Agreement, dated as of June 1,
                    1990, between Calpine Geysers Company, L.P. (formerly Santa
                    Rosa Geothermal Company, L.P.) and Deutsche Bank AG, New
                    York Branch.(a)
    10.1.2    --    First Amendment to Term and Working Capital Loan Agreement,
                    dated as of June 29, 1990, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.) and
                    Deutsche Bank AG, New York Branch.(a)
    10.1.3    --    Second Amendment to Term and Working Capital Loan Agreement,
                    dated as of December 1, 1990, between Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.)
                    and Deutsche Bank AG, New York Branch.(a)
    10.1.4    --    Third Amendment to Term and Working Capital Loan Agreement,
                    dated as of June 26, 1992, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.),
                    Deutsche Bank AG, New York Branch, National Westminster Bank
                    PLC, Union Bank of Switzerland, New York Branch, and The
                    Prudential Insurance Company of America.(a)
    10.1.5    --    Fourth Amendment to Term and Working Capital Loan Agreement,
                    dated as of April 1, 1993, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.),
                    Deutsche Bank AG, New York Branch, National Westminster Bank
                    PLC, Union Bank of Switzerland, New York Branch, and The
                    Prudential Insurance Company of America.(a)
    10.1.6    --    Construction and Term Loan Agreement, dated as of January
                    30, 1992, between Sumas Cogeneration Company, L.P., The
                    Prudential Insurance Company of America and Credit Suisse,
                    New York Branch.(a)
    10.1.7    --    Amendment No. 1 to Construction and Term Loan Agreement,
                    dated as of May 24, 1993, between Sumas Cogeneration
                    Company, L.P., The Prudential Insurance Company of America
                    and Credit Suisse, New York Branch.(a)
    10.1.8    --    Credit Agreement Construction Loan and Term Loan Facility,
                    dated as of January 10, 1990, between Credit Suisse and
                    O.L.S. Energy-Agnews.(a)
    10.1.9    --    Amendment No. 1 to Credit Agreement Construction Loan and
                    Term Loan Facility, dated as of December 5, 1990, between
                    Credit Suisse and O.L.S. Energy-Agnews.(a)
    10.1.10   --    Participation Agreement, dated as of December 1, 1990,
                    between O.L.S. Energy-Agnews, Nynex Credit Company, Credit
                    Suisse, Meridian Trust Company of California and GATX
                    Capital Corporation.(a)
    10.1.11   --    Facility Lease Agreement, dated as of December 1, 1990,
                    between Meridian Trust Company of California and O.L.S.
                    Energy-Agnews.(a)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
    10.1.12   --    Project Revenues Agreement, dated as of December 1, 1990,
                    between O.L.S. Energy-Agnews, Meridian Trust Company of
                    California and Credit Suisse.(a)
    10.1.13   --    Project Credit Agreement, dated as of June 30, 1995, between
                    Calpine Greenleaf Corporation, Greenleaf Unit One
                    Associates, Greenleaf Unit Two Associates, Inc. and The
                    Sumitomo Bank, Limited.(g)
    10.1.14   --    Lease dated as of April 24, 1996 between BAF Energy A
                    California Limited Partnership, Lessor, and Calpine King
                    City Cogen, LLC, Lessee.(j)
    10.1.15   --    Credit Agreement, dated as of August 28, 1996, among Calpine
                    Gilroy Cogen, L.P. and Banque Nationale de Paris.(l)
    10.1.16   --    Credit Agreement, dated as of September 25, 1996, among
                    Calpine Corporation and The Bank of Nova Scotia.(m)
    10.1.17   --    Credit Agreement, dated December 20, 1996, among Pasadena
                    Cogeneration L.P. and ING (U.S.) Capital Corporation and The
                    Bank Parties Hereto.(n)
    10.2      --    Purchase Agreements
    10.2.1    --    Purchase Agreement, dated as of April 1, 1993, between
                    Sonoma Geothermal Partners, L.P., Healdsburg Energy Company,
                    L.P. and Freeport-McMoRan Resource Partners, Limited
                    Partnership.(a)
    10.2.2    --    Stock Purchase Agreement, dated as of June 27, 1994, between
                    Maxus International Energy Company, Natomas Energy Company,
                    Calpine Corporation and Calpine Thermal Power, Inc., and
                    amendment thereto dated July 28, 1994.(b)
    10.2.3    --    Share Purchase Agreement dated March 30, 1995 between
                    Calpine Corporation, Calpine Greenleaf Corporation, Radnor
                    Power Corp. and LFC Financial Corp.(e)
    10.2.4    --    Asset Purchase Agreement, dated as of August 28, 1996, among
                    Gilroy Energy Company, McCormick & Company, Incorporated and
                    Calpine Gilroy Cogen, L.P.(m)
    10.2.5    --    Noncompetition/Earnings Contingency Agreement, dated as of
                    August 28, 1996, among Gilroy Energy Company, McCormick &
                    Company, Incorporated and Calpine Gilroy Cogen, L.P.(m)
    10.3      --    Power Sales Agreements
    10.3.1    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the Bear Canyon Facility, dated November 30,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), Amendment dated October 17, 1985, Second Amendment
                    dated October 19, 1988, and related documents.(a)
    10.3.2    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the Bear Canyon Facility, dated November 29,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19,
                    1988, and related documents.(a)
    10.3.3    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the West Ford Flat Facility, dated November 13,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), and Amendments dated May 18, 1987, June 22, 1987,
                    July 3, 1987 and January 21, 1988, and related documents.(a)
    10.3.4    --    Agreement for Firm Power Purchase, dated as of February 24,
                    1989, between Puget Sound Power & Light Company and Sumas
                    Energy, Inc. and Amendment thereto dated September 30,
                    1991.(a)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
    10.3.5    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated April 16, 1985, between O.L.S. Energy-Agnews and
                    Pacific Gas & Electric Company and amendment thereto dated
                    February 24, 1989.(a)
    10.3.6    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated November 15, 1984, between Geothermal Energy Partners,
                    Ltd. and Pacific Gas & Electric Company, and related
                    documents.(a)
    10.3.7    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated November 15, 1984, between Geothermal Energy Partners,
                    Ltd. and Pacific Gas & Electric Company (see Exhibit 10.3.6
                    for related documents).(a)
    10.3.8    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 12, 1984, between Greenleaf Unit One
                    Associates, Inc. and Pacific Gas and Electric Company.(f)
    10.3.9    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 12, 1984, between Greenleaf Unit Two
                    Associates, Inc. and Pacific Gas and Electric Company.(f)
    10.3.10   --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 5, 1985, between Calpine Gilroy Cogen, L.P.
                    and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August
                    18, 1988 and June 9, 1991.(l)
    10.3.11   --    Amended and Restated Energy Sales Agreement, dated December
                    16, 1996, between Phillips Petroleum Company and Pasadena
                    Cogeneration, L.P.(n)
    10.4      --    Steam Sales Agreements
    10.4.1    --    Geothermal Steam Sales Agreement, dated July 19, 1979,
                    between Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.), and Sacramento Municipal Utility
                    District, and related documents.(a)
    10.4.2    --    Agreement for the Sale and Purchase of Geothermal Steam,
                    dated March 23, 1973, between Calpine Geysers Company, L.P.
                    (formerly Santa Rosa Geothermal Company, L.P.) and Pacific
                    Gas & Electric Company, and related letter dated May 18,
                    1987.(a)
    10.4.3    --    Thermal Energy and Kiln Lease Agreement, dated as of January
                    16, 1992, between Sumas Cogeneration Company, L.P. and
                    Socco, Inc., and Amendment thereto dated May 24, 1993.(a)
    10.4.4    --    Amended and Restated Energy Service Agreement, dated as of
                    December 1, 1990, between the State of California and O.L.S.
                    Energy-Agnews.(a)
    10.4.5    --    Agreement for the Sale of Geothermal Steam, dated as of July
                    28, 1992, between Thermal Power Company and Pacific Gas &
                    Electric Company.(c)
    10.4.6    --    Amendment to the Agreement for the Sale of Geothermal Steam,
                    dated as of August 9, 1995, between Union Oil Company of
                    California, NEC Acquisition Company, Thermal Power Company,
                    and Pacific Gas and Electric Company.(h)
    10.5      --    Service Agreements
    10.5.1    --    Operation and Maintenance Agreement, dated as of April 5,
                    1990, between Calpine Operating Plant Services, Inc.
                    (formerly Calpine-Geysers Plant Services, Inc.) and Calpine
                    Geysers Company, L.P. (formerly Santa Rosa Geothermal
                    Company, L.P.).(a)
    10.5.2    --    Amended and Restated Operating and Maintenance Agreement,
                    dated as of January 24, 1992, between Calpine Operating
                    Plant Services, Inc. and Sumas Cogeneration Company, L.P.(a)
    10.5.3    --    Amended and Restated Operation and Maintenance Agreement,
                    dated as of December 31, 1990, between O.L.S. Energy-Agnews and Calpine Operating Plant Services, Inc. (formerly Calpine
                    Cogen-Agnews, Inc.).(a)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
    10.5.4    --    Operating and Maintenance Agreement, dated as of January 1,
                    1995, between Calpine Corporation and Geothermal Energy
                    Partners, Ltd.(h)
    10.5.5    --    Amended and Restated Operating Agreement for the Geysers,
                    dated as of December 31, 1993, by and between Magma-Thermal
                    Power Project, a joint venture composed of NEC Acquisition
                    Company and Thermal Power Company, and Union Oil Company of
                    California.(c)
    10.6      --    Gas Supply Agreements
    10.6.1    --    Gas Sale and Purchase Agreement, dated as of December 23,
                    1991, between ENCO Gas, Ltd. and Sumas Cogeneration Company,
                    L.P.(a)
    10.6.2    --    Gas Management Agreement, dated as of December 23, 1991,
                    between Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd.
                    and Sumas Cogeneration Company, L.P.(a)
    10.6.4    --    Natural Gas Sales Agreement, dated as of November 1, 1993, between O.L.S. Energy-Agnews, Inc. and Amoco Energy Trading
                    Corporation.(a)
    10.6.5    --    Natural Gas Service Agreement, dated November 1, 1993,
                    between Pacific Gas & Electric Company and O.L.S.
                    Energy-Agnews, Inc.(a)
    10.7      --    Agreements Regarding Real Property
    10.7.1    --    Office Lease, dated March 15, 1991, between 50 West San
                    Fernando Associates, L.P. and Calpine Corporation.(a)
    10.7.2    --    First Amendment to Office Lease, dated April 30, 1992,
                    between 50 West San Fernando Associates, L.P. and Calpine
                    Corporation.(a)
    10.7.3    --    Geothermal Resources Lease CA 1862, dated July 25, 1974,
                    between the United States Bureau of Land Management and
                    Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.).(a)
    10.7.4    --    Geothermal Resources Lease PRC 5206.2, dated December 14,
                    1976, between the State of California and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.).(a)
    10.7.5    --    First Amendment to Geothermal Resources Lease PRC 5206.2,
                    dated April 20,1994, between the State of California and
                    Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.).(a)
    10.7.6    --    Industrial Park Lease Agreement, dated December 18, 1990,
                    between Port of Bellingham and Sumas Energy, Inc.(a)
    10.7.7    --    First Amendment to Industrial Park Lease Agreement, dated as of July 16, 1991, between Port of Bellingham, Sumas Energy,
                    Inc., and Sumas Cogeneration Company, L.P.(a)
    10.7.8    --    Second Amendment to Industrial Park Lease Agreement, dated as of December 17, 1991, between Port of Bellingham and
                    Sumas Cogeneration Company, L.P.(a)
    10.7.9    --    Amended and Restated Cogeneration Lease, dated as of
                    December 1, 1990, between the State of California and O.L.S.
                    Energy-Agnews.(a)
    10.8      --    General
    10.8.1    --    Limited Partnership Agreement of Sumas Cogeneration Company,
                    L.P., dated as of August 28, 1991, between Sumas Energy,
                    Inc. and Whatcom Cogeneration Partners, L.P.(a)
    10.8.2    --    First Amendment to Limited Partnership Agreement of Sumas
                    Cogeneration Company, L.P., dated as of January 30, 1992,
                    between Whatcom Cogeneration Partners, L.P. and Sumas
                    Energy, Inc.(a)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
    10.8.3    --    Second Amendment to Limited Partnership Agreement of Sumas
                    Cogeneration Company, L.P., dated as of May 24, 1993,
                    between Whatcom Cogeneration Partners, L.P. and Sumas
                    Energy, Inc.(a)
    10.8.4    --    Second Amended and Restated Shareholders' Agreement, dated as of October 22, 1993, among GATX Capital Corporation,
                    Calpine Agnews, Inc., JGS-Agnews, Inc., and
                    GATX/Calpine-Agnews, Inc.(a)
    10.8.5    --    Amended and Restated Reimbursement Agreement, dated October
                    22, 1993, between GATX Capital Corporation, Calpine Agnews,
                    Inc., JGS-Agnews, Inc., GATX/Calpine Agnews, Inc., and
                    O.L.S. Energy-Agnews, Inc.(a)
    10.8.6    --    Amended and Restated Limited Partnership Agreement of
                    Geothermal Energy Partners Ltd., L.P., dated as of May 19,
                    1989, between Western Geothermal Company, L.P., Sonoma
                    Geothermal Company, L.P., and Cloverdale Geothermal
                    Partners, L.P.(a)
    10.8.7    --    Assignment and Security Agreement, dated as of January 10,
                    1990, between O.L.S.Energy-Agnews and Credit Suisse.(a)
    10.8.8    --    Pledge Agreement, dated as of January 10, 1990, between
                    GATX/Calpine-Agnews, Inc., and Credit Suisse.(a)
    10.8.9    --    Equity Support Agreement, dated as of January 10, 1990,
                    between Calpine Corporation and Credit Suisse.(a)
    10.8.10   --    Assignment and Security Agreement, dated as of December 1,
                    1990, between O.L.S. Energy-Agnews and Meridian Trust
                    Company of California.(a)
    10.8.11   --    First Amended and Restated Limited Partner Pledge and
                    Security Agreement, dated as of April 1, 1993, between
                    Sonoma Geothermal Partners, L.P., Healdsburg Energy Company,
                    L.P., Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.), Freeport-McMoRan Resource
                    Partners, L.P., and Meridian Trust Company of California.(a)
    10.8.12   --    Management Services Agreement, dated January 1, 1995,
                    between Calpine Corporation and Electrowatt Ltd.(k)
    10.8.13   --    Guarantee Fee Agreement, dated January 1, 1995, between
                    Calpine Corporation and Electrowatt Ltd.(g)
    10.9.1    --    Calpine Corporation Stock Option Program and forms of
                    agreements thereunder.(a)
    10.9.2    --    Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(l)
    10.9.3    --    Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(l)
    10.10.1   --    Amended and Restated Employment Agreement between Calpine
                    Corporation and Mr. Peter Cartwright.(l)
    10.10.2   --    Senior Vice President Employment Agreement between Calpine
                    Corporation and Ms. Ann B. Curtis.(l)
    10.10.3   --    Senior Vice President Employment Agreement between Calpine
                    Corporation and Mr. Lynn A. Kerby.(l)
    10.10.4   --    Vice President Employment Agreement between Calpine
                    Corporation and Mr. Ron A.Walter.(l)
    10.10.5   --    Vice President Employment Agreement between Calpine
                    Corporation and Mr. Robert D.Kelly.(l)
    10.10.6   --    First Amended and Restated Consulting Contract between
                    Calpine Corporation and Mr. George J. Stathakis.(l)

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
    10.11     --    Form of Indemnification Agreement for directors and
                    officers. (l)
    10.11.1   --    Amendment to the Steam and Electricity Service Agreement
                    between Cogenron Inc. and Union Carbide Corporation dated
                    June 12, 1985.*
    10.11.2   --    Ground Lease Agreement, between Union Carbide Corporation
                    and Northern Cogneration One Company dated January 1, 1986 in Texas City, Texas.*
    10.11.3   --    Stock Purchase Agreement Among Gas Energy Inc., Gas Energy
                    Cogeneration Inc. Calpine Eastern Corporation and Calpine
                    Corporation dated August 22, 1997.*
    10.11.4   --    First Amendment to the Stock Purchase Agreement Among Gas
                    Energy, Inc., Gas Cogernation Inc., The Brooklyn Union Gas
                    Company and Calpine Eastern Corporation and Calpine
                    Corporation dated August 22, 1997; as amended on December
                    19, 1997.*
    10.11.5   --    Amended and Restated Congenerated Electricity Sale and
                    Purchase Agreement by and between Cogenron Inc., and Texas
                    Utilities Electric Company dated June 12, 1985; as
                    previously amended, and as amended and restated on December
                    29, 1997.*
    10.11.6   --    Agreement for the Purchase of Electrical Power and Energy
                    between Capital Congernation Company, Ltd. and Texas-New
                    Mexico Power Company Power Agreement.*
    21.1      --    Subsidiaries of the Company.(m)
    27.0      --    Financial Data Schedule.*

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

Date: April 1, 1998                       CALPINE CORPORATION

                                          By        /s/ ANN B. CURTIS
                                            ------------------------------------
                                                       Ann B. Curtis
                                                 Senior Vice President and
                                               Director (Principal Financial
                                                          Officer)

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

                      CALPINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has ownership interests in and operates gas-fired cogeneration facilities, geothermal steam fields and geothermal power generation facilities in northern California, Washington, Texas and various locations on the East Coast. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is primarily sold to governmental and industrial users and steam produced by geothermal steam fields is sold to utility-owned power plants. For the year ended December 31, 1997, primarily all electricity and steam sales revenue from consolidated subsidiaries was derived from sales to two customers in northern California (see Note 15), of which 43% was related to geothermal activities.

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

  TEXAS CITY AND CLEAR LAKE TRANSACTIONS

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

  DIGHTON AND TIVERTON TRANSACTIONS

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

     Under the terms of the above agreements, the Company has also been granted an exclusive option to purchase an ownership interest in, and to partner with, EMI on a 265 megawatt gas-fired plant under development in Tiverton, Rhode Island. EMI and the Company would be co-general partners for the project. The Company intends to invest up to $43.0 million of equity in the development of the Tiverton Power Plant.

  AUBURNDALE AND GORDONSVILLE TRANSACTIONS

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

  GAS ENERGY INC. AND GAS ENERGY COGENERATION INC. TRANSACTION

     In December 1997, the Company acquired 100% of the capital stock of Gas Energy Inc. ("GEI") and Gas Energy Cogeneration Inc. ("GECI") from The Brooklyn Union Gas Company ("BUG"), for a total purchase price of $100.9 million, subject to final adjustments. GEI and GECI were both wholly-owned subsidiaries of BUG and have (i) a 50% interest in the Kennedy International Airport Power Plant,
(ii) a 50% interest in the Stony Brook Power Plant, (iii) a 45% interest in the Bethpage Power Plant, (iv) an 11.36% interest in the Lockport Power Plant and
(v) a 100% interest in three fuel management contracts. The Company accounts for its investments in the above power plants under the equity method.

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

  TEXAS CITY AND CLEAR LAKE POWER PLANTS

     In connection with the acquisition of a 50% interest in TCC, the Company purchased from the existing lenders the $155.6 million of outstanding project debt of the Texas City Power Plant (approximately $53.0 million) and the Clear Lake Power Plant (approximately $102.6 million). At December 31, 1997, there were loans receivable of $37.1 million from Texas City and $94.7 million from Clear Lake (of these amounts $30.5 million is current and $101.3 million is long term). The effective interest rate on the loan to the Texas City Power Plant including the effect of the swap arrangement, was approximately 7.9% at December 31, 1997; the loan matures June 30, 1999. The effective interest rate on the loan to the Clear Lake Power Plant, including the effect of the existing swap arrangement, was approximately 8.3%; the loan matures December 31, 2003. Both notes are secured by the assets of the respective partnerships.

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

7. REVOLVING CREDIT FACILITY AND LINES OF CREDIT

     At December 31, 1997 and 1996, the Company had a $50.0 million credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, ING, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. As of December 31, 1997, the Company had no borrowings and $9.4 million of letters of credit outstanding. This amount reflects $6.0 million to secure performance with the Clear Lake Power Plant, $1.5 million to secure performance under a power sales agreement, and $1.9 million related to operating expenses at the Watsonville Power Plant. At December 31, 1996, the Company had no borrowings and $5.9 million of letters of credit outstanding, which reflected $3.0 million to secure performance with the Pasadena Power Plant and $2.9 million related to operating expenses at the Watsonville Power Plant. Borrowings bear interest at The Bank of Nova Scotia's base rate or at the London InterBank Offering Rate ("LIBOR"), plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly, based on the principal amount outstanding during the period for base rate loans, and on the last day of each applicable interest period, but not less often than 90 days, for LIBOR loans. The credit agreement expires in September 1999. The credit agreement specified that the Company maintain certain covenants with which the Company was in compliance. Commitment fees related to this line of credit are charged based on 0.50% of committed unused credit.

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

  Preferred Stock and Preferred Share Purchase Rights

     The Company had 5,000,000 authorized shares of Series A Preferred Stock, all of which were issued on March 21, 1996 to Electrowatt. The shares of Series A Preferred Stock were not publicly traded. No dividends were payable on the Series A Preferred Stock. The Series A Preferred Stock contained provisions regarding liquidation and conversion rights. Upon the consummation of the Common Stock Offering, all of the Series A Preferred Stock was converted into approximately 2.2 million shares of common stock and sold to the public in the Common Stock Offering by Electrowatt.

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

                                                   AVAILABLE FOR                   WEIGHTED
                                                     OPTION OR      NUMBER OF      AVERAGE
                                                       AWARD         SHARES     EXERCISE PRICE
                                                   -------------    ---------   --------------
Beginning Balance January 1, 1995................    1,160,782      1,436,141     $    1.53
     Granted.....................................     (444,333)       444,333          4.91
     Cancelled...................................       25,963        (25,963)         2.13
                                                     ---------      ---------     ---------
Outstanding December 31, 1995....................      742,412      1,854,511          2.34
  Additional shares reserved.....................    1,444,935             --            --
     Granted.....................................     (547,579)       547,579          8.71
     Exercised...................................           --         (5,000)         1.85
     Cancelled...................................       56,796        (56,796)         7.90
                                                     ---------      ---------     ---------
Outstanding December 31, 1996....................    1,696,564      2,340,294          3.69
     Granted.....................................     (394,217)       394,217         18.31
     Exercised...................................           --       (163,156)         1.33
     Cancelled...................................       51,552        (51,552)         8.55
                                                     ---------      ---------     ---------
Outstanding December 31, 1997....................    1,353,899      2,519,803     $    6.03
                                                     =========      =========     =========
Options exercisable:
December 31, 1995................................                   1,217,340     $    1.15
December 31, 1996................................                   1,445,746          1.71
December 31, 1997................................                   1,635,469          3.23

     The following tables summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                            OUTSTANDING OPTIONS
                            ----------------------------------------------------          OPTIONS EXERCISABLE
                                              WEIGHTED AVERAGE                      --------------------------------
                                                 REMAINING           WEIGHTED                            WEIGHTED
         RANGE OF             NUMBER OF       CONTRACTUAL LIFE       AVERAGE          NUMBER OF          AVERAGE
     EXERCISE PRICES            SHARES            IN YEARS        EXERCISE PRICE        SHARES        EXERCISE PRICE
     ---------------        --------------    ----------------    --------------    --------------    --------------
$ 0.50 - $ 0.50...........      841,220               5.00          $    0.50           841,220         $    0.50
$ 1.85 - $ 1.85...........      117,887               5.25               1.85           117,887              1.86
$ 4.57 - $ 4.91...........      692,228               7.48               4.77           489,737              4.71
$ 6.83 - $ 6.83...........        1,317               9.00               6.83             1,317              6.83
$ 8.57 - $ 8.57...........      474,251               9.00               8.57           117,808              8.57
$16.00 - $20.50...........      382,900               9.22              18.19            57,500             19.27
$20.75 - $20.75...........       10,000               9.04              20.75            10,000             20.75
                              ---------          ---------          ---------         ---------         ---------
          Total...........  2,519,803..               7.10          $    6.03         1,635,469         $    3.23
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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

17. EARNINGS PER SHARE

     The Company adopted SFAS No. 128 as of December 31, 1997. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation are as follows:

                                                       INCOME         SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
                 FOR THE YEAR 1995                               (IN THOUSANDS)
BASIC EARNINGS PER SHARE
Income available to common stockholders............    $ 7,378         10,388       $  0.71
                                                                                    =======
Common shares issuable upon exercise of stock
  options using treasury stock method..............         --            569
                                                       -------        -------
DILUTED EARNINGS PER SHARE
Income available to common stockholders plus
  assumed conversions..............................    $ 7,378         10,957       $  0.67
                                                       =======        =======       =======
FOR THE YEAR 1996
BASIC EARNINGS PER SHARE
Income available to common stockholders............    $18,692         12,903       $  1.45
                                                                                    =======
Common shares issuable upon exercise of stock
  options using treasury stock method..............         --            886
Common shares outstanding assumed conversion of
  preferred stock (1)..............................         --          1,090
                                                       -------        -------
DILUTED EARNINGS PER SHARE
Income available to common stockholders plus
  assumed conversion...............................    $18,692         14,879       $  1.26
                                                       =======        =======       =======
FOR THE YEAR 1997
BASIC EARNINGS PER SHARE
Income available to common stockholders............    $34,699         19,946       $  1.74
                                                                                    =======
Common shares issuable upon exercise of stock
  options using treasury stock method..............         --          1,070
                                                       -------        -------
DILUTED EARNINGS PER SHARE
Income available to common stockholders plus
  assumed conversions..............................    $34,699         21,016       $  1.65
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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION OF DOCUMENT
    -------         ------------------------------------------------------------
     3.1      --    Amended and Restated Certificate of Incorporation of Calpine
                    Corporation, a Delaware corporation.(l)
     3.2      --    Amended and Restated Bylaws of Calpine Corporation, a
                    Delaware corporation.(l)
     4.1      --    Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as
                    Trustee, including form of Notes.(a)
     4.2      --    Indenture dated as of May 16, 1996 between the Company and
                    Fleet National Bank, as Trustee, including form of Notes.(m)
    10.1      --    Financing Agreements
    10.1.1    --    Term and Working Capital Loan Agreement, dated as of June 1,
                    1990, between Calpine Geysers Company, L.P. (formerly Santa
                    Rosa Geothermal Company, L.P.) and Deutsche Bank AG, New
                    York Branch.(a)
    10.1.2    --    First Amendment to Term and Working Capital Loan Agreement,
                    dated as of June 29, 1990, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.) and
                    Deutsche Bank AG, New York Branch.(a)
    10.1.3    --    Second Amendment to Term and Working Capital Loan Agreement,
                    dated as of December 1, 1990, between Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.)
                    and Deutsche Bank AG, New York Branch.(a)
    10.1.4    --    Third Amendment to Term and Working Capital Loan Agreement,
                    dated as of June 26, 1992, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.),
                    Deutsche Bank AG, New York Branch, National Westminster Bank
                    PLC, Union Bank of Switzerland, New York Branch, and The
                    Prudential Insurance Company of America.(a)
    10.1.5    --    Fourth Amendment to Term and Working Capital Loan Agreement,
                    dated as of April 1, 1993, between Calpine Geysers Company,
                    L.P. (formerly Santa Rosa Geothermal Company, L.P.),
                    Deutsche Bank AG, New York Branch, National Westminster Bank
                    PLC, Union Bank of Switzerland, New York Branch, and The
                    Prudential Insurance Company of America.(a)
    10.1.6    --    Construction and Term Loan Agreement, dated as of January
                    30, 1992, between Sumas Cogeneration Company, L.P., The
                    Prudential Insurance Company of America and Credit Suisse,
                    New York Branch.(a)
    10.1.7    --    Amendment No. 1 to Construction and Term Loan Agreement,
                    dated as of May 24, 1993, between Sumas Cogeneration
                    Company, L.P., The Prudential Insurance Company of America
                    and Credit Suisse, New York Branch.(a)
    10.1.8    --    Credit Agreement Construction Loan and Term Loan Facility,
                    dated as of January 10, 1990, between Credit Suisse and
                    O.L.S. Energy-Agnews.(a)
    10.1.9    --    Amendment No. 1 to Credit Agreement Construction Loan and
                    Term Loan Facility, dated as of December 5, 1990, between
                    Credit Suisse and O.L.S. Energy-Agnews.(a)
    10.1.10   --    Participation Agreement, dated as of December 1, 1990,
                    between O.L.S. Energy-Agnews, Nynex Credit Company, Credit
                    Suisse, Meridian Trust Company of California and GATX
                    Capital Corporation.(a)
    10.1.11   --    Facility Lease Agreement, dated as of December 1, 1990,
                    between Meridian Trust Company of California and O.L.S.
                    Energy-Agnews.(a)
    10.1.12   --    Project Revenues Agreement, dated as of December 1, 1990,
                    between O.L.S. Energy-Agnews, Meridian Trust Company of
                    California and Credit Suisse.(a)
    10.1.13   --    Project Credit Agreement, dated as of June 30, 1995, between
                    Calpine Greenleaf Corporation, Greenleaf Unit One
                    Associates, Greenleaf Unit Two Associates, Inc. and The
                    Sumitomo Bank, Limited.(g)
    10.1.14   --    Lease dated as of April 24, 1996 between BAF Energy A
                    California Limited Partnership, Lessor, and Calpine King
                    City Cogen, LLC, Lessee.(j)

    EXHIBIT
    NUMBER                            DESCRIPTION OF DOCUMENT
    -------         ------------------------------------------------------------
    10.1.15   --    Credit Agreement, dated as of August 28, 1996, among Calpine
                    Gilroy Cogen, L.P. and Banque Nationale de Paris.(l)
    10.1.16   --    Credit Agreement, dated as of September 25, 1996, among
                    Calpine Corporation and The Bank of Nova Scotia.(m)
    10.1.17   --    Credit Agreement, dated December 20, 1996, among Pasadena
                    Cogeneration L.P. and ING (U.S.) Capital Corporation and The
                    Bank Parties Hereto.(n)
    10.2      --    Purchase Agreements
    10.2.1    --    Purchase Agreement, dated as of April 1, 1993, between
                    Sonoma Geothermal Partners, L.P., Healdsburg Energy Company,
                    L.P. and Freeport-McMoRan Resource Partners, Limited
                    Partnership.(a)
    10.2.2    --    Stock Purchase Agreement, dated as of June 27, 1994, between
                    Maxus International Energy Company, Natomas Energy Company,
                    Calpine Corporation and Calpine Thermal Power, Inc., and
                    amendment thereto dated July 28, 1994.(b)
    10.2.3    --    Share Purchase Agreement dated March 30, 1995 between
                    Calpine Corporation, Calpine Greenleaf Corporation, Radnor
                    Power Corp. and LFC Financial Corp.(e)
    10.2.4    --    Asset Purchase Agreement, dated as of August 28, 1996, among
                    Gilroy Energy Company, McCormick & Company, Incorporated and
                    Calpine Gilroy Cogen, L.P.(m)
    10.2.5    --    Noncompetition/Earnings Contingency Agreement, dated as of
                    August 28, 1996, among Gilroy Energy Company, McCormick &
                    Company, Incorporated and Calpine Gilroy Cogen, L.P.(m)
    10.3      --    Power Sales Agreements
    10.3.1    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the Bear Canyon Facility, dated November 30,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), Amendment dated October 17, 1985, Second Amendment
                    dated October 19, 1988, and related documents.(a)
    10.3.2    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the Bear Canyon Facility, dated November 29,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19,
                    1988, and related documents.(a)
    10.3.3    --    Long-Term Energy and Capacity Power Purchase Agreement
                    relating to the West Ford Flat Facility, dated November 13,
                    1984, between Pacific Gas & Electric and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.), and Amendments dated May 18, 1987, June 22, 1987,
                    July 3, 1987 and January 21, 1988, and related documents.(a)
    10.3.4    --    Agreement for Firm Power Purchase, dated as of February 24,
                    1989, between Puget Sound Power & Light Company and Sumas
                    Energy, Inc. and Amendment thereto dated September 30,
                    1991.(a)
    10.3.5    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated April 16, 1985, between O.L.S. Energy-Agnews and
                    Pacific Gas & Electric Company and amendment thereto dated
                    February 24, 1989.(a)
    10.3.6    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated November 15, 1984, between Geothermal Energy Partners,
                    Ltd. and Pacific Gas & Electric Company, and related
                    documents.(a)
    10.3.7    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated November 15, 1984, between Geothermal Energy Partners,
                    Ltd. and Pacific Gas & Electric Company (see Exhibit 10.3.6
                    for related documents).(a)
    10.3.8    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 12, 1984, between Greenleaf Unit One
                    Associates, Inc. and Pacific Gas and Electric Company.(f)

    EXHIBIT
    NUMBER                            DESCRIPTION OF DOCUMENT
    -------         ------------------------------------------------------------
    10.3.9    --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 12, 1984, between Greenleaf Unit Two
                    Associates, Inc. and Pacific Gas and Electric Company.(f)
    10.3.10   --    Long-Term Energy and Capacity Power Purchase Agreement,
                    dated December 5, 1985, between Calpine Gilroy Cogen, L.P.
                    and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August
                    18, 1988 and June 9, 1991.(l)
    10.3.11   --    Amended and Restated Energy Sales Agreement, dated December
                    16, 1996, between Phillips Petroleum Company and Pasadena
                    Cogeneration, L.P.(n)
    10.4      --    Steam Sales Agreements
    10.4.1    --    Geothermal Steam Sales Agreement, dated July 19, 1979,
                    between Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.), and Sacramento Municipal Utility
                    District, and related documents.(a)
    10.4.2    --    Agreement for the Sale and Purchase of Geothermal Steam,
                    dated March 23, 1973, between Calpine Geysers Company, L.P.
                    (formerly Santa Rosa Geothermal Company, L.P.) and Pacific
                    Gas & Electric Company, and related letter dated May 18,
                    1987.(a)
    10.4.3    --    Thermal Energy and Kiln Lease Agreement, dated as of January
                    16, 1992, between Sumas Cogeneration Company, L.P. and
                    Socco, Inc., and Amendment thereto dated May 24, 1993.(a)
    10.4.4    --    Amended and Restated Energy Service Agreement, dated as of
                    December 1, 1990, between the State of California and O.L.S.
                    Energy-Agnews.(a)
    10.4.5    --    Agreement for the Sale of Geothermal Steam, dated as of July
                    28, 1992, between Thermal Power Company and Pacific Gas &
                    Electric Company.(c)
    10.4.6    --    Amendment to the Agreement for the Sale of Geothermal Steam,
                    dated as of August 9, 1995, between Union Oil Company of
                    California, NEC Acquisition Company, Thermal Power Company,
                    and Pacific Gas and Electric Company.(h)
    10.5      --    Service Agreements
    10.5.1    --    Operation and Maintenance Agreement, dated as of April 5,
                    1990, between Calpine Operating Plant Services, Inc.
                    (formerly Calpine-Geysers Plant Services, Inc.) and Calpine
                    Geysers Company, L.P. (formerly Santa Rosa Geothermal
                    Company, L.P.).(a)
    10.5.2    --    Amended and Restated Operating and Maintenance Agreement,
                    dated as of January 24, 1992, between Calpine Operating
                    Plant Services, Inc. and Sumas Cogeneration Company, L.P.(a)
    10.5.3    --    Amended and Restated Operation and Maintenance Agreement,
                    dated as of December 31, 1990, between O.L.S. Energy-Agnews and Calpine Operating Plant Services, Inc. (formerly Calpine
                    Cogen-Agnews, Inc.).(a)
    10.5.4    --    Operating and Maintenance Agreement, dated as of January 1,
                    1995, between Calpine Corporation and Geothermal Energy
                    Partners, Ltd.(h)
    10.5.5    --    Amended and Restated Operating Agreement for the Geysers,
                    dated as of December 31, 1993, by and between Magma-Thermal
                    Power Project, a joint venture composed of NEC Acquisition
                    Company and Thermal Power Company, and Union Oil Company of
                    California.(c)
    10.6      --    Gas Supply Agreements
    10.6.1    --    Gas Sale and Purchase Agreement, dated as of December 23,
                    1991, between ENCO Gas, Ltd. and Sumas Cogeneration Company,
                    L.P.(a)
    10.6.2    --    Gas Management Agreement, dated as of December 23, 1991,
                    between Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd.
                    and Sumas Cogeneration Company, L.P.(a)
    10.6.4    --    Natural Gas Sales Agreement, dated as of November 1, 1993, between O.L.S. Energy-Agnews, Inc. and Amoco Energy Trading
                    Corporation.(a)

    EXHIBIT
    NUMBER                            DESCRIPTION OF DOCUMENT
    -------         ------------------------------------------------------------
    10.6.5    --    Natural Gas Service Agreement, dated November 1, 1993,
                    between Pacific Gas & Electric Company and O.L.S.
                    Energy-Agnews, Inc.(a)
    10.7      --    Agreements Regarding Real Property
    10.7.1    --    Office Lease, dated March 15, 1991, between 50 West San
                    Fernando Associates, L.P. and Calpine Corporation.(a)
    10.7.2    --    First Amendment to Office Lease, dated April 30, 1992,
                    between 50 West San Fernando Associates, L.P. and Calpine
                    Corporation.(a)
    10.7.3    --    Geothermal Resources Lease CA 1862, dated July 25, 1974,
                    between the United States Bureau of Land Management and
                    Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.).(a)
    10.7.4    --    Geothermal Resources Lease PRC 5206.2, dated December 14,
                    1976, between the State of California and Calpine Geysers
                    Company, L.P. (formerly Santa Rosa Geothermal Company,
                    L.P.).(a)
    10.7.5    --    First Amendment to Geothermal Resources Lease PRC 5206.2,
                    dated April 20,1994, between the State of California and
                    Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.).(a)
    10.7.6    --    Industrial Park Lease Agreement, dated December 18, 1990,
                    between Port of Bellingham and Sumas Energy, Inc.(a)
    10.7.7    --    First Amendment to Industrial Park Lease Agreement, dated as of July 16, 1991, between Port of Bellingham, Sumas Energy,
                    Inc., and Sumas Cogeneration Company, L.P.(a)
    10.7.8    --    Second Amendment to Industrial Park Lease Agreement, dated as of December 17, 1991, between Port of Bellingham and
                    Sumas Cogeneration Company, L.P.(a)
    10.7.9    --    Amended and Restated Cogeneration Lease, dated as of
                    December 1, 1990, between the State of California and O.L.S.
                    Energy-Agnews.(a)
    10.8      --    General
    10.8.1    --    Limited Partnership Agreement of Sumas Cogeneration Company,
                    L.P., dated as of August 28, 1991, between Sumas Energy,
                    Inc. and Whatcom Cogeneration Partners, L.P.(a)
    10.8.2    --    First Amendment to Limited Partnership Agreement of Sumas
                    Cogeneration Company, L.P., dated as of January 30, 1992,
                    between Whatcom Cogeneration Partners, L.P. and Sumas
                    Energy, Inc.(a)
    10.8.3    --    Second Amendment to Limited Partnership Agreement of Sumas
                    Cogeneration Company, L.P., dated as of May 24, 1993,
                    between Whatcom Cogeneration Partners, L.P. and Sumas
                    Energy, Inc.(a)
    10.8.4    --    Second Amended and Restated Shareholders' Agreement, dated as of October 22, 1993, among GATX Capital Corporation,
                    Calpine Agnews, Inc., JGS-Agnews, Inc., and
                    GATX/Calpine-Agnews, Inc.(a)
    10.8.5    --    Amended and Restated Reimbursement Agreement, dated October
                    22, 1993, between GATX Capital Corporation, Calpine Agnews,
                    Inc., JGS-Agnews, Inc., GATX/Calpine Agnews, Inc., and
                    O.L.S. Energy-Agnews, Inc.(a)
    10.8.6    --    Amended and Restated Limited Partnership Agreement of
                    Geothermal Energy Partners Ltd., L.P., dated as of May 19,
                    1989, between Western Geothermal Company, L.P., Sonoma
                    Geothermal Company, L.P., and Cloverdale Geothermal
                    Partners, L.P.(a)
    10.8.7    --    Assignment and Security Agreement, dated as of January 10,
                    1990, between O.L.S.Energy-Agnews and Credit Suisse.(a)
    10.8.8    --    Pledge Agreement, dated as of January 10, 1990, between
                    GATX/Calpine-Agnews, Inc., and Credit Suisse.(a)
    10.8.9    --    Equity Support Agreement, dated as of January 10, 1990,
                    between Calpine Corporation and Credit Suisse.(a)

    EXHIBIT
    NUMBER                            DESCRIPTION OF DOCUMENT
    -------         ------------------------------------------------------------
    10.8.10   --    Assignment and Security Agreement, dated as of December 1,
                    1990, between O.L.S. Energy-Agnews and Meridian Trust
                    Company of California.(a)
    10.8.11   --    First Amended and Restated Limited Partner Pledge and
                    Security Agreement, dated as of April 1, 1993, between
                    Sonoma Geothermal Partners, L.P., Healdsburg Energy Company,
                    L.P., Calpine Geysers Company, L.P. (formerly Santa Rosa
                    Geothermal Company, L.P.), Freeport-McMoRan Resource
                    Partners, L.P., and Meridian Trust Company of California.(a)
    10.8.12   --    Management Services Agreement, dated January 1, 1995,
                    between Calpine Corporation and Electrowatt Ltd.(k)
    10.8.13   --    Guarantee Fee Agreement, dated January 1, 1995, between
                    Calpine Corporation and Electrowatt Ltd.(g)
    10.9.1    --    Calpine Corporation Stock Option Program and forms of
                    agreements thereunder.(a)
    10.9.2    --    Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(l)
    10.9.3    --    Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(l)
    10.10.1   --    Amended and Restated Employment Agreement between Calpine
                    Corporation and Mr. Peter Cartwright.(l)
    10.10.2   --    Senior Vice President Employment Agreement between Calpine
                    Corporation and Ms. Ann B. Curtis.(l)
    10.10.3   --    Senior Vice President Employment Agreement between Calpine
                    Corporation and Mr. Lynn A. Kerby.(l)
    10.10.4   --    Vice President Employment Agreement between Calpine
                    Corporation and Mr. Ron A.Walter.(l)
    10.10.5   --    Vice President Employment Agreement between Calpine
                    Corporation and Mr. Robert D.Kelly.(l)
    10.10.6   --    First Amended and Restated Consulting Contract between
                    Calpine Corporation and Mr. George J. Stathakis.(l)
    10.11     --    Form of Indemnification Agreement for directors and
                    officers. (l)
    10.11.1   --    Amendment to the Steam and Electricity Service Agreement
                    between Cogenron Inc. and Union Carbide Corporation dated
                    June 12, 1985.*
    10.11.2   --    Ground Lease Agreement, between Union Carbide Corporation
                    and Northern Cogneration One Company dated January 1, 1986 in Texas City, Texas.*
    10.11.3   --    Stock Purchase Agreement Among Gas Energy Inc., Gas Energy
                    Cogeneration Inc. Calpine Eastern Corporation and Calpine
                    Corporation dated August 22, 1997.*
    10.11.4   --    First Amendment to the Stock Purchase Agreement Among Gas
                    Energy, Inc., Gas Cogernation Inc., The Brooklyn Union Gas
                    Company and Calpine Eastern Corporation and Calpine
                    Corporation dated August 22, 1997; as amended on December
                    19, 1997.*
    10.11.5   --    Amended and Restated Congenerated Electricity Sale and
                    Purchase Agreement by and between Cogenron Inc., and Texas
                    Utilities Electric Company dated June 12, 1985; as
                    previously amended, and as amended and restated on December
                    29, 1997.*
    10.11.6   --    Agreement for the Purchase of Electrical Power and Energy
                    between Capital Congernation Company, Ltd. and Texas-New
                    Mexico Power Company Power Agreement.*
    21.1      --    Subsidiaries of the Company.(m)
    27.0      --    Financial Data Schedule.*

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