Form 10-Q
period 1998-03-31
CALPINE CORP
filed 1998-05-15
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998


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

         $0.001 par value Common Stock         20,105,390 shares outstanding on
                                               May 12, 1998

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997..................................3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1998 and 1997............................4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997............................5

         Notes to Condensed Consolidated Financial Statements..................6

         ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................13

PART II..OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................20

         ITEM 2.  Change in Securities........................................20

         ITEM 3.  Defaults Upon Senior Securities.............................20

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........20

         ITEM 5.  Other Information...........................................20

         ITEM 6.  Exhibits and Reports on Form 8-K............................21


Signatures....................................................................25

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                 (in thousands)

                                                         March 31,  December 31,
                                                            1998         1997
                                                         ----------   ----------
                                                         (unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents .........................   $   96,960   $   48,513
    Accounts receivable from related parties .........        3,605        7,672
    Accounts receivable from others ..................       69,866       35,133
    Collateral securities, current portion ...........        3,387        6,036
    Loans receivable from related parties, current
      portion ........................................         --         30,507
    Prepaid operating lease ..........................       13,652       13,652
    Inventories ......................................        9,114        6,015
    Other current assets .............................       19,920       19,050
                                                         ----------   ----------
       Total current assets ..........................      216,504      166,578
Property, plant and equipment, net ...................    1,140,783      719,721
Investments in power projects ........................      156,194      239,160
Project development costs ............................        7,490        4,614
Collateral securities, net of current portion ........       86,155       87,134
Loans receivable from related parties, net of current
  portion.............................................         --        101,304
Notes receivable from related parties ................       13,575       16,053
Restricted cash ......................................       15,659       15,584
Deferred financing costs .............................       24,021       20,493
Other assets .........................................       17,716       10,315
                                                         ----------   ----------
        Total assets .................................   $1,678,097   $1,380,956
                                                         ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of non-recourse project financing .   $    9,670   $  112,966
   Accounts payable ..................................       38,415       30,441
   Accrued payroll and related expenses ..............        3,151        4,950
   Accrued interest payable ..........................       14,286       18,025
   Deferred lease incentive ..........................        3,569        3,569
   Other current liabilities .........................       30,672        8,635
                                                         ----------   ----------
       Total current liabilities .....................       99,763      178,586
Non-recourse project financing, net of current portion      227,081      182,893
Senior Notes .........................................      859,629      560,041
Deferred income taxes, net ...........................      163,024      142,050
Deferred lease incentive .............................       70,491       71,383
Other liabilities ....................................       20,621        6,047
                                                         ----------   ----------
        Total liabilities ............................    1,440,609    1,141,000
                                                         ----------   ----------
Stockholders' equity:
   Common stock ......................................           20           20
   Additional paid-in capital ........................      168,132      167,542
   Retained earnings .................................       69,336       72,394
                                                         ----------   ----------
       Total stockholders' equity ....................      237,488      239,956
                                                         ----------   ----------
       Total liabilities and stockholders' equity ....   $1,678,097   $1,380,956
                                                         ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31, 1998 and 1997 (in
                      thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Revenue:
   Electricity and steam sales .........................   $ 43,390    $ 33,687
   Service contract revenue ............................      5,481       1,814
   Income from unconsolidated investments in power
     projects ..........................................      3,754       2,033
    Interest income on loans to power projects .........      2,520       1,697
                                                           --------    --------
       Total revenue ...................................     55,145      39,231
                                                           --------    --------
Cost of revenue:
   Plant operating expenses, depreciation,
    operating lease expense and production royalties ...     34,473      29,205
   Service contract expenses ...........................      4,896       1,384
                                                           --------    --------
       Total cost of revenue ...........................     39,369      30,589
                                                           --------    --------
Gross profit ...........................................     15,776       8,642

Project development expenses ...........................      1,681       2,161
General and administrative expenses ....................      5,236       4,211
                                                           --------    --------
       Income from operations ..........................      8,859       2,270

Interest expense .......................................     18,523      12,977
Interest income ........................................     (2,363)     (3,401)
Other (income) expense .................................       (401)       (200)
                                                           --------    --------
       Loss before provision for income taxes ..........     (6,900)     (7,106)

Provision for income taxes .............................     (3,843)     (3,066)
                                                           --------    --------
       Net loss ........................................   $ (3,057)   $ (4,040)
                                                           ========    ========


Basic earnings per common share:
  Weighted average shares of common stock ..............     20,087      19,852
  Basic earnings per share .............................   $  (0.15)   $  (0.20)


Diluted earnings per share:
  Weighted average shares of common stock ..............     20,087      19,852
  Diluted earnings per share ...........................   $  (0.15)   $  (0.20)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPlNE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                   Three Months Ended March 31, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------
Net cash provided by operating activities .............   $   3,545    $   9,194
                                                          ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment ........     (12,873)     (27,887)
  Acquisitions ........................................    (157,108)      (7,462)
  Decrease in notes receivable ........................      13,814         --
  Maturities of collateral securities .................       4,480        5,350
  Project development costs ...........................      (2,912)      (1,277)
  Decrease(increase) in restricted cash ...............         (76)      12,302
  Other ...............................................         419          (34)
                                                          ---------    ---------
        Net cash used in investing activities .........    (154,256)     (19,008)
                                                          ---------    ---------
Cash flows from financing activities:
  Borrowings of non-recourse project financing ........      44,450        1,650
  Repayments of non-recourse project financing ........    (140,935)        (139)
  Proceeds from Senior Notes ..........................     300,000         --
  Proceeds from issuance of common stock ..............         421          419
  Financing costs .....................................      (4,778)          (3)
                                                          ---------    ---------
         Net cash provided by financing activities ....     199,158        1,927
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents...      48,447       (7,887)

Cash and cash equivalents, beginning of period ........      48,513      100,010
                                                          ---------    ---------
Cash and cash equivalents, end of period ..............   $  96,960    $  92,123
                                                          =========    =========

Cash paid during the period for:
  Interest ............................................   $  23,034    $   9,079
  Income taxes ........................................   $    --      $     435


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIAIRIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


1.       Organization and Operation of the Company

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has interests in and operates natural gas-fired power plants, geothermal power plants and geothermal steam fields.

2.       Summary of Significant Accounting Policies

Basis of Interim Presentation -- The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results for interim periods are not necessarily indicative of the results for the entire year.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the three months ended March 31, 1998 and 1997, the Company capitalized $2.0 million and $563,000 of interest in connection with the construction of power plants.

Derivative financial instruments - The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations in connection with certain debt commitments. The instruments' cash flows mirror those of the underlying exposure. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the existing swap.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   condensed
financial statements have been reclassified where necessary to conform to the 1998 presentation.

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


3.        Accounts Receivable

At March 31, 1998, accounts receivable totaled $73.5 million, which included $3.6 million receivable from related parties. Accounts receivable from related parties at March 31, 1998 and December 31, 1997 include the following (in thousands):
                                                          March 31, December 31,
                                                              1998         1997
                                                             ------      ------

Nisseqougue Cogen Partners ...........................       $2,982       $4,140
TBG Cogen Partners ...................................           34        1,490
Texas Cogeneration Company ...........................         --            903
Sumas Cogeneration Company, L.P ......................          107          527
Geothermal Energy Partners, Ltd. .....................          130          275
O.L.S. Energy-Agnews, Inc. ...........................          247          269
KIAC Partners ........................................          105           68
                                                             ------       ------
  Accounts receivable from related parties ...........       $3,605       $7,672
                                                             ======       ======

4.        Results of Unconsolidated Investments in Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):
                                                           Three Months Ended
                                                        ------------------------
                                                          March 31,    March 31,
                                                              1998         1997
                                                        -----------  -----------
Condensed Statement of Operations
  Revenue.............................................  $   190,815  $    18,009
  Net income..........................................  $    13,236  $     5,724

Company's share of net income.........................  $     3,754  $     2,033


                                                            As Of         As Of
                                                         March 31,  December 31,
                                                             1998          1997
                                                        -----------  -----------
Condensed Balance Sheet
  Assets..............................................  $ 1,252,719  $ 1,693,454
  Liabilities.........................................  $   994,886  $ 1,276,922


Company's investment in subsidiaries..................  $   151,422  $   237,241
Project development costs.............................          732        1,919
                                                        -----------  -----------
  Total investments....................... ...........   $  152,154  $   239,160
                                                        ===========  ===========

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998

                                                          Investments in         Service
                                                          Power Projects      Contract Revenue
                                                         -------------------  -----------------
                                                           For the three months ended March 31,
                                          Ownership      --------------------------------------
                                          Percentage        1998       1997      1998       1997
                                         --------------   --------   --------  --------   ------
   Sumas Cogeneration Company, L.P              (1)       $   979   $ 2,066  $   373    $   518
   O.L.S. Energy-Agnews, Inc                    20            (88)     (124)     437        459
   Geothermal Energy Partners, Ltd               5            111        91      802        780
   Auburndale Power Partners, L.P.              50           (163)        -        -          -
   Gordonsville Energy, L.P                     50          1,367         -        -          -
   KIAC Partners                                50         (2,192)        -        -          -
   Nissequogue Cogen Partners                   50           (119)        -        -          -
   Lockport Energy Associates,L.P               11            938         -        -          -
   Texas Cogeneration Company                  (2)          2,922         -    1,613          -


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

        (2) On March 31, 1998, the Company acquired the remaining 50% interest in Texas Cogeneration Company.

5.        Repayment of Non-Recourse Financing

On March 31, 1998, the Company repaid $89.6 million to The Bank of Nova Scotia which represented the outstanding balance on the original $125.0 million of non-recourse project financing utilized to fund a portion of the purchase of the original 50% interest in Texas Cogeneration Company, and the purchase of $155.6 million of notes receivable from the related projects. The Company refinanced the non-recourse debt with a portion of the net proceeds from the $300.0 million offering of 7-7/8% Senior Notes Due 2008 (see Note 9).

6.        Texas City and Clear Lake Transaction

On March 31, 1998, the Company acquired the remaining 50% interest in the Texas City Power Plant and the Clear Lake Power Plant for a purchase price of $52.8 million in cash, subject to final adjustments. The Company has certain contingent purchase payments that could approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. The Company acquired the remaining interests in these plants by purchasing the capital stock of Texas Cogeneration Company ("TCC") from Dominion Cogen, Inc. ("DCI"). As part of this transaction, the Company now owns a 7.5% interest in a 165 megawatt natural gas-

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


fired power plant located in Bayonne, NJ. A wholly owned subsidiary of Calpine now purchases a portion of its natural gas for the Texas power plants from Enron Capital & Trade Resources Corp. In a related transaction, the Company paid approximately $105.3 million to restructure certain gas contracts with Enron Capital & Trade Resources Corp

The purchase of the capital stock from DCI and the restructuring of certain gas contracts were funded with a portion of the net proceeds from the issuance of the 7-7/8% Senior Notes Due 2008.

The acquisition is being accounted for as a purchase. The effective date of the transaction was March 31, 1998.

On June 23, 1997, the Company had acquired an initial 50% interest in the Texas City and Clear Lake Power Plants through the acquisition of 50% of the capital stock of Enron/Dominion Cogen Corp. ("EDCC") from a subsidiary of Enron Corp. EDCC was subsequently renamed TCC. In addition to the purchase of the capital stock of TCC in June 1997, the Company purchased from the project lenders $155.6 million of outstanding debt on the Texas City and Clear Lake Power Plants (approximately $53.0 and $102.6 million, respectively).

The following represents unaudited pro forma results of operations for the year ended December 31, 1997 assuming the acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                                                       1997
                                                    ---------
               Revenue                              $ 603,760
               Net income                           $  61,464
               Basic earnings per share             $    3.08
               Diluted earnings per share           $    2.92

7.        Bethpage Transaction

On February 9, 1998,  the Company  acquired  the  remaining  55% interest in TBG
Cogen Partners Joint Venture ("TBG Cogen"). The partnership owns the Bethpage Power Plant, a 57 megawatt gas-fired cogeneration facility located on Long
Island. The total purchase price of $5.0 million consisted of: (i) a $4.6 million cash payment, and (ii) a $375,000 option applied toward the purchase, subject to final adjustments. The Company was also assigned all of General Electric's interest as operator of the Bethpage Power Plant.

Upon the acquisition of the remaining 55% interest, the Company assumed the outstanding debt of TBG Cogen. On March 31, 1998, the Company made a payment to Toronto Dominion, Inc. of approximately $38.2 million to pay off the existing project debt, accrued interest, and a related interest rate swap with a portion of the net proceeds from the 7-7/8% Senior Notes Due 2008. The acquisition is being accounted for as a purchase.

8.        Financial Instruments

On March 31, 1998, the Company completed its Rule 144A offering of $300.0 million 7-7/8% Senior Notes Due 2008 ("Senior Notes Due 2008"). After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


sale of the Senior Notes Due 2008 were approximately $293.5 million. Proceeds from the Senior Notes Due 2008 were used as follows: (i) $52.8 million to pay for the purchase of the remaining 50% interest in TCC (see Note 7), (ii) $105.3 million to pay for the restructuring of certain gas contracts associated with the TCC acquisition, (iii) $89.6 million to repay the outstanding principal on the non-recourse debt provided by The Bank of Nova Scotia, and (iv) $38.2 million to repay outstanding debt on the Bethpage Power Plant. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten year life of the Senior Notes Due 2008 using the effective interest rate method.

In anticipation of the Senior Notes Due 2008 offering, the Company entered into a forward treasury bond during February 1998. The Company closed its position prior to the pricing date of the debt resulting in a gain of $2.3 million, which was applied against transaction costs associated with the financing.

9.       Revolving Credit Facility and Line of Credit

At March 31, 1998, the Company had a $50.0 million credit facility available with a consortium of commercial lending institutions which include The Bank of Nova Scotia, International Nederlanden U.S. Capital Corporation, Sumitomo Bank of California and Canadian Imperial Bank of Commerce. At March 31, 1998, the Company had no borrowings and $15.4 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly. The credit facility expires in September 1999.

On May 15, 1998, the Company replaced the $50.0 million credit facility with a $100.0 million credit facility which has a three year term.

10.       Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share. As the Company incurred a loss during the three months ended March 31, 1998, both basic and diluted earnings per share are the same.

                                                          Net Loss                Shares
                                                         (Numerator)           (Denominator)          Per Share
                                                       (in thousands)         (in thousands)            Amount
                                                     --------------------   --------------------   -----------------
For the three months ended  March 31, 1997
Basic and diluted earnings per share
Income available to common stockholders                   $ (4,040)               19,852               $ (0.20)

For the three months ended  March 31, 1997
Basic and diluted earnings per share
Income available to common stockholders                   $ (3,057)               20,087               $ (0.15)

Unexercised employee stock options to purchase 2.1 million and 2.4 million shares of the Company's common stock during the three months ended March 31, 1998 and

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


1997, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

11.       Contingencies

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

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement. As of December 31, 1997, TNP has withheld approximately $5.4 million related to transmission charges and has continued to withhold approximately $450,000 per month thereafter. CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") on October 2, 1997 requesting that the Texas PUC declare that TNP's withholding is in error. This matter is pending before the Texas PUC. In addition, as of March 31, 1998, TNP has withheld approximately $5.2 million of standby power charges and has continued to withhold approximately $270,000 per month thereafter. CLC has filed a lawsuit in Texas against TNP claiming that TNP is in breach of certain provisions of the power sales agreement, including the provisions involved in the disputes described above, and is seeking in excess of $15.0 million in damages. A trial has been rescheduled to commence from the previously reported date of June 1998 to October of 1998. The Company is unable to predict the outcome of either of these proceedings.

An action was filed against Lockport Energy Associates, L.P. ("LEA") on August 7, 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct the Federal Energy Regulatory Commission (the "FERC") and the New York Public Service Commission ("NYPSC"), to modify contract rates to be paid to the Lockport Power Plant. On October 14, 1997, NYPSC, a named defendant in the NYSEG action, filed a cross-claim alleging that the FERC violated PURPA and the Federal Power Act by failing to reform the NYSEG contract which was previously approved by the NYPSC. LEA continues to vigorously defend this action, although it is unable to predict the outcome of this case. Calpine retains the right to require The Brooklyn Union Gas Company ("BUG") to purchase Calpine's interest in the Lockport Power Plant for $18.9 million, less equity distributions received by Calpine, at any time before December 19, 2001. In the event the NYSEG's action is successful, Calpine may choose to exercise its right to require BUG to

                      CALPINE CORPORATION AND SUBSIDIAIRIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1998


purchase its interest in the Lockport Power Plant.

On February 17, 1998, the Company filed an action in the Superior Court of California, Sonoma County, seeking injunctive and declaratory relief to prevent Pacific Gas & Electric Company ("PG&E") from unilaterally assigning the Company's steam sales contract to the prospective winning bidder in PG&E's recently announced auction of its power plants in The Geysers. On January 14, 1998, PG&E filed an application with the CPUC pursuant to Public Utilities Code
Section 851 ("851 Filing"), in which it seeks authorization to sell five electric generating plants and related assets. Included in this proposed sale are The Geysers Geothermal Power Plants (including Units 13 and 16) and certain of PG&E's fossil fueled steam-electric generating plants. In PG&E's 851 Filing, PG&E announced its intention to assign its rights and to delegate its duties under the Company's steam contract to the successful third party purchaser of the Unit 13 and Unit 16 Power Plants. The Company had been informed by PG&E that it will attempt to make such assignment and delegation without first seeking and obtaining the approval and consent of the Company. In April 1998, PG&E and the Company entered into an agreement to resolve their differences relating to the assignability of the steam sales contract. Under the terms of the agreement, Calpine has dismissed the Sonoma County Superior Court lawsuit and PG&E has withdrawn its motion to modify the Assigned Commissioners Ruling in the CPUC 851 divestiture proceeding as it relates to Calpine. As part of the agreement, PG&E and Calpine have agreed to amend the steam sales agreement to modify the steam pricing formula and to grant Calpine a right of first refusal to purchase the Units 13 and 16 power plants for the same price and terms as PG&E is willing to sell to a third party buyer in the 851 auction.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

12.       Subsequent Event

On April 9, 1998 the Company terminated an existing interest rate swap related to the debt for the Clear Lake Power Plant. Approximately $3.7 million was paid by the Company to the Bank of Nova Scotia in terminating the existing swap.

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

OVERVIEW
--------

Calpine Corporation ("Calpine") a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam principally in the United States. At March 31, 1998, the Company had interests in 24 power plants and steam fields in six states and Mexico, having an aggregate capacity of 2,778 megawatts.

Reflecting the seasonality of several of its long-term power sales agreements, the Company reported a net loss of $3.1 million, or ($0.15) per basic common share, for the three months ended March 31, 1998. This compared to a net loss of $4.0 million, or ($.20) per basic common share, for the same period in 1997.

On February 5, 1998, the Company acquired the remaining 55% interest in, and assumed operations and maintenance of, the Bethpage Power Plant. The Company purchased the remaining interests for approximately $5.0 million. Additionally, on March 31, 1998 the Company repaid all outstanding project debt of $38.2 million.

On February 18, 1998, the Company announced that it had entered into exclusive negotiations to acquire a 70 megawatt gas-fired cogeneration power plant and natural gas pipeline system from The Dow Chemical Company located in Pittsburg, California. There can be no assurance that the Company will successfully complete this acquisition.

On March 31, 1998, the Company completed the acquisition of the remaining 50% interest in the Texas Cogeneration Company ("TCC"), which is the owner of the Texas City and Clear Lake Power Plants. The Company paid $52.8 million in cash and must make certain contingent purchase payments that could approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. As part of this acquisition, the Company now is the owner of a 7.5% interest in the

Bayonne Power Plant, a 165 megawatt natural gas-fired cogeneration power plant located in Bayonne, New Jersey. In addition, the Company paid $105.3 million to restructure certain gas contracts related to this transaction.

Included in the results of operations for the three months ended March 31, 1998 are the King City and Gilroy Power Plants which each have a generating capacity of 120 megawatts. In accordance with their power sales agreements, the King City and Gilroy Power Plants did not generate electricity during this period. As scheduled, both power plants resumed operation on May 1, 1998 and 1997.

SELECTED OPERATING INFORMATION
------------------------------

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in the Company's Condensed Consolidated Statements of Operations. Information set forth under the power plants consists of the results for the West Ford Flat, Bear Canyon, Greenleaf 1 & 2, Watsonville, King City and Gilroy Power Plants. Also included is the Bethpage Power Plant which the Company acquired February 5, 1998. Information set forth under steam fields consists of the results for the PG&E Units 13 & 16, the SMUDGEO #1 Steam Fields and the Calpine Thermal Steam Fields, (dollar amounts in thousands, except per kilowatt hour amounts).

                                       Three Months Ended
                                            March 31,
                               ------------------------------------
Power Plants:                         1998               1997
                               ------------------ -----------------
  Electricity revenue:
   Energy                           $     23,314      $     18,977
   Capacity                         $      9,462      $      5,181
  Megawatt hours produced                334,052           268,610
  Average energy price per
   kilowatt hour                    $     0.0698      $     0.0706
Steam Fields:
  Steam revenue                     $     10,614      $      9,529
  Megawatt hours produced                641,833           606,838
  Average price per kilowatt
  hour                              $     0.0165      $     0.0157

Megawatt hours produced at the power plants increased 24% for the three months ended March 31, 1998 as compared with the same period in 1997, primarily due to 72,000 megawatt hours of production at the Bethpage Power Plant.

OTHER FINANCIAL DATA RATIOS
---------------------------

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):
                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1998         1997
                                                           -------       -------
Depreciation and amortization ......................       $12,582       $11,333
Interest expense per indenture .....................       $19,724       $14,168
EBITDA .............................................       $25,681       $19,479
EBITDA to interest expense per indenture ...........         1.30x         1.37x

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

REVENUE -- Total revenue increased 41% to $55.1 million for the three months ended March 31, 1998 compared to $39.2 million in 1997.

         Electricity and steam sales revenue increased 29% to $43.4 million in 1998 compared to $33.7 million in 1997. The Bethpage Power Plant provided $4.9 million of revenue since February 5, 1998 when the Company acquired 100% ownership. The increase in electricity and steam sales was partially due to $2.9 million of increased capacity revenue from the Gilroy and King City Power Plants, and a $1.9 million increase from geothermal operations.

         Service contract revenue increased to $5.5 million in 1998 compared to $1.8 million in 1997. The 206% increase was primarily attributable to a $1.9 million increase from fuel management fees, as well as an increase of $1.6 million in operations and maintenance revenue from the Texas City and Clear Lake Power Plants, which the Company acquired a 50% interest in June 1997.

Income from unconsolidated investments in power projects increased 90% to $3.8 million in 1998 compared to $2.0 million during 1997. The increase is primarily attributable to $2.9 million of equity income from the Company's investment in the Texas City and Clear Lake Power Plants which were acquired in June 1997, and $1.4 million of equity income from the Company's investment in the Gordonsville Power Plant. The above increases were offset by a $1.1 million decrease in equity income from the Sumas power project and a $1.4 million loss due to seasonality at the Kennedy International Airport, Lockport and Stony Brook Power Plants.

         Interest income on loans to power projects increased 47% to $2.5 million in 1998 compared to $1.7 million in 1997. The increase is primarily related to loans made by the Company to the Texas City and Clear Lake Power Plants.

COST OF REVENUE -- Cost of revenue increased 29% to $39.4 million in 1998 compared to $30.6 million in 1997. The increase of $8.8 million was primarily attributable to a $2.8 million increase in plant operating expenses at the Company's geothermal operations due to increased production, and due to operations at the Bethpage Power Plant since the Company's acquisition of the remaining interest in the facility on February 5, 1998. Additionally, there was a $3.5 million increase in service contract expenses, of which $1.3 million is related to the Texas City and Clear Lake Power Plants' operating and maintenance contracts, $1.3 million with the fuel management contracts and $764,300 increase due to the Calpine Gas Company.

PROJECT DEVELOPMENT EXPENSES -- Project development expenses decreased 23% to $1.7 million in 1998 compared to $2.2 million in 1997, due primarily to charges incurred in the first three months of 1997 related to project development activities.

GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased 24% to $5.2 million for the three months in 1998 compared to $4.2 million in 1997. The increase was attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in the Company's operations.

INTEREST EXPENSE -- Interest expense increased 42% to $18.5 million for the three months in 1998 from $13.0 million for the same period in 1997. The increase was attributable to (i) $6.0 million related to the 8-3/4% Senior Notes Due 2007 issued in July and September 1997 and (ii) $2.1 million of interest expense on debt related to the acquisition of the Texas City and Clear Lake Power Plants. These increases were partially offset by $2.0 million of interest capitalized on equity investments for the development and construction of power plants.

INTEREST INCOME -- Interest income decreased 29% to $2.4 million for the three months in 1998 from $3.4 million for the same period in 1997. The decrease is the result of lower cash and cash equivalent balances.

OTHER INCOME, NET -- Other income, net, increased to $401,000 for the three months in 1998 compared to $200,000 for the same period in 1997. The increase was attributable to higher royalty income.

PROVISION FOR INCOME TAXES -- The effective income tax rate was approximately 56% for the three months ended March 31, 1998. The reductions from the statutory tax rate were primarily due to depletion in excess of tax basis benefits at the Company's geothermal facilities and a decrease in the California taxes paid due to the Company's expansion into states other than California.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The following table summarizes the Company's cash flow activities for the periods indicated (dollars in thousands):

                                                        March 31,
                                          -------------------------------------
                                               1998                 1997
                                          ----------------     ----------------
Cash flows from:
  Operating activities                    $        3,545        $    9,195
  Investing activities                          (154,256)          (19,008)
  Financing activities                           199,158             1,927
                                          ----------------     ----------------
          Total                           $       48,447        $   (7,886)
                                          ================     ================

Operating  activities  for the three months ended March 31, 1998  provided  $3.5 million, consisting of approximately $12.6 million of depreciation and amortization, $14.7 million net decrease in operating assets, $2.2 million of distributions from unconsolidated investments in power projects, offset by $3.1 million of net loss from operations, $3.8 million of deferred income taxes and $19.1 million net increase in operating liabilities.

Investing activities for the three months ended March 31, 1998 used $154.3 million, primarily due to $158.1 million for the acquisition of the remaining 50% interest in the Texas City and Clear Lake Power Plants, $4.6 million for the acquisition of the remaining 55% interest in the Bethpage Power Plant, $7.2 million of capital expenditures related to the construction of the Pasadena Power Plant, $5.8 million of other capital expenditures, $2.9 million of capitalized project development costs, offset by the receipt of $13.8 million of loan payments from Texas City and Clear Lake Power Plants and $4.5 million of maturities of collateral securities in connection with the King City Power Plant.

Financing activities for the three months ended March 31, 1998 provided $199.2 million of cash consisting of $43.0 million of borrowings for the construction of the Pasadena Power Plant, $1.5 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant, and $293.5 million of net proceeds from the issuance of the Senior Notes Due 2008, partially offset by $140.9 million in repayment of non-recourse project financing and $4.8 million of costs associated with financing activities.

At March 31, 1998, cash and cash equivalents were $97.0 million and working capital was $116.7 million. For the three months ended March 31, 1998, cash and cash equivalents increased by $48.4 million and working capital increased by $128.7 million as compared to December 31, 1997.

As a developer, owner and operator of power generation facilities, the Company may be required to make long-term commitments and investments of substantial capital for its projects. The Company historically has financed these capital requirements with cash from operations, borrowings under its credit facilities, other lines of credit, non-recourse project financing or long-term debt, and the sale of equity.

Management continues to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. The Company believes that it will have sufficient liquidity from cash flow from operations, borrowings available under the lines of credit and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months. The Company expects to commit significant capital in future years for the acquisition and development of these power plants. The Company's actual capital expenditures may vary significantly during any year.

During the three months ended March 31, 1998, the credit ratings on the Company's senior unsecured debt were upgraded by Moody's Investors Service to "Ba2" from "Ba3" and by Standard & Poor's to "BB-" from "B+",. In addition, Duff & Phelps Credit Rating Co. assigned an initial credit rating of "BB" on the Company's senior unsecured debt.

At March 31, 1998, the Company had a $50.0 million revolving credit facility available with a consortium of commercial lending institutions. At March 31, 1998, the Company had no borrowings and $15.4 million of letters of credit outstanding under the credit facility. (See Note 9 of Condensed Consolidated Financial Statements). On May 15, 1998, the Company replaced the $50.0 million credit facility with a $100.0 million credit facility with a three-year term. The credit facility contains certain restrictions that limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At March 31, 1998, the Company had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

At March 31, 1998, the Company had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004 and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company had $180.0 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on May 15, 2006 and bear interest payable semi-annually on May 15 and November 15 of each year. During 1997, the Company issued $275.0 million of 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007 and bear interest payable semi-annually on January 15 and July 15 of each year.

On March 31, 1998 the Company completed the Rule 144A offering of its $300.0 million 7-7/8% Senior Notes Due 2008. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $293.5 million (See Note 8 to the Condensed Consolidated Financial Statements for use of proceeds and further information). Under the provisions of the applicable indentures, the Company may, under certain circumstances, be limited in its ability to make restricted payments, as defined, which includes dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.


OUTLOOK
-------

The Company receives from PG&E a fixed price of 13.83 cents for each unit of electrical energy according to schedules set forth in the long-term power sales agreements for Bear Canyon and West Ford Flat Power Plants. The fixed price periods under these power sales agreements expire in September and December 1998, respectively. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments will adjust from the interim short-run avoided cost ("SRAC") or the energy clearing-price of the independent power exchange which commenced operations on March 31, 1998 and is deemed to be functioning smoothly. The average prices per kilowatt for SRAC for the year 1997 and for the first three months of 1998 were 2.94 cents and 2.90 cents, respectively. Due to seasonality, such average energy prices may not be indicative of future energy prices. During the first three months of 1998, the Bear Canyon and West Ford Flat Power Plants generated approximately 100,226,000 kilowatt hours of electrical energy for sale. The Company expects decreased royalty expenses can potentially mitigate the forecasted decline in energy revenues and planned operating cost reductions at these facilities, although there can be no assurances in this regard. The Company expects to continue its strategy of replacing decreased revenues through its acquisition and development program.

Deregulation within the Power Generation Industry. Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the California Public Utilities Commission ("CPUC") issued an electric industry restructuring decision, which envisioned commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998. Legislation implementing this decision was adopted in September 1996. The CPUC subsequently extended the implementation date to April 1, 1998. As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring and the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on all of its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

Impact of Recent Accounting Pronouncements. In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly will have no impact on the company's reported financial position, results of operations and cash flows.

Year 2000 Compliance. To ensure that the Company's computer systems are Year 2000 compliant, the Company continues to prepare for the Year 2000 issue. The Company has been reviewing each of its financial and operating systems to identify those that contain two-digit year codes. The Company is assessing the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by 1998, with continuing Year 2000 compliance efforts through 1999. In addition, the Company is actively working with all of its partnerships to assess their compliance efforts and the Company's exposure resulting from Year 2000 issues.

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

The forward-looking statements discussed in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory conditions, the changing environment of the power generation industry, pricing, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 17, 1998, the Company filed an action in the Superior Court of California, Sonoma County, seeking injunctive and declaratory relief to prevent Pacific Gas & Electric Company ("PG&E") from unilaterally assigning the Company's steam sales contract to the prospective winning bidder in PG&E's recently announced auction of its power plants in The Geysers. On January 14, 1998, PG&E filed an application with the CPUC pursuant to Public Utilities Code
Section 851 ("851 Filing"), in which it seeks authorization to sell five electric generating plants and related assets. Included in this proposed sale are The Geysers Geothermal Power Plants (including Units 13 and 16) and certain of PG&E's fossil fueled steam-electric generating plants. In PG&E's 851 Filing, PG&E announced its intention to assign its rights and to delegate its duties under the Company's steam contract to the successful third party purchaser of the Unit 13 and Unit 16 Power Plants. The Company had been informed by PG&E that it will attempt to make such assignment and delegation without first seeking and obtaining the approval and consent of the Company. In April 1998, PG&E and the Company entered into an agreement to resolve their differences relating to the assignability of the steam sales contract. Under the terms of the agreement, Calpine has dismissed the Sonoma County Superior Court lawsuit and PG&E has withdrawn its motion to modify the Assigned Commissioners Ruling in the CPUC 851 divestiture proceeding as it relates to Calpine. As part of the agreement, PG&E and Calpine have agreed to amend the steam sales agreement to modify the steam pricing formula and to grant Calpine a right of first refusal to purchase the Units 13 and 16 power plants for the same price and terms as PG&E is willing to sell to a third party buyer in the 851 auction.

ITEM 2.  CHANGE IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

         Current  report  dated  March 16, 1998 and filed on April 1, 1998
                  Item 5. Other Events - Proposed Rule 144A offering of $200 million principal amount of Senior
                                         Notes Due 2008

         Current  report dated March 26, 1998 and filed on April 3, 1998
                  Item 5. Other Events - Proposed Rule 144A offering of $300 million principal amount of 7-7/8%
                                         Senior Notes Due 2008

         Current report dated March 31, 1998 and filed on April 14, 1998
                  Item 2. Acquisitions and Dispositions of Assets
                           - TCC Acquisition
                  Item 7. Financial Statements and Exhibits

         Current report dated March 31, 1998 and filed on May 15, 1998
                  Item 7. Financial Statements and Exhibits - Amended Form 8-K/A


(b)  Exhibits

The following exhibits are filed herewith unless otherwise indicated:

  Exhibit
  Number                                Description
  ------                                -----------

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

   10.1.1     --     Construction  and  Term  Loan  Agreement,  dated  as of
                     January 30, 1992, between Sumas Cogeneration Company, L.P.,
                     The  Prudential  Insurance  Company of  America  and Credit
                     Suisse, New York Branch.(a)

   10.1.2     --     Amendment  No. 1 to  Construction  and Term Loan
                     Agreement,  dated as of May 24,  1993,  between Sumas
                     Cogeneration Company,  L.P., The Prudential Insurance
                     Company of America and Credit Suisse, New York Branch.(a)

   10.1.3     --     Lease  dated as of April 24,  1996  between BAF Energy A
                     California  Limited  Partnership,  Lessor, and Calpine King
                     City Cogen, LLC, Lessee.(j)

   10.1.4     --     Credit  Agreement,  dated as of August 28, 1996,  among
                     Calpine  Gilroy  Cogen,  L.P. and Banque Nationale de
                     Paris.(l)

   10.1.5     --     Credit Agreement,  dated as of September 25, 1996, among
                     Calpine Corporation and The Bank of Nova Scotia.(m)

   10.1.6     --     Credit  Agreement,  dated  December 20, 1996,  among
                     Pasadena  Cogeneration  L.P. and ING (U.S.) Capital
                     Corporation and The Bank Parties Hereto.(n)

   10.2       --     Purchase Agreements

   10.2.1     --     Asset Purchase  Agreement,  dated as of August 28, 1996,
                     among   Gilroy   Energy   Company,   McCormick  &  Company,
                     Incorporated and Calpine Gilroy Cogen, L.P.(m)

   10.2.2     --     Noncompetition/Earnings  Contingency Agreement, dated as
                     of August 28, 1996, among Gilroy Energy Company,  McCormick
                     & Company, Incorporated and Calpine Gilroy Cogen, L.P.(m)

   10.2.3     --     Purchase  and sale  Agreement  dated  March  27,  1997 for the  purchase  and sale of  shares  of Enron/Dominion
                     Cogen Corp. Common Stock among Enron Power Corporation and
                     Calpine  Corporation.  (p)

   10.2.4     --     Stock  Purchase  and  redemption  Agreement  dated March
                     31, 1998,  among  Dominion  Cogen,  Inc. Dominion Energy,
                     Inc. and Calpine Finance (q)

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

   10.3.5     --     Long-Term Energy and Capacity Power Purchase  Agreement,
                     dated December 5, 1985,  between Calpine Gilroy Cogen, L.P.
                     and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9,
                     1986, August 18, 1988 and June 9, 1991.(l)

   10.3.6     --     Amended and Restated Energy Sales Agreement,  dated
                     December 16, 1996, between Phillips Petroleum Company and
                     Pasadena Cogeneration, L.P.(n)

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
                     Cogeneration Company, L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P. and Sumas
                     Energy, Inc.(a)

   10.8.4     --     Amended and Restated  Limited  Partnership  Agreement of
                     Geothermal  Energy Partners Ltd., L.P., dated as of May 19,
                     1989,  between Western  Geothermal  Company,  L.P.,  Sonoma
                     Geothermal   Company,   L.P.,  and  Cloverdale   Geothermal
                     Partners, L.P.(a)

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

   10.10.2    --     Senior  Vice  President  Employment  Agreement  between
                     Calpine  Corporation  and Ms. Ann B. Curtis.(l)

   10.10.3    --     Senior Vice  President  Employment  Agreement  between
                     Calpine  Corporation  and Mr. Lynn A. Kerby.(l)

   10.10.4    --     Vice President  Employment  Agreement between Calpine
                     Corporation and Mr. Ron  A.Walter.(l)

   10.10.5    --     Vice  President  Employment  Agreement between  Calpine
                     Corporation  and Mr.  Robert  D.Kelly.(l)

   10.10.6    --     First Amended and Restated  Consulting Contract between
                     Calpine Corporation and Mr. George J. Stathakis.(o)

   10.11      --     Form of Indemnification Agreement for directors and
                     officers. (l)

   21.1       --     Subsidiaries of the Company.(m)

   27.0       --     Financial Data Schedule.*
------------

(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b)  Intentionally ommitted.

(c)  Intentionally ommitted.

(d)  Intentionally ommitted.

(e)  Intentionally ommitted.

(f)  Intentionally ommitted.

(g)  Intentionally ommitted.

(h)  Intentionally ommitted.

(i)  Intentionally ommitted.

(j)  Intentionally ommitted.

(k)  Intentionally ommitted.

(l) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(n) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996, filed on March 27, 1996.

(o) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1997 and filed on May 12, 1997

(p) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.

(q) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

*  Filed herewith.

Exhibit 27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         CALPINE CORPORATION



By:               /s/  Ann B. Curtis                       Date:    May 15, 1997
         --------------------------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:               /s/  Gloria S. Gee                       Date:    May 15, 1997
         --------------------------------------------
         Gloria S. Gee
         Corporate Controller
        (Chief Accounting Officer)