Form 10-Q
period 1998-06-30
CALPINE CORP
filed 1998-08-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------`


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to ___________


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

 $0.001 par value Common Stock: 20,155,931 shares outstanding on August 13, 1998

                      CALPINE CORPORATION AND SUBSIDIARIES

                               Report on Form 10-Q
                       For the Quarter Ended June 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM 1.    Financial Statements

             Condensed Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 ............................3

             Condensed Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1998 and 1997 ..............4

             Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1998 and 1997 ........................5

             Notes to Condensed Consolidated Financial Statements ............6

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................16

PART II. OTHER INFORMATION

           ITEM 1.  Legal Proceedings .......................................26

           ITEM 2.  Change in Securities ....................................26

           ITEM 3.  Defaults Upon Senior Securities .........................26

           ITEM 4.  Submission of Matters to a Vote of Security Holders .....27

           ITEM 5.  Other Information .......................................27

           ITEM 6.  Exhibits and Reports on Form 8-K ........................27

Signatures ..................................................................32

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                                 (in thousands)


                                                          June 30,  December 31,
                                                            1998         1997
                                                       ------------ ------------
                                                        (unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents .........................   $  100,359   $   48,513
   Accounts receivable from others ...................       97,211       35,133
   Accounts receivable from related parties ..........        3,305        7,672
   Collateral securities, current portion ............        1,828        6,036
   Loans receivable from related parties,
     current portion .................................           --       30,507
   Prepaid operating lease, current portion ..........       13,652       13,652
   Other current assets ..............................       25,445       25,065
                                                         ----------   ----------
       Total current assets ..........................      241,800      166,578

Property, plant and equipment, net ...................   1 ,136,518      719,721
Investments in power projects ........................      140,470      222,542
Project development costs ............................       11,754        4,614
Collateral securities, net of current portion ........       87,042       87,134
Loans receivable from related parties, net
  of current portion .................................           --      101,304
Notes receivable from related parties ................       12,024       16,053
Restricted cash ......................................       15,775       15,584
Deferred financing costs .............................       23,494       20,493
Other assets .........................................       31,374       26,933
                                                         ----------   ----------
       Total assets ..................................   $1,700,251   $1,380,956
                                                         ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of non-recourse project financing .   $    9,670   $  112,966
   Accounts payable ..................................       33,022       30,441
   Accrued payroll and related expenses ..............        4,181        4,950
   Accrued interest payable ..........................       23,565       18,025
   Accrued maintenance reserve .......................       10,139           --
   Other current liabilities .........................       15,896       12,204
                                                         ----------   ----------
       Total current liabilities .....................       96,473      178,586

Non-recourse project financing, net of current portion      237,456      182,893
Senior Notes .........................................      855,618      560,041
Deferred income taxes, net ...........................      169,191      142,050
Deferred lease incentive .............................       69,598       71,383
Other liabilities ....................................       22,795        6,047
                                                         ----------   ----------
       Total liabilities .............................    1,451,131    1,141,000
                                                         ----------   ----------
Stockholders' equity:
   Common stock ......................................           20           20
   Additional paid-in capital ........................      168,137      167,542
   Retained earnings .................................       80,963       72,394
                                                         ----------   ----------
       Total stockholders' equity ....................      249,120      239,956
                                                         ----------   ----------
       Total liabilities and stockholders' equity ....   $1,700,251   $1,380,956
                                                         ==========   ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                    ----------------------   -----------------------
                                                       1998         1997         1998         1997
                                                    ---------    ---------    ---------    ---------
Revenue:
   Electricity and steam sales ..................   $ 135,408    $  62,639    $ 178,798    $  96,326
   Service contract revenue .....................       3,048        1,715        8,529        3,529
   Income from unconsolidated investments
    in power projects ...........................       3,099        2,131        6,853        4,164
   Interest income on loans to power projects ...          42        1,259        2,562        2,956
                                                    ---------    ---------    ---------    ---------
         Total revenue ..........................     141,597       67,744      196,742      106,975
                                                    ---------    ---------    ---------    ---------
Cost of revenue:
   Plant operating expenses, depreciation,
      operating lease expense and production
      royalties .................................      94,864       35,537      129,337       64,276
   Service contract expenses ....................       1,892        1,669        6,788        3,519
                                                    ---------    ---------    ---------    ---------
         Total cost of revenue ..................      96,756       37,206      136,125       67,795
                                                    ---------    ---------    ---------    ---------

Gross profit ....................................      44,841       30,538       60,617       39,180

Project development expenses ....................       1,438        1,786        3,119        3,947
General and administrative expenses .............       5,807        4,373       11,043        8,584
                                                    ---------    ---------    ---------    ---------
         Income from operations .................      37,596       24,379       46,455       26,649

Other expense (income):
   Interest expense .............................      22,267       13,168       40,790       26,145
   Interest income ..............................      (3,332)      (3,489)      (5,695)      (6,890)
   Other income, net ............................        (503)        (803)        (904)      (1,003)
                                                    ---------    ---------    ---------    ---------
         Income before provision for income taxes      19,164       15,503       12,264        8,397

Provision for income taxes ......................       7,236        6,103        3,393        3,037
                                                    ---------    ---------    ---------    ---------
   Income before extraordinary charge ...........      11,928        9,400        8,871        5,360
   Extraordinary charge for retirement of
     debt, net of tax benefit of $207 ...........         302           --          302           --
                                                    ---------    ---------    ---------    ---------
         Net income .............................   $  11,626    $   9,400    $   8,569    $   5,360
                                                    =========    =========    =========    =========

Basic Earnings Per Common Share:
    Weighted average shares outstanding .........      20,105       19,911       20,056       19,882
    Income before extraordinary charge ..........   $    0.59    $    0.47    $    0.44    $    0.27
    Extraordinary charge ........................   $   (0.01)   $      --    $   (0.01)   $      --
    Net income ..................................   $    0.58    $    0.47    $    0.43    $    0.27

Diluted Earnings Per Common Share:
    Weighted average shares outstanding .........      21,126       20,998       21,050       20,989
    Income before extraordinary charge ..........   $    0.56    $    0.45    $    0.42    $    0.26
    Extraordinary charge ........................   $   (0.01)   $      --    $   (0.01)   $      --
    Net income ..................................   $    0.55    $    0.45    $    0.41    $    0.26

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------

Net cash provided by operating activities ............   $  23,073    $  16,800
                                                         ---------    ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment ......     (23,983)     (57,616)
   Acquisitions ......................................    (160,517)     (44,032)
   Purchase of loans for Texas City and
     Clear Lake Power Plants .........................          --     (155,622)
   Repayment of loans by Texas City and
     Clear Lake Power Plants .........................      13,814        5,737
   Investments in power projects and capitalized costs     (10,076)        (416)
   Maturities of collateral securities ...............       6,030        5,350
   Decrease in restricted cash .......................        (191)      29,484
   Other, net ........................................          --       (3,382)
                                                         ---------    ---------
        Net cash used in investing activities .......     (174,923)    (220,497)
                                                         ---------    ---------
Cash flows from financing activities:
   Borrowings of non-recourse project financing ......      54,974      128,300
   Repayments of non-recourse project financing ......    (141,085)     (16,247)
   Proceeds from issuance of Senior Notes ............     296,000           --
   Borrowings from line of credit ....................          --       14,300
   Proceeds from the sale of common stock ............         427          954
   Financing costs ...................................      (6,620)        (251)
   Other, net ........................................          --           67
                                                         ---------    ---------
         Net cash provided by financing activities ...     203,696      127,123
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .      51,846      (76,574)
Cash and cash equivalents, beginning of period .......      48,513      100,010
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 100,359    $  23,436
                                                         =========    =========

Supplementary information cash paid
   during the period for:
   Interest ..........................................   $  36,121    $  27,039
   Income taxes ......................................   $     188    $     435

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 1.  Organization And Operation Of The Company

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

Note 2.  Summary of Significant Accounting Policies

Basis of Interim Presentation - The accompanying interim condensed consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results for interim periods are not necessarily indicative of the results for the entire year.

Capitalized interest - The Company capitalizes interest on projects during the development and construction period. For the six months ended June 30, 1998 and 1997, the Company capitalized $3.7 million and $1.3 million of interest in connection with the construction of power plants.

Derivative financial instruments - The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations in anticipation of certain debt commitments. The instruments' cash flows mirror those of the underlying exposure. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are being and are being amortized over the respective lives of the underlying transaction or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold.

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

Power Marketing - The Company, through its wholly-owned subsidiary Calpine Power Services Company ("CPSC"), markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes financial instruments to manage its exposure to commodity price fluctuations. On June 30, 1998, CPSC held swap contracts with one entity in order to ensure fulfillment of certain sales contracts for the period from July 1, 1998 to September 30, 1998.

At June 30, 1998, CPSC had no net open positions which would expose the Company to risks of fluctuating market prices. These types of risks could have an adverse impact on the Company's financial position or results of operations. However, the Company actively manages its positions, and it is the Company's policy to not have any open positions. CPSC values its portfolio using the aggregate lower of cost or market method. An allowance is recorded for net aggregate losses of the entire portfolio resulting from the effect of market changes on net open positions. Net gains are recognized when realized.

The Company's credit risk associated with power contracts results from the risk-of-loss on non-performance by counter parties. The Company reviews and assesses counter party risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counter parties.

Project Development Costs - The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. Generally this occurs upon the execution of a memorandum of understanding or a letter of intent for a power or steam sales agreement. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. Outside services and other third party costs are capitalized for acquisition projects. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment, net and amortized over the estimated useful life of the project. Capitalized project costs are charged to expense when the Company determines that the project will not be consummated or is impaired.

Reclassifications - Prior period amounts in the condensed consolidated financial statements have been reclassified where necessary to conform to the 1998 presentation.

Impact of Recent Accounting Pronouncements - In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). Although earlier adoption is encouraged, the Company has not yet quantified or determined the timing of or

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

method of the adoption.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities". The Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Statement must be applied to derivative instruments and to certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The Company has not yet qualified the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However the Statement could increase volatility in earnings.

Note 3.  Accounts Receivable

At June 30, 1998, accounts receivable totaled $100.5 million, which included $3.3 million receivable from related parties. Accounts receivable from related parties at June 30, 1998, and December 31, 1997, included the following (in thousands):


                                        June 30,    December 31,
                                          1998         1997
                                        -------     --------
Nisseqougue Cogen Partners .........     $2,212       $4,140
O.L.S. Energy-Agnews, Inc. .........        356          269
Sumas Cogeneration Company, L.P.....        340          527
Geothermal Energy Partners, Ltd.....        180          275
KIAC Partners ......................        164           68
Stoneybrook Cogeneration, Inc.......         53           --
Texas Cogeneration Company (1)......         --          903
TBG Cogen Partners (2) .............         --        1,490
 Accounts receivable from               -------       ------
   related parties .................     $3,305       $7,672
                                         ======       ======

(1) On March 31, 1998, the Company acquired the remaining 50% interest in Texas Cogeneration Company.
(2) On February 5, 1998, the Company acquired the remaining 55% interest in TBG Cogen Partners.

Note 4.  Results Of Unconsolidated Investments In Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998


results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                               Six Months Ended
                                        ------------------------------
                                        June 30, 1998    June 30, 1997
                                        -------------    -------------
Condensed Statement of Operations:
  Revenue ............................    $187,216         $ 42,744
  Net income .........................    $ 19,429         $ 11,571
Company's share of net income.........    $  6,853         $  4,164


                                              As of             As of
                                            June 30,      December 31,
                                               1998              1997
                                         -----------      ------------
Condensed Balance Sheet:
Assets ...............................    $1,247,412       $1,693,454
Liabilities ..........................    $  992,428       $1,276,922

Investments ..........................    $  139,709       $  220,623
Project development costs.............    $      761       $    1,919
                                          ----------       ----------
   Total investments .................    $  140,470       $  222,542
                                          ==========       ==========

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                                                        Six Months Ended June 30,
                                                 ---------------------------------------
                                                    Investments in          Service
                                      Ownership     Power Projects      Contract Revenue
                                      Percentage   1998       1997       1998      1997
                                      --------------------------------------------------
Sumas Cogeneration Company, L.P. (1)        --   $ 2,872    $ 3,906    $   809   $    --
  O.L.S. Energy-Agnews, Inc. .......        20       (98)      (124)       948       869
  Geothermal Energy Partners, Ltd. .         5       226        224      1,638     1,438
  Auburndale Power Partners, L.P. ..        50      (590)        --         --        --
  Gordonsville Energy, L.P. ........        50     1,785         --         --        --
  KIAC Partners ....................        50    (2,686)        --         --        --
  Nissequogue Cogen Partners .......        50       231         --         --        --
  Lockport Energy Associates, L.P. .        11     1,785         --         --        --
  Texas Cogeneration Company (2) ...        --     3,328        158      2,749        29
                                                 -------    -------    -------   -------
      Total ........................             $ 6,853    $ 4,164    $ 6,144   $ 2,336
                                                 =======    =======    =======   =======

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

(2)  On March 31, 1998,  the Company  acquired the remaining 50% interest in
     Texas

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

Cogeneration Company.

Note 5.  Repayment of Non-Recourse Project Financing

On March 31, 1998, the Company repaid $89.6 million to The Bank of Nova Scotia which represented the outstanding balance on the original $125.0 million of non-recourse project financing utilized to fund a portion of the purchase of the original 50% interest in Texas Cogeneration Company, and the purchase of $155.6 million of notes receivable from the related projects. The Company refinanced the non-recourse debt with a portion of the net proceeds from the $300.0 million offering of 7-7/8% Senior Notes Due 2008 ("Senior Notes Due 2008"),(See Note 8).

Note 6.  Texas City and Clear Lake Transaction

On March 31, 1998, the Company acquired the remaining 50% interest in the Texas City Power Plant and the Clear Lake Power Plant for a purchase price of $52.8 million in cash. The Company has certain contingent purchase payments that could approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. The Company acquired the remaining interests in these plants by purchasing the capital stock of Texas Cogeneration Company ("TCC") from Dominion Cogen, Inc. ("DCI"). As part of this transaction, the Company now owns a 7.5% interest in a 165 megawatt natural gas-fired power plant located in Bayonne, NJ. The Company purchases its natural gas for the Texas power plants from Enron Capital & Trade Resources Corp. In connection with the acquisition, the Company was required to pay approximately $105.3 million to restructure certain gas contracts with Enron Capital & Trade Resources Corp. Additionally, during the three months ended June 30, 1998, the Company recorded a purchase price adjustment for the termination of an existing interest rate swap (See Note 8).

The purchase of the capital stock from DCI and the payment for the restructuring of certain gas contracts were funded with a portion of the net proceeds from the issuance of the Senior Notes Due 2008 (See Note 8). The acquisition was accounted for as a purchase.

On June 23, 1997, the Company acquired an initial 50% interest in the Texas City and Clear Lake Power Plants through the acquisition of 50% of the capital stock of Enron/Dominion Cogen Corp. ("EDCC") from a subsidiary of Enron Corp. EDCC was subsequently renamed TCC. In addition to the purchase of the capital stock of TCC in June 1997, the Company purchased from the project lenders $155.6 million of outstanding debt on the Texas City and Clear Lake Power Plants (approximately $53.0 and $102.6 million, respectively).

The following represents unaudited pro forma results of operations for the year ended December 31, 1997 and for the three months ended March 31, 1998, assuming the acquisition occurred as of January 1, 1997 (in thousands, except per share data):


                                 Three Months Ended     Twelve Months Ended
                                   March 31, 1998        December 31, 1997
                             ------------------------ -----------------------
Revenue.....................      $     120,235            $     555,955
Net income..................      $       4,963            $      69,275
Basic earnings per share....      $        0.25            $        3.47
Diluted earnings per share..      $        0.24            $        3.30

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

Note 7.  Bethpage Transaction

On February 5, 1998, the Company acquired the remaining 55% interest in TBG Cogen Partners ("TBG Cogen"). The partnership owns the Bethpage Power Plant, a 57 megawatt gas-fired cogeneration facility located on Long Island, NY. The total purchase price of $5.0 million consisted of: (i) a $4.6 million cash payment and (ii) a $375,000 option applied toward the purchase, subject to final adjustments. The Company was also assigned all of General Electric=s interest as operator of the Bethpage Power Plant.

Upon the acquisition of the remaining 55% interest, the Company assumed the outstanding debt of TBG Cogen. On March 31, 1998, the Company made a payment to Toronto Dominion, Inc. of approximately $38.2 million to pay off the existing project debt, accrued interest, and a related interest rate swap with a portion of the net proceeds from the Senior Notes Due 2008 (See Note 8). The acquisition was accounted for as a purchase.

Note 8.  Financial Instruments

On March 5, 1998, the Company terminated an existing forward Treasury bond entered into in February 1998 in anticipation of the Senior Notes Due 2008 offering. The Company closed its position prior to the pricing date of the debt, which resulted in a gain of $2.3 million. The gain was deferred and is recognized in income over the remaining life of the Senior Notes Due 2008.

On March 31, 1998, the Company completed its Rule 144A offering of $300.0 million Senior Notes Due 2008. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $293.5 million. Proceeds from the Senior Notes Due 2008 were used as follows: (i) $52.8 million for the purchase of the remaining 50% interest in TCC (See Note 6), (ii) $105.3 million for the restructuring of certain gas contracts associated with the TCC acquisition, (iii) $89.6 million for the outstanding principal on the non-recourse debt provided by The Bank of Nova Scotia, and (iv) $38.2 million for the outstanding debt on the Bethpage Power Plant. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes Due 2008 using the effective interest rate method. On July 24, 1998, the Company issued an additional $100.0 million Senior Notes Due 2008 (See
Note 13).

On April 9, 1998, the Company terminated an existing interest rate swap related to $102.6 million of debt for the Clear Lake Power Plant which the Company purchased on June 23, 1997. The Company paid approximately $3.7 million to close its position with The Bank of Nova Scotia and recorded a purchase price adjustment of approximately $2.3 million which was the market value of the swap on June 23, 1997. The remaining $1.4 million was deferred and is amortized over the remaining life of the swap.

Note 9.  Revolving Credit Facility and Line of Credit

On May 15, 1998, the Company  replaced its $50.0 million credit  facility with a

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998


$100.0 million credit facility, which has a three-year term expiring in May 2001. The Company's $100.0 million credit facility is available through a consortium of commercial lending institutions with The Bank of Nova Scotia as agent. At June 30, 1998, the Company had no borrowings and $23.2 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly.

Note 10. Earnings per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in thousands except share data).

Periods Ended June 30,                                     1998                                   1997
                                          --------------------------------------- -------------------------------------
                                               Net                                    Net
                                              Income       Shares        EPS        Income        Shares        EPS
-----------------------------------------------------------------------------------------------------------------------
Three Months:
Basic Earnings Per Common Share:
  Income before extraordinary charge        $    11,928      20,105  $    0.59    $    9,400        19,911   $   0.47
  Extraordinary charge net of tax
   benefit of $207                                  302                  (0.01)           --                       --
                                            -----------               --------    ----------                 --------
  Net income                                $    11,626      20,105   $   0.58    $    9,400        19,911   $   0.47
                                            -----------      ------   --------    ----------        ------   --------
 Common shares issuable upon
   Exercise of stock options using
    treasury stock method                                     1,021                                  1,087
                                                             ------                                 ------
Diluted Earnings Per Common Share
  Income before extraordinary charge        $    11,928      21,126  $    0.56    $    9,400        20,998   $   0.45
  Extraordinary charge net of tax
   benefit of $207                                  302                  (0.01)           --                       --
                                            -----------               --------    ----------                 --------
Net income                                  $    11,626      21,126   $   0.55    $    9,400        20,998   $   0.45
                                            ===========      ======   ========    ==========        ======   ========

Six Months:
Basic Earnings Per Common Share:
  Income before extraordinary charge        $     8,871      20,056   $   0.44   $     5,360        19,882   $   0.27
  Extraordinary charge net of tax
   benefit of $207                                  302                  (0.01)           --                       --
                                            -----------               --------    ----------                 --------
  Net income                                $     8,569      20,056   $   0.43    $    5,360        19,882   $   0.27
                                            -----------      ------   --------    ----------        ------   --------
  Common shares issuable upon
   Exercise of stock options using
    treasury stock method                                       994                                  1,107
                                                             ------                                 ------
Diluted Earnings Per Common Share:
  Income before extraordinary charge        $     8,871      21,050   $   0.42    $    5,360        20,989   $   0.26
  Extraordinary charge net of tax
   benefit of $207                                  302                  (0.01)           --                       --
                                            -----------               --------    ----------                 --------
  Net income                                $     8,569      21,050   $   0.41    $    5,360        20,989   $   0.26
                                            ===========      ======   ========    ==========        ======   ========

On June 30, 1998, the Company recognized an extraordinary charge of $302,000 or $0.01 per share net of tax benefit as a result of the repurchase of $4.0 million of 10-1/2 Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

Unexercised  employee stock options to purchase  47,500 and 40,000 shares of the

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998


Company's common stock during the six months ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

Note 11. CCNG Investments Transaction

On May 1, 1998, the Company granted CCNG Investments, L.P. ("CCNG") options to purchase 1.1 million shares of the Company's common stock ("Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, CCNG has the one-time right prior to September 28, 1998, to elect to purchase from the Company up to 1.0 million shares of the Company's common stock, $0.001 par value. The per share purchase price will be determined by the average of the closing prices of the Company's common stock for the ten trading days immediately preceding the receipt of written notice. Additionally, prior to December 31, 1998, CCNG has the one-time right to purchase from the Company additional shares of common stock at a price of $17-7/8 per share. The additional shares may be purchased in an amount equal to the greater of (i) 50,000 shares of common stock or (ii) up to ten percent of that number of shares of common stock purchased by CCNG pursuant to the initial option for 1.0 million shares. To date, CCNG has not exercised its option to purchase any shares.

Note 12. Commitments and Contingencies

Royalties and Leases - The Company is committed under several geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates and are not material.

Office and Equipment Leases - The Company leases its corporate office, Santa Rosa and Houston office facilities and certain office equipment under non-cancelable operating leases expiring through 2002. Future minimum lease payments under these leases for the remainder of 1998 are approximately $704,000.

Legal Matters - On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck is claiming that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In July 1998, the court granted motions to dismiss, without prejudice, the claims against Calpine Gordonsville and Calpine Auburndale. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement. As of June 30, 1998, TNP has withheld approximately $6.0 million related to transmission charges and has continued to withhold approximately $450,000 per month thereafter. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of June 30, 1998, TNP has withheld approximately $7.7 million of standby power charges and has continued to withhold approximately $270,000 per month thereafter. In addition to the Texas PUC petition, CLC has filed an action in Texas courts alleging TNP's breach of the power sales agreement and is seeking in excess of $15.0 million in damages. A trial date is scheduled for October 1998. The Company is unable to predict the outcome of either of these proceedings.

An action was filed against Lockport Energy Associates, L.P. ("LEA") and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and the Federal Energy Regulatory Commission (the "FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated PURPA and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. Although it is unable to predict the outcome of this case, in any event, the Company retains the right to require The Brooklyn Union Gas Company ("BUG") to purchase the Company's interest in the Lockport Power Plant for $18.9 million, less equity distributions received by the Company, at any time before December 19, 2001.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

Note 13. Subsequent Events

On July 17,1998, the Company completed the purchase of a 72 megawatt geothermal power plant located in Sonoma County, California from the Sacramento Municipal Utility District ("SMUD") for $13.0 million. The Company is the owner and operator of the Sonoma geothermal steam fields (formerly the SMUDGEO#1 Steam Fields), that provide steam to this facility (the "Sonoma Power Plant"). Under the agreement, The Company paid SMUD $10.6 million at closing and agreed to pay an additional $2.4 million over the next two years. In connection with the acquisition, SMUD agreed to purchase 50 megawatts of electricity from the plant at current market prices plus a renewable power premium through 2001. In addition, SMUD has the option to purchase 10 megawatts of peak power production through 2005. The Company will market the excess electricity into the California power market.

On July 21, 1998, the Company completed the acquisition of a 70 megawatt natural gas-fired power plant from the Dow Chemical Company ("Dow") for approximately $12.7 million. The power plant is located at Dow's Pittsburg, California chemical facility. The Company's Pittsburg Power Plant will sell up to 18 megawatts of electricity to Dow under a ten-year power sales agreement, with the

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 1998

balance sold to Pacific Gas & Electric Company under an existing power sales agreement. In addition, the Company will sell approximately 200,000 lbs/hr of steam to Dow and to USS-POSCO Industries' nearby steel mill.

On July 24, 1998, the Company completed the Rule 144A offering of an additional $100 million Senior Notes Due 2008, which mature on April 1, 2008, and bear an interest payable semi-annually on April 1 and October 1 of each year commencing October 1, 1998. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $98.8 million. With the net proceeds, the Company has repaid in full the non-recourse project financing on the Pasadena 1 Power Plant of $52.1 million to ING Capital Corp. Additionally, the Company expects to use approximately $30.0 million for the remaining construction costs on the Pasadena 1 Power Plant. The remainder of the net proceeds will be used for the acquisition and development of power generation facilities and for general corporate purposes. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes Due 2008 using the effective interest rate method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment,
(ii) the possible unavailability of financing, (iii) risks related to the development, acquisition and operation of power plants, (iv) the impact of avoided cost pricing, energy price fluctuations and gas price increases, (v) the impact of curtailment, (vi) the seasonal nature of the Company's business, (vii) start-up risks, (viii) general operating risks, (ix) the dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) the availability of natural gas, (xiv) the effects of competition, (xv) the dependence on senior management, (xvi) volatility in the Company's stock price, (xvii) fluctuations in quarterly results and seasonality, and (xviii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

Calpine Corporation ("Calpine") a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam principally in the United States. At June 30, 1998, the Company had interests in 26 power plants and steam fields in six states and Mexico, having an aggregate capacity of 3,097 megawatts.

On February 5, 1998, the Company acquired the remaining 55% interest in, and assumed operations and maintenance of, the Bethpage Power Plant. The Company purchased the remaining interests for approximately $5.0 million. Additionally, on March 31, 1998 the Company repaid all outstanding project debt of $38.2 million.

On March 31, 1998, the Company completed the acquisition of the remaining 50% interest in TCC, which is the owner of the Texas City and Clear Lake Power Plants. The Company paid $52.8 million in cash and must make certain contingent purchase payments that could approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. As part of this acquisition, the Company owns a 7.5% interest in the Bayonne Power Plant, a 165 megawatt natural gas-fired cogeneration power plant located in Bayonne, NJ. In addition, the Company was required to pay $105.3 million to restructure certain gas contracts related to this acquisition.

On July 17, 1998, the Company completed the purchase of a 72 megawatt geothermal power plant located in Sonoma County, CA from the Sacramento Municipal Utility District ("SMUD") for $13.0 million. The Company is the owner and operator of the geothermal steam fields that provide steam to this facility. Under the agreement, the Company paid SMUD $10.6 million at closing, and agreed to pay an additional $2.4 million over the next two years. In connection with the acquisition, SMUD agreed to purchase 50 megawatts of electricity from the plant at current market prices plus a renewable power premium through 2001. In addition, SMUD has the option to purchase 10 megawatts of peak power production through 2005. The Company will market the excess electricity into the California power market.

On July 21, 1998, the Company completed the acquisition of a 70 megawatt natural gas-fired power plant from The Dow Chemical Company ("Dow") for approximately $12.7 million. The power plant is located at Dow's Pittsburg, CA. chemical facility. The Company will sell up to 18 megawatts of electricity to Dow under a ten-year power sales agreement, with the balance sold to Pacific Gas & Electric Company under an existing power sales agreement. In addition, the Company will sell approximately 200,000 lbs./hr of steam to Dow and to USS-POSCO Industries' nearby steel mill.

On July 13, 1998, the Company signed a letter of intent to enter into a joint venture to develop, own and operate approximately 2,000 megawatts of new natural gas-fired power plants in northern California, to primarily serve the San Francisco Bay Area. The natural gas-fired plants are to be constructed by Bechtel and operated by the Company. The Company intends for its first plant developed under the joint venture to be a 535 to 800 megawatt unit located at the Dow Chemical facility in Pittsburg, CA.

On July 21, 1998, the Company signed a letter of intent to enter into a joint venture with Sonat Energy Services Company located in Birmingham, Alabama to develop a 680 megawatt natural gas-fired peaking power plant near Columbus, Georgia (the "Cataula Power Plant"). The Cataula Power Plant is scheduled to begin commercial operation in June 2000 and will provide energy to the Georgia and Southeast power markets during peak power demand periods. The joint venture will sell approximately 215 megawatts of electricity to Georgia Power Company under a five-year contract. The remaining plant's output capacity will be sold to other wholesale customers.

SELECTED OPERATING INFORMATION

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in the Company's Condensed Consolidated Statements of Operations (in thousands, except megawatts and price per kilowatt hour data).

                                 Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                              -----------------------   -----------------------
                                   1998       1997         1998          1997
                              ----------   ----------   ----------   ----------
Power Plants:
    Electricity revenues:
      Energy ..............   $   70,446   $   25,293   $   93,735   $   44,270
      Capacity ............   $   57,616   $   26,762   $   67,103   $   31,943
    Megawatt hours produced    1,868,067      552,057    2,217,659      820,666
    Average energy price
       per kilowatt hour ..   $   0.0377   $   0.0458   $   0.0423   $   0.0539

Steam Fields:
    Steam Revenue: ........   $    7,346   $   10,584   $   17,960   $   20,113
    Megawatt hours produced      452,571      672,233      981,114    1,279,071
    Average price per
       Kilowatt hour ......   $   0.0162   $   0.0157   $   0.0183   $   0.0157

Megawatt hours produced at the power plants increased 238% and 170% for the three and six months ended June 30, 1998 as compared with the same periods in 1997. The increase was primarily due to production at the Texas City, Clear Lake and Bethpage Power Plants for the three and first six months ended June 30, 1998.

OTHER FINANCIAL RATIO DATA

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                           -----------------   -----------------
                                             1998     1997      1998      1997

Depreciation and amortization ..........   $19,522   $12,216   $32,104   $23,548
Interest expense per indenture .........   $23,482   $14,453   $43,212   $28,621
EBITDA .................................   $67,557   $43,218   $93,374   $62,697
EBITDA to interest expense per indenture   $ 2.88x   $ 2.99x   $ 2.16x   $ 2.19x

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

Revenue -- Total revenue was $141.6 million and $196.7 million for the three and six months ended June 30, 1998, as compared to $67.7 and $107.0 million for the comparable periods in 1997.

     Electricity and steam sales revenue increased 116% and 86% to $135.4 million and $178.8 million in 1998 compared to $62.6 million and $96.3 million for the comparable three and six months ended June 30, 1997. The increase for the second quarter of 1998 was primarily due to $67.3 million in revenue from Texas City and Clear Lake Power Plants, as well as $8.1 million of revenue from the Bethpage Power Plant. The Company's geothermal revenues decreased by $3.5 million, primarily due to a planned maintenance outage in April and May at the SMUD facility, and a decrease in volume at Thermal Power Company due to competitive pricing with hydroelectric facilities. The increase in electricity and steam sales revenues for the six months ended June 30, 1998 was due to $67.3 million from the three months of operation for the Texas City and Clear Lake Power Plants and $12.9 million for four months of operation at the Bethpage Power Plant. Capacity revenues increased $2.3 million for the six months ended June 30, 1998 for the King City and Gilroy Power Plants as compared with the same period a year ago. In accordance with a CPUC decision effective April 1, 1997, the CPUC allowed for reallocation of future capacity payments to these facilities, decreasing the summer payments and increasing the winter payments.

     Service contract revenue increased to $3.0 million and $8.5 million for the three and six months ended June 30, 1998, as compared to $1.7 million and $3.5 million for the comparable periods in 1997. The $1.3 million or 78% increase in service contract revenue for the three months ended was primarily attributable to a $461,000 increase from fuel management fees and an increase of $629,000 related to third party gas sales. The Company's $5.1 million or 142% increase for the six months ended June 30, 1998, was due to $2.4 million for fuel management fees, $898,000 for third party gas sales and $1.6 million in operations and maintenance revenue from the Texas City and Clear Lake Power Plants.

     Income from unconsolidated investments in power projects increased 45% to $3.1 million for the three months ended June 30, 1998 which compared to $2.1 million for the same period in 1997. The increase of $1.0 million is primarily attributable to equity income from the Company's investment in the Lockport Energy Associates and equity income from the Texas City and Clear Lake Power Plant. The increase in the Texas City and Clear Lake investment is primarily attributable to a 7.5% interest in a natural gas-fired power plant in Bayonne, New Jersey. For the six months ended June 30, 1998, the Company recorded equity income of $6.9 million as compared to $4.2 million in 1997. This growth was primarily due to equity income from the Texas City and Clear Lake Power Plants. The Company initially acquired a 50% interest in June 1997 and subsequently purchased the remaining interest in March 1998. The investment in the Texas City, Clear Lake and Bayonne Power Plants contributed $3.2 million for six months in 1998 as compared to $158,000 in 1997. Additionally, the Bethpage Power Plant contributed $1.8 million of equity income during the first six months of 1998. These increases for the six months ended June 30, 1998 were partially offset by a $1.0 million decrease in equity income from the Sumas Power Plant and a $1.3 million loss at the Auburndale and Gordonsville Energy Power Plants.

     Interest income on loans to power projects decreased 97% and 13% to $42,000 and $2.6 million for the three and six months ended June 30, 1998 as compared to $1.3 million and $3.0 million in 1997. These decreases were related to loans made by the Company to the sole shareholder of Sumas Energy Inc., the Company's partner in Sumas which were repaid to the Company on December 31, 1997.

Cost of revenue -- Cost of revenue increased 160% and 101% to $96.8 million and $136.1 million compared to $37.2 million and $67.8 million for the comparable three and six months in 1997. The increase of $59.6 and $68.3 million for the three and six months ended June 30, 1998 was primarily attributable to increased plant operating, fuel and depreciation expenses as a result of the acquisition of the interest in the Texas City, Clear Lake and Bethpage Power Plants. Additionally, there was a $3.3 million increase in service contract expenses, of which $1.3 million was related to the Texas City and Clear Lake Power Plants' operating and maintenance contracts and $1.6 million for fuel management contracts.

Project development expenses -- Project development expenses decreased 22% and 21% to $1.4 million and $3.1 million for the three and six months ended June 30, 1998 compared to $1.8 million and $3.9 million for the comparable periods in 1997. The decrease is due primarily to certain one-time charges incurred during the first three months of 1997 related to project development activities.

General and administrative expenses -- General and administrative expenses increased 33% and 29% to $5.8 million and $11.0 for the three and six months ended June 30, 1998 compared to $4.4 million and $8.6 million for the comparable periods in 1997. The increase was attributable to continued growth in personnel and overhead costs necessary to support the overall growth in the Company's operations.

Interest expense -- Interest expense increased 69% to $22.3 million for the three months ended June 30, 1998, compared to $13.2 million for the same period in 1997. The increase was attributable to interest expense of $6.0 million related to the 8-3/4% Senior Notes Due 2007 issued in July and September 1997 and $6.0 million related to the 7-7/8 % Senior Notes Due 2008 issued in March 1998. These increases were partially offset by $3.4 million of interest capitalized on the development and construction of power plants. Interest expense increased to $40.8 million for the six months ended June 30, 1998, compared to $26.1 million for the same period in 1997. The increase was attributable to interest expense of (i) $12.6 million related to the 8-3/4% Senior Notes Due 2007, (ii) $6.0 million related to the 7-7/8 % Senior Notes Due 2008 issued in March 1998, (iii) $2.4 million interest for the construction for the Pasadena Power Plant, and (iv) $2.1 million for interest related to the purchase of the Texas City and Clear Lake Power Plants. These increases were partially offset by $4.8 million of interest capitalized on the development and construction of power plants and $3.8 million for the reduction for debt at Calpine Geysers Company.

Interest income -- Interest income decreased 6% and 17% to $3.3 million and $5.7 million for the three and six months ended June 30, 1998 from $3.5 million and $6.9 million for the same periods in 1997. The decrease was the result of lower cash and cash equivalent balances.

Other income, net -- Other income, net, decreased to $503,000 and $904,000 for the three and six months ended June 30, 1998 compared to $803,000 and $1.0 million for the same periods in 1997. The decrease was primarily due to lower royalty income at the Company's geothermal facilities.

Provision for income taxes -- The effective income tax rate was approximately 27.6% for the six months ended June 30, 1998. The reductions from the statutory tax rate were primarily due to depletion in excess of tax basis benefits at the Company's geothermal facilities, a decrease in the California tax liability due to the Company's expansion into states other than California.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has obtained cash from its operations, borrowings under its credit facilities and other working capital lines, sale of debt and equity, and proceeds from non-recourse project financing. The Company utilized this cash to fund its operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet its other cash and liquidity needs. The following table summarizes the Company's cash flows activities for the periods indicated (dollars in thousands):

                               Six Months Ended June 30,
                               -------------------------
                                  1998           1997
                               ---------      ----------
Cash flows from:
  Operating activities .....   $  23,073       $  16,800
  Investing activities .....   $(174,923)      $(220,497)
  Financing activities .....   $ 203,696       $ 127,123
    Total ..................   $  51,846       $ (76,574)

Operating  activities  for the six months  ended June 30,  1998  provided  $23.0 million, consisting of approximately $31.4 million of depreciation and amortization, $8.6 million of net income, $13.0 million of distributions from unconsolidated investments in power projects, and $2.4 million of deferred income taxes. This was offset by $6.9 million of income from unconsolidated investments, $5.2 million net increase in operating assets and $20.3 million net decrease in operating liabilities.

Investing activities for the six months ended June 30, 1998 used $174.9 million, primarily due to $156.0 million for the acquisition of the remaining 50% interest in the Texas City and Clear Lake Power Plants, $4.5 million for the acquisition of the remaining 55% interest in the Bethpage Power Plant, $17.8 million of capital expenditures related to the construction of the Pasadena Power Plant, $6.5 million of other capital expenditures, $7.1 million of capitalized project development costs, $3.7 million of interest capitalized on construction projects, offset by the receipt of $13.8 million of loan payments from Texas City and Clear Lake Power Plants, $833,000 investments in power projects specifically Calpine Eastern, and $6.0 million of maturities of collateral securities in connection with the King City Power Plant.

Financing activities for the six months ended June 30, 1998 provided $203.7 million of cash consisting of $52.1 million of borrowings for the construction of the Pasadena 1 Power Plant, $2.9 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant, and $293.4 million of net proceeds from the issuance of the Senior Notes Due 2008, partially offset by $141.1 million in repayment of non-recourse project financing, $4.0 million of repurchase of Senior Notes Due 2006 which includes a premium paid and accrued interest to the date of repurchase and $427,000 for the issuance of common stock.

At June 30, 1998, cash and cash equivalents were $100.4 million and working capital was $145.3 million. For the six months ended June 30, 1998, cash and cash equivalents increased by $51.8 million and working capital increased by $157.3 million as compared to December 31, 1997.

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

On March 31, 1998, the Company completed the Rule 144A offering of its $300.0 million Senior Notes Due 2008 which mature on April 1, 2008 and bear an interest payable semi-annually on April 1 and October 1 of each year commencing October 1, 1998 (See Note 8 to the Notes to Condensed Consolidated Financial Statements). Subsequent to this offering, on July 24, 1998, the Company completed the Rule 144A offering of an additional $100.0 million Senior Notes Due 2008. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $98.8 million. (See Note 13 to the Notes to the Condensed Consolidated Financial Statements).

At June 30, 1998, the Company had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. The Company had no borrowings and $23.2 million of letters of credit outstanding under the credit facility (See Note 9 of Notes to Condensed Consolidated Financial Statements). The credit facility contains certain restrictions that limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

At June 30, 1998, the Company had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004, and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company had $176.0 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on May

 15, 2006, and bear interest payable semi-annually on May 15 and November 15 of each year. During 1997, the Company issued 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007, and bear interest payable semi-annually on January 15 and July 15 of each year. At June 30, 1998, $275.0 million of these senior notes were outstanding.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At June 30, 1998, the Company had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

OUTLOOK

Expand Diversify Domestic Portfolio Of Power Projects. In pursuing its growth strategy, the Company intends to focus on opportunities for the acquisition, development and operation of power generation facilities. The approach includes design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which the Company believes provides it with a competitive advantage.

Acquisition Of Power Plants. The Company has significantly expanded and diversified its project portfolio through the acquisition of power generation facilities. Since 1993, the Company has completed transactions involving gas cogeneration facilities and steam fields. As a result of these transactions, the Company has significantly increased its aggregate power generation capacity and substantially diversified its fuel mix.

Development Of Merchant Power Plants. The Company is also pursuing the development of efficient, low-cost power plants that seek to take advantage of inefficiencies in the electric market. The Company intends to sell all or a portion of the power generated by such merchant plants into the competitive market through a portfolio of short-, medium- and long-term power sales agreements. The Company currently plans to develop additional low-cost, gas-fired facilities in California, Texas, New England and other high-priced power markets.

Impact Of Avoided Cost Pricing. The Company receives from Pacific Gas & Electric ("PG&E") a fixed price of 13.83 cents for each unit of electrical energy according to schedules set forth in the long-term power sales agreements for Bear Canyon and West Ford Flat Power Plants. The fixed price periods under these power sales agreements expire in September and December 1998, respectively. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments will adjust from the interim short-run avoided cost ("SRAC") to the energy clearing price of the independent power exchange, once it is deemed fully implemented. The average prices per kilowatt for SRAC for the year 1997 and for the first six months of 1998 were 2.94 cents and 2.88 cents, respectively. Due to seasonality, such average energy prices may not be indicative of future energy prices. During the first six months of 1998, the Bear Canyon and West Ford Flat Power Plants generated approximately 202,765,000 kilowatt hours of electrical energy for sale. The Company expects decreased royalty expenses and operating cost reductions can mitigate the forecasted decline in energy revenues at these facilities, although there can be no assurances in this regard. The Company expects to continue its strategy of replacing decreased revenues through its acquisition and development program.

Deregulation Within The Power Generation Industry. Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the California Public Utilities Commission ("CPUC") issued an electric industry restructuring decision, which envisioned commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998. Legislation implementing this decision was adopted in September 1996 and deregulation commenced on April 1, 1998. As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities would be honored. The Company believes that the restructuring will not have a material effect on any of its power sales agreements and, accordingly, believes that its existing business and results of operations will not be materially adversely affected, although there can be no assurance in this regard.

Impact Of Recent Accounting Pronouncements. In April of 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). Although earlier adoption is encouraged, the Company has not yet quantified or determined the timing of or method of the adoption.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities". The Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Statement must be applied to derivative instruments and to certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The Company has not yet qualified the impact of adopting SFAS No. 133 on the financials statements and has not determined the timing of or method of the adoption of SFAS No. 133. However the Statement could increase volatility in earnings.

Year 2000 Compliance. To ensure that the Company's computer systems are Year 2000 compliant, the Company continues to prepare for the Year 2000 issue. The Company has been reviewing each of its financial and operating systems to identify those that contain two-digit year codes. The Company is assessing the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by early 1999, with continuing Year 2000 compliance efforts through 1999. In addition, the Company is actively working with all of its partnerships to assess their compliance efforts and the Company's exposure resulting from Year 2000 issues.

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

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck is claiming that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In July 1998, the court granted motions to dismiss, without prejudice, the claims against Calpine Gordonsville and Calpine Auburndale.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement. As of June 30, 1998, TNP has withheld approximately $6.0 million related to transmission charges and has continued to withhold approximately $450,000 per month thereafter. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of June 30, 1998, TNP has withheld approximately $7.7 million of standby power charges and has continued to withhold approximately $270,000 per month thereafter. In addition to the Texas PUC petition, CLC has filed an action in Texas courts alleging TNP's breach of the power sales agreement and is seeking in excess of $15.0 million in damages. A trial date is scheduled for October 1998. The Company is unable to predict the outcome of either of these proceedings.

An action was filed against Lockport Energy Associates, L.P. ("LEA") and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and the Federal Energy Regulatory Commission (the "FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated PURPA and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. Although it is unable to predict the outcome of this case, in any event, the Company retains the right to require The Brooklyn Union Gas Company ("BUG") to purchase the Company's interest in the Lockport Power Plant for $18.9 million, less equity distributions received by the Company, at any time before December 19, 2001. The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

ITEM 2.  CHANGE IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 27, 1998 (the "Annual Meeting") in San Jose, California. At the Annual Meeting, stockholders voted on two matters: (i) the election of two Class II directors for a term of three years expiring in 2001 and (ii) the ratification of the appointment of Arthur Andersen L.L.P. as independent auditors for the Company for the year ending December 31, 1998. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively: (i) Election of Class II directors for a three-year term expiring in 2001 for Ann B. Curtis and V. Orville Wright, 15,649,070 FOR and 1,818,778 ABSTAIN, (ii) Election of Arthur Andersen L.L.P. as independent auditors for the year ending December 31, 1998, 17,374,404 FOR, 17,064 AGAINST and 76,380 ABSTAIN.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)-1. Reports on Form 8-K

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

        Current report dated March 31, 1998 and filed on May 15, 1998
                Item 7. Financial Statements and Exhibits - Amended Form
                        Form 8-K/A

        Current report dated May 26, 1998 and filed on June 9, 1998
                Item 5. Other Events - Announcement of Magic Valley
                        transactions.
                Item 7. Exhibits - Stock Purchase Agreement dated
                        May 1, 1998 and between Calpine Corporation and CCNG Investments, L.P.

        Current report dated March 16, 1998 and filed on July 31, 1998
                Item 5. Other Events - Announcement in a press release that the Company had completed its Rule 144A offering of an additional $100 million principal amount of 7-7/8% Senior Notes Due 2008
                Item 7. Exhibits - Press release dated July 21, 1998

(a)-2. Exhibits

The following exhibits are filed herewith unless otherwise indicated:

3.1        --  Amended  and  Restated   Certificate  of  Incorporation  of
               Calpine   Corporation, a  Delaware corporation.(b)
3.2        --  Amended and Restated Bylaws of Calpine Corporation, a Delaware
               corporation.(b)
4.1        --  Indenture dated as of February 17, 1994 between the Company and
               Shawmut Bank of Connecticut, National Association, as Trustee, including form of Notes.(a)
4.2        --  Indenture dated as of May 16, 1996 between the Company and Fleet
               National Bank, as Trustee, including form of Notes.(d)
4.3        --  Indenture dated as of July 8, 1997 between the Company and The
               Bank of New York, as Trustee, including form of Notes.(g)
4.4        --  Indenture dated as of March 31, 1998 between the Company and The
               Bank of New York, as Trustee, including form of Notes.(l)
10.1       --  FINANCING AGREEMENTS
10.1.1     --  Construction and Term Loan Agreement, dated as of January 30,
               1992, between Sumas Cogeneration
               Company, L.P., The Prudential Insurance Company of America and
               Credit Suisse, New York Branch.(a)
10.1.2     --  Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24,  1993, between Sumas Cogeneration Company, L.P.,
               The Prudential Insurance Company of America and Credit Suisse,
               New York Branch.(a)
10.1.3     --  Lease dated as of April 24, 1996 between BAF Energy A California
               Limited Partnership, Lessor, and Calpine King City Cogen, LLC,
               Lessee.(c)
10.1.4     --  Credit Agreement, dated as of August 28, 1996, among Calpine
               Gilroy Cogen,  L.P. and Banque Nationale de Paris.(b)
10.1.5     --  Credit Agreement, dated as of September 25, 1996, among Calpine
               Corporation and The Bank of Nova Scotia.(c)
10.1.6     --  Credit Agreement, dated December 20, 1996, among Pasadena
               Cogeneration L.P. and ING (U.S.) Capital Corporation and The
               Bank Parties Hereto.(e)
10.2       --  PURCHASE AGREEMENTS
10.2.1     --  Asset Purchase Agreement, dated as of August 28, 1996, among
               Gilroy Energy Company, McCormick & Company, Incorporated and
               Calpine Gilroy Cogen, L.P.(d)
10.2.2     --  Noncompetition/Earnings Contingency Agreement, dated as of
               August 28, 1996,  among Gilroy Energy Company, McCormick &
               Company, Incorporated and Calpine Gilroy Cogen, L.P.(d)
10.2.3     --  Purchase and Sale Agreement dated March 27, 1997 for the purchase and sale of shares of Enron/Dominion Cogen Corp.
               Common Stock among Enron Power Corporation and Calpine
               Corporation. (i)
10.2.4     --  Stock Purchase and Redemption Agreement dated March 31, 1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and Calpine
               Finance (i)

10.2.5     --  Stock Purchase Agreement Among Gas Energy Inc., Gas Energy
               Cogeneration Inc., Calpine Eastern Corporation and Calpine Corporation dated August 22, 1997.(h)
10.2.6     --  First Amendment to the Stock Purchase Agreement Among Gas
               Energy Inc., Gas Cogeneration Inc.,
               The Brooklyn Union Gas Company and Calpine Eastern Corporation and Calpine Corporation dated August 22, 1997; as amended on December 19, 1997. (h)
10.2.7     --  Amended and Restated Cogenerated Electricity Sale and Purchase
               Agreement by and between Cogenron Inc., and Texas Utilities Electric Company dated June 12, 1985; as previously amended, and as amended and restated on December 29, 1997. (h)
10.2.8     --  Agreement for the Purchase of Electrical Power and Energy
               between Capital Cogeneration Company Ltd. And Texas-New Mexico Power Company Agreement.(h)
10.2.9     --  Stock Purchase Agreement dated May 1, 1998 and between Calpine
               Corporation and CCNG Investments, L.P.(k)
10.3       --  POWER SALES AGREEMENTS
10.3.1     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P.(formerly Santa Rosa Geothermal Company, L.P.), Amendment dated
               October 17, 1985, Second Amendment dated October 19, 1988, and related documents.(a)
10.3.2     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P.(formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents.(a)
10.3.3     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and related documents.(a)
10.3.4     --  Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and Amendment thereto dated September 30, 1991.(a)
10.3.5     --  Long-Term Energy and Capacity Power Purchase Agreement, dated
               December 5,1985, between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August 18, 1988 and
               June 9, 1991. (b)
10.3.6     --  Amended and Restated Energy Sales Agreement, dated December 16,
               1996, between Phillips Petroleum Company and Pasadena Cogeneration, L.P.(e)
10.4       --  STEAM SALES AGREEMENTS
10.4.1     --  Amendment to the Steam and Electricity Service Agreement
               between Cogenron Inc. and Union Carbide
               Corporation dated June 12, 1985. (h)
10.6       --  GAS SUPPLY AGREEMENTS
10.6.1     --  Gas Sale and Purchase Agreement, dated as of December 23,
               1991, between ENCO Gas, Ltd. and Sumas Cogeneration Company, L.P.(a)
10.6.2     --  Gas Management Agreement, dated as of December 23, 1991, between Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd.
               And Sumas Cogeneration Company,  L.P.(a)
10.8       --  GENERAL

10.8.1     --  Limited Partnership Agreement of Sumas Cogeneration Company,
               L.P., dated as of August 28, 1991, between Sumas Energy, Inc.
               and Whatcom Cogeneration Partners, L.P.(a)
10.8.2     --  First Amendment to Limited Partnership Agreement of Sumas
               Cogeneration Company, L.P., dated as of January 30, 1992, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
10.8.3     --  Second Amendment to Limited Partnership Agreement of Sumas
               Cogeneration Company, L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
10.8.4     --  Amended and Restated Limited Partnership Agreement of Geothermal
               Energy Partners Ltd., L.P., dated as of May 19, 1989, between Western Geothermal Company, L.P., Sonoma Geothermal Company, L.P., and Cloverdale Geothermal Partners, L.P.(a)
10.8.5     --  Ground Lease Agreement, between Union Carbide Corporation and Northern Cogeneration One Company, dated January 1, 1986.(h)
10.9.1     --  Calpine Corporation Stock Option Program and forms of agreements thereunder.(a)
10.9.2     --  Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
10.9.3     --  Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(b)
10.10.1    --  Amended and Restated Employment Agreement between Calpine
               Corporation and Mr.  Peter Cartwright.(b)
10.10.2    --  Senior Vice President Employment Agreement between Calpine
               Corporation and Ms. Ann B. Curtis.(b)
10.10.3    --  Senior Vice President Employment Agreement between Calpine
               Corporation and Mr. Lynn A. Kerby.(b)
10.10.4    --  Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter.(b)
10.10.5    --  Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly.(b)
10.10.6    --  First Amended and Restated Consulting Contract between Calpine
               Corporation and Mr. George J. Stathakis.(b)
10.11      --  Form of Indemnification Agreement for directors and officers. (b)
21.1       --  Subsidiaries of the Company.(d)
27.0       --  Financial Data Schedule.*
____________

(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 Registration Statement No. 33-73160.

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 Registration Statement No. 333-07497.

(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 1, 1996 and filed on May 14, 1996.

(d) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(e) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996, filed on March 27, 1996.

(f) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1997 and filed on May 12, 1997.

(g) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.

(h)   Incorporated by reference to Registrant's Annual Report on
      Form 10-K/A dated December 31, 1997 and filed on April 1, 1998.

(i)   Incorporated by reference to Registrant's Current Report on
      Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(j) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1998 and filed on April 14, 1998.

(k)   Incorporated by reference to Registrant's Current Report on
      Form 8-K dated May 26, 1998 and filed on June 9, 1998.

(l)   Incorporated by reference to Registrant's Registration Statement on
      Form S-4, filed on August 10, 1998 Registration Statement No. 333-61047.

*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      /s/  Ann B. Curtis                            Date:    August 13, 1998
         --------------------------
         Ann B. Curtis
         Senior Vice President
         (Chief Financial Officer)



By:      /s/  Gloria S. Gee                            Date:    August 13, 1998
         --------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)