Form 10-Q
period 1998-09-30
CALPINE CORP
filed 1998-11-16
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________


                                    FORM 10-Q



     [ X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934 for the quarter ended September 30, 1998


     [   ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from _____________________ to ______________________


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

     $0.001 par value Common Stock: 20,151,581 shares outstanding on November 9, 1998

                      CALPINE CORPORATION AND SUBSIDIARIES

                               Report on Form 10-Q
                    For the Quarter Ended September 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION ............................................ Page

ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997 ..............    3

                  Condensed Consolidated Statements of Operations
                    Three and Nine Months Ended September 30, 1998 and 1997    4

                  Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997 .........    5

                  Notes to Condensed Consolidated Financial Statements ....    6

ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   15

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................   23

ITEM 2.  Change in Securities .............................................   24

ITEM 3.  Defaults Upon Senior Securities ..................................   24

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............   24

ITEM 5.  Other Information ................................................   24

ITEM 6.  Exhibits and Reports on Form 8-K .................................   24


Signatures ................................................................   27

ITEM 1.    FINANCIAL STATEMENTS

                                        CALPINE CORPORATION AND SUBSIDIARIES
                                       Condensed Consolidated Balance Sheets
                                     September 30, 1998 and December 31, 1997
                                                  (in thousands)

                                                                September 30,  December 31,
                                                                    1998           1997
                                                               -------------- --------------
                                 ASSETS                          (unaudited)
Current assets:
   Cash and cash equivalents .................................   $  100,620   $   48,513
   Accounts receivable from others ...........................       96,206       35,133
   Accounts receivable from related parties ..................        4,610        7,672
   Prepaid operating lease, current portion ..................       15,246       13,652
   Inventory .................................................       13,926        6,015
   Collateral securities, current portion ....................        1,820        6,036
   Loans receivable from related parties, current portion ....        1,200       30,507
   Other current assets ......................................        9,988       19,050
                                                                 ----------   ----------
       Total current assets ..................................      243,616      166,578

Property, plant and equipment, net ...........................    1,047,995      719,721
Investments in power projects ................................      187,206      222,542
Project development costs ....................................       20,076        4,614
Collateral securities, net of current portion ................       87,939       87,134
Loans receivable from related parties, net  of current portion           --      101,304
Notes receivable from related parties ........................       10,080       16,053
Restricted cash ..............................................       15,631       15,584
Deferred financing costs .....................................       22,034       20,493
Other assets .................................................       40,522       26,933
                                                                 ----------   ----------
       Total assets ..........................................   $1,675,099   $1,380,956
                                                                 ==========   ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................   $   42,770   $   30,441
   Accrued interest payable ..................................       13,735       18,025
   Accrued maintenance reserve ...............................       11,321           --
   Accrued payroll and related expenses ......................        7,268        4,950
   Current portion of non-recourse project financing .........        3,168      112,966
   Other current liabilities .................................       18,273       12,204
                                                                 ----------   ----------
       Total current liabilities .............................       96,535      178,586

Non-recourse project financing, net of current portion .......      118,935      182,893
Senior Notes .................................................      950,522      560,041
Deferred income taxes, net ...................................      141,130      142,050
Deferred lease incentive .....................................       68,706       71,383
Other liabilities ............................................       26,446        6,047
                                                                 ----------   ----------
       Total liabilities .....................................    1,402,274    1,141,000
                                                                 ----------   ----------
Stockholders' equity:
   Common stock ..............................................           20           20
   Additional paid-in capital ................................      168,766      167,542
   Retained earnings .........................................      104,039       72,394
                                                                 ----------   ----------
       Total stockholders' equity ............................      272,825      239,956
                                                                 ----------   ----------
       Total liabilities and stockholders' equity ............   $1,675,099   $1,380,956
                                                                 ==========   ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------  ------------------------
                                                        1998         1997         1998         1997
                                                     ----------- ------------  -------------- ---------
Revenue:
   Electricity and steam sales ...................   $ 168,561    $  79,441    $ 347,359    $ 175,767
   Service contract revenue ......................       7,835        3,342       16,363        6,871
   Income from unconsolidated investments in power
   projects.......................................       9,778        3,313       16,631        7,477

   Interest income on loans to power projects ....          --        6,809        2,562        9,765
                                                      --------    ---------    ---------    ---------
      Total revenue ..............................     186,174       92,905      382,915      199,880

Cost of revenue:
   Plant operating expenses, depreciation,
   operating lease expense and production royalties    112,178       40,435      241,515      104,711
   Service contract expenses .....................       4,926        2,704       11,714        6,223
                                                      --------    ---------    ---------    ---------
      Total cost of revenue ......................     117,104       43,139      253,229      110,934
                                                      --------    ---------    ---------    ---------
Gross profit .....................................      69,070       49,766      129,686       88,946

Project development expenses .....................       1,722        1,764        4,841        5,711
General and administrative expenses ..............       7,389        4,618       18,431       13,202
                                                      --------    ---------    ---------    ---------
      Income from operations .....................      59,959       43,384      106,414       70,033


Other expense (income):
   Interest expense ..............................      24,348       17,219       65,138       43,364
   Interest income ...............................      (3,695)      (3,280)      (9,389)     (10,169)
   Other expense (income), net ...................          72         (616)        (834)      (1,620)
                                                      --------    ---------    ---------    ---------
      Income before provision for income taxes ...      39,234       30,061       51,499       38,458


Provision for income taxes .......................      15,820       10,914       19,213       13,951
                                                      --------    ---------    ---------    ---------
   Income before extraordinary charge ............      23,414       19,147       32,286       24,507

   Extraordinary charge for retirement of debt,
   net of tax benefit of $233, $-- and $441, $--           339           --          641           --
                                                      --------    ---------    ---------    ---------
   Net income .................................      $  23,075    $  19,147    $  31,645    $  24,507
                                                     =========    =========    =========    =========
Basic earnings per common share:
    Weighted average shares outstanding ..........      20,137       19,975       20,083       19,913
    Income before extraordinary charge ...........   $    1.16    $    0.96    $    1.61    $    1.23
    Extraordinary charge .........................   $   (0.01)   $      --    $   (0.03)   $      --
    Net income ...................................   $    1.15    $    0.96    $    1.58    $    1.23

Diluted earnings per common share:
    Weighted average shares outstanding ..........      21,172       21,056       21,091       21,011
    Income before extraordinary charge ...........   $    1.11    $    0.91    $    1.53    $    1.17
    Extraordinary charge .........................   $   (0.02)   $      --    $   (0.03)   $      --
    Net income ...................................   $    1.09    $    0.91    $    1.50    $    1.17

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                                    Nine Months Ended
                                                                       September 30,
                                                                 ----------------------
                                                                    1998         1997
                                                                 ----------   ---------
Net cash provided by operating activities ....................   $  72,931    $  66,429
                                                                 ---------    ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment ..............     (39,417)     (89,281)
   Acquisitions ..............................................    (225,176)    (199,969)
   Repayment of notes receivable .............................      13,814       21,137
   Investments in power projects and project development costs     (23,288)      (3,172)
   Maturities of collateral securities .......................       6,030        5,350
   (Increase)/decrease in restricted cash ....................         (47)      37,024
   Other, net ................................................      (1,200)          67
                                                                  ---------    ---------
       Net cash used in investing activities ...............      (269,284)    (228,844)
                                                                  ---------    ---------
Cash flows from financing activities:
   Borrowings of non-recourse project financing ..............      56,424        4,950
   Repayments of non-recourse project financing ..............    (195,911)    (118,209)
   Proceeds from issuance of Senior Notes ....................     400,000      275,000
   Repayments of notes payable ...............................      (8,250)      (7,131)
   Repayments to bank ........................................        --        (11,031)
   Borrowings from bank ......................................        --        125,000
   Proceeds from the sale of common stock ....................       1,053        1,111
   Financing costs ...........................................      (4,856)      (9,542)
   Other, net ................................................        --            807
                                                                 ---------    ---------
         Net cash provided by financing activities ...........     248,460      260,955
                                                                 ---------    ---------

Net increase in cash and cash equivalents ....................      52,107       98,540
Cash and cash equivalents, beginning of period ...............      48,513      100,010
                                                                 ---------    ---------
Cash and cash equivalents, end of period .....................   $ 100,620    $ 198,550
                                                                 =========    =========
 Supplementary information cash paid during the period for:
   Interest ..................................................   $  71,971    $  36,314
   Income taxes ..............................................   $     188    $   1,185



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

Capitalized Interest - The Company capitalizes interest on projects during the development and construction period. For the nine months ended September 30, 1998 and 1997, the Company capitalized $6.9 million and $2.6 million of interest in connection with the development and construction of power plants.

Derivative Financial Instruments - The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations in anticipation of certain debt commitments. The instruments' cash flows mirror those of the underlying exposure. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are being amortized over the respective lives of the underlying transaction or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold.

Power Marketing - The Company, through its wholly-owned subsidiary Calpine Power Services Company ("CPSC"), markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes financial instruments to manage its exposure to commodity price fluctuations. On September 30, 1998, CPSC held swap contracts with several entities in order to ensure fulfillment of certain sales contracts for the period from September 30, 1998 to March 31, 1999.

At September 30, 1998, CPSC had no net open positions which would expose the Company to risks of fluctuating market prices. These types of risks could have an adverse impact on the Company's financial position or results of operations. However, the Company actively manages its positions, and it is the Company's policy to not have any open positions. CPSC values its portfolio using the aggregate lower of cost or market method. An allowance is recorded for net aggregate losses of the entire portfolio resulting from the effect of market changes on net open positions. Net gains are recognized when realized. The Company's credit risk associated with power contracts results from the risk-of-loss on non-performance by counter parties. The Company reviews and assesses counter party risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counter parties.

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

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

Impact of Recent Accounting Pronouncements - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). Although earlier adoption is encouraged, the Company has not yet quantified or determined the timing of or method of the adoption.

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

The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase volatility in earnings.

Note 3.    Accounts Receivable

At September 30, 1998, accounts receivable totaled $100.8 million, which included $4.6 million receivable from related parties. Accounts receivable from related parties at September 30, 1998 and December 31, 1997 included the
following   (in    thousands):

                                           September 30,      December 31,
                                               1998              1997
                                           ------------        -----------
Stonybrook Power Plant ...................   $3,157             $4,140
Agnews Power Plant .......................      271                269
Sumas Power Plant ........................      462                527
Aidlin Power Plant .......................      553                275
KIAC Partners ............................      167                 68
Texas Cogeneration Company (1) ...........       --                903
Bethpage Power Plant (2) .................       --              1,490
                                             ------             ------
  Accounts receivable from related parties   $4,610             $7,672
                                             ======             ======

(1) On March 31, 1998, the Company  acquired the remaining 50% interest in Texas
     Cogeneration  Company.
(2) On February 5, 1998, the Company  acquired the remaining 55% interest in TBG
     Cogen Partners.

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998


Note 4.    Results of Unconsolidated Investments in Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                          Nine Months Ended
                                            ------------------------------------------
                                               September 30,          September 30,
                                                   1998                   1997
                                             ------------------     ------------------
Condensed Statement of Operations:
  Revenue                                    $         366,412      $        136,418
  Net income                                 $          79,378      $         23,024

Company's share of net income                $          16,631      $          7,477

                                                   As of                  As of
                                               September 30,          December 31,
                                                   1998                   1997
                                             ------------------     ------------------
Condensed Balance Sheet:
  Assets                                     $       1,383,137      $       1,693,454
  Liabilities                                $       1,097,254      $       1,276,922

  Investments                                $         186,437      $         220,623
  Project development costs                  $             770      $           1,919
                                             -----------------      -----------------
     Total investments                       $         187,207      $         222,542
                                             =================      =================

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                                               Nine Months Ended September 30,
                                  ------------------------------------------------------
                                                  Investments in          Service
                                  Ownership       Power Projects       Contract Revenue
                                  Percentage    1998        1997       1998       1997
                                  ------------------------------------------------------
Sumas Power Plant (1).........         --    $  4,052    $  5,423    $  1,231   $  1,545
Agnews Power Plant ...........         20         (65)        (45)      1,382      1,299
Aidlin Power Plant ...........          5         433         272       2,440      2,239
Auburndale Power Plant .......         50        (956)         --          --         --
Gordonsville Power Plant .....         50       2,291          --          --         --
KIAC Partners ................         50       2,837          --          --         --
Stonybrook Power Plant .......         50       1,119          --          --         --
Lockport Power Plant .........         11       2,593          --          --         --
Texas Cogeneration Company (2)         --       4,327       1,827       2,749      1,430
                                              -------    --------    --------   --------
    Total ....................                $16,631    $  7,477    $  7,802   $  6,513
                                              =======    ========    ========   ========

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

(2) On March 31, 1998, the Company acquired the remaining 50% interest in Texas Cogeneration Company.

                      CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

Note 5.    Repayment of Non-Recourse Project Financing

On March 31, 1998, the Company repaid $89.6 million to The Bank of Nova Scotia which represented the outstanding balance on the original $125.0 million of non-recourse project financing utilized to fund a portion of the purchase of the original 50% interest in Texas Cogeneration Company, and the purchase of $155.6 million of notes receivable from the related projects. The Company refinanced the non-recourse project financing with a portion of the net proceeds from the initial $300.0 million offering of 7-7/8% Senior Notes Due 2008 ("Senior Notes Due 2008"), (See Note 11).

Note 6.    Tiverton Transaction

On September 28, 1998, the Company entered into a partnership agreement with Energy Management, Inc. ("EMI") to acquire an ownership interest in a 265 megawatt gas-fired plant under development in Tiverton, Rhode Island. EMI and the Company will be co-general partners for this project, with EMI acting as the Managing General Partner. The Company invested $40.0 million of equity in the merchant power plant, which is scheduled to go into commercial operation in May 2000. The Company will receive up to 63% of all cash and income distributions from the Tiverton project until it receives a 10.5% pre-tax rate of return. Thereafter, the Company will receive 50% of all distributions.

Note 7.    Sonoma Transaction

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

Note 8.    Dow Pittsburg Transaction

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

Note 9.    Texas City and Clear Lake Transaction

On March 31, 1998, the Company acquired the remaining 50% interest in the Texas City Power Plant and the Clear Lake Power Plant for a purchase price of $52.8 million in cash. The Company has certain contingent purchase payments that could approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. The Company acquired the remaining interests in these plants by purchasing the capital stock of Texas Cogeneration Company ("TCC") from Dominion Cogen, Inc. ("DCI"). As part of this transaction, the Company now owns a 7.5% interest in the Bayonne Power Plant, a gas-fired power plant located in Bayonne, NJ. The Company purchases the majority of its natural gas for the Texas power plants from Enron Capital & Trade Resources Corp. In connection with the acquisition, the Company paid approximately $105.3 million to restructure certain gas contracts with Enron Capital & Trade Resources Corp.

The purchase of the capital stock from DCI and the payment for the restructuring of certain gas contracts were funded

                     CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

with a portion of the net proceeds from the issuance of the Senior Notes Due 2008 (See Note 11). The acquisition was accounted for as a purchase.

On June 23, 1997, the Company acquired the initial 50% interest in the Texas City and Clear Lake Power Plants through the acquisition of 50% of the capital stock of Enron/Dominion Cogen Corp. ("EDCC") from a subsidiary of Enron Corp. EDCC was subsequently renamed TCC. In addition to the purchase of the capital stock of TCC in June 1997, the Company purchased from the project lenders $155.6 million of outstanding debt on the Texas City and Clear Lake Power Plants (approximately $53.0 and $102.6 million, respectively).

The following represents unaudited pro forma results of operations for the year ended December 31, 1997 and for the nine months ended September 30, 1998, assuming the acquisition occurred as of January 1, 1997 (in thousands, except per share data):

                                    Nine Months Ended     Twelve Months Ended
                                    September 30, 1998      December 31, 1997
                                    ------------------     ------------------
Revenue ....................          $     451,138          $     555,955
Net income .................          $      34,803          $      69,275
Basic earnings per share ...          $        1.73          $        3.47
Diluted earnings per share..          $        1.65          $        3.30

Note 10.   Bethpage Transaction

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

Upon the acquisition of the remaining 55% interest, the Company assumed the outstanding debt of TBG Cogen. On March 31, 1998, the Company made a payment to Toronto Dominion, Inc. of approximately $38.2 million to pay off the existing project debt, accrued interest, and a related interest rate swap with a portion of the net proceeds from the Senior Notes Due 2008 (See Note 11). The acquisition was accounted for as a purchase.

Note 11.   Financial Instruments

On March 5, 1998, the Company terminated an existing forward Treasury bond entered into in February 1998 in anticipation of the Senior Notes Due 2008 offering. The Company closed its position prior to the pricing date of the debt, which resulted in a gain of $2.3 million. The gain was deferred and is recognized as an offset to interest expense over the remaining life of the Senior Notes Due 2008 using the effective interest method.

On March 31, 1998, the Company completed its Rule 144A offering of $300.0 million Senior Notes Due 2008. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $293.5 million. Proceeds from the Senior Notes Due 2008 were used as follows: (i) $52.8 million for the purchase of the remaining 50% interest in TCC (See Note 9), (ii) $105.3 million for the restructuring of certain gas contracts associated with the TCC acquisition (See Note 9), (iii) $89.6 million for the outstanding principal on the non-recourse project financing provided by The Bank of Nova Scotia (See Note 5), and (iv) $38.2 million for the outstanding debt on the Bethpage Power Plant (See Note 10). Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes Due 2008 using the effective interest rate method. Subsequent to this offering, on July 24, 1998, the Company completed the Rule 144A offering of an additional $100.0 million Senior Notes Due 2008, which mature on April 1, 2008, and bear interest payable semi-annually on April 1 and October 1 of each year commencing October 1, 1998. After deducting discounts to initial purchasers and expenses of the offering, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $98.8 million. With the net proceeds, the Company has repaid in full the non-recourse project financing

                     CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

on the Pasadena 1 Power Plant of $52.1 million to ING Capital Corp. Additionally, the Company expects to use approximately $30.0 million for the remaining construction costs on the Pasadena 1 Power Plant. The remainder of the net proceeds will be used for the acquisition and development of power generation facilities and for general corporate purposes. Transaction costs incurred in connection with the debt offering were recorded as a deferred charge and are amortized over the ten-year life of the Senior Notes Due 2008 using the effective interest rate method.

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

Note 12.   Revolving Credit Facility and Line of Credit

On May 15, 1998, the Company replaced its $50.0 million credit facility with a $100.0 million credit facility, which has a three-year term expiring in May 2001. The Company's $100.0 million credit facility is available through a consortium of commercial lending institutions with The Bank of Nova Scotia as agent. At September 30, 1998, the Company had no borrowings and $26.7 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at the London Interbank Offered Rate ("LIBOR") plus an applicable margin. Interest is paid on the last day of each interest period for such loans, but not less often than quarterly.

Note 13.   Earnings per Share

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

Periods Ended September 30,                                1998                                   1997
                                          --------------------------------------- -------------------------------------
                                               Net                                    Net         Shares
                                              Income       Shares        EPS        Income                     EPS
-----------------------------------------------------------------------------------------------------------------------
Three Months:
Basic earnings per common share:
  Income before extraordinary charge        $    23,414      20,137  $    1.16    $    19,147       19,975   $   0.96
  Extraordinary  charge net of tax  benefit
   of $233, $--                                     339                  (0.01)            --                      --
                                            -----------               --------    -----------                --------
  Net income                                $    23,075      20,137   $   1.15    $    19,147       19,975   $   0.96
                                            ===========               ========    ===========                ========
Common shares issuable upon
   Exercise of stock options using
    treasury stock method                                     1,035                                  1,081
                                                            -------                                 ------
Diluted earnings per common share
  Income before extraordinary charge        $    23,414      21,172  $    1.11    $    19,147       21,056   $   0.91
  Extraordinary  charge net of tax  benefit
   of $233, $--                                     339                  (0.02)            --                      --
                                            -----------               --------    -----------                --------
  Net income                                $    23,075      21,172   $   1.09    $    19,147       21,056   $   0.91
                                            ===========     =======   ========    ===========       ======   ========

                     CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

                                               Net                                    Net         Shares
                                              Income       Shares        EPS        Income                     EPS
-----------------------------------------------------------------------------------------------------------------------
Nine Months:
Basic earnings per common share:
  Income before extraordinary charge        $    32,286      20,083   $   1.61    $    24,507       19,913   $   1.23
  Extraordinary  charge net of tax  benefit
   of $441, $--                                     641                  (0.03)            --                      --
                                            -----------               --------    -----------                --------
  Net income                                $    31,645      20,083   $   1.58    $    24,507       19,913   $   1.23
                                           ===========               ========    ===========                ========
Common shares issuable upon
   exercise of stock options using
    treasury stock method                                     1,008                                  1,098

Diluted earnings per common share:
  Income before extraordinary charge        $    32,286      21,091   $   1.53    $    24,507       21,011   $   1.17
  Extraordinary  charge net of tax  benefit
   of $441, $--                                     641                  (0.03)            --                      --
                                            -----------               --------    -----------                --------
  Net income                                $    31,645      21,091   $   1.50    $    24,507       21,011   $   1.17
                                            ===========     =======   ========    ===========       ======   ========

For the three months ended September 30, 1998, the Company recognized an extraordinary charge of $339,000 or $0.01 per share (net of tax benefit of $207,000) as a result of the repurchase of $4.3 million of the 10-1/2% Senior Notes Due 2006. Year-to-date the Company has recognized a $641,000 extraordinary charge (net of tax benefit of $441,000), for the repurchase of $8.3 million of the 10-1/2% Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

Unexercised employee stock options to purchase 49,000 and 47,500 shares of the Company's common stock during the nine months ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

Note 14.   CCNG Investments Transaction

On May 1, 1998, the Company granted CCNG Investments, L.P. ("CCNG") options to purchase 1.1 million shares of the Company's common stock ("Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, CCNG had the one-time right prior to September 28, 1998, to elect to purchase from the Company up to 1.0 million shares of the Company's common stock, $0.001 par value. CCNG did not exercise any part of this right. Additionally, prior to December 31, 1998, CCNG has the one-time right to purchase from the Company up to 50,000 shares of common stock at a price of $17-7/8 per share. To date, CCNG has not exercised its option to purchase any shares.

Note 15.   Commitments and Contingencies

Royalties and Leases - The Company is committed under several geothermal leases and right-of-ways, easements and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-ways, easements and surface agreements are based on flat rates and are not material.

Office and Equipment Leases - The Company leases its corporate office, Santa Rosa, Houston, and Boston office facilities and certain office equipment under non-cancelable operating leases expiring through 2002. Future minimum lease payments under these leases for the remainder of 1998 are approximately $360,000.

Greenleaf Operating Lease - In August 1998, the Company entered into a sales and leaseback transaction for certain plant and equipment of its Greenleaf 1&2 Power Plants, two 49.5 megawatt gas-fired cogeneration facilities located in Sutter
County, California for a net book value of $108.6 million. Under the terms of the agreement, the Company received approximately $559,000 for the sale of all its rights, title and interest in the stock of Calpine Greenleaf Corporation, and transferred all non-recourse project financing of $71.6 million and deferred taxes of $39.8 million. Annual rent payments under the operating lease agreements for 1998 are approximately $4.9 million with future rent payments from 1999 to 2004 continuing at $9.0 million per year and $71.6 million thereafter through June 2014. A gain of $2.8 million was recorded on the balance sheet and is being amortized and recognized over the term

                     CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

of the lease on June 2014. Additionally, the Company has an early purchase option expiring September 30, 2003 to exercise the end of term purchase.

Watsonville Operating Lease - In June 1995, the Company acquired a 14.5 year operating lease (through December 2009) for the 28.5 megawatt natural gas-fired cogeneration power plant located in Watsonville, California. Under the terms of the lease, basic and contingent rents are payable each month during the period from July through December. At September 30, 1998 basic rent payments were $2.9 million each for 1997 and 1998, respectively. Future payments from 1998 to 2001 will equal $2.9 million per annum, and $24.4 million thereafter through December 2009. Contingent rent expense for the nine months ended September 30, 1998 and 1997 was $398,000 and $483,000 respectively. This expense is based on the net of revenues less all operating expenses, fees, reserve requirements, basic rent and supplemental rent payments. Of the remaining balance, 60% is distributed to the lessor and 40% is retained by the Company.

King City Operating Lease - In April 1996, the Company entered into a long-term operating lease with BAF Energy, A California Limited Partnership ("BAF"), for a 120 megawatt natural gas-fired cogeneration power plant located in King City, California. The power plant generates electricity for sale to PG&E pursuant to a long-term PSA through 2019 and provides steam to a vegetable processing plant. Under the terms of the lease the Company makes semi-annual lease payments to BAF on each February 15 and August 15, a portion of which is supported by a $89.8 million collateral fund owned by the Company. The collateral fund consists of investment grade and U.S. Treasury Securities that mature serially in amounts equal to a portion of the lease payment. The collateral fund securities are classified as held-to-maturity investments. As of September 30, 1998 future rent payments are $4.8 million for 1998, $19.4 million for 1999, $20.1 million for 2000, $20.8 million for 2001, and $183.2 million thereafter.

Legal Matters - On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck is claiming that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In July 1998, the court granted motions to dismiss, without prejudice, the claims against Calpine Gordonsville, Inc. and Calpine Auburndale, Inc. In August 1998, Indeck filed an amended complaint and the defendants filed motions to dismiss. A hearing on those motions is scheduled for January 1999. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement. As of September 30, 1998, TNP has withheld approximately $7.9 million related to transmission charges and has continued to withhold approximately $450,000 per month thereafter. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of September 30, 1998, TNP has withheld approximately $7.7 million of standby power charges and has continued to withhold approximately $270,000 per month thereafter. In addition to the Texas PUC petition, CLC has filed an action in Texas courts alleging TNP's breach of the power sales agreement and is seeking in excess of $15.0 million in damages. A trial date is scheduled for January 1999. The Company is unable to predict the outcome of either of these proceedings.

An action was filed against Lockport Energy Associates, L.P. ("LEA") and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and the Federal Energy Regulatory Commission (the "FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated Public Utility Regulatory Policies Act of 1978 as amended,

                     CALPINE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 1998

("PURPA") and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. Although it is unable to predict the outcome of this case, in any event, the Company retains the right to require The Brooklyn Union Gas Company ("BUG") to purchase the Company's interest in the Lockport Power Plant for $18.9 million, less equity distributions received by the Company, at any time before December 19, 2001.

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

Overview

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and steam principally in the United States. At September 30, 1998, the Company had interests in 26 power plants and steam fields in six states and Mexico, having an aggregate capacity of 3,097 megawatts.

On February 5, 1998, the Company acquired the remaining 55% interest in, and assumed operations and maintenance of, the Bethpage Power Plant. The Company purchased the remaining interests for approximately $5.0 million. Additionally, on March 31, 1998 the Company repaid all outstanding project debt of $38.2 million related to the Bethpage Power Plant.

On March 31, 1998, the Company completed the acquisition of the remaining 50% interest in TCC, which is the owner of the Texas City and Clear Lake Power Plants. The Company paid $52.8 million in cash and must make certain contingent purchase payments that will approximate 2.2% of project revenue beginning in the year 2000, increasing to 2.9% in 2002. As part of this acquisition, the Company owns a 7.5% interest in the Bayonne Power Plant, a 165 megawatt natural gas-fired cogeneration power plant located in Bayonne, NJ. In addition, the Company paid $105.3 million to restructure certain gas contracts related to this acquisition.

On July 13, 1998, the Company signed a letter of intent to enter into a joint venture to develop, own and operate approximately 2,000 megawatts of new natural gas-fired power plants in northern California, to primarily serve the San Francisco Bay Area. The natural gas-fired plants are to be constructed by Bechtel and operated by the Company. The Company intends for its first plant developed under the joint venture to be an 800 megawatt unit located at the Dow Chemical facility in Pittsburg, CA.

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

On August 28, 1998, the Company entered into a sales and leaseback transaction for certain plant and equipment of its Greenleaf 1&2 Power Plants, two 49.5 megawatt gas-fired cogeneration facilities located in Sutter County, California for a net book value of $108.6 million. Under the terms of the agreement, the Company received approximately $559,000 for the sale of all its rights, title and interest in the stock of Calpine Greenleaf Corporation, and transferred all non-recourse project financing of $71.6 million and deferred taxes of $39.8 million. Annual rent payments under the operating lease agreements for 1998 are approximately $4.9 million with future rent payments from 1999 to 2004 continuing at $9.0 million per year and $71.6 million thereafter through June 2014. A gain of $2.8 million was recorded on the balance sheet and is being amortized and recognized over the term of the lease of June 2014. Additionally, the Company has an early purchase option expiring September 30, 2003 to exercise the end of term purchase.

On September 28, 1998, the Company entered into a partnership agreement with Energy Management, Inc. ("EMI") to acquire an ownership interest in a 265 megawatt gas-fired plant under construction in Tiverton, Rhode Island. EMI and the Company will be co-general partners for this project, with EMI acting as the Managing General Partner. The Company invested $40.0 million of equity in the merchant power plant, which is scheduled to go into commercial operation in May 2000. The Company will receive up to 63% of all cash and income distributions from the Tiverton project until it receives a 10.5% pre-tax rate of return. Thereafter, the Company will receive 50% of all distributions.

Selected Operating Information

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in the Company's Condensed Consolidated Statements of Operations (in thousands, except megawatts and price per kilowatt hour data).

                                Three Months Ended           Nine Months Ended
                                  September 30,                September 30,
                             ---------------------------------------------------
                                 1998         1997          1998        1997
                             ---------------------------------------------------
Power Plants:
    Electricity revenues:
      Energy ..............   $   89,150   $   33,180   $  182,885   $   77,451
      Capacity ............   $   67,361   $   35,105   $  134,464   $   67,048
    Megawatt hours produced    2,665,399      730,412    4,995,089    1,551,078
    Average energy price ..   $  0.03345   $  0.04543   $  0.03661   $  0.04993
       per kilowatt hour

Steam Fields:
    Steam revenue: ........   $   12,050   $   11,156   $   30,010   $   31,268
    Megawatt hours produced      658,766      693,367    1,637,402    1,972,439
    Average price per .....   $  0.01829   $  0.01609   $  0.01833   $  0.01585
       kilowatt hour

Megawatt hours produced at the power plants increased significantly for the three and nine months ended September 30, 1998, primarily due to production at the Pasadena, Texas City, Clear Lake, Bethpage and Pittsburg Power Plants for the three and nine months ended September 30, 1998.

Other Financial Ratio Data

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                            Three Months Ended   Nine Months Ended
                                              September 30,         September 30,
                                           -------------------- --------------------
                                              1998       1997       1998       1997
                                           -------------------- --------------------
Depreciation and amortization ..........   $ 33,749   $ 13,370   $ 65,852   $ 36,919
Interest expense per indenture .........   $ 25,976   $ 18,583   $ 69,187   $ 47,204
EBITDA .................................   $ 93,434   $ 64,702   $187,016   $127,398
EBITDA to interest expense per indenture   $  3.60x   $  3.48x   $  2.70x   $  2.70x

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

Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

Revenue -- Total revenue was $186.2 million and $382.9 million for the three and nine months ended September 30, 1998, as compared to $92.9 and $199.9 million for the comparable periods in 1997.

     Electricity and steam sales revenue increased 112% and 98% to $168.6 million and $347.4 million in 1998 compared to $79.4 million and $175.8 million for the comparable three and nine months ended September 30, 1997. These results were achieved from an existing portfolio of projects performing as expected and due to acquisitions completed earlier in the year. The newly acquired power plants at Texas City, Clear Lake, Pittsburg and Bethpage accounted for $82.7 million or 49% of the Company's third quarter electricity revenues. Additionally, the Company benefited from the startup of its first merchant power plant in Pasadena, Texas which became operational in July 1998. The increase in revenues at the Texas City, Clear Lake and Pasadena Power Plants during the third quarter were attributable to higher energy prices which were the result of a shortage of capacity to support higher energy demands caused by unusually hot weather in Texas during the period. The increase in electricity and steam sales revenues for the nine months ended September 30, 1998 was due to $163.0 million of electricity revenues at the Texas City, Clear Lake, Bethpage and Pittsburg Power Plants which were acquired during the first nine months ended September 30, 1998. In addition the Company benefited from the Pasadena Power Plant which became operational ahead of schedule allowing the Company to take full advantage of this peak market prior to the initiation of its steam and electric sales contract with Phillips Petroleum which commenced in mid-September. Capacity revenues increased $67.4 million for the nine months ended September 30, 1998 primarily due to the acquisition of the Texas City, Clear Lake and Pittsburg Power Plants.

     Service contract revenue increased to $7.8 million and $16.4 million for the three and nine months ended September 30, 1998, as compared to $3.3 million and $6.9 million for the comparable periods in 1997. The $4.5 million increase in service contract revenue for the three months ended was primarily attributable to a $2.7 million increase from Calpine Power Services which was selling the energy generated by the Pasadena Power Plant on the open market, fuel management fees and related third party gas sales. The Company's $9.5 million increase for the nine months ended September 30, 1998 was due to $2.7 million for Calpine Power Services increased marketing activity for the Pasadena Power Plant, $ 2.8 million for fuel management fees, and $3.8 million for third party excess gas sales.

     Income from unconsolidated investments in power projects increased 197% to $9.8 million for the three months ended September 30, 1998 which compared to $3.3 million for the same period in 1997. The increase of $6.5 million is primarily attributable to equity income from the Company's investments in the Lockport and Bayonne Power Plants. For the nine months ended September 30, 1998, the Company recorded equity income of $16.6 million as compared to $7.5 million in 1997. This growth was primarily due to equity income from the Texas City and Clear Lake Power Plants. The Company initially acquired a 50% interest in these plants in June 1997 and subsequently purchased the remaining interest in March 1998. The investment in the Texas City, Clear Lake and Bayonne Power Plants contributed $4.3 million for nine months in 1998 as compared to $1.8 million in 1997. Additionally, the Company's investment in the Lockport Power Plant contributed $6.0 million of equity income during the first nine months of 1998. These increases for the nine months ended September 30, 1998 were partially offset by a $1.4 million decrease in equity income from the Sumas Power Plant.

Interest income on loans to power projects decreased to $0 and $2.6 million for the three months and nine months ended September 30, 1998 as compared to $6.8 million and $9.8 million for the same periods in 1997. These decreases were related to interest income recognized in 1997 on (i) loans assumed by the Company for TCC in connection with the initial 50% acquisition (see Note 9 of the Notes to the Condensed Consolidated Financial Statements), which was subsequently repaid to the Company when the remaining 50% interest in TCC was acquired on March 31, 1998, and (ii) loans made to the sole shareholder of Sumas Energy Inc., the Company's partner in Sumas, which were repaid to the Company on December 31, 1997.

Cost of revenue - Cost of revenue increased 172% and 128% to $117.1 million and $253.2 million compared to $43.1 million and $110.9 million for the comparable three and nine months in 1997. The increase of $74.0 and $142.3 million for the three and nine months ended September 30, 1998 was primarily attributable to increased plant operating, fuel and depreciation expenses as a result of the acquisition  of the  interest  in the  Texas  City,  Clear  Lake,  Bethpage  and
Pittsburg Power Plants and the startup of the Pasadena Power Plant. Additionally, there was a $5.5 million increase in service contract expenses for the nine months ended September 30, 1998, of which $3.6 million was related to the Texas City and Clear Lake Power Plants' operating and maintenance contracts and a $1.9 million increase for fuel management contracts.

Project development expenses - Project development expenses decreased to $1.7 million and $4.8 million for the three and nine months ended September 30, 1998 compared to $1.8 million and $5.7 million for the comparable periods in 1997. The decrease is due primarily to certain one-time charges incurred during the first three months of 1997 related to project development activities.

General and administrative expenses - General and administrative expenses increased to $7.4 million and $18.4 million for the three and nine months ended September 30, 1998 compared to $4.6 million and $13.2 million for the comparable periods in 1997. The increase was attributable to the continued growth in personnel and overhead costs necessary to support the overall growth in the Company's operations.

Interest expense - Interest expense increased to $24.3 million for the three months ended September 30, 1998, compared to $17.2 million for the same period in 1997. The increase was primarily attributable to interest expense of $7.6 million related to the 7-7/8% Senior Notes Due 2008 issued in March and July 1998. This increase was partially offset by $492,000 for the reduction of debt at Calpine Greenleaf. Interest expense increased to $65.1 million for the nine months ended September 30, 1998, compared to $43.4 million for the same period in 1997. The increase was attributable to interest expense of $14.3 million related to the 8-3/4% Senior Notes Due 2007 issued July and September 1997, and $13.6 million related to the 7-7/8 % Senior Notes Due 2008. These increases were partially offset by $1.4 million of interest capitalized on the development and construction of power projects, $3.3 million for the reduction for debt at Calpine Geysers Company, $869,000 for the reduction of debt at Calpine Finance Company, and $581,000 for the reduction of debt at Calpine Greenleaf.

Interest income - Interest income increased to $3.7 million for the three months ended September 30, 1998, compared to $3.3 million for the same period in 1997. The increase was the result of higher cash and cash equivalent balances during the third quarter of 1998. Interest income decreased to $9.4 million for the nine months ended September 30, 1998, compared to $10.2 million for the same period in 1997. This decrease was the result of lower cash and cash equivalent balances.

Other expense (income), net - Other expense (income) net, decreased to $72,000 and ($834,000) for the three and nine months ended September 30, 1998 compared to ($616,000) and ($1.6 million) for the same periods in 1997. The decrease was primarily due to lower royalty income at the Company's geothermal facilities.

Provision for income taxes - The effective income tax rate was approximately 37.3% for the nine months ended September 30, 1998. The reductions from the statutory rate were primarily due to depletion in excess of tax basis benefits at the Company's geothermal facilities, and a decrease in the California tax liability due to the Company's expansion into states other than California.

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

                                                     Nine Months Ended
                                                       September 30,
                                           -------------------------------------
                                                1998                  1997
                                           ----------------     ----------------
Cash flows from:
  Operating activities                     $       72,931       $       66,429
  Investing activities                     $     (269,284)      $     (228,844)
  Financing activities                     $      248,460       $      260,955
    Total                                  $       52,107       $       98,540

Operating  activities  for the nine months  ended Sept 30, 1998  provided  $72.9 million, consisting of approximately $53.5 million of depreciation and amortization, $31.6 million of net income, $17.7 million of distributions from unconsolidated investments in power projects, and $14.1 million of deferred income taxes. This was offset by $16.2 million of income from unconsolidated investments, $16.5 million net increase in operating assets and $11.3 million net decrease in operating liabilities.

Investing activities for the nine months ended September 30, 1998 used $269.3 million, primarily due to $155.6 million for the acquisition of the remaining 50% interest in the Texas City and Clear Lake Power Plants, $4.5 million for the acquisition of the remaining 55% interest in the Bethpage Power Plant, $27.2 million of capital expenditures related to the construction of the Pasadena Power Plant, $13.1 million for the acquisition of the Pittsburg Power Plant, $11.9 million for the acquisition of the Sonoma Power Plant, $40.0 million for the acquisition of the Tiverton Power Plant, $12.5 million of other capital expenditures, $19.6 million of capitalized project development costs, $4.5 million of interest capitalized on construction projects, offset by the receipt of $12.8 million of loan payments, $833,000 of investments in power projects specifically Calpine Eastern, and $6.0 million of maturities of collateral securities in connection with the King City Power Plant.

     Financing activities for the nine months ended September 30, 1998 provided $248.5 million of cash consisting of $52.1 million of borrowings for the construction of the Pasadena 1 Power Plant, $4.3 million of borrowings for contingent consideration in connection with the acquisition of the Gilroy Power Plant, $395.2 million of net proceeds from additional financings, and $1.1 million for the issuance of common stock, partially offset by $195.9 million in repayment of non-recourse project financing, $8.3 million of repurchase of Senior Notes Due 2006 which includes a premium paid and accrued interest to the date of repurchase.

At September 30, 1998, cash and cash equivalents were $100.6 million and working capital was $147.1 million. For the nine months ended September 30, 1998, cash and cash equivalents increased by $52.1 million and working capital increased by $159.1 million as compared to December 31, 1997.

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

On March 31, 1998, the Company completed the Rule 144A offering of its $300.0 million Senior Notes Due 2008 which mature on April 1, 2008 and bear an interest payable semi-annually on April 1 and October 1 of each year commencing October 1, 1998 (See Note 11 to the Notes to Condensed Consolidated Financial
Statements). Subsequent to this offering, on July 24, 1998, the Company completed the Rule 144A offering of an additional $100.0 million Senior Notes Due 2008. After deducting discounts to initial purchasers and expenses of the offerings, the net proceeds from the sale of the Senior Notes Due 2008 were approximately $98.8 million. (See Note 11 to the Notes to the Condensed Consolidated Financial Statements).

At September 30, 1998, the Company had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. The Company had no borrowings and $26.7 million of letters of credit outstanding under the credit facility (See Note 12 of Notes to Condensed Consolidated Financial Statements). The credit facility contains certain restrictions that limit or prohibit, among other things, the ability of the Company or its subsidiaries to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

At September 30, 1998, the Company also had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004, and bear interest payable semi-annually on February 1 and August 1 of each year. In addition, the Company had $171.8 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on May 15, 2006, and bear interest payable semi-annually on May 15 and November 15 of each year. During 1997, the Company issued 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007, and bear interest payable semi-annually on January 15 and July 15 of each year. At September 30, 1998, $275.0 million of these senior notes were outstanding.

The Company has a $1.2 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At September 30, 1998, the Company had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings are at prime plus 1%.

Outlook

Expand diversify domestic portfolio of power projects - In pursuing its growth strategy, the Company intends to focus on opportunities for the acquisition, development and operation of power generation facilities. The approach includes design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which the Company believes provides it with a competitive advantage.

Acquisition of power plants - The Company has significantly expanded and diversified its project portfolio through the acquisition of power generation facilities. Since 1993, the Company has completed transactions involving gas cogeneration facilities and steam fields. As a result of these transactions, the Company has significantly increased its aggregate power generation capacity and substantially diversified its fuel mix.

Development of new power plants - The Company is also pursuing the development of efficient, low-cost power plants that seek to take advantage of inefficiencies in the electric market. The Company intends to sell all or a portion of the power generated by such new plants into the competitive market through a portfolio of short-, medium- and long-term power sales agreements. The Company currently plans to develop additional low-cost, gas-fired facilities in California, Texas, New England and other power markets.

Impact of Avoided Cost Pricing - The Company receives from Pacific Gas & Electric ("PG&E") a fixed price of 13.83 cents for each unit of electrical energy according to schedules set forth in the long-term power sales agreements for the Bear Canyon and West Ford Flat Power Plants. The fixed price periods under these power sales agreements expired in September and December 1998, respectively. After the fixed price periods expire, while the basis for the capacity and capacity bonus payments under these power sales agreements remains the same, the energy payments will adjust from the interim short-run avoided cost ("SRAC") to the energy clearing price of the independent power exchange, once it is deemed fully implemented. The average prices per kilowatt for SRAC for the year 1997 and for the first nine months of 1998 were 2.94 cents and 2.61 cents, respectively. Due to seasonality, such average energy prices may not be indicative of future energy prices. During the first nine months of 1998, the Bear Canyon and West Ford Flat Power Plants generated approximately 304,384,000 kilowatt hours of electrical energy for sale. The Company expects decreased royalty expenses and operating cost reductions can mitigate the forecasted decline in energy revenues at these facilities, although there can be no assurances in this regard. The Company expects to continue its strategy of replacing decreased revenues through its acquisition and development program.

Deregulation within the Power Generation Industry - Many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In December 1995, the California Public Utilities Commission ("CPUC") issued an electric industry restructuring decision, which envisioned commencement of deregulation and implementation of customer choice of electricity supplier by January 1, 1998. Legislation implementing this decision was adopted in September 1996 and deregulation commenced on April 1, 1998. As part of its policy decision, the CPUC indicated that power sales agreements of existing qualifying facilities would be honored. The Company believes that the restructuring will not have a material effect on any of its power sales agreements and, accordingly, believes that its existing business and results of operations will not be materially adversely affected, although there can be no assurance in this regard.

Impact of Recent Accounting Pronouncements - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). Although earlier adoption is encouraged, the Company has not yet quantified or determined the timing of or method of the adoption.

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

The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However the Statement could increase volatility in earnings.

Year 2000 Compliance - The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded systems were designed to read and store dates using only the last two digits of the year.

The  Company is  coordinating  its efforts to address the impact of Year 2000 on
the  Company's   business   through  a  Year  2000  Project  Team  comprised  of
representatives from each business unit and the Company's Year 2000 Project Office. The Year 2000 Project Office is charged with addressing additional Year 2000 related issues including, but not limited to, business continuation and other contingency planning. The Year 2000 Project Team meets regularly to monitor the efforts of assigned staff and contractors to identify, remediate and test the Company's technology.

     The Year 2000 Project Team is focusing on four separate technology domains:

     *     corporate applications, which include core business systems;

     * non-information technology, which includes all operating and control systems;
     * end-user computing systems (that is, systems that are not, considered core business systems but may contain date calculations); and
          business partner and vendor systems.

     Corporate Applications - Corporate applications are those major core systems, such as customer information, human resources and general ledger, for which the Company's Management Information Systems department has the responsibility. The Company utilizes PeopleSoft for its major core systems. The PeopleSoft applications utilized by the Company are in operation and have been determined to be Year 2000 compliant.

     Non-Information Technology/Embedded Systems - Non-information technology includes such items as power plant operating and control systems, telecommunications and facilities-based equipment (e.g. telephones and two-way radios) and other embedded systems. Each business unit is responsible for the inventory and remediation of its embedded systems. In addition, the Company is working with the Electric Power Research Institute, a consortium of power companies, including investor-owned utilities, to coordinate vendor contacts and product evaluation. Because many embedded systems are similar across utilities, this concentrated effort should help to reduce total time expended in this area and help to ensure that the Company's efforts are consistent with the efforts and practices of other power companies and utilities.

Inventory of non-information technology/embedded systems was completed in October 1998. The Company plans to complete remediation of non-compliant systems by the second quarter of 1999. To date, all embedded systems that have been identified by the Company can be upgraded or modified within the Company's current schedule.

Testing of embedded systems is complex because some of the testing must be completed during power plant scheduled maintenance outages. Much of the testing will be accomplished in the spring of 1999 during regularly scheduled maintenance outage periods. At that time, at least one typical unit of each critical type will be tested by the Company or in cooperation with other power companies, and the requirement for further testing will be determined.

     End-User Computing Systems - Some of the Company's business units have developed systems, databases, spreadsheets, etc. that contain date calculations. Compliance of individual workstations is also included in this domain. These systems comprise a relatively small percentage of the required modification in terms of both number and criticality.

     The Company's end-user computing systems are being inventoried by each business unit and evaluated and remediated by the Company's MIS staff. The Company expects to complete remediation and testing of the end-user computing systems by mid-1999.

     Business Partner and Vendor Systems - The Company has contracts with business partners and vendors who provide products and services to the Company. The Company is vigorously seeking to obtain Year 2000 assurances from these third parties. Year 2000 Project Team and appropriate business units are jointly undertaking this effort.

     Contingency Planning Contingency and business continuation planning are in various stages of development for critical and high-priority systems. The Company's existing disaster response plan and other contingency plans are scheduled to be evaluated and will be adopted for use in case of any Year 2000-related disruption. The Company expects to complete its contingency planning by October 1999.

     Costs - The costs of expected modifications is currently estimated to be approximately $1.7 million which will be charged to expense as incurred. From January 1, 1998 through September 30, 1998, $81,000 has been charged to expense. Approximately 12% of the estimated total cost will be incurred in 1998, and the remainder will be incurred in 1999 and 2000. These costs have been and will be funded through operating cash flow. These estimates may change as additional evaluations are completed and remediation and testing progress.

     Risks - The Company currently expects to complete its Year 2000 efforts with respect to critical systems by mid-1999. This schedule and the Company's cost estimates may be affected by, among other things, the availability of Year 2000 personnel, the readiness of third parties, the timing for testing the Company's embedded systems, the availability of vendor resources to complete embedded system assessments and produce required component upgrades and the Company's ability to implement appropriate contingency plans.

The Company produces revenues by selling power it produces to customers. The Company depends on transmission and distribution facilities that are owned and operated by investor-owned utilities to deliver power to the Company's customers. If either the Company's customers or the providers of transmission and distribution facilities experience significant disruptions as a result of the Year 2000 problem, the Company's ability to sell and deliver power may be hindered, which could result in a loss of revenue.

The cost or consequences of a materially incomplete or untimely resolution of the Year 2000 problem could adversely affect future operations, financial results or the financial condition of the Company.

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

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck is claiming that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In July 1998, the court granted motions to dismiss, without prejudice, the claims against Calpine Gordonsville, Inc. and Calpine Auburndale, Inc. In August 1998, Indeck filed an amended complaint and the defendants filed motions to dismiss. A hearing on those motions is scheduled for January 1999. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement. As of September 30, 1998, TNP has withheld approximately $7.9 million related to transmission charges and has continued to withhold approximately $450,000 per month thereafter. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of September 30, 1998, TNP has withheld approximately $7.7 million of standby power charges and has continued to withhold approximately $270,000 per month thereafter. In addition to the Texas PUC petition, CLC has filed an action in Texas courts alleging TNP's breach of the power sales agreement and is seeking in excess of $15.0 million in damages. A trial date is scheduled for January 1999. The Company is unable to predict the outcome of either of these proceedings.

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

                  None.

(b)-2. Exhibits

The following exhibits are filed herewith unless otherwise indicated:

3.1        --  Amended  and  Restated   Certificate  of  Incorporation  of
               Calpine   Corporation,   a  Delaware
               corporation.(b)
3.2        --  Amended and Restated Bylaws of Calpine Corporation, a Delaware
               corporation.(b)
4.1        --  Indenture dated as of February 17, 1994 between the Company and
               Shawmut Bank of Connecticut,
               National Association, as Trustee, including form of Notes.(a)
4.2        --  Indenture dated as of May 16, 1996 between the Company and Fleet
               National Bank, as Trustee,
               including form of Notes.(d)
4.3        --  Indenture dated as of July 8, 1997 between the Company and The
               Bank of New York, as Trustee,including form of Notes.(g)
4.4        --  Indenture dated as of March 31, 1998 between the Company and The
                Bank of New York, as Trustee,
               including form of Notes.(l)
10.1       --  Financing Agreements
10.1.1     --  Construction and Term Loan Agreement, dated as of
               January 30, 1992, between Sumas Cogeneration Company, L.P.,
               The Prudential Insurance Company of America and Credit Suisse,
               New York Branch.(a)
10.1.2     --  Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24,  1993, between Sumas Cogeneration Company, L.P.,
               The Prudential Insurance Company of America and Credit Suisse,
               New York Branch.(a)
10.1.3     --  Lease dated as of April 24, 1996 between BAF Energy A California
               Limited Partnership, Lessor,
               and Calpine King City Cogen, LLC, Lessee.(c)
10.1.4     --  Credit Agreement, dated as of August 28, 1996, among Calpine
               Gilroy Cogen,  L.P. and Banque Nationale de Paris.(b)
10.1.5     --  Credit Agreement, dated as of September 25, 1996, among Calpine
               Corporation and The Bank of Nova Scotia.(c)
10.1.6     --  Credit Agreement, dated December 20, 1996, among Pasadena
               Cogeneration L.P. and ING (U.S.) Capital Corporation and
               The Bank Parties Hereto.(e)
10.2       --  Purchase Agreements
10.2.1     --  Asset Purchase Agreement, dated as of August 28, 1996, among
               Gilroy Energy Company, McCormick & Company, Incorporated and
               Calpine Gilroy Cogen, L.P.(d)

10.2.2     --  Noncompetition/Earnings Contingency Agreement, dated as of
               August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P.(d)
10.2.3     --  Purchase and Sale Agreement dated March 27, 1997 for the purchase and sale of shares of Enron/Dominion Cogen Corp.
               Common Stock among Enron Power Corporation and Calpine Corporation.(i)
10.2.4     --  Stock Purchase and Redemption Agreement dated March 31, 1998, among Dominion Cogen, Inc.Dominion Energy, Inc. and Calpine Finance (i)
10.2.5     --  Stock Purchase Agreement Among Gas Energy Inc., Gas Energy
               Cogeneration Inc., Calpine Eastern Corporation and Calpine Corporation dated August 22, 1997.(h)
10.2.6     --  First Amendment to the Stock Purchase Agreement Among Gas Energy
               Inc., Gas Cogeneration Inc., The Brooklyn Union Gas Company and Calpine Eastern Corporation and Calpine Corporation dated
               August 22, 1997; as amended on December 19, 1997. (h)
10.2.7     --  Amended and Restated Cogenerated Electricity Sale and Purchase
               Agreement by and between Cogenron Inc., and Texas Utilities Electric Company dated June 12, 1985; as previously amended, and as amended and restated on December 29, 1997. (h)
10.2.8     --  Agreement for the Purchase of Electrical Power and Energy between
               Capital Cogeneration Company Ltd. And Texas-New Mexico Power Company Agreement.(h)
10.2.9     --  Stock Purchase Agreement dated May 1, 1998 and between Calpine
               Corporation and CCNG Investments,L.P.(k)
10.3       --  Power Sales Agreements
10.3.1     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P.(formerly Santa Rosa Geothermal Company, L.P.), Amendment dated
               October 17, 1985, Second Amendment dated October 19, 1988, and related documents.(a)
10.3.2     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985,
               Second Amendment dated October 19, 1988, and related documents.(a)
10.3.3     --  Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and
               January 21, 1988, and related documents.(a)
10.3.4     --  Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and Amendment thereto dated September 30, 1991.(a)
10.3.5     --  Long-Term Energy and Capacity Power Purchase Agreement, dated
               December 5,1985, between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and Amendments thereto dated
               December 19, 1993, July 18, 1985, June 9, 1986, August 18, 1988
               and June 9, 1991. (b)
10.3.6     --  Amended and Restated Energy Sales Agreement, dated
               December 16, 1996, between Phillips Petroleum Company and Pasadena Cogeneration, L.P.(e)
10.4       --  Steam Sales Agreements
10.4.1     --  Amendment to the Steam and Electricity Service Agreement between
               Cogenron Inc. and Union Carbide Corporation dated
               June 12, 1985. (h)
10.6       --  Gas Supply Agreements
10.6.1     --  Gas Sale and Purchase Agreement, dated as of December 23, 1991, between ENCO Gas, Ltd. and SumaS Cogeneration Company, L.P.(a)
10.6.2     --  Gas Management Agreement, dated as of December 23, 1991, between
               Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd. And Sumas Cogeneration Company, L.P.(a)
10.8       --  General
10.8.1     --  Limited Partnership Agreement of Sumas Cogeneration Company,
               L.P., dated as of August 28, 1991, between Sumas Energy, Inc.
               and Whatcom Cogeneration Partners, L.P.(a)
10.8.2     --  First Amendment to Limited Partnership Agreement of Sumas
               Cogeneration Company, L.P., dated as
               of January 30, 1992, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
10.8.3     --  Second Amendment to Limited Partnership Agreement of Sumas
               Cogeneration Company, L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
10.8.4     --  Amended and Restated Limited Partnership Agreement of Geothermal
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
____________

(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

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

(h) Incorporated by reference to Registrant's Annual Report on Form 10-K/A dated December 31, 1997 and filed on April 1, 1998.

(i) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(j) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1998 and filed on April 14, 1998.

(k) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 26, 1998 and filed on June 9, 1998.

(l)   Incorporated by reference to Registrant's Registration Statement on
      Form S-4, filed on August 10, 1998 (Registration Statement No. 333-61047).

*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      /s/ Ann B. Curtis                       Date:    November 13, 1998
         --------------------------
         Ann B. Curtis
         Executive Vice President
         (Chief Financial Officer)



By:      /s/ Gloria S. Gee                       Date:    November 13, 1998
         --------------------------
         Gloria S. Gee
         Corporate Controller
         (Chief Accounting Officer)