Form 10-K/A
period 1998-12-31
CALPINE CORP
filed 1999-03-08
CIK 916457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

Date: March 5, 1999                       CALPINE CORPORATION

                                          By /s/      ANN B. CURTIS
                                            ------------------------------------
                                                       Ann B. Curtis
                                                Executive Vice President and
                                               Director (Principal Financial
                                                  and Accounting Officer)

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

                      CALPINE CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND RATIO DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                     1994       1995       1996       1997       1998
                                                    -------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Electricity and steam sales.....................  $90,295   $127,799   $199,464   $237,277   $507,897
  Service contract revenue from related parties...    7,221      7,153      6,455     10,177     20,249
  (Loss) income from unconsolidated investments in
     power projects...............................   (2,754)    (2,854)     6,537     15,819     25,240
  Interest income on loans to power projects......       --         --      2,098     13,048      2,562
                                                    -------   --------   --------   --------   --------
          Total revenue...........................   94,762    132,098    214,554    276,321    555,948
  Cost of revenue.................................   52,845     77,388    129,200    153,308    375,327
                                                    -------   --------   --------   --------   --------
  Gross profit....................................   41,917     54,710     85,354    123,013    180,621
  Project development expenses....................    1,784      3,087      3,867      7,537      7,165
  General and administrative expenses.............    7,323      8,937     14,696     18,289     26,780
  Provision for write-offs of project development
     costs........................................    1,038         --         --         --         --
                                                    -------   --------   --------   --------   --------
  Income from operations..........................   31,772     42,686     66,791     97,187    146,676
  Interest expense................................   23,886     32,154     45,294     61,466     86,726
  Other (income) expense..........................   (1,988)    (1,895)    (6,259)   (17,438)   (13,423)
                                                    -------   --------   --------   --------   --------
     Income before provision for income taxes.....    9,874     12,427     27,756     53,159     73,373
  Provision for income taxes......................    3,853      5,049      9,064     18,460     27,054
                                                    -------   --------   --------   --------   --------
     Income before extraordinary charge...........    6,021      7,378     18,692     34,699     43,319
  Extraordinary charge for retirement of debt, net
     of tax benefit of $441.......................       --         --         --         --        641
                                                    -------   --------   --------   --------   --------
  Net income......................................  $ 6,021   $  7,378   $ 18,692   $ 34,699   $ 45,678
                                                    =======   ========   ========   ========   ========
  Basic earnings per common share:
     Weighted average shares of common stock
       outstanding................................   10,388     10,388     12,903     19,946     20,121
     Income before extraordinary charge...........  $  0.58   $   0.71   $   1.45   $   1.74   $   2.30
     Extraordinary charge.........................  $    --   $     --   $     --   $     --   $  (0.03)
     Net income...................................  $  0.58   $   0.71   $   1.45   $   1.74   $   2.27
  Diluted earnings per common share:
     Weighted average shares of common stock
       outstanding................................   10,921     10,957     14,879     21,016     21,164
     Income before extraordinary charge...........  $  0.55   $   0.67   $   1.26   $   1.65   $   2.19
     Extraordinary charge.........................  $    --         --         --         --   $  (0.03)
     Net income...................................  $  0.55   $   0.67   $   1.26   $   1.65   $   2.16
OTHER FINANCIAL DATA AND RATIOS:
  Depreciation and amortization...................  $21,580   $ 26,896   $ 40,551   $ 48,935   $ 82,913
  EBITDA(1).......................................  $53,707   $ 69,515   $117,379   $172,616   $255,306
  EBITDA to Consolidated Interest Expense(2)......    2.23x      2.11x      2.41x      2.60x      2.74x
  Total debt to EBITDA............................    6.23x      5.87x      5.12x      4.96x      4.20x
  Ratio of earnings to fixed charges(3)...........    1.52x      1.46x      1.45x      1.64x      1.68x

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                            1994       1995        1996         1997         1998
                                          --------   --------   ----------   ----------   ----------
BALANCE SHEET DATA:
  Cash and cash equivalents.............  $ 22,527   $ 21,810   $   95,970   $   48,513   $   96,532
  Property, plant and equipment, net....   335,453    447,751      648,208      736,339    1,094,303
  Investment in power projects..........    11,114      8,218       13,936      222,542      221,509
  Notes receivable......................    16,882     25,785       36,143      117,357       10,899
  Total assets..........................   421,372    554,531    1,031,397    1,380,915    1,728,946
  Short-term debt.......................    27,300     85,885       37,492      112,966        5,450
  Long-term line of credit..............        --     19,851           --           --           --
  Non-recourse project financing
     (long-term)........................   196,806    190,642      278,640      182,893      114,190
  Notes payable.........................     5,296      6,348           --           --           --
  Senior notes..........................   105,000    105,000      285,000      560,000      951,750
  Total debt............................   334,402    407,726      601,132      855,859    1,071,390
  Stockholders' equity..................    18,649     25,227      203,127      239,956      286,966

   (The information contained in the Selected Consolidated Financial Data is derived
 from the audited Consolidated Financial Statements of Calpine Corporation and
                                 Subsidiaries.)
---------------
(1) EBITDA is defined as income from operations plus depreciation, capitalized interest, other income, non-cash charges and cash received from investments in power projects, reduced by the income from unconsolidated investments in power projects. EBITDA is presented not as a measure of operating results, but rather as a measure of our ability to service debt. EBITDA should not be construed as an alternative to either (i) income from operations (determined in accordance with generally accepted accounting principles) or (ii) cash flows from operating activities (determined in accordance with generally accepted accounting principles).

(2) Consolidated Interest Expense is defined as total interest expense plus one-third of all operating lease obligations, dividends paid in respect of preferred stock and cash contributions to any employee stock ownership plan used to pay interest on loans incurred to purchase our capital stock.

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

SELECTED OPERATING INFORMATION

     Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in our consolidated statements of operations. The information set forth under power plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, the Bethpage Power Plant since its acquisition on February 5, 1998, the Texas City and Clear Lake Power Plants since their acquisition on March 31, 1998, the Pasadena Power Plant since it began commercial operation on July 7, 1998, the Sonoma Power Plant since its acquisition on July 17, 1998 and the Pittsburg Power Plant since its acquisition on July 21, 1998. The information set forth under steam fields consists of the results for the PG&E Unit 13 and Unit 16 Steam Fields, the Sonoma Steam Fields and the Thermal Power Company Steam Fields.

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

     If any of the plants in which we have an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, we could become a public utility holding company, which could subject us to significant federal, state and local regulation, including rate regulation. If we become a holding company, which could be deemed to occur prospectively or retroactively to the date that any of our plants loses its QF status, all our other power plants could lose QF status because, under FICC regulations, a QF cannot be owned by an electric utility or electric utility holding company. In addition, a loss of QF status could, depending on the particular power purchase agreement, allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Such events could adversely affect our ability to service our indebtedness, including our senior notes. See "Business -- Government Regulation -- Federal Energy Regulation."

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
                                                 ========      ========       ========

     Short-term investments. As of December 31, 1998, we have short-term investments of $19.0 million. These short-term investments consist of highly liquid investments with maturities between three and twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will reduce our interest income.

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

                                                 CARRYING                   FAIR MARKET
                 MATURITY DATE                    AMOUNT    INTEREST RATE      VALUE
                 -------------                   --------   -------------   -----------
2004...........................................  $105,000        9 1/4%      $108,200
2006...........................................   171,750       10 1/2%       188,900
2007...........................................   275,000        8 3/4%       288,800
2008...........................................   400,000        7 7/8%       403,000
                                                 --------                    --------
          Total................................  $951,750                    $988,900
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

     The fair market value of these swaps at December 31, 1998 was approximately ($8.5) million.

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

     The Company entered into an interest rate swap to minimize the impact of changes in interest rates. The Company retained this interest swap upon termination of the underlying project financing and redesignated it to other floating rate financings. At December 31, 1998, the fair market value of this interest rate swap was approximately ($9.7) million.

     The Company has entered into two anticipatory hedges to fix the interest rates on future project financings. The Company intends to enter into this project financings during the first six months of 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

These anticipatory hedges fix an interest rate on $175.0 million at $6.1% interest. At December 31, 1998, the fair market value of these hedges was approximately ($8.0) million and is being deferred and will be amortized over the future project financings.

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

     At December 31, 1998, the Company had a loan facility with Union Bank with available borrowings totaling $1.1 million. As of December 31, 1998, the Company had no borrowings and $74,000 of letters of credit outstanding.

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