Form 10-K/A
period 1998-12-31
CALPINE CORP
filed 1999-03-23
CIK 916457

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

                                AMENDMENT NO. 2

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

OVERVIEW

     Calpine is a leading independent power company engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity predominantly in the United States. We have experienced significant growth in all aspects of our business over the last five years. Currently, we own interests in 22 power plants having an aggregate capacity of 2,729 megawatts and have three acquisition transactions pending in which we will acquire 14 geothermal power plants with an aggregate capacity of 694 megawatts and certain related steam fields. We also have six gas-fired projects under construction having an aggregate capacity of 1,784 megawatts and have announced plans to develop five gas-fired power plants with a total capacity of 2,580 megawatts. Upon completion of pending acquisitions and projects under construction, we will have interests in 40 power plants having an aggregate capacity of 5,207 megawatts, of which we will have a net interest in 3,180 megawatts. This represents significant growth from the 342 megawatts of capacity we had at the end of 1993. Of this total generating capacity, 81% will be attributable to gas-fired facilities and 19% will be attributable to geothermal facilities.

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

       In July 1998, we achieved a key milestone in our development program by completing the development of our 240 megawatt gas-fired power plant in Pasadena, Texas. The Pasadena Power Plant serves as a prototype for future development projects. We currently have six gas-fired projects under construction, representing an additional 1,784 megawatts of capacity. Of these new projects, we are expanding our Pasadena and Clear Lake facilities by an aggregate of 545 megawatts. In addition, four new gas-fired power plants, with a total capacity of 1,239 megawatts, are currently under construction in Dighton, Massachusetts; Tiverton, Rhode Island; Rumford, Maine; and Westbrook, Maine. We have also announced plans to develop five additional power generation facilities, totaling an estimated 3,180 megawatts of electricity, in California, Texas and Arizona.

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

DESCRIPTION OF FACILITIES

     We currently have interests in 22 power generation facilities and three steam fields with a current aggregate capacity of approximately 3,018 megawatts, consisting of 18 gas-fired power plants with a total capacity of 2,602 megawatts, four geothermal power generation facilities with a total capacity of 127 megawatts, and three steam fields with a total capacity of 289 megawatts. We also have three pending acquisitions of 14 geothermal power plants with an aggregate capacity of 694 megawatts and certain related steam fields, six gas-fired projects currently under construction with an aggregate capacity of 1,784 megawatts, and have announced the development of five additional power plants with an aggregate capacity of 3,180 megawatts. Each of the power generation facilities currently in operation produces electricity for sale to a utility or other third-party end user. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users.

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

                                                                             MEGAWATTS
                                                                       ----------------------
                                                              # OF      PLANT     CALPINE NET
                                                             PLANTS    CAPACITY    INTEREST
                                                             ------    --------   -----------
In operation...............................................     22      2,729        2,065
Pending acquisitions.......................................     14        694          694
Under construction
  -- New facilities........................................      4      1,239          967
  -- Expansion projects....................................     --        545          545
Announced development......................................      5      3,180        2,440
                                                              ----      -----        -----
                                                                45      8,387        6,711
                                                              ====      =====        =====

     Set forth below is certain information regarding our operating power plants, plants under construction, pending power plant acquisitions and development projects.

                                      POWER                        NAMEPLATE       CALPINE     CALPINE NET
                                    GENERATION                      CAPACITY       INTEREST     INTEREST
           POWER PLANT              TECHNOLOGY     LOCATION      (MEGAWATTS)(1)   PERCENTAGE   (MEGAWATTS)
           -----------              ----------   -------------   --------------   ----------   -----------
OPERATING POWER PLANTS
Texas City........................  Gas-Fired        Texas             450.0          100%          450.0
Clear Lake........................  Gas-Fired        Texas             377.0          100%          377.0
Pasadena..........................  Gas-Fired        Texas             240.0          100%          240.0
Gordonsville......................  Gas-Fired      Virginia            240.0           50%          120.0
Lockport..........................  Gas-Fired      New York            184.0         11.4%           20.9
Bayonne...........................  Gas-Fired     New Jersey           165.0          7.5%           12.4
Auburndale........................  Gas-Fired       Florida            150.0           50%           75.0
Sumas(2)..........................  Gas-Fired     Washington           125.0           70%           87.5
King City.........................  Gas-Fired     California           120.0          100%          120.0
Gilroy............................  Gas-Fired     California           120.0          100%          120.0
Kennedy International Airport.....  Gas-Fired      New York            107.0           50%           53.5
Pittsburg.........................  Gas-Fired     California            70.0          100%           70.0
Sonoma............................  Geothermal    California            60.0          100%           60.0
Bethpage..........................  Gas-Fired      New York             57.0          100%           57.0
Greenleaf 1.......................  Gas-Fired     California            49.5          100%           49.5
Greenleaf 2.......................  Gas-Fired     California            49.5          100%           49.5
Stony Brook.......................  Gas-Fired      New York             40.0           50%           20.0
Agnews............................  Gas-Fired     California            29.0           20%            5.8
Watsonville.......................  Gas-Fired     California            28.5          100%           28.5
West Ford Flat....................  Geothermal    California            27.0          100%           27.0
Bear Canyon.......................  Geothermal    California            20.0          100%           20.0
Aidlin............................  Geothermal    California            20.0            5%            1.0
PENDING ACQUISITIONS
Sonoma County (12 power plants)...  Geothermal    California           544.0          100%          544.0
Lake County (2 power plants)......  Geothermal    California           150.0          100%          150.0
PROJECTS UNDER CONSTRUCTION
Westbrook.........................  Gas-Fired        Maine             540.0          100%          540.0
Pasadena Expansion................  Gas-Fired        Texas             510.0          100%          510.0
Tiverton(3).......................  Gas-Fired    Rhode Island          265.0         62.8%          166.4
Rumford(4)........................  Gas-Fired        Maine             265.0         66.7%          176.8
Dighton(5)........................  Gas-Fired    Massachusetts         169.0           50%           84.5
Clear Lake Expansion..............  Gas-Fired        Texas              35.0          100%           35.0
ANNOUNCED DEVELOPMENT
Delta Energy Center...............  Gas-Fired     California           880.0           50%          440.0
Magic Valley......................  Gas-Fired        Texas             700.0          100%          700.0
Metcalf Energy Center.............  Gas-Fired     California           600.0           50%          300.0
South Point.......................  Gas-Fired       Arizona            500.0          100%          500.0
Sutter............................  Gas-Fired     California           500.0          100%          500.0

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

     Metcalf Energy Center. On February 24, 1999, we, together with Bechtel Enterprises, announced plans to develop a 600 megawatt gas-fired cogeneration project in San Jose, California (the "Metcalf Energy Center"). We expect the California Energy Commission review, licensing and public hearing process will be completed by mid-2000. We anticipate that construction will commence following this approval and that commercial operation of the facility will commence in mid-2002. Electricity generated by the Metcalf Energy Center will be sold into the California power market.

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

               /s/ V. ORVILLE WRIGHT                 Director                         February 18, 1999
---------------------------------------------------
                 V. Orville Wright

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      CALPINE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION
                               DECEMBER 31, 1998

                                                                PAGE
                                                                ----
CALPINE CORPORATION AND SUBSIDIARIES
Selected Consolidated Financial Data........................     F-2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     F-4
Report of Independent Public Accountants....................    F-22
Consolidated Balance Sheets December 31, 1998 and 1997......    F-23
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................    F-24
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............    F-25
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................    F-26
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1998, 1997 and 1996....................    F-27
Schedule II: Valuation and Qualifying Accounts..............    F-50

SUMAS COGENERATION COMPANY, L.P. AND SUBSIDIARY
Independent Auditor's Report................................    F-51
Consolidated Balance Sheets, December 31, 1998 and 1997.....    F-52
Consolidated Statement of Income for the Years Ended
  December 31, 1998, 1997 and 1996..........................    F-53
Consolidated Statement of Changes in Partners' Deficit for
  the Years Ended December 31, 1998, 1997 and 1996..........    F-54
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................    F-55
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1998,
  1997 and 1996.............................................    F-56

                      CALPINE CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND RATIO DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                     1994       1995       1996       1997       1998
                                                    -------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Electricity and steam sales.....................  $90,295   $127,799   $199,464   $237,277   $507,897
  Service contract revenue from related parties...    7,221      7,153      6,455     10,177     20,249
  (Loss) income from unconsolidated investments in
     power projects...............................   (2,754)    (2,854)     6,537     15,819     25,240
  Interest income on loans to power projects......       --         --      2,098     13,048      2,562
                                                    -------   --------   --------   --------   --------
          Total revenue...........................   94,762    132,098    214,554    276,321    555,948
  Cost of revenue.................................   52,845     77,388    129,200    153,308    375,327
                                                    -------   --------   --------   --------   --------
  Gross profit....................................   41,917     54,710     85,354    123,013    180,621
  Project development expenses....................    1,784      3,087      3,867      7,537      7,165
  General and administrative expenses.............    7,323      8,937     14,696     18,289     26,780
  Provision for write-offs of project development
     costs........................................    1,038         --         --         --         --
                                                    -------   --------   --------   --------   --------
  Income from operations..........................   31,772     42,686     66,791     97,187    146,676
  Interest expense................................   23,886     32,154     45,294     61,466     86,726
  Other (income) expense..........................   (1,988)    (1,895)    (6,259)   (17,438)   (13,423)
                                                    -------   --------   --------   --------   --------
     Income before provision for income taxes.....    9,874     12,427     27,756     53,159     73,373
  Provision for income taxes......................    3,853      5,049      9,064     18,460     27,054
                                                    -------   --------   --------   --------   --------
     Income before extraordinary charge...........    6,021      7,378     18,692     34,699     46,319
  Extraordinary charge for retirement of debt, net
     of tax benefit of $441.......................       --         --         --         --        641
                                                    -------   --------   --------   --------   --------
  Net income......................................  $ 6,021   $  7,378   $ 18,692   $ 34,699   $ 45,678
                                                    =======   ========   ========   ========   ========
  Basic earnings per common share:
     Weighted average shares of common stock
       outstanding................................   10,388     10,388     12,903     19,946     20,121
     Income before extraordinary charge...........  $  0.58   $   0.71   $   1.45   $   1.74   $   2.30
     Extraordinary charge.........................  $    --   $     --   $     --   $     --   $  (0.03)
     Net income...................................  $  0.58   $   0.71   $   1.45   $   1.74   $   2.27
  Diluted earnings per common share:
     Weighted average shares of common stock
       outstanding................................   10,921     10,957     14,879     21,016     21,164
     Income before extraordinary charge...........  $  0.55   $   0.67   $   1.26   $   1.65   $   2.19
     Extraordinary charge.........................  $    --         --         --         --   $  (0.03)
     Net income...................................  $  0.55   $   0.67   $   1.26   $   1.65   $   2.16
OTHER FINANCIAL DATA AND RATIOS:
  Depreciation and amortization...................  $21,580   $ 26,896   $ 40,551   $ 48,935   $ 82,913
  EBITDA(1).......................................  $53,707   $ 69,515   $117,379   $172,616   $255,306
  EBITDA to Consolidated Interest Expense(2)......    2.23x      2.11x      2.41x      2.60x      2.74x
  Total debt to EBITDA............................    6.23x      5.87x      5.12x      4.96x      4.20x
  Ratio of earnings to fixed charges(3)...........    1.52x      1.46x      1.45x      1.64x      1.68x

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                            1994       1995        1996         1997         1998
                                          --------   --------   ----------   ----------   ----------
BALANCE SHEET DATA:
  Cash and cash equivalents.............  $ 22,527   $ 21,810   $   95,970   $   48,513   $   96,532
  Property, plant and equipment, net....   335,453    447,751      648,208      736,339    1,094,303
  Investment in power projects..........    11,114      8,218       13,936      222,542      221,509
  Notes receivable......................    16,882     25,785       36,143      117,357       10,899
  Total assets..........................   421,372    554,531    1,031,397    1,380,915    1,728,946
  Short-term debt.......................    27,300     85,885       37,492      112,966        5,450
  Long-term line of credit..............        --     19,851           --           --           --
  Non-recourse project financing
     (long-term)........................   196,806    190,642      278,640      182,893      114,190
  Notes payable.........................     5,296      6,348           --           --           --
  Senior notes..........................   105,000    105,000      285,000      560,000      951,750
  Total debt............................   334,402    407,726      601,132      855,859    1,071,390
  Stockholders' equity..................    18,649     25,227      203,127      239,956      286,966

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

                                                    YEARS ENDED DECEMBER 31,
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

     Electricity and steam sales revenue increased 114% to $507.9 million in 1998 compared to $237.3 million in 1997. The increase is primarily attributable to the acquisition of the remaining interest in the Texas City, Clear Lake and Bethpage Power Plants and the acquisition of the Pittsburg Power Plant. These power plants accounted for $245.2 million in additional electricity revenues in 1998. We benefited from the startup of our power plant in Pasadena, Texas, which became operational in July 1998. This power plant contributed $30.5 million in revenue during 1998. During 1998, we produced 9,864,080 megawatt hours, which was 7,706,072 megawatt hours higher than the same period in 1997, as a result of the factors described above. We recently announced three acquisitions, which we expect to complete during 1999, upon government approval. These acquisitions when completed will eliminate steam revenue for The Geysers, reflecting the consolidation of the acquired power plants and related steam fields.

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

                                           YEARS ENDED DECEMBER 31,
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

       In July 1998, we achieved a key milestone in our development program by completing the development of our 240 megawatt gas-fired power plant in Pasadena, Texas. The Pasadena project serves as a prototype for future development projects. We currently have six new projects under construction, representing an additional 1,784 megawatts of capacity. Of these new projects, we are expanding our Pasadena and Clear Lake facilities by an aggregate of 545 megawatts. In addition, four new gas-fired power plants, which will produce an estimated 1,239 megawatts of electricity, are currently under construction in Dighton, Massachusetts; Tiverton, Rhode Island; Rumford, Maine; and Westbrook, Maine. We have also announced plans to develop five additional power generation facilities, totaling an estimated 3,180 megawatts of electricity, in California, Texas, Arizona and Maine.

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

       We are currently in the process completing three acquisitions comprising 14 geothermal power plants with an aggregate capacity of 694 megawatts and certain related steam fields located in The Geysers, California. Historically, we have served as the steam supplier for these facilities, which have been owned and operated by PG&E. We anticipate that these acquisitions will enable us to consolidate our operations in The Geysers into a single ownership structure and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market.

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

     Power Marketing -- The Company, through its wholly-owned subsidiary Calpine Power Services Company ("CPSC"), markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes financial instruments to manage its exposure to commodity price fluctuations. On December 31, 1998, CPSC held swap contracts with several entities in order to hedge fuel costs and electricity prices.

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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  Rumford Transaction

     On November 18, 1998, the Company entered into a partnership agreement with EMI to acquire an ownership interest in a 265 megawatt gas-fired plant under construction in Rumford, Maine. EMI and the Company will be co-general partners for this project, with EMI acting as the managing general partner. The Company invested $40.0 million of equity in the power plant, which is scheduled to commence commercial operation in July 2000. The Company will receive up to 66 2/3% of all cash and income distributions from the Rumford project until it receives a 10.5% pre-tax rate of return. Thereafter, the Company will receive 50% of all distributions.

4.  UNCONSOLIDATED INVESTMENTS

     Investments in power projects, which are accounted for under the equity method, are as follows (in thousands):

                                                              DECEMBER 31,
                                             OWNERSHIP    --------------------
                                             INTEREST       1998        1997
                                             ---------    --------    --------
Tiverton Power Plant.......................    62.8%      $ 40,945    $     --
Rumford Power Plant........................    66.7%        40,416          --
Kennedy International Airport Power
  Plant....................................      50%        39,156      43,710
Stony Brook Power Plant....................      50%        20,933      21,350
Auburndale Power Plant.....................      50%        23,527      27,374
Dighton Power Plant........................      50%        17,970      16,425
Gordonsville Power Plant...................      50%        16,197      15,510
Lockport Power Plant.......................    11.4%        11,858      11,492
Bayonne Power Plant........................     7.5%         7,872          --
Aidlin Power Plant.........................       5%         2,635       2,010
Texas Cogeneration Company(1)..............       --            --      80,092
Bethpage Power Plant(3)....................       --            --       4,438
Agnews Power Plant.........................      20%            --         141
                                                          --------    --------
          Total Unconsolidated
            Investments....................               $221,509    $222,542
                                                          ========    ========

     The combined results of operations and financial position of the Company's equity method affiliates are summarized below (in thousands):

                                                      DECEMBER 31,
                                          ------------------------------------
                                             1998          1997         1996
                                          ----------    ----------    --------
Condensed Statement of Operations:
  Revenue...............................  $  495,123    $  271,494    $ 77,417
  Net income............................  $  109,618    $   30,264    $ 14,021
  Company's share of net income.........  $   25,240    $   15,819    $  6,537
Condensed Balance Sheet:
  Assets................................  $1,274,202    $1,693,454    $235,682
  Liabilities...........................  $1,000,812    $1,276,922    $200,667

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

6.  NON-RECOURSE PROJECT FINANCING

     The components of non-recourse project financing as of December 31, 1998 and 1997 are (in thousands):

                                      INTEREST
                                      RATE(1)                             DECEMBER 31,
                                    ------------                      --------------------
PROJECTS                            1998    1997    FINAL MATURITY      1998        1997
--------                            ----    ----    --------------    --------    --------
Gilroy Power Plant................  6.8%    7.1%         2014         $119,640    $120,505
Greenleaf Power Plants............  8.3%    6.5%         2010               --      71,947
Texas Cogeneration Company........  8.2%    7.2%         1998               --     103,407
Pasadena Power Plant..............  5.8%     --          1998               --          --
                                                                      --------    --------
          Total project
            financing.............                                     119,640     295,859
Less current portion..............                                       5,450     112,966
                                                                      --------    --------
Long-term project financing.......                                    $114,190    $182,893
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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

These anticipatory hedges fix an interest rate on $175.0 million at 6.1% interest. At December 31, 1998, the fair market value of these hedges was approximately ($8.0) million and is being deferred and will be amortized over the future project financings.

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

  Senior Notes Due 2004

     The Senior Notes due 2004 bear interest at 9 1/4% per year, payable semi-annually on February 1 and August 1 each year and mature on February 1, 2004. The Senior Notes are redeemable, at the option of the Company, at any time on or after February 1, 1999 at various redemption prices. In addition, the Company may redeem up to $36.8 million of the Senior Notes from the proceeds of any public equity offering. The effective interest rate on the $105.0 million, after amortization of deferred financing costs, was 9.6%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2004 was $108.2 million and $108.7 million as of December 31, 1998 and 1997, respectively.

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

                                                          FOR THE YEARS ENDED DECEMBER 31,
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

                                                                 QUARTERS ENDED
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