Form 10-Q
period 1999-03-31
CALPINE CORP
filed 1999-05-17
CIK 916457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  transition   period  from  _______________________   to
______________________


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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock 27,169,147 shares outstanding on May 11, 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page No.

         ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998 .......................    3

         Consolidated Statements of Operations
         Three Months Ended March 31, 1999 and 1998 .................    4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998 .................    5

         Notes to Consolidated Financial Statements .................    6

         ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................   13

PART II..OTHER INFORMATION

         ITEM 1.  Legal Proceedings .................................   23

         ITEM 2.  Change in Securities ..............................   24

         ITEM 3.  Defaults Upon Senior Securities ...................   24

         ITEM 4.  Submission of Matters to a Vote of Security Holders   24

         ITEM 5.  Other Information .................................   24

         ITEM 6.  Exhibits and Reports on Form 8-K ..................   24


Signatures ..........................................................   28

PART 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                                 (in thousands)

                                                                          March 31,      December 31,
                                                                          1999           1998
                                                                          -----------    ------------
                                                                          (unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................   $  698,957   $   96,532
  Accounts receivable from related parties .............................        2,748        4,115
  Accounts receivable ..................................................       68,024       79,743
  Inventories ..........................................................       15,268       14,194
  Other current assets .................................................       14,702       14,919
                                                                           ----------   ----------
         Total current assets .........................................      799,699       209,503
                                                                           ----------   ----------

Property, plant and equipment, net .....................................    1,279,308    1,094,303
Investments in power projects ..........................................      239,172      221,509
Project development costs ..............................................       33,032       17,001
Collateral securities, net of current portion ..........................       85,531       86,920
Notes receivable from related parties ..................................       15,624       10,899
Restricted cash ........................................................       21,244       14,454
Deferred financing costs ...............................................       32,131       22,789
Other assets ...........................................................       56,813       51,568
                                                                           ----------   ----------
         Total assets .................................................   $2,562,554    $1,728,946
                                                                           ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Non-recourse project financing, current portion ......................   $    5,450   $    5,450
  Accounts payable .....................................................       50,782       53,190
  Accrued interest payable .............................................       30,165       25,600
  Other current liabilities ............................................       35,340       38,339
                                                                           ----------   ----------
          Total current liabilities ....................................      121,737      122,579
                                                                           ----------   ----------

Non-recourse project financing, net of current portion .................      115,150      114,190
Notes payable ..........................................................       47,570           --
Senior notes ...........................................................    1,551,348      951,750
Deferred income taxes, net .............................................      162,061      159,788
Deferred lease incentive ...............................................       66,922       67,814
Other liabilities ......................................................       27,461       25,859
                                                                           ----------   ----------
          Total liabilities ............................................    2,092,249    1,441,980
                                                                           ----------   ----------
Stockholders' equity:
  Preferred stock, $0.001 par value per share:
      authorized 10,000,000 shares, none issued
      and outstanding in 1999 and 1998 .................................           --           --
  Common stock, $0.001 par value per share:
      authorized 100,000,000 shares; issued and
      outstanding 26,267,297 in 1999 and
      20,161,581 in 1998 ...............................................           26           20
  Additional paid-in capital ...........................................      348,357      168,874
  Retained earnings ....................................................      121,922      118,072
                                                                           ----------   ----------
          Total stockholders' equity ...................................      470,305      286,966
                                                                           ----------   ----------
          Total liabilities and stockholders' equity ...................   $2,562,554   $1,728,946
                                                                           ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             ----------------------
                                                                 1999         1998
                                                             ---------    ---------

Revenue:
  Electricity and steam sales ............................   $ 128,026    $  43,390
  Service contract revenue from related parties ..........       6,772        5,481
  Income from unconsolidated investments in power projects      10,812        3,754
  Interest income on loans to power projects .............         303        2,520
                                                             ---------    ---------
     Total revenue .......................................     145,913       55,145
                                                             ---------    ---------
Cost of revenue:
  Plant operating expenses ...............................      23,136       10,272
  Fuel expense ...........................................      53,937        5,671
  Depreciation ...........................................      18,979       12,350
  Production royalties ...................................       2,417        2,872
  Operating lease expenses ...............................       5,593        3,308
  Service contract expenses ..............................       5,445        4,896
                                                             ---------    ---------
     Total cost of revenue ...............................     109,507       39,369
                                                             ---------    ---------

Gross profit .............................................      36,406       15,776

Project development expenses .............................       1,956        1,681
General and administrative expenses ......................      10,031        5,236
                                                             ---------    ---------
     Income from operations ..............................      24,419        8,859

Interest expense .........................................      21,027       18,523
Interest income ..........................................      (2,778)      (2,363)
Other income .............................................        (163)        (401)
                                                             ---------    ---------
     Income (loss) before provision for income taxes .....       6,333       (6,900)

Provision for (benefit from) income taxes ................       2,483       (3,843)
                                                             ---------    ---------
     Net income (loss) ...................................   $   3,850    $  (3,057)
                                                             =========    =========

Basic earnings per common share:
  Weighted average shares of common stock ................      20,595       20,087
  Basic earnings per share ...............................   $    0.19    $   (0.15)
Diluted earnings per common share:
  Weighted average shares of common stock ................      21,945       20,087
  Diluted earnings per share .............................   $    0.18    $   (0.15)

The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  1999          1998
                                                               ---------    ---------
Cash flows from operating activities:
  Net income (loss) ........................................   $   3,850    $  (3,057)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization .........................      19,379       12,538
     Deferred income taxes, net ............................       2,273       (3,793)
     Income from unconsolidated investments in power projects    (10,812)      (3,754)
     Distributions from unconsolidated power projects ......      10,272        5,962
     Change in operating assets and liabilities:
       Accounts receivable .................................      13,086       20,559
       Inventories .........................................        (324)         429
       Other current assets ................................       1,243        2,355
       Other assets ........................................      (6,414)      (8,628)
       Accounts payable and accrued expenses ...............        (824)     (19,940)
       Other liabilities ...................................       1,650          874
                                                               ---------    ---------
          Net cash provided by operating activities ........      33,379        3,545
                                                               ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment .............    (104,350)     (12,873)
  Acquisitions .............................................    (116,957)    (157,108)
  Decrease in notes receivable .............................        --         13,814
  Maturities of collateral securities ......................       1,850        4,480
  Project development costs ................................     (17,629)      (2,912)
  Increase in restricted cash ..............................      (6,789)         (76)
  Other ....................................................      (4,725)         419
                                                               ---------    ---------
          Net cash used in investing activities ............    (248,600)    (154,256)
                                                               ---------    ---------
Cash flows from financing activities:
  Borrowings from non-recourse project financing ...........     176,155       44,450
  Repayments of non-recourse project financing .............    (127,625)    (140,935)
  Proceeds from issuance of Senior Notes ...................     600,000      300,000
  Proceeds from issuance of common stock ...................     177,900          421
  Financing costs ..........................................      (8,784)      (4,778)
                                                               ---------    ---------
          Net cash provided by financing activities ........     817,646      199,158
                                                               ---------    ---------

Net increase in cash and cash equivalents ..................     602,425       48,447
Cash and cash equivalents, beginning of period .............      96,532       48,513
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................   $ 698,957    $  96,960
                                                               =========    =========
Cash paid during the period for:
  Interest .................................................   $  19,365    $  23,034
  Income taxes .............................................   $   1,175    $      --

The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


1.       Organization and Operation of the Company

Calpine Corporation, a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company has ownership
interests  in  and  operates  gas-fired   cogeneration   facilities, geothermal
steam fields and geothermal power generation facilities in northern California, Washington, Texas and various locations on the East Coast. Each of the generation facilities produces electricity which is marketed to utilities and other third party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is primarily sold to governmental and industrial users.

2.       Summary of Significant Accounting Policies

Basis of Interim Presentation -- The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results for interim periods are not necessarily indicative of the results for the entire year.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the three months ended March 31, 1999 and 1998, the Company capitalized $3.8 million and $2.0 million, respectively, of interest in connection with the construction of power plants.

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

New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes the reporting of information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. During 1998, the Company started the process of decentralization of its operations and completed this process during the first quarter of calendar 1999. The Company has adopted this pronouncement beginning January 1999 (see Note 5).

In June 1998, FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999


statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement must be applied to derivative instruments and to certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, this Statement could increase volatility in earnings.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   financial
statements have been reclassified where necessary to conform to the 1999 presentation.

3.       Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                      March 31,     December 31,
                                                      1999          1998
                                                     -----------    -----------

Geothermal properties .............................  $   412,604    $   312,139
Buildings, machinery and equipment ................      670,618        653,865
Power sales agreements ............................      145,957        145,957
Gas contracts .....................................      122,561        122,561
Other assets ......................................       20,593         18,955
                                                     -----------    -----------
                                                       1,372,333      1,253,477
Less accumulated depreciation and amortization ....     (215,660)      (203,984)
                                                     -----------    -----------
                                                       1,156,673      1,049,493
Land ..............................................        1,590          1,590
Construction in progress ..........................      121,045         43,220
                                                     -----------    -----------
Property, plant and equipment, net ................  $ 1,279,308    $ 1,094,303
                                                     ===========    ===========

Construction in progress includes costs primarily attributable to the purchase of gas-fired turbines for projects currently under development.

4.       Results of Unconsolidated Investments in Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined results of operations and financial positions of the Company's equity-basis affiliates are summarized below (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                       1999        1998
                                                       ----------  -----------

Condensed Statement of Operations:
  Revenue ..........................................   $  193,133   $  190,815
  Net income .......................................   $   47,491   $   13,236
  Company's share of net income ....................   $   10,812   $    3,754

                                                       March 31,   December 31,
                                                       1999        1998
                                                       ----------  -----------
Condensed Balance Sheet:
  Assets ...........................................   $1,338,508   $1,274,202
  Liabilities ......................................   $1,043,010   $1,000,812

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

                                                                            Service
                                      Ownership       Income            Contract Revenue
                                      Interest      For the three months ended March 31,
                                                 1999       1998       1999      1998
                                                 -------    -------    -------   -------
Sumas Power Plant .................        --    $ 8,243    $   978    $   932   $   373
Gordonsville Power Plant ..........        50%     1,345      1,367         --        --
Lockport Power Plant ..............      11.4%     1,068        938         --        --
Texas Cogeneration Company ........        --         --      2,922         --     1,613
Bayonne Power Plant ...............       7.5%     1,156       --           --        --
Kennedy International Airport Power        50%    (1,038)    (2,192)       239        --
Plant
Aidlin Power Plant ................         5%        88        111        663       802
Stony Brook Power Plant ...........        50%       (78)      (119)       239        --
Agnews Power Plant ................        20%        65        (88)       430       437
Auburndale Power Plant ............        50%       (37)      (163)        --        --
                                                 -------    -------    -------   -------
          Total ...................              $10,812    $ 3,754    $ 2,503   $ 3,225
                                                 =======    =======    =======   =======

5.       Information by Operating Segment

The Company, which operates in a single industry segment, develops, acquires, owns and operates power generation facilities for the sale of electricity and steam within the United States and selected international markets. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is comprised of the Chief Executive Officer and other senior management.

The Company's reportable segments are strategic regions which include the Western, Central, and Eastern Regions along with Corporate Headquarters. The Company in early 1998, determined that in order to meet the needs of its customers as well as take advantage of deregulated markets in the United States, it would need to manage its business geographically. These four reportable segments have been determined by geographical boundaries as well as where the Company is currently operating power generation facilities, or has development projects and/or projects in construction. The Western Region's boundaries are from Washington State to the New Mexico border, including selected international markets. The Central Region is primarily responsible for the Texas operations as well as development projects throughout the Midwest. The Eastern Region's primary area of responsibility is for the Eastern states from Florida to Maine, with the Corporate Headquarters primarily responsible for overall strategic decision making and construction activities.

The Company evaluates performance based upon several criteria including after tax profits, which is identified as segment net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The financial results for the Company's four reportable segments have been prepared on a basis consistent with the manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated less precisely than would be required for the stand-alone information prepared in accordance with generally accepted accounting principles. Revenue attributed to the geographic areas is based on the location of the customer.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

(in thousands)
                                            Western         Central         Eastern       Corporate         Total
Reportable Segments                          Region          Region         Region       Headquarters      Segments
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999
--------------------------------------------------------------------------------------------------------------------

Electricity and steam sales              $     39,858    $    80,317    $      7,851    $          --   $    128,026
Income from unconsolidated investments          8,396          1,156           1,260               --         10,812
Other revenues                                  6,160            437             478               --          7,075
                                         ------------    -----------    ------------    -------------   ------------
Segment total revenues                         54,414         81,910           9,589               --        145,913

Depreciation and amortization                   9,867          8,467             645               --         18,979
Other costs of revenue                         36,393         48,367           5,868             (100)        90,528
                                         ------------    -----------    ------------      -----------   ------------
Gross operating profit                          8,154         25,076           3,076              100         36,406

Project development expenses                      131            181             160            1,484          1,956
General and administrative expenses             1,520            964             382            7,165         10,031
                                         ------------    -----------    ------------      -----------   ------------
Income (loss) from operations                   6,503         23,931           2,534           (8,549)        24,419

Interest expense (1)                            2,583            331          (2,363)          20,476         21,027
Interest income                                (1,886)          (103)            (42)            (747)        (2,778)
Other (income) expense                            (79)            49             (22)            (111)          (163)
                                         ------------    -----------    ------------      -----------   ------------
Income (loss) before provision for
income taxes                                    5,885         23,654           4,961          (28,167)         6,333

Provision for (benefit from) income taxes       2,235          8,972             446           (9,170)         2,483
                                         ------------    -----------    ------------    -------------   ------------
Segment net income (loss)                $      3,650    $    14,682    $      4,515    $     (18,997)  $      3,850
                                         ============    ===========    ============    =============   ============

Segment assets                           $    637,721    $   248,679    $    203,998    $   1,472,156   $  2,562,554
Capital expenditures (2)                        2,676         23,497              99               --         26,272
Construction of new projects (2)                   --         48,872              --           29,206         78,078

--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998
--------------------------------------------------------------------------------------------------------------------

Electricity and steam sales              $     38,490    $        --    $      4,900    $          --   $     43,390
Income from unconsolidated investments          1,000          2,922            (168)              --          3,754
Other revenues                                  1,951          4,134           1,916               --          8,001
                                         ------------    -----------    ------------    -------------   ------------
Segment total revenues                         41,441          7,056           6,648               --         55,145

Depreciation and amortization                  12,077             --             273               --         12,350
Other costs of revenue                         20,149          1,277           5,593               --         27,019
                                         ------------    -----------    ------------      -----------   ------------
Gross operating profit                          9,215          5,779             782               --         15,776

Project development expenses                       --             --              --            1,681          1,681
General and administrative expenses               629            149               5            4,453          5,236
                                         ------------    -----------    ------------      -----------   ------------
Income (loss) from operations                   8,586          5,630             777           (6,134)         8,859

Interest expense                                4,042            788              67           13,626         18,523
Interest income                                (1,859)          (125)           (285)             (94)        (2,363)
Other (income) expense                             --             --              --             (401)          (401)
                                         ------------    -----------    ------------      -----------   ------------
Income (loss) before provision for
income taxes                                    6,403          4,967             995          (19,265)        (6,900)

Provision for (benefit from) income taxes       2,554          1,826             380           (8,603)        (3,843)
                                         ------------    -----------    ------------      -----------   ------------
Segment net income (loss)                $      3,849    $     3,141    $        615    $     (10,662)  $     (3,057)
                                         ============    ===========    ============    =============   ============

Segment assets                           $    615,694    $   169,764    $     14,549    $     878,090   $  1,678,097
Capital expenditures (2)                        3,740             --              --               --          3,740
Construction of new projects (2)                   --          6,892              --            2,241          9,133

(1)-- Interest expense for the Eastern Region reflects interest capitalized for the three months ended March 31, 1999.

(2)-- Capital expenditures are defined as capital purchases for the Company's existing portfolio of power plants. Construction of new projects is defined as capital purchases related to the development of new power plants.

6.       Common Stock and Senior Notes Offering

On March 26, 1999, the Company completed a public offering of 6,000,000 shares of its common stock at $31.00 per share. The net proceeds from this public offering are estimated to be approximately $177.9 million. Additionally, in April 1999, the Company sold an additional 900,000 shares of common stock at

                     CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

$31.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

On March 29, 1999, the Company completed a public offering of $250 million of its 7-5/8% Senior Notes Due 2006 ("Senior Notes Due 2006") and $350 million of its 7-3/4% Senior Notes Due 2009 ("Senior Notes Due 2009"). The Senior Notes due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes due 2006 are not redeemable prior to maturity. The Senior Notes due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes due 2009 are not redeemable prior to maturity. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $589.6 million.

The net proceeds from the sale of the common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 will be used as follows: (i) $119.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma Power Plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, $23.4 million of which was incurred to finance a portion of the steam fields that service the Sonoma Power Plants, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, and (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development. Transaction costs incurred in connection with the Senior Notes offering were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

7.       Acquisitions

Unocal Transaction

On March 19, 1999, the Company completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.1 million. The steam fields fuel Pacific Gas & Electric Company's ("PG&E") 12 Sonoma County power plants, totaling 544 megawatts of capacity. The Company purchased these plants on May 7, 1999 (see Note 12).

8.       Non-recourse Project Financing

On January 4, 1999, the Company entered into a Credit Agreement with ING (U.S.) Capital LLC to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of March 31, 1999, $47.6 million was outstanding under the agreement. The outstanding loan bears interest at ING's base rate or at LIBOR plus an applicable margin and is payable quarterly. The loan matures 15 years after completion of construction. In connection with the Credit Agreement, the Company entered into a $10.0 million letter of credit facility. At March 31, 1999, there were no letters of credit outstanding under the facility.

9.       Revolving Credit Facility and Line of Credit

The Company maintains a credit facility of $100.0 million, which is available through a consortium of commercial lending institutions with The Bank of Nova Scotia as agent. A maximum of $50.0 million of the credit facility may be allocated to letters of credit. At March 31, 1999, the Company had no borrowings and $21.9 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, at least quarterly. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of March 31,

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

1999. Commitment fees related to this line of credit are charged based on 0.375% of committed unused credit.

At March 31, 1999, the Company had a loan facility with Union Bank with available borrowings totaling $1.1 million. As of March 31, 1999, the Company had no borrowings and $74,000 of letters of credit outstanding under the facility.

Additionally, the Company had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

10.      Earnings per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per share to diluted earnings per share is shown in the following table (dollars in thousands except share data):

 Periods Ended March 31,                                   1999                                   1998
                                             ---------------------------------    ---------------------------------
                                                Net                                   Net
                                              Income       Shares        EPS         Income       Shares        EPS
-------------------------------------------------------------------------------------------------------------------
 Three Months:
 Basic earnings per common share:

   Basic earnings per share                  $   3,850       20,595    $  0.19     $   (3,057)    20,087    $ (0.15)
                                             =========                 =======     ===========              ========
   Common shares issuable upon
    Exercise of stock options using
     treasury stock method                                    1,350                                   --
                                                             ------                               ------
 Diluted earnings per common share

   Diluted earnings per share                $   3,850       21,945    $  0.18     $   (3,057)    20,087    $ (0.15)
                                             =========       ======    =======     ===========    ======    ========

Unexercised employee stock options to purchase 23,000 and 2.1 million shares of the Company's common stock during the three months ended March 31, 1999 and 1998, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

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

The Company leases its corporate offices and regional offices in Boston, Massachusetts, Houston, Texas, San Jose, California and Pleasanton, California, under noncancellable operating leases expiring through 2002. Future minimum lease payments under these leases for the remainder of 1999 are approximately $1.5 million.

Natural Gas Purchases -- The Company enters into short-term gas purchase contracts with third parties to supply gas to its gas-fired cogeneration projects.

Capital  expenditures  -- At March 31, 1999,  the Company is under contract with
Siemens Westinghouse Power Corporation for a total of $814.9 million for the purchase of 23 turbines related to 11 development projects. Approximate payments related to these turbines is $369.1 million for 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 1999

Litigation

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In April 1999, the court granted Calpine Gordonsville and Calpine Auburndale's motions to dismiss with prejudice. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement from August 1997 until October 1998. TNP has withheld approximately $450,000 per month related to transmission charges. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of March 31, 1999, TNP has withheld approximately $7.7 million of standby power charges. In addition to the Texas PUC petition, CLC filed an action in Texas courts on October 2, 1997, alleging TNP's breach of the power sales agreement and is seeking refund of the standby charges. In October 1998, TNP and CLC reached an agreement in principle to settle all outstanding disputes. The parties have finalized the settlement documentation which has been submitted for approval by the Texas PUC. Both the Texas PUC action and the court action have been put on hold pending completion of the settlement. The Company does not believe this will have a material adverse effect on the consolidated financial statements.

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

12.      Subsequent Event

On May 7, 1999, the Company completed the acquisition from PG&E, of 12 Sonoma County and 2 Lake County power plants located at The Geysers, California for approximately $212.8 million. The acquisition was financed with a 24 year operating lease. The Company's geothermal steam fields fuel the facilities, which have a combined capacity of approximately 700 megawatts of electricity. All of the electricity generated from the facilities is sold into the California energy market, with the exception of an agreement entered into on April 29, 1999 to sell to Commonwealth Energy Corporation 75 megawatts of geothermal electricity in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) the possible unavailability of financing, (iii) risks related to the development, acquisition, and operation of power plants, (iv) the impact of avoided cost pricing, energy price fluctuations and gas price increases, (v) the impact of curtailment, (vi) the seasonal nature of our business, (vii) start-up risks,
(viii) general operating risks, (ix) the dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) the availability of natural gas, (xiv) the effects of competition, (xv) the dependence on senior management, (xvi) volatility in our stock price, (xvii) fluctuations in quarterly results and seasonality, and (xviii) other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

Overview

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. At March 31, 1999, we had interests in 22 powe plants and three steam fields predominantly in the United States, having an aggregate capacity of 3,018 megawatts.

On January 4, 1999, we completed the acquisition of a 20% interest in 82 billion cubic feet of proven natural gas reserves located in the Sacramento basin of Northern California. We paid approximately $14.9 million for $13.0 million in redeemable non-voting preferred stock and 20% of the outstanding common stock of Sheridan California Energy, Inc ("SCEI"). Additionally, we have signed a ten year gas contract enabling us to purchase 100% of SCEI's production.

On February 17, 1999, we announced that the Delta Energy Center has met the California Energy Commission's Data Adequacy requirements. This ruling stated that our Application for Certification contained adequate information for the California Energy Commission to begin their analysis of the power plant's environmental impacts and proposed mitigation. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical facility in Pittsburg, California, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to the Pittsburg, California and greater San Francisco Bay areas. The gas-fired power plant is to be constructed by Bechtel and operated by us.

On February 17, 1999, we announced plans to develop, own and operate a 540 megawatt gas-fired power plant in Westbrook, Maine. We acquired the development rights for the Westbrook Power Plant from Genesis Power Corporation. This power plant is scheduled to begin power deliveries by the end of 2000, and will serve the New England market.

On February 24, 1999, we announced plans to develop, own and operate a 600 megawatt gas-fired power plant located in San Jose, California. This power plant, called the Metcalf Energy Center, is the second power plant to be developed under the joint venture with Bechtel Enterprises, and will provide electricity to the San Francisco Bay area.

On March 19, 1999, we completed the acquisition of Unocal Corporation's Geysers geothermanl steam fields in northern California for approximately $102.1 million. The steam fields fuel PG&E's 12 Sonoma County power plants, totalling 544 megwatts of capacity. We purchased these plants on May 7, 1999 (see Note 12 to the Notes to Consolidated Financial Statements).

On April 14, 1999, we received approval from the California Energy Commission to construct a 500 megawatt gas-fired power plant near Yuba City, California. This power plant, called the Sutter Power Plant, was the first new power plant approved in California's deregulated power industry, and is the cleanest gas-fired power plant permitted in the United States. Electricity produced by the Sutter Power Plant will be sold to customers under bilateral contracts and into California's power market.

On April 22, 1999, we entered into a joint venture with GenTex Power Corporation to develop, own and operate a 500 megawatt gas-fired power plant in Bastrop County, Texas, called Lost Pines I. Construction of this power plant is expected to begin in October 1999. We will manage all phases of the plant's development process, with GenTex and ourselves jointly operating the plant. The output from Lost Pines I will be divided equally, with GenTex selling its portion to its customer base, while we will sell our portion to Texas' wholesale power market.

On April 23, 1999, we entered into a joint agreement with Pinnacle West Capital Corporation to potentially develop, own and operate a 500 megawatt gas-fired power plant located in Phoenix, Arizona. This plant, called the West Phoenix Power Plant, will provide power to the Phoenix metropolitan area, and construction on the facility will commence in 2001.

On May 7, 1999, we completed the acquisitions from PG&E, of 12 Sonoma County and 2 Lake County power plants for approximately $212.8 million. Our geothermal steam fields fuel the facilities, which have a combined capacity of approximately 700 megawatts of electricity. All of the generation from the facilities is sold to the California energy market, with the exception of an agreement entered into on April 29, 1999, to sell to Commonwealth Energy Corporation 75 megawatts of geothermal electricity in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002. Historically, we have served as a steam supplier for these facilities, which have been owned and operated by PG&E. These acquisitions will enable us to consolidate our operations in The Geysers into a single ownership structure and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market

Selected Operating Information

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

                                             Three Months Ended
                                                  March 31,
                                           -----------------------
(dollars in thousands)                     1999         1998
                                           ----------   ----------
Power Plants:
  Electricity revenue:
   Energy ..............................   $   73,425   $   23,314
   Capacity ............................   $   43,876   $    9,462
  Megawatt hours produced ..............    2,373,872      334,052
  Average energy price per kilowatt hour       0.0309       0.0698
Steam Fields:
 Steam revenue .........................   $   10,725   $   10,614
  Megawatt hours produced ..............      691,768      641,833
  Average price per kilowatt hour ......       0.0155       0.0165

Megawatt hours produced at the power plants increased 611% for the three months ended March 31, 1999 as compared with the same period in 1998, primarily due to 1,833,697 megawatt hours of production at the Pittsburg, Pasadena, Clear Lake, Texas City and Bethpage Power Plants.

OTHER FINANCIAL DATA RATIOS

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           1999      1998
                                          --------   -------
Depreciation and amortization ..........   $19,455   $12,582
Interest expense per indenture .........   $23,103   $19,724
EBITDA .................................   $51,138   $25,681
EBITDA to interest expense per indenture     2.21x     1.30x

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

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Consolidated Operations
(dollars in thousands)
                                            Three Months Ended March 31,
                                            ---------------------------------
Revenue:                                     1999      1998          % Change
                                            --------   --------      --------
Electricity and steam sales .............   $128,026   $ 43,390        195
Service contract revenue ................      6,772      5,481         24
Income from unconsolidated investments in
   power projects .......................     10,812      3,754        188
Interest on loans to power projects .....        303      2,520        (88)
                                             -------   --------
   Total revenue ........................    145,913     55,145        165
                                             -------   --------

Revenue -- Total revenue increased 165% to $145.9 million for the three months ended March 31, 1999 compared to $55.1 million in 1998.

Electricity and steam sales revenue increased 195% to $128.0 million in 1999 compared to $43.4 million in 1998. The increase is primarily attributable to the acquisition of the remaining interests in the Texas City, Clear Lake and Bethpage Power Plants and the acquisition of the Pittsburg Power Plant. These power plants accounted for $78.3 million in additional electricity revenues in 1999. The Pasadena Power Plant, which became operational in July 1998, contributed $12.7 million in revenue during 1999. Additionally, our Gilroy Power Plant experienced an increase of $4.8 million in 1999 compared to the same period in 1998 due to planned shutdowns in 1998. These increases were partially offset by a decrease of $11.1 million at The Geysers related to the expiration of the fixed priced period of their power sales agreements. Concurrently, the price of electricity for two of our power plants, Bear Canyon and West Ford Flat, was significantly reduced compared to the price for the same period in 1998.

     Service contract revenue increased to $6.8 million in 1999 compared to $5.5 million in 1998. The 24% increase was primarily attributable to a $437,000 increase in third party excess gas sales, as well as an increase of $478,000 for fuel management fees.

     Income from unconsolidated investments in power projects increased 188% to $10.8 million in 1999 compared to $3.8 million during 1998. The increase is primarily attributable to $1.2 million of equity income from our investment in the Bayonne Power Plant which was acquired in March 1998, an increase of $7.3 million from our Sumas equity investments and an increase of $1.2 million from our Kennedy International Airport and Stonybrook Power Plants. These increases were partially offset by a reduction of $2.9 million in equity income from our Texas City and Clear Lake Power Plants, which were consolidated on March 31, 1998.

     Interest income on loans to power projects decreased 88% to $303,000 in 1999 compared to $2.5 million in 1998. The decrease is primarily related to the acquisition of the remaining 50% interest in TCC on March 31, 1998.

Cost of revenue -- Cost of revenue increased 178% to $109.5 million in 1999 compared to $39.4 million in 1998. The increase of $70.1 million was primarily attributable to increase plant operating, fuel and depreciation expenses as a result of the acquisition of the remaining interests in the Texas City, Clear Lake and Bethpage Power Plants, the acquisition of the Pittsburg Power Plant and the startup of the Pasadena Power Plant.

General and administrative expenses -- General and administrative expenses increased 92% to $10.0 million for the three months in 1999 compared to $5.2 million in 1998. The increase was attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations.

Interest expense -- Interest expense increased 14% to $21.0 million for the three months ended March 31, 1999 from $18.5 million for the same period in 1998. The increase was primarily attributable to $7.9 million of interest associated with the issuance of senior notes in 1998, partially offset by an increase in capitalized interest of $1.8 million, and a reduction in interest of $2.1 million related to the acquisition of the remaining 50% interest TCC on March 31, 1998.

Provision for income taxes -- The effective income tax rate was approximately 39% for the three months ended March 31, 1999. The reductions from the statutory tax rate were primarily due to depletion in excess of tax basis benefits at our geothermal facilities, and a decrease in the California taxes paid due to our expansion into states other than California.

Liquidity and Capital Resources

To date, we have obtained cash from our operations, borrowings under our credit facilities and other working capital lines, sale of debt and equity, and proceeds from non-recourse project financing. We utilized this cash to fund our operations, service debt obligations, fund the acquisition, develop and construct power generation facilities, finance capital expenditures and meet our other cash and liquidity needs. The following table summarizes our cash flow activities for the periods indicated:

                         Three Months Ended
                             March 31,
                       ----------------------
                       1999         1998
                       ---------    ---------
(in thousands)
Cash flows from:
Operating activities   $  33,379    $   3,545
Investing activities    (248,600)    (154,256)
Financing activities     817,646      199,158
                       ---------    ---------
        Total ......   $ 602,425    $  48,447
                       =========    =========

     Operating activities for 1999 provided $33.4 million, consisting of approximately $19.4 million of depreciation and amortization, $3.9 million of net income, $10.3 million of distributions from unconsolidated investments in power projects, $2.3 million of deferred income taxes, $7.6 million net decrease in operating assets, and a $826,000 net increase in operating liabilities. This was offset by $10.8 million of income from unconsolidated investments.

     Investing activities for 1999 used $248.6 million, primarily due to $102.1 million for the acquisition of Unocal, $14.8 million for the acquisition of the Sheridan Power Plant, a $6.8 million increase in restricted cash, $48.9 million of capital expenditures related to the construction of the Pasadena Power Plant Expansion, $55.6 million of other capital expenditures principally for turbine purchases and for the Clear Lake Expansion project, $13.8 million of capitalized project development costs, $3.8 million of interest capitalized on construction projects, $4.7 million of additional loans, offset by $1.9 million of maturities of collateral securities in connection with the King City Power Plant.

     Financing activities for 1999 provided $817.6 million of cash consisting of $47.6 million of borrowings for the construction of the Pasadena Power Plant, $128.6 million of borrowings of non-recourse project financing, $767.5 million of net proceeds from additional equity and senior debt financings, and $1.6 million for the issuance of common stock for our Employee Stock Purchase Plan, partially offset by $127.6 million in repayment of non-recourse project financing.

     At March 31, 1999, cash and cash equivalents were $699.0 million and working capital was $678.0 million. For 1999, cash and cash equivalents increased by $602.4 million and working capital increased by $591.1 million as compared to December 31, 1998.

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

     On January 4, 1999, we entered into a Credit Agreement with ING (U.S.) Capital LLC to provide up to $265 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of March 31, 1999, $47.6 million was outstanding under the agreement. The outstanding loan bears interest at ING's base rate or at LIBOR plus an applicable margin and is payable quarterly. The loan matures on March 31, 2009. In connection with the Credit Agreement, we entered into a $10.0 million letter of credit facility. At March 31, 1999, there were no letters of credit outstanding under the facility.

On March 26, 1999, we completed a public offering of 6,000,000 shares of our common stock at $31.00 per share. The net proceeds from this public offering are estimated to be approximately $177.9 million. Additionally, in April 1999, we sold an additional 900,000 shares of common stock at $31.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

     On March 29, 1999, we completed a public offering of $250 million of our 7-5/8% Senior Notes Due 2006 and of our $350 million 7-3/4% Senior Notes Due 2009. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $589.6 million. The Senior Notes due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes due 2006 are not redeemable prior to maturity. The Senior Notes due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes due 2009 are not redeemable prior to maturity.

     The net proceeds from the sale of common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 will be used as follows: (i) $119.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma Power Plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, $23.4 million of which was incurred to finance a portion of the steam fields that service the Sonoma Power Plants, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, and (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development. Transaction costs incurred in connection with the Senior Note offering were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

     At March 31, 1999, we also had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004, with interest payable semi-annually on February 1 and August 1 of each year. In addition, we had $171.8 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on May 15, 2006, with interest payable semi-annually on May 15 and November 15 of each year. During 1997, we issued $275.0 million of 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007, with interest payable semi-annually on January 15 and July 15 of each year. During 1998, we issued $400.0 million of 7 7/8% Senior Notes Due 2008, which mature on April 1, 2008, with interest payable semi-annually on April 1 and October 1 of each year.

     At March 31, 1999, we had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. We had no borrowings and $21.9 million of letters of credit outstanding under the credit facility (See Note 9 to the Notes to Consolidated Financial Statements). The credit facility contains certain restrictions that limit or prohibit, among other things, our ability to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

     At March 31, 1999, we had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

     We have a $1.1 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At March 31, 1999, we had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings accrue interest at prime plus 1%.

Outlook

Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power market, primarily through our active development and acquisition programs. In pursuing our proven growth strategy, we utilize our extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which we believe provide us with a competitive advantage. The key elements of our strategy are as follows:

-- Development and expansion of power plants. We are actively pursuing the development and expansion of highly efficient, low-cost, gas-fired power plants that replace old and inefficient generating facilities and meet the demand for new generation. Our strategy is to develop power plants in strategic geographic locations that enable us to leverage existing power generation assets and operate the power plants as integrated electric generation systems. This allows us to achieve significant operating synergies and efficiencies in fuel procurement, power marketing and operations and maintenance.

-- We currently have six new projects under construction, representing an additional 1,784 megawatts of capacity. Of these new projects, we are expanding our Pasadena and Clear Lake facilities by an aggregate of 545 megawatts. In addition, four new gas-fired power plants, which will produce an estimated 1,239 megawatts of electricity, are currently under construction in Dighton, Massachusetts; Tiverton, Rhode Island; Rumford, Maine; and Westbrook, Maine. We have also announced plans to develop five additional power generation facilities, totaling an estimated 3,180 megawatts of electricity, in California, Texas, Arizona and Maine.

-- Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent acquisition criteria and that provide significant potential for revenue, cash flow and earnings growth and that provide the opportunity to enhance the operating efficiencies of the plants. We have significantly expanded and diversified our project portfolio through the acquisition of power generation facilities through the completion of 23 acquisitions to date.

-- We completed two acquisitions subsequent to the March 31, 1999 Consolidated Financial Statements (See Note 12 to the Notes to Consolidated Financial Statements), comprising of 14 geothermal power plants with an aggregate capacity of 694 megawatts and certain related steam fields located in The Geysers, California. Historically, we have served as a steam supplier for these facilities, which have been owned and operated by PG&E. These acquisitions will enable us to consolidate our operations in The Geysers into a single ownership structure and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market.

-- Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to an aggregate of 40 power plants with an aggregate capacity of 5,207 megawatts, after completion of our pending acquisitions and projects currently under construction. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation market.

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

Financial Market Risks

From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of March 31, 1999 (in thousands):

                  Notional    Weighted
                 Principal     Average     Fair Market
 Maturity Date     Amount   Interest Rate     Value
--------------   ---------  -------------  -----------
     2000        $ 28,000        9.9%       $   (869)
     2006          10,000        7.1%           (757)
     2009          65,000        6.1%         (1,466)
     2011          17,600        6.8%           (896)
     2013          75,000        7.2%         (6,559)
     2014          52,370        6.5%         (2,075)
                ---------                  -----------
Total            $247,970        7.0%       $(12,622)
                =========                  ===========

Short-term investments. As of March 31, 1999, we have short-term investments of $4.2 million. These short-term investments consist of highly liquid investments with maturities between three and twelve months. These investments are subject to interest rate risk and will increase in value if market interest rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will reduce our interest income.

     Outstanding debt. As of March 31 1999, we have outstanding long-term debt of approximately $1.7 billion primarily made up of $1.6 billion of senior notes and $120.6 million of non-recourse project financing. Our non-recourse project financing is stated at fair market value and bears a weighted average interest rate of 6.8%. Our outstanding long-term Senior Notes as of March 31, 1999 are as follows (in thousands):

                  Carrying                     Fair Market
Maturity Date      Amount    Interest Rate       Value
-------------    ----------  -------------     ----------
   2004          $  105,000      9-1/4%        $  108,200
   2006             171,750     10-1/2%           188,900
   2006             250,000      7-5/8%           250,000
   2007             275,000      8-3/4%           288,800
   2008             400,000      7-7/8%           403,000
   2009             350,000      7-3/4%           350,000
                 ----------                    ----------
   Total        $ 1,551,750                    $1,588,900
                ===========                    ==========

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

Impact of Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes the reporting of information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December
15, 1997. During 1998, we started the process of decentralization of our operations and completed this process during the first quarter of calendar 1999. We have adopted this pronouncement beginning January 1999 (see Note 5 of the Notes to Consolidated Financial Statements).

     In June 1998, FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards, requiring every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and require that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This Statement must be applied to derivative instruments and to certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We have not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and have not determined the timing of or method of the adoption of SFAS No. 133. However, this Statement could increase volatility in earnings.

Year 2000 Compliance. -- The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded systems were designed to read and store dates using only the last two digits of the year.

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

     The Year 2000 Project Team is focusing on four separate technology domains:

--   Corporate   applications,   which   include  core  business   systems;

-- Non-Information technology, which includes all operating and control systems;

-- End-User computing systems (that is, systems that are not, considered core business systems but may contain date calculations); and

--   Business partner and vendor systems.

     Corporate Applications - Corporate applications are those major core systems, such as customer information, human resources and general ledger, for which our Management Information Systems department has the responsibility. We utilize PeopleSoft for our major core systems. The PeopleSoft applications are in operation and have been determined to be Year 2000 compliant.

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

An Inventory phase for non-information technology/embedded systems was completed in October 1998. The Initial Assessment Phase was completed in December 1998. We plan to complete remediation of non-compliant systems by the second quarter of 1999. To date, all embedded systems that have been identified by Calpine can be upgraded or modified within our current schedule. The schedule for addressing year 2000 issues with respect to mission critical embedded systems is as follows:

PHASE                      STATUS              ESTIMATED COMPLETION DATE
------------------------------------------------------------------------
Inventory                  Complete            September 1998
Initial Assessment         Complete            November 1998
Detail Assessment          In-progress (92%)   February 1999 - May 1999
Remediation                In-progress (70%)   May 1999 - June 1999
Contingency Planning       In-progress (5%)    June 1999 - Oct 1999

     Testing of embedded systems is complex because some of the testing must be completed during power plant scheduled maintenance outages. Much of the testing will be accomplished in the spring of 1999 during regularly scheduled maintenance outage periods. At that time, at least one typical unit of each critical type will be tested by Calpine or in cooperation with other power companies, and the requirement for further testing will be determined.

     End-User Computing Systems - Some of our business units have developed systems, databases, spreadsheets, etc. that contain date calculations. Compliance of individual workstations is also included in this domain. These systems comprise a relatively small percentage of the required modification in terms of both number and criticality.

     Our end-user computing systems are being inventoried by each business unit and evaluated and remediated by the Company's MIS staff. We expect to complete remediation and testing of the end-user computing systems by mid-1999.

     -- Business Partner and Vendor Systems -- We have contracts with business partners and vendors who provide products and services to the Company. We are vigorously seeking to obtain Year 2000 assurances from these third parties. Year 2000 Project Team and appropriate business units are jointly undertaking this effort. We have sent letters and accompanying Year 2000 surveys to about 800 vendors and suppliers. Over 600 responses have been received as of March 31 1999. These responses outline to varying degrees the approaches vendors are undertaking to resolve Year 2000 issues within their own systems.
          Follow-up letters are being sent to those vendors who have not responded or whose responses were inadequate.

     Contingency Planning - Contingency and business continuation planning are in various stages of development for critical and high-priority systems. Our existing disaster response plan and other contingency plans are scheduled to be evaluated and will be adopted for use in case of any Year 2000-related disruption. We expect to complete our contingency planning by October 1999.

     Costs - The costs of expected modifications are currently estimated to be approximately $1.7 million which will be charged to expense as incurred. From January 1, 1998 through March 31, 1999, $158,000 has been charged to expense. Approximately 12% of the estimated total cost has been incurred in 1998, 63% will be incurred in 1999, and the remainder will be incurred in 2000. These costs have been and will be funded through operating cash flow. These estimates may change as additional evaluations are completed and remediation and testing progress.

     Risks - We currently expect to complete our Year 2000 efforts with respect to critical systems by mid-1999. This schedule and our cost estimates may be affected by, among other things, the availability of Year 2000 personnel, the readiness of third parties, the timing for testing our embedded systems, the availability of vendor resources to complete embedded system assessments and produce required component upgrades and our ability to implement appropriate contingency plans.

     We produce revenues by selling power we produce to customers. We depend on transmission and distribution facilities that are owned and operated by investor-owned utilities to deliver power to the our customers. If either our customers or the providers of transmission and distribution facilities experience significant disruptions as a result of the Year 2000 problem, our ability to sell and deliver power may be hindered, which could result in a loss of revenue.

     The cost or consequences of a materially incomplete or untimely resolution of the Year 2000 problem could adversely affect our future operations, financial results or our financial condition.

     The forward-looking statements discussed in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory conditions, the changing environment of the power generation industry, pricing, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in our SEC reports and filings.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In April 1999, the court granted Calpine Gordonsville and Calpine Auburndale's motions to dismiss with prejudice. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement from August 1997 until October 1998. TNP has withheld approximately $450,000 per month related to transmission charges. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of March 31, 1999, TNP has withheld approximately $7.7 million of standby power charges. In addition to the Texas PUC petition, CLC filed an action in Texas courts on October 2, 1997, alleging TNP's breach of the power sales agreement and is seeking refund of the standby charges. In October 1998, TNP and CLC reached an agreement in principle to settle all outstanding disputes. The parties are currently finalizing the documentation of the settlement which must be approved by the Texas PUC. Both the Texas PUC action and the court action have been put on hold pending completion of the settlement. The Company does not believe this has a material adverse effect on the consolidated financial statements.

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

ITEM 2.  CHANGE IN SECURITIES

                  None.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31,1999.

 (b) Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

   Exhibit
   Number       Description

     3.1 --Amended and Restated Certificate of Incorporation of Calpine Corporation, a Delaware corporation.(b)
     3.2 --Amended and Restated Bylaws of Calpine Corporation, a Delaware corporation.(b)
     4.1 --Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as Trustee, including form of Notes.(a)
     4.2 --Indenture dated as of May 16, 1996 between the Company and Fleet National Bank, as Trustee, including form of Notes.(d)
     4.3 --Indenture dated as of July 8, 1997 between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
     4.4 --Indenture dated as of March 31, 1998 between the Company and The Bank of New York, as Trustee, including form of Notes.(l)
     4.5 --Indenture dated as of March 26, 1999 between the Company and The Bank of New York, as Trustee, including form of Notes.(m)
     10.1 --Financing Agreements
     10.1.1 --Construction and Term Loan Agreement, dated as of January 30, 1992, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America and Credit Suisse, New York Branch.(a)
     10.1.2 --Amendment No. 1 to Construction and Term Loan Agreement, dated as of May 24, 1993, between Sumas Cogeneration Company, L.P., The Prudential Insurance Company of America and Credit Suisse, New York Branch.(a)
     10.1.3 --Lease dated as of April 24, 1996 between BAF Energy A California Limited Partnership, Lessor, and Calpine King City Cogen, LLC, Lessee.(c)
     10.1.4 --Credit Agreement, dated as of August 28, 1996, among Calpine Gilroy Cogen, L.P. and Banque Nationale de Paris.(b)
     10.1.5 --Credit Agreement, dated as of September 25, 1996, among Calpine Corporation and The Bank of Nova Scotia.(c) 10.1.6 --Credit Agreement, dated December 20, 1996, among Pasadena Cogeneration L.P. and ING (U.S.) Capital Corporation and The Bank Parties Hereto.(e)
     10.2 --Purchase Agreements
     10.2.1 --Asset Purchase Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P.(d)
     10.2.2 --Noncompetition/Earnings Contingency Agreement, dated as of August 28, 1996, among Gilroy Energy Company, McCormick & Company, Incorporated and Calpine Gilroy Cogen, L.P.(d)
     10.2.3 --Purchase and Sale Agreement dated March 27, 1997 for the purchase and sale of shares of Enron/Dominion Cogen Corp. Common Stock among Enron Power Corporation and Calpine Corporation.(i)
     10.2.4 --Stock Purchase and Redemption Agreement dated March 31, 1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and Calpine Finance.(i)
     10.2.5 --Stock Purchase Agreement Among Gas Energy Inc., Gas Energy Cogeneration Inc., Calpine Eastern Corporation and Calpine Corporation dated August 22, 1997.(h)
     10.2.6 --First Amendment to the Stock Purchase Agreement Among Gas Energy Inc., Gas Cogeneration Inc., The Brooklyn Union Gas Company and Calpine Eastern Corporation and Calpine Corporation dated August 22, 1997; as amended on December 19, 1997.(h)
     10.2.7 --Amended and Restated Cogenerated Electricity Sale and Purchase Agreement by and between Cogenron Inc., and Texas Utilities Electric Company dated June 12, 1985; as previously amended, and as amended and restated on December 29, 1997.(h)
     10.2.8 --Agreement for the Purchase of Electrical Power and Energy between Capital Cogeneration Company Ltd. And Texas-New Mexico Power Company Agreement.(h)
     10.2.9 --Stock Purchase Agreement dated May 1, 1998 and between Calpine Corporation and CCNG Investments, L.P.(k)

     10.3       --Power Sales Agreements
     10.3.1 --Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 30, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents.(a)
     10.3.2 --Long-Term Energy and Capacity Power Purchase Agreement relating to the Bear Canyon Facility, dated November 29, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Modification dated November 29, 1984, Amendment dated October 17, 1985, Second Amendment dated October 19, 1988, and related documents.(a)
     10.3.3 --Long-Term Energy and Capacity Power Purchase Agreement relating to the West Ford Flat Facility, dated November 13, 1984, between Pacific Gas & Electric and Calpine Geysers Company, L.P. (formerly Santa Rosa Geothermal Company, L.P.), and Amendments dated May 18, 1987, June 22, 1987, July 3, 1987 and January 21, 1988, and related documents.(a)
     10.3.4 --Agreement for Firm Power Purchase, dated as of February 24, 1989, between Puget Sound Power & Light Company and Sumas Energy, Inc. and Amendment thereto dated September 30, 1991.(a)
     10.3.5 --Long-Term Energy and Capacity Power Purchase Agreement, dated December 5,1985 , between Calpine Gilroy Cogen, L.P. and Pacific Gas and Electric Company, and Amendments thereto dated December 19, 1993, July 18, 1985, June 9, 1986, August 18, 1988 and June 9, 1991.(b)
     10.3.6 --Amended and Restated Energy Sales Agreement, dated December 16, 1996, between Phillips Petroleum Company and Pasadena Cogeneration, L.P.(e)
     10.4 --Steam Sales Agreements
     10.4.1 --Amendment to the Steam and Electricity Service Agreement between Cogenron Inc. and Union Carbide Corporation dated June 12, 1985.(h)
     10.6       --Gas Supply Agreements
     10.6.1 --Gas Sale and Purchase Agreement, dated as of December 23, 1991, between ENCO Gas, Ltd. and Sumas Cogeneration Company, L.P.(a)
     10.6.2 --Gas Management Agreement, dated as of December 23, 1991, between Canadian Hydrocarbons Marketing Inc., ENCO Gas, Ltd. And Sumas Cogeneration Company, L.P.(a)
     10.8       --General
     10.8.1 --Limited Partnership Agreement of Sumas Cogeneration Company, L.P., dated as of August 28, 1991, between Sumas Energy, Inc. and Whatcom Cogeneration Partners, L.P.(a)
     10.8.2 --First Amendment to Limited Partnership Agreement of Sumas Cogeneration Company, L.P., dated as of January 30, 1992, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
     10.8.3 --Second Amendment to Limited Partnership Agreement of Sumas Cogeneration Company, L.P., dated as of May 24, 1993, between Whatcom Cogeneration Partners, L.P. and Sumas Energy, Inc.(a)
     10.8.4 --Amended and Restated Limited Partnership Agreement of Geothermal Energy Partners Ltd., L.P., dated as of May 19, 1989, between Western Geothermal Company, L.P., Sonoma Geothermal Company, L.P., and Cloverdale Geothermal Partners, L.P.(a)
     10.8.5 --Ground Lease Agreement, between Union Carbide Corporation and Northern Cogeneration One Company, dated January 1, 1986.(h)
     10.9.1 --Calpine Corporation Stock Option Program and forms of agreements thereunder.(a)
     10.9.2 --Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
     10.9.3 --Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(b)
     10.10.1 --Amended and Restated Employment Agreement between Calpine Corporation and Mr. Peter Cartwright.(b)
     10.10.2 --Senior Vice President Employment Agreement between Calpine Corporation and Ms. Ann B. Curtis.(b)
     10.10.3 --Senior Vice President Employment Agreement between Calpine Corporation and Mr. Lynn A. Kerby.(b)
     10.10.4 --Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter.(b)

     10.10.5 --Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly.(b)
     10.10.6 --First Amended and Restated Consulting Contract between Calpine Corporation and Mr. George J. Stathakis.(b) 10.11 --Form of Indemnification Agreement for directors and officers.(b)
     21.1 --Subsidiaries of the Company.(d)
     27.0 --Financial Data Schedule.* ___________

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

     (i) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

     (j) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1998 and filed on April 14, 1998.

     (k) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 26, 1998 and filed on June 9, 1998.

     (l) Incorporated by reference to Registrant's Registration Statement on Form S-4, filed on August 10, 1998 (Registration Statement No. 333-61047).

     (m) Incorporated by reference to Registrant's Form 424B filed on March 26, 1999 with the Securities and Exchange Commission.

     * Filed herewith.

Exhibit 27        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      /s/ Ann B, Curtis                                 Date:    May 13, 1999
         ------------------------
         Ann B. Curtis
         Executive Vice President
         (Chief Financial Officer)



By:      /s/ Charles B. Clark                              Date:    May 13, 1999
         ------------------------
         Charles B. Clark, Jr.
         Vice President and
         Corporate Controller
         (Chief Accounting Officer)