Form 10-Q
period 1999-06-30
CALPINE CORP
filed 1999-08-12
CIK 916457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999


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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock 27,174,147 shares outstanding on August 2, 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                For the Three and Six Months Ended June 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998 ...............................  3

         Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1999 and 1998 .................  4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998 ...........................  5

         Notes to Consolidated Financial Statements ........................  6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................... 15

PART II..OTHER INFORMATION

         ITEM 1.  Legal Proceedings ........................................ 29

         ITEM 2.  Change in Securities ..................................... 30

         ITEM 3.  Quantitative and Qualitative Disclosures
                  about Market Risk......................................... 30

         ITEM 4.  Submission of Matters to a Vote of Security Holders ...... 30

         ITEM 5.  Other Information ........................................ 30

         ITEM 6.  Exhibits and Reports on Form 8-K ......................... 30


Signatures ................................................................. 33

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                                 (in thousands)

                                                         June 30,   December 31,
                                                            1999        1998
                                                         ---------- ------------
                                                         (unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $  320,287   $   96,532
  Accounts receivable from related parties .............      1,745        4,115
  Accounts receivable ..................................    116,845       79,743
  Inventories ..........................................     14,504       14,194
  Other current assets .................................     20,428       14,919
                                                         ----------   ----------
          Total current assets .........................    473,809      209,503
                                                         ----------   ----------

Property, plant and equipment, net .....................  1,568,882    1,094,303
Investments in power projects ..........................    234,584      221,509
Project development costs ..............................     49,563       17,001
Collateral securities, net of current portion ..........     84,818       86,920
Notes receivable from related parties ..................     16,202       10,899
Restricted cash ........................................     38,719       14,454
Deferred financing costs ...............................     30,091       22,789
Other assets ...........................................     53,082       51,568
                                                         ----------   ----------
          Total assets ................................. $2,549,750   $1,728,946
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Non-recourse project financing, current portion ...... $     --     $    5,450
  Accounts payable .....................................     44,070       53,190
  Accrued interest payable .............................     37,623       25,600
  Other current liabilities ............................     45,687       38,339
                                                         ----------   ----------
          Total current liabilities ....................    127,380      122,579
                                                         ----------   ----------

Construction financing .................................     79,210         --
Non-recourse project financing, net of current portion..       --        114,190
Senior notes ...........................................  1,551,750      951,750
Deferred income taxes, net .............................    173,072      159,788
Deferred lease incentive ...............................     66,029       67,814
Other liabilities ......................................     38,182       25,859
                                                         ----------   ----------
          Total liabilities ............................  2,035,623    1,441,980
                                                         ----------   ----------
Stockholders' equity:
  Preferred stock, $0.001 par value per share:
   authorized 10,000,000 shares, none issued
   and outstanding in 1999 and 1998 ....................       --           --
  Common stock, $0.001 par value per share:
   authorized 100,000,000 shares; issued and
   outstanding 27,174,147 in 1999 and
   20,161,581 in 1998 ..................................         27           20
  Additional paid-in capital ...........................    374,618      168,874
  Retained earnings ....................................    139,482      118,072
                                                         ----------   ----------
          Total stockholders' equity ...................    514,127      286,966
                                                         ----------   ----------
          Total liabilities and stockholders' equity ... $2,549,750   $1,728,946
                                                         ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            For the Three and Six Months Ended June 30, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                     --------------------  --------------------
                                        1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Revenue:
 Electricity and steam sales ....... $ 176,296  $ 135,408  $ 304,322  $ 178,798
 Service contract revenue ..........     6,466      3,048     13,238      8,529
 Income from unconsolidated
  investments in power projects ....     7,509      3,099     18,321      6,853
 Interest income on loans
  to power projects ................       406         42        709      2,562
                                     ---------  ---------  ---------  ---------
       Total revenue ...............   190,677    141,597    336,590    196,742
                                     ---------  ---------  ---------  ---------
Cost of revenue:
 Plant operating expenses ..........    26,648     18,565     49,784     28,837
 Fuel expense ......................    61,521     52,164    115,458     57,835
 Depreciation ......................    23,310     18,461     42,289     30,811
 Production royalties ..............     3,209      2,366      5,626      5,238
 Operating lease expenses ..........     7,959      3,308     13,552      6,616
 Service contract expenses .........     6,016      1,892     11,461      6,788
                                     ---------  ---------  ---------  ---------
        Total cost of revenue ......   128,663     96,756    238,170    136,125
                                     ---------  ---------  ---------  ---------

Gross profit .......................    62,014     44,841     98,420     60,617

Project development expenses .......     2,292      1,438      4,248      3,119
General & administrative expenses ..    10,933      5,807     20,964     11,043
                                     ---------  ---------  ---------  ---------
     Income from operations ........    48,789     37,596     73,208     46,455

Other expense (income):

 Interest expense ..................    26,144     22,267     47,171     40,790
 Interest income ...................    (7,054)    (3,332)    (9,832)    (5,695)
 Other income, net .................    (1,073)      (503)    (1,236)      (904)
                                     ---------  ---------  ---------  ---------
   Income before provision
    for income taxes ...............    30,772     19,164     37,105     12,264

Provision for income taxes .........    12,062      7,236     14,545      3,393
                                     ---------  ---------  ---------  ---------
 Income before extraordinary charge     18,710     11,928     22,560      8,871
  Extraordinary charge, net of tax
  benefit of $793 and $207 .........     1,150        302      1,150        302
                                     ---------  ---------  ---------  ---------
     Net income .................... $  17,560  $  11,626  $  21,410  $   8,569
                                     =========  =========  =========  =========

Basic earnings per common share:
 Weighted average shares outstanding    26,923     20,105     23,759     20,056
 Income before extraordinary charge  $    0.69  $    0.59  $    0.95  $    0.44
 Extraordinary charge .............. $   (0.04) $   (0.01) $   (0.05) $   (0.01)
 Net income ........................ $    0.65  $    0.58  $    0.90  $    0.43

Diluted earnings per common share:
 Weighted average shares outstanding    28,524     21,126     25,235     21,050
 Income before extraordinary charge  $    0.66  $    0.56  $    0.89  $    0.42
 Extraordinary charge .............. $   (0.04) $   (0.01) $   (0.04) $   (0.01)
 Net income ........................ $    0.62  $    0.55  $    0.85  $    0.41

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                      ----------------------
                                                         1999         1998
                                                      ---------    ---------
Cash flows from operating activities:
  Net income ......................................   $  21,410    $   8,569
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ..................      44,086       31,428
   Deferred income taxes, net .....................      13,285        2,374
   Income from unconsolidated investments
    in power projects .............................     (18,321)      (6,853)
   Distributions from unconsolidated power projects      25,522       12,995
   Change in operating assets and liabilities:
     Accounts receivable ..........................     (34,503)      (6,486)
      Inventories .................................         440          327
     Other current assets .........................       3,258        6,961
     Other assets .................................      (3,794)      (5,967)
     Accounts payable and accrued expenses ........      10,037      (23,245)
     Other liabilities ............................      (2,865)       2,970
                                                      ---------    ---------
       Net cash provided by operating activities ..      58,555       23,073
                                                      ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment ....    (423,874)     (23,983)
  Acquisitions ....................................    (117,824)    (160,517)
  Proceeds from sale and leaseback of plant .......      18,436         --
  Decrease (increase) in notes receivable .........      (5,303)      13,814
  Maturities of collateral securities .............       1,850        6,030
  Project development costs .......................     (47,837)     (10,076)
  Proceeds from restricted cash ...................     (15,776)        (191)
                                                      ---------    ---------
      Net cash used in investing activities .......    (590,328)    (174,923)
                                                      ---------    ---------
Cash flows from financing activities:
  Borrowings from construction financing ..........      79,210         --
  Borrowings from non-recourse project financing ..     128,585       54,974
  Repayments of non-recourse project financing ....    (248,225)    (141,085)
  Proceeds from issuance of Senior Notes ..........     600,000      296,000
  Proceeds from equity offering ...................     204,585         --
  Proceeds from issuance of common stock ..........       1,167          427
  Write-off of deferred financing costs ...........       1,943         --
  Financing costs .................................     (11,737)      (6,620)
                                                      ---------    ---------
      Net cash provided by financing activities ...     755,528      203,696
                                                      ---------    ---------

Net increase in cash and cash equivalents .........     223,755       51,846
Cash and cash equivalents, beginning of period ....      96,532       48,513
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 320,287    $ 100,359
                                                      =========    =========
Cash paid during the period for:
  Interest ........................................   $  42,088    $  36,121
  Income taxes ....................................   $   1,471    $     188

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

1.       Organization and Operation of the Company

Calpine Corporation, a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. The Company has ownership interests in and operates gas-fired cogeneration facilities, geothermal steam fields and geothermal power generation facilities in northern California, Washington, Texas and various locations on the East Coast. Each of the generation facilities produces electricity which is marketed to utilities and other third party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is primarily sold to industrial users.

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

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the six months ended June 30, 1999 and 1998, the Company capitalized $14.0 million and $3.7 million, respectively, of interest in connection with the construction of power plants.

Derivative financial instruments -- The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations in connection with certain debt commitments. The instruments' cash flows mirror those of the underlying exposures. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are deferred and recognized in income over the remaining life of the underlying debt.

New Accounting Pronouncements -- In May 1999, the FASB issued an Exposure Draft entitled - "Deferral of the Effective Date of FASB Statement No. 133." The Exposure Draft would amend SFAS. No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, this Statement could increase volatility in earnings.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   financial
statements have been reclassified where necessary to conform to the 1999 presentation.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999


3.       Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                   June 30,     December 31,
                                                     1999           1998
                                                 -----------    -----------
Geothermal properties ........................   $   406,893    $   312,139
Buildings, machinery and equipment ...........       669,443        653,865
Power sales agreements .......................       145,975        145,957
Gas contracts ................................       122,543        122,561
Other assets .................................        32,802         18,955
                                                 -----------    -----------
                                                   1,377,656      1,253,477
Less accumulated depreciation and amortization      (231,605)      (203,984)
                                                 -----------    -----------
                                                   1,146,051      1,049,493
Land .........................................         1,590          1,590
Construction in progress .....................       421,241         43,220
                                                 -----------    -----------
Property, plant and equipment, net ...........   $ 1,568,882    $ 1,094,303
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

4.       Results of Unconsolidated Investments in Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                     Six Months Ended June 30,
                                                     ------------------------
                                                         1999         1998
                                                     -----------   ----------
Condensed Combined Statements of Operations:
     Revenue ......................................   $  231,531   $  187,216
     Net income ...................................   $   48,001   $   19,429
     Company's share of net income ................   $   18,321   $    6,853

                                                       June 30,   December 31,
                                                     ------------------------
                                                         1999         1998
                                                     -----------   ----------
Condensed Combined Balance Sheets:
     Assets .......................................   $1,315,950   $1,274,202
     Liabilities ..................................   $1,030,275   $1,000,812

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                                                                   Service
                                              Income          Contract Revenue
                                        -------------------  -------------------
                             Ownership         Six Months Ended June 30,
                             Interest     1999       1998       1999      1998
                            ----------  --------   --------   --------  --------
Sumas Power Plant (1) ....         --   $ 14,243   $  2,872   $  1,322  $    809
Gordonsville Power Plant .         50%     1,872      1,785         --        --
Lockport Power Plant .....       11.4%     1,980      1,785         --        --
Texas Cogeneration Company         --         --      2,922         --     2,749
Bayonne Power Plant ......        7.5%     1,912        406         --        --
Kennedy International
 Airport Power Plant .....         50%    (1,592)    (2,686)       418        --
Sheridan Gas Fields ......         20%       100         --         --        --
Auburndale Power Plant ...          5%      (273)      (590)        --        --
Stony Brook Power Plant ..         50%       (57)       231        468        --
Agnews Power Plant .......         20%       (54)       (98)     1,010       948
Aidlin Power Plant .......         50%       190        226      1,200     1,638
                                        --------   --------   --------  --------
          Total ..........              $ 18,321   $  6,853   $  4,418  $  6,144
                                        ========   ========   ========  ========

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

(1) On December 31, 1998, the Partnership agreement governing Sumas Cogeneration Company, L.P. ("Sumas") was amended changing the distributions schedule for the Company from the previously amended agreement dated September 30, 1997. The newly amended agreement reflects the earnings the Company was entitled to under that agreement from a variable payment schedule to a fixed payment schedule. On September 30, 1997, the partnership agreement was amended changing the distribution percentages to the partners. As provided for in the amendment, the Company's percentage share of the project's cash flow increased from 50% to approximately 70% through June 30, 2001, based on certain specified payments. Thereafter, the Company will receive 50% of the project's cash flow until a 24.5% pre-tax rate of return on its original investment is achieved, at which time the Company's equity interest in the partnership will be reduced to 0.1%. As a result of the amendment of the partnership agreement and the receipt of certain distributions during 1997, the Company's investment in Sumas was reduced to zero. Because the investment has been reduced to zero and there are no continuing obligations of the Company related to Sumas, the Company expects that income recorded in future periods will approximate the amount of cash received from partnership distributions.

5.       Common Stock and Senior Notes Offering

On March 26, 1999, the Company completed a public offering of 6,000,000 shares of its common stock at $31.00 per share. The net proceeds from this public offering were approximately $177.9 million. Additionally, in April 1999, the Company sold an additional 900,000 shares of common stock at $31.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

On March 29, 1999, the Company completed a public offering of $250.0 million of its 7-5/8% Senior Notes Due 2006 ("Senior Notes Due 2006") and $350.0 million of its 7-3/4% Senior Notes Due 2009 ("Senior Notes Due 2009"). The Senior Notes Due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes Due 2006 are not redeemable prior to maturity. The Senior Notes Due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $588.3 million.

The net proceeds from the sale of the common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 were used as follows: (i) $120.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma County Power Plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, $23.4 million of which was incurred to finance a portion of the steam fields that service the Sonoma County Power Plants, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development, and (vi) the remaining $96.3 million will be used for general corporate purposes. Transaction costs incurred in connection with the Senior Notes offerings were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999
6.       Acquisitions

Unocal Transaction

On March 19, 1999, the Company completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.1 million. The steam fields fuel the Company"s 12 Sonoma County power plants, totaling 544 megawatts of capacity. The Company purchased these plants from Pacific Gas & Electric Company ("PG&E") on May 7, 1999.

PG&E Transactions

On May 7, 1999, the Company completed the acquisitions from PG&E, of 12 Sonoma County and 2 Lake County power plants located at The Geysers, California for approximately $212.8 million. The acquisitions were financed with a 24 year operating lease (see Note 10). The Company's geothermal steam fields fuel the facilities, which have a combined capacity of approximately 700 megawatts of electricity. All of the electricity generated from the facilities is sold into the California energy market, with the exception of an agreement entered into on April 29, 1999 to sell to Commonwealth Energy Corporation 75 megawatts of geothermal electricity in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002.

7.       Construction Financing

On January 4, 1999, the Company entered into a Credit Agreement with ING (U.S.) Capital LLC ("ING") to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of June 30, 1999, $79.2 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin and is payable quarterly. The construction loan will convert to a term loan once the project has completed construction. The construction loan will mature on or before July 1, 2000, but is subject to an extension to October 1, 2000 if there are sufficient construction funds available. The term loan will be available for a period not to exceed five years from the construction loan maturity date. In connection with the Credit Agreement, the Company entered into a $10.0 million letter of credit facility. At June 30, 1999, there were no letters of credit outstanding under the facility.


8.       Revolving Credit Facility and Line of Credit

The Company maintains a credit facility of $100.0 million, which is available through a consortium of commercial lending institutions with The Bank of Nova Scotia as agent. A maximum of $50.0 million of the credit facility may be allocated to letters of credit. At June 30, 1999, the Company had no borrowings and $20.9 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, at least quarterly. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of June 30, 1999. Commitment fees related to this line of credit are charged based on 0.375% of committed unused credit.

At June 30, 1999, the Company had a loan facility with Union Bank with available borrowings totaling $1.1 million. As of June 30, 1999, the Company had no borrowings and $74,000 of letters of credit outstanding under the facility. Additionally, the Company had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

9.       Earnings per Share

                                                   June 30, 1999                 June 30, 1998
                                            ----------------------------   ----------------------------
                                               Net                           Net
 (in thousands, except per share amounts)     Income   Shares     EPS       Income   Shares     EPS
 ------------------------------------------------------------------------------------------------------
 Three Months:
 Basic earnings per common share:
   Income before extraordinary charge ....   $ 18,710   26,923   $ 0.69   $ 11,928   20,105   $ 0.59
   Extraordinary charge net of tax benefit
   of $793 and $207 ......................      1,150             (0.04)       302             (0.01)
                                             --------            ------   --------            ------
   Basic earnings per common share .......   $ 17,560   26,923   $ 0.65   $ 11,626   20,105   $ 0.58
                                             ========   ======   ======   ========   ======   ======
   Common shares issuable upon
    Exercise of stock options using
     Treasury stock method ...............               1,601                        1,021
                                                        ------                       ------
 Diluted earnings per common share:
   Income before extraordinary charge ....   $ 18,710   28,524  $ 0.66    $ 11,928   21,126   $ 0.56
   Extraordinary charge net of tax benefit
    of $793 and $207 .....................      1,150            (0.04)        302             (0.01)
                                             --------            ------   --------            ------
   Diluted earnings per share ............   $ 17,560   28,524  $ 0.62    $ 11,626   21,126   $ 0.55
                                             ========   ======   ======   ========   ======   ======
 Six Months:
 Basic earnings per common share:
   Income before extraordinary charge ....   $ 22,560   23,759  $ 0.95    $  8,871   20,056   $ 0.44
   Extraordinary charge net of tax benefit
    of $793 and $207 .....................      1,150            (0.05)        302             (0.01)
                                             --------            ------   --------            ------
   Basic earnings per share ..............   $ 21,410   23,759  $ 0.90    $  8,569   20,056   $ 0.43
                                             ========   ======   ======   ========   ======   ======
   Common shares issuable upon
    Exercise of stock options using
     Treasury stock method ...............               1,476                          994
                                                        ------                       ------
 Diluted earnings per common share:
   Income before extraordinary charge ....   $ 22,560   25,235  $ 0.89    $  8,871   21,050   $ 0.42
   Extraordinary charge net of tax benefit
    of $793 and $207 .....................      1,150            (0.04)        302             (0.01)
                                             --------            ------   --------            ------
   Diluted earnings per share ............   $ 21,410   25,235  $ 0.85    $  8,569   21,050   $ 0.41
                                             ========   ======   ======   ========   ======   ======

For the three months ended June 30, 1999, the Company recognized an extraordinary charge of $1.2 million or $0.04 per share (net of tax benefit of $793,000) representing the write off of deferred financing costs related to non-recourse project financing for the Gilroy Power Plant. The financing agreement was terminated and the outstanding balance of $120.6 million was repaid in April of 1999. For the three months ended June 30, 1998, the Company recognized an extraordinary charge of $302,000 or $0.01 per share (net of tax benefit of $207,000) as a result of the repurchase of $4.0 million of the 10-1/2% Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

Unexercised employee stock options to purchase 15,000 and 48,000 shares of the Company's common stock during the six months ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

10.      Commitments and Contingencies

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

The Company leases its corporate offices and regional offices in San Jose, California, Boston, Massachusetts, Houston, Texas and Pleasanton, California, under noncancellable operating leases expiring

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

through 2002. Future minimum lease payments under these leases for the remainder of 1999 are approximately $1.0 million.

Cogeneration Facilities Operating and Land Leases - The Company entered into long-term operating leases in June 1995, April 199, August 1998 and May 1999 for its Watsonville, King City, Greenleaf, Sonoma and Lake County cogeneration facilities and the land lease for the Pasadena Power Plant. Future minimum lease payments under these leases for the remainder of 1999 are approximately $31.1 million.

In May 1999, the Company entered into a sale and leaseback transaction for certain plant and equipment located at The Geysers, California for a net book value of $231.8 million. Included in the transaction were the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999 (see Note 6), as well as the Sonoma Power Plant acquired from SMUD in 1998. Under the terms of the agreement, the Company received $18.5 million and recorded a deferred gain of $15.2 million on the balance sheet. The deferred gain is being amortized over the term of the lease through May 2022.

Natural Gas Purchases -- The Company enters into short-term and long-term gas purchase contracts with third parties to supply gas to its gas-fired cogeneration projects.

Capital  expenditures  -- At June 30, 1999,  the Company is under  contract with
Siemens Westinghouse Power Corporation for a total of $814.9 million for the purchase of 23 turbines related to 11 development projects. Approximate payments related to these turbines is $369.1 million for 1999.

Litigation

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortuously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In April 1999, the court granted Calpine Gordonsville and Calpine Auburndale's motions to dismiss with prejudice, a decision which has been appealed by Indeck. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement from August 1997 until October 1998. TNP has withheld approximately $450,000 per month related to transmission charges. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of June 30, 1999, TNP has withheld approximately $7.7 million of standby power charges. In addition to the Texas PUC petition, CLC filed an action in Texas courts on October 2, 1997, alleging TNP's breach of the power sales agreement and is seeking refund of the standby charges. Both the Texas PUC action and the court action have been put on hold pending completion of a settlement. A final order was issued by the Texas PUC on July 15, 1999, approving the settlement documentation which includes an $8.0 million cash payment by TNP to CLC.

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

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

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

Management Overview

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. At June 30, 1999, we had interests in 37 power plants and steam fields predominantly in the United States, having an aggregate capacity of 3,627 megawatts.

On January 4, 1999, we completed the acquisition of a 20% interest in 82 billion cubic feet of proven natural gas reserves located in the Sacramento basin of Northern California. We paid approximately $14.9 million for $13.0 million in redeemable non-voting preferred stock and 20% of the outstanding common stock of Sheridan California Energy, Inc ("SCEI"). Additionally, we signed a ten year gas contract enabling us to purchase 100% of SCEI's production.

On February 17, 1999, we announced that the Delta Energy Center met the California Energy Commission's Data Adequacy requirements. This ruling stated that our Application for Certification contained adequate information for the California Energy Commission to begin its analysis of the power plant's environmental impacts and proposed mitigation. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical facility in Pittsburg, California, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to the Pittsburg, California and the greater San Francisco Bay Area. The gas-fired power plant is to be constructed by Bechtel and operated by us.

On February 17, 1999, we announced plans to develop, own and operate a 545 megawatt gas-fired power plant in Westbrook, Maine. We acquired the development rights for the Westbrook Power Plant from Genesis Power Corporation. This power plant is scheduled to begin power deliveries by the end of 2000, and will serve the New England market.

On February 24, 1999, we announced plans to develop, own and operate a 600 megawatt gas-fired power plant located in San Jose, California. This power plant, called the Metcalf Energy Center, is the second power plant to be developed under the joint venture with Bechtel Enterprises, and will provide electricity to the San Francisco Bay area.

On March 19, 1999, we completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.1 million. The steam fields fuel our 12 Sonoma County power plants, totaling 544 megawatts of capacity. We purchased these plants from PG&E on May 7, 1999 (see Note 6 to the Notes to Consolidated Financial Statements).

On April 14, 1999, we received approval from the California Energy Commission to construct a 545 megawatt gas-fired power plant near Yuba City, California. This power plant, called the Sutter Power Plant, was the first new power plant approved in California's deregulated power industry. Electricity produced by the Sutter Power Plant will be sold into California's energy market.

On April 22, 1999, we entered into a joint venture with GenTex Power Corporation to develop, own and operate a 545 megawatt gas-fired power plant in Bastrop County, Texas, called Lost Pines I. Construction of this power plant is expected to begin in October 1999. We will manage all phases of the plant's development process, with GenTex and ourselves jointly operating the plant. The output from Lost Pines I will be divided equally, with GenTex selling its portion to its customer base, while we will sell our portion to the wholesale power market in Texas.

On April 23, 1999, we entered into a joint agreement with Pinnacle West Capital Corporation to develop, own and operate a 545 megawatt gas-fired power plant located in Phoenix, Arizona. This plant, called the West Phoenix Power Plant, will provide power to the Phoenix metropolitan area, and construction will commence in 2000.

On May 7, 1999, we completed the acquisitions from PG&E, of 12 Sonoma County and 2 Lake County power plants for approximately $212.8 million. The acquisitions were financed with a 24 year operating lease. Our geothermal steam fields fuel the facilities, which have a combined capacity of approximately 694 megawatts of electricity. All of the generation from the facilities is sold to the California energy market, with the exception of an agreement entered into on April 29, 1999, to sell to Commonwealth Energy Corporation 75 megawatts of geothermal electricity in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002. Historically, we have served as a steam supplier for these facilities, which had been owned and operated by PG&E. These acquisitions have enabled us to consolidate our operations in The Geysers into a single ownership structure and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market.

On June 21, 1999, we acquired the rights to build, own and operate a 545 megawatt gas-fired power plant located in Ontelaunee Township, Pennsylvania. The plant, called the Ontelaunee Energy Center, will provide power to residences and businesses throughout the Pennsylvania-New Jersey-Maryland power pool. Construction will commence in 2000 and the plant is scheduled to begin production in 2001.

On July 26, 1999,we announced plans to enter into a $1.0 billion revolving construction credit facility. The non-recourse credit facility will serve as a key component of our development program and will be utilized to finance the construction of a diversified portfolio of gas-fired power plants. The four-year credit facility will be used initially to fund the completion of the Sutter, South Point, Magic Valley, and Westbrook power plants currently under construction. The construction facility will be refinanced in the longer-term capital markets prior to its four-year maturity.

Selected Operating Information

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in our statements of operations. The information set forth under power plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, the Bethpage Power Plant since its acquisition on February 5, 1998, the Texas City and Clear Lake Power Plants since their acquisition on March 31, 1998, the Pasadena Power Plant since it began commercial operation on July 7, 1998, the Sonoma Power Plant since its acquisition on July 17, 1998, the Pittsburg Power Plant since its acquisition on July 21, 1998, and the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999. The information set forth under steam fields consists of the results for the Thermal

Power Company Steam Fields prior to the acquisition.

(in thousands, except            Three Months Ended          Six Months Ended
 price per kilowatt hour)             June 30,                  June 30,
                              ------------------------   -----------------------
                                 1999         1998         1999         1998
                              -----------  -----------   ----------   ----------
Power Plants:
    Electricity revenues:
      Energy ...............   $  104,748   $   70,446   $  177,305   $   93,735
      Capacity .............   $   61,410   $   57,616   $  106,155   $   67,103
    Megawatt hours produced     3,140,923    1,868,067    5,516,805    2,217,659
    Average energy price
       per kilowatt hour ...   $   0.0334   $   0.0377   $   0.0321   $   0.0423

Steam Fields:
    Steam Revenue: .........   $   10,138   $    7,346   $   20,862   $   17,960
    Megawatt hours produced       500,954      452,571    1,192,722      981,114
    Average price per
       kilowatt hour .......   $   0.0202   $   0.0162   $   0.0175   $   0.0183

Megawatt hours produced at the power plants increased 68% and 148% for the three and six months ended June 30, 1999 as compared with the same periods in 1998. This was primarily due to 1,795,553 and 3,626,670 megawatt hours of production at the Pittsburg, Pasadena, Clear Lake, Texas City and Bethpage Power Plants for the three and six months ended June 30, 1999 as well as the additional megawatt hours produced at the 14 geothermal power plants purchased from PG&E on May 7, 1999.

Due to the consolidation of the power plants purchased from PG&E on May 7, 1999, our steam fields will no longer recognize any additional steam revenue.

OTHER FINANCIAL DATA RATIOS

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       -------------------  -------------------
                                        1999      1998       1999       1998
                                       --------  --------   --------   --------
Depreciation and amortization ......   $ 25,994  $ 19,522   $ 45,449   $ 32,104
Interest expense per indenture ....    $ 28,931  $ 23,482   $ 52,034   $ 43,212
EBITDA .............................   $100,789  $ 67,557   $151,927   $ 93,374
EBITDA to interest expense .........
 per indenture hours produced ......   $  3.48x  $   2.88x  $   2.92x  $   2.16x

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

Results of Operations

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998 Consolidated Operations. (Dollars in thousands)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               ------------------------- -----------------------
                                                    %                        %
                                1999      1998   Change   1999     1998   Change
Revenue:                       -------  -------- ------ -------- -------- ------
 Electricity and steam sales. $176,296  $135,408    30% $304,322 $178,798   70%
 Service contract revenue ...    6,466     3,048   112%   13,238    8,529   55%
 Income from unconsolidated
  investments in power
  projects ..................    7,509     3,099   142%   18,321    6,853  167%
 Interest on loans to power
  projects ..................      406        42   867%      709    2,562  -72%
                              --------  -------- ------ -------- -------- ------
        Total revenue ....... $190,677  $141,597    35% $336,590 $196,742   71%
                              ========  ======== ====== ======== ======== ======

Revenue -- Total revenue increased 35% and 71% to $190.7 million and $336.6 million for the three months and six months ended June 30, 1999 compared to $141.6 million and $196.7 million in 1998.

     Electricity and steam sales revenue increased 30% to $176.3 million for the three months ended June 30, 1999 compared to $135.4 million in the same period in 1998. The increase is primarily attributable to the consolidation of our Geysers operation in Northern California during the second quarter of calendar 1999, which increased electricity revenues by $20.1 million. The Pasadena Power Plant, which became operational in July 1998, contributed $13.9 million in revenue during 1999. The acquisition of the Pittsburg Power Plant accounted for $5.2 million in additional electricity revenues in 1999. These increases were partially offset by a decrease of $11.1 million at the Bear Canyon and West Ford Flat Power Plants relating to the expiration of the fixed priced period of their power sales agreements. Consequently, the price of electricity for these two power plants was significantly reduced compared to the price for the same period in 1998. For the six months ended June 30, 1999, electricity and steam revenues increased 70% to $304.3 million as compared to $178.8 million for the same period a year ago. These increases are primarily due an increase of $116.5 million for power plants that were acquired during the first half of 1998, and $32.7 million for our Pasadena plant that became operational in the third quarter of 1998, partially offset by a decrease of $21.6 million at the Bear Canyon and West Ford Flat Power Plants relating to the expiration of the fixed priced period of their power sales agreements.

     Service contract revenue increased to $6.5 million and $13.2 million for the three and six months ended June 30, 1999 compared to $3.0 million and $8.5 million for the same periods in 1998. The increase was primarily attributable to third party excess gas sales, as well as an increase for fuel management fees.

     Income from unconsolidated investments in power projects increased 142% to $7.5 million for the three months ended June 30, 1999 compared to $3.1 million for the same period in 1998. The increase is primarily attributable to an increase of $4.1 million of equity income from our investment in Sumas , and $349,000 of equity income from our investment in the Bayonne Power Plant which was acquired in March 1998. For the six months ended June 30, 1999, income from unconsolidated investments in power projects increased 167% to $18.3 million as compared to $6.9 million for the same period a year ago. This increase is primarily attributable to an increase of $11.4 million of equity income from our investment in Sumas, an increase of $1.5 million of equity income from our investment in the Bayonne Power Plant , and an increase of $1.1 million from our Kennedy International Airport Power Plant . These increases were partially offset by a reduction of $2.9 million in equity income from our Texas City and Clear Lake Power Plants, which were consolidated on March 31, 1998.

     Interest income on loans to power projects increased to $406,000 for the three months ended June 30, 1999 compared to $42,000 in 1998. The increase is attributable to dividend income received from Sheridan California Energy, Inc. For the six months ended June 30, 1999, interest income on loans to power projects decreased to $709,000 compared to $2.6 million for the same period a year ago. The decrease is primarily related to the acquisition of the remaining 50% interest in Texas Cogeneration Company on March 31, 1998, offset by dividend income received from Sheridan California Energy, Inc.

     Cost of revenue -- Cost of revenue increased to $128.7 million and $238.2 million for the three and six months ended June 30, 1999 compared to $96.8 million and $136.1 million for the same periods in 1998. The increases of $31.9 million and $102.1 million were primarily attributable to increased plant operating, fuel and depreciation expenses as a result of the acquisition of the remaining interests in the Texas City, Clear Lake Power Plants on March 31, 1998, the acquisition of the remaining interest in the Bethpage Power Plant on February 5, 1998, the acquisition of the Pittsburg Power Plant on July 21, 1998, the consolidation of our Geysers operations on May 7, 1999 and the startup of the Pasadena Power Plant in July of 1998.

     General and administrative expenses -- General and administrative expenses increased to $10.9 million for the three months ended June 30, 1999 compared to $5.8 million in 1998. For the six months ended June 30, 1999, general and administrative expenses increased to $21.0 million compared to $11.0 million for the same period in 1998. The increases were attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations.

     Interest expense -- Interest expense increased 17% to $26.1 million for the three months ended June 30, 1999 from $22.3 million for the same period in 1998. The increase was primarily attributable to $11.6 million of interest associated with the issuance of senior notes in 1999, partially offset by an increase in capitalized interest of $8.5 million in connection with the construction of power plants as compared to the same period in 1998. For the six months ended June 30, 1999, interest expense increased to $47.2 million from $40.8 million for the same period a year ago. The increase was primarily attributable to $21.8 million of interest associated with the issuances of senior notes in 1999 and 1998, partially offset by an increase in capitalized interest of $10.2 million, and a decrease in interest expense of $5.2 million related to the retirement of non-recourse project financing for the Greenleaf Power Plant in 1998 and the Gilroy Power Plant in 1999.

     Provision for income taxes -- The effective income tax rate was approximately 39% for the three and six months ended June 30, 1999. The reductions from the statutory tax rate were primarily due to depletion in excess of tax basis benefits at our geothermal facilities, and a decrease in the California taxes paid due to our expansion into states other than California.

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

                                 Six Months Ended June 30,
                                 -------------------------
                                    1999          1998
                                 -----------   -----------
                                       (in thousands)
Cash flows from:
  Operating activities ......... $    58,555   $    23,073
  Investing activities .........    (590,328)     (174,923)
  Financing activities .........     755,528       203,696
                                 -----------   -----------
          Total ................ $   223,755   $    51,846
                                 ===========   ===========

     Operating activities for 1999 provided $58.6 million, consisting of approximately $44.1 million of depreciation and amortization, $21.4 million of net income, $25.5 million of distributions from unconsolidated investments in power projects, $13.3 million of deferred income taxes, and a $7.2 million net increase in operating liabilities. This was offset by $34.6 million net increase in operating assets and $18.3 million of income from unconsolidated investments.

     Investing activities for 1999 used $590.3 million, primarily due to $102.2 million for the acquisition of steam fields from Unocal, $14.9 million for the acquisition of a 20% interest in Sheridan California Energy Inc., a $15.8 million increase in restricted cash, $79.3 million of capital expenditures related to the construction of the Pasadena Power Plant Expansion, $344.6 million of other capital expenditures principally for turbine purchases and for the Clear Lake Expansion project, $33.8 million of capitalized project development costs, $14.0 million of interest capitalized on construction projects, $8.4 million of additional loans to principal owners of power plants, $655,000 for the acquisition of additional investments, offset by $1.9 million of maturities of collateral securities in connection with the King City Power Plant, the repayment of $3.1 million of outstanding loans, and $18.4 million from the sale and leaseback transaction of the Geysers Power Company plants.

     Financing activities for 1999 provided $755.5 million of cash consisting of $79.2 million of borrowings for the construction of the Pasadena Power Plant, $77.6 million of borrowings related to a bridge facility, $794.7 million of net proceeds from additional equity and senior debt financings received in March and April of 1999, and $1.2 million for the issuance of common stock for our Employee Stock Purchase Plan, partially offset by $120.6 million in repayment of non-recourse project financing in April 1999, and $77.6 million of repayments related to a bridge facility.

     At June 30, 1999, cash and cash equivalents were $320.3 million and working capital was $346.4 million. For 1999, cash and cash equivalents increased by $223.8 million and working capital increased by $259.5 million as compared to December 31, 1998.

     As a developer, owner and operator of power generation facilities, we are required to make long-term commitments and investments of substantial capital for our projects. We historically have financed these capital requirements with cash from operations, borrowings under our credit facilities, other lines of credit, construction financing, non-recourse project financing or long-term debt, and the sale of equity.

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

     On January 4, 1999, the Company entered into a Credit Agreement with ING to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of June 30, 1999, $79.2 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin and is payable quarterly. The construction loan will convert to a term loan once the project has completed construction. The construction loan will mature on or before July 1, 2000, but is subject to an extension to October 1, 2000 if there are sufficient construction funds available. The term loan will be available for a period not to exceed five years from the construction loan maturity date. In connection with the Credit Agreement, we entered into a $10.0 million letter of credit facility. At June 30, 1999, there were no letters of credit outstanding under the facility.

     On March 26, 1999, we completed a public offering of 6,000,000 shares of our common stock at $31.00 per share. The net proceeds from this public offering were approximately $177.9 million. Additionally, in April 1999, we sold an additional 900,000 shares of common stock at $31.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

     On March 29, 1999, we completed a public offering of $250.0 million of our 7-5/8% Senior Notes Due 2006 and of our $350.0 million 7-3/4% Senior Notes Due 2009. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $588.3 million. The Senior Notes Due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes Due 2006 are not redeemable prior to maturity. The Senior Notes Due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity.

     The net proceeds  from the sale of the common  stock,  the Senior Notes

Due 2006, and the Senior Notes Due 2009 were used as follows: (i) $120.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma County power plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, $23.4 million of which was incurred to finance a portion of the steam fields that service the Sonoma Power Plants, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development, and (vi) the remaining $96.3 million will be used for general corporate purposes. Transaction costs incurred in connection with the Senior Notes offering were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

     At June 30, 1999, we also had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004, with interest payable semi-annually on February 1 and August 1 of each year. In addition, we had $171.8 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on May 15, 2006, with interest payable semi-annually on May 15 and November 15 of each year. During 1997, we issued $275.0 million of 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007, with interest payable semi-annually on January 15 and July 15 of each year. During 1998, we issued $400.0 million of 7-7/8% Senior Notes Due 2008, which mature on April 1, 2008, with interest payable semi-annually on April 1 and October 1 of each year.

     At June 30, 1999, we had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. We had no borrowings and $20.9 million of letters of credit outstanding under the credit facility (See Note 8 to the Notes to Consolidated Financial Statements). The credit facility contains certain restrictions that limit or prohibit, among other things, our ability to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

     At June 30, 1999, we had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

     We have a $1.1 million working capital line with a commercial lender that may be used to fund short-term working capital commitments and letters of credit. At June 30, 1999, we had no borrowings under this working capital line and $74,000 of letters of credit outstanding. Borrowings accrue interest at prime plus 1%.

Outlook

     Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power industry, primarily through our active development and acquisition programs. In pursuing our proven growth strategy, we utilize our extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which we believe provide us with a competitive advantage. The key elements of our strategy are as follows:

* Development and expansion of power plants. We are actively pursuing the development and expansion of highly efficient, low-cost, gas-fired power plants that replace old and inefficient generating facilities and meet the demand for new generation. Our strategy is to develop power plants in strategic geographic locations that enable us to leverage existing power generation assets and operate the power plants as integrated electric generation systems. This allows us to achieve significant operating synergies and efficiencies in fuel procurement, power marketing and operations and maintenance.

     We currently have seven new projects under construction, representing an additional 3,440 megawatts of capacity. Of these new projects, we are expanding our Pasadena facility by an aggregate of 545 megawatts. In addition, the Tiverton, Rumford, Magic Valley, South Point, Sutter, and Westbrook power plants, which will produce an estimated 2,895 megawatts of electricity, are currently under construction. We have also announced plans to develop six additional power generation facilities, totaling an estimated 3,615 megawatts of electricity, in California, Texas, Arizona and Pennsylvania.

     On July 26, 1999, we announced plans to enter into a $1.0 billion revolving construction credit facility. The non-recourse credit facility will serve as a key component of our development program and will be utilized to finance the construction of a diversified portfolio of gas-fired power plants. The four-year credit facility will be used initially to fund the completion of the Sutter, South Point, Magic Valley, and Westbrook power plants currently under construction. The construction facility will be refinanced in the longer-term capital markets prior to its four-year maturity.

* Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent acquisition criteria and provide significant potential for revenue, cash flow and earnings growth, and that provide the opportunity to enhance the operating efficiencies of the plants. We have significantly expanded and diversified our project portfolio through the acquisition of power generation facilities through the completion of 32 acquisitions to date.

* Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to an aggregate of 50 power plants with an aggregate capacity of approximately 10,700 megawatts, after completion of our projects currently under construction and in development. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation industry.

Risk Factors

     We have substantial indebtedness that we may be unable to service and that restricts our activities. We have substantial debt that we incurred to finance the acquisition and development of power generation facilities. As of June 30, 1999 our total consolidated indebtedness was $1.6 billion, our total consolidated assets were $2.5 billion and our stockholders' equity was $514.1 million. Whether we will be able to meet our debt service obligations and to repay our outstanding indebtedness will be dependent primarily upon the performance of our power generation facilities.

This high level of indebtedness has important consequences, including:

* limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy, or other purposes,
* limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt,
* increasing our vulnerability to general adverse economic and industry conditions, and
* limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation.

     The operating and financial restrictions and covenants in our existing debt agreements, including the indentures relating to our outstanding senior notes and our $100.0 million revolving credit facility, contain restrictive covenants. Among other things these restrictions limit or prohibit our ability to:

*    incur indebtedness,
*    make prepayments of indebtedness in whole or in part,
*    pay dividends,
*    make investments,

*    engage in transactions with affiliates,
*    create liens,
*    sell assets, and
*    acquire facilities or other businesses.

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

     We may be unable to secure additional financing in the future. Each power generation facility that we acquire or develop will require substantial capital investment. Our ability to arrange financing and the cost of the financing are dependent upon numerous factors. These factors include:

*    general economic and capital market conditions,
*    conditions in energy markets,
*    regulatory developments,
*    credit availability from banks or other lenders,
*    investor confidence in the industry and in us,
*    the continued success of our current power generation facilities, and
* provisions of tax and securities laws that are conducive to raising capital.

     Financing for new facilities may not be available to us on acceptable terms in the future. We have financed our existing power generation facilities using a variety of leveraged financing structures, primarily consisting of non-recourse project financing and lease obligations. As of June 30, 1999, we had approximately $1.6 billion of total consolidated indebtedness, of which approximately 5% represented construction financing. Each construction financing, non-recourse project financing and lease obligation is structured to be fully paid out of cash flow provided by the facility or facilities. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility. While we intend to utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. We do not believe the existence of non-recourse or lease financing will significantly affect our ability to continue to borrow funds in the future in order to finance new facilities. However, it is possible that we may be unable to obtain the financing required to develop our power generation facilities on terms satisfactory to us.

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

     Our power project development and acquisition activities may not be successful. The development of power generation facilities is subject to substantial risks. In connection with the development of a power generation facility, we must generally obtain:

*    necessary power generation equipment,
*    governmental permits and approvals,
*    fuel supply and transportation agreements,
*    sufficient equity capital and debt financing,
*    electrical transmission agreements, and
*    site agreements and construction contracts.

     We may be unsuccessful in accomplishing any of these matters or in doing so on a timely basis. In addition, project development is subject to various environmental, engineering and construction risks relating to cost-overruns, delays and performance. Although we may attempt to minimize the financial risks in the development of a project by securing a favorable power sales agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to expend significant amounts for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or financeable. If we were unable to complete the development of a facility, we would generally not be able to recover our investment in the project. The process for obtaining initial environmental, siting and other governmental permits and approvals is complicated and lengthy, often taking more than one year, and is subject to significant uncertainties. We cannot assure you that we will be successful in the development of power generation facilities in the future.

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

     Our projects under construction may not commence operation as scheduled. The commencement of operation of a newly constructed power generation facility involves many risks, including:

*    start-up problems,
*    the breakdown or failure of equipment or processes, and
*    performance below expected levels of output or efficiency.

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

     In addition, power sales agreements entered into with a utility early in the development phase of a project may enable the utility to terminate the agreement, or to retain security posted as liquidated damages, if a project fails to achieve commercial operation or certain operating levels by specified dates or if we fail to make specified payments. In the event a termination right is exercised, the default provisions in a financing agreement may be triggered (rendering such debt immediately due and payable). As a result, the project may be rendered insolvent and we may lose our interest in the project.

     Our power generation facilities may not operate as planned. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. Although from time to time our power generation facilities have experienced equipment breakdowns or failures, these breakdowns or failures have not had a significant effect on the operation of the facilities or on our results of operations. For the six months ended June 30, 1999, our power generation facilities have operated at an average availability of approximately 87.3%. Although our facilities contain various redundancies and back-up mechanisms, a breakdown or failure may prevent the facility from performing under applicable power sales agreements. In addition, although insurance is maintained to protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to service principal and interest payments under our financing obligations which could result in losing our interest in the power generation facility.

     Our geothermal energy reserves may be inadequate for our operations. The development and operation of geothermal energy resources are subject to substantial risks and uncertainties similar to those experienced in the development of oil and gas resources. The successful exploitation of a geothermal energy resource ultimately depends upon:

*    the heat content of the extractable fluids,
*    the geology of the reservoir,
*    the total amount of recoverable reserves,
*    operating expenses relating to the extraction of fluids,
*    price levels relating to the extraction of fluids, and
* capital expenditure requirements relating primarily to the drilling of new wells.

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

     Our international investments may face uncertainties. We have one investment in geothermal steam fields located in Mexico and may pursue additional international investments. International investments are subject to unique risks and uncertainties relating to the political, social and economic structures of the countries in which we invest. Risks specifically related to investments in non-United States projects may include:

*    risks of fluctuations in currency valuation,
*    currency inconvertibility,
*    expropriation and confiscatory taxation,
*    increased regulation, and
* approval requirements and governmental policies limiting returns to foreign investors.

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

     Our results are subject to quarterly and seasonal fluctuations. Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including:

*    the timing and size of acquisitions,
*    the completion of development projects, and
*    variations in levels of production.

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

     The price of our common stock is volatile. The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

*    announcements of developments related to our business,
*    fluctuations in our results of operations,
*    sales of substantial amounts of our securities into the marketplace,
*    general conditions in our industry or the worldwide economy,
*    an outbreak of war or hostilities,
* a shortfall in revenues or earnings compared to securities analysts' expectations,
* changes in analysts' recommendations or projections, and announcements of new acquisitions or development projects by us.

     The market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and thus, the current market price may not be indicative of future market prices.

Financial Market Risks

     From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of June 30, 1999 (in thousands):

                                  Weighted
                     Notional     Average     Fair
     Maturity        Principal    Interest    Market
     Date            Amount       Rate        Value
     ---------       ---------    --------    --------
       2000          $  21,800         9.9%   $   (571)
       2009             65,000         6.1%      1,156
       2013             75,000         7.2%     (3,480)
       2014             79,970         6.7%     (1,423)
     --------        ---------    --------    --------
       Total         $ 241,770         7.1%   $ (4,318)
                     =========    ========    ========

     Short-term investments. As of June 30, 1999, we have short-term investments of $271.3 million. These short-term investments consist of highly liquid investments with maturities between three and twelve months. These investments are subject to interest rate risk and will increase in value if market interest rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will reduce our interest income.

     Outstanding debt. As of June 30, 1999, we have outstanding long-term debt of approximately $1.6 billion primarily made up of $1.5 billion of senior notes and $79.2 million of construction financing. Our construction financing has a floating interest rate which has averaged 6.8%. Our outstanding long-term Senior Notes as of June 30, 1999 are as follows (in thousands):

                                     Carrying         Fair
       Maturity Date      Amount     Interest Rate    Market Value
       -------------   -----------   -------------    ------------
           2004        $   105,000        9-1/4%      $    106,050
           2006            171,750       10-1/2%           185,267
           2006            250,000        7-5/8%           243,125
           2007            275,000        8-3/4%           282,219
           2008            400,000        7-7/8%           384,600
           2009            350,000        7-3/4%           330,313
       -------------   -----------                    ------------
           Total       $ 1,551,750                    $  1,513,574
                       ===========                    ============

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

     Impact of Recent Accounting Pronouncements -- In May 1999, the FASB issued an Exposure Draft entitled "Deferral of the Effective Date of FASB Statement No. 133." The Exposure Draft would amend SFAS. No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, this Statement could increase volatility in earnings.

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

     The Year 2000 Project Team is focusing on four separate technology domains:

*    Corporate applications, which include core business systems;
* Non-Information technology, which includes all operating and control systems;
* End-User computing systems (that is, systems that are not, considered core business systems but may contain date calculations); and
*    Business partner and vendor systems.

     Corporate Applications - Corporate applications are those major core systems, such as customer information, human resources and general ledger, for which our Management Information Systems department has the responsibility. We utilize PeopleSoft for our major core systems. The PeopleSoft applications are in operation and have been determined to be Year 2000 compliant.

     Non-Information Technology/Embedded Systems - Non-information technology includes such items as power plant operating and control systems, telecommunications and facilities-based equipment and other embedded systems. Each business unit is responsible for the inventory and remediation of its embedded systems. In addition, we are working with the Electric Power Research Institute, a consortium of power companies, including investor-owned utilities, to coordinate vendor contacts and product evaluation. Because many embedded systems are similar across utilities, this concentrated effort should help to reduce total time expended in this area and help to ensure that the Company's efforts are consistent with the efforts and practices of other power companies and utilities.

     An Inventory phase for non-information technology/embedded systems was completed in October 1998. The Initial Assessment Phase was completed in December 1998. We plan to complete remediation of non-compliant systems by the fall of 1999. To date, all embedded systems that have been identified by Calpine can be upgraded or modified within our current schedule. The schedule for addressing year 2000 issues with respect to mission critical embedded systems is as follows:

    PHASE                     STATUS             ESTIMATED COMPLETION DATE
    --------------------      ----------------   -------------------------
    Inventory                 Complete           September 1998
    Initial Assessment        Complete           November 1998
    Detail Assessment         Complete           May 1999
    Remediation               In-progress (98%)  July 1999 - Sept 1999
    Contingency Planning      In-progress (5%)   August 1999 - Nov 1999

     Testing of embedded systems is complex because some of the testing must be completed during power plant scheduled maintenance outages. Most of the testing will be accomplished in the fall of 1999 during regularly scheduled maintenance outage periods. At that time, at least one typical unit of each critical type will be tested by Calpine or in cooperation with other power companies, and the requirement for further testing will be determined.

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

     Business Partner and Vendor Systems - We have contracts with business partners and vendors who provide products and services to the Company. We are vigorously seeking to obtain Year 2000 assurances from these third parties. Year 2000 Project Team and appropriate business units are jointly undertaking this effort. We have sent letters and accompanying Year 2000 surveys to about 800 vendors and suppliers. Over 600 responses have been received as of July 1999. These responses outline to varying degrees the approaches vendors are undertaking to resolve Year 2000 issues within their own systems. Follow-up letters are being sent to those vendors who have not responded or whose responses were inadequate.

     Contingency Planning - Contingency and business continuation planning are in various stages of development for critical and high-priority systems. Our existing disaster response plan and other contingency plans are scheduled to be evaluated and will be adopted for use in case of any Year 2000 related disruption. We expect to complete our contingency planning by November 1999.

     Costs - The costs of expected modifications are currently estimated to be approximately $1.7 million which will be charged to expense as incurred. From January 1, 1998 through June 30, 1999, $321,000 has been charged to expense. Approximately 9% of the estimated total cost has been incurred in 1998, 63% will be incurred in 1999, and the remainder will be incurred in 2000. These costs have been and will be funded through operating cash flow. These estimates may change as additional evaluations are completed and remediation and testing progress.

     Risks - We currently expect to complete our Year 2000 efforts with respect to critical systems by fall of 1999. This schedule and our cost estimates may be affected by, among other things, the availability of Year 2000 personnel, the readiness of third parties, the timing for testing our embedded systems, the availability of vendor resources to complete embedded system assessments and produce required component upgrades and our ability to implement appropriate contingency plans.

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

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortuously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In April 1999, the court granted Calpine Gordonsville and Calpine Auburndale's motions to dismiss with prejudice, a decision which has been appealed by Indeck. The Company is unable to predict the outcome of these proceedings.

There is currently a dispute between Texas-New Mexico Power Company ("TNP") and Clear Lake Cogeneration Limited Partnership ("CLC"), which owns the Clear Lake Power Plant, regarding certain costs and other amounts that TNP has withheld from payments due under the power sales agreement from August 1997 until October 1998. TNP has withheld approximately $450,000 per month related to transmission charges. In October 1997, CLC filed a petition for declaratory order with the Texas Public Utilities Commission ("Texas PUC") requesting a declaration that TNP's withholding is in error, which petition is currently pending. Also, as of June 30, 1999, TNP has withheld approximately $7.7 million of standby power charges. In addition to the Texas PUC petition, CLC filed an action in Texas courts on October 2, 1997, alleging TNP's breach of the power sales agreement and is seeking refund of the standby charges. Both the Texas PUC action and the court action have been put on hold pending completion of a settlement. A final order was issued by the Texas PUC on July 15, 1999, approving the settlement documentation which includes an $8.0 million cash payment by TNP to CLC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 27, 1999 (the "Annual Meeting") in San Jose, California. At the Annual Meeting, stockholders voted on two matters: (i) the election of two Class II directors for a term of three years expiring in 2002 and (ii) the ratification of the appointment of Arthur Andersen L.L.P. as independent auditors for Calpine for the year ending December 31, 1999. The stockholders elected management's nominees as the Class II directors in an uncontested election and ratified the appointment of independent auditors by the following votes, respectively:

(i) Election of Class II directors for a three year term expiring in 2002 for Peter Cartwright and Susan C. Schwab, 20,037,508
         FOR and 517,047 ABSTAIN,

(ii) Election of Arthur Andersen L.L.P. as independent auditors for the year ending December 31, 1999, 20,544,967 FOR, 3,060
         AGAINST, and 5,528 ABSTAIN.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

         Current report dated May 7, 1999 and filed on May 21, 1999
         Item 5. Other Events -- Announcement of the Acquisition of PG&E Power
                                  Plants
         Item 7. Exhibits -- Press release dated May 10, 1999

 (b) Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number   Description
-------  ------------------------------------------------------------
3.1 --Amended and Restated Certificate of Incorporation of Calpine Corporation, a Delaware corporation.(b)
3.2    --Amended  and  Restated   Bylaws  of  Calpine   Corporation,   a
         Delaware corporation.(b)
4.1 --Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of

         Connecticut, National Association, as Trustee, including form of Notes.(a)
4.2 --Indenture dated as of May 16, 1996 between the Company and Fleet National Bank, as Trustee, including form of Notes.(c)
4.3 --Indenture dated as of July 8, 1997 between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4.4 --Indenture dated as of March 31, 1998 between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4.5 --Indenture dated as of March 26, 1999 between the Company and The Bank of New York, as Trustee, including form of Notes.(I)
4.6 --Indenture dated as of April 21, 1999 between the Company and The Bank of New York, as Trustee, including form of Notes.(I)
10.1   --Purchase Agreements
10.1.1 --Purchase and Sale Agreement dated March 27, 1997 for the purchase and sale of shares of Enron/Dominion Cogen Corp. Common Stock among Enron Power Corporation and Calpine Corporation.(f)
10.1.2 --Stock Purchase and Redemption Agreement dated March 31, 1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and Calpine Finance.(f)
10.1.3 --Stock Purchase Agreement dated May 1, 1998 and between Calpine Corporation and CCNG Investments, L.P.(g)
10.2   --Power Sales Agreements
10.2.1 --Amended and Restated Energy Sales Agreement, dated December 16, 1996, between Phillips Petroleum Company and Pasadena Cogeneration, L.P.(d)
10.3   --Other Agreements
10.3.1 --Calpine Corporation Stock Option Program and forms of agreements thereunder.(a)
10.3.2 --Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
10.3.3 --Calpine   Corporation  Employee  Stock  Purchase  Plan  and  forms  of agreements thereunder.(b)
10.3.4 --Amended and Restated Employment Agreement between Calpine Corporation and Mr. Peter Cartwright.(b)
10.3.5 --Executive  Vice  President   Employment   Agreement   between  Calpine
         Corporation and Ms. Ann B. Curtis.(b)
10.3.6 --Executive  Vice  President   Employment   Agreement   between  Calpine
         Corporation and Mr. Lynn A. Kerby.(b)
10.3.7 --Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter.(b)
10.3.8 --Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly.(b)
10.3.9 --First  Amended  and  Restated   Consulting  Contract  between  Calpine
         Corporation and Mr. George J. Stathakis.(b)
10.4   --Form of Indemnification Agreement for directors and officers.(b)
21.1   --Subsidiaries of the Company.(c)
27.0   --Financial Data Schedule.*
___________

(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).
(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.
(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996, filed on March 27, 1996.
(e) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.
(f) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.
(g) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 26, 1998 and filed on June 9, 1998.
(h) Incorporated by reference to Registrant's Registration Statement on Form S-4, filed on August 10, 1998 (Registration Statement No. 333-61047).
(i) Incorporated by reference to Registrant's Form 424B filed on March 26, 1999 with the Securities and Exchange Commission.
*    Filed herewith.

Exhibit 27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      /s/ Ann B. Curtis                               Date:   August 12, 1999
         ---------------------------------
         Ann B. Curtis
         Executive Vice President
         (Chief Financial Officer)



By:      /s/ Charles B. Clark, Jr.                       Date:   August 12, 1999
         ----------------------------------
         Charles B. Clark, Jr.
         Vice President and Corporate Controller
         (Chief Accounting Officer)