Form 10-Q
period 1999-09-30
CALPINE CORP
filed 1999-11-15
CIK 916457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999


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



                          50 West San Fernando Street,
                           San Jose, California 95113
                            Telephone: (408) 995-5115




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock 62,894,764 shares outstanding on November 9, 1999.







                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
             For the Three and Nine months ended September 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

          ITEM 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998..........................3

          Consolidated Statements of Operations
          Three and Nine months ended September 30, 1999 and 1998...........4

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1999 and 1998.....................5

          Notes to Consolidated Financial Statements........................6

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................13

PART II..OTHER INFORMATION

         ITEM 1.  Legal Proceedings........................................31

         ITEM 2.  Change in Securities.....................................32

         ITEM 3.  Quantitative and Qualitative Disclosures
                  about Market Risk........................................32

         ITEM 4.  Submission of Matters to a Vote of Security Holders......32

         ITEM 5.  Other Information........................................32

         ITEM 6.  Exhibits and Reports on Form 8-K.........................32


Signatures.................................................................35

ITEM 1.    FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                 (in thousands)

                                                      September 30, December 31,
                                                           1999          1998
                                                         ----------   ----------
                                                        (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..........................   $  173,675   $   96,532
  Accounts receivable ................................      118,983       79,743
  Inventories ........................................       14,398       14,194
  Other current assets ...............................       26,887       19,034
                                                         ----------   ----------
          Total current assets .......................      333,943      209,503

Property, plant and equipment, net ...................    1,858,233    1,094,303
Investments in power projects ........................      257,062      221,509
Collateral securities, net of current portion ........       85,052       86,920
Other assets .........................................      187,699      116,711
                                                         ----------   ----------
          Total assets ...............................   $2,721,989   $1,728,946
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Non-recourse project financing, current portion ....   $       --   $    5,450
  Accounts payable ...................................       44,887       53,190
  Accrued payroll and related expenses ...............       18,689        9,588
  Accrued interest payable ...........................       53,542       25,600
  Other current liabilities ..........................       45,861       28,751
                                                         ----------   ----------
          Total current liabilities ..................      162,979      122,579

Construction financing ...............................      115,200           --
Non-recourse project financing, net of current portion           --      114,190
Senior notes .........................................    1,551,750      951,750
Deferred income taxes, net ...........................      199,937      159,788
Deferred lease incentive .............................       65,137       67,814
Other liabilities ....................................       44,809       25,859
                                                         ----------   ----------
          Total liabilities ..........................    2,139,812    1,441,980
                                                         ----------   ----------

Minority interest ....................................       24,128           --
                                                         ----------   ----------
Stockholders' equity:
  Preferred stock, $0.001 par value per share:
    authorized 10,000,000 shares, none issued
    and outstanding in 1999 and 1998 .................           --           --
  Common stock, $0.001 par value per share:
    authorized 100,000,000 shares; issued and
    outstanding 54,569,788 in 1999 and
    40,323,162 in 1998 ...............................           55           40
  Additional paid-in capital .........................      375,595      168,854
  Retained earnings ..................................      182,399      118,072
                                                         ----------   ----------
          Total stockholders' equity .................      558,049      286,966
                                                         ----------   ----------
          Total liabilities and stockholders' equity .   $2,721,989   $1,728,946
                                                         ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three and Nine months ended September 30, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (unaudited)

                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
Revenue:
 Electricity and steam sales .......... $225,443  $168,561  $529,765  $347,359
 Service contract revenue .............   21,846     7,835    35,085    16,363
 Income from unconsolidated investments
  in power projects ...................   15,842     9,778    34,163    16,631
 Interest income on loans to
  power projects ......................      517        --     1,226     2,562
                                        --------  --------  --------  --------
     Total revenue ....................  263,648   186,174   600,239   382,915
                                        --------  --------  --------  --------
Cost of revenue:
 Plant operating expenses .............   31,696    20,745    81,480    49,583
 Fuel expense .........................   78,807    62,546   194,265   120,382
 Depreciation .........................   14,005    21,721    56,294    52,532
 Production royalties .................    9,987     4,375    23,539    10,990
 Operating lease expenses .............    4,119     2,791     9,745     8,028
 Service contract expenses ............   21,219     4,926    32,680    11,714
                                        --------  --------  --------  --------
      Total cost of revenue ...........  159,833   117,104   398,003   253,229
                                        --------  --------  --------  --------
Gross profit ..........................  103,815    69,070   202,236   129,686

Project development expenses ..........    3,419     1,722     7,667     4,841
General & administrative expenses .....   13,291     7,389    34,255    18,431
                                        --------  --------  --------  --------
     Income from operations ...........   87,105    59,959   160,314   106,414

Other expense (income):

 Interest expense .....................   23,019    24,348    70,190    65,138
 Interest income ......................   (6,473)   (3,695)  (16,305)   (9,389)
 Minority interest, net ...............       15        --        15        --
 Other income, net ....................      (43)       72    (1,278)     (834)
                                        --------  --------  --------  --------
Income before provision for
 income taxes .........................   70,587    39,234   107,692    51,499

Provision for income taxes ............   27,670    15,820    42,215    19,213
                                        --------  --------  --------  --------
 Income before extraordinary charge ...   42,917    23,414    65,477    32,286
  Extraordinary charge, net of tax
   benefit of $--, $233,
   $793 and $207 ......................      --        339     1,150       641
                                        --------  --------  --------  --------
       Net income ..................... $ 42,917  $ 23,075  $ 64,327  $ 31,645
                                        ========  ========  ========  ========

Basic earnings per common share:
 Weighted average shares outstanding ..   54,389    40,274    49,799    40,166
 Income before extraordinary charge ... $   0.79  $   0.58  $   1.31  $   0.80
 Extraordinary charge ................. $     --  $  (0.01) $  (0.02) $  (0.01)
 Net income ........................... $   0.79  $   0.57  $   1.29  $   0.79

Diluted earnings per common share:
 Weighted average shares outstanding ..   57,990    42,344    52,966    42,182
 Income before extraordinary charge ... $   0.74  $   0.55  $   1.24  $   0.77
 Extraordinary charge ................. $     --  $  (0.01) $  (0.03) $  (0.02)
 Net income ........................... $   0.74  $   0.54  $   1.21  $   0.75

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                   (unaudited)

                                                          Nine months ended
                                                             September 30,
                                                      -----------------------
                                                         1999         1998
                                                      ---------    ---------
Cash flows from operating activities:
  Net income ......................................   $  64,327    $  31,645
  Adjustments to reconcile net income to net
        cash provided by operating activities:
   Depreciation and amortization ..................      59,214       53,464
   Deferred income taxes, net .....................      40,481       14,077
   Income from unconsolidated investments
         in power projects ........................     (34,163)     (16,219)
   Distributions from unconsolidated power projects      34,178       17,746
   Loss on sale of assets .........................         364         --
   Change in operating assets and liabilities:
     Accounts receivable ..........................     (31,688)      (7,085)
     Inventories ..................................         602       (4,383)
     Other current assets .........................         584       12,585
     Other assets .................................     (10,074)     (17,598)
     Accounts payable and accrued expenses ........      44,204      (15,189)
     Other liabilities ............................      (1,823)       3,888
       Net cash provided by operating activities ..     166,206       72,931

Cash flows from investing activities:
  Acquisition of property, plant and equipment ....    (668,013)     (39,417)
  Acquisitions ....................................    (175,700)    (225,176)
  Advances to joint ventures ......................     (14,785)        --
  Proceeds from sale and leaseback of plant .......      18,436         --
  (Increase)/decrease in notes receivable .........      (5,120)      12,614
  Maturities of collateral securities .............       1,850        6,030
  Project development costs .......................     (45,338)     (23,288)
  Proceeds from restricted cash ...................       7,696          (47)
      Net cash used in investing activities .......    (880,974)    (269,284)

Cash flows from financing activities:
  Borrowings from construction financing ..........     115,200         --
  Borrowings from non-recourse project financing ..     128,585       56,424
  Repayments of non-recourse project financing ....    (248,225)    (195,911)
  Repayments of notes payable .....................        --         (8,250)
  Proceeds from issuance of Senior Notes ..........     600,000      400,000
  Proceeds from equity offering ...................     204,585         --
  Proceeds from issuance of common stock ..........       2,289        1,053
  Write-off of deferred financing costs ...........       1,943         --
  Financing costs .................................     (12,466)      (4,856)
      Net cash provided by financing activities ...     791,911      248,460

Net increase in cash and cash equivalents .........      77,143       52,107
Cash and cash equivalents, beginning of period ....      96,532       48,513
Cash and cash equivalents, end of period ..........   $ 173,675    $ 100,620

Cash paid during the period for:
  Interest ........................................   $  60,982    $  71,971
  Income taxes ....................................   $   5,119    $     188

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

Stock Split -- On September 20, 1999, the Board of Directors authorized a two for one stock split of the Company's common stock, to be effected in the form of a stock dividend, payable to stockholders of record as of September 23, 1999. New shares were distributed on October 7, 1999. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the two for one stock split on a retroactive basis. Par value remains at $.001 per share as a result of transferring $27,000 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split.

Capitalized interest -- The Company capitalizes interest on projects during the construction period. For the nine months ended September 30, 1999 and 1998, the Company capitalized $29.3 million and $6.9 million, respectively, of interest in connection with the construction of power plants.

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

New Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase the volatility of the Company's earnings.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   financial
statements have been reclassified where necessary to conform to the 1999 presentation.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999


3.       Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                 September 30,   December 31,
                                                      1999          1998
                                                 -----------    -----------
Geothermal properties ........................   $   445,091    $   312,139
Buildings, machinery and equipment ...........       691,437        653,865
Power sales agreements .......................       145,975        145,957
Gas contracts ................................       122,543        122,561
Other assets .................................        65,236         18,955
                                                 -----------    -----------
                                                   1,470,282      1,253,477
Less accumulated depreciation and amortization      (280,285)      (203,984)
                                                 -----------    -----------
                                                   1,189,997      1,049,493

Land .........................................         1,625          1,590
Construction in progress .....................       666,611         43,220
                                                 -----------    -----------
Property, plant and equipment, net ...........   $ 1,858,233    $ 1,094,303
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

4.       Results of Unconsolidated Investments in Power Projects

The Company has unconsolidated investments in power projects which are accounted for under the equity method. Investments in less-than-majority-owned affiliates and the nature and extent of these investments change over time. The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below (in thousands):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1999                 1998
                                                ----------           ----------
Condensed Combined Statements of Operations:
     Revenue ................................   $  363,585           $  366,412
     Net income .............................   $   84,404           $   79,378
     Company's share of net income ..........   $   34,163           $   16,631

                                                September 30,       December 31,
                                                   1999                 1998
                                                ----------           ----------
Condensed Combined Balance Sheets:
     Assets .................................   $1,276,122           $1,274,202
     Liabilities ............................   $1,006,793           $1,000,812

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                                                           Service Contract
                                             Income             Revenue
                                        -----------------  -----------------
                              Ownership   Nine months ended September 30,
                              Interest    1999    1998      1999      1998
                              --------  -----------------  -----------------
Sumas Power Plant (1) ........  --      $20,244  $ 4,052   $ 1,747   $ 2,440
Gordonsville Power Plant .....   50%      2,814    2,291        --        --
Lockport Power Plant ......... 11.4%      2,821    2,593        --        --
Texas Cogeneration Company ...  --           --    2,922        --     2,749
Dighton Power Plant ..........   50%        322       --        --        --
Bayonne Power Plant ..........  7.5%      2,741    1,405        --        --
Kennedy International Airport
 Power Plant .................   50%      3,868    2,837       631        --
Sheridan Gas Fields ..........   20%        163       --        --        --
Auburndale Power Plant .......    5%        (38     (956)       --        --
Stony Brook Power Plant ......   50%      1,100    1,119       707        --
Agnews Power Plant ...........   20%        (53      (65)    1,769     1,231
Aidlin Power Plant (2) .......   55%        181      433     1,441     1,382
                                        -------  -------   -------   -------
          Total ..............          $34,163  $16,631   $ 6,295   $ 7,802
                                        =======  =======   =======   =======

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999

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

(2) The Company acquired an additional 50% interest in the Aidlin Power Plant on August 31, 1999. As such, the Company has consolidated the operations of the Aidlin Power Plant.

5.       Common Stock and Senior Notes Offering

The following share information reflects the two for one stock split effective on October 7, 1999. On March 26, 1999, the Company completed a public offering of 12,000,000 shares of its common stock at $15.50 per share. The net proceeds from this public offering were approximately $177.9 million. Additionally, in April 1999, the Company sold an additional 1,800,000 shares of common stock at $15.50 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

On March 29, 1999, the Company completed a public offering of $250.0 million of its 7-5/8% Senior Notes Due 2006 ("Senior Notes Due 2006") and $350.0 million of its 7-3/4% Senior Notes Due 2009 ("Senior Notes Due 2009"). The Senior Notes Due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2006. The Senior Notes Due 2006 are not redeemable prior to maturity. The Senior Notes Due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $587.5 million.

The net proceeds from the sale of the common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 were used as follows: (i) $120.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma County power plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development, and (vi) the remaining $118.9 million was used for general corporate purposes. Transaction costs incurred in connection with the Senior Notes offerings were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999

6.       Acquisitions

Unocal Transaction

On March 19, 1999, the Company completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.1 million. The steam fields fuel the Company's 12 Sonoma County power plants, totaling 544 megawatts of capacity. The Company purchased these plants from Pacific Gas & Electric Company ("PG&E") on May 7, 1999.

PG&E Transactions

On May 7, 1999, the Company completed the acquisitions of 12 Sonoma County and 2 Lake County power plants located at The Geysers, California from PG&E. The approximate purchase price was $212.8 million. The acquisitions were financed with a 24-year operating lease (see Note 10). The Company's geothermal steam fields fuel the facilities, which have a combined capacity of approximately 700 megawatts of electricity. All of the electricity generated from the facilities is sold into the California energy market, with the exception of megawatts sold under an agreement entered into on April 29, 1999 with Commonwealth Energy Corporation as follows: 75 megawatts in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002.

7.       Construction Financing

On January 4, 1999, the Company entered into a Credit Agreement with ING (U.S.) Capital LLC ("ING") to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of September 30, 1999, $115.2 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin and is payable quarterly. The construction loan will convert to a term loan once the project has completed construction. The construction loan will mature on or before July 1, 2000, but is subject to an extension to October 1, 2000 if there are sufficient construction funds available. The term loan will be available for a period not to exceed five years from the construction loan maturity date. In connection with the Credit Agreement, the Company entered into a $10.0 million letter of credit facility. At September 30, 1999, there were no letters of credit outstanding under the facility.

8.       Revolving Credit Facility and Line of Credit

The Company maintains a credit facility of $100.0 million, which is available through a consortium of commercial lending institutions led by The Bank of Nova Scotia as agent. A maximum of $50.0 million of the credit facility may be allocated to letters of credit. At September 30, 1999, the Company had no borrowings and $26.0 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of September 30, 1999. Commitment fees related to this credit facility are charged based on 0.375% of committed unused funds.

The Company had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999

9.       Earnings per Share

All share information reflects the two for one stock split effective on October 7, 1999.

Periods Ended September 30,                            1999                          1998
                                            ----------------------------   ----------------------------
                                                       Weighted                      Weighted
                                              Net      Average              Net      Average
 (in thousands, except per share amounts)     Income   Shares     EPS       Income   Shares     EPS
 ------------------------------------------------------------------------------------------------------
 Three Months:
 Basic earnings per common share:
   Income before extraordinary charge ....   $ 42,917   26,923   $ 0.79   $ 23,414   40,274   $ 0.58
   Extraordinary charge net of tax benefit
    of $-- and $207 ......................         --                --        339             (0.01)
                                             --------            ------   --------            ------
   Basic earnings per common share .......   $ 42,917   26,923   $ 0.79   $ 23,075   40,274   $ 0.57
                                             ========   ======   ======   ========   ======   ======
   Common shares issuable upon
    Exercise of stock options using
     Treasury stock method ...............               3,601                        2,070
                                                        ------                       ------
 Diluted earnings per common share:
   Income before extraordinary charge ....   $ 42,917   57,990  $ 0.74    $ 23,414   42,344   $ 0.55
   Extraordinary charge net of tax benefit
    of $-- and $207 ......................         --               --         339             (0.01)
                                             --------            -----    --------            ------
   Diluted earnings per share ............   $ 42,917   57,990  $ 0.74    $ 23,075   42,344   $ 0.54
                                             ========   ======   =====    ========   ======   ======
 Nine Months:
 Basic earnings per common share:
   Income before extraordinary charge ....   $ 65,477   49,799  $ 1.31    $ 32,286   40,166   $ 0.80
   Extraordinary charge net of tax benefit
    of $793 and $441 .....................      1,150            (0.02)        641             (0.01)
                                             --------            -----    --------            ------
   Basic earnings per share ..............   $ 64,327   49,799  $ 1.29    $ 31,645   40,166   $ 0.79
                                             ========   ======   =====    ========   ======   ======
   Common shares issuable upon
    Exercise of stock options using
     Treasury stock method ...............               3,167                        2,016
                                                        ------                       ------
 Diluted earnings per common share:
   Income before extraordinary charge ....   $ 65,477   52,966  $ 1.24    $ 32,286   42,182   $ 0.77
   Extraordinary charge net of tax benefit
    of $793 and $441 .....................      1,150            (0.03)        641             (0.02)
                                             --------            -----    --------            ------
   Diluted earnings per share ............   $ 64,327   52,966  $ 1.21    $ 31,645   42,182   $ 0.75
                                             ========   ======   =====    ========   ======   ======

The Company  recognized  an  extraordinary  charge of $1.2  million or $0.03 per share (net of tax benefit of $793,000) in April of 1999, representing the write-off of deferred financing costs related to non-recourse project financing for the Gilroy Power Plant. The financing agreement was terminated and the outstanding balance of $120.6 million was repaid in April of 1999. For the three months ended September 30, 1998, the Company recognized an extraordinary charge of $339,000 or $0.01 per share (net of tax benefit of $207,000) as a result of the repurchase of $4.3 million of the 10-1/2% Senior Notes Due 2006. For the nine months ended September 30, 1998, the Company has recognized an extraordinary charge of $641,000 or $0.01 per share (net of tax benefit of $441,000) for the repurchase of $8.3 million of the 10-1/2 % Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

Unexercised employee stock options to purchase 720,800 and 98,000 shares of the Company's common stock during the nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

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

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999

royalties. Most lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level.

The Company leases its corporate offices and regional offices in San Jose, California, Boston, Massachusetts, Houston, Texas and Pleasanton, California, under noncancellable operating leases expiring through 2002. Future minimum lease payments under these leases for the remainder of 1999 are approximately $500,000.

Facilities Operating and Land Leases - The Company entered into long-term operating leases in June 1995, May 1996, August 1998 and May 1999 for its Watsonville, King City, Greenleaf, Sonoma and Lake County power plants and the land lease for the Pasadena Power Plant. Future minimum lease payments under these leases for the remainder of 1999 are approximately $10.6 million.

In May 1999, the Company entered into a sale and leaseback transaction for certain plant and equipment located at The Geysers, California for a net book value of $231.8 million. Included in the transaction were the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999 (see Note 6), as well as the Sonoma Power Plant acquired from the Sacramento Municipal Utility District in 1998. Under the terms of the agreement, the Company received $18.5 million and recorded a deferred gain of $15.2 million on the balance sheet. The deferred gain is being amortized over the term of the lease through May 2022.

Natural Gas Purchases -- The Company enters into short-term and long-term gas purchase contracts with third parties to supply natural gas to its gas-fired projects.

Capital expenditures -- At September 30, 1999, the Company was under contract with Siemens Westinghouse Power Corporation for a total of $1.8 billion for the purchase of 50 turbines. Approximate payments related to these turbines for the nine months ended September 30, 1999 was $487.4 million.

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

An action was filed against Lockport Energy Associates, L.P. and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and the Federal Energy Regulatory Commission ("FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated the Public Utility Regulatory Policies Act of 1978 as amended, ("PURPA") and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. Although it is unable to predict the outcome of this case, in any event, the Company retains the right to require The Brooklyn Union Gas Company to purchase the Company's interest in the Lockport Power Plant for $18.9 million, less equity distributions received by the Company, at any time before December 19, 2001.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material adverse

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1999

effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

11.      Subsequent Events

On October 1, 1999, the Company completed the acquisition of Sheridan Energy Inc. ("Sheridan Energy"), a natural gas exploration and production company, through a $41.0 million cash tender offer. The Company purchased the outstanding shares of Sheridan Energy's common stock for $5.50 per share and assumed $64.5 million of outstanding debt. In addition, the Company redeemed $11.5 million of outstanding preferred stock of Sheridan Energy. Sheridan Energy's oil and gas properties, including 148 billion cubic feet equivalent of proven reserves, are located in Northern California and the Gulf Coast region. On January 4, 1999, the Company acquired a 20% interest in Sheridan California Energy, Inc. from Sheridan Energy. As a result of the two aforementioned acquisitions, the Company now owns all of the assets of Sheridan Energy.

On November 2, 1999, the Company completed a public offering of 7,200,000 shares of its common stock at $46.31 per share. The net proceeds from this public offering were approximately $320.3 million. The Company sold an additional 1,080,000 shares of common stock at $46.31 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $48.2 million.

Concurrently with the public offering dated November 2, 1999, the Company, through its subsidiary Calpine Capital Trust, a statutory business trust created under Delaware law, completed an offering of 4,800,000 Remarketable Term Income Deferrable Equity Securities ("trust preferred securities") at a value of $50.00 per share. The net proceeds from the offering were approximately $233.2 million. The Company sold an additional 720,000 trust preferred securities at a value of $50.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $35.0 million. The net proceeds from the offering were used by the Company's subsidiary to invest in convertible subordinated debentures of the Company, which represent substantially all of the subsidiary's assets. The Company has guaranteed all of the subsidiary's obligations under the trust preferred securities. The trust preferred securities will be reflected on the balance sheet as "Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust", while distributions will be reflected in the statements of operations as a minority interest captioned as "Distributions on trust preferred securities". The trust preferred securities accrue distributions at a rate of 5-3/4% per annum, have a liquidation value of $50.00 per share, are convertible into shares of the Company's common stock at a rate of 0.8565 shares of common stock for each trust preferred security, and may be redeemed at any time on or after November 5, 2002 at a redemption price equal to 101.44% of the principal amount plus any accrued and unpaid interest declining to 100% of the principal amount on or after November 5, 2003. Additionally, the Company has the right to defer the interest payments on the debentures for up to twenty consecutive quarters, which would also cause a deferral of distributions on the trust preferred securities. Currently, the Company has no intention of deferring interest payments on the debentures.

On November 3, 1999, the Company entered into a $1.0 billion revolving construction credit facility with Credit Suisse First Boston, New York branch and The Bank of Nova Scotia, as lead arrangers. The non-recourse credit facility will be utilized to finance the construction of its diversified portfolio of gas-fired power plants currently under development. The Company currently intends to refinance this construction facility in the long-term capital markets prior to its four-year maturity.

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

Management Overview

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. At October 27, 1999, we had interests in 38 power plants and steam fields predominantly in the United States, having an aggregate capacity of 3,694 megawatts.

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

On February 17, 1999, we announced that the Delta Energy Center met the California Energy Commission's Data Adequacy requirements. This ruling stated that our Application for Certification contained adequate information for the California Energy Commission to begin its analysis of the power plant's environmental impacts and proposed mitigation. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical facility in Pittsburg, California, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to the Pittsburg, California and greater San Francisco Bay Area. The gas-fired power plant is to be constructed by Bechtel and operated by us.

On February 17, 1999, we announced plans to develop, own and operate a 545 megawatt gas-fired power plant in Westbrook, Maine. We acquired the development rights for the Westbrook Power Plant from Genesis Power Corporation. This power plant is scheduled to begin power deliveries by the end of 2000, and will serve the New England market.

On February 24, 1999, we announced plans to develop, own and operate a 600 megawatt gas-fired power plant located in San Jose, California. This power plant, called the Metcalf Energy Center, is the second power plant to be developed under the joint venture with Bechtel Enterprises, and will provide electricity to the San Francisco Bay area. We plan to commence operation in mid 2002.

On March 19, 1999, we completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.1 million. The steam fields fuel our 12 Sonoma County power plants, totaling 544 megawatts of capacity. We purchased these plants from Pacific Gas and Electric Company ("PG&E") on May 7, 1999 (see Note 6 to the Notes to Consolidated Financial Statements).

On April 14, 1999, we received approval from the California Energy Commission to construct a 545 megawatt gas-fired power plant near Yuba City, California. This power plant, called the Sutter Power Plant, was the first new power plant approved in California's deregulated power industry. Electricity produced by the Sutter Power Plant will be sold into California's energy market. We expect the plant to commence operation in early 2001.

On April 22, 1999, we entered into a joint venture with GenTex Power Corporation to develop, own and operate a 545 megawatt gas-fired power plant in Bastrop County, Texas, called Lost Pines I. Construction of this power plant is expected to begin in October 1999. We will manage all phases of the plant's development process, with GenTex and ourselves jointly operating the plant. The output from Lost Pines I will be divided equally, with GenTex selling its portion to its customer base, while we will sell our portion to the wholesale power market in Texas. We expect the plant to commence operation in mid 2001.

On April 23, 1999, we entered into a joint agreement with Pinnacle West Capital Corporation to develop, own and operate a 545 megawatt gas-fired power plant located in Phoenix, Arizona. This plant, called the West Phoenix Power Plant, will provide power to the Phoenix metropolitan area, and construction will commence in 2000. We expect the plant to commence operation in 2002.

On May 7, 1999, we completed the acquisitions of 12 Sonoma County and 2 Lake County power plants from PG&E. The approximate purchase price was $212.8 million. The acquisitions were financed with a 24 year operating lease. Our geothermal steam fields fuel the facilities, which have a combined capacity of approximately 694 megawatts of electricity. All of the generation from the facilities is sold to the California energy market, with the exceptionof megawatts sold under an agreement entered into on April 29, 1999, with Commonwealth Energy Corporation as follows: 75 megawatts in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002. Historically, we have served as a steam supplier for these facilities, which had been owned and operated by PG&E. These acquisitions have enabled us to consolidate our operations in The Geysers and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market.

On June 21, 1999, we acquired the rights to build, own and operate a 545 megawatt gas-fired power plant located in Ontelaunee Township, Pennsylvania. The plant, called the Ontelaunee Energy Center, will provide power to residences and businesses throughout the Pennsylvania-New Jersey-Maryland power pool. Construction will commence in 2000 and the plant is scheduled to begin production in 2002.

On August 20, 1999, we announced the purchase of 18 F-class combustion turbines from Siemens Westinghouse Power Corporation that will be capable of producing 4,900 megawatts of electricity in a combined-cycle configuration. Beginning in 2002, Siemens will deliver six turbines per year through 2004. Combined with our existing turbine order we now have 69 turbines under contract, option or letter of intent capable of producing 17,745 megawatts.

On August 27, 1999, we announced an agreement with Cogeneration Corporation of America ("CGCA") to acquire 80% of its common stock for $25.00 per share or approximately $145.0 million. NRG Energy, Inc., a wholly owned subsidiary of Northern States Power, will own the remaining 20%. The transaction is subject to the approval of CGCA shareholders and we expect to consummate the acquisition by year end 1999. CGCA currently owns interests in six natural gas-fired power plants, totaling 579 megawatts. The plants are located in Pennsylvania, New Jersey, Illinois and Oklahoma.

On August 31, 1999, we completed the acquisition of an additional 50% of the Aidlin Power Plant from Edison Mission Energy (5%) and General Electric Capital Corporation (45%) for a total purchase price of $7.2 million. We now own 55% of the 20 megawatt Aidlin Power Plant.

On September 20, 1999, the Board of Directors authorized a two for one stock split of our common stock, to be effected in the form of a stock dividend, payable to stockholders of record on September 23, 1999. New shares were distributed on October 7, 1999. In the Management's Discussion and Analysis, all references to the number of common shares and per share amounts have been split adjusted.

On September 29, 1999, we completed the acquisition of development rights to build, own and operate the Los Medanos Power Plant from Enron North America. The Los Medanos Power Plant is a 550 megawatt gas-fired cogeneration plant located adjacent to USS-POSCO Industries' steel mill in Pittsburg, California. Los Medanos will supply USS-POSCO with 60 megawatts of electricity and 75,000 pounds per hour of steam, and market the excess electricity into the California power exchange and under bilateral contracts. Construction commenced in September 1999 and commercial operation is scheduled to occur in 2001.

On September 30, 1999, we announced plans to build, own and operate an 800 megawatt gas-fired cogeneration power plant at Bayer Corporation's chemical facility in Baytown, Texas. The Baytown Power Plant will supply Bayer with all of its electric and steam requirements for 20 years and market excess electricity into the Texas wholesale power market. Construction is estimated to commence in 2000 and commercial operation in 2001.

Transactions Announced or Consummated Subsequent to September 30, 1999

On October 1, 1999, we completed the acquisition of Sheridan Energy, Inc., a natural gas exploration and production company, through a $41.0 million cash tender offer. We purchased the outstanding shares of Sheridan Energy's common stock for $5.50 per share. In addition, we redeemed $11.5 million of outstanding preferred stock of Sheridan Energy. Sheridan Energy's oil and gas properties, including 148 billion cubic feet equivalent of proven reserves, are located in northern California and the Gulf Coast region, where we are developing low-cost natural gas supplies and proprietary pipeline systems to support our strategically-located natural gas-fired power plants.

On October 21, 1999, we completed the acquisition of the Calistoga geothermal power plant from FPL Energy and Caithness Corporation for approximately $78.0 million. The acquisition was financed with a 23-year operating lease. Located in The Geysers region of northern California, Calistoga is a 67 megawatt facility which provides electricity to PG&E under a long-term contract.

On October 25, 1999, we announced that we had executed a letter of intent which gives us the exclusive right to negotiate with LYONDELL-CITGO Refining L.P. to build, own and operate a 560 megawatt gas-fired cogeneration power plant at the LYONDELL-CITGO refinery in Houston, Texas. The Channel Energy Center will supply all of the electricity and steam requirements for 20 years to the refinery. Permitting for the facility is currently underway, with construction projected to commence in early 2000 and commercial operation in 2001.

On November 2, 1999, we completed a public offering of 7,200,000 shares of our common stock at $46.31 per share. The net proceeds from this public offering were approximately $320.3 million. We sold an additional 1,080,000 shares of common stock at $46.31 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $48.2 million. Concurrent with the public offering dated November 2, 1999, Calpine, through its subsidiary Calpine Capital Trust, a statutory business trust created under Delaware law, completed an offering of 4,800,000 Remarketable Term Income Deferrable Equity Securities ("trust preferred securities") at a value of $50.00 per share. The net proceeds from the offering were approximately $233.2 million. We sold an additional 720,000 trust preferred securities at a value of $50.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $35.0 million. The net proceeds from the offering were used by our subsidiary to invest in our convertible subordinated debentures, which represent substantially all of the subsidiary's assets. We have guaranteed all of the subsidiary's obligations under the trust preferred securities. The trust preferred securities will be reflected on the balance sheet as "Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust", while distributions will be reflected in the statements of operations as a minority interest captioned as "Distributions on trust preferred securities". The trust preferred securities accrue distributions at a rate of 5-3/4% per annum, have a liquidation value of $50.00 per share, are convertible into shares of the our common stock at a rate of 0.8565 shares of common stock for each trust preferred security, and may be redeemed at any time on or after November 5, 2002 at a redemption price equal to 101.44% of the principal amount plus any accrued and unpaid interest declining to 100% of the principal amount on or after November 5, 2003. We have the right to defer the interest payments on the debentures for up to twenty consecutive quarters, which would also cause a deferral of distributions on the trust preferred securities.

On November 3, 1999, we completed the acquisition of development rights to build, own and operate the Towantic Energy Center from Arena Capital Ltd. The Towantic Energy Center is a 500 megawatt gas-fired cogeneration plant located in Oxford, Connecticut. The Towantic Energy Center will market its electricity via bilateral contracts into the New England region. Construction is estimated to commence in 2000 and commercial operation in 2002.

On November 3, 1999, we entered into a $1.0 billion revolving construction credit facility with Credit Suisse First Boston, New York branch and The Bank of Nova Scotia, as lead arrangers. The non-recourse credit facility will be utilized to finance the construction of our diversified portfolio of gas-fired power plants currently under development. We currently intend to refinance the construction facility in the long-term capital markets prior to its four-year maturity.

Selected Operating Information

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in our statements of operations. The information set forth under Power Plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, the Bethpage Power Plant since its acquisition on February 5, 1998, the Texas City and Clear Lake Power Plants since their acquisition on March 31, 1998, the Pasadena Power Plant since it began commercial operation on July 7, 1998, the Sonoma Power Plant since its acquisition on July 17, 1998, the Pittsburg Power Plant since its acquisition on July 21, 1998, the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999, and the acquisition of an additional 50% interest in the Aidlin Power Plant on August 31, 1999. The information set forth under Steam Fields consists of the results for the Thermal Power Company Steam Fields prior to the acquisition.

(in thousands, except          Three Months Ended           Nine months ended
price per kilowatt hour)         September 30,                September 30,
                            ------------------------   -------------------------
                               1999         1998           1999         1998
Power Plants:              -----------   -----------   -----------   -----------
 Electricity revenues:
   Energy ..............   $   169,518   $    89,150   $   346,835   $   182,885
   Capacity (1) ........   $    55,925   $    67,361   $   162,080   $   134,464
 Megawatt hours produced     4,736,851     2,665,399    10,758,267     4,995,089
 Average energy price
    per kilowatt hour ..   $   0.03579   $   0.03345   $   0.03224   $   0.03661
Steam Fields:
   Steam Revenue: ........ $        --   $    12,050   $    20,850   $    30,010
   Megawatt hours produced          --       658,766     1,192,722     1,637,402
   Average price per
      Kilowatt hour ...... $        --   $   0.01829   $   0.01748   $   0.01833

(1) Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues.

Megawatt hours produced at the power plants increased 42% and 80% for the three and nine months ended September 30, 1999 as compared with the same periods in 1998. The three month increase was primarily due to additional megawatt hours produced at the 14 geothermal power plants purchased from PG&E on May 7, 1999. The increase for the nine months ended September 30, 1999 includes the effect of the geothermal plants acquired from PG&E, as well as the start up of the Pasadena Power Plant, and the acquisitions of the Texas City, Clear Lake, Pittsburg and Bethpage Power Plants in 1998.

Due to the consolidation of the power plants purchased from PG&E on May 7, 1999, the revenue previously recognized for the Steam Fields will now be incorporated in our Power Plants revenue.

OTHER FINANCIAL DATA AND RATIOS

Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   -------------------   -------------------
                                     1999       1998       1999       1998
                                   --------   --------   --------   --------
Depreciation and amortization ..   $ 13,786   $ 33,749   $ 56,443   $ 65,852
Interest expense per indenture .   $ 26,615   $ 25,976   $ 78,649   $ 69,187
EBITDA .........................   $119,103   $ 93,434   $268,239   $187,016
EBITDA to interest expense
   per indenture ...............   $  4.48x   $  3.60x   $ 3.41x    $  2.70x

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

Results of Operations

Three and nine months ended September 30, 1999 Compared to three and nine months ended September 30, 1998 Consolidated Operations.

 (Dollars in thousands)
                                Three Months Ended          Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  ------------------------
                                                  %                          %
Revenue:                       1999     1998    Change    1999     1998   Change
                              -------- -------- ------  -------- -------- ------
 Electricity and steam sales  $225,443 $168,561   34%   $529,765 $347,359   53%
 Service contract revenue ...   21,846    7,835  179%     35,085   16,363  114%
 Income from unconsolidated
  investments in power
  projects ..................   15,842    9,778   62%     34,163   16,631  105%
 Interest on loans to power
  projects ..................      517       --  100%      1,226    2,562  -52%
                              -------- -------- ------  -------- -------- ------
      Total revenue ......... $263,648 $186,174   42%   $600,239 $382,915   57%
                              ======== ======== ======  ======== ======== ======

Revenue -- Total revenue increased 42% and 57% to $263.6 million and $600.2 million for the three months and nine months ended September 30, 1999 compared to $186.2 million and $382.9 million in 1998.

     Electricity and steam sales revenue increased 34% to $225.4 million for the three months ended September 30, 1999 compared to $168.6 million in the same period in 1998. The increase is primarily attributable to the consolidation of our Geysers operation in Northern California during the first half of calendar 1999, which increased electricity revenues by $71.9 million. The Pasadena Power Plant, which became operational in July 1998, contributed $22.1 million in additional revenue during 1999. These increases were partially offset by a decrease of $9.6 million at the Bear Canyon and West Ford Flat Power Plants relating to the expiration of the fixed priced period of their power sales agreements. Consequently, the price of electricity for these two power plants was significantly reduced compared to the price for the same period in 1998. Furthermore, there was a $12.0 million reduction in steam revenues related to the consolidation of the PG&E power plants acquired on May 7, 1999. For the nine months ended September 30, 1999, electricity and steam revenues increased 53% to $529.8 million as compared to $347.4 million for the same period a year ago. These increases are primarily due an increase of $171.2 million for power plants that were acquired during 1998 and 1999, and $40.5 million for our Pasadena Plant that became operational in the third quarter of 1998, partially offset by a decrease of $31.5 million at the Bear Canyon and West Ford Flat Power Plants relating to the expiration of the fixed priced period of their power sales agreements.

Service contract revenue increased to $21.8 million and $35.1 million for the three and nine months ended September 30, 1999 compared to $7.8 million and $16.4 million for the same periods in 1998. The increase was primarily attributable to a reclass made to record year to date third party gas sales as revenue rather than netted against gas purchases.

Income from unconsolidated investments in power projects increased 62% to $15.8 million for the three months ended September 30, 1999 compared to $9.8 million for the same period in 1998. The increase is primarily attributable to an increase of $4.8 million of equity income from our investment in Sumas, and $1.0 million of additional equity income from our investments in the Auburndale and Gordonsville Power Plants. For the nine months ended September 30, 1999, income from unconsolidated investments in power projects increased 105% to $34.2 million as compared to $16.6 million for the same period a year ago. This increase is primarily attributable to an increase of $16.2 million of equity income from our investment in Sumas, and increase of $1.3 million of equity income from our investment in the Bayonne Power Plant, and increase of $1.4 million of equity income from our investments in the Auburndale and Gordonsville Power Plants, and an increase of $1.0 million of equity income from our investment in the Kennedy International Airport Power Plant. These increases were partially offset by a reduction of $2.9 million in equity income from our Texas City and Clear Lake Power Plants, which were consolidated on March 31, 1998 (see Note 4 to the Notes to Consolidated Financial Statements).

     Interest income on loans to power projects was $517,000 for the three months ended September 30, 1999 and is attributable to dividend income received from Sheridan California Energy, Inc. We will no longer receive dividend income from SCEI due to the acquisition and consolidation of Sheridan Energy on October 1, 1999. For the nine months ended September 30, 1999, interest income on loans to power projects decreased to $1.2 million compared to $2.6 million for the same period a year ago. The decrease is primarily related to the acquisition of the remaining 50% interest in Texas Cogeneration Company on March 31, 1998, offset by dividend income received from SCEI.

Cost of revenue -- Cost of revenue increased to $159.8 million and $398.0 million for the three and nine months ended September 30, 1999 compared to $117.1 million and $253.2 million for the same periods in 1998. The increases of $42.7 million and $144.8 million were primarily attributable to increased plant operating, and fuel expenses as a result of the acquisition of the remaining interests in the Texas City and Clear Lake Power Plants on March 31, 1998, the acquisition of the remaining interest in the Bethpage Power Plant on February 5, 1998, the acquisition of the Pittsburg Power Plant on July 21, 1998, the consolidation of our Geysers operations on May 7, 1999, and the startup of the Pasadena Power Plant in July of 1998.

General and administrative expenses -- General and administrative expenses increased to $13.3 million for the three months ended September 30, 1999 compared to $7.4 million in 1998. For the nine months ended September 30, 1999, general and administrative expenses increased to $34.3 million compared to $18.4 million for the same period in 1998. The increases were attributable to continued growth in personnel, compensation and associated overhead costs necessary to support the overall growth in our operations.

Interest expense -- Interest expense decreased 6% to $23.0 million for the three months ended September 30, 1999 from $24.3 million for the same period in 1998. The decrease was primarily attributable to an increase in capitalized interest of $15.3 million in connection with the construction of power plants as compared to the same period in 1998, partially offset by $11.7 million of interest associated with the issuance of senior notes in 1999. For the nine months ended September 30, 1999, interest expense increased to $70.2 million from $65.1 million for the same period a year ago. The increase was primarily attributable to $33.5 million of interest associated with the issuances of senior notes in 1999 and 1998, partially offset by an increase in capitalized interest of $22.4 million, and a decrease in interest expense of $5.2 million related to the retirement of non-recourse project financing for the Greenleaf Power Plant in 1998 and the Gilroy Power Plant in 1999.

Provision for income taxes -- The effective income tax rate was approximately 39% for the three and nine months ended September 30, 1999. The reductions from the statutory tax rate were primarily due to depletion in excess of tax basis benefits at our geothermal facilities, and a decrease in the average state tax rate due to our expansion into states other than California.

Liquidity and Capital Resources

To date, we have obtained cash from our operations, borrowings under our credit facilities and other working capital lines, sale of debt and equity, and proceeds from non-recourse project financing. We utilized this cash to fund our operations, service debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures and meet our other cash and liquidity needs. The following table summarizes our cash flow activities for the periods indicated:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1999               1998
                                               ---------           ---------
Cash flows from:                                      (in thousands)
  Operating activities ...................     $ 166,206           $  72,931
  Investing activities ...................      (880,974)           (269,284)
  Financing activities ...................       791,911             248,460
                                               ---------           ---------
          Total ..........................     $  77,143           $  52,107
                                               =========           =========

     Operating activities for 1999 provided $166.2 million, consisting of approximately $64.2 million of net income, $59.2 million of depreciation and amortization, $34.2 million of distributions from unconsolidated investments in power projects, $40.5 million of deferred income taxes, a $42.4 million net increase in operating liabilities, and a loss on sale of assets of $364,000. This was offset by $40.6 million net increase in operating assets and $34.2 million of income from unconsolidated investments.

     Investing activities for 1999 used $881.0 million, primarily due to $102.2 million for the acquisition of steam fields from Unocal, $50.9 million for the acquisition of Sheridan Energy Inc., $7.2 million for the acquisition of an additional 50% interest in the Aidlin Power Plant, $14.9 million for the acquisition of a 20% interest in Sheridan California Energy Inc., advances to the Lost Pines I Joint Venture of $14.8 million, $112.6 million of capital expenditures related to the construction of the Pasadena Power Plant Expansion, $555.4 million of other capital expenditures principally for turbine purchases and for the Clear Lake Expansion project, $16.0 million of capitalized project development costs, $29.3 million of interest capitalized on construction projects, $8.2 million of additional loans to principal owners of power plants, $655,000 for the acquisition of additional investments, offset by $1.9 million in maturities of collateral securities in connection with the King City Power Plant, the repayment of $3.1 million of outstanding loans, a $7.7 million decrease in restricted cash, and $18.4 million from the sale and leaseback transaction of the Geysers Power Company plants.

     Financing activities for 1999 provided $791.9 million of cash consisting of $115.2 million of borrowings for the construction of the Pasadena Power Plant, $77.6 million of borrowings related to a bridge facility, $51.0 million in borrowings of non-recourse project financing, $792.1 million of net proceeds from additional equity and senior debt financings received in March and April of 1999, $2.3 million for the issuance of common stock for our Employee Stock Purchase Plan, and $1.9 million for the write off of deferred financing costs in April 1999, partially offset by $170.6 million in repayment of non-recourse project financing in April 1999, and $77.6 million of repayments related to a bridge facility.

     At September 30, 1999, cash and cash equivalents were $173.7 million and working capital was $171.0 million. For 1999, cash and cash equivalents increased by $77.1 million and working capital increased by $84.0 million as compared to December 31, 1998.

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

    On January 4, 1999, the Company entered into a Credit Agreement with ING to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena Power Plant expansion. As of September 30, 1999, $115.2 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin and is payable quarterly. The construction loan will convert to a term loan once the project has completed construction. The construction loan will mature on or before July 1, 2000, but is subject to an extension to October 1, 2000 if there are sufficient construction funds available. The term loan will be available for a period not to exceed five years from the construction loan maturity date. In connection with the Credit Agreement, the Company entered into a $10.0 million letter of credit facility. At September 30, 1999, there were no letters of credit outstanding under the facility.

     On March 26, 1999, we completed a public offering of 12,000,000 shares of our common stock at $15.50 per share. All share information reflects the two for one stock split effective on October 7, 1999. The net proceeds from this public offering were approximately $177.9 million. Additionally, in April 1999, we sold an additional 1,800,000 shares of common stock at $15.50 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

     On March 29, 1999, we completed a public offering of $250.0 million of our 7-5/8% Senior Notes Due 2006 and of our $350.0 million 7-3/4% Senior Notes Due 2009. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $587.5 million. The Senior Notes Due 2006 bear interest at 7-5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes Due 2006 are not redeemable prior to maturity. The Senior Notes Due 2009 bear interest at 7-3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity.

     The net proceeds from the sale of the common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 were used as follows: (i) $120.6 million to refinance indebtedness relating to the Gilroy Power Plant, (ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma County power plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility, (iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development, and (vi) the remaining $118.9 million will be used for general corporate purposes. Transaction costs incurred in connection with the Senior Notes offering were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

     At September 30, 1999, we also had $105.0 million of outstanding 9-1/4% Senior Notes Due 2004, which mature on February 1, 2004, with interest payable semi-annually on February 1 and August 1 of each year. In addition, we had $171.8 million of outstanding 10-1/2% Senior Notes Due 2006, which mature on

May 15, 2006, with interest payable semi-annually on May 15 and November 15 of each year. During 1997, we issued $275.0 million of 8-3/4% Senior Notes Due 2007, which mature on July 15, 2007, with interest payable semi-annually on January 15 and July 15 of each year. During 1998, we issued $400.0 million of 7-7/8% Senior Notes Due 2008, which mature on April 1, 2008, with interest payable semi-annually on April 1 and October 1 of each year.

     At September 30, 1999, we had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. We had no borrowings and $26.0 million of letters of credit outstanding under the credit facility (See Note 8 to the Notes to Consolidated Financial Statements). The credit facility contains certain restrictions that limit or prohibit, among other things, our ability to incur indebtedness, make payments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations.

     At September 30, 1999, we had a $12.0 million letter of credit outstanding with The Bank of Nova Scotia to secure performance of the Clear Lake Power Plant.

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

     We currently have nine new projects under construction, representing an additional 4,485 megawatts of capacity. Of these new projects, we are expanding our Pasadena facility by 545 megawatts to 785 megawatts and we have eight new power plants under construction, including the Tiverton Power Plant in Rhode Island; the Rumford Power Plant in Maine; the Westbrook Power Plant in Maine; the Sutter Power Plant in California; the Los Medanos Power Plant in California; the South Point Power Plant in Arizona; the Magic Valley Power Plant in Texas; and the Lost Pines I Power Plant in Texas. We have also announced plans to develop six additional power generation facilities, totaling 4,430 megawatts, in California, Connecticut, Texas, Arizona and Pennsylvania.

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

* Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to an aggregate of 52 power plants with an aggregate capacity of approximately 8,758 megawatts, after completion of our pending acquisitions and projects currently under construction. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation industry.

Risk Factors

     We have substantial indebtedness that we may be unable to service and that restricts our activities. We have substantial debt that we incurred to finance the acquisition and development of power generation facilities. As of September 30, 1999 our total consolidated indebtedness was $1.7 billion, our total consolidated assets were $2.7 billion and our stockholders' equity was $558.0 million. Whether we will be able to meet our debt service obligations and to repay our outstanding indebtedness will be dependent primarily upon the performance of our subsidiaries.

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

     The operating and financial restrictions and covenants in our existing debt agreements, including the indentures relating to our $1.6 billion aggregate principle amount of senior notes and our $100.0 million revolving credit facility, contain restrictive covenants. Among other things these restrictions limit or prohibit our ability to:

*    incur indebtedness,
*    make prepayments of indebtedness in whole or in part,
*    pay dividends,
*    make investments,
*    engage in transactions with affiliates,
*    create liens,
*    sell assets, and
*    acquire facilities or other businesses.

     Also, if our management or ownership changes, our indentures governing our senior notes may require us to make an offer to purchase our senior notes. We cannot assure you that we will have the financial resources necessary to purchase our senior notes in this event.

     We believe that our cash flow from operations, together with other available sources of funds, including borrowings under our existing borrowing arrangements, will be adequate to pay principal and interest on our debt and to enable us to comply with the terms of our debt agreements. If we are unable to comply with the terms of our debt agreements and fail to generate sufficient cash flow from operations in the future, we may be required to refinance all or a portion of our senior notes and other debt or to obtain additional financing. However, we may be unable to refinance or obtain additional financing because of our high levels of debt and the debt incurrence restrictions under our debt agreements. If cash flow is insufficient and refinancing or additional financing is unavailable, we may be forced to default on our senior notes and other debt obligations. In the event of a default under the terms of any of our indebtedness, the debt holders may accelerate the maturity of our obligations, which could cause defaults under our other obligations.

     Our ability to repay our debt depends upon the performance of our subsidiaries. Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their earnings and cash flow to service our indebtedness, including our ability to pay the interest on and principal of our senior notes. Non-recourse project financing agreements generally restrict our ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of other obligations, including operating expenses, debt service and reserves.

     Our subsidiaries and other affiliates are separate and distinct legal entities and have no obligation to pay any amounts due on our senior notes, and do not guarantee the payment of interest on or principal of these notes. The right of our senior note holders to receive any assets of any of our subsidiaries or other affiliates upon our liquidation or reorganization will be subordinated to the claims of any subsidiaries' or other affiliates' creditors (including trade creditors and holders of debt issued by our subsidiaries or affiliates). As of September 30, 1999, our subsidiaries had $115.2 million of construction financing. We intend to utilize non-recourse project and construction financing in the future that will be effectively senior to our senior notes.

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

     Financing for new facilities may not be available to us on acceptable terms in the future. We have financed our existing power generation facilities using a variety of sources, primarily consisting of non-recourse project financing, lease obligations, and from the proceeds of our senior debt and equity issuances. As of September 30, 1999, we had approximately $1.7 billion of total consolidated indebtedness, $115.2 million of which represented construction financing. Each construction financing, non-recourse project financing and lease obligation is structured to be fully paid out of cash flow provided by the facility or facilities. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility. While we intend to utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. We do not believe the existence of non-recourse or lease financing will significantly affect our ability to continue to borrow funds in the future in order to finance new facilities. However, it is possible that we may be unable to obtain the financing required to develop our power generation facilities on terms satisfactory to us.

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

     Revenue under some of our power sales agreements may be reduced significantly upon their expiration or termination. Most of the electricity we generate from our existing portfolio is sold under long-term power sales agreements that expire at various times. When the terms of each of these power sales agreements expire, it is possible that the price paid to us for the generation of electricity may be reduced significantly, which would substantially reduce our revenue under such agreements. The fixed price periods in some of our long-term power sales agreements have recently expired, and the electricity under those  agreements is now sold at a fluctuating  market price.  For example,  the price for electricity for two of our power plants, the Bear Canyon (20 megawatts) and the West Ford Flat (27 megawatts) power plants, was approximately
13.83 cents per kilowatt hour under the fixed price periods that recently expired for these facilities, and is now set at the energy clearing price, which averaged 2.61 cents per kilowatt hour for the nine months ended September 30, 1999. As a result, our energy revenue under these power sales agreements has been materially reduced. We expect the decline in energy revenues will be partially mitigated by decreased royalties and planned operating cost reductions at these facilities. In addition, we will continue our strategy of offsetting these reductions through our acquisition and development program.

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

     Our power generation facilities may not operate as planned. Upon completion of our pending acquisitions and projects currently under construction, we will operate 42 of the 52 power plants in which we will have an interest. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. Although from time to time our power generation facilities have experienced equipment breakdowns or failures, these breakdowns or failures have not had a significant effect on the operation of the facilities or on our results of operations. For the nine months ended September 30, 1999, our gas-fired power generation facilities have operated at an average availability of approximately 93% and our geothermal power generation facilities have operated at an average availability of approximately 97%. Although our facilities contain various redundancies and back-up mechanisms, a breakdown or failure may prevent the facility from performing under applicable power sales agreements. In addition, although insurance is maintained to protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to service principal and interest payments under our financing obligations which could result in losing our interest in the power generation facility.

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

     In connection with each geothermal power plant, we estimate the productivity of the geothermal resource and the expected decline in productivity. The productivity of a geothermal resource may decline more than anticipated, resulting in insufficient reserves being available for sustained generation of the electrical power capacity desired. An incorrect estimate by us or and unexpected decline in productivity could lower our results of operations.

     Geothermal reservoirs are highly complex. As a result, there exist numerous uncertainities in determining the extent of the reservoirs and the quantity and productivity of the steam reserves. Reservoir engineering is an inexact process of estimating underground accumulations of steam or fluids that cannot be measured in any precise way, and depends significantly on the quantity and accuracy of available data. As a result, the estimates of other reservoir specialists may differ materially from ours. Estimates of reserves are generally revised over time on the basis of the results of drilling, testing and production that occur after the original estimate was prepared. While we have extensive experience in the operation and development of geothermal energy resources and in preparing such estimates, we cannot assure you that we will be able to successfully manage the development and operation of our geothermal reservoirs or that we will accurately estimate the quantity or productivity of our steam reserves.

     We depend on our electricity and thermal energy customers. Each of our power generation facilities currently relies on one or more power sales agreements with one or more utility or other customers for all or substantially all of such facility's revenue. In addition, the sales of electricity to two utility customers during the first nine months of 1999 comprised approximately 47% of our total revenue during that period.

The loss of any one power sales agreement with any of these customers could have a negative effect on our results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales agreement could have a negative effect on the cash flow available to us and our results of operations.

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

     We depend on our senior management. Our success is largely dependent on the skills, experience and efforts of our senior management. The loss of the services of one or more members of our senior management could have a negative effect on our business, financial results and future growth.

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

     The price of our common stock is volatile. The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

*    announcements of developments related to our business,
*    fluctuations in our results of operations,
*    sales of substantial amounts of our securities into the marketplace,
*    general conditions in our industry or the worldwide economy,
*    an outbreak of war or hostilities,
* a shortfall in revenues or earnings compared to securities analysts' expectations,
*    changes in analysts' recommendations or projections, and
*    announcements of new acquisitions or development projects by us.

     The market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and thus, the current market price may not be indicative of future market prices.

     We could be adversely affected if our computer systems are not Year 2000 compliant. The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded systems were designed to read and store dates using only the last two digits of the year.

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

     An Inventory phase for non-information technology/embedded systems was completed in October 1998. The Initial Assessment Phase was completed in December 1998. We plan to complete remediation of non-compliant systems by the fourth quarter of 1999. To date, all embedded systems that have been identified by Calpine can be upgraded or modified within our current schedule. The schedule for addressing year 2000 issues with respect to mission critical embedded systems is as follows:

PHASE                       STATUS            ESTIMATED COMPLETION DATE
--------------------        ----------------  -------------------------
Inventory                   Complete          September 1998
Initial Assessment          Complete          November 1998
Detail Assessment           Complete          May 1999
Remediation                 Complete          November 1999
Contingency Planning        In-progress(90%)  November 1999

     Testing of embedded systems is complex because some of the testing must be completed during power plant scheduled maintenance outages. Most of the testing is already completed in cooperation with vendors and other power companies. Remainder of the testing is scheduled this year during regularly scheduled maintenance outage periods. So far we have not found anything during the testing and remediation which we think will hinder us from achieving our Year 2000 objective.

     End-User Computing Systems - Some of our business units have developed systems, databases, spreadsheets, etc. that contain date calculations. Compliance of individual workstations is also included in this domain. These systems comprise a relatively small percentage of the required modification in terms of both number and criticality.

     Our end-user computing systems are being inventoried by each business unit and evaluated and remediated by the Company's MIS staff. We expect to complete this process by year-end 1999.

     Business Partner and Vendor Systems - We have contracts with business partners and vendors who provide products and services to the Company. We are vigorously seeking to obtain Year 2000 assurances from these third parties. Year 2000 Project Team and appropriate business units are jointly undertaking this effort. We have sent letters and accompanying Year 2000 surveys to about 800 vendors and suppliers. We have received most of responses as of Sept 1999. These responses outline to varying degrees the approach vendors are undertaking to resolve Year 2000 issues within their own systems. Majority of our vendors and suppliers have indicated that they are ready for year 2000 or they are making significant progress and will be ready by the year-end. Follow-up letters are being sent to all vendors to ascertain their latest status.

     Contingency Planning - Contingency and business continuation planning are in various stages of development for critical and high-priority systems. Our existing disaster response plan and other contingency plans are scheduled to be evaluated and will be adopted for use in case of any Year 2000related disruption. We expect to complete our contingency planning by November 1999.

     Costs - The costs of expected modifications are currently estimated to be approximately $1.7 million which will be charged to expense as incurred. For the nine months ended September 30, 1999, $401,000 has been charged to expense. Approximately 9% of the estimated total cost has been incurred in 1998, 63% will be incurred in 1999, and the remainder will be incurred in 2000. These costs have been and will be funded through operating cash flow. These estimates may change as additional evaluations are completed and remediation and testing progress.

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

Financial Market Risks

     From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of September 30, 1999 (in thousands):

                                      Weighted
                                      Average
                     Notional         Interest      Fair
 Maturity Date   Principal Amount     Rate      Market Value
--------------   ----------------   ----------  -------------
     2000           $ 17,150            9.9%    $     (371)
     2009             65,000            6.1%         2,253
     2013             75,000            7.2%        (2,307)
     2014             79,970            6.7%           410
--------------   ----------------   ----------  -------------
     Total          $237,120            7.1%    $      (15)
                 ================   ==========  =============

     Short-term investments. As of September 30, 1999, we have short-term investments of $45.7 million. These short-term investments consist of highly liquid investments with maturities between three and twelve months. These investments are subject to interest rate risk and will increase in value if market interest rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will reduce our interest income.

     Outstanding debt. As of September 30, 1999, we have outstanding long-term debt of approximately $1.7 billion primarily made up of $1.6 billion of senior notes and $115.2 million of construction financing. Our construction financing has a floating interest rate of 6.75% as of September 30, 1999. Our outstanding long-term Senior Notes as of September 30, 1999 are as follows (in thousands):

                                 Carrying                         Fair
              Maturity Date       Amount      Interest Rate    Market Value
              -------------    -----------    -------------    ------------
                   2004        $   105,000        9-1/4%       $    106,050
                   2006            171,750       10-1/2%            182,270
                   2006            250,000        7-5/8%            238,438
                   2007            275,000        8-3/4%            272,594
                   2008            400,000        7-7/8%            384,600
                   2009            350,000        7-3/4%            318,938
               -------------   -----------                     ------------
                  Total        $ 1,551,750                     $  1,502,890
                               ===========                     ============

     Gas price fluctuations. We enter into derivative commodity instruments to hedge our exposure to the impact of price fluctuations on gas purchases. Such instruments include regulated natural gas contracts and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to our risk management policy which does not permit speculative positions. These transactions are accounted for under the hedge method of accounting. Cash flows from derivative instruments are recognized as incurred through changes in working capital.

Impact  of Recent  Accounting  Pronouncements  -- In June  1999,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of SFAS No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet analyzed the impact of adopting SFAS No. 133 on the financial statements and have not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase the volatility of our earnings.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     1.  Current report dated October 11, 1999 and filed on October 12, 1999
         Item 5. Other Events - Announcement of expected financial results for the three nine months ended September 20, 1999
         Item 7. Exhibits -     Press release dated October 11, 1999

     2.  Current report dated October 22, 1999 and filed on October 23, 1999
         Item 5. Other Events - Announcement of financial results for the three and nine months ended September 30, 1999
         Item 7. Exhibits -     Press release dated October 22, 1999

 (b) Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

   Exhibit
   Number         Description
--------------------------------------------------------------------------------
3.1    -- Amended and Restated Certificate of Incorporation of Calpine
           Corporation, a Delaware corporation.(b)
3.2    -- Amended and Restated Bylaws of Calpine Corporation, a Delaware
           corporation.(b)
4.1    -- Indenture  dated as of February  17, 1994 between the Company and
           Shawmut Bank of Connecticut,  National Association,  as Trustee,
           including form of Notes.(a)
4.2    -- Indenture dated as of May 16, 1996 between the Company and Fleet
           National Bank, as Trustee, including form of Notes.(c)
4.3    -- Indenture  dated as of July 8, 1997  between  the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4.4    -- Indenture  dated as of March 31, 1998 between the Company and
           The Bank of New York, as Trustee, including form of Notes.(g)
4.5    -- Indenture  dated as of March 26, 1999 between the Company and
           The Bank of New York, as Trustee, including form of Notes.(h)


4.6    -- Indenture  dated as of April 21, 1999 between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4.7    -- Certificate of Trust of Calpine Capital Trust. (i)
4.8    -- Declaration  of Trust of  Calpine  Capital  Trust  dated as of October 4, 1999,  between  the  Company,  The Bank of
           New York and the Administrative Trustees name therein. (i)
4.9    -- Indenture  for HIGH TIDES  debentures  due 2029 dated as of
           November  2, 1999,  between the Company and The Bank of
           New York, as debenture Trustee. (i)
4.10   -- Form of HIGH TIDES. (i)
4.11   -- Form of HIGH TIDES Debentures due 2029. (i)
4.12   -- Guarantee  Agreement dated November 2, 1999 by the Company, as
           Guarantor. (i)
10.1   -- Purchase Agreements
10.1.1 -- Purchase and Sale  Agreement  dated March 27, 1997 for the purchase and sale of shares of Enron/Dominion Cogen Corp. Common Stock among Enron Power Corporation and Calpine Corporation.(f)
10.1.2 -- Stock  Purchase and Redemption  Agreement  dated March 31, 1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and Calpine
           Finance.(f)
10.2   -- Other Agreements
10.2.1 -- Calpine  Corporation  Stock  Option  Program  and forms of  agreements thereunder.(a)
10.2.2 -- Calpine  Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
10.2.3 -- Calpine   Corporation  Employee  Stock  Purchase  Plan  and  forms  of agreements thereunder.(b)
10.2.4 -- Amended and Restated  Employment Agreement between Calpine Corporation and Mr. Peter Cartwright.(b)
10.2.5 -- Executive  Vice  President   Employment   Agreement   between  Calpine
           Corporation and Ms. Ann B. Curtis.(*)
10.2.6 -- Senior Vice President Employment Agreement between Calpine Corporation and Mr. Ron A. Walter.(*)
10.2.7 -- Senior Vice President Employment Agreement between Calpine Corporation and Mr. Robert D. Kelly.(*)
10.2.8 -- Executive Vice President Employment Agreement between Calpine
           Corporation  and Mr. Thomas R. Mason.(*)
10.2.9 -- First  Amended  and  Restated   Consulting  Contract  between  Calpine
           Corporation and Mr. George J. Stathakis.(b)
10.3   -- Form of Indemnification Agreement for directors and officers.(b)
21.1   -- Subsidiaries of the Company.(c)
27.0   -- Financial Data Schedule.* ___________

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

(g) Incorporated by reference to Registrant's Registration Statement on Form S-4, filed on August 10, 1998 (Registration Statement No. 333-61047).
(h) Incorporated by reference to Registrant's Form 424B4 filed on March 26, 1999 with the Securities and Exchange Commission.
(i) Incorporated by reference to Registrant's Form 424B4 filed on October 29, 1999 with the Securities and Exchange Commission.

*    Filed herewith.

Exhibit 27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By:      /s/ Ann B. Curtis                     Date:           November 12, 1999
         -------------------------
         Ann B. Curtis
         Executive Vice President
         (Chief Financial Officer)



By:      /s/ Charles B. Clark, Jr.             Date:           November 12, 1999
         --------------------------
         Charles B. Clark, Jr.
         Vice President and Corporate Controller
         (Chief Accounting Officer)