Form 10-Q/A
period 1999-09-30
CALPINE CORP
filed 1999-11-17
CIK 916457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                   FORM 10-Q/A



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
                                   (unaudited)

                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
Revenue:
 Electricity and steam sales .......... $225,443  $168,561  $529,765  $347,359
 Service contract revenue .............   21,846     7,835    35,085    16,363
 Income from unconsolidated investments
  in power projects ...................   15,842     9,778    34,163    16,631
 Interest income on loans to
  power projects ......................      517        --     1,226     2,562
                                        --------  --------  --------  --------
     Total revenue ....................  263,648   186,174   600,239   382,915
                                        --------  --------  --------  --------
Cost of revenue:
 Plant operating expenses .............   31,696    20,745    81,480    49,583
 Fuel expense .........................   78,807    62,546   194,265   120,382
 Depreciation .........................   14,005    21,721    56,294    52,532
 Operating lease expenses..............    9,987     4,375    23,539    10,990
 Production royalties..................    4,119     2,791     9,745     8,028
 Service contract expenses ............   21,219     4,926    32,680    11,714
                                        --------  --------  --------  --------
      Total cost of revenue ...........  159,833   117,104   398,003   253,229
                                        --------  --------  --------  --------
Gross profit ..........................  103,815    69,070   202,236   129,686

Project development expenses ..........    3,419     1,722     7,667     4,841
General & administrative expenses .....   13,291     7,389    34,255    18,431
                                        --------  --------  --------  --------
     Income from operations ...........   87,105    59,959   160,314   106,414

Other expense (income):

 Interest expense .....................   23,019    24,348    70,190    65,138
 Interest income ......................   (6,473)   (3,695)  (16,305)   (9,389)
 Minority interest, net ...............       15        --        15        --
 Other income, net ....................      (43)       72    (1,278)     (834)
                                        --------  --------  --------  --------
Income before provision for
 income taxes .........................   70,587    39,234   107,692    51,499

Provision for income taxes ............   27,670    15,820    42,215    19,213
                                        --------  --------  --------  --------
 Income before extraordinary charge ...   42,917    23,414    65,477    32,286
  Extraordinary charge, net of tax
   benefit of $--, $233,
   $793 and $207 ......................      --        339     1,150       641
                                        --------  --------  --------  --------
       Net income ..................... $ 42,917  $ 23,075  $ 64,327  $ 31,645
                                        ========  ========  ========  ========

Basic earnings per common share:
 Weighted average shares outstanding ..   54,389    40,274    49,799    40,166
 Income before extraordinary charge ... $   0.79  $   0.58  $   1.31  $   0.80
 Extraordinary charge ................. $     --  $  (0.01) $  (0.02) $  (0.01)
 Net income ........................... $   0.79  $   0.57  $   1.29  $   0.79

Diluted earnings per common share:
 Weighted average shares outstanding ..   57,990    42,344    52,966    42,182
 Income before extraordinary charge ... $   0.74  $   0.55  $   1.24  $   0.77
 Extraordinary charge ................. $     --  $  (0.01) $  (0.03) $  (0.02)
 Net income ........................... $   0.74  $   0.54  $   1.21  $   0.75

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

                                                          Nine months ended
                                                             September 30,
                                                      -----------------------
                                                         1999         1998
                                                      ---------    ---------
Cash flows from operating activities:
  Net income ......................................   $  64,327    $  31,645
  Adjustments to reconcile net income to net
        cash provided by operating activities:
   Depreciation and amortization ..................      59,214       53,464
   Deferred income taxes, net .....................      40,481       14,077
   Income from unconsolidated investments
         in power projects ........................     (34,163)     (16,219)
   Distributions from unconsolidated power projects      34,178       17,746
   Loss on sale of assets .........................         364         --
   Change in operating assets and liabilities:
     Accounts receivable ..........................     (31,688)      (7,085)
     Inventories ..................................         602       (4,383)
     Other current assets .........................         584       12,585
     Other assets .................................     (10,074)     (17,598)
     Accounts payable and accrued expenses ........      44,204      (15,189)
     Other liabilities ............................      (1,823)       3,888
                                                      ----------    ---------
       Net cash provided by operating activities ..     166,206       72,931

Cash flows from investing activities:
  Acquisition of property, plant and equipment ....    (668,013)     (39,417)
  Acquisitions ....................................    (175,700)    (225,176)
  Advances to joint ventures ......................     (14,785)        --
  Proceeds from sale and leaseback of plant .......      18,436         --
  (Increase)/decrease in notes receivable .........      (5,120)      12,614
  Maturities of collateral securities .............       1,850        6,030
  Project development costs .......................     (45,338)     (23,288)
  Proceeds from restricted cash ...................       7,696          (47)
                                                      ----------    ---------
      Net cash used in investing activities .......    (880,974)    (269,284)

Cash flows from financing activities:
  Borrowings from construction financing ..........     115,200         --
  Borrowings from non-recourse project financing ..     128,585       56,424
  Repayments of non-recourse project financing ....    (248,225)    (195,911)
  Repayments of notes payable .....................        --         (8,250)
  Proceeds from issuance of Senior Notes ..........     600,000      400,000
  Proceeds from equity offering ...................     204,585         --
  Proceeds from issuance of common stock ..........       2,289        1,053
  Write-off of deferred financing costs ...........       1,943         --
  Financing costs .................................     (12,466)      (4,856)
                                                      ----------    ---------
      Net cash provided by financing activities ...     791,911      248,460

Net increase in cash and cash equivalents .........      77,143       52,107
Cash and cash equivalents, beginning of period ....      96,532       48,513
                                                      ----------    ---------
Cash and cash equivalents, end of period ..........   $ 173,675    $ 100,620

Cash paid during the period for:
  Interest ........................................   $  60,982    $  71,971
  Income taxes ....................................   $   5,119    $     188

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

The following details the Company's income from investments in unconsolidated power projects and the service contract revenue recorded by the Company related to those power projects (in thousands):

                                                           Service Contract
                                             Income             Revenue
                                        -----------------  -----------------
                              Ownership   Nine months ended September 30,
                              Interest    1999    1998      1999      1998
                              --------  -----------------  -----------------
Sumas Power Plant (1) ........  --      $20,244  $ 4,052   $ 1,747   $ 2,440
Gordonsville Power Plant .....   50%      2,814    2,291        --        --
Lockport Power Plant ......... 11.4%      2,821    2,593        --        --
Texas Cogeneration Company ...  --           --    2,922        --     2,749
Dighton Power Plant ..........  --          322       --        --        --
Bayonne Power Plant ..........  7.5%      2,741    1,405        --        --
Kennedy International Airport
 Power Plant .................   50%      3,868    2,837       631        --
Sheridan Gas Fields ..........   20%        163       --        --        --
Auburndale Power Plant .......    5%        (38     (956)       --        --
Stony Brook Power Plant ......   50%      1,100    1,119       707        --
Agnews Power Plant ...........   20%        (53      (65)    1,769     1,231
Aidlin Power Plant (2) .......   55%        181      433     1,441     1,382
                                        -------  -------   -------   -------
          Total ..............          $34,163  $16,631   $ 6,295   $ 7,802
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



CALPINE CORPORATION



By:      /s/ Ann B. Curtis                     Date:           November 16, 1999
         -------------------------
         Ann B. Curtis
         Executive Vice President
         (Chief Financial Officer)



By:      /s/ Charles B. Clark, Jr.             Date:           November 16, 1999
         --------------------------
         Charles B. Clark, Jr.
         Vice President and Corporate Controller
         (Chief Accounting Officer)