Form 10-K
period 1999-12-31
CALPINE CORP
filed 2000-02-29
CIK 916457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 23, 2000: $5.7 billion. Common stock outstanding as of February 23, 2000: 63,215,367

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1) Designated portions of the Proxy Statement relating to
    the 2000 Annual Meeting of Shareholders.................    Part III (Items 10, 11 and 12)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     24
Item 3.   Legal Proceedings...........................................     26
Item 4.   Submission of Matters To A Vote of Security Holders.........     26

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     26
Item 6.   Selected Financial Data.....................................     27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     27
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...     27
Item 8.   Financial Statements and Supplementary Data.................     27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     27

                                   PART III

Item 10.  Executive Officers, Directors and Key Employees.............     27
Item 11.  Executive Compensation......................................     27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     27
Item 13.  Certain Relationships and Related Transactions..............     28

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     28
Signatures............................................................     32
Index to Consolidated Financial Statements and Other Information......    F-1

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

                                    OVERVIEW

     Calpine is a leading independent power company engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity predominantly in the United States. We have experienced significant growth in all aspects of our business over the last five years. Currently, we own interests in 44 power plants having an aggregate capacity of 4,273 megawatts. We also have ten gas-fired projects and two project expansions under construction having an aggregate capacity of 5,935 megawatts and have announced plans to develop twelve gas-fired power plants with a total capacity of 7,990 megawatts. Upon completion of our projects under construction, we will have interests in 54 power plants located in 17 states having an aggregate capacity of 10,208 megawatts, of which we will have a net interest in 8,531 megawatts. Of this total generating capacity, 90% will be attributable to gas-fired facilities and 10% will be attributable to geothermal facilities.

     As a result of our expansion program, our revenues, cash flow, earnings and assets have grown significantly over the last five years, as shown in the table below.

                                                                  COMPOUND ANNUAL
                                         1994          1999         GROWTH RATE
                                        -------      ---------    ---------------
                                        (DOLLARS IN MILLIONS)
Total Revenue.........................  $ 94.8       $  847.7           55%
EBITDA................................    53.7          392.2           49%
Net Income............................     6.0           95.1           74%
Total Assets..........................   421.4        3,991.6           57%

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

                                   THE MARKET

     The power industry represents the third largest industry in the United States, with an estimated end-user market of over $225 billion of electricity sales in 1999 produced by an aggregate base of power generation facilities with a capacity of approximately 785,000 megawatts. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry. The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end-users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others.

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

     In addition, as a result of a variety of factors, including deregulation of the power generation market, utilities, independent power producers and industrial companies are disposing of power generation facilities. To date, numerous utilities have sold or announced their intentions to sell their power generation facilities and have focused their resources on the transmission and distribution business segments. Many independent producers operating a limited number of power plants are also seeking to dispose of their plants in response to competitive pressures, and industrial companies are selling their power plants to redeploy capital in their core businesses.

                                    STRATEGY

     Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power market, primarily through our active development and acquisition programs. In pursuing our growth strategy, we utilize our management and technical knowledge to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource production and acquisition, operations and power marketing, which we believe provides us with a competitive advantage. The key elements of our strategy are as follows:

     - Development of new and expansion of existing power plants. We are actively pursuing the development of new and expansion of our existing highly efficient, low-cost, gas-fired power plants to replace old and inefficient generating facilities and meet the demand for new generation.

     - Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent criteria, provide significant potential for revenue, cash flow and earnings growth and provide the opportunity to enhance the operating efficiencies of the plants.

     - Enhancement of existing power plants. We continually seek to maximize the power generation and revenue potential of our operating assets and minimize our operating and maintenance expenses and fuel costs.

                              RECENT DEVELOPMENTS

     Project Development and Construction. In May 1999, we completed a 35 megawatt expansion of our Clear Lake Power Plant to 412 megawatts, and the 169 megawatt Dighton Power Plant commenced commercial operations in August 1999.

     We currently have twelve projects under construction representing 5,935 additional megawatts. Of these new projects, we are currently expanding our Pasadena facility by 545 megawatts to 785 megawatts and the Morris facility by 50 megawatts to 167 megawatts. We have ten new power plants under construction, including the Baytown Power Plant in Texas; Tiverton Power Plant in Rhode Island; the Rumford Power Plant in Maine; the Westbrook Energy Center in Maine; the Sutter Power Plant in California; the South Point Power Plant in Arizona; the Lost Pines 1 Power Plant in Texas; the Los Medanos Energy Center in California; the Magic Valley Generation Station in Texas; and the Aries Power Plant in Missouri. We have also announced plans to develop twelve additional power generation facilities, totaling 7,990 megawatts, in California, Mississippi, Texas, Arizona, Pennsylvania, Oregon, Alabama, Connecticut and Florida.

     In August 1999, we announced the purchase of 18 F-class combustion turbines from Siemens Westinghouse Power Corporation that will be capable of producing 4,900 megawatts of electricity in a combined-cycle configuration. Beginning in 2002, Siemens will deliver six turbines per year through 2004. Combined with our existing turbine orders we have 69 turbines under contract, option, letter of intent or other commitment capable of producing approximately 18,800 megawatts in a combined cycle configuration.

     In November 1999, we executed an agreement with Credit Suisse First Boston, New York branch and The Bank of Nova Scotia, as lead arrangers, for a $1.0 billion non-recourse revolving construction loan facility. We will use the credit facility to finance the construction of our diversified portfolio of gas-fired power plants currently under development in a combined cycle configuration.

     Acquisitions. In March 1999, we completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.2 million. The steam fields fuel our 12 Sonoma County power plants, totaling 544 megawatts, purchased from Pacific Gas and Electric Company ("PG&E") in May 1999.

     In May 1999, we completed the acquisitions from PG&E of 14 geothermal power plants at The Geysers in northern California, with a combined capacity of approximately 700 megawatts, for $212.8 million. With these acquisitions plus the acquisition of the Calistoga Power Plant in October 1999 and our increased stake in the Aidlin Power Plant in August 1999, we now own interests in and operate 19 geothermal power plants that generate more than 888 megawatts of electricity, and we are the nation's largest geothermal and green power producer. The combination of our existing geothermal steam and power plant assets, the acquisition of the Sonoma steam fields from Unocal, and the 14 power plants from PG&E together with the Calistoga Power Plant and our increased stake in the Aidlin Power Plant allows us to fully integrate the steam and power plant operations at The Geysers into one efficient, unified system to maximize the renewable natural resource, lower overall production costs and extend the life of The Geysers.

     In August 1999, we completed the acquisition of an additional 50% of the Aidlin Power Plant from Edison Mission Energy (5%) and General Electric Capital Corporation (45%) for a total purchase price of $7.2 million. We now own 55% of the 20 megawatt Aidlin Power Plant.

     In October 1999, we completed the acquisition of Sheridan Energy, Inc., a natural gas exploration and production company, through a $38.8 million cash tender offer. We purchased all of the outstanding shares of Sheridan Energy's common stock for $5.50 per share. In addition, we redeemed $11.9 million of outstanding preferred stock of Sheridan Energy. Sheridan Energy's oil and gas properties, including approximately 148 billion cubic feet equivalent of proven reserves as of July 1, 1999 and certain leasehold acreage, are located in northern California and the Gulf Coast region, where we are developing low-cost natural gas supplies and proprietary pipeline systems to support our strategically-located natural gas-fired power plants. We subsequently renamed Sheridan Energy as Calpine Natural Gas Company.

     In October 1999, we completed the acquisition of the Calistoga Power Plant from FPL Energy and Caithness Corporation for approximately $77.9 million. Located in The Geysers region of northern California, Calistoga is a 67 megawatt facility which provides electricity to PG&E under a long-term contract.

     In December 1999, we acquired 80% of the common stock of Cogeneration Corporation of America, Inc. ("CGCA") for $25.00 per share or approximately $137.3 million. NRG Energy, Inc., a wholly owned subsidiary of Northern States Power, owns the remaining 20%. CGCA owns interests in six natural gas-fired power plants, totaling 579 megawatts. The plants are located in Pennsylvania, New Jersey, Illinois and Oklahoma.

     In December 1999, but effective as of November 1, 1999, we completed the acquisition of Vintage Petroleum, Inc.'s interest in the Rio Vista Gas Unit and related areas for approximately $71.5 million. As of the effective date of the acquisition, Vintage owned approximately 90 billion cubic feet of proven natural gas reserves and certain leasehold acreage located in the Sacramento Basin in northern California. As a result of this acquisition and the Sheridan Energy acquisition, we own a 99.5% working interest in the Rio Vista Gas Unit and certain development acreage in northern California.

     In January 2000, we acquired a 50% interest in the Aries Power Plant, a 600 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri from a subsidiary of Aquila Energy Corporation. Construction started in October 1999. Commercial operation of the first 330 megawatts is scheduled to begin June 2001 with the balance of the plant starting in January 2002. The majority of the facility's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool.

     In February 2000, we acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System ("SRGS") natural gas pipeline, now 100% owned by us.

     Enhancement of Existing Power Plants. In July 1999, we announced a renegotiation of our Gilroy power sales agreement with PG&E. The amendment provides for the termination of the remaining 18 years of the long-term contract in exchange for a fixed long-term payment schedule. The amended agreement was approved by the California Public Utilities Commission in December 1999. We will continue to sell the output from the Gilroy Power Plant through October 2002 to PG&E and thereafter we will market the output in the California wholesale power market.

     Issuance of Securities. In October 1999, we completed a public offering of 8,280,000 shares of our common stock at $46.31 per share and 5,520,000 5 3/4% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $636.7 million of aggregate net proceeds.

     In January 2000, we completed an offering under Rule 144A of the Securities Act of 6,000,000 5 1/2% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $292.4 million of aggregate net proceeds. In February 2000, we sold an additional 1,200,000 5 1/2% HIGH TIDES pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $58.6 million.

                           DESCRIPTION OF FACILITIES

     We currently have interests in 44 power generation facilities with a current aggregate capacity of approximately 4,273 megawatts, consisting of 25 gas-fired cogeneration plants with a total capacity of 3,385 megawatts and 19 geothermal power generation facilities with a total capacity of 888 megawatts. We also have ten gas-fired projects and two project expansions currently under construction with an aggregate capacity of 5,935 megawatts, and have announced the development of twelve additional power plants with an aggregate capacity of 7,990 megawatts. Each of the power generation facilities currently in operation produces electricity for sale to a utility or other third-party end user. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users.

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

     Upon completion of our projects under construction, we will provide operating and maintenance services for 44 of the 54 power plants in which we have an interest. Such services include the operation of power plants, geothermal steam fields, wells and well pumps, gas fields, gathering systems and gas pipelines. We also supervise maintenance, materials purchasing and inventory control, manage cash flow, train staff and prepare operating and maintenance manuals for each power generation facility that we operate. As a facility develops an operating history, we analyze its operation and may modify or upgrade equipment or adjust operating procedures or maintenance measures to enhance the facility's reliability or profitability. These services are performed under the terms of an operating and maintenance agreement pursuant to which we are generally reimbursed for certain costs, paid an annual operating fee and may also be paid an incentive fee based on the performance of the facility. The fees payable to us are generally subordinated to any lease payments or debt service obligations of non-recourse financing for the project.

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

     Certain power generation facilities in which we have an interest have been financed primarily with non-recourse project financing that is structured to be serviced out of the cash flows derived from the sale of electricity and thermal energy produced by such facilities and provides that the obligations to pay interest and principal on the loans are secured almost solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facilities. The lenders under non-recourse project financing generally have no recourse for repayment against us or any of our assets or the assets of any other entity other than foreclosure on pledges of stock or partnership interests and the assets attributable to the entities that own the facilities.

     Substantially all of the power generation facilities in which we have an interest are located on sites which are leased on a long-term basis. See "Properties."

                                                                 MEGAWATTS
                                                          ------------------------
                                                 # OF       PLANT      CALPINE NET
                                                PLANTS    CAPACITY      INTEREST
                                                ------    ---------    -----------
In operation
     Geothermal power plants..................    19          888           879
     Gas-fired power plants...................    25        3,385         2,476
Under construction
  -- New facilities...........................    10        5,340         4,581
  -- Expansion projects (two).................    --          595           595
Announced development.........................    12        7,990         6,978
                                                  --       ------        ------
                                                  66       18,198        15,509
                                                  ==       ======        ======

     Set forth below is certain information regarding our operating power plants, plants under construction, and development projects.

                                     POWER                      NAMEPLATE       CALPINE     CALPINE NET
                                   GENERATION                    CAPACITY       INTEREST     INTEREST
           POWER PLANT             TECHNOLOGY    LOCATION     (MEGAWATTS)(1)   PERCENTAGE   (MEGAWATTS)
           -----------             ----------    --------     --------------   ----------   -----------
OPERATING POWER PLANTS
  GEOTHERMAL POWER PLANTS
Sonoma County (12 power            Geothermal  California          544.0         100.0%         544.0
  plants)(2).....................
Lake County (2 power               Geothermal  California          150.0         100.0%         150.0
  plants)(2).....................
Calistoga........................  Geothermal  California           67.0         100.0%          67.0
Sonoma(2)........................  Geothermal  California           60.0         100.0%          60.0
West Ford Flat...................  Geothermal  California           27.0         100.0%          27.0
Bear Canyon......................  Geothermal  California           20.0         100.0%          20.0
Aidlin...........................  Geothermal  California           20.0          55.0%          11.0
                                                                 -------                      -------
  Subtotal.......................                                  888.0                        879.0
                                                                 =======                      =======
  GAS-FIRED POWER PLANTS
Texas City.......................  Gas-Fired   Texas               450.0         100.0%         450.0
Clear Lake.......................  Gas-Fired   Texas               412.0         100.0%         412.0
Pasadena.........................  Gas-Fired   Texas               240.0         100.0%         240.0
Gordonsville.....................  Gas-Fired   Virginia            240.0          50.0%         120.0
Lockport.........................  Gas-Fired   New York            184.0          11.4%          20.9
Dighton(3).......................  Gas-Fired   Massachusetts       169.0          50.0%          84.5
Bayonne..........................  Gas-Fired   New Jersey          165.0           7.5%          12.4
Auburndale.......................  Gas-Fired   Florida             150.0          50.0%          75.0
Grays Ferry......................  Gas-Fired   Pennsylvania        150.0          40.0%          60.0
Sumas(4).........................  Gas-Fired   Washington          125.0          70.0%          87.5
Parlin...........................  Gas-Fired   New Jersey          122.0          80.0%          97.6
King City........................  Gas-Fired   California          120.0         100.0%         120.0
Gilroy...........................  Gas-Fired   California          120.0         100.0%         120.0
Morris...........................  Gas-Fired   Illinois            117.0          80.0%          93.6
Pryor............................  Gas-Fired   Oklahoma            110.0          80.0%          88.0
Kennedy International Airport....  Gas-Fired   New York            107.0          50.0%          53.5
Pittsburg........................  Gas-Fired   California           70.0         100.0%          70.0
Newark...........................  Gas-Fired   New Jersey           58.0          80.0%          46.4
Bethpage.........................  Gas-Fired   New York             57.0         100.0%          57.0
Greenleaf 1......................  Gas-Fired   California           49.5         100.0%          49.5
Greenleaf 2......................  Gas-Fired   California           49.5         100.0%          49.5
Stony Brook......................  Gas-Fired   New York             40.0          50.0%          20.0
Agnews...........................  Gas-Fired   California           29.0          20.0%           5.8
Watsonville......................  Gas-Fired   California           28.5         100.0%          28.5
Philadelphia.....................  Gas-Fired   Pennsylvania         22.0          66.4%          14.6
                                                                 -------                      -------
  Subtotal.......................                                3,384.5                      2,476.3
                                                                 =======                      =======
PROJECTS UNDER CONSTRUCTION
Baytown..........................  Gas-Fired   Texas               800.0         100.0%         800.0
Magic Valley.....................  Gas-Fired   Texas               730.0         100.0%         730.0
Aries............................  Gas-Fired   Missouri            600.0          50.0%         300.0
Westbrook........................  Gas-Fired   Maine               545.0         100.0%         545.0
Pasadena Expansion...............  Gas-Fired   Texas               545.0         100.0%         545.0

                                     POWER                      NAMEPLATE       CALPINE     CALPINE NET
                                   GENERATION                    CAPACITY       INTEREST     INTEREST
           POWER PLANT             TECHNOLOGY    LOCATION     (MEGAWATTS)(1)   PERCENTAGE   (MEGAWATTS)
           -----------             ----------    --------     --------------   ----------   -----------
South Point......................  Gas-Fired   Arizona             545.0         100.0%         545.0
Sutter...........................  Gas-Fired   California          545.0         100.0%         545.0
Lost Pines 1.....................  Gas-Fired   Texas               545.0          50.0%         272.5
Los Medanos......................  Gas-Fired   California          500.0         100.0%         500.0
Tiverton(5)......................  Gas-Fired   Rhode Island        265.0          62.8%         166.4
Rumford(6).......................  Gas-Fired   Maine               265.0          66.7%         176.8
Morris Expansion.................  Gas-Fired   Illinois             50.0         100.0%          50.0
                                                                 -------                      -------
  Subtotal.......................                                5,935.0                      5,175.7
                                                                 =======                      =======
ANNOUNCED DEVELOPMENT
Blue Heron.......................  Gas-Fired   Florida           1,080.0         100.0%       1,080.0
Delta............................  Gas-Fired   California          880.0          50.0%         440.0
Lone Oak.........................  Gas-Fired   Mississippi         800.0         100.0%         800.0
Decatur..........................  Gas-Fired   Alabama             700.0         100.0%         700.0
Hillabee.........................  Gas-Fired   Alabama             700.0         100.0%         700.0
Metcalf..........................  Gas-Fired   California          600.0          50.0%         300.0
Channel..........................  Gas-Fired   Texas               560.0         100.0%         560.0
Ontelaunee.......................  Gas-Fired   Pennsylvania        545.0         100.0%         545.0
West Phoenix.....................  Gas-Fired   Arizona             545.0          50.0%         272.5
Osprey...........................  Gas-Fired   Florida             540.0         100.0%         540.0
Hermiston........................  Gas-Fired   Oregon              540.0         100.0%         540.0
Towantic.........................  Gas-Fired   Connecticut         500.0         100.0%         500.0
                                                                 -------                      -------
  Subtotal.......................                                7,990.0                      6,977.5
                                                                 =======                      =======

---------------
(1) Nameplate capacity may not represent the actual output for a facility at any particular time.

(2) For these geothermal power plants, nameplate capacity refers to the approximate capacity of the power plants. The capacity of these plants is expected to gradually diminish as the production of the related steam fields declines.

(3) See "Project Development and Acquisitions -- Project Development -- Projects Under Construction -- Dighton Power Plant" for a description of our interest in the Dighton Power Plant. Based on our current estimates, our interest represents our right to receive approximately 50% of project cash flow beginning at the commencement of commercial operation.

(4) See "Operating Power Plants -- Sumas Power Plant" for a description of our interest in the Sumas Power Plant. Based on our current estimates, the payments to be received by us represent approximately 70% of distributable cash.

(5) See "Project Development and Acquisitions -- Project Development -- Projects Under Construction -- Tiverton Power Plant" for a description of our interest in the Tiverton Power Plant.

(6) See "Project Development and Acquisitions -- Project Development -- Projects Under Construction -- Rumford Power Plant" for a description of our interest in the Rumford Power Plant.

OPERATING POWER PLANTS

  Geothermal Power Plants

     Sonoma County Power Plants. The Sonoma County power plants consist of 12 geothermal power plants and associated steam fields having combined capacity of 544 megawatts located at The Geysers in northern California. The power plants were acquired from PG&E on May 7, 1999 and we market the output from these plants into the California power market. Subsequent to their acquisition, the Sonoma County power plants generated approximately 2,466,480 megawatt hours of electrical energy and approximately $134.7 million of total revenues.

     Lake County Power Plants. The Lake County power plants consist of two geothermal power plants and associated steam fields having a combined capacity of 150 megawatts located at The Geysers in northern California. We acquired these power plants from PG&E on May 7, 1999, and we market the output from these plants into the California power market. Subsequent to their acquisition, the Lake County Power Plants generated approximately 703,327 megawatt hours of electrical energy and approximately $30.1 million of total revenues.

     Calistoga Power Plant. The Calistoga Power Plant consists of a 67 megawatt geothermal power plant and associated steam fields located in northern California. Electricity generated by the Calistoga Power Plant is sold to PG&E under a power sales agreement terminating in 2014 which contains payment provisions for capacity and energy. Subsequent to its acquisition in October 1999, the Calistoga Power Plant generated approximately 106,433 megawatt hours of electrical energy and approximately $5.6 million of total revenue.

     Sonoma Power Plant. The Sonoma Power Plant consists of a 60 megawatt geothermal power plant and associated steam fields located in Sonoma County, California. Electricity generated by the Sonoma Power Plant is sold to the Sacramento Municipal Utility District ("SMUD") under a power sales agreement for up to 50 megawatts of peak power production, terminating in 2001. In addition, beginning on December 31, 1999, SMUD has the option to purchase up to an additional 10 megawatts of peak power production through 2005. We market the excess electricity into the California power market. During 1999, the Sonoma Power Plant generated approximately 345,078 megawatt hours of electrical energy and approximately $10.6 million in revenue.

     West Ford Flat Power Plant. The West Ford Flat Power Plant consists of a 27 megawatt geothermal power plant and associated steam fields located in northern California. Electricity generated by the West Ford Flat Power Plant is sold to PG&E under a power sales agreement terminating in 2008 which contains payment provisions for capacity and energy. During 1999, the West Ford Flat Power Plant generated approximately 195,773 megawatt hours of electrical energy for sale to PG&E and approximately $10.8 million of revenue.

     Bear Canyon Power Plant. The Bear Canyon Power Plant consists of a 20 megawatt geothermal power plant and associated steam fields located in northern California, two miles south of the West Ford Flat Power Plant. Electricity generated by the Bear Canyon Power Plant is sold to PG&E under two 10 megawatt power sales agreements terminating in 2008 which contain payment provisions for capacity and energy. During 1999, the Bear Canyon Power Plant generated approximately 143,080 megawatt hours of electrical energy and approximately $7.9 million of revenue.

     Aidlin Power Plant. The Aidlin Power Plant consists of a 20 megawatt geothermal power plant and associated steam fields located in northern California. We hold an indirect 55% ownership interest in the Aidlin Power Plant. Electricity generated by the Aidlin Power Plant is sold to PG&E under two 10 megawatt power sales agreements terminating in 2009 which contain payment provisions for capacity and energy. During 1999, the Aidlin Power Plant generated approximately 156,251 megawatt hours of electrical energy and revenue of $13.3 million.

  Gas-Fired Power Plants

     Texas City Power Plant. The Texas City Power Plant is a 450 megawatt gas-fired cogeneration facility located in Texas City, Texas. Electricity generated by the Texas City Power Plant is sold under a long-term agreements to Texas Utilities Electric Company ("TUEC") under a power sales agreement terminating on September 30, 2002, and Union Carbide Corporation ("UCC") under a steam and electricity services agreement which terminates on October 19, 2003. Each agreement contains payment provisions for capacity and electric energy payments. During 1999, the Texas City Power Plant generated approximately 2,843,494 megawatt hours of electric energy for sale to TUEC and UCC and approximately $157.7 million of revenue.

     Clear Lake Power Plant. The Clear Lake Power Plant is a 412 megawatt gas/hydrogen-fired cogeneration facility located in Pasadena, Texas. Electricity generated by the Clear Lake Power Plant is sold under three separate long-term agreements to (1) Texas-New Mexico Power Company ("TNP") under a power sales agreement terminating in 2004, (2) Houston Lighting and Power Company ("HL&P") under a power sales agreement terminating in 2005, and (3) Hoechst Celanese Chemical Group, Inc. ("HCCG") under a power sales agreement terminating in 2004. Each power sales agreement contains payment provisions for capacity and energy payments. Under a steam purchase and sale agreement expiring August 31, 2004, the Clear Lake Power Plant will supply up to 900,000 lbs/hr of steam to HCCG. During 1999, the Clear Lake Power Plant generated approximately 2,780,074 megawatt hours of electric energy for sale to TNP, HL&P and HCCG and approximately $87.5 million of revenue.

     Pasadena Power Plant. The Pasadena Power Plant is a 240 megawatt gas-fired cogeneration facility located in Pasadena, Texas. Electricity generated by the Pasadena Power Plant is sold under contract and into the open market. We entered into an energy sales agreement with Phillips Petroleum Company ("Phillips") terminating in 2018. Under this agreement, we provide 90 megawatts of electricity and 200,000 lbs/hr of steam to Phillips' Houston Chemical Complex. West Texas Utilities purchased 50 megawatts of capacity through the end of 1998. In 1999, LG&E Energy Marketing purchased up to 150 megawatts of electricity under a one-year agreement. TUEC is also under contract to purchase up to 150 megawatts of electricity under a two-year agreement beginning December 1, 1999. The remaining available electricity output is sold into the competitive market through our power marketing organization. During 1999, the Pasadena Power Plant generated approximately 1,734,241 megawatt hours of electric energy with approximately $65.9 million of revenue.

     Gordonsville Power Plant. The Gordonsville Power Plant, of which we own 50%, is a 240 megawatt gas-fired cogeneration facility located near Gordonsville, Virginia. Electricity generated by the Gordonsville Power Plant is sold to the Virginia Electric and Power Company under two power sales agreements terminating on June 1, 2024, each of which include payment provisions for capacity and energy. The Gordonsville Power Plant sells steam to Rapidan Service Authority under the terms of a steam purchase and sales agreement, which expires June 1, 2004. During 1999, the Gordonsville Power Plant generated approximately 182,970 megawatt hours of electrical energy and approximately $39.3 million of revenue.

     Lockport Power Plant. The Lockport Power Plant is a 184 megawatt gas-fired, combined-cycle cogeneration facility located in Lockport, New York. The facility is owned and operated by Lockport Energy Associates, L.P. ("LEA"). We own an indirect 11.36% limited partnership interest in LEA. Electricity and steam is sold to General Motors Corporation ("GM") under an energy sales agreement expiring in December 2007 for use at the GM Harrison plant, which is located on a site adjacent to the Lockport Power Plant. Electricity is also sold to New York State Electricity and Gas Company ("NYSEG") under a power purchase agreement expiring October 2007. NYSEG is required to purchase all of the electric power produced by the Lockport Power Plant not required by GM. For 1999, the Lockport Power Plant generated approximately 1,614,513 megawatt hours of electricity and had $92.0 million in revenue.

     Dighton Power Plant. In October 1997, we invested $16.0 million in the development of a 169 megawatt gas-fired combined-cycle power plant to be located in Dighton, Massachusetts. This investment, which is structured as subordinated debt, will provide us with a preferred payment stream at a rate of 12.07% per year for a period of twenty years from the commercial operation date. Commercial operation commenced in August 1999. The Dighton Power Plant is operated by Energy Management Inc.("EMI") and sells its output into the New England power market and to wholesale and retail customers in the northeastern United States. Since its start-up in 1999, the Dighton Power Plant generated approximately 367,671 megawatt hours of electrical energy and approximately $20.6 million of total revenues.

     Bayonne Power Plant. The Bayonne Power Plant is a 165 megawatt gas-fired cogeneration facility located in Bayonne, New Jersey. The facility is primarily owned by an affiliate of Cogen Technologies, Inc. We own an indirect 7.5% partnership interest in the facility. Electricity generated by the Bayonne Power Plant is sold under various power sales agreements to Jersey Central Power & Light Company ("JCP&L") and Public Service Electric and Gas Company of New Jersey. The Bayonne Power Plant also sells steam to two industrial entities. During 1999, the Bayonne Power Plant generated approximately 1,430,000 megawatt hours of electrical energy and approximately $109.8 million in revenue.

     Auburndale Power Plant. The Auburndale Power Plant, of which we own 50%, is a 150 megawatt gas-fired cogeneration facility located near the city of Auburndale, Florida. Electricity generated by the Auburndale Power Plant is sold under various power sales agreements to Florida Power Corporation ("FPC"), Enron Power Marketing and Sonat Power Marketing. Auburndale sells 131 megawatts of capacity and energy to FPC under three power sales agreements, each terminating at the end of 2013. The Auburndale Power Plant sells steam under two steam purchase and sale agreements. One agreement is with Cutrale Citrus Juices, USA, an affiliate of Sucocitro Cutrale LTDA, expiring on July 1, 2014. The second agreement is with Todhunter International, Inc., doing business as Florida Distillers Company, expiring on July 1, 2009. During 1999, the Auburndale Power Plant generated approximately 1,027,466 megawatt hours of electrical energy and approximately $52.3 million in revenue.

     Grays Ferry Power Plant. The Grays Ferry Power Plant is a 150 megawatt, natural gas-fired cogeneration project located in Philadelphia, Pennsylvania. We indirectly own 40% of this project. Electricity generated by the Grays Ferry Power Plant is sold under two long-term power sales agreements to PECO Energy Company, expiring in 2017. An affiliate of Trigen Energy Corporation purchases the steam produced by the project pursuant to a 25-year contract expiring in 2022. Subsequent to our acquisition of CGCA in December 1999, the Grays Ferry Power Plant generated approximately 46,125 megawatt hours of electrical energy and approximately $3.7 million in revenue in 1999.

     Sumas Power Plant. The Sumas Power Plant is a 125 megawatt gas-fired, combined cycle cogeneration facility located in Sumas, Washington. We currently hold an ownership interest in the Sumas Power Plant, which entitles us to receive certain scheduled distributions during the next two years. Upon receipt of the scheduled distributions, we will no longer have any ownership interest in the Sumas Power Plant. Electrical energy generated by the Sumas Power Plant is sold to Puget Sound Power & Light Company ("Puget") under the terms of a power sales agreement terminating in 2013. Under the power sales agreement, Puget has agreed to purchase an annual average of 123 megawatts of electrical energy. In addition to the sale of electricity to Puget, pursuant to a long-term steam supply and dry kiln lease agreement, the Sumas Power Plant produces and sells approximately 23,000 lbs/hr of low pressure steam to an adjacent lumber-drying facility owned by Sumas, which has been leased to and is operated by Socco, Inc. During 1999, the Sumas Power Plant generated approximately 666,598 megawatt hours of electrical energy and approximately $52.8 million of total revenue.

     Parlin Power Plant. The Parlin Power Plant consists of a 122 megawatt natural gas-fired cogeneration power plant located in Parlin, New Jersey. Electricity generated by the Parlin Power Plant is sold pursuant to a long-term contract expiring in 2011 to JCP&L, and steam produced is sold to E.I. Dupont de Nemours and Company under a long-term agreement expiring in 2021. Subsequent to our acquisition of this project in December 1999, the Parlin Power Plant generated approximately 13,938 megawatt hours of electrical energy and approximately $908,000 of total revenue in 1999.

     King City Power Plant. The King City Power Plant is a 120 megawatt gas-fired, combined-cycle cogeneration facility located in King City, California. We operate the King City Power Plant under a long-term operating lease for this facility with BAF Energy ("BAF"), terminating in 2018. Electricity generated by the King City Power Plant is sold to PG&E under a power sales agreement terminating in 2019. The power sales agreement contains payment provisions for capacity and energy. In addition to the sale of electricity to PG&E, the King City Power Plant produces and sells thermal energy to a thermal host, Basic Vegetable Products, Inc., an affiliate of BAF, under a long-term contract coterminous with the power sales agreement. During 1999, the King City Power Plant generated approximately 645,836 megawatt hours of electrical energy and approximately $44.2 million of total revenue.

     Gilroy Power Plant. The Gilroy Power Plant is a 120 megawatt gas-fired cogeneration facility located in Gilroy, California. Electricity generated by the Gilroy Power Plant is sold to PG&E under a power sales agreement terminating in 2018. In July 1999 we announced a renegotiation of our Gilroy power sales agreement with PG&E. The amendment provides for the termination of the remaining 18 years of the long-term contract in exchange for a fixed long-term payment schedule. The amended agreement was approved by the California Public Utilities Commission ("CPUC") in December 1999. We will continue to sell the output from the Gilroy Power Plant through October 2002 to PG&E and thereafter we will market the output in the California wholesale power market. In addition, the Gilroy Power Plant produces and sells thermal energy to a thermal host, Gilroy Foods, Inc., under a long-term contract. During 1999, the Gilroy Power Plant generated approximately 950,848 megawatt hours of electrical energy for sale to PG&E and approximately $67.2 million in revenue.

     Morris Power Plant. The Morris Power Plant consists of a 117 megawatt natural gas-fired cogeneration facility located in Morris, Illinois. We indirectly own 80% of this project. Electricity and steam produced by the facility is sold to Equistar Chemicals, L.P. pursuant to a long-term contract expiring in 2023. Any surplus electricity is marketed to the Illinois power market. Subsequent to our acquisition of this project in December 1999, the Morris Power Plant generated approximately 13,809 megawatt hours of electrical energy and approximately $1.3 million of total revenue in 1999. We are currently expanding this facility by 50 megawatts.

     Pryor Power Plant. The Pryor Power Plant is a 110 megawatt natural gas-fired cogeneration power plant located in Pryor, Oklahoma. We indirectly own 80% of this project. The Pryor Power Plant sells 100-megawatts of capacity and varying amounts of electrical energy to Oklahoma Gas and Electric Company under a contract expiring at the end of 2007. Steam produced from the Pryor facility is sold to a number of industrial users under contracts with various termination dates ranging from 2000 to 2007. Surplus electricity is also sold to the Public Service Company of Oklahoma at its avoided cost. Subsequent to our acquisition of this project in December 1999, the Pryor Power Plant generated approximately 15,541 megawatt hours of electrical energy and approximately $791,000 of total revenue in 1999.

     Kennedy International Airport Power Plant. The Kennedy International Airport Power Plant is a 107 megawatt gas-fired cogeneration facility located at John F. Kennedy International Airport in Queens, New York. The facility is owned and operated by KIAC Partners and leased from The Port Authority of New York and New Jersey. We own an indirect 50% ownership interest in KIAC. Electricity and thermal energy generated by the Kennedy International Airport Power Plant is sold to the Port Authority, and incremental electric power is sold to Consolidated Edison Company of New York, the New York Power Authority and other utility customers. Electric power and thermal energy in the form of chilled and hot water generated by the Kennedy International Airport Power Plant is sold to the Port Authority under an energy purchase agreement that expires November 2015. For 1999, the Kennedy International Airport Power Plant generated approximately 570,024 megawatt hours of electrical energy, 253,591 mmbtu of chilled water and 204,009 mmbtu of hot water for sale to the Port Authority, and generated approximately $59.3 million in revenue.

     Pittsburg Power Plant. The Pittsburg Power Plant is a 70 megawatt gas-fired cogeneration facility, located at The Dow Chemical Company's ("Dow") Pittsburg, California chemical facility. We sell up to 18 megawatts of electricity to Dow under a power sales agreement expiring in 2008. Surplus energy is sold to PG&E under an existing power sales agreement. In addition, we sell approximately 200,000 lbs/hr of steam to Dow under an energy sales agreement expiring in 2003 and to USS-POSCO Industries' nearby steel mill under a process steam contract expiring in 2001. During 1999, the Pittsburg Power Plant generated approximately 412,148 megawatt hours of electrical energy to Dow and PG&E and approximately $22.1 million in revenue.

     Newark Power Plant. The Newark Power Plant consists of a 58 megawatt natural gas-fired cogeneration power plant located in Newark, New Jersey. We indirectly own 80% of this project. Electricity produced by the facility is sold pursuant to a long-term contract expiring in 2015 to JCP&L. Steam produced is sold to Newark Boxboard, Inc. under a long-term contract expiring in 2015. Subsequent to our acquisition of this project in December 1999, the Newark Power Plant generated approximately 17,156 megawatt hours of electrical energy and approximately $778,000 in revenue in 1999.

     Bethpage Power Plant. The Bethpage Power Plant is a 57 megawatt gas-fired, combined cycle cogeneration facility located adjacent to a Northrup Grumman Corporation ("Grumman") facility in Bethpage, New York. Electricity and steam generated by the Bethpage Power Plant are sold to Grumman under an energy purchase agreement expiring August 2004. Electric power not sold to Grumman is sold to Long Island Power Authority ("LIPA") under a generation agreement also expiring August 2004. Grumman is also obligated to purchase a minimum of 158,000 klbs of steam per year from the Bethpage Power Plant. For 1999, the Bethpage Power Plant generated approximately 468,268 megawatt hours of electrical energy for sale to Grumman and LIPA and approximately $32.6 million in revenue.

     Greenleaf 1 Power Plant. The Greenleaf 1 Power Plant is a 49.5 megawatt gas-fired cogeneration facility located near Yuba City, California. We operate this facility under an operating lease with Union Bank of California, terminating in 2014 (the "Greenleaf Lease"). Electricity generated by the Greenleaf 1 Power Plant is sold to PG&E under a power sales agreement terminating in 2019 which contains payment provisions for capacity and energy. In addition, the Greenleaf 1 Power Plant sells thermal energy, in the form of hot exhaust to dry wood waste, to a thermal host which is owned and operated by us. For 1999, the Greenleaf 1 Power Plant generated approximately 389,628 megawatt hours of electrical energy for sale to PG&E and approximately $20.7 million in revenue.

     Greenleaf 2 Power Plant. The Greenleaf 2 Power Plant is a 49.5 megawatt gas-fired cogeneration facility located near Yuba City, California. This facility is also operated by us under the Greenleaf Lease. Electricity generated by the Greenleaf 2 Power Plant is sold to PG&E under a power sales agreement terminating in 2019 which includes payment provisions for capacity and energy. In addition to the sale of electricity to PG&E, the Greenleaf 2 Power Plant sells thermal energy to Sunsweet Growers, Inc. pursuant to a 30-year contract. For 1999, the Greenleaf 2 Power Plant generated approximately 345,902 megawatt hours of electrical energy for sale to PG&E and approximately $20.0 million in revenue.

     Stony Brook Power Plant. The Stony Brook Power Plant is a 40 megawatt gas-fired cogeneration facility located on the campus of the State University of New York at Stony Brook, New York ("SUNY"). The facility is owned by Nissequogue Cogen Partners ("NCP"). We own an indirect 50% ownership interest in NCP. Steam and electric power is sold to SUNY under an energy supply agreement expiring in 2023. Under the energy supply agreement, SUNY is required to purchase, and the Stony Brook Power Plant is required to provide, all of SUNY's electric power and steam requirements up to 36.125 megawatts of electricity and 280,000 lbs/hr of process steam. The remaining electricity is sold to LIPA under a long-term agreement. LIPA is obligated to purchase electric power generated by the facility not required by SUNY. SUNY is required to purchase a minimum of 402,000 klbs per year of steam. For 1999, the Stony Brook Power Plant generated approximately 323,366 megawatt hours of electrical energy and 1,226,000 klbs of steam for sale to SUNY and LIPA and approximately $30.8 million in revenue.

     Agnews Power Plant. The Agnews Power Plant is a 29 megawatt gas-fired, combined-cycle cogeneration facility located on the East Campus of the state-owned Agnews Developmental Center in San Jose, California. We hold a 20% ownership interest in GATX Calpine-Agnews, Inc., which is the sole stockholder of O.L.S. Energy-Agnews, Inc. ("O.L.S. Energy-Agnews"). O.L.S. Energy-Agnews leases the Agnews Power Plant under a sale leaseback arrangement. Electricity generated by the Agnews Power Plant is sold to PG&E under a power sales agreement terminating in 2021 which contains payment provisions for capacity and energy. In addition, the Agnews Power Plant produces and sells electricity and approximately 7,000 lbs/hr of steam to the Agnews Developmental Center pursuant to a 30-year energy service agreement. During 1999, the Agnews Power Plant generated approximately 228,781 megawatt hours of electrical energy and total revenue of $23.0 million.

     Watsonville Power Plant. The Watsonville Power Plant is a 28.5 megawatt gas-fired, combined cycle cogeneration facility located in Watsonville, California. We operate the Watsonville Power Plant under an operating lease with the Ford Motor Credit Company, terminating in 2009. Electricity generated by the Watsonville Power Plant is sold to PG&E under a power sales agreement terminating in 2009 which contains payment provisions for capacity and energy. During 1999, the Watsonville Power Plant produced and sold steam to Farmers Processing, a food processor. In addition, the Watsonville Power Plant sold process water produced from its water distillation facility to Farmer's Cold Storage, Farmer's Processing and Cascade Properties. For 1999, the Watsonville Power Plant generated approximately 193,584 megawatt hours of electrical energy for sale to PG&E and approximately $11.5 million in revenue.

     Philadelphia Water Project. The Philadelphia Water Project is a 22 megawatt gas-fired facility consisting of two standby peak shaving facilities located at the Philadelphia Water Department's Northeast and Southwest wastewater treatment plants. We indirectly own 66.4% of this project. The project sells capacity and energy on demand to the Philadelphia Municipal Authority pursuant to two long-term contracts expiring in 2013. Subsequent to our acquisition of this project in December 1999, the Philadelphia Water Project generated approximately $134,000 in revenue in 1999.

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

  Projects Under Construction

     Baytown Power Plant. In October 1999, we announced plans to build, own and operate a 800 megawatt gas-fired cogeneration power plant at Bayer Corporation's chemical facility in Baytown, Texas. The Baytown Power Plant will supply Bayer with all of its electric and steam requirements for 20 years and market excess electricity into the Texas wholesale power market. Construction commenced in early 2000 and commercial operation is expected to begin in late 2001.

     Magic Valley Generating Station. In May 1998, we announced that we had signed a 20-year power sales agreement to provide electricity to the Magic Valley Electric Cooperative, Inc. of Mercedes, Texas beginning in 2001. The power will be supplied by our Magic Valley Generating Station, a 730 megawatt natural gas-fired power plant under development in Edinburg, Texas. Magic Valley Electric Cooperative Inc., a 51,000 member non-profit electric cooperative, initially will purchase from 250 to 400 megawatts of capacity, with an option to purchase additional capacity. We are marketing additional capacity to other wholesale customers, initially targeting south Texas. Construction commenced in April 1999 with commercial operation scheduled to begin in early 2001.

     Aries Power Plant. In January 2000, we acquired a 50% interest in the Aries Power Plant, a 600 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri, from a subsidiary of Aquila Energy Corporation. Construction started in October 1999. Commercial operation of the first 330 megawatts is scheduled to begin June 2001 with the balance of the plant starting in January 2002. The majority of the facility's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool.

     Westbrook Energy Center. In February 1999, we acquired from Genesis Power Corporation, a New England based power developer, the development rights to a 545 megawatt gas-fired combined-cycle power plant to be located in Westbrook, Maine. Construction commenced in February 1999 and commercial operation is scheduled for early 2001. It is anticipated that the output generated by the Westbrook Energy Center will be sold into the New England power market and to wholesale and retail customers in the northeastern United States.

     Pasadena Expansion. We are currently expanding the Pasadena Power Plant by an additional 545 megawatts. Construction began in November 1998 and commercial operation is expected to begin in June 2000. The electricity output from this expansion will be sold into the competitive market through our power sales activities.

     South Point Power Plant. In May 1998, we announced that we had entered into a long-term lease agreement with the Fort Mojave Indian Tribe to develop a 545 megawatt gas-fired power plant on the tribe's reservation in Mojave County, Arizona. The electricity generated will be sold to the Arizona, Nevada and California power markets. Construction commenced in August 1999 and we anticipate that the South Point Power Plant will begin operation in mid 2001.

     Sutter Power Plant. In February 1997, we announced plans to develop a 545 megawatt gas-fired combined cycle project in Sutter County, in northern California. The Sutter Power Plant would be northern California's first newly constructed power plant since deregulation of the California power market in 1998. Construction commenced in August 1999 and the Sutter Power Plant is expected to provide electricity to the deregulated California power market commencing mid 2001

     Lost Pines 1 Power Plant. In September 1999, we entered into definitive agreements with Austin, Texas-based GenTex Power Corporation, the power generation affiliate of the Lower Colorado River Authority, to build a 545 megawatt gas-fired facility in Bastrop County, Texas. Construction of this facility began in October 1999 and commercial operation is expected to begin in mid 2001. Upon commercial operation, GenTex will take half of the electrical output for sale to its customers and we will market the remaining energy to the Texas power market.

     Los Medanos Energy Center. In September 1999, we finalized an agreement with Enron North America for the development rights of a 500 megawatt gas-fired plant in Pittsburg, California. Construction commenced in September 1999 and commercial operation is expected to begin in mid 2001. The facility will provide electricity and industrial steam totaling approximately 65 megawatts to USS-POSCO Industries under a long-term agreement. The balance of the plant's output will be sold into the California power market.

     Tiverton Power Plant. In September 1998, we invested $40.0 million of equity in the development of a 265 megawatt gas-fired power plant to be located in Tiverton, Rhode Island. The Tiverton Power Plant is being developed by EMI. For our investment in the Tiverton Power Plant, we will earn 62.8% of the Tiverton Power Plant project cash flow until a specified pre-tax return is reached, whereupon our company and EMI will equally share projected cash flows through the remaining life of the project. Construction commenced in late 1998 and commercial operation is currently scheduled for May 2000. Upon completion, the Tiverton

Power Plant will be operated by EMI and will sell its output in the New England power market and to wholesale and retail customers in the northeastern United States.

     Rumford Power Plant. In November 1998, we invested $40.0 million of equity in the development of a 265 megawatt gas-fired power plant to be located in Rumford, Maine. The Rumford Power Plant is being developed by EMI. For our investment in the Rumford Power Plant, we will earn 66 2/3% of the Rumford Power Plant project cash flow until a 10.5% pre-tax return is reached, whereupon we will receive 50% of projected cash flows through the remaining life of the project. Construction commenced in late 1998 and commercial operation is currently scheduled for July 2000. Upon completion, the Rumford Power Plant will be operated by EMI and will sell its output in the New England power market and to wholesale and retail customers in the northeastern United States.

     Morris Expansion. We are currently expanding the Morris Power Plant by approximately 50 megawatts with the addition of a steam turbine. Construction began in January 2000 with commercial operation scheduled for mid 2000.

  Announced Development Projects

     Blue Heron Energy Center. In January 2000 we announced plants to build, own and operate a 1,080 megawatt gas-fired cogeneration power plant in Indian River County, Florida. We anticipate that construction will commence in 2001 and that commercial operation of the facility will commence in mid 2003.

     Delta Energy Center. In February 1999, we, together with Bechtel Enterprises, announced plans to develop a 880 megawatt gas-fired cogeneration project in Pittsburg, California. The Delta Energy Center will provide steam and electricity to the nearby Dow Chemical Company facility and market the excess electricity into the California power market. We anticipate that construction will commence in early 2000 and that operation of the facility will commence in 2002. We are currently pursuing regulatory agency permits for this project. In February 2000, we announced that the California Energy Commission ("CEC") has approved Delta Energy Center's Application for Certification.

     Lone Oak Energy Center. In February 2000, we announced plans to build, own and operate the Lone Oak Energy Center, a 800 megawatt gas-fired cogeneration power plant in Lowndes County, Mississippi. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

     Decatur Energy Center. In February 2000, we announced plans to build, own and operate a 700 megawatt gas-fired cogeneration power plant at Solutia Inc.'s Decatur, Alabama chemical facility. Under a 20 year agreement, Solutia will lease a portion of the facility to meet its electricity needs and purchase its steam requirements from us. Excess power from the facility will be sold into the southeastern wholesale power market under a variety of short, mid and long term contracts. We will also build a new intrastate natural gas pipeline to fuel the new plant. Construction is estimated to commence in mid 2000 and commercial operation in mid 2002.

     Hillabee Energy Center. In February 2000, we announced plans to build, own and operate the Hillabee Energy Center, a 700 megawatt gas-fired cogeneration power plant in Tallapoosa County, Alabama. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

     Metcalf Energy Center. In February 1999, we, together with Bechtel Enterprises, announced plans to develop, own and operate a 600 megawatt gas-fired cogeneration project in San Jose, California. We expect the CEC review, licensing and public hearing process will be completed in late 2000 or early 2001. We anticipate that construction will commence following this approval and that commercial operation of the facility will commence in late 2002 or early 2003. Electricity generated by the Metcalf Energy Center will be sold into the California power market.

     Channel Energy Center. In October 1999, we announced that we had executed a letter of intent which gives us the exclusive right to negotiate with LYONDELL-CITGO Refining LP to build, own and operate a

560 megawatt gas-fired cogeneration power plant at the LYONDELL-CITGO refinery in Houston, Texas. The Channel Energy Center will supply all of the electricity and steam requirements for 20 years to the refinery. Permitting for the facility is currently underway, with construction projected to commence in early 2000 and commercial operation in 2001.

     Ontelaunee Energy Center. In June 1999, we announced that we had acquired the rights to develop a 545 megawatt gas-fired power plant in Ontelaunee Township in eastern Pennsylvania. Permitting for the proposed facility is underway and construction is scheduled to begin in early 2000. Commercial operation is estimated for late 2002. Output from the plant will be sold into the Pennsylvania/New Jersey/Maryland (PJM) power pool and pursuant to bilateral contracts.

     West Phoenix Power Plant. In April 1999, we announced an agreement with Pinnacle West Capital Corporation to develop, own and operate a 545 megawatt gas-fired facility at Arizona Public Services' West Phoenix Power Station in Phoenix, Arizona. Timing of development activities is still under discussion with our partner. Electricity from the facility will be sold into the Arizona power market.

     Osprey Energy Center. In January 2000, we announced plans to build, own and operate the Osprey Energy Center, a 540 megawatt gas-fired cogeneration power plant near the city of Auburndale, Florida. The facility will be built adjacent to our existing power facility, the Auburndale Power Plant. We anticipate that construction will commence in 2001 and that commercial operation of the facility will commence in early 2003.

     Hermiston Power Plant. In January 2000, we acquired the development rights for the Hermiston Power Project, a 540 megawatt gas-fired cogeneration power facility located near Hermiston, Oregon. We anticipate that construction will commence in the summer of 2000 and that commercial operation of the facility will commence in 2002.

     Towantic Energy Center. In November 1999, we completed the acquisition of development rights to build, own and operate the Towantic Energy Center. The Towantic Energy Center is a 500 megawatt gas-fired cogeneration plant located in Oxford, Connecticut. This power plant will market its electricity via bilateral contracts into the New England region. Construction is estimated to commence in late 2000 and commercial operation in 2002. In February 2000, a townwide referendum in the Town of Oxford, Connecticut approved the sale of the town-owned land for the Towantic Energy Center.

                             OIL AND GAS PROPERTIES

     Montis Niger. In January 1997, we purchased Montis Niger, Inc., a gas production and pipeline company operating primarily in the Sacramento Basin in northern California, which we subsequently renamed Calpine Gas Company. As of December 31, 1999, Calpine Gas Company owned proven natural gas reserves, leasehold acreage and operated an 80-mile pipeline delivering gas to the Greenleaf 1 and 2 Power Plants. We currently supply approximately 79% of the fuel requirements for the Greenleaf 1 and 2 Power Plants.

     Calpine Natural Gas Company. In October 1999, we purchased Sheridan Energy, Inc., a natural gas exploration and production company operating in northern California and the Gulf Coast region, which we subsequently renamed Calpine Natural Gas Company ("CNGC"). CNGC's oil and gas properties are primarily natural gas and are located in strategic markets where we are developing low-cost natural gas supplies and proprietary pipeline systems in support of its natural gas-fired power plants.

     Vintage. In December 1999, we completed the acquisition of Vintage Petroleum, Inc.'s interest in the Rio Vista Gas Unit and related areas, representing primarily natural gas reserves located in the Sacramento Basin in northern California. As a result of this acquisition and the Sheridan Energy acquisition, we own a 99.5% working interest in the Rio Vista Gas Unit and certain development acreage in northern California.

     Western. In February 2000, we acquired 100% of the stock of Western from Western Gas Resources, Inc. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the SRGS natural gas pipeline, now 100% owned by us.

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

FEDERAL ENERGY REGULATION

  PURPA

     The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts).

     A domestic electricity generating project must be a qualifying facility ("QF") under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. PURPA exempts owners of QFs from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and exempts QFs from most provisions of the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. These exemptions are important to us and our competitors. We believe that each of the electricity generating projects in which we own an interest and which operates as a QF power producer currently meets the requirements under PURPA necessary for QF status.

     PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Second, the FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. The term "avoided cost" is defined as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from QFs, such utility would generate for itself or purchase from another source. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

     In order to be a QF, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. A geothermal facility may qualify as a QF if it produces less than 80 megawatts of electricity. Finally, a QF (including a geothermal QF or other qualifying small power producer) must not be controlled or more than 50% owned by an electric utility or by most electric utility holding companies, or a subsidiary of such a utility or holding company or any combination thereof.

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

     If one of the facilities in which we have an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could also trigger certain rights of termination under the facility's power sales agreement, could subject the facility to rate regulation as a public utility under the FPA and state law and could result in us inadvertently becoming an electric utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. This could cause all of our remaining projects to lose their qualifying status, because QFs may not be controlled or more than 50% owned by such electric utility holding companies. Loss of QF status may also trigger defaults under covenants to maintain QF status in the projects' power sales agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements such that loss of status may be on a retroactive or a prospective basis.

     Under the Energy Policy Act of 1992, if a facility can be qualified as an exempt wholesale generator ("EWG"), it will be exempt from PUHCA even if it does not qualify as a QF. Therefore, another response to the loss or potential loss of QF status would be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. In addition, the facility would be required to cease selling electricity to any retail customers (such as the thermal energy customer) to retain its EWG status and could become subject to state regulation of sales of thermal energy. See "Public Utility Holding Company Regulation."

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

  Public Utility Holding Company Regulation

     Under PUHCA, any corporation, partnership or other legal entity which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" for a public utility company is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of a registered holding company. Under PURPA, most QFs are not public utility companies under PUHCA.

     The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. We believe that these amendments benefit us by expanding our ability to own and operate facilities that do not qualify for QF status. However, they have also resulted in increased competition by allowing utilities to develop such facilities which are not subject to the constraints of PUHCA.

  Federal Natural Gas Transportation Regulation

     We have an ownership interest in 25 gas-fired cogeneration projects. The cost of natural gas is ordinarily the largest expense of a gas-fired project and is critical to the project's economics. The risks associated with using natural gas can include the need to arrange transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is transported from Canada; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, whether firm or non-firm transportation is purchased and the operating of the gas pipeline); and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations).

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

  Federal Power Act Regulation

     Under the FPA FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. Unless otherwise exempt, any person that owns or operates facilities used for such purposes is considered a "public utility" subject to FERC jurisdiction. FERC regulation under the FPA includes approval of the disposition of utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking directorates, a uniform system of accounts and reporting requirements for public utilities.

     FERC regulations implementing PURPA provide that a QF is exempt from regulation under the foregoing provisions of the FPA. An EWG is not exempt from the FPA and therefore an EWG that makes sales of electric energy at wholesale in interstate commerce is subject to FERC regulation as a "public utility." However, many of the regulations which customarily apply to traditional public utilities have been waived or relaxed for power marketers, EWGs and other non-traditional public utilities that lack market power. EWGs are regularly granted authorization to charge market based rates, blanket authority to issue securities, and waivers of FERC's requirements pertaining to accounts, reports and interlocking directorates. Such action is intended to implement FERC's policy to foster a more competitive wholesale power market.

     Many of the generating projects in which Calpine owns an interest are operated as QFs and are therefore exempt from FERC regulation under the FPA. However, several of Calpine's generating projects are or will be EWGs subject to FERC jurisdiction under the FPA. Several Calpine affiliates have been granted authority to engage in sales at market based rates and to issue securities and have also been granted the customary waivers of FERC regulations available to non-traditional public utilities; however we cannot assure that such authorities or waivers will be granted in the future to other affiliates.

STATE REGULATION

     State public utility commissions ("PUCs") have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since a power sales agreement becomes a part of a utility's cost structure (generally reflected in its retail rates), power sales agreements with independent electricity producers, such as EWGs, are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the power sales agreements. If a PUC has approved the process by which a utility secures its power supply, a PUC is generally inclined to "pass through" the expense associated with power purchase agreement with an independent power producer to the utility's retail customer. However, a regulatory commission under certain circumstances may disallow the full reimbursement to a utility for the cost to purchase power from a QF or an EWG. In addition, retail sales of electricity or thermal energy by an independent power producer may be subject to PUC regulation depending on state law. Independent power producers which are not QFs under PURPA, or EWGs pursuant to the Energy Policy Act of 1992, are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from requirement of certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the siting and construction of electric generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities.

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

     The CEC and the California Legislature have responsibility for development of a competitive market mechanism for allocation and distribution of funds made available by the legislation for enhancement of in-state renewable resource technologies and public interest research and development programs. Funds are to be available through the four-year transition period to a fully competitive electric services industry.

     In addition to the significant opportunity provided for power producers such as us through implementation of customer choice (direct access), the California restructuring legislation both recognizes the sanctity of existing contracts (including QF power sales contracts), provides for mitigation of utility horizontal market power through divestiture of fossil generation by California public utilities and provides funds for continuation of public services programs including fuel diversity through enhancement for in-state renewable technologies (includes geothermal) for the four-year transition period to a fully competitive electric services industry.

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

ENVIRONMENTAL REGULATIONS

     The exploration for and development of geothermal resources and natural gas and the construction and operation of wellfields, pipelines and power projects are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to us primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies.

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

  Clean Air Act

     The Federal Clean Air Act of 1970 (the "Clean Air Act") provides for the regulation, largely through state implementation of federal requirements, of emissions of air pollutants from certain facilities and operations. As originally enacted, the Clean Air Act sets guidelines for emissions standards for major pollutants (i.e., sulfur dioxide and nitrogen oxide) from newly built sources. In late 1990, Congress passed the Clean Air Act Amendments (the "1990 Amendments"). The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. We believe that all of our operating plants are in compliance with federal performance standards mandated for such plants under the Clean Air Act and the 1990 Amendments. With respect to our Aidlin geothermal plant and one of our steam field pipelines, our operations have, in certain instances, necessitated variances under applicable California air pollution control laws. However, we believe that we are in material compliance with such laws with respect to such facilities.

  Clean Water Act

     The Federal Clean Water Act (the "Clean Water Act") establishes rules regulating the discharge of pollutants into waters of the United States. We are required to obtain a wastewater and storm water discharge permit for wastewater and runoff, respectively, from certain of our facilities. We believe that, with respect to our geothermal operations, we are exempt from newly promulgated federal storm water requirements. We believe that we are in material compliance with applicable discharge requirements of the Clean Water Act.

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

  Comprehensive Environmental Response, Compensation, and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site. As of the present time, we are not subject to liability for any Superfund matters. However, we generate certain wastes, including hazardous wastes, and sends certain of our wastes to third party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

                                  RISK FACTORS

SEE RISK FACTOR SECTION STARTING ON PAGE F-16 UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN APPENDIX F TO THIS REPORT.

                                  COMPETITION

     The power generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other independent power producers. In recent years, there has been increasing competition in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. In California, the CPUC issued decisions which provide for direct access for all customers as of April 1, 1998. In Texas, recently enacted legislation will phase-in a deregulated power market commencing January 1, 2001. Regulatory initiatives are also being considered in other states, including New York and states in New England. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the supply of electricity in the future will increase this pressure.

                                   CUSTOMERS

     A majority of our power generation facilities currently rely on one or more power sales agreements with one or more utilities or other customers for all or substantially all of such facility's revenue. In addition, during 1999, sales of electricity to two utility customers, PG&E and TUEC, comprised approximately 47% of our total revenue that year. The loss of any one power sales agreement with any of these customers could have a negative effect on our results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales agreement could have a negative effect on the cash flow available to us and on our results of operations.

                                  SEASONALITY

     Our results are subject to quarterly and seasonal fluctuations. Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including the timing and size of acquisitions, the completion of development projects, and variations in levels of production.

     Additionally, because we receive the majority of capacity payments under some of our power sales agreements during the months of May through October, our revenues and results of operations are, to some extent, seasonal. Our industry generally experiences summer peaks and winter peaks, and depending on the service territory, there may be seasonal variations experienced by electric power generators in the industry.

                                   EMPLOYEES

     As of December 31, 1999, we employed 865 people. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike or labor dispute. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal executive office is located in San Jose, California, under a lease that expires in June 2006. We have regional offices in Pleasanton, California; Houston, Texas; Boston, Massachusetts and Folsom, California.

     We have leasehold interests in 105 leases comprising 21,217 acres of federal, state and private geothermal resource lands in The Geysers area in northern California. In the Glass Mountain and Medicine Lake areas in northern California, we hold leasehold interests in 18 leases comprising approximately 25,028 acres of federal geothermal resource lands.

     In general, under the leases, we have the exclusive right to drill for, produce and sell geothermal resources from these properties and the right to use the surface for all related purposes. Each lease requires the payment of annual rent until commercial quantities of geothermal resources are established. After such time, the leases require the payment of minimum advance royalties or other payments until production commences, at which time production royalties are payable. Such royalties and other payments are payable to landowners, state and federal agencies and others, and vary widely as to the particular lease. The leases are generally for initial terms varying from 10 to 20 years or for so long as geothermal resources are produced and sold. Certain of the leases contain drilling or other exploratory work requirements. In certain cases, if a requirement is not fulfilled, the lease may be terminated and in other cases additional payments may be required. We believe that our leases are valid and that we have complied with all the requirements and conditions material to the continued effectiveness of the leases. A number of our leases for undeveloped properties may expire in any given year. Before leases expire, we perform geological evaluations in an effort to determine the resource potential of the underlying properties. We cannot assure that we will decide to renew any expiring leases.

     We own Calpine Gas Company and CNGC, which have interests in property as listed below. Based on an independent petroleum engineering report, as of December 31, 1999, utilizing year end product prices and costs held constant, our proved oil and natural gas reserve volumes, in thousands of barrels ("MBbls") and billion cubic feet ("Bcf") and associated future net reserves, undiscounted and discounted at 10% ("PV 10") before future income taxes, are as follows (dollars in thousands):

                                                  AS OF DECEMBER 31, 1999
                                     -------------------------------------------------
                                     OIL (MBBLS)   GAS (BCF)   UNDISCOUNTED    PV 10
                                     -----------   ---------   ------------   --------
Proved developed...................     1,304         190        $315,235     $165,318
Proved undeveloped.................       556          19          28,532       15,069
                                        -----         ---        --------     --------
          Total....................     1,860         209        $343,767     $180,387
                                        =====         ===        ========     ========

     Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated future development costs associated with proved developed non-producing and proved undeveloped reserves for 1999 total $16.2 million.

     The following table sets forth the undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 1999. Productive wells are wells in which we have a working interest and are capable of producing oil or natural gas. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells.

                                        UNDEVELOPED ACRES     DEVELOPED ACRES     PRODUCTIVE WELLS
                                        -----------------    -----------------    -----------------
                                         GROSS      NET       GROSS      NET       GROSS       NET
                                        -------    ------    -------    ------    -------     -----
Arkansas..............................       --        --      5,623     1,669       46         21
California............................   48,619    36,731     40,588    38,101      141        124
Colorado..............................       --        --      2,794       511       --         --
Louisiana.............................   42,558    41,542      8,323     5,860       20          9
Mississippi...........................      350       277      9,625     2,874       17          5
Oklahoma..............................    4,765       953     16,678     7,629       63         18
Texas.................................   17,481     7,123     17,347     9,957      102         59
                                        -------    ------    -------    ------      ---        ---
          Total.......................  113,773    86,626    100,978    66,601      389        236
                                        =======    ======    =======    ======      ===        ===

     We own the Texas City, Clear Lake and Pasadena Power Plants, which lease an aggregate of 48 acres.

     We own 40 gross acres and 38 net acres in Edinburg, Texas where we are constructing the Magic Valley Power Plant.

     We own 77 acres in Sutter County, California, on which the Greenleaf 1 Power Plant is located.

     See "Description of Facilities" for a description of the other material leased or owned properties in which we have an interest. We believe that our properties are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

     On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including us. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck is claiming that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and Calpine Corporation tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In July 1998, the court granted motions to dismiss, without prejudice, the claims against Calpine Gordonsville, Inc. and Calpine Auburndale, Inc. In August 1998, Indeck filed an amended complaint and the defendants filed motions to dismiss. In April 1999, the court dismissed the claims against Calpine Auburndale and Calpine Gordonsville with prejudice. Indeck appealed the court's decision. The outcome of the appeal is not expected until late 2000. We are unable to predict the outcome of these proceedings but we do not expect that the outcome of these proceedings will have a material adverse effect on our financial position or results of operation.

     An action was filed against Lockport Energy Associates ("LERA") and the New York Public Service Commission ("NYPSC") in August 1997 by NYSEG in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and FERC to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated PURPA and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. We are unable to predict the outcome of these proceedings but we do not expect that the outcome of these proceedings will have a material adverse effect on our financial position or results of operation. In any event, we retain the right to require The Brooklyn Union Gas Company to purchase our interest in the Lockport Power Plant for $18.9 million, less equity distributions received by us, at any time before December 19, 2001.

     We and our affiliates are involved in various other claims and legal actions arising out of the normal course of business. We are unable to predict the outcome of these proceedings but we do not expect that the outcome of these proceedings will have a material adverse effect on our financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required hereunder is set forth under "Quarterly Consolidated Financial Data" included in Appendix F, Note 17 of the Notes to Consolidated Financial Statements to this report. The Company made no sales of unregistered securities in the last three years except as follows:

     Effective September 1999, Calpine Corporation amended its Retirement Savings Plan to add a Calpine Common Stock Fund as one of the investment options for employee contributions to the Plan. As the result of this amendment, the exemption from registration under the Securities Act of 1933 for both the plan participation interests and the shares of Common Stock previously afforded by
Section 3(a)(2) of the Securities Act ceased to be available.

     Since the Plan amendment, through February 2000, Calpine estimates that (i) the Plan has sold to participants $14.0 million in plan participation interests and (ii) Calpine has sold to participants 155,566 shares of Common Stock, in each case without the registration of the securities under the Securities Act.

Because employee contributions that are directed to the Calpine Common Stock Fund are used by the Plan's trustee to purchase shares of Common Stock in the open market, Calpine does not receive any proceeds from the sale of the shares.

     While Calpine believes that many of the sales would qualify as an exempt transaction under Section 4(2) of the Securities Act, it has not undertaken an evaluation of the eligibility of each Plan participant to purchase securities in a private placement, and expects that such an evaluation would show that not all of the Plan participants who purchased unregistered securities would qualify. Accordingly, Calpine in March 2000, intends to file with the Securities and Exchange Commission a registration statement on Form S-8 registering both the plan participation interest and shares of Common Stock for future issuance under the Plan. Calpine is prepared to rescind any sale of plan participation interests or common stock if requested by a participant who did not qualify for a private placement.

ITEM 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under "Selected Consolidated Financial Data" included in Appendix F to this report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Appendix F to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Market Risks" included in Appendix F to this report.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Incorporated by reference from Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)-1. FINANCIAL STATEMENTS AND OTHER INFORMATION

          The following items appear in Appendix F of this report:

        Selected Consolidated Financial Data
        Management's Discussion and Analysis of Financial Condition and Results of Operations
        Report of Independent Public Accountants
        Consolidated Balance Sheets, December 31, 1999 and 1998
        Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
        Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998 and   1997
        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements for the Years Ended December
        31, 1999, 1998 and   1997

     (a)-2. FINANCIAL STATEMENT SCHEDULES

     None

     (a)-3. REPORTS ON FORM 8-K

          1. Current report dated October 11, 1999 and filed on October 12, 1999

        ITEM 5. OTHER EVENTS -- Press Release announcing Calpine Corporation's expectation of higher Financial Results for the Three and Nine Months Ended September 30, 1999.

          2. Current report dated October 22, 1999 and filed on October 25, 1999

        ITEM 5. OTHER EVENTS -- Press Release announcing Calpine Corporation's
                                Financial Results for the Three and Nine Months Ended September 30, 1999

          3. Current report dated January 26, 2000 and filed on February 8, 2000

        ITEM 5. OTHER EVENTS -- Announcement of Pricing of Up to $360 Million of
                                Convertible Preferred Securities

          4. Current report dated February 3, 2000 and filed on February 8, 2000

        ITEM 5. OTHER EVENTS -- Press Release announcing Calpine Corporation's
                                Financial Results for the Three and Twelve
                                Months Ended December 31, 1999

     (a)-4. EXHIBITS

     The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of Calpine
               Corporation, a Delaware corporation.(b)
 3.2      --   Amended and Restated Bylaws of Calpine Corporation, a
               Delaware corporation.(b)
 4.1      --   Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as
               Trustee, including form of Notes.(a)
 4.2      --   Indenture dated as of May 16, 1996 between the Company and
               Fleet National Bank, as Trustee, including form of Notes.(c)
 4.3      --   Indenture dated as of July 8, 1997 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(e)
 4.4      --   Indenture dated as of March 31, 1998 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(g)
 4.5      --   Indenture dated as of March 26, 1999 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(h)
 4.6      --   Indenture dated as of April 21, 1999 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(h)
 4.7      --   1999 HIGH TIDES.
 4.7.1    --   Certificate of Trust of Calpine Capital Trust, a Delaware
               statutory trust, filed October 4, 1999.(i)
 4.7.2    --   Corrected Certificate of Certificate of Trust of Calpine
               Capital Trust, a Delaware statutory trust, dated September
               29, 1999.(i)
 4.7.3    --   Declaration of Trust of Calpine Capital Trust, dated as of
               October 4, 1999, among Calpine Corporation, as Depositor,
               The Bank of New York (Delaware), as Delaware Trustee, The
               Bank of New York, as Property Trustee, and the
               Administrative Trustees named therein.(i)
 4.7.4    --   Indenture, dated as of November 2, 1999, between Calpine
               Corporation and The Bank of New York, as Trustee, including form of Debenture.(i)
 4.7.5    --   Remarketing Agreement, dated November 2, 1999, among Calpine
               Corporation, Calpine Capital Trust, The Bank of New York, as
               Tender Agent, and Credit Suisse First Boston Corporation, as
               Remarketing Agent.(i)
 4.7.6    --   Amended and Restated Declaration of Trust of Calpine Capital
               Trust, dated as of November 2, 1999, among Calpine
               Corporation, as Depositor and Debenture Issuer, The Bank of
               New York (Delaware), as Delaware Trustee, and The Bank of
               New York, as Property Trustee, and the Administrative
               Trustees named therein, including form of Preferred Security and form of Common Security.(i)
 4.7.7    --   Preferred Securities Guarantee Agreement, dated as of
               November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(i)
 4.8      --   2000 HIGH TIDES.
 4.8.1         Certificate of Trust of Calpine Capital Trust II, a Delaware
               statutory trust, filed January 25, 2000.(*)
 4.8.2         Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as
               Delaware Trustee, The Bank of New York, as Property Trustee,
               and the Administrative Trustees named therein.(*)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.8.3         Indenture, dated as of January 31, 2000, between Calpine
               Corporation and The Bank of New York, as Trustee, including form of Debenture.(*)
 4.8.4         Remarketing Agreement, dated as of January 31, 2000, among
               Calpine Corporation, Calpine Capital Trust II, The Bank of
               New York, as Tender Agent, and Credit Suisse First Boston
               Corporation, as Remarketing Agent.(*)
 4.8.5         Registration Rights Agreement, dated January 31, 2000, among
               Calpine Corporation, Calpine Capital Trust II, Credit Suisse
               First Boston Corporation and ING Barings LLC.(*)
 4.8.6         Amended and Restated Declaration of Trust of Calpine Capital
               Trust II, dated as of January 31, 2000, among Calpine
               Corporation, as Depositor and Debenture Issuer, The Bank of
               New York (Delaware), as Delaware Trustee, The Bank of New
               York, as Property Trustee, and the Administrative Trustees
               named therein, including form of Preferred Security and form of Common Security.(*)
 4.8.7    --   Preferred Securities Guarantee Agreement, dated as of
               January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(*)
10.1      --   Purchase Agreements.
10.1.1    --   Purchase and Sale Agreement dated March 27, 1997 for the
               purchase and sale of shares of Enron/Dominion Cogen Corp.
               Common Stock among Enron Power Corporation and Calpine
               Corporation.(f)
10.1.2    --   Stock Purchase and Redemption Agreement dated March 31,
               1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and
               Calpine Finance.(f)
10.2           Financing Agreements.
10.2.1         Calpine Construction Finance Company Financing
               Agreement.(j)(*)
10.3      --   Other Agreements.
10.3.1    --   Calpine Corporation Stock Option Program and forms of
               agreements thereunder.(a)
10.3.2    --   Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
10.3.3    --   Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(b)
10.3.4    --   Amended and Restated Employment Agreement between Calpine
               Corporation and Mr. Peter Cartwright.(*)
10.3.5    --   Executive Vice President Employment Agreement between
               Calpine Corporation and Ms. Ann B. Curtis.(k)
10.3.6    --   Senior Vice President Employment Agreement between Calpine
               Corporation and Mr. Ron A. Walter.(k)
10.3.7    --   Senior Vice President Employment Agreement between Calpine
               Corporation and Mr. Robert D. Kelly.(k)
10.3.8    --   Executive Vice President Employment Agreement between
               Calpine Corporation and Mr. Thomas R. Mason.(k)
10.4      --   Form of Indemnification Agreement for directors and
               officers.(b)
21        --   Subsidiaries of the Company.(*)
23        --   Consent of Arthur Andersen, LLP, Independent Public
               Accountants.(*)
27        --   Financial Data Schedule.(*)

---------------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996, and filed on March 27, 1996.

(e) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.

(f) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(g) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-61047).

(h) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-72583).

(i) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-87427).

(j) Approximately 200 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(k) Incorporated by reference to Registrant's Form 10-Q/A dated September 30, 1999, and filed on November 17, 1999.

(*) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2000                   CALPINE CORPORATION

                                          By        /s/ ANN B. CURTIS
                                            ------------------------------------
                                                       Ann B. Curtis
                                                Executive Vice President and
                                                          Director
                                               (Principal Financial Officer)

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ PETER CARTWRIGHT                    Chairman, President, Chief    February 28, 2000
-----------------------------------------------------     Executive and Director
                  Peter Cartwright                     (Principal Executive Officer)

                  /s/ ANN B. CURTIS                    Executive Vice President and   February 28, 2000
-----------------------------------------------------  Director (Principal Financial
                    Ann B. Curtis                                Officer)

              /s/ CHARLES B. CLARK, JR.                Vice President and Corporate   February 28, 2000
-----------------------------------------------------      Controller (Principal
                Charles B. Clark, Jr.                       Accounting Officer)

                /s/ JEFFREY E. GARTEN                            Director             February 28, 2000
-----------------------------------------------------
                  Jeffrey E. Garten

                 /s/ SUSAN C. SCHWAB                             Director             February 28, 2000
-----------------------------------------------------
                   Susan C. Schwab

               /s/ GEORGE J. STATHAKIS                           Director             February 28, 2000
-----------------------------------------------------
                 George J. Stathakis

                 /s/ JOHN O. WILSON                              Director             February 28, 2000
-----------------------------------------------------
                   John O. Wilson

                /s/ V. ORVILLE WRIGHT                            Director             February 28, 2000
-----------------------------------------------------
                  V. Orville Wright

                      CALPINE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION
                               DECEMBER 31, 1999

                                                              PAGE
                                                              ----
Selected Consolidated Financial Data........................   F-2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-4
Report of Independent Public Accountants....................  F-26
Consolidated Balance Sheets December 31, 1999 and 1998......  F-27
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-28
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............  F-29
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................  F-30
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1999, 1998 and 1997....................  F-31

                      CALPINE CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND RATIO DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  1995        1996        1997        1998        1999
                                                --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Electricity and steam sales.................  $127,799    $199,464    $237,277    $507,897    $760,325
  Service contract revenue....................     7,153       6,455      10,177      20,249      43,773
  (Loss) income from unconsolidated
    investments in power projects.............    (2,854)      6,537      15,819      25,240      36,593
  Interest income on loans to power
    projects..................................        --       2,098      13,048       2,562       1,226
  Other revenue...............................        --          --          --          --       5,818
                                                --------    --------    --------    --------    --------
         Total revenue........................   132,098     214,554     276,321     555,948     847,735
  Cost of revenue.............................    77,388     129,200     153,308     375,327     557,477
                                                --------    --------    --------    --------    --------
    Gross profit..............................    54,710      85,354     123,013     180,621     290,258
  Project development expenses................     3,087       3,867       7,537       7,165      10,712
  General and administrative expenses.........     8,937      14,696      18,289      26,780      53,044
                                                --------    --------    --------    --------    --------
    Income from operations....................    42,686      66,791      97,187     146,676     226,502
  Interest expense............................    32,154      45,294      61,466      86,726      91,162
  Distributions on trust preferred
    securities................................        --          --          --          --       2,565
  Other income................................    (1,895)     (6,259)    (17,438)    (13,423)    (25,441)
                                                --------    --------    --------    --------    --------
    Income before provision for income
      taxes...................................    12,427      27,756      53,159      73,373     158,216
  Provision for income taxes..................     5,049       9,064      18,460      27,054      61,973
                                                --------    --------    --------    --------    --------
    Income before extraordinary charge........     7,378      18,692      34,699      46,319      96,243
  Extraordinary charge, net of tax benefit of
    $ -- , $ -- , $ -- , $441 and $793........        --          --          --         641       1,150
                                                --------    --------    --------    --------    --------
    Net income................................  $  7,378    $ 18,692    $ 34,699    $ 45,678    $ 95,093
                                                ========    ========    ========    ========    ========
  Basic earnings per common share:
    Weighted average shares of common stock
      Outstanding.............................    20,776      25,805      39,892      40,242      52,328
    Income before extraordinary charge........  $   0.36    $   0.72    $   0.87    $   1.15    $   1.84
    Extraordinary charge......................  $     --    $     --    $     --    $  (0.01)   $  (0.02)
    Net income................................  $   0.36    $   0.72    $   0.87    $   1.14    $   1.82
  Diluted earnings per common share:
    Weighted average shares of common stock
      Outstanding.............................    21,913      29,758      42,032      42,328      55,661
    Income before extraordinary charge........  $   0.34    $   0.63    $   0.83    $   1.09    $   1.73
    Extraordinary charge......................        --          --          --    $  (0.01)   $  (0.02)
    Net income................................  $   0.34    $   0.63    $   0.83    $   1.08    $   1.71
OTHER FINANCIAL DATA AND RATIOS:
  Depreciation and amortization...............  $ 26,896    $ 40,551    $ 48,935    $ 82,913    $ 83,040
  EBITDA(1)...................................  $ 69,515    $117,379    $172,616    $255,306    $392,160
  EBITDA to Consolidated Interest
    Expense(2)................................      2.11x       2.41x       2.60x       2.74x       3.79x
  Total debt to EBITDA........................      5.87x       5.12x       4.96x       4.20x       5.24x
  Ratio of earnings to fixed charges(3).......      1.46x       1.45x       1.64x       1.68x       1.78x

                                                                       AS OF DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1995        1996         1997         1998         1999
                                                  --------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
  Cash and cash equivalents.....................  $ 21,810   $   95,970   $   48,513   $   96,532   $  349,371
  Property, plant and equipment, net............   447,751      648,208      736,339    1,094,303    2,866,447
  Investment in power projects..................     8,218       13,936      222,542      221,509      284,834
         Total assets...........................   554,531    1,031,397    1,380,915    1,728,946    3,991,606
  Short-term debt...............................    85,885       37,492      112,966        5,450       11,638
  Borrowings under line of credit, current
    portion.....................................    19,851           --           --           --       35,832
  Borrowings under line of credit, net of
    current portion.............................        --           --           --           --       86,918
  Non-recourse project financing (long-term)....   190,642      278,640      182,893      114,190      357,137
  Notes payable, net of current.................     6,348           --           --           --       10,385
  Senior notes..................................   105,000      285,000      560,000      951,750    1,551,750
         Total debt.............................   407,726      601,132      855,859    1,071,390    2,053,660
  Company-obligated mandatorily redeemable
    convertible preferred securities of a
    subsidiary trust............................        --           --           --           --      270,713
  Minority interests............................        --           --           --           --       61,705
  Stockholders' equity..........................    25,227      203,127      239,956      286,966      964,632

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

OVERVIEW

     Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. At February 23, 2000, we had interests in 44 power plants and steam fields predominantly in the United States, having an aggregate capacity of 4,273 megawatts.

     On January 4, 1999, we completed the acquisition of a 20% interest in approximately 82 billion cubic feet of proven natural gas reserves located in the Sacramento basin of Northern California. We paid approximately $14.9 million for $13.0 million in redeemable non-voting preferred stock and 20% of the outstanding common stock of Sheridan California Energy, Inc. ("SCEI"). Additionally, we signed a ten year gas contract enabling us to purchase 100% of SCEI's production.

     On February 17, 1999, we announced that the Delta Energy Center met the California Energy Commission's ("CEC") Data Adequacy requirements. This ruling stated that our Application for Certification contained adequate information for the CEC to begin its analysis of the power plant's environmental impacts and proposed mitigation. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical Company facility in Pittsburg, California, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to the Pittsburg, California and the greater San Francisco Bay Area. The gas-fired power plant is to be constructed by Bechtel and operated by us.

     On February 17, 1999, we announced plans to develop, own and operate a 545 megawatt gas-fired power plant in Westbrook, Maine. We acquired the development rights for the Westbrook Energy Center from Genesis Power Corporation. This power plant is scheduled to begin power deliveries in early 2001, and will serve the New England market.

     On February 24, 1999, we announced plans to develop, own and operate a 600 megawatt gas-fired power plant located in San Jose, California. This power plant, called the Metcalf Energy Center, is the second power plant to be developed under the joint venture with Bechtel Enterprises, and will provide electricity to the San Francisco Bay area. We expect the plant to commence operation in mid 2002.

     On March 19, 1999, we completed the acquisition of Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.2 million. The steam fields fuel our 12 Sonoma County power plants, totaling 544 megawatts of capacity. We purchased these plants from Pacific Gas and Electric Company ("PG&E") on May 7, 1999.

     On April 14, 1999, we received approval from the CEC to construct a 545 megawatt gas-fired power plant near Yuba City, California. This power plant, called the Sutter Power Plant, was the first new power plant approved in California's deregulated power industry. Electricity produced by the Sutter Power Plant will be sold into California's energy market. We expect the plant to commence operation in mid 2001.

     On April 22, 1999, we entered into a joint venture with GenTex Power Corporation to develop, own and operate a 545 megawatt gas-fired power plant in Bastrop County, Texas, called Lost Pines I. Construction of this power plant began in October 1999. Under the definitive agreements we entered in September 1999, we will manage all phases of the plant's development process, with GenTex and ourselves jointly operating the plant. The output from Lost Pines I will be divided equally, with GenTex selling its portion to its customer base, while we will sell our portion to the wholesale power market in Texas. We expect the plant to commence operation in mid-2001.

     On April 23, 1999, we entered into a joint agreement with Pinnacle West Capital Corporation to develop, own and operate a 545 megawatt gas-fired power plant located in Phoenix, Arizona. This plant, called the West Phoenix Power Plant, will provide power to the Phoenix metropolitan area. The timing of development activities is still under discussion with our partner.

     On May 7, 1999, we completed the acquisitions from PG&E of 12 Sonoma County and 2 Lake County power plants for approximately $212.8 million. The acquisitions were financed with a 24-year operating lease. Our geothermal steam fields fuel the facilities, which have a combined capacity of approximately 694 megawatts of electricity. All of the generation from the facilities is sold to the California power exchange, with the exception of an agreement entered into on April 29, 1999, to sell to Commonwealth Energy Corporation 75 megawatts of geothermal electricity in 1999, 100 megawatts in 2000, and 125 megawatts in 2001 and through June 2002. Historically, we have served as a steam supplier for these facilities, which had been owned and operated by PG&E. These acquisitions have enabled us to consolidate our operations in The Geysers into a single ownership structure and to integrate the power plant and steam field operations, allowing us to optimize the efficiency and performance of the facilities. We believe that these acquisitions provide us with significant synergies that leverage our expertise in geothermal power generation and position us to benefit from the demand for "green" energy in the competitive market.

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

     On July 8, 1999, we announced a renegotiation of our Gilroy power sales agreement with PG&E. The amendment provides for the termination of the remaining 18 years of the long-term contract in exchange for fixed long-term payments by PG&E to us. The amended agreement was approved by the California Public Utilities Commission on December 2, 1999. We will continue to sell the output from the Gilroy Power Plant through October 2002 to PG&E and thereafter we will market the output in the California wholesale power market.

     On August 20, 1999, we announced the purchase of 18 F-class combustion turbines from Siemens Westinghouse Power Corporation that will be capable of producing 4,900 megawatts of electricity in a combined-cycle configuration. Beginning in 2002, Siemens will deliver six turbines per year through 2004. Combined with our existing turbine orders we have 69 turbines under contract, option, letter of intent or other commitment capable of producing approximately 18,800 megawatts in a combined-cycle mode.

     On August 31, 1999, we completed the acquisition of an additional 50% of the Aidlin Power Plant from Edison Mission Energy (5%) and General Electric Capital Corporation (45%) for a total purchase price of $7.2 million. We now own 55% of the 20-megawatt Aidlin Power Plant.

     On September 20, 1999, the Board of Directors authorized a two-for-one stock split of our common stock, in the form of a stock dividend, effective October 7, 1999, payable to stockholders of record on September 28, 1999. In the Management's Discussion and Analysis, all references to the number of common shares and per share amounts have been adjusted for this split.

     On September 29, 1999 we completed the acquisition of development rights to build, own and operate the Los Medanos Power Plant from Enron North America. The Los Medanos Power Plant is a 500 megawatt gas-fired cogeneration plant located adjacent to USS-POSCO Industries steel mill in Pittsburg, California. Los Medanos will supply USS-POSCO with 60 megawatts of electricity and 75,000 pounds per hour of steam, and market the excess electricity into the California power exchange and under bilateral contracts. Construction commenced in September 1999 and commercial operation is scheduled to occur in 2001.

     On September 30, 1999 we announced plans to build, own and operate an 800 megawatt gas-fired cogeneration power plant at Bayer Corporation's chemical facility in Baytown, Texas. The Baytown Power Plant will supply Bayer with all of its electric and steam requirements for 20 years and market excess electricity into the Texas wholesale power market. Construction is estimated to commence in 2000 and commercial operation in late 2001.

     On October 1, 1999, we completed the acquisition of Sheridan Energy, Inc., a natural gas exploration and production company, through a $38.8 million cash tender offer. We purchased all of the outstanding shares of Sheridan Energy's common stock for $5.50 per share. In addition, we redeemed $11.9 million of outstanding preferred stock of Sheridan Energy. Sheridan Energy's oil and gas properties, including approximately 148 billion cubic feet equivalent of proven reserves as of July 1, 1999 and certain leasehold acreage, are located in northern California and the Gulf Coast region, where we are developing low-cost natural gas supplies and proprietary pipeline systems to support our strategically-located natural gas-fired power plants. We subsequently renamed Sheridan Energy as Calpine Natural Gas Company ("CNGC").

     On October 19, 1999, we completed the acquisition of the Calistoga Power Plant from FPL Energy and Caithness Corporation for approximately $77.9 million. Located in The Geysers region of northern California, Calistoga is a 67 megawatt facility which provides electricity to PG&E under a long-term contract.

     On October 25, 1999, we announced that we had executed a letter of intent which gives us the exclusive right to negotiate with LYONDELL-CITGO Refining LP to build, own and operate a 560 megawatt gas-fired cogeneration power plant at the LYONDELL-CITGO refinery in Houston, Texas. The Channel Energy Center will supply all of the electricity and steam requirements for 20 years to the refinery. Permitting for the facility is currently underway, with construction projected to commence in early 2000 and commercial operation in 2001.

     On October 27, 1999, we completed a public offering of 8,280,000 shares of our common stock at $46.31 per share and 5,520,000 5 3/4% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $636.7 million of aggregate net proceeds.

     On November 3, 1999, we completed the acquisition of development rights to build, own and operate the Towantic Energy Center. The Towantic Energy Center is a 500 megawatt gas-fired cogeneration plant located in Oxford, Connecticut. The Towantic Energy Center will market its electricity via bilateral contracts into the New England region. Construction is estimated to commence in 2000 and commercial operation in 2002.

     On November 3, 1999, we executed an agreement with Credit Suisse First Boston, New York branch, and The Bank of Nova Scotia, as lead arrangers, for a $1.0 billion non-recourse revolving construction credit facility. We will use this non-recourse credit facility to finance the construction of our diversified portfolio of gas-fired power plants currently under development.

     On December 17, 1999, we acquired 80% of the common stock of Cogeneration Corporation of America, Inc. ("CGCA") for $25.00 per share or approximately $137.3 million. NRG Energy, Inc., a wholly owned subsidiary of Northern States Power, owns the remaining 20%. CGCA owns interests in six natural gas-fired power plants, totaling 579 megawatts. The plants are located in Pennsylvania, New Jersey, Illinois and Oklahoma.

     On December 31, 1999, but effective as of November 1, 1999, we completed the acquisition of Vintage Petroleum, Inc.'s interest in the Rio Vista Gas Unit and related areas for approximately $71.5 million. As of the effective date of the acquisition, Vintage owned approximately 90 billion cubic feet of proven natural gas reserves and certain leasehold acreage located in the Sacramento Basin in northern California. As a result of this acquisition and the Sheridan Energy acquisition, we own a 99.5% working interest in the Rio Vista Gas Unit and certain development acreage in northern California.

TRANSACTIONS ANNOUNCED OR CONSUMMATED SUBSEQUENT TO DECEMBER 31, 1999

     On January 11, 2000, we announced our plans to expand our presence into the Florida wholesale power market. Our plans are to invest approximately $750 million in power generation facilities and manage these development activities in the Southeast from a new office in Tampa, Florida. We will develop two natural gas-fired energy centers, the 1,080 megawatt Blue Heron Energy Center, to be located outside of Vero Beach, and the 540 megawatt Osprey Energy Center, to be located in the City of Auburndale adjacent to an existing power facility in which we have an interest.

     Construction for the proposed facilities is planned for 2001, with the Osprey project to commence operation in early 2003, followed by the Blue Heron Energy Center in mid-2003.

     On January 14, 2000, we acquired a 50% interest in the Aries Power Plant, a 600 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri, from a subsidiary of Aquila Energy Corporation. Construction started in October 1999. Commercial operation of the first 330 megawatts is scheduled to begin June 2001 with the balance of the plant starting in January 2002. The majority of the facility's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool.

     On January 18, 2000, we entered into an agreement to provide the Sacramento Municipal Utility District ("SMUD") with a five year supply of electricity from our 545-megawatt Sutter Power Plant. The plant is currently under construction near Yuba City, California. We will provide 150 megawatts of electricity to SMUD's customer base beginning with the plant's startup in mid-2001.

     On January 26, 2000, we completed an offering under Rule 144A of the Securities Act of 6,000,000 5 1/2% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $292.4 million of aggregate net proceeds. In February 2000, we sold an additional 1,200,000 5 1/2% HIGH TIDES pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $58.6 million.

     On January 28, 2000, we acquired the development rights for the Hermiston Power Plant, a 540 megawatt gas-fired cogeneration power facility located near Hermiston, Oregon, from Ida-West Energy Company and TransCanada Pipelines. Construction of the facility is expected to commence in the summer of 2000 with commercial operation commencing in 2002.

     On February 2, 2000, we announced plans to build, own and operate the Decatur Energy Center, a 700 megawatt gas-fired cogeneration power plant at Solutia Inc.'s Decatur, Alabama chemical facility. Under terms of a 20 year contract, Solutia will lease a portion of the facility to meet its electricity needs and purchase its steam requirements from us. Excess power from the facility will be sold into the Southeastern wholesale power market under a variety of short, mid, and long term contracts. We will also build a new intrastate natural gas pipeline to fuel the plant. Construction is scheduled to commence in 2000 with commercial operations commencing in 2002.

     On February 4, 2000, we acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System ("SRGS") natural gas pipeline, now 100% owned by us.

     On February 8, 2000, we announced that the Towantic Energy Center received approval through a townwide referendum to purchase the town-owned land on which the facility will be built. The referendum also approved a Tax Stabilization Agreement that will even out the property taxes paid to Oxford over a 22-year period.

     On February 9, 2000, we announced that the CEC approved plans to construct the Delta Energy Center in Pittsburg, California. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical facility, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to Pittsburg, California and the greater San Francisco Bay area.

     On February 22, 2000, we announced plans to build, own and operate the Lone Oak Energy Center, a 800 megawatt gas-fired cogeneration facility located in Lowndes County, Mississippi. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

     On February 24, 2000, we announced plans to build, own and operate the Hillabee Energy Center, a 700 megawatt gas-fired cogeneration facility located in Tallapoosa County, Alabama. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

SELECTED OPERATING INFORMATION

     Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in our statements of operations. The information set forth under Power Plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, the Bethpage Power Plant since its acquisition on February 5, 1998, the Texas City and Clear Lake Power Plants since their acquisition on March 31, 1998, the Pasadena Power Plant since it began commercial operation on July 7, 1998, the Sonoma Power Plant since its acquisition on July 17, 1998, the Pittsburg Power Plant since its acquisition on July 21, 1998, the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999, the acquisition of an additional 50% interest in the Aidlin Power Plant on August 31, 1999, the Calistoga Power Plant since its acquisition on October 21, 1999 and five facilities (Newark, Pryor, Parlin, and Morris Power Plants and Philadelphia Water Project) that we acquired with our purchase of 80% of CGCA on December 17, 1999. The information set forth under Steam Fields consists of the results for the Thermal Power Company Steam Fields prior to the acquisition of Unocal Corporation's interest in the Thermal Power Company steam fields on March 19, 1999 and of the PG&E power plants on May 7, 1999.

                                                         YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                         1995         1996         1997         1998         1999
                                      ----------   ----------   ----------   ----------   -----------
                                                          (DOLLARS IN THOUSANDS)
POWER PLANTS:
  Electricity revenue(1):
  Energy............................  $   54,886   $   93,851   $  110,879   $  252,178   $   555,779
  Capacity..........................  $   30,485   $   65,064   $   84,296   $  193,535   $   183,696
  Megawatt hours produced...........   1,033,566    1,985,404    2,158,008    9,864,080    14,802,709
  Average energy price per megawatt
     hour(2)........................  $    53.10   $    47.27   $    51.38   $    25.57   $     37.55
STEAM FIELDS:
  Steam revenue(3):.................  $   39,669   $   40,549   $   42,102   $   36,130   $    20,850
  Megawatt hours produced...........   2,415,059    2,528,874    2,641,422    2,323,623     1,192,722
  Average price per megawatt hour...  $    16.43   $    16.03   $    15.94   $    15.55   $     17.48

---------------
(1) Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. For the year ended December 31, 1999, Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues.

(2) Represents variable energy revenue divided by the megawatt-hours produced. The significant increase in capacity revenue and the accompanying decline in average energy price per megawatt-hour since 1994 primarily reflects the increase in our megawatt hour production as a result of additional gas-fired power plants.

(3) The decline in steam revenue between 1999 and 1997 reflects the acquisition and consolidation of the Sonoma Power Plant and the related steam fields. Due to the consolidation of our ownership of the steamfields and the power plants purchased from PG&E on May 7, 1999, we have ceased recognizing revenue for the Steam Fields after May 7, 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue -- Total revenue increased 52% to $847.7 million in 1999 compared to $555.9 million in 1998, primarily due to the impact of recognizing a full year's income from various assets that were acquired in 1998 and of recognizing a partial year's income from various assets that were acquired in 1999, as described below.

          Electricity and steam sales revenue increased 50% to $760.3 million in 1999 compared to $507.9 million in 1998. Geothermal revenues at the Geysers accounted for $125.8 million, or roughly half, of the total increase of $252.4 million. This was primarily due to the purchase of 14 geothermal power plants from PG&E on May 7, 1999 and, to a much lesser extent, due to the purchases of: (1) an additional 50% stake in the Aidlin Power Plant in August, 1999 after which we consolidated the plant into our financial results; and (2) the Calistoga Power Plant on October 19, 1999. In 1999 our geothermal steamfield sales of steam declined by $3.0 million compared to 1998, due to consolidation of steamfield and power plant operations at the Geysers under Calpine ownership in May 1999, after which we stopped recording revenues from geothermal steamfield sales to third parties.

          The remainder of the increase in electricity and steam sales revenue is attributable to our gas fired power plants. In California, the Gilroy Power Plant increased its revenue in 1999 by $27.9 million over 1998 by both (1) doubling its production, mostly as a result of the expiration of PG&E's curtailment rights on December 31, 1998 and (2) restructuring its power purchase agreement with PG&E, effective as of September 1, 1999. Also, the Pittsburg Power Plant in California increased its revenue by $12.6 million in 1999 versus 1998. We acquired the project on July 21, 1998 and did not have a full year of operations in 1998. In Texas, the Texas City and Clear Lake Power Plants, which were consolidated into our financial statements following the acquisition of the remaining 50% interest of Texas Cogeneration Company ("TCC") on March 31, 1998, benefited by a full year of operations in 1999 versus only nine months on a consolidated basis in 1998, and together they recorded an additional $39.0 million of revenue in 1999 versus in 1998. And finally the Pasadena Power Plant, which commenced operation in July 1998, had $43.6 million of additional revenue in 1999 compared to 1998 due to a full year of operations in 1999.

          Service contract revenue increased 117% to $43.8 million in 1999 compared to $20.2 million in 1998. The $23.5 million increase was primarily due to an increase in recorded sales of purchased power to third parties and to an increase in sales of purchased gas to third parties.

          Income from unconsolidated investments in power projects increased 45% to $36.6 million in 1999 compared to $25.2 million in 1998. The increase of $11.4 million is primarily attributable to an increase of equity income from the Sumas Power Plant. In 1999 we recorded $21.8 million versus $11.7 million in 1998, an increase of $10.1 million. Additionally, as a group, our equity income projects on the East Coast, Lockport Power Plant, Stony Brook Power Plant, Kennedy International Airport Power Plant, Gordonsville Power Plant, Auburndale Power Plant, and Bayonne Power Plant, increased by $4.1 million. This was offset by a $2.9 million reduction in equity income attributable to our Clear Lake and Texas City Power Plants, which were unconsolidated investments for part of 1998 until our purchase of the remaining 50% interest in TCC on March 31, 1998.

          Interest income on loans to power projects decreased 54% to $1.2 million in 1999 compared to $2.6 million in 1998. In 1999 we no longer received interest income associated with the TCC investment following our purchase of the remaining 50% interest in TCC on March 31, 1998. In 1999, we recorded $1.2 million of income from our 20% investment in Sheridan California Energy, Inc. We no longer recognize this revenue following our purchase of the remaining 80% interest through the acquisition of Sheridan Energy, the parent of Sheridan California Energy, Inc., on October 1, 1999.

          Other revenue was $5.8 million in 1999 compared to $0 in 1998. In 1999 we recorded $5.3 million of oil and gas revenue following our acquisition of Sheridan Energy on October 1, 1999. Additionally, we recorded $0.5 million of equipment sales and service revenue from a group of English subsidiaries of CGCA, which we acquired 80% on December 17, 1999.

     Cost of revenue -- Cost of revenue increased to $557.5 million in 1999 compared to $375.3 million in 1998, an increase of $182.2 million, or 49%.

          Fuel expense increased by $87.1 million to $268.7 million in 1999 compared to $181.6 million in 1998 due primarily to: (1) a full year of consolidated operations in 1999 for the Clear Lake and Texas City Power Plants versus only nine months in 1998; (2) a full year of operations in 1999 versus a partial year in 1998 for the Pasadena Power Plant, which commenced commercial operations in July, 1998; (3) a full year of operations in 1999 versus a partial year in 1998 for the Pittsburg Power Plant, which we acquired on July 21, 1998; and (4) higher production in 1999 compared to 1998, and therefore higher fuel expense, at our Gilroy and King City Power Plants due to the expiration of PG&E's curtailment rights on December 31, 1998 and April 28, 1999 respectively.

          Plant operating expense increased by $43.8 million to $118.3 million in 1999 compared to $74.5 million in 1998 due primarily to higher geothermal plant operating expense in 1999 following our purchase of 14 geothermal power plants from PG&E on May 7, 1999 and our purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999.

          Depreciation expense increased by $8.8 million to $82.8 million in 1999 compared to $74.0 million in 1998 primarily due to a full year of operations in 1999 versus partial years in 1998 for the Texas City, Clear Lake and Pasadena Power Plants, as noted above, and also due to our purchase of Sheridan Energy on October 1, 1999.

          Operating lease expense increased by $16.5 million to $33.6 million in 1999 compared to $17.1 million in 1998. $10.8 million of the increase is due to the sale-leaseback in May 1999 of the 14 geothermal power plants acquired from PG&E in May 1999 and the Sonoma Power Plant, which we acquired in July 1998. We later added the Calistoga Power Plant, which we acquired in October 1999, to that lease. The remainder of the increase is primarily due to recording a full year of expense in 1999 versus a partial year in 1998 for the Greenleaf 1 and 2 Power Plants, which were leased commencing in August 1998.

          Production royalty expense increased by $ 3.1 million to $13.8 million in 1999 compared to $10.7 million in 1998 due to our purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999.

          Service contract expense increased by $ 22.8 million to $40.2 million in 1999 compared to $17.4 million in 1998 due to higher recorded purchases of electricity and gas that were sold to third parties.

     Gross profit -- Gross profit increased by $109.7 million, or 61%, to $290.3 million in 1999 compared to $180.6 million in 1998 due primarily to the purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999 and 14 geothermal power plants from PG&E on May 7, 1999. Overall, the consolidated geothermal operations at the Geysers increased gross profit in 1999 by $64.6 million compared to 1998. Also, contributing $12.4 million to the increase is the Gilroy Power Plant, which benefited from the contract restructuring with PG&E. The Pasadena Power Plant, which benefited from a full year of operations in 1999, contributed an increase of $17.0 million, and we also realized $11.4 million in additional equity income from unconsolidated projects in 1999 compared to 1998 owing mostly to increased distributions from the Sumas Power Plant.

     Project development expenses -- Project development expenses increased by $3.5 million, or 49%, in 1999 to $10.7 million compared to $7.2 million in 1998 due to the overall heavier pace in development activities as described in Business -- Project Development and Acquisitions.

     General and administrative expenses -- In 1999 general and administrative expenses were $53.0 million compared to $26.8 million in 1998. The increase of 98% or $26.2 million is largely attributable to the establishment of regional offices in Pleasanton, CA, and Boston, MA, the build-up of our Houston, TX regional office and the establishment of our construction management office in Sacramento, CA. In addition to higher headcount and salaries associated with our substantial growth, we incurred larger employee bonus expense owing to the record year we experienced in 1999. The increased general and administrative investment in 1999 reflects, in part, increased expenses designed to support our growth in 2000 and beyond.

     Interest expense -- Interest expense before capitalization of interest was $138.5 million in 1999 compared to $93.7 million in 1998, an increase of $44.8 -- million due to higher debt balances in 1999 (total debt increased by $982.3 million due primarily to our public offering of $600.0 million of senior notes on March 29, 1999). However, actual reported interest expense increased by a much smaller $4.4 million, or 5%, in 1999 compared to 1998 because we capitalized substantially more interest in 1999 compared to 1998 due to our heavy power plant construction program. By the fourth quarter of 1999, we had 9 construction projects underway. We capitalized $47.3 million of interest expense in 1999 compared to $7.0 million in 1998, which is an increase of $40.3 million in capitalized interest expense.

     Total interest expense on senior notes increased by $ 46.1 million to $121.8 million in 1999 compared to $75.7 million in 1998. Although the average interest rate on the Senior Notes decreased by 0.4% in 1999 compared to 1998, interest expense increased because of the additional $600.0 million of Senior Notes issued in March 1999. The proceeds of the senior notes issued in March of 1999 were used partially to retire $120.6 million of debt related to the Gilroy Power Plant, and interest expense on the Gilroy debt decreased by $6.7 million in 1999 compared to 1998. Additionally, we increased debt by $97.8 million with the acquisition of Sheridan Energy on October 1, 1999 and due to Sheridan's purchase of certain gas reserves from Vintage Petroleum, Inc. on December 31, 1999. Interest on Sheridan debt was $1.3 million in 1999. We also increased debt by $241.0 million by acquiring CGCA on December 17, 1999. Interest expense from CGCA debt in 1999 following the acquisition was $491,000.

     Interest income -- In 1999, interest income was $24.1 million compared to $12.3 million in 1998. The increase of 96% or $11.8 million is attributable to higher average cash balances in 1999 owing to the public offerings of senior notes and common stock in March, 1999, and due to the public offerings of common stock and HIGH TIDES in October 1999.

     Other income, net -- In 1999, other income was $1.3 million compared to $1.1 million in 1998. In 1999 we recorded $655,000 of income associated with an investment in Cheng Power Systems, Inc. and $324,000 from the sale of excess nitrous oxide "NOX" credits by the Bethpage Power Plant.

     Distributions on Trust Preferred Securities -- In October 1999 we completed a public offering by a subsidiary trust of 5,520,000 HIGH TIDES. The accrued distributions through December 31, 1999 were $2.6 million.

     Provision for income taxes -- The effective income tax rate was approximately 39% in 1999 compared to 37% in 1998. The rate increase in 1999 is primarily attributable to a higher average state tax rate based on the mix of states in which we worked. In 1999 our provision for federal and state income taxes totaled $62.0 million versus $27.1 million in 1998, an increase of $34.9 million, which is due primarily to higher taxable income in 1999.

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

                                               YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1999          1998         1997
                                         -----------    ---------    ---------
                                                    (IN THOUSANDS)
Cash flows from:
  Operating activities.................  $   264,083    $ 164,579    $ 106,553
  Investing activities.................   (1,490,417)    (400,003)    (400,250)
  Financing activities.................    1,479,173      283,443      246,240
                                         -----------    ---------    ---------
          Total........................  $   252,839    $  48,019    $ (47,457)
                                         ===========    =========    =========

     Operating activities for 1999 provided $264.1 million, a 60% increase from 1998, consisting of approximately $87.2 million of depreciation and amortization, $95.1 million of net income, $43.3 million of distributions from unconsolidated investments in power projects, $47.9 million of deferred income taxes, an $74.9 million net increase in operating liabilities and a loss on sale of assets of $1.1 million. This was partially offset by $48.9 million net increase in operating assets and $36.6 million of income from unconsolidated investments. The increase in cash provided from operating activities in 1999 is primarily due to higher net income derived from our acquisition activity in 1998 and 1999.

     Investing activities for 1999 used $1.5 billion, primarily due to $929.7 million for construction costs and capital expenditures including gas turbine-generator costs, $102.2 million for the acquisition of steam fields from Unocal, $67.9 million for the acquisition of CNGC, $71.5 million for the purchase of gas reserves from Vintage Petroleum Inc., $7.2 million for the acquisition of an additional 50% interest in the Aidlin Power Plant, $77.9 million for the acquisition of the Calistoga Power Plant, $212.7 million for the acquisition of CGCA, advances to the Lost Pines I Joint Venture of $18.1 million, $30.2 million of capitalized project development costs, $47.3 million of interest capitalized on construction projects, $8.2 million of additional loans to principal owners of power plants, offset by $1.9 million of maturities of collateral securities in connection with the King City Power Plant, the repayment of $9.5 million of outstanding loans, a $1.2 million decrease in restricted cash, and $71.2 million from the sale and leaseback transactions of the Geysers Power Company plants and the Calistoga Power Plant. The increase in cash used in investing activities in 1999 is primarily due to increased acquisition activity compared to 1998.

     Financing activities for 1999 provided $1.5 billion of cash consisting of $155.8 million of borrowings primarily for the expansion of the Pasadena Power Plant, $163.7 million of borrowings of notes payable, $600.0 million of gross proceeds from an additional senior debt financing received in March 1999, $597.4 million of gross proceeds from public common stock offerings in March and October of 1999, $276.0 million in gross proceeds from a public offering of a subsidiary trust of 5,520,000 HIGH TIDES in October 1999, $2.1 million for the issuance of common stock for our Employee Stock Purchase Plan, $812,000 proceeds from the exercise of stock options and $1.9 million for the write off of deferred financing costs in April 1999, partially offset by $129.7 million in repayment of notes payable, $120.6 million in repayment of non-recourse project financing for the Gilroy Power Plant in April 1999, $2.8 million of repayments of other non-recourse project financing, and $65.4 million of financing costs. The increase in cash provided from financing activities in 1999 is primarily due to the debt and equity offerings issued during 1999, as well as the HIGH TIDES issued by a subsidiary trust in 1999.

     At December 31, 1999, cash and cash equivalents were $349.4 million and working capital was $251.1 million. For 1999, cash and cash equivalents increased by $252.8 million and working capital increased by $164.2 million as compared to December 31, 1998. The increases in cash and cash equivalents and working capital in 1999 is primarily attributable to the equity offering issued in October 1999, as well as the HIGH TIDES issued by a subsidiary trust in October 1999.

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

     We continue to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, borrowings available under the lines of credit, access to the capital markets and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

  Credit Facilities (see Note 5 to the Notes to Consolidated Financial
Statements)

     At December 31, 1999, we had a $100.0 million revolving credit facility available with a consortium of commercial lending institutions. We had no borrowings and $28.8 million of letters of credit outstanding under this credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin.

     At December 17, 1999, we, through our acquisition of CGCA, assumed a $25.0 million revolving credit facility with MeesPierson Capital Corporation. As of December 31, 1999, all of the available credit under this facility was outstanding. Interest is variable based upon, at our option, LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%.

     At December 31, 1999, we had a credit agreement for $1.0 billion with a consortium of banks with the lead arranger being The Bank of Nova Scotia and the lead arranger syndication agent being Credit Suisse First Boston. We had no borrowings outstanding under this facility. Borrowings under this facility bear interest, at our option, at the prime commercial lending rate, the Federal Funds Rate plus 0.50% or LIBOR.

     On October 1, 1999, we completed the acquisition of Sheridan Energy, a natural gas exploration and production company, through a $38.8 million cash tender offer. Sheridan Energy, at December 31, 1999, maintains a borrowing base facility of $24.5 million with Bank One, Texas, N.A. As of December 31, 1999, Sheridan had total borrowings outstanding of $24.3 million with a final maturity of December 31, 2001. Sheridan may elect to borrow at Bank One's stated rate, or LIBOR plus 2.5%, or a combination thereof.

     In conjunction with the acquisition of certain properties located in California, Bank One extended a separate borrowing base facility of $74.6 million as of December 31, 1999 to Sheridan California Energy, Inc, a wholly owned subsidiary of Sheridan Energy. As of December 31, 1999, there was $73.5 million outstanding under the SCEI facility with a final maturity of December 31, 2001.

  Project Financing (see Note 6 to the Notes to Consolidated Financial
Statements)

     On January 4, 1999, the Company entered into a Credit Agreement with ING (U.S.) Capital LLC to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena Power Plant expansion. As of December 31, 1999, $154.8 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin, and is payable quarterly.

     On December 17, 1999, we acquired CGCA, which owns 100% of the debt of Morris LLC. On September 15, 1997, Morris entered into a construction and term loan agreement to provide non-recourse project financing for a major portion of the Morris Project. The agreement provides $85.6 million of 20-month construction loan commitments and $5.4 million in letter of credit commitments. As of December 31, 1999, $85.6 million was outstanding as a construction loan under the agreement and no amounts were pledged under the letter of credit. Interest on the construction loan is variable based on, at our option, either the base rate, as defined in the construction and term loan agreement, or LIBOR plus 0.75%.

     On December 17, 1999, we acquired CGCA, which owns 100% of the Newark and Parlin Power Plants. We have $125.3 million outstanding on a 15 year non-recourse term loan which is a joint and severable liability of Newark and Parlin. The interest rate on the outstanding principal is variable based on, at our option, LIBOR plus 1.125% margin or a defined base rate plus 0.375% margin.

  Debt and Equity Offerings (see Notes 7, 8 and 9 to the Notes to Consolidated Financial Statements)

     On March 26, 1999, we completed a public offering of 12,000,000 shares of our common stock at $15.50 per share. The net proceeds from this public offering were approximately $177.1 million. In April 1999, we sold an additional 1,800,000 shares of common stock at $15.50 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

     On March 29, 1999, we completed a public offering of $250.0 million of our 7 5/8% Senior Notes Due 2006 and of our $350.0 million 7 3/4% Senior Notes Due 2009. After deducting underwriting discounts and expenses of the offering, the aggregate net proceeds from the sale of the Senior Notes were approximately $589.6 million. The Senior Notes Due 2006 bear interest at 7 5/8% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2006. The Senior Notes Due 2006 are not redeemable prior to maturity. The Senior Notes Due 2009 bear interest at 7 3/4% per year, payable semi-annually on April 15 and October 15 each year and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity.

     The net proceeds from the sale in March 1999 of the common stock, the Senior Notes Due 2006, and the Senior Notes Due 2009 were used as follows: (i) $120.6 million to refinance indebtedness relating to the Gilroy Power Plant,
(ii) $77.6 million to repay indebtedness under a bridge facility provided by Credit Suisse First Boston to finance a portion of the purchase price to acquire the steam fields that service the Sonoma County power plants, (iii) $50.0 million to repay outstanding borrowings under our revolving credit facility,
(iv) $25.0 million to complete the expansion of the Clear Lake Power Plant, (v) approximately $400.0 million to finance a portion of power generation facilities currently under construction and the projects currently under development, and
(vi) the remaining $120.2 million were used for general corporate purposes. Transaction costs incurred in connection with the Senior Notes offering were recorded as a deferred charge and are amortized over the respective lives of the Senior Notes Due 2006 and the Senior Notes Due 2009 using the effective interest rate method.

     In October 1999, we completed a public offering of 8,280,000 shares of our common stock at $46.31 per share and 5,520,000 1999 5 3/4% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $636.7 million of aggregate net proceeds to Calpine.

     The net proceeds from the sale in October 1999 of the common stock and HIGH TIDES were used to finance power projects under development and construction. In addition, we used $137.3 million of the net proceeds to complete the acquisition of 80% of CGCA. The remaining net proceeds will be used for working capital and general corporate purposes.

  Senior Notes

     At December 31, 1999, we also had $105.0 million of outstanding 9 1/4% Senior Notes Due 2004, which mature on February 1, 2004, with interest payable semi-annually on February 1 and August 1 of each year. In addition, we had $171.8 million of outstanding 10 1/2% Senior Notes Due 2006, which mature on May 15, 2006, with interest payable semi-annually on May 15 and November 15 of each year. During 1997, we issued $275.0 million of 8 3/4% Senior Notes Due 2007, which mature on July 15, 2007, with interest payable semi-annually on January 15 and July 15 of each year. During 1998, we issued $400.0 million of 7 7/8% Senior Notes Due 2008, which mature on April 1, 2008, with interest payable semi-annually on April 1 and October 1 of each year.

OUTLOOK

     Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power industry, primarily through our active development and acquisition programs. In pursuing our proven growth strategy, we utilize our extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which we believe provide us with a competitive advantage. The key elements of our strategy are as follows:

     - Development of new and expansion of existing power plants. We are actively pursuing the development of new and expansion of existing highly efficient, low-cost, gas-fired power plants that replace old and inefficient generating facilities and meet the demand for new generation. Our strategy is to develop power plants in strategic geographic locations that enable us to leverage existing power generation assets and operate the power plants as integrated electric generation systems. This allows us to achieve significant operating synergies and efficiencies in fuel procurement, power marketing and operations and maintenance.

       We currently have twelve new projects under construction, representing an additional 5,935 megawatts of capacity. Of these new projects, we are expanding our Pasadena facility by 545 megawatts to 785 megawatts and the Morris facility by 50 megawatts to 167 megawatts. We have ten new power plants under construction, including the Baytown Power Plant in Texas; Tiverton Power Plant in Rhode Island; the Rumford Power Plant in Maine; the Westbrook Power Plant in Maine; the Sutter Power Plant in California; the Los Medanos Power Plant in California; the South Point Power Plant in Arizona; the Magic Valley Power Plant in Texas; the Lost Pines I Power Plant in Texas; and the Aries Power Plant in Missouri. We have also announced plans to develop twelve additional power generation facilities, totaling 7,990 megawatts, in California, Mississippi, Connecticut, Florida, Texas, Alabama, Oregon, Arizona and Pennsylvania.

     - Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent acquisition criteria and provide significant potential for revenue, cash flow and earnings growth, and that provide the opportunity to enhance the operating efficiencies of the plants. We have significantly expanded and diversified our project portfolio through the acquisition of power generation facilities through the completion of 41 acquisitions to date.

     - Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to an aggregate of 54 power plants with an aggregate capacity of approximately 10,208 megawatts, after completion of our projects currently under construction. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation industry.

RISK FACTORS

     We have substantial indebtedness that we may be unable to service and that restricts our activities. We have substantial debt that we incurred to finance the acquisition and development of power generation facilities. As of December 31, 1999, our total consolidated indebtedness was $2.1 billion, our total consolidated assets were $4.0 billion and our stockholders' equity was $964.6 million. Whether we will be able to meet our debt service obligations and to repay our outstanding indebtedness will be dependent primarily upon the performance of our power generation facilities.

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

     The operating and financial restrictions and covenants in our existing debt agreements, including the indentures relating to our $1.6 billion aggregate principle amount of senior notes, our $1.0 billion revolving credit facility, and our $100.0 million revolving credit facility, contain restrictive covenants. Among other things, these restrictions limit or prohibit our ability to:

     - incur indebtedness,

     - make prepayments of indebtedness in whole or in part,

     - pay dividends,

     - make investments,

     - engage in transactions with affiliates,

     - create liens,

     - sell assets, and

     - acquire facilities or other businesses.

     Also, if our management or ownership changes, the indentures governing our senior notes may require us to make an offer to purchase our senior notes. We cannot assure you that we will have the financial resources necessary to purchase our senior notes in this event.

     We believe that our cash flow from operations, together with other available sources of funds, including borrowings under our existing borrowing arrangements, will be adequate to pay principal and interest on our senior notes and other debt and to enable us to comply with the terms of our indentures and other debt agreements. If we are unable to comply with the terms of our indentures and other debt agreements and fail to generate sufficient cash flow from operations in the future, we may be required to refinance all or a portion of our senior notes and other debt or to obtain additional financing. However, we may be unable to refinance or obtain additional financing because of our high levels of debt and the debt incurrence restrictions under our indentures and other debt agreements. If cash flow is insufficient and refinancing or additional financing is unavailable, we may be forced to default on our senior notes and other debt obligations. In the event of a default under the terms of any of our indebtedness, the debt holders may accelerate the maturity of our obligations, which could cause defaults under our other obligations.

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

     Our subsidiaries and other affiliates are separate and distinct legal entities and have no obligation to pay any amounts due on our senior notes, and do not guarantee the payment of interest on or principal of these notes. The right of our senior note holders to receive any assets of any of our subsidiaries or other affiliates upon our liquidation or reorganization will be subordinated to the claims of any subsidiaries' or other affiliates' creditors (including trade creditors and holders of debt issued by our subsidiaries or affiliates). As of December 31, 1999, our subsidiaries had $365.7 million of non-recourse project financing. We intend to utilize non-recourse project financing, when appropriate in the future, and this financing will be effectively senior to our senior notes.

     While the indentures impose limitations on our ability and the ability of our subsidiaries to incur additional indebtedness, the indentures do not limit the amount of non-recourse project financing that our subsidiaries may incur to finance the acquisition and development of new power generation facilities.

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

     Financing for new facilities may not be available to us on acceptable terms in the future. We have financed our existing power generation facilities using a variety of leveraged financing structures, primarily consisting of senior unsecured indebtedness, non-recourse project financing and lease obligations. As of December 31, 1999, we had approximately $2.1 billion of total consolidated indebtedness, $365.7 million of non-recourse project financing, and $110.8 million of notes payable. Each non-recourse project financing and lease obligation is structured to be fully paid out of cash flow provided by the facility or facilities. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility. While we intend to utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. We do not believe the existence of non-recourse or lease financing will significantly affect our ability to continue to borrow funds in the future in order to finance new facilities. However, it is possible that we may be unable to obtain the financing required to develop our power generation facilities on terms satisfactory to us.

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

     Our power generation facilities may not operate as planned. Upon completion of our projects currently under construction, we will operate 44 of the 54 power plants in which we will have an interest. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. Although from time to time our power generation facilities have experienced equipment breakdowns or failures, these breakdowns or failures have not had a significant effect on the operation of the facilities or on our results of operations. As of December 31, 1999, our gas-fired and geothermal power generation facilities have operated at an average availability of approximately 95% and 95%, respectively. Although our facilities contain various redundancies and back-up mechanisms, a breakdown or failure may prevent the affected facility from performing under applicable power sales agreements. In addition, although insurance is maintained to protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to service principal and interest payments under our financing obligations which could result in losing our interest in the power generation facility.

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

     We depend on our electricity and thermal energy customers. A majority of our power generation facilities currently rely on one or more power sales agreements with one or more utilities or other customers for all or substantially all of such facility's revenue. In addition, sales of electricity to two utility customers during 1999, PG&E and Texas Utilities Electric Company, comprised approximately 47% of our total revenue that year. The loss of any one power sales agreement with any of these customers could have a negative effect on our results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales agreement could have a negative effect on the cash flow available to us and on our results of operations.

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

     Our operations are potentially subject to the provisions of various energy laws and regulations, including the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and state and local regulations. PUHCA provides for the extensive regulation of public utility holding companies and their subsidiaries. PURPA provides to qualifying facilities ("QFs") (as defined under PURPA) and owners of QFs certain exemptions from certain federal and state regulations, including rate and financial regulations.

     Under present federal law, we are not subject to regulation as a holding company under PUHCA, and will not be subject to such regulation as long as the plants in which we have an interest (1) qualify as QFs, (2) are subject to another exemption or waiver or (3) qualify as exempt wholesale generators ("EWG") under the Energy Policy Act of 1992. In order to be a QF, a facility must be not more than 50% owned by an electric utility company or electric utility holding company. In addition, a QF that is a cogeneration facility, such as the plants in which we currently have interests, must produce electricity as well as thermal energy for use in an industrial or commercial process in specified minimum proportions. The QF also must meet certain minimum energy efficiency standards. Generally, any geothermal power facility which produces up to 80 megawatts of electricity and meets PURPA ownership requirements is considered a QF.

     If any of the plants in which we have an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, we could become a public utility holding company, which could subject us to significant federal, state and local regulation, including rate regulation. If we become a holding company, which could be deemed to occur prospectively or retroactively to the date that any of our plants loses its QF status, all our other power plants could lose QF status because, under FERC regulations, a QF cannot be owned by an electric utility or electric utility holding company. In addition, a loss of QF status could, depending on the particular power purchase agreement, allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Such events could adversely affect our ability to service our indebtedness, including our senior notes. See "Business -- Government Regulation -- Federal Energy Regulation -- Federal Power Act Regulation."

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from QFs at prices based on avoided costs of energy. We do not know whether this legislation will be passed or, if passed, what form it may take. We cannot provide assurance that any legislation passed would not adversely affect our existing domestic projects.

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

     We may be unable to obtain an adequate supply of natural gas in the future. To date, our fuel acquisition strategy has included various combinations of our own gas reserves, gas prepayment contracts and short-, medium- and long-term supply contracts. In our gas supply arrangements, we attempt to match the fuel cost with the fuel component included in the facility's power sales agreements in order to minimize a project's exposure to fuel price risk. We believe that there will be adequate supplies of natural gas available at reasonable prices for each of our facilities when current gas supply agreements expire. However, gas supplies may not be available for the full term of the facilities' power sales agreements, and gas prices may increase significantly. If gas is not available, or if gas prices increase above the fuel component of the facilities' power sales agreements, there could be a negative impact on our results of operations.

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

     Seismic disturbances could damage our projects. Areas where we operate and are developing many of our geothermal and gas-fired projects are subject to frequent low-level seismic disturbances. More significant seismic disturbances are possible. Our existing power generation facilities are built to withstand relatively significant levels of seismic disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious seismic disturbances. Additionally, insurance may not continue to be available to us on commercially reasonable terms.

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

     The market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

YEAR 2000 COMPLIANCE

     The "Year 2000 problem" refers to the fact that some computer hardware, software and embedded systems were designed to read and store dates using only the last two digits of the year. The problem is further complicated by the fact that year 2000 is a leap year and computer systems may fail to recognize it as such.

     We have coordinated our efforts to address the Year 2000 problem through a Year 2000 Project Team comprised of representatives from each business unit and our Year 2000 Project Office. The Year 2000 Project Office has been charged with addressing additional Year 2000 related issues including, but not limited to, business continuation and other contingency planning.

     In addition, we have been working with the Electric Power Research Institute, a consortium of power companies, including investor-owned utilities, to coordinate vendor contacts and product evaluation. Because many embedded systems are similar across utilities, we believe that this concerted effort helped to reduce total time expended in this area and helped to ensure that our efforts were consistent with the efforts and practices of other power companies and utilities.

     As of February 4, 2000, we are not aware of any Year 2000 problem in any of our critical corporate applications, non-information technology/embedded systems, end-user computing systems or business partners' and vendors' systems. In addition, we have not received any notification from any of our critical business partners or vendors of any Year 2000-related disruption in their business. However, the success to date of our Year 2000 efforts and the efforts of our critical third party vendors or business partners cannot guarantee that there will not be a material adverse effect on our business should a Year 2000 problem manifest or become apparent in the future.

     Costs. The costs of expected modifications were estimated at approximately $1.7 million, which were charged to expense as incurred. For the year ended December 31, 1999, approximately $529,000 was charged to expense. Any remaining costs to be incurred in 2000 will not be material, and will be funded through operating cash flow.

     Risks. Although we have not experienced and do not foresee having a Year 2000 problem, if our systems encounter unforeseen Year 2000 problems, or if one or more of our significant third party business partners or vendors is unable to provide services due to a Year 2000 problem, we could experience a disruption of operations resulting in increased operating costs, loss of revenues and other adverse effects, but we do not expect any of these circumstances will have a material adverse effect on our financial position or results of operations.

FINANCIAL MARKET RISKS

     From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of December 31, 1999 (in thousands):

                                              NOTIONAL      WEIGHTED
                                              PRINCIPAL      AVERAGE          FAIR
               MATURITY DATE                   AMOUNT     INTEREST RATE   MARKET VALUE
               -------------                  ---------   -------------   ------------
   2000.....................................  $ 22,900         8.2%          $ (195)
   2001.....................................    20,000         5.5%             225
   2009.....................................    65,000         6.1%           3,725
   2011.....................................    63,860         6.9%             202
   2013.....................................    73,095         7.2%            (461)
   2014.....................................    76,738         6.7%           1,235
                                              --------         ---           ------
          Total.............................  $321,593         6.8%          $4,731
                                              ========         ===           ======

     Short-term investments. As of December 31, 1999, we have short-term investments of $230.7 million. These short-term investments consist of highly liquid investments with maturities less than three months. These investments are subject to interest rate risk and will increase in value if market interest rates increase. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will reduce our interest income.

     Outstanding debt. As of December 31, 1999, we have outstanding debt of approximately $2.1 billion primarily made up of $1.6 billion of senior notes, $365.7 million of non-recourse project financing, $122.8 million in borrowings under lines of credit, and $13.4 million of notes payable. As of December 31, 1999, our non-recourse project financing had a floating interest rate of 6.11%. Our outstanding long-term Senior Notes as of December 31, 1999 are as follows (in thousands):

                                             CARRYING                        FAIR
              MATURITY DATE                   AMOUNT     INTEREST RATE   MARKET VALUE
              -------------                 ----------   -------------   ------------
   2004...................................  $  105,000      9 1/4%        $  106,050
   2006...................................     171,750     10 1/2%           180,939
   2006...................................     250,000      7 5/8%           238,050
   2007...................................     275,000      8 3/4%           275,963
   2008...................................     400,000      7 7/8%           384,600
   2009...................................     350,000      7 3/4%           320,950
                                            ----------                    ----------
          Total...........................  $1,551,750                    $1,506,552
                                            ==========                    ==========

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our analysis of the impact of adopting SFAS No. 133 on the financial statements and have not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase the volatility of our earnings.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors
and Stockholders of Calpine Corporation:

     We have audited the accompanying consolidated balance sheets of Calpine Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calpine Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 31, 2000

                      CALPINE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 1999         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $  349,371   $   96,532
  Accounts receivable, net of allowance of $3,343 and
     $238...................................................     127,485       79,743
  Inventories...............................................      16,417       14,194
  Other current assets......................................      33,135       19,034
                                                              ----------   ----------
          Total current assets..............................     526,408      209,503
                                                              ----------   ----------
Property, plant and equipment, net..........................   2,866,447    1,094,303
Investments in power projects...............................     284,834      221,509
Project development costs...................................      24,018       17,001
Notes receivable............................................      23,548       10,899
Restricted cash.............................................      43,615       14,454
Deferred financing costs....................................      54,215       22,789
Other assets................................................     168,521      138,488
                                                              ----------   ----------
          Total assets......................................  $3,991,606   $1,728,946
                                                              ==========   ==========
                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit, current portion..........  $   35,832   $       --
  Non-recourse project financing, current portion...........       8,603        5,450
  Notes payable, current portion............................       3,035           --
  Accounts payable..........................................      84,353       53,190
  Income taxes payable......................................       8,835           --
  Accrued payroll and related expenses......................      24,345        9,588
  Accrued interest payable..................................      37,058       25,600
  Other current liabilities.................................      73,250       28,751
                                                              ----------   ----------
          Total current liabilities.........................     275,311      122,579
                                                              ----------   ----------
Borrowings under line of credit, net of current portion.....      86,918           --
Non-recourse project financing, net of current portion......     357,137      114,190
Senior notes................................................   1,551,750      951,750
Notes payable, net of current...............................      10,385           --
Deferred income taxes, net..................................     291,458      159,788
Deferred lease incentive....................................      64,245       67,814
Other liabilities...........................................      57,352       25,859
                                                              ----------   ----------
          Total liabilities.................................   2,694,556    1,441,980
                                                              ----------   ----------
Commitments and contingencies (see Note 15).................
Company-obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust................     270,713           --
Minority interests..........................................      61,705           --
                                                              ----------   ----------
Stockholders' equity:
  Preferred stock $0.001 par value per share; authorized
     10,000,000 shares; none issued and outstanding in 1999
     and 1998...............................................          --           --
  Common stock, $0.001 par value per share; authorized
     100,000,000 shares; issued and outstanding 63,053,920
     shares in 1999 and 40,323,162 shares in 1998...........          63           40
  Additional paid-in capital................................     751,404      168,854
  Retained earnings.........................................     213,165      118,072
                                                              ----------   ----------
          Total stockholders' equity........................     964,632      286,966
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,991,606   $1,728,946
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999        1998        1997
                                                             --------    --------    --------
Revenue:
  Electricity and steam sales..............................  $760,325    $507,897    $237,277
  Service contract revenue.................................    43,773      20,249      10,177
  Income from unconsolidated investments in power
     projects..............................................    36,593      25,240      15,819
  Interest income on loans to power projects...............     1,226       2,562      13,048
  Other revenue............................................     5,818          --          --
                                                             --------    --------    --------
          Total revenue....................................   847,735     555,948     276,321
                                                             --------    --------    --------
Cost of revenue:
  Fuel expenses............................................   268,734     181,593      44,558
  Plant operating expenses.................................   118,334      74,486      27,808
  Depreciation expense.....................................    82,812      73,988      47,501
  Production royalties.....................................    13,767      10,714      10,803
  Operating lease expenses.................................    33,594      17,129      14,031
  Service contract expenses................................    40,236      17,417       8,607
                                                             --------    --------    --------
          Total cost of revenue............................   557,477     375,327     153,308
                                                             --------    --------    --------
     Gross profit..........................................   290,258     180,621     123,013
Project development expenses...............................    10,712       7,165       7,537
General and administrative expenses........................    53,044      26,780      18,289
                                                             --------    --------    --------
     Income from operations................................   226,502     146,676      97,187
Interest expense...........................................    91,162      86,726      61,466
Distributions on trust preferred securities................     2,565          --          --
Interest income............................................   (24,106)    (12,348)    (14,285)
Other income...............................................    (1,335)     (1,075)     (3,153)
                                                             --------    --------    --------
     Income before provision for income taxes..............   158,216      73,373      53,159
Provision for income taxes.................................    61,973      27,054      18,460
                                                             --------    --------    --------
     Income before extraordinary charge....................    96,243      46,319      34,699
Extraordinary charge net of tax benefit of $793, $441 and
  $--......................................................     1,150         641          --
                                                             --------    --------    --------
     Net income............................................  $ 95,093    $ 45,678    $ 34,699
                                                             ========    ========    ========
Basic earnings per common share:
  Weighted average shares of common stock outstanding......    52,328      40,242      39,892
  Income before extraordinary charge.......................  $   1.84    $   1.15    $   0.87
  Extraordinary charge.....................................  $  (0.02)   $  (0.01)   $     --
  Net income...............................................  $   1.82    $   1.14    $   0.87
Diluted earnings per common share:
  Weighted average shares of common stock outstanding......    55,661      42,328      42,032
  Income before extraordinary charge.......................  $   1.73    $   1.09    $   0.83
  Extraordinary charge.....................................  $  (0.02)   $  (0.01)   $     --
  Net income...............................................  $   1.71    $   1.08    $   0.83

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             ADDITIONAL
                                                   COMMON     PAID-IN      RETAINED
                                                   STOCK      CAPITAL      EARNINGS     TOTAL
                                                   ------    ----------    --------    --------
Balance, December 31, 1996.......................   $40       $165,392     $ 37,695    $203,127
  Issuance of 434,610 shares of common stock,
     net.........................................    --          1,022           --       1,022
  Tax benefit from stock options exercised and
     other.......................................    --          1,108           --       1,108
  Net income.....................................    --             --       34,699      34,699
                                                    ---       --------     --------    --------
Balance, December 31, 1997.......................    40        167,522       72,394     239,956
                                                    ---       --------     --------    --------
  Issuance of 201,752 shares of common stock,
     net.........................................    --          1,110           --       1,110
  Tax benefit from stock options exercised and
     other.......................................    --            222           --         222
  Net income.....................................    --             --       45,678      45,678
                                                    ---       --------     --------    --------
Balance, December 31, 1998.......................    40        168,854      118,072     286,966
                                                    ---       --------     --------    --------
  Issuance of 22,730,758 shares of common stock,
     net.........................................    23        576,573           --     576,596
  Tax benefit from stock options exercised and
     other.......................................    --          5,977           --       5,977
  Net income.....................................    --             --       95,093      95,093
                                                    ---       --------     --------    --------
Balance, December 31, 1999.......................   $63       $751,404     $213,165    $964,632
                                                    ===       ========     ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1999          1998         1997
                                                              -----------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $    95,093    $  45,678    $  34,699
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       87,210       74,285       46,819
    Deferred income taxes, net..............................       47,944       13,554       15,082
    Income from unconsolidated investments in power
      projects..............................................      (36,593)     (25,240)     (15,819)
    Distributions from unconsolidated power projects........       43,318       27,717       21,042
    Loss on sale of assets..................................        1,058           --           --
    Change in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................      (17,258)      10,172        7,249
      Notes receivable......................................      (13,919)          --           --
      Other current assets..................................       (8,555)      24,012       (9,936)
      Other assets..........................................       (9,153)     (28,968)     (13,203)
      Accounts payable......................................       15,867       (4,913)       6,787
      Accrued expenses......................................       59,000       22,397       10,677
      Other liabilities.....................................           71        5,885        3,156
                                                              -----------    ---------    ---------
         Net cash provided by operating activities..........      264,083      164,579      106,553
                                                              -----------    ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............     (929,723)     (98,220)    (107,094)
  Proceeds from sale and leaseback of plant.................       71,236          559           --
  Acquisitions, net of cash acquired........................     (540,587)    (305,263)    (209,639)
  Advances to joint ventures................................      (18,111)          --           --
  Decrease (increase) in notes receivable...................        1,270       18,967     (120,604)
  Maturities of collateral securities.......................        1,850        6,030        5,350
  Project development costs.................................      (77,568)     (23,206)     (11,938)
  Decrease in restricted cash...............................        1,216        1,130       43,675
                                                              -----------    ---------    ---------
         Net cash used in investing activities..............   (1,490,417)    (400,003)    (400,250)
                                                              -----------    ---------    ---------
Cash flows from financing activities:
  Borrowings from line of credit............................           --           --       14,300
  Repayment of borrowings from line of credit...............           --           --      (14,300)
  Borrowings from non-recourse project financing............      155,760       57,874      131,600
  Repayments of non-recourse project financing..............     (123,386)    (162,145)    (144,529)
  Proceeds from notes payable and short-term borrowings.....      163,675           --           --
  Repayments of notes payable and short-term borrowings.....     (129,721)          --       (7,131)
  Proceeds from issuance of Senior Notes....................      600,000      400,000      275,000
  Repurchase of Senior Notes................................           --       (8,250)          --
  Proceeds from Company-obligated mandatorily redeemable
    convertible preferred securities of a subsidiary
    trust...................................................      276,000           --           --
  Proceeds from equity offerings............................      597,368           --           --
  Proceeds from issuance of common stock....................        2,939        1,110        1,022
  Write-off of deferred financing costs.....................        1,943           --           --
  Financing costs...........................................      (65,405)      (5,146)      (9,722)
                                                              -----------    ---------    ---------
         Net cash provided by financing activities..........    1,479,173      283,443      246,240
                                                              -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........      252,839       48,019      (47,457)
Cash and cash equivalents, beginning of period..............       96,532       48,513       95,970
                                                              -----------    ---------    ---------
Cash and cash equivalents, end of period....................  $   349,371    $  96,532    $  48,513
                                                              ===========    =========    =========
Cash paid during the year for:
  Interest..................................................  $   117,376    $  71,971    $  42,746
  Income taxes..............................................  $    16,116    $   2,167    $   9,795

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the generation of electricity in the United States. In pursuing this single business strategy, the Company is involved in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in and operates gas-fired cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in northern California, Washington, Texas, Illinois, Oklahoma and various locations on the East Coast. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is primarily sold to governmental and industrial users.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include accounts of the Company. Wholly-owned and majority-owned subsidiaries are consolidated. Less-than-majority-owned subsidiaries and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership or according to the terms of the appropriate partnership agreement (see Note 4). All significant intercompany accounts and transactions are eliminated in consolidation. Prior to the Company's acquisition of Unocal's interest in its Geysers geothermal properties on March 19, 1999, the Company used the proportionate consolidation method to account for Thermal Power Company's ("TPC's") 25% ownership in jointly owned geothermal properties.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to future development costs and useful lives of the generation facilities (see Property, Plant and Equipment, net).

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

     Inventories -- Operating supplies are valued at the lower of cost or market. Cost for large replacement parts estimated to be used within one year is determined using the specific identification method. For the remaining supplies and spare parts, cost is determined using the weighted average cost method.

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

     Geothermal costs, including an estimate of future development costs to be incurred and the estimated costs to dismantle, are amortized by the units of production method based on the estimated total productive output over the estimated useful lives of the related steam fields. Depreciation of the buildings and roads is

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

computed using the straight-line method over their estimated useful lives. It is reasonably possible that the estimate of useful lives, total units of production or total capital costs to be amortized using the units of production method could differ materially in the near term from the amounts assumed in arriving at current depreciation expense. These estimates are affected by such factors as the ability of the Company to continue selling electricity to customers at estimated prices, changes in prices of alternative sources of energy such as hydro-generation and gas, and changes in the regulatory environment.

     Gas-fired power production facilities include cogeneration plants and related equipment and are stated at cost. Depreciation is recorded utilizing the straight-line method over the estimated original useful life of up to 38 years. The value of the above-market pricing provided in power sales agreements acquired is recorded in property, plant and equipment, net and is amortized over the above-market pricing period in the power sales agreement with lives of 3 to 23 years. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in results of operations.

     As of December 31, 1999 and 1998, the components of property, plant and equipment, net are as follows (in thousands):

                                                         1999          1998
                                                      ----------    ----------
Geothermal properties...............................  $  366,059    $  312,139
Oil and gas properties..............................     214,794            --
Buildings, machinery and equipment..................   1,215,063       653,865
Power sales agreements..............................     145,957       145,957
Gas contracts.......................................     122,593       122,561
Other assets........................................      78,735        18,955
                                                      ----------    ----------
                                                       2,143,201     1,253,477
Less: accumulated depreciation and amortization.....    (227,059)     (203,984)
                                                      ----------    ----------
                                                       1,916,142     1,049,493
Land................................................       3,419         1,590
Construction in progress............................     946,886        43,220
                                                      ----------    ----------
Property, plant and equipment, net..................  $2,866,447    $1,094,303
                                                      ==========    ==========

     Construction in progress is primarily attributable to the projects under development during 1999 and 1998.

     Capitalized Interest -- The Company capitalizes interest on projects during the development and construction period. For the years ended December 31, 1999, 1998 and 1997 the Company capitalized $47.3 million, $7.0 million and $6.2 million, respectively, of interest in connection with the development and construction of power plants.

     Project Development Costs -- The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. Outside services and other third party costs are capitalized for acquisition projects. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and amortized over the estimated useful life of the project. Capitalized project costs are charged to expense if the Company determines that the project is impaired.

     Restricted Cash -- The Company is required to maintain cash balances that are restricted by provisions of its debt agreements, lease agreements and by regulatory agencies. The Company's debt agreements specify

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

restrictions based on debt service payments and drilling costs. Regulatory agencies require cash to be restricted to ensure that funds will be available to restore property to its original condition. Restricted cash is invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents for the purposes of the consolidated statements of cash flows.

     Deferred Financing Costs -- Costs incurred in connection with obtaining financing are deferred and amortized using the effective interest rate method. The amortization periods range from 4 to 24 years.

     Stock Split -- On September 20, 1999, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend, effective October 7, 1999, payable to stockholders of record on September 28, 1999. Par value remains at $0.001 per share as a result of transferring $27,000 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

     Revenue Recognition -- Revenue from electricity and steam sales is recognized upon transmission to the customer. Revenues from contracts entered into or acquired since May 1992 are recognized at the lesser of amounts billable under the contract or amounts recognizable at an average rate over the term of the contract. The Company's power sales agreements related to Calpine Geysers Company ("CGC") were entered into prior to May 1992. Had the Company applied the methodology described above to the CGC power sales agreements, the revenues recorded for the years ended December 31, 1999 would have been approximately $24.2 million higher and the revenues for the years ended December 31, 1998 and 1997 would have been approximately $4.7 million and $20.1 million lower, respectively.

     Calpine Gilroy Cogen, LP ("Gilroy") has a long-term power purchase agreement ("PPA") with Pacific, Gas and Electric Company ("PG&E") for the sale of energy through 2018. The terms of the PPA provided for 120 megawatts of firm capacity and a bonus payment. On December 2, 1999, the California Public Utilities Commission approved the termination of the PPA between Gilroy and PG&E. Under terms of the termination, PG&E and Gilroy are each released from any further performance under the PPA effective November 1, 2002. PG&E is obligated to pay Gilroy a maximum nominal total of $303.6 million for firm, bonus and as delivered capacity, which consists of 140 monthly termination payments not to exceed $20.7 million per year, from February 2002 to September 2014. Gilroy will record a portion of the present value of the monthly termination payments in each month following September 1999 through August 2002 as revenue.

     The Company performs operations and maintenance services for some of the projects in which it has an interest. Revenue from investees is recognized as service contract revenue on these contracts when the services are performed.

     The Company also recognizes revenue from power marketing activities through its wholly owned subsidiary, Calpine Power Services Company ("CPSC"). Revenue generated from CPSC through sales of purchased power to third parties is also recorded as service contract revenue.

     Revenue from the sale of crude oil is recognized upon the passage of title, net of royalties. Revenue from natural gas production is recognized using the sales method, net of royalties.

     Oil and Gas Properties -- The Company follows the successful efforts method of accounting for oil and natural gas operations. Under the successful efforts method, capitalized costs relating to proved properties are amortized using the units-of-production method based on estimated proven reserves. The cost of unsuccessful exploration wells is charged to operations.

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Company's cash accounts are generally held in FDIC insured banks. The Company's accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the United States (see Note 13). The Company generally does not require collateral for accounts receivable.

     Derivative Financial Instruments -- The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations. The instruments' cash flows mirror those of the underlying exposure. Unrealized gains and losses relating to the instruments are being deferred over the lives of the contracts. The premiums paid on the instruments, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these instruments are being amortized over the respective lives of the underlying transaction or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Cash flows from swap contracts accounted for as hedges are classified in the same category as the item being hedged.

     Power Marketing and Oil and Gas Operations -- The Company, through its wholly owned subsidiary CPSC, markets power and energy services to utilities, wholesalers, and end users. CPSC provides these services by entering into contracts to purchase or supply electricity at specified delivery points and specified future dates. In some cases, CPSC utilizes financial instruments to manage its exposure to electricity price fluctuations. On December 31, 1999, CPSC held swap contracts with several entities in order to hedge electricity prices. Additionally, the Company or its subsidiaries in some cases uses financial instruments to manage its exposure to oil and gas price fluctuations.

     At December 31, 1999, the Company had positions with a net fair value of $440,000 to protect the Company against the risks of fluctuating market prices. The Company actively manages its positions, and it is the Company's policy to not have any speculative positions. Net gains and losses related to commodity swap contracts are recognized when realized. The Company's credit risk associated with power and fuel contracts results from the risk-of-loss on non-performance by counter parties. The Company reviews and assesses counter party risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counter parties.

     New Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis on the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase the volatility of the Company's earnings.

     Reclassifications -- Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 3. ACQUISITIONS AND SALE AND LEASEBACK TRANSACTIONS

     The following acquisitions, accounted for as purchases, and the additional investment in Aidlin were consummated during the year ended December 31, 1999:

  Unocal Transaction

     On March 19, 1999, the Company acquired Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.2 million. The steam fields fuel the Company's power plants located at the Geysers, California. See below.

  PG&E Transactions

     On May 7, 1999, the Company completed the acquisition of 12 Sonoma County and 2 Lake County power plants, located at the Geysers, California from Pacific Gas & Electric Company ("PG&E") for approximately $212.8 million. These plants have a combined capacity of approximately 694 megawatts of electricity. All of the electricity generated from these facilities is sold into the California energy market, with the exception of megawatts sold under an agreement entered into on April 29, 1999 with Commonwealth Energy Corporation as follows: 75 megawatts in 1999, 100 megawatts in 2000 and 125 megawatts in 2001 through June 2002.

     Concurrently with the acquisition, the Company entered into a sale and leaseback financing transaction for these facilities, as well as the Sonoma power plant acquired from the Sacramento Municipal Utility District in 1998. Under the terms of the lease, the Company received $18.5 million in net proceeds and recorded a deferred gain of $15.2 million, which is being amortized as a reduction of operating lease expense over the term of the lease through 2022 (See Note 15).

  Aidlin Transaction

     On August 31, 1999, the Company completed the acquisition of an additional 50% interest in the Aidlin Power Plant ("Aidlin") from Edison Mission Energy and General Electric Capital Corporation for a total purchase price of $7.2 million. The Company previously owned a 5% interest in Aidlin.

  Calistoga and Silverado Transactions

     On October 19, 1999, the Company purchased the Calistoga Power Plant, the Silverado steam fields and related assets from FPL Energy and Caithness Corporation for $77.9 million. Additionally, on November 5, 1999, the Company entered into a sale and leaseback financing transaction for the Calistoga plant. Under the terms of the agreement, the Company received $52.8 million in net proceeds and did not record a deferred gain or loss. (See Note 15).

  Calpine Natural Gas Company Transaction

     On October 1, 1999, the Company completed the acquisition of Sheridan Energy Inc. ("Sheridan"), a natural gas exploration and production company, through a $38.8 million cash tender offer. The Company purchased the outstanding shares of Sheridan's common stock for $5.50 per share. In addition, the Company redeemed $11.9 million of outstanding preferred stock of Sheridan. Sheridan's oil and gas properties are primarily located in Northern California and the Gulf Coast region. Previously, the Company had acquired a 20% interest in Sheridan California Energy, Inc. from Sheridan for $14.9 million. As a result of the two aforementioned acquisitions, the Company now owns all of the assets of Sheridan and included the results in its Consolidated Financial Statements at December 31, 1999. The Company subsequently renamed Sheridan as Calpine Natural Gas Company ("CNGC"). The Company accounted for its investment in Sheridan under

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

the equity method until October 1, 1999. From October 1, 1999 through December 31, 1999, the results of CNGC's operations are consolidated.

  Cogeneration Corporation of America Transaction

     On December 17, 1999, the Company completed the acquisition of 80% of the common stock of Cogeneration Corporation of America, Inc. ("CGCA") for approximately $137.3 million with the remaining 20% being owned by NRG Energy Inc., a wholly owned subsidiary of Northern States Power. As a result of this acquisition the Company received an ownership interest in six natural gas-fired facilities totaling approximately 579 megawatts of capacity and has assumed operations of five of the plants.

  Vintage Transaction

     On December 31, 1999, but effective as of November 1, 1999, the Company acquired proven natural gas reserves and certain leasehold acreage from Vintage Petroleum, Inc. ("Vintage") of Tulsa, Oklahoma for approximately $71.5 million. The Company added the remaining 58.8% working interest in the Rio Vista Gas Unit and certain development acreage to its northern California gas portfolio. This new production utilizes the Company's Sacramento Basin gas pipeline system. The Company initially acquired a 40.7% working interest in the Rio Vista Gas Unit in October 1999 through its Sheridan acquisition.

  Pro Forma Effects of Acquisitions

     The table below reflects unaudited pro forma combined results of the Company, Unocal, the power plants acquired from PG&E, Sheridan, Calistoga, CGCA and Vintage as if the acquisitions had taken place at the beginning of fiscal year 1999 and 1998 (in thousands, except per share amounts):

                                                          1999         1998
                                                       ----------    --------
Total revenue........................................  $1,057,270    $833,422
Income before extraordinary charge...................     119,817      66,802
Net income...........................................     118,667      66,161
Net income per basic share...........................        2.27        1.64
Net income per diluted share.........................  $     2.13    $   1.56

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 1999 and 1998.

 4. UNCONSOLIDATED INVESTMENTS

     Investments, which are accounted for under the equity method, are as follows (in thousands):

                                                              DECEMBER 31,
                                             OWNERSHIP    --------------------
                                             INTEREST       1999        1998
                                             ---------    --------    --------
Tiverton Power Plant.......................    62.8%      $ 44,853    $ 40,945
Rumford Power Plant........................    66.7%        44,316      40,416
Aidlin Power Plant.........................      55%            --       2,635
Lost Pines Power Plant.....................      50%        41,609          --
Kennedy International Airport Power
  Plant....................................      50%        37,880      39,156
Dighton Power Plant........................      50%        14,875      17,970
Grays Ferry................................      40%        21,875          --
Stony Brook Power Plant....................      50%        21,477      20,933

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              DECEMBER 31,
                                             OWNERSHIP    --------------------
                                             INTEREST       1999        1998
                                             ---------    --------    --------
Auburndale Power Plant.....................      50%        19,565      23,527
Gordonsville Power Plant...................      50%        16,496      16,197
Lockport Power Plant.......................    11.4%        12,406      11,858
Bayonne Power Plant........................     7.5%         8,490       7,872
PowerRent..................................      40%           741          --
Agnews Power Plant.........................      20%            --          --
Sumas Power Plant..........................     (1)             --          --
Other......................................                    251          --
                                                          --------    --------
          Total Unconsolidated
            Investments....................               $284,834    $221,509
                                                          ========    ========

---------------
(1) Refer to Footnote (1) of the table in Note 4 detailing the Company's income and distributions from investments in unconsolidated power projects.

     The combined results of operations and financial position of the Company's equity method affiliates are summarized below (in thousands):

                                                      DECEMBER 31,
                                         --------------------------------------
                                            1999          1998          1997
                                         ----------    ----------    ----------
Condensed Statement of Operations:
  Revenue..............................  $  562,401    $  495,123    $  271,494
  Gross profit.........................     245,314       214,382        73,438
  Income from continuing operations....     214,520       199,601        57,799
  Net income...........................     113,837       108,563        30,264
  Company's share of net income........      36,593        25,240        15,819
Condensed Balance Sheet:
  Current assets.......................     167,805       134,794       193,953
  Non-current assets...................   1,387,130     1,240,172     1,499,501
  Total assets.........................   1,554,935     1,374,966     1,693,454
  Current liabilities..................     122,742       110,957       200,613
  Non-current liabilities..............   1,087,329       994,570     1,076,309
  Total liabilities....................   1,210,071     1,105,527     1,276,922

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The following details the Company's income and distributions from investments in unconsolidated power projects (in thousands):

                                             INCOME FROM UNCONSOLIDATED
                                           INVESTMENTS IN POWER PROJECTS           DISTRIBUTIONS
                                           ------------------------------   ---------------------------
                                                         FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                             1999       1998       1997      1999      1998      1997
                                           --------   --------   --------   -------   -------   -------
Sumas Power Plant(1).....................  $21,779    $11,699    $ 8,565    $21,779   $11,699   $20,275
Gordonsville Power Plant.................    4,299      3,807        404      4,000     3,125        --
Lockport Power Plant.....................    4,255      3,628        200      3,741     3,297       767
Texas Cogeneration Company(4)............       --      2,922      6,331         --        --        --
Bayonne Power Plant......................    3,426      2,446         --      2,808     2,701        --
Kennedy International Airport Power
  Plant..................................    1,968      1,159       (190)     3,350     4,100        --
Stony Brook Power Plant..................      857        252         60        370        --        --
Aidlin Power Plant(3)....................      181        625        454         --        --        --
Sheridan.................................      163         --         --         --        --        --
Grays Ferry(2)...........................       (3)        --         --         --        --        --
Auburndale Power Plant...................     (712)    (1,377)      (245)     3,250     2,475        --
Dighton Power Plant......................      323         --         --      3,810        --        --
Other....................................       57         79        240        210       320        --
                                           -------    -------    -------    -------   -------   -------
          Total..........................  $36,593    $25,240    $15,819    $43,318   $27,717   $21,042
                                           =======    =======    =======    =======   =======   =======

---------------
(1) On December 31, 1998, the Partnership agreement governing Sumas Cogeneration Company, L.P. ("Sumas") was amended changing the distributions schedule for the Company from the previously amended agreement dated September 30, 1997. The newly amended agreement adjusts the earnings the Company is entitled to under that agreement from a variable payment schedule to a fixed payment schedule. In 1997, the partnership agreement was amended changing the distribution percentages to the partners. The Company's percentage share of the project's cash flow was increased from 50% to approximately 70% through June 30, 2001. Thereafter, the Company will receive 50% of the project's cash flow until a 24.5% pre-tax rate of return on its original investment is achieved, at which time the Company's equity interest in the partnership will be reduced to 0.1%. As a result of the amendment of the partnership agreement and the receipt of certain distributions during 1997, the Company's investment in Sumas was reduced to zero. Because the investment has been reduced to zero and there are no continuing obligations of the Company related to Sumas, the Company expects that income recorded in future periods will approximate the amount of cash received from partnership distributions.

(2) On December 17, 1999, the Company acquired 80% of the common stock CGCA which has a 50% partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry") (see Note 3), with the remaining 50% partnership interest being owned by Trigen Energy Corporation. Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia, which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through 2022 and two 20-year contracts to supply all of the electricity produced by the project to PECO Energy Company through 2017.

(3) The Company completed the acquisition of an additional 50% interest in the Aidlin Power Plant in August, 1999. As such, the Company has consolidated the operations of the Aidlin Power Plant.

(4) The Company acquired the remaining 50% interest in Texas Cogeneration Company ("TCC") in 1998 and thereafter has consolidated TCC's financial results.

     The Company provides deferred taxes to the extent that distributions exceed earnings.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5. REVOLVING CREDIT FACILITY AND LINES OF CREDIT

     The Company maintains a credit facility of $100.0 million, which is available through a consortium of commercial lending institutions led by The Bank of Nova Scotia as agent. A maximum of $50.0 million of the credit facility may be allocated to letters of credit. At December 31, 1999, the Company had no borrowings and $28.8 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of December 31, 1999. Commitment fees related to this credit facility are charged based on 0.375% of committed unused funds.

     CGCA maintains a credit facility of $25.0 million with MeesPierson Capital Corporation ("MeesPierson"). As of December 31, 1999, all of the available credit under the facility was outstanding. Interest is variable based on, at the Company's option, LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. At December 31, 1999, the interest rate was 8.25%. The interest rate margin is dependent upon CGCA's debt service ratio. Commitment fees of 0.375% accrue on any unused portion of the facility. Borrowings are secured by the assets, capital stock and cash flows of the Philadelphia Water Project, which was acquired as part of the acquisition of CGCA (see Note 3), as well as the distributable cash flows of the Newark, Parlin and the Grays Ferry Projects, as permitted by primary lenders of each project.

     On November 3, 1999, the Company entered into a credit agreement for $1.0 billion through its wholly owned subsidiary Calpine Construction Finance Company L.P. with a consortium of banks with the lead arranger being The Bank of Nova Scotia and the lead arranger syndication agent being Credit Suisse First Boston. The non-recourse credit facility will be utilized to finance the construction of the Company's diversified portfolio of gas-fired power plants currently under development. The Company currently intends to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of December 31, 1999, the Company had no borrowings outstanding under the facility. Borrowings under this facility bear interest, at the Company's option, at the prime commercial lending rate, the Federal Funds Rate plus 0.50% or LIBOR. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of December 31, 1999. Costs associated with the credit agreement have been deferred and will be amortized over the life of the assets financed.

     CNGC maintains a borrowing base facility of $24.5 million with Bank One, Texas, N.A. ("Bank One"). As of December 31, 1999, CNGC had total borrowings outstanding of $24.3 million with final maturity of December 31, 2001. CNGC may elect to borrow at Bank One's stated rate, or LIBOR plus 2.5%, or a combination thereof. At December 31, 1999, the interest rate was 8.6%. The facility is secured by substantially all of CNGC's oil and gas properties and is repayable through monthly payments of $350,000. The monthly payments are redetermined every six months or at Bank One's discretion. The facility requires the maintenance of certain covenants such as ratios relating to working capital, and tangible net worth. CNGC was in compliance with all of the facility's covenants as of December 31, 1999.

     In conjunction with the acquisition of certain properties located in California, Bank One extended a separate borrowing base facility of $74.6 million as of December 31, 1999, to Sheridan California Energy, Inc. ("SCEI"), a wholly owned subsidiary of CNGC. As of December 31, 1999, there was $73.5 million outstanding under the SCEI facility with a final maturity of December 31, 2001. At December 31, 1999, the interest rate was 8.4%. The SCEI facility is secured by substantially all of SCEI's oil and gas properties and is repayable through monthly payments of $775,000. The monthly payments are redetermined every six months or at Bank One's discretion. The SCEI facility is repayable only by SCEI and is not an obligation of CNGC. The SCEI facility requires the maintenance of certain covenants such as ratios relating to working capital, and tangible net worth. SCEI was in compliance with all of the facility's covenants as of December 31, 1999.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Costs incurred regarding the establishment of the CNGC and SCEI facilities are deferred and amortized over the term of the facilities.

 6. PROJECT FINANCING AND INTEREST RATE SWAP AGREEMENTS

     The components of project financing as of December 31, 1999 and 1998 are (in thousands):

                                                    INTEREST
                                                    RATE(1)                          DECEMBER 31,
                                                  ------------                    -------------------
                    PROJECTS                      1999    1998   FINAL MATURITY     1999       1998
                    --------                      ----    ----   --------------   --------   --------
Gilroy Power Plant(4)...........................    --    6.8%                    $     --   $119,640
Morris Power Plant(2)(4)........................  7.50%    --         2004          85,622         --
Newark & Parlin Power Plants(2)(3)(4)...........  6.51%    --         2011         125,318         --
Pasadena Power Plant(4).........................  5.58%   5.8%        2005         154,800         --
                                                                                  --------   --------
          Total project financing...............                                   365,740    119,640
Less: current portion...........................                                     8,603      5,450
                                                                                  --------   --------
Long-term project financing.....................                                  $357,137   $114,190
                                                                                  ========   ========

---------------
(1) Weighted average rate before giving effect to amortization of financing cost or interest rate swaps.

(2) Debt assumed as part of the CGCA acquisition on December 17, 1999.

(3) $20.2 million of the Newark & Parlin Plant Debt is guaranteed by CGCA.

(4) The fair value of the project financing approximates its carrying value.

  Gilroy Power Plant Debt

     In August 1996, the Company entered into an agreement with Banque Nationale de Paris ("BNP") to finance the acquisition of the Gilroy Power Plant. In April 1999, the Company repaid the entire loan of $120.6 million to ("BNP") with a portion of the net proceeds from the offering of Senior Notes due 2006. The Company recorded an extraordinary loss of $1.2 million after taxes as a result of the repayment for the write-off of unamortized deferred financing cost associated with the BNP financing.

  Morris Power Plant Debt

     On December 17, 1999, the Company acquired 80% of the common stock of CGCA which owns 100% of Morris LLC ("Morris") (see Note 3). In 1997, Morris entered into a construction and term loan agreement to provide non-recourse project financing for a major portion of the Morris Project. The agreement provides $85.6 million of 5 year term loan commitments and $5.4 million in letter of credit commitments. As of December 31, 1999, $85.6 million was outstanding as a term loan under the agreement and no amounts were pledged under the letter of credit. Interest on the term loan is variable based on, at CGCA's option, either the base rate, as defined in the term loan agreement, or LIBOR plus 0.75%. The interest rate resets based on CGCA's selection of the borrowing period ranging from one to six months. The interest rate was 7.5% at December 31, 1999. Borrowings are secured by CGCA's ownership interest in Morris, its cash flows, dividends and any other property of Morris.

  Newark & Parlin Power Plant Debt

     On December 17, 1999, the Company acquired 80% of the common stock of CGCA which owns 100% of the Newark and Parlin Power Plants ("Newark & Parlin") (see
Note 3). At December 31, 1999 there was $125.3 million outstanding on a fifteen year non-recourse term loan which is a joint and severable liability of Newark & Parlin. The term loan is amortized by quarterly principal payments ranging from 1.275% to 1.825%

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

through the fourteenth year and 3.075% in the fifteenth year. The term loan is secured by all Newark & Parlin assets and a pledge of their capital stock. CGCA has guaranteed repayment of up to $25.0 million of the term loan based on the principal balance of the loan, and also guaranteed payment by Newark & Parlin of all income and franchise taxes when due. CGCA's guarantee is reduced proportionately to the outstanding principal as payments are made on the debt. The balance of the guarantee was $20.2 million as of December 31, 1999.

     The interest rate on the outstanding principal is variable based on, at CGCA's option, LIBOR plus 1.125% margin or a defined base rate plus 0.375% margin. For any quarterly period where the debt service coverage is in excess of 1.4:1, both margins are reduced by 0.125%. The interest rate resets based on the borrowing period selected, generally one to three months. The interest rate was 6.5% at December 31, 1999. Nominal margin increases for both the LIBOR and the defined base rate will occur in year six and eleven of the Newark & Parlin Credit Agreement.

     The effective interest rate for 1999, after giving effect to the interest rate swap, was 7.2%. Interest on the loan is payable at least quarterly. At December 31, 1999, the fair market value of the interest rate swap was approximately $202,000.

  Pasadena Power Plant Debt

     On January 4, 1999, the Company entered into a credit agreement with ING (U.S.) Capital LLC ("ING") to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. As of December 31, 1999, $154.8 million was outstanding as a construction loan under the agreement. The outstanding loan bears interest at ING's base rate plus an applicable margin or at LIBOR plus an applicable margin and is payable quarterly. The construction loan will convert to a term loan once the project has completed construction. The construction loan will mature on or before July 1, 2000, but is subject to an extension to October 1, 2000 if there are sufficient construction funds available. The term loan will be available for a period not to exceed five years from the construction loan maturity date. In connection with the credit agreement, the Company entered into a $10.0 million letter of credit facility. At December 31, 1999, there were no letters of credit outstanding under the facility.

     The effective interest rate for 1999, after giving effect to two interest rate swaps, was 8.2%. Interest on the loan is payable at least quarterly. At December 31, 1999, the fair market value of these interest rate swaps was approximately $3.3 million.

  Additional Interest Rate Swap Agreements

     The Company has entered into two interest rate swap agreements to fix the interest rates on the Newark & Parlin and CNGC floating rate debt. These hedges fix an interest rate on $94.3 million at 6.5%. At December 31, 1999, the fair market value of these hedges was approximately $432,000 and is being deferred and will be amortized over the lives of the respective project financings.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 7. SENIOR NOTES

     Senior Notes payable consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                                               DECEMBER 31,
                                                                           ---------------------
                                       INTEREST RATES    FIRST CALL DATE      1999        1998
                                       --------------    ---------------   ----------   --------
Senior Notes due 2004................     9 1/4%              1999         $  105,000   $105,000
Senior Notes due 2006................    10 1/2%              2001            171,750    171,750
Senior Notes due 2006(1).............     7 5/8%                --            250,000         --
Senior Notes due 2007................     8 3/4%              2002            275,000    275,000
Senior Notes due 2008(1).............     7 7/8%                --            400,000    400,000
Senior Notes due 2009(1).............     7 3/4%                --            350,000         --
                                                                           ----------   --------
          Total......................                                      $1,551,750   $951,750
                                                                           ==========   ========

---------------
(1) The Senior Notes are not redeemable prior to maturity.

     The Company has completed a series of public debt offerings since 1994. Transaction costs in connection with the debt offerings are capitalized as deferred financing costs and are being amortized over the ten-year life of the related offerings. Interest is payable semiannually at specified rates. There are no sinking fund or mandatory redemptions of principal before the maturity dates of each offering. The Senior Note indentures limit the Company's ability to incur additional debt, pay dividends, sell assets and enter into certain transactions. As of December 31, 1999 the Company is in compliance with all debt covenants relating to the Senior Notes.

  Senior Notes Due 2004

     The Senior Notes due 2004 bear interest at 9 1/4% per year, payable semi-annually on February 1 and August 1 each year and mature on February 1, 2004. The Senior Notes are redeemable, at the option of the Company, at any time on or after February 1, 1999 at various redemption prices. In addition, the Company may redeem up to $36.8 million of the Senior Notes from the proceeds of any public equity offering. The effective interest rate on the $105.0 million, after amortization of deferred financing costs, was 9.7%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2004 was $106.1 million and $108.2 million as of December 31, 1999 and 1998, respectively.

  Senior Notes Due 2006

     The Senior Notes due 2006 bear interest at 10 1/2% per year, payable semi-annually on May 15 and November 15 each year and mature on May 15, 2006. The Senior Notes are redeemable, at the option of the Company, at any time on or after May 15, 2001 at various redemption prices. In addition, the Company may redeem up to $63.0 million of the Senior Notes from the proceeds of any public equity offering. The effective interest rate on the $171.8 million, after amortization of deferred financing costs, was 10.8%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2006 was $180.9 million and $188.9 million as of December 31, 1999 and 1998, respectively.

     On March 29, 1999, the Company completed a public offering of $250.0 million of its 7 5/8% Senior Notes Due 2006. The Senior Notes bear interest at
7 5/8% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2006. The Senior Notes are not redeemable prior to maturity. The effective interest rate on the $250.0 million, after amortization of deferred financing costs, was 8.0%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2006 was $238.1 million as of December 31, 1999. Transaction costs incurred in connection with the Senior Notes offering were recorded as

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

a deferred charge and are amortized over the life of the Senior Notes Due 2006 using the effective interest rate method.

  Senior Notes Due 2007

     The Senior Notes due 2007 bear interest at 8 3/4% per year, payable semi-annually on January 15 and July 15 each year and mature on July 15, 2007. The Senior Notes are redeemable, at the option of the Company, at any time on or after July 15, 2002 at various redemption prices. In addition, the Company may redeem up to $96.3 million of the Senior Notes from the proceeds of any public equity offering. The effective interest rate on the $275.0 million, after amortization of deferred financing costs, was 9.1%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2007 was $276.0 million and $288.8 million as of December 31, 1999 and 1998, respectively.

  Senior Notes Due 2008

     The Senior Notes Due 2008 bear interest at 7 7/8% per year, payable semi-annually on April 1 and October 1 each year and mature on April 1, 2008. The Senior Notes are not redeemable prior to maturity. The effective interest rate on the $400.0 million, after amortization of deferred financing costs, was 8.0%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2008 was $384.6 million and $403.0 million as of December 31, 1999 and 1998, respectively.

  Senior Notes Due 2009

     On March 29, 1999, the Company completed a public offering of $350.0 million of its 7 3/4% Senior Notes Due 2009 ("Senior Notes Due 2009"). The Senior Notes Due 2009 bear interest at 7 3/4% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2009. The Senior Notes Due 2009 are not redeemable prior to maturity. The effective interest rate on the $350.0 million, after amortization of deferred financing costs, was 8.1%. Based on the traded yield to maturity, the approximate fair market value of the Senior Notes due 2009 was $321.0 million as of December 31, 1999. Transaction costs incurred in connection with the Senior Notes offering were recorded as a deferred charge and are amortized over the life of the Senior Notes Due 2009 using the effective interest rate method.

     The annual principal maturities of the borrowings under line of credit, recourse project financings, non-recourse project financings, notes payable and Senior Notes as of December 31, 1999 are as follows (in thousands):

2000.............................................  $   47,470
2001.............................................      29,423
2002.............................................      30,847
2003.............................................      29,959
2004.............................................     209,875
Thereafter.......................................   1,706,086
                                                   ----------
          Total..................................  $2,053,660
                                                   ==========

 8. TRUST PREFERRED SECURITIES

     Concurrently with its public offering in October 1999, the Company, through its wholly-owned subsidiary, Calpine Capital Trust, a statutory business trust created under Delaware law, completed an offering of 4,800,000 Remarketable Term Income Deferrable Equity Securities ("trust preferred securities") ("HIGH TIDES") at a value of $50.00 per share. The net proceeds from the offering were approximately

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

$233.2 million. The Company sold an additional 720,000 trust preferred securities at a value of $50.00 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $35.0 million. The net proceeds from the offering were used by the Company's subsidiary to invest in convertible subordinated debentures of the Company, which represent substantially all of the subsidiary's assets. The Company has guaranteed all of the subsidiary's obligations under the trust preferred securities. The trust preferred securities are reflected on the balance sheet as "Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust", while distributions are reflected in the statements of operations as "Distributions on trust preferred securities". Financing costs related to the issuance of the trust preferred securities are amortized over 30 years. The trust preferred securities accrue distributions at a rate of 5 3/4% per annum, have a liquidation value of $50.00 per share, are convertible into shares of the Company's common stock at the holders option on or prior to the tender notification date, at a rate of 0.8565 shares of common stock for each trust preferred security, and may be redeemed at any time on or after November 5, 2002 at a redemption price equal to 101.44% of the principal amount plus any accrued and unpaid interest declining to 100% of the principal amount on or after November 5, 2003. Additionally, the Company has the right to defer the interest payments on the debentures for up to twenty consecutive quarters, which would also cause a deferral of distributions on the trust preferred securities. Currently, the Company has no intention of deferring interest payments on the debentures.

 9. COMMON STOCK

     On March 26, 1999, the Company completed a public offering of 12,000,000 shares of its common stock at $15.50 per share for net proceeds of approximately $177.1 million. Additionally, in April 1999, the Company sold an additional 1,800,000 shares of common stock at $15.50 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $26.7 million.

     On October 27, 1999, the Company completed a public offering of 7,200,000 shares of its common stock at $46.31 per share for net proceeds of approximately $320.3 million. The Company sold an additional 1,080,000 shares of common stock at $46.31 per share pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $48.2 million.

10. PROVISION FOR INCOME TAXES

     The components of the deferred income taxes, net as of December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999        1998
                                                         ---------   ---------
Expenses deductible in a future period.................  $   7,949   $   3,721
Net operating loss and credit carryforwards............     50,358      19,550
Other differences......................................      1,545       4,340
                                                         ---------   ---------
  Deferred tax assets..................................     59,852      27,611
                                                         ---------   ---------
Property differences...................................   (340,164)   (178,171)
Difference in taxable income and income from
  investments recorded on the equity method............     (2,305)     (3,796)
Other differences......................................     (8,841)     (5,432)
                                                         ---------   ---------
  Deferred tax liabilities.............................   (351,310)   (187,399)
                                                         ---------   ---------
     Net deferred income taxes.........................  $(291,458)  $(159,788)
                                                         =========   =========

     The net operating loss and credit carryforwards consist of federal and state net operating loss carryforwards which expire 2005 through 2014, federal and state alternative minimum tax credits and federal depletion deduction carryforwards which can be carried forward indefinitely. The federal and state net

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

operating loss carryforwards available are subject to limitations on annual usage. It is expected that they will be fully utilized before expiring. At December 31, 1999, federal and state alternative minimum tax credit carryforwards were fully utilized. Realization of the deferred tax assets and federal net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                                      1999      1998      1997
                                                     -------   -------   -------
Current:
  Federal..........................................  $26,564   $ 1,582   $ 1,892
  State............................................    6,728       277       917
Deferred:
  Federal..........................................   23,142    26,830    14,989
  State............................................    4,305     1,772     2,897
     Adjustment in state tax rate (net of federal
       benefit)....................................       --    (4,826)   (2,113)
     Revision in prior years' tax estimates........    1,234     1,419      (122)
                                                     -------   -------   -------
          Total provision..........................  $61,973   $27,054   $18,460
                                                     =======   =======   =======

     The Company's effective rate for income taxes for the years ended December 31, 1999, 1998 and 1997 differs from the United States statutory rate, as reflected in the following reconciliation:

                                                         1999    1998    1997
                                                         ----    ----    ----
United States statutory tax rate.....................    35.0%   35.0%   35.0%
State income tax, net of federal benefit.............     3.6     3.8     5.0
Depletion allowance..................................      --    (1.5)   (2.1)
Decrease in California deferred tax due to Company's
  expansion into other states, net of federal
  benefit............................................      --      --    (4.1)
Other, net...........................................     0.6    (0.4)    0.9
                                                         ----    ----    ----
  Effective income tax rate..........................    39.2%   36.9%   34.7%
                                                         ====    ====    ====

11. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     The Company has a defined contribution savings plan under Section 401(a) and 501(a) of the Internal Revenue Code. The plan provides for tax deferred salary deductions and after-tax employee contributions. Employees automatically become participants on the first quarterly entry date after completion of three months of service. Contributions include employee salary deferral contributions and a 3% employer profit-sharing contribution. Employer profit-sharing contributions in 1999, 1998 and 1997 totaled $1.3 million, $829,000 and $588,000, respectively.

  1996 Employee Stock Purchase Plan

     The Company adopted the 1996 Employee Stock Purchase Plan ("ESPP") in July 1996. Eligible employees may purchase up to 550,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to 15 percent of an employee's eligible compensation, up to a maximum of $25,000 per year. Shares are purchased on January 31 and July 31 of each year until termination

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

of the plan on February 1, 2000. Under the ESPP, 205,522 shares were issued at a weighted average fair value of $7.69 per share in 1999. In January 2000, employees participating in the ESPP purchased an additional 101,712 shares at a weighted average fair value of $10.65 per share. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date.

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

                                                          1999       1998       1997
                                                         -------    -------    -------
Net income..............................  As reported    $95,093    $45,678    $34,699
                                            Pro Forma     87,417     43,965     33,272
Earnings per share data:
Basic earnings per share................  As reported    $  1.82    $  1.14    $  0.87
                                            Pro Forma       1.67       1.09       0.83
Diluted earnings per share..............  As reported       1.71       1.08       0.83
                                            Pro Forma       1.57       1.04       0.79

     The fair value of options granted in 1999, 1998 and 1997 was $17.88, $3.61 and $5.14 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 69% for 1999, 35% for 1998 and 44% for 1997, risk-free interest rates of 5.74% for 1999, 5.25% for 1998, 5.8%, for 1997, respectively, and expected lives of 7 years for 1999, 1998 and 1997.

     The Company may grant options for up to 9,285,028 shares under the SIP. As of December 31, 1999, the Company had granted options to purchase 8,252,780 shares of common stock, net of cancellations. Over the life of the SIP, options exercised have equaled 749,128, leaving 7,503,652 granted and not yet exercised. Under the SIP, the option exercise price equals the stock's fair market value on date of grant. The SIP options generally vest after four years and expire after 10 years. Changes in options outstanding, granted, exercisable

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

and cancelled by the Company during the years 1999, 1998 and 1997, whether under the option or purchase plan were as follows:

                                                 AVAILABLE FOR                    WEIGHTED
                                                   OPTION OR      NUMBER OF       AVERAGE
                                                     AWARD         SHARES      EXERCISE PRICE
                                                 -------------    ---------    --------------
Beginning as of January 1, 1997................    3,393,128      4,680,588        $ 1.85
     Granted...................................     (788,434)       788,434          9.15
     Exercised.................................           --       (326,312)         0.66
     Cancelled.................................      103,104       (103,104)         4.28
                                                  ----------      ---------
Outstanding December 31, 1997..................    2,707,798      5,039,606          3.01
  Additional shares reserved...................      798,082             --            --
     Granted...................................     (841,450)       841,450          8.52
     Exercised.................................           --        (67,580)         1.48
     Cancelled.................................       44,596        (44,596)         7.82
                                                  ----------      ---------
Outstanding December 31, 1998..................    2,709,026      5,768,880          3.80
  Additional shares reserved...................      403,230             --            --
     Granted...................................   (2,086,608)     2,086,608         24.52
     Exercised.................................           --       (345,236)         2.89
     Cancelled.................................        6,600         (6,600)        15.20
                                                  ----------      ---------
Outstanding December 31, 1999..................    1,032,248      7,503,652        $ 9.59
                                                  ==========      =========
Options exercisable:
  December 31, 1997............................                   3,270,938        $ 1.61
  December 31, 1998............................                   3,853,610          2.19
  December 31, 1999............................                   4,352,513        $ 2.95

     The following tables summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                              OUTSTANDING OPTIONS
                                      ------------------------------------   OPTIONS EXERCISABLE
                                                    WEIGHTED                 --------------------
                                                     AVERAGE      WEIGHTED               WEIGHTED
                                                    REMAINING     AVERAGE                AVERAGE
                                      NUMBER OF    CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
      RANGE OF EXERCISE PRICES         SHARES     LIFE IN YEARS    PRICE      SHARES      PRICE
      ------------------------        ---------   -------------   --------   ---------   --------
$ 0.25 - $ 0.25.....................  1,604,940       3.00         $ 0.25    1,604,940    $ 0.25
$ 0.93 - $ 2.29.....................    629,846       4.48           2.04      629,846      2.04
$ 2.45 - $ 2.45.....................    754,710       5.33           2.45      754,710      2.45
$ 2.58 - $ 4.29.....................    919,034       6.31           4.25      684,005      4.24
$ 4.43 - $ 8.60.....................    762,798       8.18           8.43      219,048      8.02
$ 8.78 - $13.28.....................    865,364       7.49           9.60      444,964      9.47
$15.01 - $15.44.....................  1,059,200       9.12          15.44           --        --
$16.97 - $39.81.....................    883,400       9.56          36.48       15,000     27.72
$40.00 - $54.63.....................     24,120       9.86          49.19           --        --
$57.00 - $57.00.....................        240       9.97          57.00           --        --
                                      ---------                              ---------
          Total.....................  7,503,652       6.47         $ 9.59    4,352,513    $ 2.95
                                      =========                              =========

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12. STOCKHOLDERS' EQUITY

  Preferred Stock and Preferred Share Purchase Rights

     On June 5, 1997, the Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") to strengthen the Board of Directors ability to protect the Company's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of the Company and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share, held on record as of June 18, 1997, and directed the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the Distribution Date. On December 31, 1999, there were 63,053,920 Rights outstanding. Each Right initially represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $80.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from the Company's common stock upon the public announcement of the acquisition by a person or group of 15% or more of the Company's common stock, or ten days after commencement of a tender or exchange offer that would result in the acquisition of 15% or more of the Company's common stock. Each Unit of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to any dividend declared per share of common stock and will have one vote, voting together with the common stock. In the event of liquidation, each share of Preferred Stock will be entitled to any payment made per share of common stock.

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

13. SIGNIFICANT CUSTOMERS

     The Company's electricity and steam sales revenue is primarily from two sources -- Pacific Gas & Electric Company ("PG&E") and Texas Utilities Electric Company ("TUEC").

     Revenues earned from these sources for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                               1999        1998        1997
                                             --------    --------    --------
REVENUES:
PG&E.......................................  $215,264    $222,593    $221,457
TUEC.......................................   144,016     128,724          --

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Accounts receivable at December 31, 1999, and 1998 were as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
ACCOUNTS RECEIVABLE:
PG&E.....................................................  $33,251    $25,186
TUEC.....................................................    9,918     15,052

14. EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The reconciliation of basic earnings per common share to diluted earnings per share is shown in the following table (dollars in thousands except share data). All share data has been adjusted to reflect the two-for-one stock split effective October 7, 1999.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                            1999                        1998                        1997
                                  -------------------------   -------------------------   ------------------------
                                    NET                         NET                         NET
                                  INCOME    SHARES    EPS     INCOME    SHARES    EPS     INCOME    SHARES    EPS
                                  -------   ------   ------   -------   ------   ------   -------   ------   -----
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary
    Charge......................  $96,243   52,328   $ 1.84   $46,319   40,242   $ 1.15   $34,699   39,892   $0.87
  Extraordinary charge net of
    tax benefit of $793 and $441
    for 1999 and 1998,
    respectively................    1,150             (0.02)      641             (0.01)       --               --
                                  -------   ------   ------   -------   ------   ------   -------   ------   -----
  Net income....................  $95,093   52,328   $ 1.82   $45,678   40,242   $ 1.14   $34,699   39,892   $0.87
                                  =======   ======   ======   =======   ======   ======   =======   ======   =====
  Common shares issuable upon
    Exercise of stock options
    using treasury stock
    method......................             3,333                       2,086                       2,140
                                            ------                      ------                      ------
DILUTED EARNINGS PER
  COMMONSHARE:
  Income before extraordinary
    Charge......................  $96,243   55,661   $ 1.73   $46,319   42,328   $ 1.09   $34,699   42,032   $0.83
  Extraordinary charge net of
    tax benefit of $793 and $441
    for 1999 and 1998,
    respectively................    1,150             (0.02)      641             (0.01)       --               --
                                  -------   ------   ------   -------   ------   ------   -------   ------   -----
  Net income....................  $95,093   55,661   $ 1.71   $45,678   42,328   $ 1.08   $34,699   42,032   $0.83
                                  =======   ======   ======   =======   ======   ======   =======   ======   =====

     The Company recognized an extraordinary charge of $1.2 million or $0.02 per share (net of tax benefit of $793,000) in April of 1999, representing the write-off of deferred financing costs related to non-recourse project financing for the Gilroy Power Plant. The financing agreement was terminated and the outstanding balance as of April 1999 of $120.6 million was repaid.

     In 1998, the Company recognized a $641,000 extraordinary charge (net of tax benefit of $441,000), for the repurchase of $8.3 million of the 10 1/2% Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

     Unexercised employee stock options to purchase 240 shares of the Company's common stock during the year ended December 31, 1999 were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive. There were no ant-dilutive unexercised employee stock options during the year ended December 31, 1998. Unexercised employee stock options to purchase 385,000 shares of the Company's common stock during the year ended December 31, 1997 were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15. COMMITMENTS AND CONTINGENCIES

     Production Royalties and Leases -- The Company is committed under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates and are not material. Under the terms of certain geothermal leases prior to May, 1999 when we consolidated the steam field and power plant operations at The Geysers, royalties accrued at rates ranging from 3% to 14% of steam and effluent revenue. Following the consolidation of operations, the royalties began to accrue as a percentage of electrical revenues. Certain properties also have net profits and overriding royalty interests ranging from approximately 1% to 28%, which are in addition to the land royalties. Most lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level.

     Expenses under these agreements for the years ended December 31, 1999, 1998 and 1997 are (in thousands):

                                                 1999       1998       1997
                                                -------    -------    -------
Production royalties..........................  $13,767    $10,714    $10,803

     Natural Gas Purchases -- The Company enters into short-term gas purchase contracts with third parties to supply gas to its gas-fired cogeneration projects.

     Office and Equipment Leases -- The Company leases its corporate office and regional offices in Boston, Massachusetts, Houston, Texas, Pleasanton, California, San Jose, California, Sacramento, California, and Minneapolis, Minnesota under noncancellable operating leases expiring through 2006. Future minimum lease payments under these leases are as follows (in thousands):

2000...............................................  $ 4,781
2001...............................................    5,121
2002...............................................    4,936
2003...............................................    4,712
2004...............................................    3,573
Thereafter.........................................    2,429
                                                     -------
          Total....................................  $25,552
                                                     =======

     Lease payments are subject to adjustments for the Company's pro rata portion of annual increases or decreases in building operating costs. In 1999, 1998 and 1997 rent expense for noncancellable operating leases amounted to $3.1 million, $1.2 million and $1.2 million, respectively.

     Cogeneration Facilities Operating Leases -- The Company entered into long-term operating leases in June 1995, April 1996, August 1998 and May 1999 for its Watsonville, King City, and Greenleaf cogeneration facilities and for The Geysers Power Plants. Future minimum lease payments under these leases are as follows (in thousands):

                                 2000      2001      2002      2003      2004     THEREAFTER    TOTAL
                                -------   -------   -------   -------   -------   ----------   --------
Watsonville...................  $ 2,905   $ 2,905   $ 2,905   $ 2,905   $ 2,905    $ 15,682    $ 30,207
King City.....................   20,254    21,015    21,848    22,781    13,975     130,011     229,884
Greenleaf.....................    8,991     9,070     8,990     8,994     8,858      71,651     116,554
Geysers (see Note 3)..........   45,009    43,676    47,992    37,152    37,541     246,378     457,748
                                -------   -------   -------   -------   -------    --------    --------
     Total....................  $77,159   $76,666   $81,735   $71,832   $63,279    $463,722    $834,393
                                =======   =======   =======   =======   =======    ========    ========

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     In 1999, 1998 and 1997, rent expense for cogeneration facilities operating leases amounted to $33.6 million, $15.7 million and $16.6 million, respectively. The Watsonville operating lease provides for additional contingent rents payable during the period from July through December. Contingent rent expense for 1999, 1998 and 1997 amounted to $393,000, $1.5 million and $864,000, respectively.

     The King City operating lease commitment is supported by $90.7 million of collateral securities consisting of investment grade and U.S. Treasury securities that mature serially in amounts equal to a portion of the semi-annual lease payment.

     Capital expenditures -- At December 31, 1999, the Company is under contract or letter of intent with Siemens Westinghouse Power Corporation for 63 turbines for a total purchase price of $2.3 billion related to the Company's power development projects. Approximate payments related to these turbines are $496.4 million, $655.4 million, $398.9 million, $227.0 million, $84.5 million and $10.6 million in 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

     At December 31, 1999, the Company is also under contract with General Electric Company for 6 turbines for a total purchase price of $374.5 million related to the Company's power development projects. Approximate payments related to these turbines are $118.8 million, $53.9 million, $18.0 million and $4.5 million in 2000, 2001, 2002 and 2003, respectively.

  Litigation

     Legal Matters -- On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy L.P. from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and the Company tortuously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. Indeck is seeking $25.0 million in compensatory damages, $25.0 million in punitive damages, and the recovery of attorneys' fees and costs. In April 1999, the court dismissed the claims against Calpine Auburndale and Calpine Gordonsville with prejudice. Indeck appealed the court's decision. The outcome of the appeal is not expected until late 2000. The Company is unable to predict the outcome of these proceedings but it does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

     An action was filed against Lockport Energy Associates, L.P. and the New York Public Service Commission ("NYPSC") in August 1997 by NYSEG in the Federal District Court for the Northern District of New York. NYSEG has requested the Court to direct NYPSC and the FERC to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC PURPA and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. The Company is unable to predict the outcome of these proceedings but it does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operation. In any event, the Company retains the right to require The Brooklyn Union Gas Company to purchase its interest in the Lockport Power Plant for $18.9 million, less equity distributions received by us, at any time before December 19, 2001.

     The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16. SUBSEQUENT EVENTS

     In January 2000, the Company completed an offering under Rule 144A of the Securities Act of 6,000,000 5 1/2% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $292.4 million of aggregate net proceeds. In February 2000, the Company sold an additional 1,200,000 5 1/2% HIGH TIDES pursuant to the exercise of the underwriters' over-allotment option for net proceeds of approximately $58.6 million.

     In January and February 2000, the Company acquired various assets for approximately $60.5 million, including a 50% interest in the Aries Power Plant and 100% of the stock of Western Gas Resources California.

17. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

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

     The Company's common stock has been traded on the New York stock exchange since September 19, 1996. There were 110 common stockholders of record at December 31, 1999. No dividends were paid for the

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

years ended December 31, 1999 and 1998. All share data has been adjusted to reflect the two-for-one stock split effective October 7, 1999.

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                    ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Total revenue.....................................    $247,497       $263,648      $190,677   $145,913
Gross profit......................................      88,023        103,815        62,014     36,406
Income from operations............................      66,189         87,105        48,789     24,419
Income before extraordinary charge................      30,766         42,917        18,710      3,850
Extraordinary charge..............................          --             --         1,150         --
Net income........................................      30,766         42,917        17,560      3,850
Basic earnings per common share:
  Income before extraordinary charge..............    $   0.51       $   0.79      $   0.35   $   0.09
  Extraordinary charge............................          --             --         (0.02)        --
  Net income......................................        0.51           0.79          0.33       0.09
Diluted earnings per common share:
  Income before extraordinary charge..............    $   0.48       $   0.74      $   0.33   $   0.09
  Extraordinary charge............................          --             --         (0.02)        --
  Net income......................................        0.48           0.74          0.31       0.09
Common stock price per share:
  High............................................    $  64.94       $  47.88      $  29.50   $  18.69
  Low.............................................       42.69          27.41         17.56      12.63
1998
Total revenue.....................................    $173,033       $186,173      $141,597   $ 55,145
Gross profit......................................      50,935         69,069        44,841     15,776
Income from operations............................      40,262         59,959        37,596      8,859
Income before extraordinary charge................      14,033         23,415        11,928     (3,057)
Extraordinary charge..............................          --            339           302         --
Net income (loss).................................      14,033         23,076        11,626     (3,057)
Basic earnings per common share:
  Income before extraordinary charge..............    $   0.35       $    .58      $   0.30   $  (0.08)
  Extraordinary charge............................          --          (0.01)        (0.01)        --
  Net income......................................        0.35            .57          0.29      (0.08)
Diluted earnings per common share:
  Income before extraordinary charge..............    $   0.33       $    .55      $   0.29   $  (0.07)
  Extraordinary charge............................          --          (0.01)        (0.01)        --
  Net income (loss)...............................        0.33            .54          0.28      (0.07)
Common stock price per share:
  High............................................    $  13.81       $  10.75      $  10.63   $   9.25
  Low.............................................        8.59           8.56          8.63       6.38

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of Calpine
               Corporation, a Delaware corporation.(b)
 3.2      --   Amended and Restated Bylaws of Calpine Corporation, a
               Delaware corporation.(b)
 4.1      --   Indenture dated as of February 17, 1994 between the Company and Shawmut Bank of Connecticut, National Association, as
               Trustee, including form of Notes.(a)
 4.2      --   Indenture dated as of May 16, 1996 between the Company and
               Fleet National Bank, as Trustee, including form of Notes.(c)
 4.3      --   Indenture dated as of July 8, 1997 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(e)
 4.4      --   Indenture dated as of March 31, 1998 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(g)
 4.5      --   Indenture dated as of March 26, 1999 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(h)
 4.6      --   Indenture dated as of April 21, 1999 between the Company and
               The Bank of New York, as Trustee, including form of
               Notes.(h)
 4.7      --   1999 HIGH TIDES.
 4.7.1    --   Certificate of Trust of Calpine Capital Trust, a Delaware
               statutory trust, filed October 4, 1999.(i)
 4.7.2    --   Corrected Certificate of Certificate of Trust of Calpine
               Capital Trust, a Delaware statutory trust, dated September
               29, 1999.(i)
 4.7.3    --   Declaration of Trust of Calpine Capital Trust, dated as of
               October 4, 1999, among Calpine Corporation, as Depositor,
               The Bank of New York (Delaware), as Delaware Trustee, The
               Bank of New York, as Property Trustee, and the
               Administrative Trustees named therein.(i)
 4.7.4    --   Indenture, dated as of November 2, 1999, between Calpine
               Corporation and The Bank of New York, as Trustee, including form of Debenture.(i)
 4.7.5    --   Remarketing Agreement, dated November 2, 1999, among Calpine
               Corporation, Calpine Capital Trust, The Bank of New York, as
               Tender Agent, and Credit Suisse First Boston Corporation, as
               Remarketing Agent.(i)
 4.7.6    --   Amended and Restated Declaration of Trust of Calpine Capital
               Trust, dated as of November 2, 1999, among Calpine
               Corporation, as Depositor and Debenture Issuer, The Bank of
               New York (Delaware), as Delaware Trustee, and The Bank of
               New York, as Property Trustee, and the Administrative
               Trustees named therein, including form of Preferred Security and form of Common Security.(i)
 4.7.7    --   Preferred Securities Guarantee Agreement, dated as of
               November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(i)
 4.8      --   2000 HIGH TIDES.
 4.8.1         Certificate of Trust of Calpine Capital Trust II, a Delaware
               statutory trust, filed January 25, 2000.(*)
 4.8.2         Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as
               Delaware Trustee, The Bank of New York, as Property Trustee,
               and the Administrative Trustees named therein.(*)
 4.8.3         Indenture, dated as of January 31, 2000, between Calpine
               Corporation and The Bank of New York, as Trustee, including form of Debenture.(*)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.8.4         Remarketing Agreement, dated as of January 31, 2000, among
               Calpine Corporation, Calpine Capital Trust II, The Bank of
               New York, as Tender Agent, and Credit Suisse First Boston
               Corporation, as Remarketing Agent.(*)
 4.8.5         Registration Rights Agreement, dated January 31, 2000, among
               Calpine Corporation, Calpine Capital Trust II, Credit Suisse
               First Boston Corporation and ING Barings LLC.(*)
 4.8.6         Amended and Restated Declaration of Trust of Calpine Capital
               Trust II, dated as of January 31, 2000, among Calpine
               Corporation, as Depositor and Debenture Issuer, The Bank of
               New York (Delaware), as Delaware Trustee, The Bank of New
               York, as Property Trustee, and the Administrative Trustees
               named therein, including form of Preferred Security and form of Common Security.(*)
 4.8.7    --   Preferred Securities Guarantee Agreement, dated as of
               January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(*)
10.1      --   Purchase Agreements.
10.1.1    --   Purchase and Sale Agreement dated March 27, 1997 for the
               purchase and sale of shares of Enron/Dominion Cogen Corp.
               Common Stock among Enron Power Corporation and Calpine
               Corporation.(f)
10.1.2    --   Stock Purchase and Redemption Agreement dated March 31,
               1998, among Dominion Cogen, Inc. Dominion Energy, Inc. and
               Calpine Finance.(f)
10.2           Financing Agreements.
10.2.1         Calpine Construction Finance Company Financing
               Agreement.(j)(*)
10.3      --   Other Agreements.
10.3.1    --   Calpine Corporation Stock Option Program and forms of
               agreements thereunder.(a)
10.3.2    --   Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder.(b)
10.3.3    --   Calpine Corporation Employee Stock Purchase Plan and forms of agreements thereunder.(b)
10.3.4    --   Amended and Restated Employment Agreement between Calpine
               Corporation and Mr. Peter Cartwright.(*)
10.3.5    --   Executive Vice President Employment Agreement between
               Calpine Corporation and Ms. Ann B. Curtis.(k)
10.3.6    --   Senior Vice President Employment Agreement between Calpine
               Corporation and Mr. Ron A. Walter.(k)
10.3.7    --   Senior Vice President Employment Agreement between Calpine
               Corporation and Mr. Robert D. Kelly.(k)
10.3.8    --   Executive Vice President Employment Agreement between
               Calpine Corporation and Mr. Thomas R. Mason.(k)
10.4      --   Form of Indemnification Agreement for directors and
               officers.(b)
21        --   Subsidiaries of the Company.(*)
23        --   Consents from Arthur Andersen for Form S-8.(*)
27        --   Financial Data Schedule.(*)

---------------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-07497).

(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 29, 1996 and filed on September 13, 1996.

(d) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1996, and filed on March 27, 1996.

(e) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated June 30, 1997 and filed on August 14, 1997.

(f) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(g) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-61047).

(h) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-72583).

(i) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-87427).

(j) Approximately 200 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(k) Incorporated by reference to Registrant's Form 10-Q/A dated September 30, 1999, and filed on November 17, 1999.

(*) Filed herewith.