Form 10-Q
period 2000-03-31
CALPINE CORP
filed 2000-05-15
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

[   X  ]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the quarter ended March 31, 2000


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________


                          Commission File Number: 033-


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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.001 par value Common Stock 63,779,325 shares outstanding on May 11, 2000.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

               ITEM 1. Financial Statements

               Consolidated Balance Sheets

               March 31, 2000 and December 31, 1999............................3

               Consolidated Statements of Operations

               Three Months Ended March 31, 2000 and 1999......................4

               Consolidated Statements of Cash Flows

               Three Months Ended March 31, 2000 and 1999......................5

               Notes to Consolidated Financial Statements......................6

               ITEM 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................10

PART II. OTHER INFORMATION

               ITEM 2.  Change in Securities..................................14

               ITEM 5.  Other Information.....................................14

               ITEM 6.  Exhibits and Reports on Form 8-K......................15


Signatures....................................................................26

PART I.    FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                                 (in thousands)

                                                          March 31, December 31,
                                                            2000        1999
                                                        ------------ -----------
                                                         (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $  250,591   $  349,371
  Accounts receivable ..................................    124,342      127,485
  Inventories ..........................................     15,824       16,417
  Other current assets .................................     39,359       33,135
                                                         ----------   ----------
          Total current assets .........................    430,116      526,408
                                                         ----------   ----------
Property, plant and equipment, net .....................  3,359,037    2,866,447
Investments in power projects ..........................    377,551      284,834
Project development costs ..............................     78,125       24,018
Notes receivable .......................................     29,609       23,548
Restricted cash ........................................     43,384       43,615
Deferred financing costs ...............................     52,391       54,215
Other assets ...........................................    161,203      168,521
                                                         ----------   ----------
          Total assets ................................. $4,531,416   $3,991,606
                                                         ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and borrowings under line of credit,
    current portion .................................... $   38,225   $   38,867
  Project financing, current portion ...................      8,603        8,603
  Accounts payable .....................................     74,879       84,353
  Income taxes payable .................................     12,176        8,835
  Accrued payroll and related expenses .................      7,615       24,345
  Accrued interest payable .............................     65,115       37,058
  Other current liabilities ............................     59,712       73,250
                                                         ----------   ----------
          Total current liabilities ....................    266,325      275,311
                                                         ----------   ----------
Notes payable and borrowings under line of credit,
  net of current portion ...............................     92,877       97,303
Project financing, net of current portion ..............    457,014      357,137
Senior notes ...........................................  1,551,750    1,551,750
Capital lease obligation ...............................    101,248         --
Deferred income taxes, net .............................    279,254      291,458
Deferred lease incentive ...............................     63,353       64,245
Other liabilities ......................................     57,563       57,352
                                                         ----------   ----------
          Total liabilities ............................  2,869,384    2,694,556
                                                         ----------   ----------
Company-obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust ...........    614,641      270,713
Minority interests .....................................     61,928       61,705
Stockholders' equity:
  Preferred stock, $0.001 par value per share;
    authorized 10,000,000 shares; none issued
    and outstanding in 2000 and 1999 ...................       --           --
  Common stock, $0.001 par value per share;
    authorized 100,000,000 shares; issued and
    outstanding 63,753,426 shares in 2000 and
    63,053,920 shares in 1999 ..........................         64           63
  Additional paid-in capital ...........................    754,107      751,404
  Retained earnings ....................................    231,292      213,165
                                                         ----------   ----------
          Total stockholders' equity ...................    985,463      964,632
                                                         ----------   ----------
          Total liabilities and stockholders' equity ... $4,531,416   $3,991,606
                                                         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.



                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                           Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                             2000        1999

Revenue:
  Electricity and steam sales .........................  $ 193,924    $ 128,026
  Service contract revenue ............................     23,129       11,502
  Income from unconsolidated investments in                  9,774       10,812
    power projects
  Interest income on loans to power projects ..........       --            303
  Other revenue .......................................      8,575         --
                                                         ---------    ---------
      Total revenue ...................................    235,402      150,643
                                                         ---------    ---------

Cost of revenue:
  Fuel expenses ......................................      73,652       53,937
  Plant operating expenses ...........................      40,604       24,055
  Depreciation expense ...............................      27,818       18,979
  Production royalties ...............................       3,707        2,417
  Operating lease expenses ...........................      10,458        5,593
  Service contract expenses ..........................      20,488       10,175
                                                         ---------    ---------
     Total cost of revenue ...........................     176,727      115,156
                                                         ---------    ---------
    Gross profit .....................................      58,675       35,487

Project development expenses .........................       3,755        1,956
General and administrative expenses ..................       8,619        9,112
                                                         ---------    ---------
    Income from operations ...........................      46,301       24,419

Interest expense .....................................      17,907       21,027
Distributions on trust preferred securities ..........       6,978         --
Interest income ......................................      (7,562)      (2,778)
Minority interest, net ...............................         217         --
Other income .........................................      (1,053)        (163)
                                                         ---------    ---------
    Income before provision for income taxes .........      29,814        6,333

Provision for income taxes ...........................      11,687        2,483
                                                         ---------    ---------
    Net income .......................................   $  18,127    $   3,850
                                                         =========    =========

Basic earnings per common share:
  Weighted average shares of common stock outstanding       63,337       41,190
  Basic earnings per share ...........................   $    0.29    $    0.09

Diluted earnings per common share:
  Weighted average shares of common stock outstanding       67,314       43,890
  Diluted earnings per share .........................   $    0.27    $    0.09


The accompanying notes are an integral part of these consolidated financial statements.


                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                             2000          1999
                                                            -------      -------
Cash flows from operating activities:
  Net income ........................................... $  18,127    $   3,850
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................     29,264       19,379
    Deferred income taxes, net ........................     (8,862)       2,273
    Income from unconsolidated investments
      in power projects ...............................     (9,774)     (10,812)
    Distributions from unconsolidated power projects ..     10,260       10,272
    Minority Interest .................................       (224)        --
    Change in operating assets and liabilities,
      net of effects of acquisitions:
      Accounts receivable .............................      3,143       13,086
      Inventories .....................................        594         (324)
      Other current assets ............................     (6,734)       1,243
      Notes receivable ................................     (4,794)        --
      Other assets ....................................      7,317       (6,414)
      Accounts payable and accrued expenses ...........    (15,032)        (824)
      Other liabilities ...............................        681        1,650
                                                         ---------    ---------
          Net cash provided by operating activities ....    23,966       33,379
                                                         ---------    ---------

Cash flows from investing activities:
  Acquisition of property, plant and equipment .........  (271,075)    (104,350)
  Acquisitions, net of cash acquired ...................  (148,709)    (102,057)
  Capital expenditures on joint ventures ...............   (94,263)     (17,265)
  Maturities of collateral securities ..................     1,630        1,850
  Project development costs ............................   (52,191)     (15,264)
  (Increase) decrease in restricted cash ...............       231       (6,789)
  Other ................................................      (236)      (4,725)
                                                         ---------    ---------
          Net cash used in investing activities ........  (564,613)    (248,600)
                                                         ---------    ---------

Cash flows from financing activities:
  Borrowings from project financing ....................    99,877      176,155
  Repayments of borrowings .............................    (5,503)    (127,625)
  Proceeds from issuance of Senior Notes ...............      --        600,000
  Proceeds from issuance of preferred securities........   360,000         --
  Proceeds from issuance of common stock ...............     2,826      177,900
  Financing costs ......................................   (15,333)      (8,784)
                                                         ---------    ---------
          Net cash provided by financing activities ....   441,867      817,646
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents ...   (98,780)     602,425
Cash and cash equivalents, beginning of period .........   349,371       96,532
                                                         ---------    ---------
Cash and cash equivalents, end of period ............... $ 250,591    $ 698,957
                                                         =========    =========
Cash paid during the period for:
  Interest ............................................. $  19,726    $  19,365
  Income taxes ......................................... $  13,621    $   1,175

The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)


1.       Organization and Operation of the Company

Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the development and acquisition of power projects and generation of electricity in the United States and Canada.

2.       Summary of Significant Accounting Policies

Basis of Interim Presentation -- The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of the results for the entire year.

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

Capitalized interest -- The Company capitalizes interest on capital invested in projects during the construction period. For the three months ended March 31, 2000 and 1999, the Company recorded net interest expense of $17.9 million and $21.0 million, respectively, after capitalizing $25.1 million and $2.3 million of interest on general corporate funds used for construction in 2000 and 1999, respectively, and after $4.8 million and $1.5 million of interest capitalized on funds borrowed for specific construction projects in 2000 and 1999, respectively. Upon the start-up of plant operations, capitalized interest is transferred to property, plant and equipment and is amortized over the estimated useful life of the plant. The increase in the amount of interest capitalized reflects the significant increase in the Company's power plant construction program.

New Accounting Pronouncements -- In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 137, "Accounting for Derivative Instruments and Hedging
Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133". The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis of the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase the volatility of the Company's earnings.

Reclassifications  --  Prior  period  amounts  in  the  consolidated   financial
statements have been reclassified where necessary to conform to the 2000 presentation.

3.       Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):


                                                       March 31,    December 31,
                                                         2000          1999
                                                    ------------    ------------

Geothermal properties ............................   $   377,054    $   366,059
Oil and gas properties ...........................       219,527        214,794
Buildings, machinery and equipment ...............     1,242,354      1,215,063
Power sales agreements ...........................       145,957        145,957
Gas contracts ....................................       128,356        122,593
Other assets .....................................       156,778         78,735
                                                     -----------    -----------
                                                       2,270,026      2,143,201
Less accumulated depreciation and amortization ...      (253,026)      (227,059)
                                                     -----------    -----------
                                                       2,017,000      1,916,142
Land .............................................         3,567          3,419
Construction in progress .........................     1,338,470        946,886
                                                     -----------    -----------
Property, plant and equipment, net ...............   $ 3,359,037    $ 2,866,447
                                                     ===========    ===========

Construction in progress represents the costs relating to the construction of power plants, including the procurement of equipment, such as gas turbine generators, capitalized interest and capitalized project development costs.

4.       Results of Unconsolidated Investments in Power Projects

The following details the Company's income from investments in unconsolidated power projects and the distributions received by the Company related to those power projects (in thousands):

                         Ownership         Income               Distributions
                          Interest       For the three months ended March 31,

                                       2000        1999        2000       1999
                                     --------    --------    --------   --------
Sumas Power Plant ...........   -   $  7,089    $  8,243    $  7,089   $  8,243
Gordonsville Power Plant .... 50.0%    1,965       1,345        --         --
Lockport Power Plant ........ 11.4%    1,038       1,068         910      1,023
Bayonne Power Plant .........  7.5%      672       1,156         748        635
Kennedy International         50.0%   (1,267)     (1,038)       --         --
  Airport Power
Aidlin Power Plant (1) ...... 55.0%     --            88        --         --
Stony Brook Power Plant ..... 50.0%     (399)        (78)      1,364        371
Agnews Power Plant .......... 20.0%        2          65        --         --
Auburndale Power Plant ...... 50.0%      128         (37)       --         --
Grays Ferry (2) ............. 40.0%      481        --          --         --
Other .......................   -         65        --           149       --
                                    --------    --------    --------   --------
           Total ............       $  9,774    $ 10,812    $ 10,260   $ 10,272
                                    ========    ========    ========   ========


(1) The Company acquired an additional 50% interest in the Aidlin Power Plant on August 31, 1999. Accordingly, the Company thereafter consolidated the operations of the Aidlin Power Plant.

(2) On December 17, 1999, the Company acquired 80% of the common stock of Cogeneration Corporation of America ("CGCA")which has a 50% partnership interest in the Grays Ferry Cogeneration Partnership.

5.       Trust Preferred Securities

On January 26, 2000, Calpine through its wholly-owned subsidiary, Calpine Capital Trust II, a statutory business trust created under Delaware law, completed a private offering of 6,000,000 Remarketable Term Income Deferrable Equity Securities ("trust preferred securities") ("HIGH TIDES") at a value of $50.00 per share. The gross proceeds from the offering were $300.0 million.

On February 10, 2000, Calpine, through its subsidiary, privately placed an additional 1,200,000 trust preferred securities at a value of $50.00 per share pursuant to the exercise of the underwriters' over-allotment option generating gross proceeds of $60.0 million.

The net proceeds from the offerings were used by Calpine's subsidiary to invest in convertible subordinated debentures of Calpine, which represent substantially all of the subsidiary's assets. Calpine effectively has guaranteed all of the subsidiary's obligations under the trust preferred securities. The trust preferred securities are reflected on the balance sheet as "Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust", while distributions are reflected in the statements of operations as "Distributions on trust preferred securities". Financing costs related to the issuance of the trust preferred securities are amortized over 30 years. The trust preferred securities accrue distributions at a rate of 5 1/2 % per annum, have a liquidation value of $50.00 per share, are convertible into shares of Calpine's common stock at the holders option on or prior to the tender notification date, at a rate of 0.4881 shares of common stock for each trust preferred security, and may be redeemed at any time on or after February 5, 2003 at a redemption price equal to 101.375% of the principal amount plus any accrued and unpaid distributions declining to 100% of the principal amount on or after February 5, 2004. Additionally, Calpine has the right to defer the interest payments on the debentures for up to twenty consecutive quarters, which would also cause a deferral of distributions on the trust preferred securities. Currently, the Company has no intention of deferring interest payments on the debentures.

6.       Acquisitions

On January 14, 2000, Calpine acquired a 50% interest in the Aries Power Plant, a 600 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri, from a subsidiary of Aquila Energy Corporation. Construction started in October 1999. Commercial operation of the first 330 megawatts is scheduled to begin June 2001 with the balance of the plant starting in January 2002. The majority of the facility's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool.

On February 4, 2000, Calpine acquired 100% of the stock of Western Gas Resources California from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System natural gas pipeline, now 100% owned by Calpine.

On March 30, 2000, Calpine purchased a 78.5% interest in the 500-megawatt Hidalgo Energy Center, which is under construction in Edinburg, Texas, from Duke Energy North America for $235 million. The purchase includes a cash payment of $134 million and the assumption of a $101 million capital lease obligation. The Hidalgo Energy Center will sell power utilizing the Company's system approach into the Electric Reliability Council of Texas' ("ERCOT") wholesale market and potentially into northern Mexico. Construction of the facility began in February 1999, and commercial operation is expected in June 2000.

7.       Credit Facilities

Calpine maintains a credit facility of $100.0 million, which is available through a consortium of commercial lending institutions led by The Bank of Nova Scotia as agent. A maximum of $50.0 million of the credit facility may be allocated to letters of credit. At March 31, 2000, Calpine had no borrowings and $39.7 million of letters of credit outstanding under the credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans. The credit facility specifies that Calpine maintain certain covenants, with which Calpine was in compliance as of March 31, 2000. Commitment fees related to this credit facility are charged based on 0.375% of committed unused funds.

On November 4, 1999, Calpine entered into a credit agreement for $1.0 billion through its wholly-owned subsidiary, Calpine Construction Finance Company L.P., with a consortium of banks with the lead arranger being The Bank of Nova Scotia and the lead arranger syndication agent being Credit Suisse First Boston. The non-recourse credit facility will be utilized to finance a portion of the construction of Calpine's diversified portfolio of gas-fired power plants currently under development. Calpine currently intends to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of March 31, 2000, Calpine had $64.3 million outstanding under the facility. Borrowings under this facility bear interest, at Calpine's option, at the prime commercial lending rate, the Federal Funds Rate plus 0.50% or LIBOR. The credit facility specifies that Calpine maintain certain covenants, with which Calpine was in compliance as of March 31, 2000. Costs associated with the credit agreement have been deferred and will be amortized over the life of the assets financed.

Additionally, Calpine maintains other credit facilities through certain of its subsidiaries.


8.       Earnings per Share

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

Periods Ended March 31,                   2000                     1999
                            ----------------------------- ----------------------
                               Net                        Net
                             Income    Shares     EPS    Income   Shares   EPS
                            ----------------------------------------------------

Basic earnings per
  common share:

Basic earnings per share      $18,127  63,337   $0.29   $3,850    41,190   $0.09
                               ======  ======  ======   ======    ======  ======
Common shares issuable upon
 exercise of stock options
 using treasury stock method            3,977                      2,700
                                       ------                      -----
Diluted earnings per
  common share:

Diluted earnings per share    $18,127  67,314   $0.27   $3,850    43,890   $0.09
                               ======  ======  ======   ======    ======  ======

Unexercised employee stock options to purchase 275,380 and 23,000 shares of the Company's common stock during the three months ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. Today, we have interests in 44 operating power plants having a net capacity of 3,355 megawatts, 15 power plants under construction having a net capacity of 6,568 megawatts, and 13 projects under development with a net capacity of 7,268 megawatts.

On January 11, 2000, we announced our plans to expand our presence into the Florida wholesale power market. Our plans are to invest approximately $750 million in power generation facilities and manage these development activities in the Southeast from a new office in Tampa, Florida. We will develop two natural gas-fired energy centers, the 1,080-megawatt Blue Heron Energy Center, to be located outside of Vero Beach, and the 540-megawatt Osprey Energy Center, to be located in the City of Auburndale adjacent to an existing power facility in which we have an interest. Construction for the proposed facilities is planned for 2001 or 2002, with both projects expected to commence operation in 2003 or 2004.

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

On January 26, 2000, we completed a private offering under Rule 144A of the Securities Act of 1933 of 6,000,000 5 1/2% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $300.0 million of aggregate gross proceeds. On February 10, 2000, we privately placed an additional 1,200,000 5 1/2% HIGH TIDES pursuant to the exercise of the underwriters' over-allotment option generating gross proceeds of $60.0 million.

On January 28, 2000, we acquired the development rights for the Hermiston Power Plant, a 540 megawatt gas-fired cogeneration power facility located near
Hermiston, Oregon, from Ida-West Energy Company and TransCanada Pipelines. Construction of the facility is expected to commence in the summer of 2000 with commercial operation commencing in 2002.

On February 2, 2000, we announced plans to build, own and operate the Decatur Energy Center, a 700 megawatt gas-fired cogeneration power plant at Solutia Inc.'s Decatur, Alabama chemical facility. Under terms of a 20-year contract, Solutia will lease a portion of the facility to meet its electricity needs and purchase its steam requirements from us. Excess power from the facility will be sold into the Southeastern Wholesale Power Market under a variety of short-, mid-, and long-term contracts. We will also build a new intrastate natural gas pipeline to fuel the plant. Construction is scheduled to commence in 2000 with commercial operations commencing in 2002.

On February 4, 2000, we acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System natural gas pipeline, now 100% owned by us.

On February 8, 2000, we announced that the Towantic Energy Center received approval through a townwide referendum to purchase the town-owned land on which the facility will be built. The referendum also approved a Tax Stabilization Agreement that will even out the property taxes paid to the town of Oxford, Connecticut over a 22-year period.

On February 9, 2000, we announced that the California Energy Commission approved plans to construct the Delta Energy Center in Pittsburg, California. The Delta Energy Center, an 880 megawatt gas-fired power plant located at the Dow Chemical facility, is the first power plant that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to Pittsburg, California and to the greater San Francisco Bay Area.

On February 22, 2000, we announced plans to build, own and operate the Lone Oak Energy Center, an 800 megawatt gas-fired cogeneration facility located in Lowndes County, Mississippi. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

On February 24, 2000, we announced plans to build, own and operate the Hillabee Energy Center, a 700 megawatt gas-fired cogeneration facility located in Tallapoosa County, Alabama. We anticipate that construction will commence in early 2001 and that commercial operation of the facility will commence in early 2003.

On March 6, 2000, we announced that we entered into a partnership agreement with Cleco Midstream Resources, an affiliate of Pineville, Louisiana-based Cleco Corporation to participate in the Acadia Power Project. The partners plan to build, own and operate the 1,000 megawatt natural gas-fired generating plant near Eunice, Louisiana. Construction is expected to begin in mid-2000 and commercial operation for the energy center is expected in June 2002.

On March 7, 2000, we announced plans to purchase a 78.5 % interest in the 500-megawatt Hidalgo Energy Center, which is under construction in Edinburg, Texas, from Duke Energy North America for $235 million. The purchase includes a cash payment of $134 million and the assumption of a $101 million capital lease obligation. The Hidalgo Energy Center will sell power utilizing our system approach into ERCOT's wholesale market and potentially into northern Mexico. Construction of the facility began in February 1999, and commercial operation is expected in June 2000.

On March 23, 2000, we announced plans to build, own and operate the Wawayanda Energy Center, a 540 megawatt natural gas-fired electricity generation facility to be located near Middletown, New York. We anticipate that construction will begin in 2002 and commercial operation will begin in early 2004.

On March 30, 2000, we announced a 50 megawatt expansion of the 117 megawatt natural gas-fired, cogeneration power plant in Morris, Illinois. We also announced the signing of a power sales agreement to deliver approximately 100 megawatts of capacity from the Morris Cogeneration Facility to Commonwealth Edison Company through the end of 2000. The majority of the electricity and all of the steam produced from the plant are sold to Equistar Chemicals, L.P. under a long-term agreement that expires in 2023.

Transactions Announced or Consummated Subsequent to March 31, 2000

On April 20, 2000, we announced plans to construct the Calgary Energy Centre. Scheduled to begin commercial operation in 2003, the 250 megawatt combined-cycle, natural gas-fired facility will be the first independent power project announced in the Calgary area, and represents our first investment in the Canadian power industry.

On May 2, 2000, we announced an agreement with an affiliate of Alexandria, Virginia-based Statoil Energy, Inc. to acquire the remaining 50% interests in the 107-megawatt Kennedy International Airport Power Plant in Queens, New York, and the 40-megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island. Calpine initially acquired a 50% interest in both facilities in December 1997. We will assume operation and maintenance of the plants upon completion of the acquisition expected in late May 2000.

Selected Operating Information

Set forth below is certain selected operating information for the power plants and steam fields, for which results are consolidated in our statements of operations. The information set forth under Power Plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, the Bethpage Power Plant, the Texas City and Clear Lake Power Plants, the Pasadena Power Plant, the Sonoma Power Plant, the Pittsburg Power Plant, the 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999, the acquisition of an additional 50% interest in the Aidlin Power Plant on August 31, 1999, the Calistoga Power Plant since its acquisition on October 21, 1999 and five facilities (Newark, Pryor, Parlin, and Morris Power Plants and Philadelphia Water Project) that we acquired with our purchase of 80% of CGCA on December 17, 1999. The information set forth under thermal and other revenue consists of the results for the Thermal Power Company Steam Fields prior to the acquisition of Unocal Corporation's interest in the Thermal Power Company steam fields on March 19, 1999 and of the PG&E power plants on May 7, 1999, in addition to host thermal sales and other revenue.


                                                         Three Months Ended
                                                               March 31,
                                                 -------------------------------
                                                       2000              1999
                                                 ----------------- -------------
(in thousands, except average prices)
(unaudited)
 Electricity and steam revenue:
        Energy                                   $      124,483    $      64,956
        Capacity                                 $       55,483    $      46,087
        Thermal and other                        $       13,958    $      16,983
  Megawatt hours produced                             4,381,189        2,475,149
  Average energy price per kilowatt hour         $       0.0284    $      0.0262

Megawatt hours produced at the power plants increased 77% for the three months ended March 31, 2000 as compared with the same period in 1999, primarily due to 1,085,672 megawatt hours of production at The Geysers units acquired from PG&E on May 7, 1999, 416,159 megawatt hours of production at the Morris, Newark, Parlin and Pryor facilities which were acquired on December 17, 1999, and due to higher operation at certain of the Company's other facilities.

Results of Operations

Three Months Ended March 31, 2000  Compared to Three Months Ended March 31, 1999

Revenue -- Total revenue increased 56% to $235.4 million for the three months ended March 31, 2000 compared to $150.6 million in 1999.

         Electricity and steam sales revenue increased 51% to $193.9 million in 2000 compared to $128.0 million in 1999. The increase is primarily due to the acquisition of 14 geothermal facilities from PG&E on May 7, 1999, which contributed an additional $47.9 million during 2000. An additional $23.5 million was contributed by the Newark, Parlin, Morris, and Pryor facilities which were acquired on December 17, 1999. The King City facility contributed $6.0 million more than for the same period last year due to less curtailment. The Clear Lake and Pasadena facilities reported an additional $4.5 million and $4.3 million, respectively, due to favorable pricing. These increases were partially offset by a $20.5 million decrease in contractual capacity payments at Texas City.

         Service contract revenue increased to $23.1 million in 2000 compared to $11.5 million in 1999. The 101% increase was primarily attributable to increased energy and gas marketing and trading activity associated with power and gas obtained from third parties, which contributed an additional $11.7 million in revenue in 2000.

         Income from unconsolidated investments in power projects decreased 10% to $9.8 million in 2000 compared to $10.8 million during 1999. The variance is primarily due to a $1.2 million decrease in distributions from the Company's investment in the Sumas Power Plant, partially offset by income recorded by the Company's investment in Grays Ferry, which was acquired on December 17, 1999.

         Interest income on loans to power projects decreased from $303,000 to none in 2000. On October 1, 1999, the Company completed its acquisition of Sheridan Energy, Inc., until which time interest income was recorded on convertible preferred stock held by the Company. From October 1, 1999, the results of operations have been consolidated.

         Other revenue increased to $8.6 million in 2000 compared to none in 1999. Other revenue is comprised primarily of oil and natural gas sales to third parties. The increase is attributable to the acquisition of Sheridan Energy, Inc., on October 1, 1999.

Cost of revenue -- Cost of revenue increased 53% to $176.7 million in 2000 compared to $115.2 million in 1999. The $61.5 million increase was primarily attributable to $51.2 million in incremental effects of acquisitions consummated after March 31, 1999 on plant operating expenses, fuel expense, depreciation expense, operating lease expense, and production royalties expense. A $10.3 million increase in service contract expense was attributable to increased energy and gas marketing and trading activity associated with power and gas obtained from third parties.

General and administrative expenses -- General and administrative expenses decreased 5% to $8.6 million for the three months in 2000 compared to $9.1 million in 1999. The decrease was primarily attributable to the effect of a reserve for leasehold improvements made in 1999.

Interest expense -- Interest expense decreased 15% to $17.9 million for the three months in 2000 from $21.0 million for the same period in 1999. The decrease was primarily attributable to interest capitalized on corporate funds invested in construction projects of $25.1 million and $2.3 million, respectively, which was offset by increased interest expense on additional borrowings during 1999.

Provision for income taxes -- The effective income tax rate was approximately 39% for the three months ended March 31, 2000 and 1999. The increase in the nominal provision was due to higher taxable income in 2000.

Outlook

Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power market, primarily through our active development and acquisition programs. In pursuing our proven growth strategy, we utilize our extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which we believe provide us with a competitive advantage. The key elements of our strategy are as follows:

    o Development and expansion of power plants. We are actively pursuing the development of new and the expansion of existing highly efficient, low-cost, gas-fired power plants that replace old and inefficient generating facilities and meet the demand for new generation. Our strategy is to develop power plants in strategic geographic locations that enable us to leverage existing power generation assets and operate the power plants as integrated electric generation systems. This allows us to achieve significant operating synergies and efficiencies in fuel procurement, power marketing and operations and maintenance.

    o Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent acquisition criteria and provide significant potential for revenue, cash flow and earnings growth, and that provide the opportunity to enhance the operating efficiencies of the plants. We have significantly expanded and diversified our project portfolio through the acquisition of power generation facilities.

    o Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to an aggregate of 72 power plants with a net capacity of 17,265 megawatts, after completion of our projects currently under construction and development. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation market.

PART II.   OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

On January 26, 2000, Calpine completed a private offering under Rule 144A of the Securities Act of 1933 of 6,000,000 5 1/2% HIGH TIDES issued by a subsidiary trust at $50.00 each, raising $300.0 million of aggregate gross proceeds. On February 10, 2000, Calpine privately placed an additional 1,200,000 5 1/2% HIGH TIDES pursuant to the exercise of the underwriters' over-allotment option generating gross proceeds of $60.0 million.


ITEM 5.  OTHER INFORMATION

1. On April 20, 2000, Calpine announced plans to construct the Calgary Energy Centre. Scheduled to begin commercial operation in 2003, the 250 megawatt combined-cycle, natural gas-fired facility will be the first independent power project announced in the Calgary area, and represents our first investment in the Canadian power industry.

2. On April 27, 2000, Calpine announced record financial results for the quarter ended March 31, 2000.

3. On May 2, 2000, Calpine announced an agreement with an affiliate of Alexandria, Virginia-based Statoil Energy, Inc. to acquire the remaining 50% interests in the 107-megawatt Kennedy International Airport Power Plant in Queens, New York and the 40-megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island. Calpine initially acquired a 50% interest in both facilities in December 1997. We will assume operation and maintenance of the plants upon completion of the acquisition expected in late May 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number        Description
-------       -----------
27.0          Financial Data Schedule
99.1          Press Release dated April 20, 2000
99.2          Press Release dated April 27, 2000
99.3          Press Release dated May 2, 2000


(b)  Reports on Form 8-K

1.   Current report dated January 26, 2000 and filed on February 9, 2000

     Item 5. Other Events - Announcement of the offering of approximately $360 million of convertible preferred securities in a private placement
     Item 7. Exhibits - - Press Release dated January 26, 2000

2.   Current report dated February 3, 2000 and filed on February 9, 2000

     Item 5. Other Events - Announcement of financial results for the three and twelve months ended December 31, 1999
     Item 7. Exhibits - - Press Release dated February 3, 2000

3.   Current  report  dated  March 6, 2000 and  filed on March 31,  2000

     Item 5. Other Events - Announcement of Joint Venture with Cleco; plans to purchase interest in Hidalgo Energy Center; development of Wawayanda Energy Center; and continued growth
     Item 7. Exhibits - - Press releases dated March 6, 2000, March 7, 2000, March 23, 2000 and March 27, 2000

4.   Current  report  dated  March  30,  2000 and filed on April 3, 2000

     Item 5. Other Events - Announcement of expansion of Morris Power Plant and signing of power sales agreement; filing of Annual Management Incentive Plan; filing of consulting agreements for a board member; and loan to a Company officer
     Item 7. Exhibits - - Press release dated March 30, 2000, Calpine Corporation Annual Management Incentive Plan, consulting contracts and note to officer