Form 10-Q
period 2000-06-30
CALPINE CORP
filed 2000-08-09
CIK 916457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000


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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 127,896,943 shares of Common Stock, par value $0.001 per share, outstanding on AUGUST 7, 2000.

                      CALPINE CORPORATION AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                 FOR THE QUARTER AND PERIOD ENDED JUNE 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                                PAGE NO.
        ITEM 1.  Financial Statements

        Consolidated Balance Sheets
        June 30, 2000 and December 31, 1999...................................  3

        Consolidated Statements of Operations
        Three and Six Months Ended June 30, 2000 and 1999.....................  4

        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2000 and 1999...............................  5

        Notes to Consolidated Financial Statements............................  6

        ITEM 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................  11

PART II. OTHER INFORMATION

        ITEM 1.  Legal Proceedings...........................................  16

        ITEM 2.  Change in Securities........................................  16

        ITEM 4.  Submission of Matters to a Vote of Security Holders.........  16

        ITEM 5.  Other Information...........................................  17

        ITEM 6.  Exhibits and Reports on Form 8-K............................  17


Signatures...................................................................  18

ITEM 1. FINANCIAL STATEMENTS

                      CALPINE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 June 30,      December 31,
                                                                   2000           1999
                                                                -----------    -----------
                                                                (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................   $   187,777    $   349,371
   Accounts receivable.......................................       245,364        127,485
   Inventories...............................................        23,287         16,417
   Other current assets......................................        68,503         33,135
                                                                -----------    -----------
      Total current assets...................................       524,931        526,408
                                                                -----------    -----------

Property, plant and equipment, net...........................     4,226,759      2,866,447
Investments in power projects................................       341,223        284,834
Project development costs....................................        71,785         24,018
Notes receivable.............................................        52,527         23,548
Restricted cash..............................................        68,687         43,615
Deferred financing costs.....................................        69,802         54,215
Other assets.................................................       184,377        168,521
                                                                -----------    -----------
      Total assets...........................................   $ 5,540,091    $ 3,991,606
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and borrowings under
     lines of credit, current portion........................   $    31,461    $    38,867
   Project financing, current portion........................        12,354          8,603
   Accounts payable..........................................       148,411         84,353
   Income taxes payable......................................            --          8,835
   Accrued payroll and related expenses......................        18,081         24,345
   Accrued interest payable..................................        40,540         37,058
   Other current liabilities.................................        53,331         73,250
                                                                -----------    -----------
      Total current liabilities..............................       304,178        275,311
                                                                -----------    -----------

Notes payable and borrowings under lines
   of credit, net of current portion.........................       542,106         97,303
Project financing, net of current portion....................       833,982        357,137
Senior notes.................................................     1,551,750      1,551,750
Capital lease obligation.....................................       176,993             --
Deferred income taxes, net...................................       297,462        291,458
Deferred lease incentive.....................................        62,460         64,245
Other liabilities............................................        44,447         57,352
                                                                -----------    -----------
      Total liabilities......................................     3,813,378      2,694,556
                                                                -----------    -----------

Company-obligated mandatorily redeemable
   convertible preferred securities of
   subsidiary trusts.........................................       618,756        270,713
Minority interests...........................................        62,112         61,705

Stockholders' equity:
   Preferred stock, $0.001 par value per share;
     authorized 10,000,000 shares; none issued
     and outstanding in 2000 and 1999........................            --             --
   Common stock, $0.001 par value per share;
     authorized 500,000,000 shares in 2000 and
     100,000,000 in 1999; issued and outstanding
     127,875,664 shares in 2000 and 126,107,840
     shares in 1999..........................................           128            126
   Additional paid-in capital................................       762,719        751,341
   Retained earnings.........................................       282,998        213,165
                                                                -----------    -----------
      Total stockholders' equity.............................     1,045,845        964,632
                                                                -----------    -----------
      Total liabilities and stockholders' equity.............   $ 5,540,091    $ 3,991,606
                                                                ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                           Three Months Ended             Six Months Ended
                                                                                 June 30,                     June 30,
                                                                         -----------------------       -----------------------
                                                                           2000          1999            2000           1999
                                                                         ---------     ---------       ---------     ---------
Revenue:
   Electricity and steam sales .................................         $ 311,670     $ 176,296       $ 505,594     $ 304,322
   Service contract revenue ....................................            38,717        12,414          61,846        23,865
   Income from unconsolidated investments in power projects ....             4,843         7,509          14,617        18,321
   Interest income on loans to power projects ..................                --           406              --           709
   Other revenue ...............................................             8,453            --          17,028            --
                                                                         ---------     ---------       ---------     ---------
       Total revenue ...........................................           363,683       196,625         599,085       347,217
                                                                         ---------     ---------       ---------     ---------
Cost of revenue:
   Fuel expenses ...............................................           104,044        61,521         177,696       115,458
   Plant operating expenses ....................................            44,975        27,857          85,579        52,112
   Depreciation expense ........................................            33,846        23,310          61,664        42,289
   Production royalties ........................................             5,444         3,209           9,151         5,626
   Operating lease expenses ....................................            10,672         7,959          21,130        13,552
   Service contract expenses ...................................            40,623        11,964          61,111        22,088
                                                                         ---------     ---------       ---------     ---------
       Total cost of revenue ...................................           239,604       135,820         416,331       251,125
                                                                         ---------     ---------       ---------     ---------
Gross profit ...................................................           124,079        60,805         182,754        96,092
                                                                         ---------     ---------       ---------     ---------
Project development expenses ...................................             5,228         2,292           8,983         4,248
General and administrative expenses ............................            16,335         9,724          24,954        18,636
                                                                         ---------     ---------       ---------     ---------
     Income from operations ....................................           102,516        48,789         148,817        73,208
                                                                         ---------     ---------       ---------     ---------
Interest expense ...............................................            14,411        26,144          32,318        47,171
Distributions on trust preferred securities ....................             9,085            --          16,063            --
Interest income ................................................            (5,615)       (7,054)        (13,177)       (9,832)
Minority interest, net .........................................               576            --             793            --
Other income ...................................................            (1,142)       (1,073)         (2,195)       (1,236)
                                                                         ---------     ---------       ---------     ---------
     Income before provision for income taxes ..................            85,201        30,772         115,015        37,105

Provision for income taxes .....................................            33,495        12,062          45,182        14,545
                                                                         ---------     ---------       ---------     ---------

     Income before extraordinary charge ........................            51,706        18,710          69,833        22,560
     Extraordinary charge, net of tax benefit of $0 and $793 ...                --         1,150              --         1,150
                                                                         ---------     ---------       ---------     ---------
       Net income ..............................................         $  51,706     $  17,560       $  69,833     $  21,410
                                                                         =========     =========       =========     =========

Basic earnings per common share:
     Weighted average shares of common stock outstanding .......           127,616       107,692         127,145        95,036
     Income before extraordinary charge ........................         $    0.41     $    0.17       $    0.55     $    0.24
     Extraordinary charge ......................................         $      --     $    0.01       $      --     $    0.01
     Net income ................................................         $    0.41     $    0.16       $    0.55     $    0.23


Diluted earnings per common share:
     Weighted average shares of common stock outstanding before
      dilutive effect of certain trust preferred securities ....           135,354       114,096         134,991       100,940
     Income before extraordinary charge and dilutive effect of
      certain trust preferred securities .......................         $    0.38     $    0.16       $    0.52     $    0.22
     Extraordinary charge ......................................         $      --     $    0.01       $      --     $    0.01
     Dilutive effect of certain trust preferred securities(1) ..         $    0.01     $      --       $      --     $      --
     Net income ................................................         $    0.37     $    0.15       $    0.52     $    0.21

(1) Includes the effect of the assumed conversion of the October 1999 trust preferred securities. The assumed conversion calculation adds 9,456 shares of common stock and $2,439 and $4,878 to the three month and six months 2000 net income results, representing the after tax distribution expense on the October 1999 trust preferred securities avoided upon conversion.

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  2000           1999
                                                               ----------     ----------
Cash flows from operating activities:
   Net income ...............................................  $   69,833     $   21,410
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................      68,743         44,086
      Deferred income taxes, net ............................      (5,017)        13,285
      Income from unconsolidated investments in
       power projects .......................................     (14,617)       (18,321)
      Distributions from unconsolidated power projects ......      19,413         25,522
      Minority interest .....................................         407             --
      Change in operating assets and liabilities, net
       of effects of acquisitions:
      Accounts receivable ...................................    (104,668)       (34,503)
      Inventories ...........................................          84            440
      Other current assets ..................................      (2,860)         3,258
      Notes receivable ......................................     (16,955)            --
      Prepaid expenses ......................................      (7,046)
      Other assets ..........................................      11,555         (3,794)
      Accounts payable and accrued expenses .................      54,812         10,037
      Other liabilities .....................................     (36,018)        (2,865)
                                                               ----------     ----------
         Net cash provided by operating activities ..........      37,666         58,555
                                                               ----------     ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment ...............    (920,456)      (423,874)
   Acquisitions, net of cash acquired .......................    (201,823)      (102,212)
   Proceeds from sale and leaseback of plant ................          --         18,436
   Increase in notes receivable .............................     (31,035)        (5,303)
   Capital expenditures on joint ventures ...................    (134,561)       (20,272)
   Maturities of collateral securities ......................       3,315          1,850
   Project development costs ................................     (47,767)       (43,177)
   Decrease in restricted cash ..............................        (192)       (15,776)
   Other ....................................................      (1,005)            --
                                                               ----------     ----------
         Net cash used in investing activities ..............  (1,333,524)      (590,328)
                                                               ----------     ----------

Cash flows from financing activities:
   Borrowings from project financing and lines of credit ....     804,152        207,795
   Repayments of borrowings..................................      (9,137)      (248,225)
   Proceeds from issuance of Senior notes....................          --        600,000
   Proceeds from issuance of preferred securities............     360,000             --
   Proceeds from issuance of common stock....................       4,060        205,752
   Write-off of deferred financing costs.....................          --          1,943
   Financing costs...........................................     (25,099)       (11,737)
   Other.....................................................         288             --
                                                               ----------     ----------
         Net cash provided by financing activities...........   1,134,264        755,528
                                                               ----------     ----------

Net increase (decrease) in cash and cash equivalents.........    (161,594)       223,755
Cash and cash equivalents, beginning of period...............     349,371         96,532
                                                               ----------     ----------
Cash and cash equivalents, end of period.....................  $  187,777     $  320,287
                                                               ==========     ==========
Cash paid during the period for:
   Interest..................................................  $   96,151     $   42,088
   Income taxes..............................................  $   37,113     $    1,471

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2000

1.   Organization and Operation of the Company

Calpine Corporation, a Delaware corporation, ("Calpine" or the "Company") directly through its subsidiaries is engaged primarily in the development and acquisition of power projects and generation of electricity in the United States and Canada.

2.   Summary of Significant Accounting Policies

Basis of Interim Presentation - The accompanying interim consolidated financial statements of the Company have been prepared by the Company, without audit by independent public accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of the results for the entire year.

Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to future development costs and useful lives of the generation facilities (see Property, Plant and Equipment), and the realizable value of natural gas reserves.

Capitalized interest - The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period. For the six months ended June 30, 2000 and 1999, the Company recorded net interest expense of $32.3 million and $47.2 million, respectively, after capitalizing $52.0 million and $12.0 million of interest on general corporate funds used for construction in 2000 and 1999, respectively, and after $15.3 million and $2.0 million of interest capitalized on funds borrowed for specific construction projects in 2000 and 1999, respectively. Upon the commencement of plant operations, capitalized interest is amortized over the estimated useful life of the plant. The increase in the amount of interest capitalized during the six months ended June 30, 2000 reflects the significant increase in the Company's power plant construction program.

New Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet completed its analysis of the impact of adopting SFAS No. 133 on its financial statements but will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 could increase the volatility of the Company's earnings.

Reclassifications - Prior period amounts in the consolidated financial statements have been reclassified where necessary to conform to the 2000 presentation.

3.   Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                     June 30,        December 31,
                                                       2000             1999
                                                   -----------       -----------
Geothermal properties...........................   $   368,338       $   366,059
Oil and gas properties..........................       291,844           214,794
Buildings, machinery and equipment..............     1,808,213         1,215,063
Power sales agreements..........................       148,706           145,957
Gas contracts...................................       145,048           122,593
Other assets....................................        81,898            78,735
                                                   -----------       -----------
                                                     2,844,047         2,143,201
Less accumulated depreciation and amortization..      (285,440)         (227,059)
                                                   -----------       -----------
                                                     2,588,607         1,916,142
Land............................................         3,565             3,419
Construction in progress........................     1,664,587           946,886
                                                   -----------       -----------
Property, plant and equipment, net..............   $ 4,226,759       $ 2,866,447
                                                   ===========       ===========


4.   Results of Unconsolidated Investments in Power Projects

The following details the Company's income from investments in unconsolidated power projects and the distributions recorded by the Company related to those power projects (in thousands):

                                                    Ownership          Income                Distributions
                                                     Interest            For the Six Months Ended June 30,
                                                                    2000        1999        2000        1999
                                                                 ---------   ---------   ---------    --------
Sumas Power Plant..................................   --         $   9,714   $  14,243   $   9,714    $ 14,243
Gordonsville Power Plant...........................   50%            2,978       1,872       2,950       3,000
Lockport Power Plant............................... 11.4%            1,965       1,980       1,774       1,853
Bayonne Power Plant................................  7.5%            1,302       1,912       1,656       1,353
Kennedy International Airport Power Plant (1)......  100%           (2,768)     (1,592)         --          --
Stony Brook Power Plant (1)........................  100%             (994)        (57)      1,820         370
Auburndale Power Plant (2).........................  100%              599        (273)      1,350       1,500
Grays Ferry (3)....................................   40%            1,509          --          --          --
Dighton............................................   50%               --          --          --       3,203
Other..............................................   --               312         236         149          --
                                                                 ---------   ---------   ---------    --------
   Total...........................................              $  14,617   $  18,321   $  19,413    $ 25,522
                                                                 =========   =========   =========    ========

(1) Calpine acquired the remaining 50% interests in the Kennedy International Airport Power Plant and the Stony Brook Power Plant in May 2000. Accordingly, the Company thereafter consolidated the operations of these power plants.

(2) Calpine acquired the remaining 50% interest in the Auburndale Power Plant in June 2000. Accordingly, the Company thereafter consolidated the operations of this facility.

(3) In December 1999, Calpine acquired 80% of the common stock of Cogeneration Corporation of America ("CGCA") which has a 50% partnership interest in the Grays Ferry Cogeneration Partnership.


5.   Acquisitions

In May 2000, Calpine acquired the remaining 50% interests in the 107-megawatt Kennedy International Airport Power Plant in Queens, N.Y. and the 40-megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island from Statoil Energy, Inc. The purchase price was approximately $71 million in addition to the assumption of a capital lease obligation relating to the Stony Brook facility. The Company initially acquired a 50% interest in both facilities in December 1997.

In June 2000, Calpine announced a strategic alliance with Panda Energy International, Inc. ("Panda") and plans to acquire from Panda the development rights to construct, own and operate the Oneta project - a 1,000-megawatt natural gas-fired power facility in Oklahoma. The agreement also provides Calpine the exclusive development rights for seven additional projects, representing approximately 9,600 megawatts of gas-fired generation in the United States. Under our agreement with Panda, we may be obligated to make certain contingent payments during the operation of the Oneta facility. We also acquired from Panda 24 General Electric 7 FA gas turbines and 12 steam turbines.

In June 2000, Calpine acquired the Freestone Energy Center from Entergy Corp. Freestone is a 1,000-megawatt natural gas-fired power generating facility under development in Freestone County, Texas. Construction of the technologically advanced energy center is expected to begin during the third quarter of 2000, with a two-phased commercial start-up beginning in June 2002. The purchase price includes a payment of approximately $61 million to Entergy and the assumption of certain liabilities. This represents payment for the land and development rights for the Freestone Energy Center, previous progress payments made for four General Electric gas turbines, two steam turbines and related equipment, and development expenditures incurred to date.

In June 2000, the Company acquired from Edison Mission Energy the remaining 50% ownership interest in a 150-megawatt natural gas-fired, combined-cycle cogeneration facility located in Auburndale, Fla. The purchase price was approximately $22.0 million, in addition to the assumption of certain liabilities, including project level debt. Related to the project level debt was the assumption of an interest rate swap agreement with a notional amount of $122.5 million at June 30, 2000, which effectively converts the project level debt's floating rate to a fixed rate of 6.52% per annum. The Company acquired an initial 50% ownership interest in the facility in October 1997.

6.   Credit Facilities

In May 2000, Calpine entered into an amended and restated $400 million, three-year revolving line of credit with a consortium of commercial lending institutions with the Bank of Nova Scotia as agent, which replaced an existing $100 million credit facility. A maximum of $200.0 million of the credit facility may be allocated to letters of credit. At June 30, 2000, the Company had $280.2 million in borrowings and $19.1 million of letters of credit outstanding under the amended and restated credit facility. Borrowings bear interest at The Bank of Nova Scotia's base rate plus an applicable margin or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, at least quarterly. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of June 30, 2000. Commitment fees related to this line of credit are charged based on the unused credit.

In June 2000, the Company entered into a new $1.0 billion Bridge Credit Agreement with a consortium of commercial lending institutions with Credit Suisse First Boston as agent, which is to be repaid with the proceeds of the common stock offering by Calpine described in Note 9 below. As of June 30, 2000, the Company had $162.0 million outstanding under the bridge facility. Borrowings bear interest at the higher of the Bank of Nova Scotia's base rate and the Federal Funds Rate determined by the Bank of Nova Scotia plus a margin, or at LIBOR plus an applicable margin. Interest is paid on the last day of each interest period for such loans, at least quarterly. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of June 30, 2000. Commitment fees related to this bridge agreement are charged based on the unused credit.

7.   Earnings per Share

All share data has been adjusted to reflect the two-for-one stock split effective October 7, 1999 and the two-for-one stock split effective June 8, 2000.

Periods Ended June 30,                                     2000                                   1999
(in thousands, except                      -------------------------------------- --------------------------------------
per share amounts)                              Net                                    Net
                                               Income      Shares        EPS          Income      Shares        EPS
------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS:
 BASIC EARNINGS PER COMMON SHARE:
   Income before extraordinary charge        $  51,706      127,616   $     0.41    $  18,710      107,692   $    0.17
   Extraordinary charge net of tax benefit
     of $0 and $793                                 --                       --         1,150                     0.01
                                             ---------                ---------     ---------                ---------
   Basic earnings per common share           $  51,706      127,616   $     0.41    $  17,560      107,692   $    0.16
                                             =========    =========   ==========    =========    =========   =========
   Common shares issuable upon exercise of
     stock options using treasury stock
     method                                                   7,738                                  6,404
                                                          ---------                              ---------

 DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary charge        $  51,706      135,354   $     0.38    $  18,710      114,096   $    0.16
   Extraordinary charge net of tax benefit
     of $0 and $793                                 --                       --         1,150                     0.01

   Effect of conversion of certain
     dilutive HIGH TIDES                         2,439        9,456         0.01          --                       --
                                             ---------    ---------   ----------    ---------                ---------
   Diluted earnings per share                $  54,145      144,810   $     0.37    $  17,560      114,096   $    0.15
                                             =========    =========   ==========    =========    =========   =========

 SIX MONTHS:
 BASIC EARNINGS PER COMMON SHARE:
   Income before extraordinary charge        $  69,833      127,145   $     0.55    $  22,560       95,036   $    0.24
   Extraordinary charge net of tax benefit
     of $0 and $793                                                           --        1,150                     0.01
                                             ---------                ----------    ---------                ---------
   Basic earnings per share                  $  69,833      127,145   $     0.55    $  21,410       95,036   $    0.23
                                             =========    =========   ==========    =========    =========   =========
   Common shares issuable upon exercise of
     stock options using treasury stock
     method                                                   7,846                                  5,904
                                                          ---------                              ---------

 DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary charge        $  69,833      134,991   $     0.52    $  22,560      100,940   $    0.22
   Extraordinary charge net of tax benefit
     of $0 and $793                                                           --        1,150                     0.01

   Effects of conversion of certain
     dilutive HIGH TIDES                         4,878        9,456           --           --                       --
                                             ---------    ---------   ----------    ---------                ---------
   Diluted earnings per share                $  74,711      144,447   $     0.52    $  21,410      100,940   $    0.21
                                             =========    =========   ==========    =========    =========   =========

For the three months ended June 30, 1999, the Company recognized an extraordinary charge of $1.2 million or $0.01 per share (net of tax benefit of $793,000) representing the write-off of deferred financing costs related to non-recourse project financing for the Gilroy Power Plant. The financing agreement was terminated and the outstanding balance of $120.6 million was repaid in April of 1999.

Unexercised employee stock options to purchase approximately 36.0 thousand and
15.0 thousand shares of the Company's common stock during the six months ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

8.   Commitments and Contingencies

Legal Matters -- On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and Calpine Corporation tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. In April 1999, the court dismissed the claims against Calpine Auburndale and Calpine Gordonsville with prejudice. Indeck appealed the court's decision. On July 6, 2000, the Illinois Court of Appeals issued its decision upholding the lower court's dismissal of the Indeck case against Calpine.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a materially adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

Capital Expenditures -- During the second quarter of 2000, the Company entered into agreements to purchase 28 gas turbines and 14 steam turbines as part of the Company's strategic alliance with Panda and the acquisition of Freestone (See Note 5 -- Acquisitions).

9.       Subsequent Events

In June 2000, Calpine announced an agreement to acquire SkyGen Energy LLC ("SkyGen") from Michael Polsky and from Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp. The purchase price is $392.5 million in cash and 1,058,871 million shares of Calpine common stock (which were valued in the aggregate at $57.2 million at signing) the assumption of certain recourse and non-recourse obligations of SkyGen, the assumption of certain contingent obligations of Wisvest and Wisconsin Energy Corp. on behalf of SkyGen, and the obligation to make certain additional contingent payments for completion of certain project development milestones. Under the terms of the agreement, the Company will acquire three operating facilities, five projects under construction, 12 late-stage development projects and 16 early-stage development projects. In addition, the Company will acquire 34 General Electric 7 FA gas turbines to power the Company's newly acquired development projects. The acquisition is expected to close in the third quarter of 2000.

In July 2000, the Company announced plans to enter into a $2.5 billion revolving construction credit facility with a consortium of banks, including The Bank of Nova Scotia and Credit Suisse First Boston as lead arrangers. We expect to sign this agreement during the third quarter of 2000.

In July 2000, Calpine completed three acquisitions of natural gas reserves for approximately $206.0 million, including the acquisition of Calgary-based Quintana Minerals Canada Corp., three fields in the Gulf of Mexico and natural gas assets in the Piceance Basin, Colorado and onshore Gulf Coast.

In July 2000, Calpine entered into an agreement with GE Power Systems to purchase 21 model 7FB turbines from GE Power Systems, with delivery scheduled to begin in 2003.

In July 2000, Calpine signed a memorandum of understanding to purchase 85 heat recovery steam generators from St. Louis, Missouri-based Nooter/Eriksen. Calpine will begin taking delivery of the generators in 2001, with the bulk of the contract to be filled through 2004.

On August 3, 2000, Calpine priced a public offering of 10,000,000 shares of its common stock at $69.50 per share, the last sales price reported on the New York Stock Exchange on that day. On August 7, 2000, the underwriters exercised an option to purchase an additional 1,500,000 shares, also at $69.50 per share. The common stock offering is scheduled to close on or about August 9, 2000.

Concurrent with the common stock offering, Calpine priced an offering under Rule 144A of the Securities Act of 9,000,000 5% HIGH TIDES issued by a subsidiary trust at $50.00 each. On August 7, 2000, the initial purchasers exercised an option to purchase an additional 1,350,000 HIGH TIDES. The HIGH TIDES offering is expected to close on or about August 9, 2000.

On August 7, 2000, Calpine priced a public offering of $250,000,000 of aggregate principal amount of 8-1/4% Senior Notes due 2005 and $750,000,000 of aggregate principal amount of 8-5/8% Senior Notes due 2010. The Senior Notes offering is expected to close on or about August 10, 2000.

In August 2000, the Company completed the acquisition of the 1,000-megawatt natural gas-fired Oneta Energy Center, under development in Coseta, Oklahoma, from Panda Energy International, Inc.

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

MANAGEMENT OVERVIEW

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. Today, we have interests in 45 operating power plants having a net baseload capacity of 4,285 megawatts, 14 power plants under construction having a net baseload capacity of 6,222 megawatts, and 18 projects under development with a net baseload capacity of 11,019 megawatts.

On April 20, 2000, we announced plans to construct the Calgary Energy Centre. Scheduled to begin commercial operation in 2003, the 250 megawatt combined-cycle, natural gas-fired facility was the first independent power project announced in the Calgary area, and represents our first investment in the Canadian power industry.

On May 16, 2000, we announced the establishment of a new business unit, Calpine c*Power, to serve the rapidly growing worldwide demand for highly reliable critical power. Highly reliable power adds to Calpine's growing line of high-value energy products, which includes green power, ancillary services and peaking power.

On May 22, 2000, we announced plans to purchase 36 F-class turbines from Orlando, Florida-based Siemens Westinghouse Power Corporation. The agreement includes long-term service programs and performance enhancements on existing equipment. In 2003 and 2004, Siemens Westinghouse will be obligated to deliver a total of 36 turbines to Calpine.

On May 23, 2000, we announced plans for the acquisition of development rights to build, own and operate a 540-megawatt natural gas-fired power generating facility to be located near Fremont, Ohio. The Fremont Energy Center will be capable of generating over 700 megawatts of electricity during periods of high demand.

On May 23, 2000, we entered into an amended and restated $400 million, three-year revolving line of credit led by The Bank of Nova Scotia, replacing an expiring $100 million credit facility. The amended and restated facility will be used for working capital and other general corporate purposes.

On June 8, 2000, Calpine effected a two-for-one split of its common stock for stockholders of record as of May 29, 2000.

On June 12, 2000, we announced the acquisition of the remaining 50% interests in the 107-megawatt Kennedy International Airport Power Plant in Queens, New York, and the 40-megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island. Calpine initially acquired a 50% interest in both facilities in December 1997 from an affiliate of Alexandria, Virginia-based Statoil Energy, Inc.

On June 15, 2000, we announced that we have secured the rights to develop, build, own and operate the Freestone Energy Center from New Orleans, Louisiana-based Entergy Corp. Freestone is a 1,000-megawatt natural gas-fired power generating facility under development in Freestone County, Texas, near Fairfield, about 80 miles southeast of Dallas.

In June 2000, Calpine announced a strategic alliance with Panda Energy International, Inc. ("Panda") and plans to acquire from Panda the development rights to construct, own and operate the Oneta project - a 1,000-megawatt natural gas-fired power facility in Oklahoma. Under our agreement with Panda, we may be obligated to make certain contingent payments during the operation of the Oneta facility. We also acquired from Panda 24 General Electric 7 FA gas turbines and 12 steam turbines.

On June 26, 2000, Calpine announced plans to acquire Northbrook, Illinois-based SkyGen Energy LLC ("SkyGen") from Michael Polsky and from Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp., for approximately $392.5 million in cash and 1,058,871 shares of Calpine common stock (which were valued in the aggregate at $57.2 million at signing) plus the assumption of certain recourse and nonrecourse obligations of SkyGen, the assumption of certain contingent obligations of Wisvest and Wisconsin Energy Corp. on behalf of SkyGen, and the obligation to make certain additional contingent payments for completion of certain project development milestones. Under the terms of the agreement, the Company will acquire three operating facilities, five facilities under construction, 12 late-stage development projects and 16 project stage development projects. In addition, the Company will acquire 34 General Electric 7 FA gas turbines to power these projects. The acquisition is expected to close in the third quarter of 2000.

On June 27, 2000, we announced plans to build, own and operate a natural gas-fired cogeneration energy center at the BP Amoco chemical facility in Decatur, Alabama. The proposed Morgan Energy Center will generate approximately 660 megawatts of electricity in addition to supplying steam for BP Amoco's facility. Permitting for this project is nearing completion, with construction scheduled to start in the third quarter of 2000.

On June 29, 2000, we announced that we have secured the rights to develop, build, own and operate the Teayawa Energy Center, a 600-megawatt natural gas-fired power generating facility near the town of Thermal in Riverside County, California through a development agreement with Adair International Oil and Gas, Inc. The Teayawa Energy Center will be sited on the Torres Martinez Desert Cahuilla Indians' land through a long-term lease agreement between Calpine and the Torres Martinez.

On June 30, 2000, we completed the acquisition from Edison Mission Energy of the remaining 50% ownership interest in a 150-megawatt natural gas-fired, combined-cycle cogeneration facility located in Auburndale, Florida. Calpine acquired an initial 50% ownership interest in the facility in October 1997.


Transactions Announced or Consummated Subsequent to June 30, 2000

On July 18, 2000, we announced plans to purchase from GE Power Systems 21 model 7FB turbines which will produce an additional 5,250 megawatts of electricity when operated in combined-cycle mode.

On July 19, 2000, we announced we will develop, own and construct a natural gas-fired, combined-cycle power generation facility in Haywood County, Tennessee. The proposed Haywood Energy Center represents Calpine's fourth project that will interconnect with the Tennessee Valley Authority.

On July 21, 2000, we signed a memorandum of understanding to purchase 85 heat recovery steam generators from St. Louis, Missouri-based Nooter/Eriksen.

In July 2000, the Company announced plans to enter into a $2.5 billion revolving construction credit facility with a consortium of banks, including The Bank of Nova Scotia and Credit Suisse First Boston as lead arrangers. We expect to sign this agreement during the third quarter of 2000.

On July 25, 2000, we announced three strategic acquisitions that add 205 billion cubic feet equivalent (bcfe) of proven, natural gas reserves to Calpine's natural gas portfolio. Calpine acquired these assets for approximately $206 million. These acquisitions increase Calpine's proved reserves to 430 bcfe, which at full production, can fuel 800 to 900 megawatts of combined-cycle gas-fired power generation.

On August 1 and 2, 2000, we announced the completion of consent solicitations to effect certain amendments to six Indentures governing certain outstanding Calpine public debt securities which are due in the years 2004-2009. Supplemental Indentures effecting such amendments were executed by the Company and the respective Trustees.

On August 3, 2000, Calpine priced a public offering of 10,000,000 shares of its common stock at $69.50 per share. On August 7, 2000, the underwriters exercised an option to purchase an additional 1,500,000 shares, also at $69.50 per share. The common stock offering is scheduled to close on or about August 9, 2000. Concurrent with the common stock offering, Calpine priced an offering under Rule 144A of the Securities Act of 9,000,000 5% HIGH TIDES issued by a subsidiary trust at $50.00 each. On August 7, 2000, the initial purchasers exercised an option to purchase an additional 1,350,000 HIGH TIDES. The HIGH TIDES offering is expected to close on or about August 9, 2000.

On August 7, 2000, Calpine priced a public offering of $250,000,000 of aggregate principal amount of 8-1/4% Senior Notes due 2005 and $750,000,000 of aggregate principal amount of 8-5/8% Senior Notes due 2010. The Senior Notes offering is expected to close on or about August 10, 2000.



SELECTED OPERATING INFORMATION

Set forth below is certain selected operating information for our power plants and steam fields, for which results are consolidated in our statements of operations. The information set forth under Power Plants consists of the results for the West Ford Flat Power Plant, Bear Canyon Power Plant, Greenleaf 1 & 2 Power Plants, Watsonville Power Plant, King City Power Plant, Gilroy Power Plant, Bethpage Power Plant, Texas City and Clear Lake Power Plants, Pasadena Power Plant, Sonoma Power Plant, Pittsburg Power Plant, 12 Sonoma County and 2 Lake County power plants purchased from PG&E on May 7, 1999, acquisition of an additional 50% interest in the Aidlin Power Plant on August 31, 1999, Calistoga Power Plant since its acquisition on October 21, 1999, four facilities (Newark, Pryor, Parlin, and Morris Power Plants) that we acquired with our purchase of 80% of Cogeneration Corporation of America on December 17, 1999, the commencement of operations at our Hidalgo facility in June 2000, and acquisition of KIAC and Stony Brook Plants on June 12, 2000. The information set forth under thermal and other revenue consists of the results for the Thermal Power Company Steam Fields prior to the acquisition of the PG&E power plants on May 7, 1999, in addition to host thermal sales and other revenue. As a result of this acquisition, steam output was used to produce electricity, whereas this output was previously sold to third parties.

(in thousands, except average prices)
(unaudited)

                                         Three Months Ended                   Six Months Ended
                                              June 30,                            June 30,
                                    -----------------------------      ------------------------------
                                        2000             1999              2000             1999
                                    ------------     ------------      ------------      ------------
Electricity and steam revenues:
     Energy                         $    202,578     $     85,473      $    327,061      $    150,429
     Capacity                       $     88,354     $     72,871      $    143,837      $    118,958
     Thermal and other              $     20,738     $     17,952      $     34,696      $     34,935
Megawatt hours produced                4,678,000        3,184,859         9,059,189         5,660,008
Average energy price
  per kilowatt hour                 $     0.0433     $     0.0268      $     0.0361      $     0.0266


Megawatt hours produced at the power plants increased 54% and 60% for the three and six months ended June 30, 2000 as compared with the same periods in 1999. This was primarily due to approximately 708,393 and 1,794,065 additional megawatt hours of production for the three and six months ended June 30, 2000, respectively, from the 14 geothermal power plants purchased on May 7, 1999, 346,546 and 762,705 megawatt hours produced for the three and six months ended June 30, 2000, respectively, from the plants acquired when we purchased 80% of Cogeneration Corporation of America on December 17, 1999, and 402,979 and 610,880 additional megawatt hours for the three and six months ended June 30, 2000, respectively, by the Texas City facility.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999 CONSOLIDATED OPERATIONS

Revenue - Total revenue increased 85% and 73% to $363.7 million and $599.1 million for the three months and six months ended June 30, 2000 compared to $196.6 million and $347.2 million in 1999.

Electricity and steam sales revenue increased 77% to $311.7 million for the three months ended June 30, 2000 compared to $176.3 million in the same period in 1999. The increase is primarily attributable to favorable energy pricing and a full quarter of operations of our geothermal facilities at The Geysers. These two factors contributed approximately $59.1 million in additional revenue during the three months ended June 30, 2000, versus the same period last year. An additional $21.9 million was contributed by the Newark, Parlin, Morris, and Pryor facilities, which we acquired on December 17, 1999. The acquisition of the remaining 50% interests in KIAC and Stony Brook during the second quarter of 2000 contributed $11.2 million to the overall increase in revenues. The commencement of operations at our Hidalgo facility during June 2000 contributed $3.6 million in revenues. The remainder of the increase was primarily attributable to favorable energy pricing during 2000 as compared to 1999, and to the restructuring of the Gilroy power sales contract with PG&E effective September 1, 1999, partially offset by a decrease in contractual capacity revenues at the Texas City facility.

For the six months ended June 30, 2000, electricity and steam revenues increased 66% to $505.6 million as compared to $304.3 million for the same period last year. The increases are primarily due to $107.0 million of additional revenue from The Geysers, reflecting six months of activity in 2000 for the acquisitions that closed on May 7, 1999. The Newark, Parlin, Morris, and Pryor facilities contributed $45.4 million of the increase over the prior year. Our acquisitions of KIAC and Stony Brook and the commencement of operation at our Hidalgo facility also contributed $11.2 million and $3.6 million, respectively, to our results for the six months ended June 30, 2000. The balance of the favorable increase was primarily due to favorable energy pricing, and to the restructuring of the Gilroy power sales contract with PG&E effective September 1, 1999, partially offset by a decrease in capacity revenues at the Texas City facility.

     Service contract revenue increased to $38.7 million and $61.8 million for the three and six months ended June 30, 2000 compared to $12.4 million and $23.9 million for the same period in 1999. The increase was primarily attributable to increased electric energy and gas marketing and trading activity associated with power and gas obtained from third parties.

     Income from unconsolidated investments in power projects decreased 36% to $4.8 million for the three months ended June 30, 2000 compared to $7.5 million for the same period in 1999. The decrease is primarily attributable to lower equity income from Sumas by approximately $3.4 million, offset by $1.1 million of income from our investment in the Grays Ferry facility which we acquired on December 17, 1999. For the six months ended June 30, 2000, income from unconsolidated investments in power projects decreased 20% to $14.6 million as compared to $18.3 million for the same period a year ago. This decrease is primarily attributable to decreases of equity income from Sumas of $4.5 million and from KIAC of $1.2 million, offset by $1.5 million of income from our investment in the Grays Ferry facility.

     Interest income on loans to power projects decreased to none in the three months ended June 30, 2000 compared to $0.4 million in 1999. For the six months ended June 30, 2000, interest income on loans to power projects decreased to none compared to $0.7 million for the same period a year ago. The decreases are attributable to dividend income received in 1999 from Sheridan California Energy, Inc., prior to our purchase of the remainder of that company and its parent company, Sheridan Energy, Inc., on October 1, 1999.

     Other revenue increased to $8.5 million and $17.0 million for the three and six months ended June 30, 2000, respectively, compared to none in the same periods last year. Other revenue is comprised primarily of oil and natural gas sales to third parties. The increase is attributable to the acquisition of Sheridan Energy, Inc. on October 1, 1999.

Cost of revenue - Cost of revenue increased to $239.6 million and $416.3 million for the three and six months ended June 30, 2000 compared to $135.8 million and $251.1 million for the same periods in 1999. The increases of $103.8 million and $165.2 million were partially attributable to growth in service contract expense, primarily costs associated with increases in gas and energy marketing activity, of $28.7 million and $39.0 million for the three and six months ended June 30, 2000. The remainder of the increase in cost of revenue during both periods was due to the incremental effects of operating facilities acquired after March 31, 2000, and due to higher fuel expense at our gas-fired facilities attributable to higher natural gas prices.

General and administrative expenses - General and administrative expenses increased to $16.3 million for the three months ended June 30, 2000, compared to $9.7 million in 1999. For the six months ended June 30, 2000, general and administrative expenses increased to $25.0 million compared to $18.6 million for the same period in 1999. The increases were attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations, and due to recent acquisitions.

Interest expense - Interest expense decreased 45% to $14.4 million for the three months ended June 30, 2000 from $26.1 million for the same period in 1999, and decreased 32% to $32.3 million from $47.2 million for the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to capitalization of $29.3 million and $52.0 million of interest on corporate funds invested in construction projects for the three and six months ended June 30, 2000, respectively, as compared to $9.7 million and $12.0 million capitalized for the same periods in 1999, which more than offset the increase in total interest costs, before capitalization of interest, due to increased debt in 2000. The increase in the amount of interest capitalized reflects the significant increase in our power plant construction program.

Distributions on trust preferred securities - Distributions on trust preferred securities increased to $9.1 million and $16.1 million for the three and six months ended June 30, 2000, as compared to none in 1999. The increases are attributable to the issuance of these securities in October 1999 and in January 2000.

Provision for income taxes - The effective income tax rate was approximately 39% for the three and six months ended June 30, 2000, and for the corresponding periods in 1999. The increase in the nominal provision was due to higher income in 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 30, 1997, a lawsuit was filed by Indeck North American Power Fund ("Indeck") in the Circuit Court of Cook County, Illinois against Norweb plc. and certain other parties, including the Company. Some of Indeck's claims relate to Calpine Gordonsville, Inc.'s acquisition of a 50% interest in Gordonsville Energy from Northern Hydro Limited and Calpine Auburndale, Inc.'s acquisition of a 50% interest in Auburndale Power Plant Partners Limited Partnership from Norweb Power Services (No. 1) Limited. Indeck claimed that Calpine Gordonsville, Inc., Calpine Auburndale, Inc. and Calpine Corporation tortiously interfered with Indeck's contractual rights to purchase such interests and conspired with other parties to do so. In April 1999, the court dismissed the claims against Calpine Auburndale and Calpine Gordonsville with prejudice. Indeck appealed the court's decision. On July 6, 2000, the Illinois Court of Appeals issued its decision upholding the lower court's dismissal of the Indeck case against Calpine.

     The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a materially adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

ITEM 2.  CHANGE IN SECURITIES

     On May 18, 2000, Calpine announced a two-for-one stock split that became effective on June 8, 2000 for stockholders of record on May 29, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 18, 2000 (the "Annual Meeting") in San Jose, California. At the Annual Meeting, the stockholders voted on the following matters: (i) the election of three Class I directors for a term of three years expiring 2003, (ii) a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.001 per share ("Common Stock") from 100,000,000 to 500,000,000; (iii) a proposal to adopt the Company's 2000 Employee Stock Purchase Plan ("2000 ESPP"); (iv) a proposal to approve the Discretionary Option Grant Program under the Company's 1996 Stock Incentive Plan; and (iv) to ratify the appointment of the Arthur Andersen L.L.P. as independent auditors for the Company for the year ending December 31, 2000. The stockholders elected management's nominees as the Class I Directors in an uncontested election, approved the amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 500,000,000, adopted the 2000 ESPP, approved the Discretionary Stock Option Grant Program and ratified the appointment of independent auditors by the following votes, respectively:

     (i) Election of Class I directors for a three year term expiring 2003 for Jeffrey E. Garten, George J. Stathakis and John O. Wilson, 52,325,658 FOR and 427,910 ABSTAIN,

     (ii) Approval of amendment to the Certificate of Incorporation to increase the authorized shares of Common Stock from 100,000,000 to 500,000,000, 34,328,943 FOR, 18,399,539 AGAINST, and 25,086 ABSTAIN,

     (iii) Adoption of the Company's 2000 ESPP, 50,824,180 FOR, 1,902,771 AGAINST, and 26,617 ABSTAIN,

     (iv) Adoption of the Discretionary Stock Option Program under the Company's 1996 Stock Incentive Plan 45,102,405 FOR, 7,591,083 AGAINST, and 60,080 ABSTAIN, and

     (v) Election of Arthur Andersen L.L.P. as independent auditors for the year ending December 31, 2000, 52,712,146 FOR, 19,719 AGAINST, and 21,703 ABSTAIN.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          The following exhibits are filed herewith unless otherwise indicated:

   EXHIBIT
   NUMBER              DESCRIPTION
   -------             -----------
     3.1          Amended and Restated Articles of Incorporation dated May 18, 2000 (incorporated  by reference to Calpine's Registration Statement on Form S-3 filed on June 30, 2000,
                  Registration No. 333-40652)

    12.1          Statement on Computation of Ratio of Earnings to Fixed Charges

    27.0          Financial Data Schedule

    99.0          1996 Stock Incentive Plan, as amended to include the Discretionary Stock Option Program
                  (incorporated by reference to Calpine's Proxy Statement for the 2000 Annual Meeting of
                  Stockholders, dated April 13, 2000, filed as part of Calpine's Schedule 14A
                  (SEC File No. 001-12079), dated April 13, 2000

     (b)  REPORTS ON FORM 8-K

1.   Current report dated May 18, 2000, and filed on June 20, 2000

     Item 5. Other Events - Announcements of a proposed two-for-one stock split; plans to purchase 36 Siemens Westinghouse turbines; development of 540-megawatt Fremont Energy Center; completion of acquisition of remaining 50% interests in two gas-fired energy facilities in New York; $400 million corporate revolver; acquisition of 1,000-megawatt North Texas Power Project

     Item 7. Exhibits - Press releases dated May 18, 2000, May 22, 2000, May 23, 2000, June 12, 2000, June 13, 2000, and June 15, 2000

2.   Current report dated June 26, 2000, and filed on June 30, 2000

     Item 5. Other Events - Announcements of strategic alliance with Dallas, Texas-based panda Energy International, Inc.; plans to acquire Northbrook, Illinois-based SkyGen Energy LLC; development of 660-megawatt Morgan Energy Center

     Item 7. Exhibits - Two press releases dated June 26, 2000, and one press release dated June 27, 2000

3.   Current report dated July 24, 2000, and filed on July 24, 2000

     Item 5. Other Events - Announcements of second quarter 2000 earnings; plans to enter into a $2.5 billion revolving construction credit facility with a consortium of banks; proposed concurrent public offerings of 10,000,000 shares of common stock and $800 million of senior notes.

     Item 7.   Exhibits - Three press releases dated July 24, 2000

4.   Current report dated July 25, 2000, and filed on August 9, 2000

     Item 5. Other Events - Announcements of strategic acquisitions of natural gas reserves; receipt of note holder consents and execution of supplemental indentures; filing of $400,000,000 Second Amended and Restated Credit Agreement; filing of $1,000,000,000 Bridge Credit Facility

     Item 7. Exhibits - Press releases dated July 25, 2000, August 1, 2000 and August 2, 2000; $400,000,000 Second Amended and Restated Credit Agreement; $1,000,000,000 Bridge Credit Facility

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALPINE CORPORATION



By: /s/ Ann B. Curtis                                      Date: August 9, 2000
   --------------------------------------------
   Ann B. Curtis
   Executive Vice President
   (Chief Financial Officer)



By: /s/ Charles B. Clark, Jr.                              Date: August 9, 2000
   --------------------------------------------
   Charles B. Clark, Jr.
   Vice President and Corporate Controller
   (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
 12.1               Statement on Computation of
                    Ratio of Earnings to Fixed Charges

 27.0               Financial Data Schedule