Form 10-Q
period 2000-09-30
CALPINE CORP
filed 2000-11-14
CIK 916457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 281,758,924 shares of Common Stock, par value $0.001 per share, outstanding on November 13, 2000.

                      CALPINE CORPORATION AND SUBSIDIARIES
                              REPORT ON FORM 10-Q
              FOR THE QUARTER AND PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements
         Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999 .......................    3
         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2000 and 1999 ........    4
         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999 ..................    5
         Notes to Consolidated Financial Statements .......................    6
         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........   11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .......................................   18
         ITEM 2.  Change in Securities ....................................   18
         ITEM 6.  Exhibits and Reports on Form 8-K ........................   18
Signatures ................................................................   19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     CALPINE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                                          September 30,      December 31,
                                                                                              2000               1999
                                                                                         --------------     -------------
                                                                                          (unaudited)
                                                     ASSETS
        Current assets:
           Cash and cash equivalents......................................................$  1,082,896      $     349,371
           Accounts receivable............................................................     363,749            127,485
           Inventories....................................................................      27,747             16,417
           Prepaid expenses...............................................................      28,152             24,848
           Notes receivable, current portion..............................................      63,177                 --
           Other current assets...........................................................      16,607              8,287
                                                                                          ------------      -------------
              Total current assets........................................................   1,582,328            526,408
                                                                                          ------------      -------------
        Property, plant and equipment, net................................................   4,810,137          2,866,447
        Investments in power projects.....................................................     416,958            284,834
        Project development costs.........................................................      27,481             24,018
        Notes receivable..................................................................      76,969             23,548
        Restricted cash...................................................................      56,507             43,615
        Deferred financing costs..........................................................      77,202             54,215
        Other assets......................................................................     186,385            168,521
                                                                                          ------------      -------------
              Total assets................................................................$  7,233,967      $   3,991,606
                                                                                          ============      =============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
           Notes payable and borrowings under lines of credit, current portion............$      2,536      $      38,867
           Project financing, current portion.............................................      13,120              8,603
           Capital lease obligation, current portion......................................       6,377                 --
           Accounts payable...............................................................     162,344             84,353
           Income taxes payable...........................................................          --              8,835
           Accrued payroll and related expenses...........................................      29,131             24,345
           Accrued interest payable.......................................................      63,442             37,058
           Other current liabilities......................................................      81,363             73,250
                                                                                          ------------      -------------
              Total current liabilities...................................................     358,313            275,311
                                                                                          ------------      -------------
        Notes payable and borrowings under lines of credit, net of current portion........      55,374             97,303
        Project financing, net of current portion.........................................     361,188            357,137
        Senior notes......................................................................   2,551,750          1,551,750
        Capital lease obligation, net of current portion..................................     207,941                 --
        Deferred income taxes, net........................................................     375,504            291,458
        Deferred lease incentive..........................................................      61,568             64,245
        Deferred revenue..................................................................      85,425             33,876
        Other liabilities.................................................................      21,999             23,476
                                                                                          ------------      -------------
              Total liabilities...........................................................   4,079,062          2,694,556
                                                                                          ------------      -------------
        Company-obligated mandatorily redeemable
           convertible preferred securities of subsidiary trusts..........................   1,122,828            270,713
        Minority interests................................................................      40,118             61,705
        Stockholders' equity:
           Preferred stock, $0.001 par value per share; authorized
              10,000,000 shares; none issued  and outstanding in 2000 and 1999............          --                 --
           Common stock, $0.001 par value per share; authorized  500,000,000 shares in 2000 and 100,000,000 in 1999; issued and outstanding
              279,426,248 shares in 2000 and 252,215,680 shares in 1999...................         279                252
           Additional paid-in capital.....................................................   1,563,699            751,215
           Retained earnings..............................................................     428,872            213,165
           Accumulated other comprehensive loss...........................................        (891)                --
                                                                                          ------------      -------------
             Total stockholders' equity...................................................   1,991,959            964,632
                                                                                          ------------      -------------
              Total liabilities and stockholders' equity..................................$  7,233,967      $   3,991,606
                                                                                          ============      =============


                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                             CALPINE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share amounts) (unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                       --------------------------    --------------------------
                                                                            2000          1999           2000           1999
                                                                       -----------    -----------    -----------    -----------
Revenue:
   Electricity and steam sales .....................................   $   587,336    $   225,443    $ 1,092,930    $   529,765
   Service contract revenue ........................................        67,388         11,219        129,234         35,085
   Income from unconsolidated investments in power projects ........         7,224         15,842         21,841         34,163
   Interest income on loans to power projects ......................            --            517             --          1,226
   Other revenue ...................................................        16,943             --         33,972             --
                                                                       -----------    -----------    -----------    -----------
      Total revenue ................................................       678,891        253,021      1,277,977        600,239
                                                                       -----------    -----------    -----------    -----------
Cost of revenue:
   Fuel expenses ...................................................       185,619         78,807        363,316        194,265
   Plant operating expenses ........................................        58,692         32,560        144,271         84,673
   Depreciation expense ............................................        40,419         14,005        102,083         56,294
   Production royalties ............................................        10,139          4,119         19,290          9,745
   Operating lease expenses ........................................        25,230          9,987         46,360         23,539
   Service contract expenses .......................................        64,624         10,592        125,734         32,680
                                                                       -----------    -----------    -----------    -----------
      Total cost of revenue ........................................       384,723        150,070        801,054        401,196
                                                                       -----------    -----------    -----------    -----------
Gross profit .......................................................       294,168        102,951        476,923        199,043
                                                                       -----------    -----------    -----------    -----------
Project development expenses .......................................         6,091          3,419         15,075          7,667
General and administrative expenses ................................        25,844         12,427         50,798         31,062
                                                                       -----------    -----------    -----------    -----------
   Income from operations ..........................................       262,233         87,105        411,050        160,314
                                                                       -----------    -----------    -----------    -----------
Interest expense ...................................................        23,679         23,019         55,996         70,190
Distributions on trust preferred securities ........................        12,650             --         28,713             --
Interest income ....................................................       (15,896)        (6,473)       (29,073)       (16,305)
Minority interest, net .............................................         2,390             15          3,182             15
Other income .......................................................        (2,515)           (43)        (4,710)        (1,278)
                                                                       -----------    -----------    -----------    -----------
   Income before provision for income taxes ........................       241,925         70,587        356,942        107,692
Provision for income taxes .........................................        94,817         27,670        140,000         42,215
                                                                       -----------    -----------    -----------    -----------
   Income before extraordinary charge ..............................       147,108         42,917        216,942         65,477
   Extraordinary charge, net of tax benefit of $796 in 2000                  1,235             --          1,235          1,150
       and $793 in 1999                                                -----------    -----------    -----------    -----------
   Net income ......................................................   $   145,873    $    42,917    $   215,707    $    64,327
                                                                       ===========    ===========    ===========    ===========
Basic earnings per common share:
   Weighted average shares of common stock outstanding .............       268,799        217,557        259,126        199,196
   Income before extraordinary charge ..............................   $      0.55    $      0.20    $      0.84    $      0.33
   Extraordinary charge ............................................   $     (0.01)   $        --    $     (0.01)   $     (0.01)
                                                                       -----------    -----------    -----------    -----------
   Net income ......................................................   $      0.54    $      0.20    $      0.83    $      0.32
                                                                       ===========    ===========    ===========    ===========
Diluted earnings per common share:
   Weighted average shares of common stock outstanding before
      dilutive effect of certain trust preferred securities ........       285,232        231,960        275,065        211,864
   Income before extraordinary charge and dilutive effect of
      certain trust preferred securities ...........................   $      0.52    $      0.19    $      0.79    $      0.31
   Dilutive effect of certain trust preferred securities(1) ........   $     (0.04)   $        --    $     (0.03)   $        --
                                                                       -----------    -----------    -----------    -----------
   Income before extraordinary charge ..............................   $      0.48    $      0.19    $      0.76    $      0.31
   Extraordinary charge ............................................   $      0.01    $        --    $     (0.01)   $     (0.01)
                                                                       -----------    -----------    -----------    -----------
   Net income ......................................................   $      0.47    $      0.19    $      0.75    $      0.30
                                                                       ===========    ===========    ===========    ===========


(1)  Includes the effect of the assumed conversion of certain trust preferred securities.  For the three and nine months ended  September 30, 2000,  the assumed  conversion  calculation  adds 39,573 and 31,338 shares of common stock and
     $7,696 and $15,373 to the net income  results,  representing  the after tax  distribution  expense on certain trust preferred securities avoided upon conversion.

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                              2000           1999
                                                         -----------    -----------
Cash flows from operating activities:
   Net income ........................................   $   215,707    $    64,327
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................       107,516         59,214
      Deferred income taxes, net .....................        77,475         40,481
      Income from unconsolidated investments in
       power projects ................................       (21,841)       (34,163)
      Distributions from unconsolidated power projects        26,717         34,178
      Loss on sale of assets..........................            --            364
      Minority interest ..............................         2,144             --
      Change in operating assets and liabilities, net
       of effects of acquisitions:
         Accounts receivable ............................   (218,009)       (31,688)
         Inventories ....................................     (4,039)           602
         Other current assets ...........................     (7,151)           584
         Notes receivable ...............................    (36,650)            --
         Other assets ...................................      9,548        (10,074)
         Accounts payable and accrued expenses ..........     88,456         44,204
         Other current liabilities ......................     (1,814)        (1,823)
                                                         -----------    -----------
         Net cash provided by operating activities ...       238,059        166,206
                                                         -----------    -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment ........    (1,623,900)      (672,843)
   Acquisitions, net of cash acquired ................      (369,036)      (175,700)
   Proceeds from sale and leaseback of plant .........       400,000         18,436
   Increase in notes receivable ......................       (78,383)        (5,120)
   Capital expenditures in joint ventures ............      (207,973)       (21,581)
   Maturities of collateral securities ...............         4,745          1,850
   Project development costs .........................        (3,689)       (33,712)
   Increase (decrease) in restricted cash ............        11,988          7,696
   Other .............................................        (3,021)            --
                                                         -----------    -----------
         Net cash used in investing activities .......    (1,869,269)      (880,974)
                                                         -----------    -----------
Cash flows from financing activities:
   Borrowings from notes payable and lines of credit .       867,369        115,200
   Borrowings from project financing .................       463,105        128,585
   Repayments on notes payable and lines of credit ...      (991,989)       (77,625)
   Repayments on project financing ...................      (579,047)      (170,600)
   Proceeds from issuance of senior notes ............     1,000,000        600,000
   Proceeds from issuance of preferred securities ....       877,500             --
   Proceeds from issuance of common stock ............       800,533        206,874
   Write-off of deferred financing costs .............         2,031          1,943
   Financing costs ...................................       (75,822)       (12,466)
   Other .............................................         1,055             --
                                                         -----------    -----------
         Net cash provided by financing activities ...     2,364,735        791,911
                                                         -----------    -----------
Net increase in cash and cash equivalents ............       733,525         77,143
Cash and cash equivalents, beginning of period .......       349,371         96,532
                                                         -----------    -----------
Cash and cash equivalents, end of period .............   $ 1,082,896    $   173,675
                                                         ===========    ===========
Cash paid during the period for:
   Interest ..........................................   $   142,351    $    60,982
   Income taxes ......................................   $    41,035    $     5,119

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1.  Organization and Operation of the Company

Calpine Corporation, a Delaware corporation ("Calpine" or the "Company"), directly and through its subsidiaries is engaged primarily in the development and acquisition of power projects and generation of electricity in the United States and Canada.

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

Capitalized interest - The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period. For the nine months ended September 30, 2000 and 1999, the Company recorded net interest expense of $56.0 million and $70.2 million, respectively, after capitalizing $96.7 million and $24.5 million of interest on general corporate funds used for construction in 2000 and 1999, respectively, and after $22.8 million and $4.8 million of interest capitalized on funds borrowed for specific construction projects in 2000 and 1999, respectively. Upon the commencement of plant operations, capitalized interest is amortized over the estimated useful life of the plant. The increase in the amount of interest capitalized during the nine months ended September 30, 2000 reflects the significant increase in the Company's power plant construction program.

New Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133."

These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges must be recognized in earnings in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. The Company will record the effect of the transition to these new accounting requirements as a change in accounting principle in the first quarter of 2001.

In December 2000, FASB's Derivatives Implementation Group ("DIG") will consider whether certain electric capacity sales contracts, which are considered written options under SFAS 133 and 138, will be able to qualify for normal purchase and sales exception. The Company will complete its assessment of the adoption of SFAS 133 and 138 on its results of operations and financial position when this matter is resolved by DIG.

Reclassifications   -  Prior  period  amounts  in  the  consolidated   financial
statements have been reclassified where necessary to conform to the 2000 presentation.

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                         2000           1999
                                                     -----------    -----------
Geothermal properties ............................   $   353,777    $   366,059
Oil and gas properties ...........................       338,168        214,794
Buildings, machinery and equipment ...............     1,851,885      1,215,063
Power sales agreements ...........................       154,470        145,957
Gas contracts ....................................       126,921        122,593
Other assets .....................................        97,585         78,735
                                                     -----------    -----------
                                                       2,922,806      2,143,201
Less accumulated depreciation and amortization ...      (310,844)      (227,059)
                                                     -----------    -----------
                                                       2,611,962      1,916,142
Land .............................................         4,157          3,419
Construction in progress .........................     2,194,018        946,886
                                                     -----------    -----------
Property, plant and equipment, net ...............   $ 4,810,137    $ 2,866,447
                                                     ===========    ===========

4.  Results of Unconsolidated Investments in Power Projects

The following details the Company's income from investments in unconsolidated power projects and the distributions recorded by the Company related to those power projects (in thousands):

                                                  Ownership           Income              Distributions
                                                 Interest at   ---------------------  --------------------
                                                September 30,    For the Nine Months Ended September 30,
                                                    2000
                                                                  2000        1999        2000       1999
                                                -------------  --------    --------    --------   --------
Sumas Power Plant ............................         --      $ 12,339    $ 20,244    $ 12,339   $ 20,244
Gordonsville Power Plant .....................         50%        3,222       2,814       2,950      3,000
Lockport Power Plant .........................       11.4%        3,366       2,821       2,763      2,737
Bayonne Power Plant ..........................        7.5%        2,030       2,741       2,271      2,177
Kennedy International Airport Power Plant (1)         100%       (2,754)      3,868          --         --
Stony Brook Power Plant (1) ..................        100%         (939)      1,100       1,820        370
Auburndale Power Plant (2) ...................        100%          599         (38)      1,350      1,500
Grays Ferry ..................................         40%        3,762          --       3,000         --
Aidlin Power Plant (3) .......................        100%           --         181          --        336
Agnews Power Plant (3) .......................        100%           37         (53)         --         --
Dighton Power Plant ..........................         50%           --         322          --      3,810
Other ........................................         --           179         163         224          4
                                                               --------    --------    --------   --------
   Total .....................................                 $ 21,841    $ 34,163    $ 26,717   $ 34,178
                                                               ========    ========    ========   ========

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

(3) In August 2000, Calpine acquired the remaining 45% and 80% interests, respectively, in the Aidlin Power Plant and the Agnews Power Plant. Accordingly, the Company thereafter consolidated the operations of these power plants.


5.  Senior Notes

On August 1 and 2, 2000, we announced the completion of consent solicitations to effect certain amendments to six Indentures governing certain outstanding Calpine public debt securities which are due in the years 2004-2009. Supplemental Indentures effecting such amendments were executed by the Company and the respective Trustees.

On August 10, 2000, the Company completed a public offering of $250.0 million of its 8-1/4% Senior Notes due 2005 and $750.0 million of its 8-5/8% Senior Notes due 2010. The 8-1/4% Senior Notes mature on August 15, 2005 and interest is payable semi-annually on August 15 and February 15 of each year. The 8-5/8% Senior Notes mature on August 15, 2010 and interest is payable semi-annually on August 15 and February 15 of each year. Transaction costs incurred in connection with the offerings were recorded as a deferred charge and are amortized over the life of the Senior Notes using the effective interest rate method. Both issuances of the Senior Notes may be redeemed at any time prior to their respective stated maturity at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest plus a make-whole premium.


6.  Trust Preferred Securities

On August 9, 2000, Calpine through its wholly-owned subsidiary, Calpine Capital Trust III, a statutory business trust created under Delaware law, completed a private offering of 10,350,000 Remarketable Term Income Deferrable Equity Securities ("HIGH TIDES") at a price of $50.00 per share. The gross proceeds from the offering were $517.5 million.

The net proceeds from the offering were used by Calpine's subsidiary to invest in convertible subordinated debentures of Calpine, which represent substantially all of the subsidiary's assets. Calpine effectively has guaranteed all of the subsidiary's obligations under the HIGH TIDES. Financing costs related to the issuance of the HIGH TIDES are amortized over 30 years. The HIGH TIDES accrue distributions at a rate of 5% per annum, have a liquidation value of $50.00 per share, are convertible into shares of Calpine's common stock at the holder's option at a ratio of 1.151 shares of common stock for each HIGH TIDES, which ratio is subject to change following the tender notification date, and may be redeemed at any time on or after August 5, 2003 at a redemption price equal to 101.25% of the principal amount plus any accrued and unpaid distributions declining to 100% of the principal amount on or after August 5, 2004.
Additionally, Calpine has the right to defer the interest payments on the debentures for up to 20 consecutive quarters, which would also cause a deferral of distributions on the HIGH TIDES. Currently, the Company has no intention of deferring interest payments on the debentures.

7.  Common Stock

On August 9, 2000, Calpine completed a public offering of 23,000,000 shares of its common stock at $34.75 per share. The gross proceeds from the offering were $799.3 million.

8.  Acquisitions

On July 5, 2000, Calpine completed three acquisitions of natural gas reserves for $206.5 million, including the acquisition of Calgary-based Quintana Minerals Canada Corp., three fields in the Gulf of Mexico and natural gas assets in the Piceance Basin, Colorado and onshore Gulf Coast.

On July 20, 2000, the Company completed the acquisition of the 1,000-megawatt natural gas-fired Oneta Energy Center, under development in Coseta, Oklahoma, from Panda Energy International, Inc.

On August 16, 2000, Calpine acquired the remaining 80% interest in the Agnews cogeneration facility, a 29-megawatt natural gas-fired, combined-cycle facility located in San Jose, California, from GATX Capital Corporation. Calpine first acquired a 20% equity interest in the Agnews facility in 1990. The purchase price was approximately $4.9 million.

On August 31, 2000, Calpine acquired the remaining 45% equity interest in the Aidlin geothermal facility, a 20-megawatt electric generating facility, from an affiliate of Sumitomo Corporation. Calpine initially acquired a 5% equity interest in the Aidlin geothermal facility in 1989. That interest was increased to 55% with the acquisition of two other partners' interests in 1999. The purchase price was approximately $6.4 million.

9.  Credit Facilities and Sale Leaseback Transaction

As part of the common stock, High Tides III and Senior Notes offering in August 2000, the Company repaid outstanding borrowings. The Company repaid the outstanding balance of $93.3 million under its borrowing base facilities with Bank One, Texas, N.A. ("Bank One"). The Company repaid the $509.0 balance on the $1.0 billion Bridge Credit Agreement ("Bridge"), with a consortium of commercial lending institutions with Credit Suisse First Boston as agent. The Company repaid the $25.0 million balance on the credit facility with MeesPierson Capital Corporation. The Company also repaid $355.7 million outstanding under the amended and restated $400.0 million credit facility with a consortium of commercial lending institutions with Bank of Nova Scotia as agent. In addition, the Company repaid the outstanding balance of $355.3 on its Calpine Construction Finance Company's credit facility, with a consortium of banks with The Bank of Nova Scotia as the lead arranger. At September 30, 2000, the Company had an additional $47.9 million outstanding under this credit facility.

On August 31, 2000, Calpine repaid the outstanding balance of $224.2 million under the credit agreement with ING (U.S.) Capital LLC for the construction of the Pasadena facility expansion.

On September 1, 2000, Calpine completed a leveraged lease financing transaction to provide the term financing for both Phase I and Phase II of the Pasadena, Texas cogeneration project. Under the terms of the lease, the Company received $400.0 million in gross proceeds and recorded a deferred gain of approximately $65.0 million, which is classified in deferred revenue and is being amortized as a reduction of operating lease expense over the remaining life of the lease.


10.  Comprehensive Income

In connection with the acquisition of Quintana Minerals Canada Corp., the Company now reports comprehensive income, as defined by FASB SFAS No. 130, as including foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in stockholders'equity. Total comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------   ----------------------
                                    2000          1999       2000         1999
                                 ----------   ---------   ----------   ---------
Net Income ...................   $ 145,873    $  42,917   $ 215,707    $  64,327
Foreign Currency
  Translation Adjustment              (891)          --        (891)          --
                                 ---------    ---------   ---------    ---------
Total Comprehensive Income....   $ 144,982    $  42,917   $ 214,816    $  64,327
                                 =========    =========   =========    =========


11.  Earnings per Share

All share data has been adjusted to reflect the two-for-one stock split effective October 7, 1999, the two-for-one stock split effective June 8, 2000, and the two-for-one stock split that became effective on November 14, 2000.

Periods Ended September 30,                                   2000                                1999
(in thousands, except per share amounts)        ---------------------------------   ---------------------------------
                                                   Net                                 Net
                                                  Income        Shares     EPS        Income       Shares       EPS
                                                ----------    ---------  --------   ----------   ----------  --------
THREE MONTHS:
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary charge ........   $ 147,108      268,799    $ 0.55     $ 42,917      217,557    $ 0.20
  Extraordinary charge net of tax benefit
      of $796 in 2000 .......................      (1,235)                 (0.01)          --                     --
                                                ---------      -------    ------     --------      -------    ------
  Basic earnings per common share ...........   $ 145,873      268,799    $ 0.54     $ 42,917      217,557    $ 0.20
                                                =========      =======    ======     ========      =======    ======
  Common shares issuable upon exercise of
    stock options using treasury stock
    method ..................................                   16,433                              14,403
                                                               -------                             -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary charge ........   $ 147,108      285,232    $ 0.52     $ 42,917      231,960    $ 0.19
  Effect of conversion of certain
    dilutive HIGH TIDES .....................       7,696       39,573                     --           --        --
                                                                           (0.04)
  Extraordinary charge net of tax benefit
    of $796 in 2000 .........................      (1,235)          --     (0.01)          --           --        --
                                                ---------      -------    ------     --------      -------    ------

  Diluted earnings per common share .........   $ 153,569      324,805    $ 0.47     $ 42,917      231,960    $ 0.19
                                                =========      =======    ======     ========      =======    ======


NINE MONTHS:
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary charge ........   $ 216,942      259,126    $ 0.84     $ 65,477      199,196    $ 0.33
  Extraordinary charge net of tax benefit
    of $796 in 2000 and $793 in 1999 ........      (1,235)                 (0.01)      (1,150)                 (0.01)
                                                ---------      -------    ------     --------      -------    ------
  Basic earnings per common share ...........   $ 215,707      259,126    $ 0.83     $ 64,327      199,196    $ 0.32
                                                =========      =======    ======     ========      =======    ======
  Common shares issuable upon exercise of
    stock options using treasury stock method                   15,939                              12,668
                                                               -------                             -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary charge ........   $ 216,942      275,065    $ 0.79     $ 65,477      211,864    $ 0.31
  Effects of conversion of certain
    dilutive HIGH TIDES .....................      15,373       31,338     (0.03)          --                     --
  Extraordinary charge net of tax benefit
    of $796 in 2000 and $793 in 1999 ........      (1,235)          --     (0.01)      (1,150)                 (0.01)
                                                ---------      -------    ------     --------      -------    ------
  Diluted earnings per common share .........   $ 231,080      306,403    $ 0.75     $ 64,327      211,864    $ 0.30
                                                =========      =======    ======     ========      =======    ======



For the nine months ended September 30, 1999, the Company recognized an extraordinary charge of $1.2 million or $0.01 per share (net of tax benefit of $793,000), representing the write-off of deferred financing costs related to the repayment of non-recourse project financing for the Gilroy Power Plant.

For the three and nine months ended September 30, 2000, the Company recognized an extraordinary charge of $1.2 million, or $0.01 per share (net of tax benefit of $796,000), representing the write-off of deferred financing costs related to the repayment of the Bridge and the Bank One borrowing base facilities described in Note 9 above.

Unexercised employee stock options to purchase approximately 134,820 and 2,883,200 shares of the Company's common stock during the nine months ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive.

12.  Commitments and Contingencies

Legal Matters

An action was filed against Lockport Energy Associates, L.P. and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG requested the Court to direct NYPSC and the Federal Energy Regulatory Commission (the "FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. On September 29, 2000, the New York Federal District Court dismissed NYSEG's complaint and NYPSC's cross-claim. The Court stated that FERC has no authority to alter or waive its regulations or exemptions to alter the terms of the applicable power purchase agreements and that Qualifying Facilities are entitled to the benefit of their bargain, even if at the expense of NYSEG and its ratepayers. NYSEG has filed an appeal with respect to this decision.

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

13.  Subsequent Events

On July 24, 2000, the Company announced plans to enter into a $2.5 billion revolving construction credit facility with a consortium of banks, including The Bank of Nova Scotia and Credit Suisse First Boston as lead arrangers. We expect to sign this agreement during the fourth quarter of 2000.

On October 12, 2000, Calpine completed the acquisition of Northbrook, Illinois-based SkyGen Energy LLC ("SkyGen") from Michael Polsky and Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp. The purchase price was $392.5 million in cash, 2,117,742 shares of our common stock (which were valued in the aggregate at $57.2 million at the time the Company entered into the agreement), the assumption of certain recourse and non-recourse obligations of SkyGen, the assumption of certain contingent obligations of Wisvest and Wisconsin Energy Corp. on behalf of SkyGen, and the obligation to make certain additional contingent payments for completion of certain project development milestones.


On October 16, 2000, Calpine announced an agreement with TriGas Exploration Inc. ("TriGas"), the Calgary-based oil and gas company, under which we will make a cash offer of $3.20 (Cdn.) per share for all of the issued and outstanding common shares of TriGas. The aggregate value of the offer is approximately $156 million (Cdn.) including the assumed net indebtedness of TriGas. The acquisition would provide Calpine with natural gas reserves to fuel its proposed Calgary

Energy Centre, a 26% interest in the East Crossfield Gas Plant, extensive pipelines and gathering systems and a significant undeveloped land base with development potential. The offering circular associated with the transaction was mailed to TriGas shareholders on October 24, 2000 and the offer will expire 21 days thereafter. The offer is conditional on, among other things, at least two-thirds of the common shares of TriGas being tendered, and receipt of all necessary regulatory approvals and on conditions customary in transactions of this nature.

On October 20, 2000, the Company entered into definitive agreements to acquire strategic power assets from Dartmouth, Massachusetts-based Energy Management, Inc. ("EMI") for approximately $145.0 million (a cash payment of $100 million and the issuance of shares of Calpine common stock with a value at closing of $45.0 million) and the assumption of project financing. Under the terms of the agreement, Calpine will acquire the remaining interest in three recently constructed combined-cycle power generating facilities located in Dighton, Massachusetts, Tiverton, Rhode Island and Rumford, Maine, as well as Calpine-EMI Marketing LLC, a joint marketing venture between Calpine and EMI. The Company expects to close this transaction during the fourth quarter of 2000.

On October 20, 2000, the Company announced the signing of a 20-year contract with Aquila Energy ("Aquila"), a wholly owned subsidiary of UtiliCorp United, for 580 megawatts of the output of the jointly owned Acadia Power Project currently under construction in Acadia Parish, Louisiana Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco, and Calpine each have a 50% interest in Acadia Power Partners LLC, which owns the 1,000 megawatt combined-cycle plant. Under terms of a tolling agreement, starting July 1, 2002, Aquila will supply the natural gas needed to generate 580 megawatts of electricity and will own and market the produced power.

On October 26, 2000, the Company announced that our Board of Directors authorized a two-for-one stock split of our common stock for stockholders of record as of November 6, 2000. The shares resulting from this split are expected to be distributed after the market closes on November 14, 2000.

On October 31, 2000, the Company announced with Aquila, the completion of a $270 million construction and leverage lease financing of the Aries Power Project, a 600-megawatt gas-fired power plant under construction in Pleasant Hill, Missouri. The majority of the plant's capacity and electrical output has already been sold under a four-year tolling contract (June 2001 - May 2005) to Missouri Public Service, a division of UtiliCorp. Under the terms of separate tolling contracts, Calpine and Aquila will purchase the balance of the plant's capacity and output, remarketing it into the Southwest Power Pool and Southeast Electric Reliability Counsel regional power markets. The marketing and fuel supply responsibilities will be handled by Aquila.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief or current expectations. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) the possible unavailability of financing,
(iii) risks related to the development, acquisition, construction and operation of power plants, (iv) the impact of electricity and gas price fluctuations, (v) the impact of curtailment of power plant generation due to constrained transmission capacity or other causes, (vi) the seasonal nature of our business,
(vii) start-up risks, (viii) general operating risks, (ix) dependence on third parties, (x) risks associated with international investments, (xi) risks associated with the power marketing business, (xii) changes in government regulation, (xiii) availability of natural gas, (xiv) the effects of competition, (xv) dependence on senior management, (xvi) volatility in our stock price, (xvii) fluctuations in quarterly results and seasonality, and (xviii) other risks identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.



MANAGEMENT OVERVIEW

Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. Today, we have interests in 50 operating power plants having a net baseload capacity of 4,639 megawatts, 23 power plants under construction having a net baseload capacity of 11,065 megawatts, and 23 projects under development with a net baseload capacity of 10,817 megawatts.


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

On July 21, 2000, we signed a memorandum of understanding to purchase 85 heat recovery steam generators ("HRSG's) from St. Louis, Missouri-based Nooter/Eriksen. Calpine will begin taking delivery of the HRSG's in 2001, with the bulk of the contract to be filled through 2004.

On July 24, 2000, we announced plans to enter into a $2.5 billion revolving construction credit facility with a consortium of banks, including The Bank of Nova Scotia and Credit Suisse First Boston as lead arrangers. We expect to sign this agreement during the fourth quarter of 2000.

On July 25, 2000, we announced three strategic acquisitions that add 205 billion cubic feet equivalent (bcfe) of proven, natural gas reserves to Calpine's natural gas portfolio. Calpine acquired these assets for $206.5 million. These acquisitions increase Calpine's proven reserves to 430 bcfe, which at full production, can fuel 800 to 900 megawatts of combined-cycle gas-fired power generation.

On August 1 and 2, 2000, we announced the completion of consent solicitations to effect certain amendments to six Indentures governing certain outstanding Calpine public debt securities which are due in the years 2004-2009. Supplemental Indentures effecting such amendments were executed by the Company and the respective Trustees.

On August 9, 2000, we completed a public offering of 23,000,000 shares of our common stock at $34.75 per share. The gross proceeds were $799.3 million.

On August 9, 2000, Calpine through its wholly-owned subsidiary, Calpine Capital Trust III, a statutory business trust created under Delaware law, completed a private offering of 10,350,000 Remarketable Term Income Deferrable Equity Securities ("HIGH TIDES") at a price of $50.00 per share. The gross proceeds from the offering were $517.5 million.

On August 10, 2000, we completed a public offering of $250.0 million of its 8-1/4% Senior Notes due 2005 and $750.0 million of our 8-5/8% Senior Notes due 2010. The 8-1/4% Senior Notes mature on August 15, 2005 and interest is payable semi-annually on August 15 and February 15 of each year. The 8-5/8% Senior Notes mature on August 15, 2010 and interest is payable semi-annually on August 15 and February 15 of each year.

On August 18, 2000, we announced that we acquired the remaining 80% interest in the Agnews cogeneration facility, a 29-megawatt natural gas-fired, combined-cycle facility located in San Jose, California, from GATX Capital Corporation. We first acquired a 20% equity interest in the Agnews facility in 1990.

On September 1, 2000, we announced that we acquired the remaining 45% equity interest in the Aidlin geothermal facility from an affiliate of Sumitomo Corporation. We initially acquired a 5% equity interest in the Aidlin geothermal facility in 1989, representing Calpine's first megawatt of generation. That interest was increased 55% with the acquisition of two other partners' interests in 1999. Located in The Geysers region of northern California, Aidlin is a 20-megawatt electric generating facility.

On September 1, 2000, we completed a leveraged lease financing transaction to provide the term financing for both Phase I and Phase II of the Pasadena, Texas cogeneration project. Under the terms of the lease, the Company received $400.0 million in gross proceeds and recorded a deferred gain of approximately $65.0 million.

Transactions Announced or Consummated Subsequent to September 30, 2000

On October 12, 2000, we completed the acquisition of Northbrook, Illinois-based SkyGen Energy LLC ("SkyGen") from Michael Polsky and Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp. The purchase price was $392.5 million in cash, 2,117,742 shares of our common stock (which were valued in the aggregate at $57.2 million at the time we entered into the agreement), the assumption of certain recourse and non-recourse obligations of SkyGen, the assumption of certain contingent obligations of Wisvest and Wisconsin Energy Corp. on behalf of SkyGen, and the obligation to make certain additional contingent payments for completion of certain project development milestones.

On October 16, 2000, we announced that we entered into an agreement with TriGas Exploration Inc. ("TriGas"), the Calgary-based oil and gas company, under which we will make a cash offer of $3.20 (Cdn.) per share for all of the issued and outstanding common shares of TriGas. The aggregate value of the offer is approximately $156 million (Cdn.) including the assumed net indebtedness of TriGas. The acquisition would provide Calpine with natural gas reserves to fuel its proposed Calgary Energy Centre, and a 26% interest in the East Crossfield Gas Plant, extensive pipelines and gathering systems and a significant undeveloped land base with development potential. The offering circular associated with the transaction was mailed to TriGas shareholders on October 24, 2000 and the offer will expire 21 days thereafter. The offer is conditional on, among other things, at least two-thirds of the common shares of TriGas being tendered, and receipt of all necessary regulatory approvals and on conditions customary in transactions of this nature.

On October 16, 2000, we announced that we signed a one-year marketing agreement that links the daily price of natural gas to the price of electricity with EOG Resources, Inc. ("EOG"). EOG agreed to sell 10 million cubic feet of natural gas per day directly to the Company. The transaction will become effective on January 1, 2001 and will terminate December 31, 2001.

On October 17, 2000, we announced plans to enter into a long-term power supply agreement with Pacific Gas and Electric Company ("PG&E") that would provide competitively priced electricity for PG&E's northern California customers. Electricity deliveries will begin July 1, 2001 and end December 31, 2003.

On October 17, 2000, we announced that we presented plans, with Tampa, Florida-based Seminole Electric Cooperative, Inc., to the Florida Public Service Commission ("FPSC") under which our proposed Osprey Energy Center will supply electric power under contract to help meet Seminole's member systems' power needs. Under the terms of the planned agreement, Seminole will have access to all of the output from the Osprey facility for a period of 17 years, beginning with the plant's projected commercial operation date. The terms of the agreement are reviewable by the parties every five years.

On October 20, 2000, we announced that we entered into definitive agreements to acquire strategic power assets from Dartmouth, Massachusetts-based Energy Management, Inc. ("EMI") for approximately $145 million (a cash payment of $100 million and the issuance of shares of Calpine common stock with a value at closing of $45 million) and the assumption of project financing. Under the terms of the agreement, Calpine will acquire the remaining interest in three recently constructed combined-cycle power generating facilities located in Dighton, Massachusetts, Tiverton, Rhode Island and Rumford, Maine, as well as Calpine-EMI Marketing LLC, a joint marketing venture between Calpine and EMI. We expect to close this transaction during the fourth quarter of 2000.

On October 20, 2000, we announced the signing of a 20-year contract with Aquila Energy, a wholly owned subsidiary of UtiliCorp United, for 580 megawatts of the output of the jointly owned Acadia Power Project currently under construction in Acadia Parish, La. Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco, and Calpine each have a 50% interest in Acadia Power Partners LLC, which owns the 1,000 megawatt combined-cycle plant. Under terms of a tolling agreement, starting July 1, 2002, Aquila Energy will supply the natural gas needed to generate 580 megawatts of electricity and will own and market the produced power.

On October 23, 2000, we announced that we entered into a project development agreement to build, own and operate an 850-megawatt natural gas-fired electricity generating facility to be located on the Ohio River in Hamilton Township, Lawrence County, Ohio. The proposed Lawrence Energy Center will represent a $510 million investment, with a target commercial operation date of 2004. Calpine entered into the agreement with Hanging Rock Energy Projects, LLC, a wholly owned subsidiary of Boston-based CME-NAME, which had initiated preliminary development efforts for the project.

On October 26, 2000, we announced that our Board of Directors authorized a two-for-one stock split of our common stock for stockholders of record as of November 6, 2000. The shares resulting from this split are expected to be distributed after the market closes on November 14, 2000.

On October 31, 2000, we announced that we entered into a long-term, natural gas transportation and storage agreement with Kinder Morgan Texas Pipeline, Inc. ("KMTP"), a subsidiary of Kinder Morgan, Inc. Calpine will have access to up to 375,000 MMBtu of firm natural gas transportation service per day from KMTP for a period of 10 years. The agreement will begin on January 1, 2001.

On October 31, 2000, we announced with Aquila Energy, a wholly-owned subsidiary of UtiliCorp United, the completion of a $270 million construction and leverage lease financing of the Aries Power Project, a 600-megawatt gas-fired power plant under construction in Pleasant Hill, Missouri. The majority of the plant's capacity and electrical output has already been sold under a four-year tolling contract (June 2001 - May 2005) to Missouri Public Service, a division of UtiliCorp. Under the terms of separate tolling contracts, Calpine and Aquila will purchase the balance of the plant's capacity and output, remarketing it into the Southwest Power Pool and Southeast Electric Reliability Counsel regional power markets. The marketing and fuel supply responsibilities will be handled by Aquila.

SELECTED OPERATING INFORMATION

Set forth below is certain selected operating information for our power plants and steam fields, for which results are consolidated in our statements of operations. Results vary for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, primarily due to the consolidation of acquisitions, favorable energy pricing, and increased production. See prior quarters' Form 10-Qs and footnote 8 to the unaudited consolidated financial statements for further discussion. The information set forth under thermal and other revenue consists of the results for the Thermal Power Company Steam Fields prior to the acquisition of the PG&E power plants on May 7, 1999, in addition to host thermal sales and other revenue. As a result of this acquisition, steam output was used to produce electricity, whereas this output was previously sold to third parties.

(in thousands, except average prices)         Three Months Ended          Nine Months Ended
(unaudited)                                      September 30,              September 30,
                                         -------------------------   -------------------------
                                             2000          1999         2000          1999
                                         -----------   -----------   -----------   -----------
Electricity and steam revenues:
     Energy ...................          $   398,567   $   147,595   $   725,628   $   305,648
     Capacity .................          $   154,386   $    68,761   $   298,223   $   182,037
     Thermal and other ........          $    34,383   $     9,086   $    69,079   $    42,080
Megawatt hours produced .......            7,049,078     4,625,727    16,108,267    10,285,735
Average energy price
  per kilowatt hour ...........          $    0.0565   $    0.0319   $    0.0450   $    0.0297

Megawatt hours produced at the power plants increased 52.4% and 56.6% for the three and nine months ended September 30, 2000, as compared with the same periods in 1999. This was primarily due to approximately 57,526 and 1,370,190 additional megawatt hours of production for the three and nine months ended September 30, 2000, respectively, from the 14 geothermal power plants purchased on May 7, 1999, 404,238 and 1,166,943 megawatt hours produced for the three and nine months ended September 30, 2000, respectively, from the plants acquired when we purchased 80% of Cogeneration Corporation of America on December 17, 1999, and 1,941,371 and 2,003,745 megawatt hours for the three and nine months ended September 30, 2000, respectively, from the acquisition of the Auburndale, KIAC, and Stony Brook facilities, and the commencement of operations at our Hidalgo facility and Pasadena expansion in June and July 2000, respectively.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 - CONSOLIDATED OPERATIONS

Revenue - Total revenue increased 168% and 113% to $678.9 million and $1,278.0 million for the three months and nine months ended September 30, 2000, compared to $253.0 million and $600.2 million in 1999.

     Electricity and steam sales revenue increased 161% to $587.3 million for the three months ended September 30, 2000, compared to $225.4 million in the same period in 1999. The increase is primarily attributable to favorable energy pricing and increased production for facilities that we owned in both periods. These factors contributed approximately $155.6 million in additional revenue during the three months ended September 30, 2000, versus the same period last year. An additional $36.0 million was contributed by the Newark, Parlin, Morris, and Pryor facilities, which we acquired in the fourth quarter of 1999. The acquisition of the remaining interests in KIAC, Stony Brook, Auburndale and Agnews during the second and third quarters of 2000 in addition to the commencement of operations of our Hidalgo facility and Pasadena expansion project contributed $132.2 million to the overall increase in revenues. The remainder of the increase was primarily attributable to the restructuring of the Gilroy power sales contract with PG&E effective September 1, 1999.

     For the nine months ended September 30, 2000, electricity and steam revenues increased 106% to $1,092.9 million as compared to $529.8 million for the same period last year. The increase is primarily due to $305.6 million of additional revenue from a full nine months of activity in 2000 of 14 geothermal facilities at The Geysers acquired in the second quarter of 1999, increased production and favorable energy pricing. The Newark, Parlin, Morris, and Pryor facilities contributed $81.4 million of the increase over the prior year. Our acquisitions of KIAC, Stony Brook, Auburndale and Agnews, in addition to the commencement of operation at our Hidalgo facility and Pasadena expansion project, contributed $155.2 million to our results for the nine months ended September 30, 2000. The balance of the favorable increase was primarily due to favorable energy pricing, and to the restructuring of the Gilroy power sales contract with PG&E effective September 1, 1999, partially offset by a decrease in capacity revenues for the first six months of 2000 at the Texas City facility.

     Service contract revenue increased to $67.4 million and $129.2 million for the three and nine months ended September 30, 2000, compared to $11.2 million and $35.1 million, respectively, for the same periods in 1999. The increase was primarily attributable to increased electric energy and gas marketing and trading activity associated with power and gas obtained from third parties.

     Income from unconsolidated investments in power projects decreased 54% to $7.2 million for the three months ended September 30, 2000, compared to $15.8 million for the same period in 1999. Approximately $6.8 million of the decrease is primarily attributable to the consolidation of KIAC, Stony Brook, Agnews, and Auburndale's results in electricity and steam revenues as a result of our purchase of the remaining interests in those plants during 2000. We also recorded $3.4 million less equity income from Sumas, and $2.3 million of income from our investment in the Grays Ferry facility, which we acquired in the fourth quarter of 1999. For the nine months ended September 30, 2000, income from unconsolidated investments in power projects decreased 36% to $21.8 million as compared to $34.2 million for the same period a year ago. Approximately $7.9 million of the decrease is primarily attributable to the consolidation of KIAC, Stony Brook, Agnews, and Auburndale's results in electricity and steam revenues. We also recorded $7.9 million less equity income from Sumas, and $3.8 million of income from our investment in the Grays Ferry facility.

     Interest income on loans to power projects decreased to none in the three months ended September 30, 2000, compared to $0.5 million in 1999. For the nine months ended September 30, 2000, interest income on loans to power projects decreased to none compared to $1.2 million for the same period a year ago. The decreases are attributable to dividend income received in 1999 from Sheridan California Energy, Inc., prior to our purchase of the remainder of that company and its parent company, Sheridan Energy, Inc., on October 1, 1999.

     Other revenue increased to $16.9 million and $34.0 million for the three and nine months ended September 30, 2000, respectively, compared to none in the same periods last year. Other revenue is comprised primarily of natural gas sales to third parties. The increase is attributable to the acquisition of Sheridan Energy, Inc. on October 1, 1999, and other strategic gas acquisitions during 2000.

Cost of revenue - Cost of revenue increased to $384.7 million and $801.1 million for the three and nine months ended September 30, 2000, respectively, compared to $150.1 million and $401.2 million for the same periods in 1999. The increases of $234.6 million and $399.9 million were partially attributable to growth in service contract expense of $54.0 million and $93.1 million for the three and nine months ended September 30, 2000, representing costs primarily associated with gas and energy marketing activity. The remainder of the increase in cost of revenue during both periods was due to the incremental effects of power plants and natural gas operations acquired after September 30, 1999, and due to higher fuel expense at our gas-fired facilities attributable to substantially higher natural gas prices.

General and administrative expenses - General and administrative expenses increased to $25.8 million for the three months ended September 30, 2000, compared to $12.4 million in 1999. For the nine months ended September 30, 2000, general and administrative expenses increased to $50.8 million compared to $31.1 million for the same period in 1999. The increases were attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations, and due to recent acquisitions, primarily of natural gas operations.

Interest expense - Interest expense increased 3% to $23.7 million for the three months ended September 30, 2000 from $23.0 million for the same period in 1999, and decreased 20.2% to $56.0 million from $70.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease was primarily due to capitalization of $44.7 million and $96.7 million of interest on corporate funds invested in construction projects for the three and nine months ended September 30, 2000, respectively, as compared to $12.5 million and $24.5 million capitalized for the same periods in 1999. Interest expense increased during the three months ended September 30, 2000, as compared to the same period in 1999 due to increased debt, offset by interest capitalized on construction projects. The increase in the amount of interest capitalized reflects the significant increase in our power plant construction program.

Distributions on trust preferred securities - Distributions on trust preferred securities increased to $12.7 million and $28.7 million for the three and nine months ended September 30, 2000, as compared to none in 1999. The increases are attributable to the issuance of these securities in October 1999, January 2000, and August 2000.

Interest income increased 145% to $15.9 million for the three months ended September 30, 2000, and 79% to $29.1 million for the nine months ended September 30, 2000. These increases are due primarily to higher cash balances as a result of heavy financing activities during 2000.

Other income increased $2.5 million and $3.4 million for the three and nine months ended September 30, 2000, respectively, primarily due to $2.0 million of income recorded in the third quarter as a result of interest rate swaps that were extinguished in connection with the repayment of Pasadena project level debt and due to an insurance settlement.

Provision for income taxes - The effective income tax rate was approximately 39% for the three and nine months ended September 30, 2000, and for the corresponding periods in 1999. The increase in the provision was due to higher income in 2000.



FINANCIAL MARKET RISKS

From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of September 30, 2000 (in thousands):

                                   Notional      Weighted
                                  Principal       Average           Fair
        Maturity Date               Amount     Interest Rate     Market Value
        -------------             ---------    -------------    --------------
            2000............      $   2,350         9.9%           $   (12)
            2011............         60,508         6.9%               619
            2012............        121,968         6.5%             1,712
            2014............         74,932         6.7%               (44)
                                  ---------         ---            -------
                Total.......      $ 259,758         6.7%           $ 2,275
                                  =========         ===            =======

Short-term investments - As of September 30, 2000, we have short-term investments of $824.5 million. These short-term investments consist of highly liquid investments with maturities less than three months. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.

Gas price fluctuations - We enter into derivative commodity instruments to hedge our exposure to the impact of price fluctuations on gas purchases. Such instruments include regulated natural gas contracts and over-the-counter swaps and basis hedges with major energy derivative product specialists. All hedge transactions are subject to our risk management policy which does not permit speculative or trading positions. These transactions are accounted for under the hedge method of accounting. Cash flows from derivative instruments are recognized as incurred through changes in working capital.

Power Marketing - At September 30, 2000, the Company had positions with a net fair value of $17.5 million to protect the Company against the risks of fluctuating market prices. The Company actively manages its positions, and it is the Company's policy to not have any speculative or trading positions. Net gains and losses related to commodity swap contracts are recognized when realized. The Company's credit risk associated with power and fuel contracts results from the risk-of-loss on non-performance by counter parties. The Company reviews and assesses counter party risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counter parties.

Impact of Recent Accounting Pronouncements

New Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133."

See Note 2 for further information.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

An action was filed against Lockport Energy Associates, L.P. and the New York Public Service Commission ("NYPSC") in August 1997 by New York State Electricity and Gas Company ("NYSEG") in the Federal District Court for the Northern District of New York. NYSEG requested the Court to direct NYPSC and the Federal Energy Regulatory Commission (the "FERC") to modify contract rates to be paid to the Lockport Power Plant. In October 1997, NYPSC filed a cross-claim alleging that the FERC violated the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), and the Federal Power Act by failing to reform the NYSEG contract that was previously approved by the NYPSC. On September 29, 2000, the New York Federal District Court dismissed NYSEG's complaint and NYPSC's cross-claim. The Court stated that FERC has no authority to alter or waive its regulations or exemptions to alter the terms of the applicable power purchase agreements and that Qualifying Facilities are entitled to the benefit of their bargain, even if at the expense of NYSEG and its ratepayers. NYSEG has filed an appeal with respect to this decision.

The Company is involved in various other claims and legal actions arising out of the normal course of business. The Company does not expect that the outcome of these proceedings will have a materially adverse effect on the Company's financial position or results of operations, although no assurance can be given in this regard.

ITEM 2.  CHANGE IN SECURITIES

On August 9, 2000, Calpine completed a public offering of 23,000,000 shares of our common stock at $34.75 per share. The gross proceeds from the offering were $799.3 million, closed on August 9, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         The following exhibits are filed herewith unless otherwise indicated:

   EXHIBIT
   NUMBER       DESCRIPTION
   -------      -----------
     3.1        Amended  and  Restated  Articles of  Incorporation dated May 18,
                2000  (incorporated   by  reference  to  Calpine's  Registration
                Statement on Form S-3 filed on June 30, 2000,  Registration  No.
                333-40652)
     3.2        Amended  and  Restated  By-laws  of  the Company   (incorporated
                by reference to the Company's Annual Report on Form 10-K,  dated
                December  31,  1999  and  filed  on  February 29, 2000, File No.
                033-73160).
    27.0        Financial Data Schedule

     (b) REPORTS ON FORM 8-K

1.   Current report dated October 26, 2000, and filed on October 27, 2000

          Item 5. Other Events - On October 26, 2000, Calpine Corporation announced record earnings for the three and nine months ended
          September 30, 2000. In addition, Calpine's Board of Directors authorized a two-for-one split of its common stock for stockholders of record as of November 6, 2000.

          Item 7. Exhibits - Press release dated October 26, 2000, announcing third quarter 2000 results and two-for-one split of common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

By: /s/ Ann B. Curtis                                    Date: November 14, 2000
    ---------------------------------
    Ann B. Curtis
    Executive Vice President
    (Chief Financial Officer)

By: /s/ Charles B. Clark, Jr.                            Date: November 14, 2000
    ---------------------------------
    Charles B. Clark, Jr.
    Vice President and Corporate Controller
    (Chief Accounting Officer)


EXHIBIT INDEX

  Exhibit
  Number     Description
  -------    ------------

  27.0       Financial Data Schedule
