Form 10-K
period 2000-12-31
CALPINE CORP
filed 2001-03-15
CIK 916457

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12079

                              CALPINE CORPORATION
                            (A DELAWARE CORPORATION)

                 I.R.S. EMPLOYER IDENTIFICATION NO. 77-0212977

                          50 WEST SAN FERNANDO STREET
                           SAN JOSE, CALIFORNIA 95113
                           TELEPHONE: (408) 995-5115

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  CALPINE CORPORATION COMMON STOCK, $.001 PAR VALUE REGISTERED ON THE NEW YORK
                                 STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2001: $13.1 billion. Common stock outstanding as of March 13, 2001: 284,794,073.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

(1) Designated portions of the Proxy Statement
    relating to the 2001 Annual Meeting of
    Shareholders..................................  Part III (Items 10, 11, 12 and 13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   22
Item 3.    Legal Proceedings...........................................   24
Item 4.    Submission of Matters To A Vote of Security Holders.........   24

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related              24
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   25
Item 7.    Management's Discussion and Analysis of Financial Condition    25
           and Results of Operations...................................
Item 7a.   Quantitative and Qualitative Disclosure about Market Risk...   25
Item 8.    Financial Statements and Supplementary Data.................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting    25
           and Financial Disclosure....................................

                                  PART III
Item 10.   Executive Officers, Directors and Key Employees.............   25
Item 11.   Executive Compensation......................................   25
Item 12.   Security Ownership of Certain Beneficial Owners and            26
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   26

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    26
           8-K.........................................................
           Signatures..................................................   32
Index to Consolidated Financial Statements and Other Information.......  F-1

ITEM 1. BUSINESS

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the intent, belief or current expectations of Calpine Corporation ("the Company") and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i) changes in government regulations, including pending changes in California, and anticipated deregulation of the electric energy industry, (ii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain financing and the necessary permits to operate or the failure of third-party contractors to perform their contractual obligations, (iii) cost estimates are preliminary and actual costs may be higher than estimated, (iv) the assurance that the Company will develop additional plants, (v) a competitor's development of a lower-cost generating gas-fired power plant, (vi) the risks associated with marketing and selling power from power plants in the newly competitive energy market, (vii) the risks associated with marketing and selling combustion turbine parts and components in the competitive combustion turbine parts market, (viii) the risks associated with engineering, designing and manufacturing combustion turbine parts and components, (ix) delivery and performance risks associated with combustion turbine parts and components attributable to production, quality control, suppliers and transportation, (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and cost to develop recoverable reserves, and operational factors relating to the extraction of natural gas, or (xi) those risks and uncertainties identified in Management's Discussion and Analysis -- Risk Factors included with the Consolidated Financial Statements in this report and incorporated into this
Item 1 -- Business section. Prospective investors are also cautioned that the California energy market remains uncertain. The Company's management is working closely with a number of parties to resolve the current uncertainty. This is an ongoing process and, therefore, the outcome cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company. However, management believes that a final resolution will not have a material adverse impact on the Company. Prospective investors are also referred to the other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                                    OVERVIEW

     Calpine is a leading independent power company engaged in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity predominantly in the United States. We have experienced significant growth in all aspects of our business over the last five years. Currently, we own interests in 50 power plants having a net capacity of 5,849 megawatts. We also have 25 gas-fired projects under construction having a net capacity of 14,028 megawatts and have announced plans to develop 28 gas-fired projects (power plants and expansions of current facilities) with a net capacity of 15,142 megawatts. Upon completion of the projects under construction, we will have interests in 74 power plants located in 21 states having a net capacity of 19,877 megawatts. Of this total generating capacity, 96% will be attributable to gas-fired facilities and 4% will be attributable to geothermal facilities. As a result of our expansion program, our revenues, cash flow, earnings and assets have grown significantly over the last five years, as shown in the table below.

                                                                           COMPOUND ANNUAL
                                                   1996         2000         GROWTH RATE
                                                 ---------    ---------    ---------------
                                                 (DOLLARS IN MILLIONS)
Total Revenue..................................  $  214.6     $2,282.8            81%
EBITDA.........................................     110.7        825.9            65%
Net Income.....................................      18.7        323.5           104%
Total Assets...................................   1,031.4      9,737.3            75%

     Since our inception in 1984, we have developed substantial expertise in all aspects of the development, acquisition and operation of power generation facilities. We believe that the vertical integration of our extensive engineering, construction management, operations, fuel management, power marketing and financing capabilities provides us with a competitive advantage to successfully implement our acquisition and development program and has contributed to our significant growth over the past five years.

                                   THE MARKET

     The power industry represents the third largest industry in the United States, with an estimated end-user market of over $215 billion of electricity sales in 2000 produced by an aggregate base of power generation facilities with a capacity of approximately 860,000 megawatts. In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives have been and are continuing to be adopted at both the state and federal level to increase competition in the domestic power generation industry. The power generation industry historically has been largely characterized by electric utility monopolies producing electricity from old, inefficient, high-cost generating facilities selling to a captive customer base. Industry trends and regulatory initiatives have transformed the existing market into a more competitive market where end-users purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others.

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

                                    STRATEGY

     Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power market, primarily through our active development and acquisition programs. In pursuing our growth strategy, we utilize our management and technical knowledge to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource production, acquisition, operations and power marketing, which we believe provides us with a competitive advantage. The key elements of our strategy are as follows:

     - Development of new and expansion of existing power plants. We are actively pursuing the development of new, and expansion of both baseload and peaking capacity at our existing, highly efficient, low-cost, gas-fired power plants to replace old and inefficient generating facilities and meet the demand for new generation.

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

                              RECENT DEVELOPMENTS

     Project Development and Construction. On February 12, 2001, we announced that the Florida Public Service Commission approved a joint application filed by Calpine and Seminole Electric Cooperative, Inc. ("Seminole"), under which we will build the Osprey Energy Center to supply electric power to help meet Seminole's members' power needs.

     Issuance of Securities. On February 15, 2001, we completed a public offering of $1.15 billion of our 8 1/2% Senior Notes due 2011. The Senior Notes due 2011 bear interest at 8 1/2% per year, payable semi-annually, and mature on February 15, 2011.

     California Power Market. The deregulation of the California power market has produced significant unanticipated results in the past year. The deregulation froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits.

     In the past year, a series of factors have reduced the supply of power to California, which has resulted in wholesale power prices that have been significantly higher than historical levels. Several factors contributed to this increase. These included:

     - significantly increased volatility in prices and supplies of natural gas;

     - an unusually dry fall and winter in the Pacific Northwest, which reduced the amount of available hydroelectric power from that region (typically, California imports a portion of its power from this source);

     - the large number of power generating facilities in California nearing the end of their useful lives, resulting in increased downtime (either for repairs or because they have exhausted their air pollution credits and replacement credits have become too costly to acquire on the secondary market); and

     - continued obstacles to new power plant construction in California, which deprived the market of new power sources that could have, in part, ameliorated the adverse effects of the foregoing factors.

     As a result of this situation, two major California utilities that are subject to the retail rate freeze, including Pacific Gas & Electric Company ("PG&E"), have faced wholesale prices that far exceed the retail prices they are permitted to charge. This has led to significant underrecovery of costs by these utilities; and they have been widely reported to be facing the prospect of insolvency. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations to power generators. PG&E has defaulted on payment obligations to us. (For additional information, including information on certain receivables, see Notes 15 and 19 of the Notes to Consolidated Financial Statements.)

     We have historically sold power to PG&E, which is one of the California utilities that is subject to the rate freeze. We are currently selling power to PG&E pursuant to long-term qualifying facility ("QF") contracts, which are subject to federal regulation under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") (16 U.S.C. sec. 796 et seq.). The QF contracts provide that the California Public Utilities Commission ("CPUC") has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts, including those for all of our QF plants in California which sell power to PG&E. Section 390 of the California Public Utility Code provided QFs the option to elect to receive energy payments based on the California Power Exchange ("PX") market clearing price. In mid-2000, our QF facilities elected this option and were paid based upon the PX zonal day ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day ahead market. Since that time, the CPUC has ordered that the price to be paid for energy deliveries by QFs electing the PX Price shall be based on a natural gas cost-based "transition formula." The CPUC has conducted proceedings (R. 99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX based pricing option. It is possible that the CPUC could order a payment adjustment based on a different energy price determination. We believe that the PX Price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings. Legislation has recently been introduced in the California legislature

(SB 47X) that would establish a fixed price for the QF contracts for a 5 year period and would eliminate any PX Price adjustment prior to December 31, 2000. There can be no assurances that this legislation will be enacted.

     We have continued to honor our contractual obligations to PG&E under our QF contracts. To date, we have refrained from pursuing our collection remedies with respect to PG&E's default, however, we have been actively involved with the California utilities, the California legislature, and other interested parties to develop legislation designed to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period) in place of the short-term pricing methodology currently utilized under the QF contracts, as discussed above. We also expect further legislation to enable the California utilities to finance over a longer term the difference between the wholesale prices that have been paid and the retail prices they received during last fall and into this winter. We believe that this should enhance PG&E's ability to make payment of all past due amounts. However, management cannot predict the timing or ultimate outcome of the legislative process or the payment of amounts due under our contracts.

     As this situation has deteriorated, California has taken steps to restore a predictable and reliable power market to the State. Recently, California adopted legislation permitting it to issue long-term revenue bonds to provide funding for wholesale purchases of power. The bonds will be repaid with the proceeds of payments by retail customers over time. The California Department of Water Resources ("DWR") sought bids for long-term power supply contracts. We successfully bid in that auction, and announced, as indicated below, that we have signed three significant long-term power supply contracts with DWR.

     On February 7, 2001, we announced the signing of a 10-year, $4.6 billion fixed-price contract with DWR to provide electricity to the State of California. We committed to sell up to 1,000 megawatts of electricity, with initial deliveries of 200 megawatts starting October 1, 2001, and increasing to 1,000 megawatts by January 1, 2004. This contract will continue through 2011. The electricity will be sold directly to DWR on a 24-hour, 7-day-a-week basis.

     On February 28, 2001, we announced the signing of two long-term power sales contracts with DWR. Under the terms of the first contract, a $5.2 billion, 10-year, fixed-price contract, we commit to sell up to 1,000 megawatts of generation. Initial deliveries are scheduled to begin July 1, 2001 with 200 megawatts and increase to 1,000 megawatts by as early as July 2002. Under the terms of the second contract, a 20-year contract totaling up to $3.1 billion, we will supply DWR with up to 495 megawatts of peaking generation, beginning with 90 megawatts as early as August 2001, and increasing up to 495 megawatts as early as August 2002.

     On March 13, 2001, we announced the signing of a two-month deal to provide 555 megawatts of electricity to DWR from our new South Point Energy Center during plant testing, effective immediately through May 15, 2001.

  FERC Investigation into California Wholesale Markets. Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the ISO Board of Governors reduced the price cap applicable to the ISO's wholesale energy and ancillary services markets from $750/MWh to $500/MWh. The ISO subsequently reduced the price cap to $250/MWh on August 1, 2000. During this period, however, the California Power Exchange Corporation ("PX") maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the ISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the ISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and ISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the ISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date." Under the November 1 Order, rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period. All of the Company's receivables from PG&E relate to energy generated by QF facilities. Under FERC regulations, QF contracts are exempt from regulation under the Federal Power Act, which is the legislation that provides the authority for the FERC to compel refunds or frame other equitable relief with respect to the California wholesale markets. See "Government
Regulation -- Federal Energy Regulation -- Federal Power Act Regulation." Therefore, the Company believes that any refund or other equitable remedy that the FERC may impose with respect to the California wholesale markets will not affect the Company's ability to pursue payment by PG&E of all past due amounts as described above.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). Various parties have filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order. The outcome of these proceedings, and the extent to which the FERC or a reviewing court may revise aspects of the December 15 Order or the extent to which these proceedings may result in a refund of or reduction in the amounts charged by the Company's subsidiaries for power sold in the ISO and PX markets, cannot be determined at this time.

                           DESCRIPTION OF FACILITIES

     At March 8, 2001, Calpine had interests in 50 power generation facilities representing 5,849 megawatts of net capacity. Of these 50 projects, 31 are gas-fired power plants with a net capacity of 4,999 megawatts, and 19 are geothermal power generation facilities with a net capacity of 850 megawatts. We also have 24 gas-fired projects and one project expansion currently under construction with a net capacity of 14,028 megawatts, and have announced the development of 21 additional power plants and seven project expansions with a net capacity of 15,142 megawatts. Each of the power generation facilities currently in operation produces electricity for sale to a utility or other third-party end user. Thermal energy produced by the gas-fired cogeneration facilities is sold to governmental and industrial users.

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

     Upon completion of our projects under construction, we will provide operating and maintenance services for 69 of the 74 power plants in which we have an interest. Such services include the operation of power plants, geothermal steam fields, wells and well pumps, gas fields, gathering systems and gas pipelines. We also supervise maintenance, materials purchasing and inventory control, manage cash flow, train staff and prepare operating and maintenance manuals for each power generation facility that we operate. As a facility develops an operating history, we analyze its operation and may modify or upgrade equipment or adjust operating procedures or maintenance measures to enhance the facility's reliability or profitability. These services are sometimes performed under the terms of an operating and maintenance agreement pursuant to which we are generally reimbursed for certain costs, paid an annual operating fee and may also be paid an incentive fee based on the performance of the facility. The fees payable to us are generally subordinated to any lease payments or debt service obligations of financing for the project.

     In order to provide fuel for the gas-fired power generation facilities in which we have an interest, natural gas reserves are acquired or natural gas is purchased from third parties under supply agreements. We attempt to structure a gas-fired power facility's fuel supply agreement so that gas costs have a direct relationship to the fuel component of revenue energy payments. See "Properties" for further discussion of our gas reserves.

     We currently hold interests in geothermal leaseholds in The Geysers that produce steam that is supplied to the power generation facilities owned by us for use in producing electricity.

     Certain power generation facilities in which we have an interest have been financed primarily with project financing that is structured to be serviced out of the cash flows derived from the sale of electricity and thermal energy produced by such facilities and provides that the obligations to pay interest and principal on the loans are secured almost solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facilities. The lenders under non-recourse project financing generally have no recourse for repayment against us or any of our assets or the assets of any other entity other than foreclosure on pledges of stock or partnership interests and the assets attributable to the entities that own the facilities.

     Substantially all of the power generation facilities in which we have an interest are located on sites which we own or are leased on a long-term basis. See "Properties."

     Set forth below is certain information regarding our operating power plants, plants under construction, and announced development projects.

                                                                          MEGAWATTS
                                                      --------------------------------------------------
                                                                              CALPINE NET    CALPINE NET
                                          NUMBER      BASELOAD    PEAKING      INTEREST       INTEREST
                                         OF PLANTS    CAPACITY    CAPACITY     BASELOAD        PEAKING
                                         ---------    --------    --------    -----------    -----------
In operation
  Geothermal power plants..............     19            850         850          850            850
  Gas-fired power plants...............     31          4,866       5,916        4,007          4,999
Under construction
  New facilities.......................     24         13,418      15,446       11,807         13,668
  Expansion projects (one).............     --             --         360           --            360
Announced development
  New facilities.......................     21         12,253      14,514       11,987         14,225
  Expansion projects (seven)...........     --            322         917          322            917
                                            --         ------      ------       ------         ------
                                            95         31,709      38,003       28,973         35,019
                                            ==         ======      ======       ======         ======

                             OPERATING POWER PLANTS

                                                                               CALPINE NET   CALPINE NET
                                            BASELOAD   PEAKING     CALPINE      INTEREST      INTEREST        2000
                                 STATE OR   CAPACITY   CAPACITY    INTEREST     BASELOAD       PEAKING     GENERATION
          POWER PLANT            PROVINCE     (MW)       (MW)     PERCENTAGE      (MW)          (MW)          MWH
          -----------            --------   --------   --------   ----------   -----------   -----------   ----------
GEOTHERMAL POWER PLANTS
Sonoma County (12 plants)......     CA        512.0      512.0      100.0%         512.0         512.0      3,488,792
Lake County (2 plants).........     CA        145.0      145.0      100.0%         145.0         145.0        944,441
Calistoga......................     CA         73.0       73.0      100.0%          73.0          73.0        533,531
Sonoma.........................     CA         53.0       53.0      100.0%          53.0          53.0        380,478
West Ford Flat.................     CA         27.0       27.0      100.0%          27.0          27.0        217,231
Bear Canyon....................     CA         20.0       20.0      100.0%          20.0          20.0        146,193
Aidlin.........................     CA         20.0       20.0      100.0%          20.0          20.0        149,074
                                            -------    -------                   -------       -------     ----------
          Total Geothermal
            Power Plants.......               850.0      850.0                     850.0         850.0      5,859,740
                                            =======    =======                   =======       =======     ==========
GAS-FIRED POWER PLANTS
Pasadena Power Plant...........     TX        751.0      787.0      100.0%         751.0         787.0      3,150,018
Broad River Energy Center......     SC           --      541.0      100.0%            --         541.0         21,451
Hidalgo Energy Center..........     TX        502.0      502.0       78.5%         394.1         394.1        981,498
Texas City Power Plant.........     TX        465.0      471.0      100.0%         465.0         471.0      3,413,022
Clear Lake Power Plant.........     TX        335.0      412.0      100.0%         335.0         412.0      2,937,853
Rumford Power Plant............     ME        237.0      251.0      100.0%         237.0         251.0        105,256
Tiverton Power Plant...........     RI        240.0      240.0      100.0%         240.0         240.0        292,798
Gordonsville Power Plant.......     VA        233.0      238.0       50.0%         116.5         119.0        119,287
Lockport Power Plant...........     NY        177.0      198.0       11.4%          20.1          22.5        186,826
DePere Energy Center...........     WI           --      180.0      100.0%            --         180.0         53,631
Morris Power Plant.............     IL        155.0      177.5       86.0%         134.0         146.4        535,323
Bayonne Power Plant............     NJ        158.0      170.0        7.5%          11.9          12.8        105,277
Dighton Power Plant............     MA        162.0      168.0      100.0%         162.0         168.0        839,746
Androscoggin Energy Center.....     ME        160.0      160.0       32.3%          51.7          51.7         53,979
Auburndale Power Plant.........     FL        143.0      153.0      100.0%         143.0         153.0        512,118
Grays Ferry Power Plant........     PA        143.0      148.0       40.0%          57.2          59.2        417,485
Gilroy Power Plant.............     CA        112.0      131.0      100.0%         112.0         131.0        917,348
Pryor Power Plant..............     OK        109.0      124.0       80.0%          87.2          99.2        321,146
Sumas Power Plant..............     WA        120.0      122.0       50.0%          60.0          61.0      1,087,658
Parlin Power Plant.............     NJ         89.0      118.0       80.0%          71.2          94.4        347,002
King City Power Plant..........     CA        103.0      115.0      100.0%         103.0         115.0        914,807
Kennedy International Airport
  Power Plant("KIAC")..........     NY         95.0      105.0      100.0%          95.0         105.0        231,404
Pittsburg Power Plant..........     CA         64.0       71.0      100.0%          64.0          71.0        438,444
Newark Power Plant.............     NJ         47.0       58.0       80.0%          37.6          46.4        271,164
Bethpage Power Plant...........     NY         52.0       53.7      100.0%          52.0          53.7        384,448
Greenleaf 1 Power Plant........     CA         50.0       50.0      100.0%          50.0          50.0        379,205
Greenleaf 2 Power Plant........     CA         50.0       50.0      100.0%          50.0          50.0        358,961
Stony Brook Power Plant........     NY         36.0       40.0      100.0%          36.0          40.0        125,455
Watsonville Power Plant........     CA         29.0       30.0      100.0%          29.0          30.0        219,516
Agnews Power Plant.............     CA         26.5       28.6      100.0%          26.5          28.6        113,798
Philadelphia Water Project.....     PA         22.0       23.0       66.4%          14.6          15.3            890
                                            -------    -------                   -------       -------     ----------
          Total Gas-Fired Power
            Plants.............             4,865.5    5,915.8                   4,006.6       4,999.3     19,836,814
                                            =======    =======                   =======       =======     ==========
          Total Operating Power
            Plants.............             5,715.5    6,765.8                   4,856.6       5,849.3     25,696,554
                                            =======    =======                   =======       =======     ==========

             PROJECTS UNDER CONSTRUCTION AND ANNOUNCED DEVELOPMENT

                                                                                               CALPINE NET   CALPINE NET
                                      POWER                 BASELOAD   PEAKING     CALPINE      INTEREST      INTEREST
                                    GENERATION   STATE OR   CAPACITY   CAPACITY    INTEREST     BASELOAD       PEAKING
           POWER PLANT              TECHNOLOGY   PROVINCE     (MW)       (MW)     PERCENTAGE      (MW)          (MW)
           -----------              ----------   --------   --------   --------   ----------   -----------   -----------
PROJECTS UNDER CONSTRUCTION
Acadia Energy Center..............     Gas          LA       1,080.0    1,239.0      50.0%         540.0         619.5
Oneta Energy Center...............     Gas          OK         960.3    1,137.8     100.0%         960.3       1,137.8
Freestone Energy Center...........     Gas          TX       1,002.8    1,051.6     100.0%       1,002.8       1,051.6
Delta Energy Center...............     Gas          CA         798.0      874.0      50.0%         399.0         437.0
Baytown Power Plant...............     Gas          TX         704.0      834.0     100.0%         704.0         834.0
Decatur Energy Center.............     Gas          AL         659.0      794.0     100.0%         659.0         794.0
Morgan Energy Center..............     Gas          AL         660.0      790.0     100.0%         660.0         790.0
Magic Valley Generating Station...     Gas          TX         687.0      750.0     100.0%         687.0         750.0
Hermiston Power Project...........     Gas          OR         530.0      630.0     100.0%         530.0         630.0
Channel Energy Center.............     Gas          TX         519.0      628.0     100.0%         519.0         628.0
Aries Power Plant.................     Gas          MO         516.0      591.0      50.0%         258.0         295.5
Washington Parish Energy Center...     Gas          LA         490.0      577.0     100.0%         490.0         577.0
South Point Energy Center.........     Gas          AZ         526.0      555.0     100.0%         526.0         555.0
Los Medanos Energy Center.........     Gas          CA         493.0      555.0     100.0%         493.0         555.0
Sutter Power Plant................     Gas          CA         516.0      547.0     100.0%         516.0         547.0
Lost Pines 1 Power Plant..........     Gas          TX         522.0      545.0      50.0%         261.0         272.5
Ontelaunee Energy Center..........     Gas          PA         511.0      541.0     100.0%         511.0         541.0
Westbrook Energy Center...........     Gas          ME         487.0      525.0     100.0%         487.0         525.0
RockGen Energy Center.............     Gas          WI            --      523.8     100.0%            --         523.8
Corpus Christi Energy Center......     Gas          TX         522.7      522.7     100.0%         522.7         522.7
Carville Energy Center............     Gas          LA         522.7      522.7     100.0%         522.7         522.7
Broad River Energy Center
  Expansion.......................     Gas          SC            --      360.0     100.0%            --         360.0
Santa Rosa Energy Center..........     Gas          FL         252.0      252.0     100.0%         252.0         252.0
Hog Bayou Energy Center...........     Gas          AL         246.6      246.6      66.7%         164.5         164.5
Pine Bluff Energy Center..........     Gas          AR         213.3      213.3      66.7%         142.3         142.3
                                                            --------   --------                 --------      --------
          Total Projects Under
            Construction..........                          13,418.4   15,805.5                 11,807.3      14,027.9
                                                            ========   ========                 ========      ========

                                                                                               CALPINE NET   CALPINE NET
                                      POWER                 BASELOAD   PEAKING     CALPINE      INTEREST      INTEREST
                                    GENERATION   STATE OR   CAPACITY   CAPACITY    INTEREST     BASELOAD       PEAKING
           POWER PLANT              TECHNOLOGY   PROVINCE     (MW)       (MW)     PERCENTAGE      (MW)          (MW)
           -----------              ----------   --------   --------   --------   ----------   -----------   -----------
ANNOUNCED DEVELOPMENT
Blue Heron Energy Center..........     Gas          FL       1,080.0    1,239.0     100.0%       1,080.0       1,239.0
Lawrence Energy Center............     Gas          OH         850.0    1,100.0     100.0%         850.0       1,100.0
East Altamont Energy Center.......     Gas          CA         820.0    1,065.0     100.0%         820.0       1,065.0
Haywood Energy Center.............     Gas          TN         800.0      915.0     100.0%         800.0         915.0
Lone Oak Energy Center............     Gas          MS         800.0      915.0     100.0%         800.0         915.0
Augusta Energy Center.............     Gas          GA         750.0      850.0     100.0%         750.0         850.0
Hillabee Energy Center............     Gas          AL         710.0      770.0     100.0%         710.0         770.0
Fremont Energy Center.............     Gas          OH         550.0      700.0     100.0%         550.0         700.0
Wawayanda Energy Center...........     Gas          NY         530.0      630.0     100.0%         530.0         630.0
Otay Mesa Generating Project......     Gas          CA         540.0      618.0     100.0%         540.0         618.0
Teayawa Energy Center.............     Gas          CA         530.0      608.0     100.0%         530.0         608.0
RiverGen Energy Center............     Gas          WI         450.0      600.0     100.0%         450.0         600.0
Osprey Energy Center..............     Gas          FL         530.0      590.0     100.0%         530.0         590.0
Metcalf Energy Center.............     Gas          CA         532.5      578.7      50.0%         266.3         289.4
Thompson Creek Energy Center......     Gas          LA         500.0      575.0     100.0%         500.0         575.0
Columbia Energy Center............     Gas          SC         500.0      550.0     100.0%         500.0         550.0
Hammond Energy Center.............     Gas          IN         500.0      550.0     100.0%         500.0         550.0
Mt. Vernon Energy Center..........     Gas          IN         522.7      522.7     100.0%         522.7         522.7
Towantic Energy Center............     Gas          CT         508.0      508.0     100.0%         508.0         508.0
California Peakers (4 projects)...     Gas          CA            --      495.0     100.0%            --         495.0
Zion Energy Center................     Gas          IL            --      330.0     100.0%            --         330.0
Calgary Energy Centre.............     Gas          AB         250.0      300.0     100.0%         250.0         300.0
Pine Bluff Energy Center
  Expansion.......................     Gas          AR         246.6      246.6     100.0%         246.6         246.6
Auburndale Expansion..............     Gas          FL            --      100.0     100.0%            --         100.0
DePere Energy Center Expansion....     Gas          WI          75.0       75.0     100.0%          75.0          75.0
                                                            --------   --------                 --------      --------
          Total Announced
            Development...........                          12,574.8   15,431.0                 12,308.6      15,141.7
                                                            ========   ========                 ========      ========

                      PROJECT DEVELOPMENT AND ACQUISITIONS

     We are actively engaged in the development and acquisition of power generation projects. We have historically focused principally on the development and acquisition of interests in gas-fired and geothermal power projects, although we also consider projects that utilize other power generation technologies. We have significant expertise in a variety of power generation technologies and have substantial capabilities in each aspect of the development and acquisition process, including design, engineering, procurement, construction management, fuel and resource acquisition and management, power marketing, financing and operations.

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

     We are pursuing the development of highly efficient, low-cost power plants to provide competitively priced and environmentally friendly power to electricity markets. We intend to sell all or a portion of the power generated by such plants into the competitive market through a portfolio of short, medium and long-term power sales agreements.

  Projects Under Construction

     Acadia Energy Center. On March 6, 2000, we announced that we entered into a partnership agreement with Cleco Midstream Resources, an affiliate of Pineville, Louisiana-based Cleco Corporation, to participate in the Acadia Energy Center. The partners plan to build, own and operate the 1,239 megawatt natural gas-fired energy center near Eunice, Louisiana. We have a 620 megawatt net interest in this facility. Construction began in mid 2000 and commercial operation for the energy center is expected in May 2002. On October 20, 2000, we jointly announced with Cleco Corporation the signing of a 20-year contract with Aquila Energy, a wholly owned subsidiary of UtiliCorp United, for 580 megawatts of the output of the jointly owned Acadia Energy Center. Under terms of a tolling agreement, starting July 1, 2002, Aquila Energy will supply the natural gas needed to generate 580 megawatts of electricity and will own and market the produced power.

     Oneta Energy Center. On July 20, 2000, we completed the acquisition of the development rights to construct, own and operate the Oneta Energy Center from Panda Energy, International, Inc. Oneta is a 1,138 megawatt natural gas-fired energy center under construction in Coweta, Oklahoma, southeast of Tulsa. We anticipate that the Oneta Energy Center will commence commercial operation in July 2002.

     Freestone Energy Center. On June 15, 2000, we announced that we acquired the rights to develop, build, own and operate the Freestone Energy Center from New Orleans, Louisiana-based Entergy Corp. Freestone is a 1,052 megawatt natural gas-fired energy center located in Freestone County, Texas, near Fairfield, about 80 miles southeast of Dallas. Construction commenced in August 2000 and commercial operation is expected to begin in the summer of 2002.

     Delta Energy Center. In February 1999, we, together with Bechtel Enterprises, announced plans to develop an 874 megawatt gas-fired cogeneration energy center in Pittsburg, California in which we have a 437 megawatt net interest. The Delta Energy Center will provide steam and electricity to the nearby Dow Chemical Company facility and market the excess electricity into the California power market. Construction began in April 2000 and we expect commercial operation to commence in May 2002.

     Baytown Power Plant. In October 1999, we announced plans to build, own and operate an 834 megawatt gas-fired cogeneration power plant at Bayer Corporation's chemical facility in Baytown, Texas. The Baytown Power Plant will supply Bayer with all of its electric and steam requirements for 20 years and market excess electricity into the Texas wholesale power market. Construction commenced in early 2000 and commercial operation is expected to commence in late 2001.

     Decatur Energy Center. On February 2, 2000, we announced plans to build, own and operate a 794 megawatt gas-fired cogeneration energy center at Solutia Inc.'s Decatur, Alabama chemical facility. Under a 20-year agreement, Solutia will lease a portion of the facility to meet its electricity needs and purchase its steam requirements from us. Excess power from the facility will be sold into the Southeastern Wholesale Power Market under a variety of short, medium and long-term contracts. We will also build a new intrastate natural gas pipeline to fuel the energy center. Construction began in September 2000 and commercial operation is expected to commence in mid 2002.

     Morgan Energy Center. On June 27, 2000, we announced plans to build, own and operate a natural gas-fired cogeneration energy center at the BP Amoco chemical facility in Decatur, Alabama. The proposed Morgan Energy Center will generate approximately 790 megawatts of electricity in addition to supplying steam for BP Amoco's facility. Construction began in September 2000 and we expect commercial operation to commence in December 2002.

     Magic Valley Generating Station. In May 1998, we announced that we signed a 20-year power sales agreement to provide electricity to the Magic Valley Electric Cooperative, Inc. of Mercedes, Texas beginning in 2001. The power will be supplied by our Magic Valley Generating Station, a 750 megawatt natural gas-fired generating station under construction in Edinburg, Texas. Magic Valley Electric Cooperative Inc., a 51,000 member non-profit electric cooperative, initially will purchase from 250 to 400 megawatts of capacity, with an option to purchase additional capacity. We are marketing additional capacity to other wholesale customers, initially targeting south Texas. Construction commenced in the spring of 1999 with commercial operation scheduled to begin in the second quarter of 2001.

     Hermiston Power Project. On January 28, 2000, we acquired the development rights for the Hermiston Power Project, a 630 megawatt gas-fired cogeneration power facility located near Hermiston, Oregon. Construction commenced in the summer of 2000 and we anticipate that commercial operation of the facility will commence in mid 2002.

     Channel Energy Center. In October 1999, we announced we had executed a letter of intent that gave us the exclusive right to negotiate with LYONDELL-CITGO Refining LP to build, own and operate a 628 megawatt gas-fired cogeneration energy center at the LYONDELL-CITGO refinery in Houston, Texas. The Channel Energy Center will supply all of the electricity and steam requirements for 20 years to the refinery. Construction began in early 2000 and commercial operation is expected to begin in the summer of 2001.

     Aries Power Plant. On January 14, 2000, we acquired a 296 megawatt net interest in the Aries Power Plant, a 591 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri, from a subsidiary of Aquila Energy Corporation. Construction started in the fall of 1999 and commercial operation is scheduled to begin in late 2001. The majority of the facility's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool and the Southeast Electric Reliability Counsel regional power markets.

     Washington Parish Energy Center. On January 26, 2001, we announced the acquisition of the development rights from Cogentrix, an independent power company based in North Carolina, for the 577 megawatt Washington Parish Energy Center, located near Bogalusa, Louisiana. We are managing construction of the facility, which began in January 2001, and will operate the facility when it enters commercial operation in 2002.

     South Point Power Plant. In May 1998, we announced that we had entered into a long-term lease agreement with the Fort Mojave Indian Tribe to develop a 555 megawatt gas-fired power plant on the tribe's reservation in Mojave County, Arizona. Construction commenced in August 1999 and we anticipate that the South Point Power Plant will begin operation in May 2001. In accordance with a five-year power sales agreement with the Imperial Irrigation District ("IID"), we will deliver 150 megawatts of electricity from the South Point Power Plant to IID's southern California electric customers beginning in May 2002. Thereafter, the electricity generated will be sold to the Arizona, Nevada and California power markets.

     Los Medanos Energy Center. In September 1999, we finalized an agreement with Enron North America for the development rights of a 555 megawatt gas-fired energy center in Pittsburg, California. We expect that the Los Medanos Energy Center will be California's second newly constructed power facility since deregulation of the California power market in 1998. Construction commenced in September 1999 and commercial operation is expected to begin in the summer of 2001. The facility will provide electricity and industrial steam totaling approximately 65 megawatts to USS-POSCO Industries under a long-term agreement. The remaining output will be sold into the California power market.

     Sutter Power Plant. In February 1997, we announced plans to develop a 547 megawatt gas-fired combined cycle power plant in Sutter County, in northern California. The Sutter Power Plant is expected to be California's first newly constructed power plant since deregulation of the California power market in 1998. Construction commenced in the third quarter of 1999 and the Sutter Power Plant is expected to begin commercial operation in the summer of 2001. In accordance with an agreement we entered into with the Sacramento Municipal Utility District ("SMUD") on January 18, 2000, the Sutter Power Plant will provide 150 megawatts of electricity to SMUD's customer base for a five-year period beginning with the plant's startup.

     Lost Pines 1 Power Plant. In September 1999, we entered into definitive agreements with Austin, Texas-based GenTex Power Corporation, the power generation affiliate of the Lower Colorado River Authority, to build a 545 megawatt gas-fired power plant in Bastrop County, Texas. We have a 273 megawatt net interest in this facility. Construction began in October 1999 and commercial operation is expected to begin in mid 2001. Upon commercial operation, GenTex will take half of the electrical output for sale to its customers, and we will market the remaining energy to the Texas power market.

     Ontelaunee Energy Center. In June 1999, we announced that we had acquired the rights to develop a 541 megawatt gas-fired energy center in Ontelaunee Township in eastern Pennsylvania. Construction began in July 2000 and commercial operation is estimated to commence in the spring of 2002. Output from the Ontelaunee Energy Center will be sold into the Pennsylvania/New Jersey/Maryland ("PJM") power pool and pursuant to bilateral contracts.

     Westbrook Energy Center. In February 1999, we acquired from Genesis Power Corporation, a New England based power developer, the development rights to a 525 megawatt gas-fired combined cycle energy center located in Westbrook, Maine. Construction commenced in early 1999 and commercial operation is scheduled for the spring of 2001. It is anticipated that the output generated by the Westbrook Energy Center will be sold into the New England power market and to wholesale and retail customers in the northeastern United States.

     RockGen Energy Center. The 524 megawatt RockGen Energy Center is located in the town of Christiana in Dane County, Wisconsin. Construction began in April 2000 and we expect commercial operation to commence in July 2001. On August 10, 1998, IES Utilities, Wisconsin Power and Light Company and Interstate Power Company (collectively the "Alliant Utilities") entered into a long-term power purchase agreement with the RockGen Energy Center. In January 1999, the RockGen Energy Center also entered into a long-term tolling arrangement with Duke Energy Trading and Marketing, L.L.C.

     Corpus Christi Energy Center. The Corpus Christi Energy Center is a 523 megawatt combined cycle, cogeneration energy center located in Corpus Christi, Texas. Construction began in June 2000 and we expect commercial operation to begin in June 2002. In March 1999, a long-term energy services agreement was executed with CITGO Refining and Chemicals Company, L.P. ("CITGO") under which CITGO will purchase from the Corpus Christi Energy Center all of the steam and electricity that it requires but does not internally generate at its Corpus Christi refinery.

     Carville Energy Center. The Carville Energy Center is a 523 megawatt combined cycle, cogeneration energy center located in St. Gabriel, Louisiana. Construction of the facility began in October 2000 and commercial operation is expected to commence in May 2002. On December 28, 1999, a long-term energy services agreement was executed with Cos-Mar Inc. ("Cos-Mar") under which Cos-Mar will purchase from the Carville Energy Center all of the steam and electric power (if allowed under applicable regulations) that it requires but does not internally generate at its St. Gabriel chemical plant.

     Broad River Energy Center Expansion. This expansion, the second phase of construction of the Broad River Energy Center, involves the installation of two additional combustion turbines capable of producing an additional 360 megawatts of peaking power. Construction is expected to be completed in the spring of 2001.

On November 15, 2000, we announced that our wholly owned subsidiary, SkyGen Energy LLC ("SkyGen"), entered into an agreement to supply CP&L Energy ("CP&L") additional power produced from the Broad River Energy Center Expansion project.

     Santa Rosa Energy Center. The Santa Rosa Energy Center is a 252 megawatt combined cycle, energy center located near Pensacola, Florida. Construction began in September 2000 and commercial operation is expected to commence in September 2002.

     Hog Bayou Energy Center. We have a 165 megawatt net interest in this 247 megawatt gas-fired combined cycle facility located in Mobile, Alabama. Construction of the facility began in July 1999 and commercial operation is expected to commence in June 2001.

     Pine Bluff Energy Center. We have a 142 megawatt interest in this 213 megawatt steam and electric power cogeneration energy center near Pine Bluff, Arkansas. Construction began in September 1999 and we anticipate the facility will commence commercial operation in May 2001. On November 25, 1998, International Paper entered into a long-term energy services agreement under which International Paper will purchase from the Pine Bluff Energy Center all of the steam and electric power (if allowed under applicable regulations) that it requires but does not internally generate at its Pine Bluff mill.

  Announced Development Projects

     Blue Heron Energy Center. On January 11, 2000 we announced plans to build, own and operate a 1,239 megawatt gas-fired cogeneration energy center in Indian River County, Florida outside of Vero Beach. We anticipate that construction will commence in early 2002 and that commercial operation of the facility will commence in mid 2004.

     Lawrence Energy Center. On October 23, 2000, we announced that we entered into a project development agreement to build, own and operate a 1,100 megawatt natural gas-fired energy center to be located on the Ohio River in Hamilton Township in Lawrence County, Ohio. The proposed Lawrence Energy Center will represent a $510 million investment, with a target commercial operation date of December 2004.

     East Altamont Energy Center. On December 12, 2000, we announced that we are considering plans to develop and operate a new energy-efficient electric generating facility, the proposed $550 million East Altamont Energy Center, located in the northeastern corner of Alameda County in northern California. We are preparing technical studies for the proposed 1,065 megawatt facility. Upon completion of licensing through the California Energy Commission ("CEC"), construction would begin in June 2002, with commercial operation beginning in June 2004.

     Haywood Energy Center. On July 19, 2000, we announced we will develop, construct and own a natural gas-fired, combined cycle power generation facility in Haywood County, Tennessee. The 915 megawatt facility is scheduled to begin commercial operation in late 2004.

     Lone Oak Energy Center. On February 22, 2000, we announced plans to build, own and operate the Lone Oak Energy Center, a 915 megawatt gas-fired cogeneration facility in Lowndes County, Mississippi. We anticipate that construction will commence in mid 2001 and that commercial operation of the facility will commence in the spring of 2003.

     Augusta Energy Center. On January 17, 2001, our wholly owned subsidiary, SkyGen, announced plans to build, own and operate an 850 megawatt natural gas-fired cogeneration energy center in Augusta, Georgia. The proposed Augusta Energy Center will supply energy to DSM Chemicals North America, Inc. for use in its production processes. Construction is expected to begin in the third quarter of 2001, with an estimated commercial operation date of May 2003.

     Hillabee Energy Center. On February 24, 2000, we announced plans to build, own and operate the Hillabee Energy Center, a 770 megawatt gas-fired cogeneration facility in Tallapoosa County, Alabama. We anticipate that construction will commence in mid 2001 and that commercial operation of the facility will commence in mid 2003.

     Fremont Energy Center. On May 23, 2000, we announced the acquisition of development rights to build, own and operate a 700 megawatt gas-fired facility to be located near Fremont, Ohio. Construction is scheduled to begin in mid 2001 and we expect commercial operation to commence in mid 2003.

     Wawayanda Energy Center. On March 23, 2000, we announced plans to build, own and operate the Wawayanda Energy Center, a 630 megawatt gas-fired facility to be located near Middletown, New York. We anticipate that construction will begin in early 2002 and commercial operation will begin in early 2004.

     Otay Mesa Generating Project. On December 18, 2000, we announced with PG&E Corporation an agreement under which we will acquire the rights to construct the Otay Mesa Generating Project in San Diego County. In accordance with the terms of the agreement, we will build, own and operate the 618 megawatt generating facility, and PG&E Corporation's National Energy Group will contract for up to 250 megawatts of the project's output. Construction is expected to begin in the fall of 2001 and commercial operation is scheduled for the fall of 2003.

     Teayawa Energy Center. On June 29, 2000, we announced that we secured the rights to develop, build, own and operate the Teayawa Energy Center, a 608 megawatt natural gas-fired power generating facility near the town of Thermal in Riverside County, California through a development agreement with Adair International Oil and Gas, Inc. The Teayawa Energy Center will be sited on the Torres Martinez Desert Cahuilla Indians' land through a long-term lease agreement with the Torres Martinez. Construction is scheduled to begin in early 2002 and commercial operation is expected in early 2004.

     RiverGen Energy Center. Our proposed 600 megawatt RiverGen Energy Center will be located near Beloit, Wisconsin. Construction of the RiverGen Energy Center is expected to begin during the fourth quarter of 2001, with commercial operation starting in late 2003. On February 13, 2001, we announced that our wholly owned subsidiary, SkyGen Energy LLC, entered into a ten-year agreement to supply Wisconsin Power & Light Company 453 megawatts of electric capacity and energy from the proposed RiverGen Energy Center.

     Osprey Energy Center. On January 11, 2000, we announced plans to build, own and operate the Osprey Energy Center, a 590 megawatt gas-fired cogeneration energy center near the city of Auburndale, Florida. On February 12, 2001, the Florida Public Service Commission approved the application for the facility, which will be built adjacent to our existing power facility, the Auburndale Power Plant. We anticipate that construction will commence in the fall of 2001 and commercial operation of the facility will commence in the fall of 2003. In accordance with an agreement we entered into with Tampa, Florida-based Seminole, the Osprey Energy Center will supply electric power to help meet Seminole's member systems' power needs for a period of 17 years beginning in June 2003.

     Metcalf Energy Center. In February 1999, we, together with Bechtel Enterprises, announced plans to develop, own and operate a 579 megawatt gas-fired cogeneration energy center in San Jose, California. We have a 289 megawatt net interest in this facility. The CEC is currently considering whether to override a November 2000 vote by the San Jose City Council denying a request to change the zoning designation of the land at the proposed site. We cannot predict at this time whether the CEC will in fact override this vote. If the CEC does elect to override this vote, we expect the CEC review, licensing and public hearing process would be completed in mid 2001. We would then anticipate that construction would commence, subject to any further delays, and that commercial operation of the facility would commence in late 2003. We plan to sell the electricity generated by the Metcalf Energy Center into the California power market.

     Thompson Creek Energy Center. The Thompson Creek Energy Center is a 575 megawatt combined cycle, cogeneration project located in Louisiana. We expect construction to begin in late 2001 and anticipate that the facility will commence commercial operation in late 2003.

     Columbia Energy Center. The Columbia Energy Center is a 550 megawatt combined cycle cogeneration project located in Columbia, South Carolina. We expect construction will commence in June 2001 and commercial operation will begin in May 2003. On August 15, 2000, a long-term energy services agreement was executed with Eastman Chemical Company ("Eastman") under which Eastman will purchase from the Columbia Energy Center all of the steam and electric power (if allowed under applicable regulations) that it requires but does not internally generate at its Columbia chemical plant.

     Hammond Energy Center. The Hammond Energy Center is a 550 megawatt facility to be located in Indiana. Construction is scheduled to begin in late 2001 and commercial operation is expected in late 2003.

     Mt. Vernon Energy Center. The Mt. Vernon Energy Center is a 523 megawatt facility to be located in Indiana. Construction is scheduled to begin in late 2001 and commercial operation is expected to commence in late 2003.

     Towantic Energy Center. In November 1999, we completed the acquisition of development rights to build, own and operate the Towantic Energy Center. The Towantic Energy Center is a 508 megawatt gas-fired cogeneration plant located in Oxford, Connecticut. This power plant will market its electricity via bilateral contracts into the New England region. In February 2000, a town-wide referendum in the Town of Oxford, Connecticut approved the sale of the town-owned land for the Towantic Energy Center. Construction is estimated to commence in mid 2002 and commercial operation is expected in March 2004.

     California Peakers (4 projects). Eleven GE LM6000 turbines will be installed at four of our operating gas-fired power plants in California to increase peaking capacity by a total of 495 megawatts. Six turbines will be installed at the Gilroy Power Plant, three at the Watsonville Power Plant, one at the Greenleaf 2 Power Plant and one at the King City Power Plant.

     Zion Energy Center. The Zion Energy Center is a 330 megawatt simple cycle facility located in Zion, Illinois. Construction is scheduled to begin in July 2001 with commercial operation expected to commence in April 2002. In December 2000, a contract was executed for the long-term sale of capacity from the Zion Energy Center.

     Calgary Energy Centre. On April 20, 2000, we announced plans to construct the Calgary Energy Centre. Scheduled to begin commercial operation in early 2003, the 300 megawatt combined cycle, natural gas-fired facility was the first independent power project announced in the Calgary area, and represents our first investment in the Canadian power industry.

     Pine Bluff Energy Center Expansion. Construction on this 247 megawatt expansion of the Pine Bluff Energy Center is expected to commence in September 2001 and operation is anticipated to begin in September 2003.

     Auburndale Expansion. On July 6, 2000, we announced the addition of 100 megawatts of peaking capacity to the natural gas-fired, cogeneration facility located in Auburndale, Florida. Construction is scheduled to begin in October 2001 with commercial operation expected to commence in early 2002.

     DePere Energy Center Expansion. This second phase of construction of the DePere Energy Center will convert the DePere, Wisconsin facility from a 180 megawatt simple cycle gas-fired combustion turbine to a 255 megawatt combined cycle cogeneration system. The expansion is expected to be complete by January 2004. All electric capacity and energy will be sold to the Wisconsin Public Service Corporation under a 25-year power purchase agreement. Nicolet Paper Company, an affiliate of International Paper Company, will purchase the cogenerated steam.

                             OIL AND GAS PROPERTIES

     Montis Niger. In January 1997, we purchased Montis Niger, Inc., a gas production and pipeline company operating primarily in the Sacramento Basin in northern California, which we subsequently renamed Calpine Gas Company. As of December 31, 2000, Calpine Gas Company owned proven natural gas reserves, leasehold acreage and operated an 80-mile pipeline delivering gas to our Greenleaf 1 and 2 Power Plants. We currently supply the majority of the fuel requirements for the Greenleaf 1 and 2 Power Plants.

     Calpine Natural Gas Company. In October 1999, we purchased Sheridan Energy, Inc., a natural gas exploration and production company operating in northern California and the Gulf Coast region, which we subsequently renamed Calpine Natural Gas Company ("CNGC"). CNGC's oil and gas properties are primarily natural gas and are located in strategic markets where we are developing low-cost natural gas supplies and proprietary pipeline systems in support of our natural gas-fired power plants.

     Vintage. In December 1999, we completed the acquisition of Vintage Petroleum, Inc.'s ("Vintage") interest in the Rio Vista Gas Unit and related areas, representing primarily natural gas reserves located in the Sacramento Basin in northern California. As a result of this acquisition and the Sheridan Energy, Inc. ("Sheridan") acquisition, we own a 99.5% working interest in the Rio Vista Gas Unit and certain development acreage in northern California.

     Western. On February 4, 2000, we acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System natural gas pipeline, now 100% owned by us.

     Gulf of Mexico. In June 2000, we acquired an interest in the East Cameron, High Island and South Pelto fields in the Gulf of Mexico which includes 10 producing wells and 5 drilling locations enhanced with 3-D seismic, one of which has already been successfully drilled.

     Calpine Canada Natural Gas, Ltd. On July 5, 2000, we purchased Calgary-based Quintana Minerals Canada Corp. ("QMCC"), a natural gas exploration and production company, whose reserves are located in British Columbia, Alberta and Saskatchewan provinces in Canada. We subsequently changed its name to Calpine Canada Natural Gas, Ltd. ("CCNG"). The assets include interests in 1,300 wells.

     Additionally, in November 2000, we acquired TriGas Exploration Inc. ("TriGas"), of Calgary, Alberta, an exploration company focused on developing and producing gas reserves in south-central Alberta. We subsequently merged the company into CCNG. The assets include an interest in 74 producing wells located in the Acme, Lone Pine, Lone Pine South and Irricana fields, 48,000 net acres of undeveloped lands, two compression facilities, a 26.6% working interest in the Crossfield gas processing plant located near the fields, and a majority interest in 63 miles of pipeline that conduct the gas to two nearby gas-fired power generation facilities.

     Colorado and Gulf Coast. In July 2000, we acquired natural gas assets in the Piceance Basin, Colorado and onshore Gulf Coast from a privately-held Houston, Texas-based company. The assets include 126 producing wells, 79,000 acres of undeveloped lands, and 195 potential drilling locations with historical success rates of over 90 percent.

     Encal Energy Ltd. ("Encal"). On February 8, 2001, we announced our plans to acquire all of the common shares of Encal, a Calgary, Alberta-based natural gas and petroleum exploration and development company, through a stock-for-stock exchange in which Encal shareholders will receive Cdn. $12.00 per share in Calpine common equivalent shares based on an exchange ratio to be determined prior to closing. The aggregate value of the transaction, for which we expect to use pooling of interests accounting, is approximately $1.2 billion, including the assumed indebtedness of Encal. Upon completion of the acquisition, we will gain approximately 1.0 trillion cubic feet equivalent of proved and provable natural gas resources, net of royalties. This transaction also provides access to firm gas transportation capacity from western Canada to California and the eastern U.S., and an accomplished management team capable of leading our business expansion in Canada. With the addition of Encal's assets, which currently produce approximately 230 million cubic feet of gas equivalent ("mmcfe") per day, net of royalties, our net production is expected to increase to 390 mmcfe per day in North America, enough to fuel approximately 2,300 megawatts of our power fleet. We expect to close this transaction during the second quarter of 2001.

                             GOVERNMENT REGULATION

     We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our energy generation facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership of a plant. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions under which public utilities sell at retail electricity that they have purchased from independent producers. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

FEDERAL ENERGY REGULATION

  PURPA

     The enactment of the PURPA and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts).

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

     In order to be a QF, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. A geothermal facility may qualify as a QF if it produces less than 80 megawatts of electricity. Finally, a QF (including a geothermal QF or other qualifying small power producer) must not be controlled or more than 50% owned by one or more electric utilities or by most electric utility holding companies, or one or more subsidiaries of such a utility or holding company or any combination thereof.

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

     Under the Energy Policy Act of 1992, if a facility can be qualified as an exempt wholesale generator ("EWG"), meaning that all of its output is sold for resale rather than to end users, it will be exempt from PUHCA even if it does not qualify as a QF. Therefore, another response to the loss or potential loss of QF status would be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. In addition, the facility would be required to cease selling electricity to any retail customers (such as the thermal energy customer) to retain its EWG status and could become subject to state regulation of sales of thermal energy. See "Public Utility Holding Company Regulation."

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from QFs at avoided costs. We do not know whether such legislation will be passed or what form it may take. We believe that if any such legislation is passed, it would apply only to new projects, and we believe it would not affect our existing QFs. There can be no assurance, however, that any legislation passed would not adversely impact our existing projects.

  Public Utility Holding Company Regulation

     Under PUHCA, any corporation, partnership or other legal entity which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" for a public utility company is subject to registration with the Securities and Exchange Commission ("SEC") and regulation under PUHCA, unless eligible for an exemption. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of a registered holding company. Under PURPA, most QFs are not public utility companies under PUHCA.

     The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. We believe that these amendments benefit us by expanding our ability to own and operate facilities that do not qualify for QF status. However, they have also resulted in increased competition by allowing utilities and their affiliates to develop such facilities which are not subject to the constraints of PUHCA.

  Federal Natural Gas Transportation Regulation

     We have an ownership interest in 55 gas-fired cogeneration plants in operation or under construction. The cost of natural gas is ordinarily the largest expense of a gas-fired project and is critical to the project's economics. The risks associated with using natural gas can include the need to arrange transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is transported from Canada; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, whether firm or non-firm transportation is purchased and the operations of the gas pipeline); and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations).

     Pursuant to the Natural Gas Act, FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, interstate pipeline rates and terms and conditions for such services are subject to continuing FERC oversight.

  Federal Power Act Regulation

     Under the FPA, FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. Unless otherwise exempt, any person that owns or operates facilities used for such purposes is considered a "public utility" subject to FERC jurisdiction. FERC regulation under the FPA includes approval of the disposition of utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking directorates, a uniform system of accounts and reporting requirements for public utilities.

     FERC regulations implementing PURPA provide that a QF is exempt from regulation under the foregoing provisions of the FPA. An EWG is not exempt from the FPA and therefore an EWG that makes sales of electric energy at wholesale in interstate commerce is subject to FERC regulation as a "public utility." However, many of the regulations which customarily apply to traditional public utilities have been waived or relaxed for power marketers, EWGs and other non-traditional public utilities that lack market power. EWGs are regularly granted authorization to charge market based rates, blanket authority to issue securities, and waivers of certain FERC requirements pertaining to accounts, reports and interlocking directorates. Such action is intended to implement FERC's policy to foster a more competitive wholesale power market.

     Many of the generating projects in which we own an interest are operated as QFs and are therefore exempt from FERC regulation under the FPA. However, several of our generating projects are or will be EWGs subject to FERC jurisdiction under the FPA. Several of our affiliates have been granted authority to engage in sales at market based rates and to issue securities and have also been granted the customary waivers of FERC regulations available to non-traditional public utilities; however we cannot assure that such authorities or waivers will be granted in the future to other affiliates.

STATE REGULATION

     State public utility commissions ("PUCs") have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since a power sales agreement becomes a part of a utility's cost structure (generally reflected in its retail rates), power sales agreements with independent electricity producers, such as EWGs, are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the power sales agreements. If a PUC has approved the process by which a utility secures its power supply, a PUC is generally inclined to "pass through" the expense associated with a power purchase agreement with an independent power producer to the utility's retail customers. However, a regulatory commission under certain circumstances may disallow the full reimbursement to a utility for the cost to purchase power from a QF or an EWG. In addition, retail sales of electricity or thermal energy by an independent power producer may be subject to PUC regulation depending on state law. Independent power producers which are not QFs under PURPA, or EWGs pursuant to the Energy Policy Act of 1992, are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from requirement of certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. States may assert jurisdiction over the siting and construction of electric generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities.

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

  Comprehensive Environmental Response, Compensation, and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site. As of the present time, we are not subject to liability for any Superfund matters. However, we generate certain wastes, including hazardous wastes, and send certain of our wastes to third party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

                                  RISK FACTORS

     SEE "RISK FACTORS" SECTION STARTING ON PAGE F-23 UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN APPENDIX F TO THIS REPORT.

                                   EMPLOYEES

     As of December 31, 2000, we employed 1,883 people, of whom 33 were represented by collective bargaining agreements. We have never experienced a work stoppage or strike, and we consider relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal executive office located in San Jose, California is held under leases that expire through 2011, and we also lease regional offices in Pleasanton, California; Houston, Texas; Boston, Massachusetts and Northbrook, Illinois. We hold additional leases for our Construction Management office in Folsom, California, our Turbine Maintenance Group office in LaPorte, Texas, our Plant Optimization Group office in Fort Collins, Colorado, our c*Power office in Pleasanton, California, our Project Development office in Tampa, Florida, our Government Affairs office in Washington, D.C. and our Natural Gas Operations offices in Houston, TX, Denver, Colorado and Calgary, Alberta.

     We have leasehold interests in 105 leases comprising 21,217 acres of federal, state and private geothermal resource lands in The Geysers area in northern California. In the Glass Mountain and Medicine Lake areas in northern California, we hold leasehold interests in 18 leases comprising approximately 25,028 acres of federal geothermal resource lands.

     In general, under these leases, we have the exclusive right to drill for, produce and sell geothermal resources from these properties and the right to use the surface for all related purposes. Each lease requires the payment of annual rent until commercial quantities of geothermal resources are established. After such time, the leases require the payment of minimum advance royalties or other payments until production commences, at which time production royalties are payable. Such royalties and other payments are payable to landowners, state and federal agencies and others, and vary widely as to the particular lease. The leases are generally for initial terms varying from 10 to 20 years or for so long as geothermal resources are produced and sold. Certain of the leases contain drilling or other exploratory work requirements. In certain cases, if a requirement is not fulfilled, the lease may be terminated and in other cases additional payments may be required. We believe that our leases are valid and that we have complied with all the requirements and conditions material to the continued effectiveness of the leases. A number of our leases for undeveloped properties may expire in any given year. Before leases expire, we perform geological evaluations in an effort to determine the resource potential of the underlying properties. We cannot assure that we will decide to renew any expiring leases.

     Based on independent petroleum engineering reports of Netherland, Sewell & Associates, Inc., McDaniel & Associates Consultants, Ltd. and Gilbert Laustsen Jung Associates, Ltd., as of December 31, 2000, utilizing year end product prices and costs held constant, our proved oil and natural gas reserve volumes, in thousands of barrels ("MBbls") and billion cubic feet ("Bcf") and associated future net reserves, undiscounted and discounted at 10% ("PV 10") before future income taxes, are as follows:

                                                          AS OF DECEMBER 31, 2000
                                         ---------------------------------------------------------
                                         OIL (MBBLS)   GAS (BCF)    UNDISCOUNTED        PV 10
                                         -----------   ---------   --------------   --------------
                                                                   (IN THOUSANDS)   (IN THOUSANDS)
UNITED STATES
Proved developed.......................     2,568         268        $2,760,126       $1,387,418
Proved undeveloped.....................       971          65           580,099          303,961
                                            -----         ---        ----------       ----------
          Total........................     3,539         333        $3,340,225       $1,691,379
                                            =====         ===        ==========       ==========
CANADA
Proved developed.......................     3,612         102        $1,070,526       $  665,951
Proved undeveloped.....................       311          16           178,096           95,059
                                            -----         ---        ----------       ----------
          Total........................     3,923         118        $1,248,622       $  761,010
                                            =====         ===        ==========       ==========

     Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated future development costs associated with proved non-producing and proved undeveloped reserves for 2000 total approximately $69.2 million.

     The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2000. Productive wells are wells in which we have a working interest and are capable of producing oil or natural gas. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells.

                                     UNDEVELOPED ACRES      DEVELOPED ACRES      PRODUCTIVE WELLS
                                     ------------------    ------------------    -----------------
                                      GROSS       NET       GROSS       NET       GROSS       NET
                                     -------    -------    -------    -------    -------     -----
UNITED STATES
Arkansas...........................       --         --      8,823      3,967        35        15
California.........................   30,143     23,755     77,308     73,261       155       130
Colorado...........................   24,078     18,813     28,721     16,803        39        39
Louisiana..........................   42,558     41,542     28,323     27,860        37        13
Mississippi........................      350        277     10,125      4,584        16         4
Montana............................    9,890      7,458      1,280        640         2         1
Oklahoma...........................    4,765        953     29,878     13,938        88        20
Texas..............................   17,481      7,123     21,587      9,815       134        49
Wyoming............................   47,936     35,584         --         --        --        --
Offshore Louisiana.................    6,250      6,250      8,750      8,750         5         5
Offshore Texas.....................       --         --      5,760      3,142        10         5
                                     -------    -------    -------    -------     -----       ---
          Total....................  183,451    141,755    220,555    162,760       521       281
                                     =======    =======    =======    =======     =====       ===
CANADA.............................  385,725    225,577    492,055    205,768     2,268       311

     We own the Texas City, Clear Lake and Pasadena Power Plants, which lease an aggregate of 48 acres. We own 40 gross acres and 38 net acres in Edinburg, Texas where we are constructing the Magic Valley Power Plant. We own 77 acres in Sutter County, California, on which the Greenleaf 1 Power Plant is located. We own 78 acres in Dane County, Wisconsin, on which the RockGen Energy Center is being constructed. We own 49 acres in Zion, Illinois, on which the Zion Energy Center will be constructed. We own 40 acres in

Iberville Parish, Louisiana, on which the Carville Energy Center is being constructed. See "Description of Facilities" for a description of the other leased or owned properties in which we have an interest. We believe that our properties are adequate for our current operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Retirement Savings Plan. Effective September 1999, Calpine Corporation amended its Retirement Savings Plan to add a Calpine Common Stock Fund as one of the investment options for employee contributions to the Plan. As the result of this amendment, the exemption from registration under the Securities Act of 1933 for both the plan participation interests and the shares of Common Stock previously afforded by Section 3(a)(2) of the Securities Act ceased to be available. In April 2000, Calpine filed with the Securities and Exchange Commission a registration statement on Form S-8 registering both the plan participation interest and shares of Common Stock for future issuance under the Plan. While Calpine believes that many of the sales made prior to such registration would qualify as exempt transactions under Section 4(2) of the Securities Act, it has not undertaken an evaluation of the eligibility of each Plan participant to purchase securities in a private placement, and expects that such an evaluation would show that not all of the Plan participants who purchased unregistered securities would qualify.

     Since the plan amendment, through December 2000, Calpine estimates that (i) as of December 31, 2000, the market value of the plan participation interests sold was $53,550,819 and (ii) Calpine has sold to participants 1,402,221 shares of Common Stock, in each case without the registration of the securities under the Securities Act. Because employee contributions that are directed to the Calpine Common Stock Fund are used by the Plan's trustee to purchase shares of Common Stock in the open market, Calpine does not receive any proceeds from the sale of the shares. Calpine is prepared to rescind any sale of plan participation interests or common stock made prior to the registration of such plan participation interests and common stock if requested by a participant who did not qualify for a private placement.

     SkyGen Acquisition. On October 12, 2000, in connection with the acquisition of SkyGen, the Company privately placed 2,117,742 shares of its Common Stock with the stockholders of SkyGen as part of the purchase price paid by the Company for SkyGen. The private placement was made in reliance on

Regulation D under the Securities Act of 1933 on the basis that each of such stockholders was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933.

     PSM Acquisition. On December 13, 2000, in connection with the acquisition of PSM, the Company privately placed 281,189 shares of its Common Stock with the members of PSM as part of the purchase price paid by the Company for PSM, including such member's membership interests in PSM. The private placement was made in reliance on Regulation D under the Securities Act of 1933 on the basis that each of such members was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933, with the exception of one such member who was otherwise qualified under Regulation D.

     EMI Acquisition. On December 15, 2000, in connection with the acquisition of EMI, the Company privately placed 1,102,601 shares of its Common Stock with the limited partners of EMI as part of the purchase price paid by the Company for EMI, including such limited partners' interests in the Tiverton, Rumford or Dighton subsidiaries of EMI. The private placement was made in reliance on Regulation D under the Securities Act of 1933 on the basis that each of such limited partners was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under "Selected Consolidated Financial Data" included in the Consolidated Financial Statements that are a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Consolidated Financial Statements that are a part of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required hereunder is set forth under "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Market Risks" included in the Consolidated Financial Statements that are a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is set forth under "Report of Independent Public Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements" included in the Consolidated Financial Statements that are a part of this report. Other financial information and schedules are included in the Consolidated Financial Statements that are a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Incorporated by reference to Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1. FINANCIAL STATEMENTS AND OTHER INFORMATION

     The following items appear in Appendix F of this report:

        Selected Consolidated Financial Data
        Management's Discussion and Analysis of Financial Condition and Results
         of Operations
        Report of Independent Public Accountants
        Consolidated Balance Sheets, December 31, 2000 and 1999
        Consolidated Statements of Operations for the Years Ended December 31,
         2000, 1999 and 1998
        Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows for the Years Ended December 31,
         2000, 1999 and 1998
        Notes to Consolidated Financial Statements for the Years Ended December
         31, 2000, 1999 and 1998

(a)-2. FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

(b)   REPORTS ON FORM 8-K

     The registrant filed the following report on Form 8-K during the quarter ended December 31, 2000:

   DATE OF REPORT          DATE FILED          ITEM REPORTED
   --------------          ----------          -------------
  October 26, 2000      October 27, 2000           5, 7

(c)   EXHIBITS

     The following exhibits are filed herewith unless otherwise indicated:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1.1   Amended and Restated Certificate of Incorporation of Calpine
              Corporation, a Delaware corporation.(*)
      3.1.2   Certificate of Correction of Calpine Corporation.(*)
      3.1.3   Certificate of Designation of Series A Participating
              Preferred Stock of Calpine Corporation.(*)
      3.1.4   Amended Certificate of Designation of Series A Participating
              Preferred Stock of Calpine Corporation.(*)
      3.2     Amended and Restated Bylaws of Calpine Corporation, a
              Delaware corporation.(d)
      4.1.1   Indenture dated as of February 17, 1994 between the Company and State Street Bank and Trust Company (successor trustee to Shawmut Bank of Connecticut, National Association), as
              Trustee, including form of Notes.(a)
      4.1.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and State Street Bank and Trust Company
              (successor trustee to Shawmut Bank Connecticut, National
              Association), as Trustee.(*)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.2.1   Indenture dated as of May 16, 1996 between the Company and
              Fleet National Bank, as Trustee, including form of Notes.(c)
      4.2.2   First Supplemental Indenture dated as of August 1, 2000
              between the Company and State Street Bank and Trust Company
              (successor trustee to Fleet National Bank), as Trustee.(*)
      4.3.1   Indenture dated as of July 8, 1997 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(e)
      4.3.2   Supplemental Indenture dated as of September 10, 1997
              between the Company and The Bank of New York, as Trustee.(q)
      4.3.3   Second Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.4.1   Indenture dated as of March 31, 1998 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(g)
      4.4.2   Supplemental Indenture dated as of July 24, 1998 between the
              Company and The Bank of New York, as Trustee.(g)
      4.4.3   Second Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.5.1   Indenture dated as of March 29, 1999 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(h)
      4.5.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.6.1   Indenture dated as of March 29, 1999 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(h)
      4.6.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.7.1   Indenture dated as of August 10, 2000 between the Company
              and Wilmington Trust Company, as Trustee.(m)
      4.7.2   First Supplemental Indenture dated as of September 28, 2000 between the Company and Wilmington Trust Company, as
              Trustee.(*)
      4.8     Rights Agreement, dated as of June 5, 1997, between Calpine
              Corporation and First Chicago Trust Company of New York, as
              Rights Agent.(l)
      4.9     HIGH TIDES I.
      4.9.1   Certificate of Trust of Calpine Capital Trust, a Delaware
              statutory trust, filed October 4, 1999.(i)
      4.9.2   Corrected Certificate of Certificate of Trust of Calpine
              Capital Trust, a Delaware statutory trust, dated September
              29, 1999.(i)
      4.9.3   Declaration of Trust of Calpine Capital Trust, dated as of
              October 4, 1999, among Calpine Corporation, as Depositor,
              The Bank of New York (Delaware), as Delaware Trustee, The
              Bank of New York, as Property Trustee, and the
              Administrative Trustees named therein.(i)
      4.9.4   Indenture, dated as of November 2, 1999, between Calpine
              Corporation and The Bank of New York, as Trustee, including form of Debenture.(i)
      4.9.5   Remarketing Agreement, dated November 2, 1999, among Calpine
              Corporation, Calpine Capital Trust, The Bank of New York, as
              Tender Agent, and Credit Suisse First Boston Corporation, as
              Remarketing Agent.(i)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.9.6   Amended and Restated Declaration of Trust of Calpine Capital
              Trust, dated as of November 2, 1999, among Calpine
              Corporation, as Depositor and Debenture Issuer, The Bank of
              New York (Delaware), as Delaware Trustee, and The Bank of
              New York, as Property Trustee, and the Administrative
              Trustees named therein, including form of Preferred Security and form of Common Security.(i)
      4.9.7   Preferred Securities Guarantee Agreement, dated as of
              November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(i)
      4.10    HIGH TIDES II.
     4.10.1   Certificate of Trust of Calpine Capital Trust II, a Delaware
              statutory trust, filed January 25, 2000.(n)
     4.10.2   Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as
              Delaware Trustee, The Bank of New York, as Property Trustee,
              and the Administrative Trustees named therein.(n)
     4.10.3   Indenture, dated as of January 31, 2000, between Calpine
              Corporation and The Bank of New York, as Trustee, including form of Debenture.(n)
     4.10.4   Remarketing Agreement, dated as of January 31, 2000, among
              Calpine Corporation, Calpine Capital Trust II, The Bank of
              New York, as Tender Agent, and Credit Suisse First Boston
              Corporation, as Remarketing Agent.(n)
     4.10.5   Registration Rights Agreement, dated January 31, 2000, among
              Calpine Corporation, Calpine Capital Trust II, Credit Suisse
              First Boston Corporation and ING Barings LLC.(n)
     4.10.6   Amended and Restated Declaration of Trust of Calpine Capital
              Trust II, dated as of January 31, 2000, among Calpine
              Corporation, as Depositor and Debenture Issuer, The Bank of
              New York (Delaware), as Delaware Trustee, The Bank of New
              York, as Property Trustee, and the Administrative Trustees
              named therein, including form of Preferred Security and form of Common Security.(n)
     4.10.7   Preferred Securities Guarantee Agreement, dated as of
              January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(n)
      4.11    HIGH TIDES III.
     4.11.1   Amended and Restated Certificate of Trust of Calpine Capital
              Trust III, a Delaware statutory trust, filed July 19,
              2000.(o)
     4.11.2   Declaration of Trust of Calpine Capital Trust III dated June
              28, 2000, among the Company, as Depositor and Debenture
              Issuer, The Bank of New York (Delaware), as Delaware
              Trustee, The Bank of New York, as Property Trustee and the
              Administrative Trustees named therein.(o)
     4.11.3   Amendment No. 1 to the Declaration of Trust of Calpine
              Capital Trust III dated July 19, 2000, among the Company, as
              Depositor and Debenture Issuer, Wilmington Trust Company, as
              Delaware Trustee, Wilmington Trust Company, as Property
              Trustee, and the Administrative Trustees named therein.(o)
     4.11.4   Indenture dated as of August 9, 2000, between the Company
              and Wilmington Trust Company, as Trustee.(o)
     4.11.5   Remarketing Agreement dated as of August 9, 2000, among the
              Company, Calpine Capital Trust III, Wilmington Trust
              Company, as Tender Agent, and Credit Suisse First Boston
              Corporation, as Remarketing Agent.(o)
     4.11.6   Registration Rights Agreement dated as August 9, 2000,
              between the Company, Calpine Capital Trust III, Credit
              Suisse First Boston Corporation, ING Barings LLC and CIBC
              World Markets Corp.(o)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     4.11.7   Amended and Restated Declaration of Trust of Calpine Capital
              Trust III dated as of August 9, 2000, the Company, as
              Depositor and Debenture Issuer, Wilmington Trust Company, as
              Delaware Trustee, Wilmington Trust Company, as Property
              Trustee, and the Administrative Trustees named therein,
              including the form of Preferred Security and form of Common
              Security.(o)
     4.11.8   Preferred Securities Guarantee Agreement dated as of August
              9, 2000, between the Company, as Guarantor, and Wilmington
              Trust Company, as Guarantee Trustee.(o)
      4.12    PASS THROUGH CERTIFICATES.
     4.12.1   Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford
              Power Associates Limited Partnership and State Street Bank
              and Trust Company of Connecticut, National Association, as
              Pass Through Trustee, including the form of Certificate.(*)
     4.12.2   Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership,
              Rumford Power Associates Limited Partnership, PMCC Calpine
              New England Investment LLC, PMCC Calpine NEIM LLC, State
              Street Bank and Trust Company of Connecticut, National
              Association, as Indenture Trustee, and State Street Bank and
              Trust Company of Connecticut, National Association, as Pass
              Through Trustee.(*)
     4.12.3   Appendix A -- Definitions and Rules of Interpretation.(*)
     4.12.4   Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England
              Investment LLC and State Street Bank and Trust Company of
              Connecticut, National Association, as Indenture Trustee,
              including the forms of Lessor Notes.(*)
     4.12.5   Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC
              Calpine New England Investment LLC, PMCC Calpine NEIM LLC,
              State Street Bank and Trust Company of Connecticut, as
              Indenture Trustee, and State Street Bank and Trust Company
              of Connecticut, as Pass Through Trustee.(*)
     4.12.6   Calpine Guaranty and Payment Agreement (Rumford) dated as of
              December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine
              New England Investment LLC, PMCC Calpine NEIM LLC, State
              Street Bank and Trust Company of Connecticut, as Indenture
              Trustee, and State Street Bank and Trust Company of
              Connecticut, as Pass Through Trustee.(*)
     10.1     Purchase Agreements.
     10.1.1   Purchase and Sale Agreement dated March 27, 1997 for the
              purchase and sale of shares of Enron/Dominion Cogen Corp.
              Common Stock among Enron Power Corporation and Calpine
              Corporation.(f)
     10.1.2   Stock Purchase and Redemption Agreement dated March 31,
              1998, among Dominion Cogen, Inc., Dominion Energy, Inc. and
              Calpine Finance.(f)
     10.2     Financing Agreements.
     10.2.1   Calpine Construction Finance Company Financing Agreement
              ("CCFC I"), dated as of October 20, 1999.(j)
     10.2.2   Calpine Construction Finance Company Financing Agreement
              ("CCFC II"), dated as of October 16, 2000.(p)(*)
     10.2.3   Second Amended and Restated Credit Agreement dated as of May
              23, 2000, among the Company, Bayerische Landesbank, as
              Co-Arranger and Syndication Agent, The Bank of Nova Scotia,
              as Lead Arranger and Administrative Agent, and the Lenders
              named therein.(m)
     10.3     Other Agreements.
     10.3.1   Calpine Corporation Stock Option Program and forms of
              agreements there under.(a)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.3.2   Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(b)
     10.3.3   Calpine Corporation Employee Stock Purchase Plan and forms of agreements there under.(b)
     10.3.4   Amended and Restated Employment Agreement between Calpine
              Corporation and Mr. Peter Cartwright.(b)
     10.3.5   Executive Vice President Employment Agreement between
              Calpine Corporation and Ms. Ann B. Curtis.(k)
     10.3.6   Senior Vice President Employment Agreement between Calpine
              Corporation and Mr. Ron A. Walter.(k)
     10.3.7   Senior Vice President Employment Agreement between Calpine
              Corporation and Mr. Robert D. Kelly.(k)
     10.3.8   Executive Vice President Employment Agreement between
              Calpine Corporation and Mr. Thomas R. Mason.(k)
     10.4     Form of Indemnification Agreement for directors and
              officers.(b)
     12.1     Statement on Computation of Ratio of Earnings to Fixed
              Charges.(*)
     21       Subsidiaries of the Company.(*)
     23.1     Consent of Arthur Andersen LLP, Independent Public
              Accountants.(*)
     23.2     Consent of Netherland, Sewell & Associates, Inc.,
              independent engineer.(*)
     23.3     Consent of McDaniel & Associates Consultants, Ltd.,
              independent engineer.(*)
     23.4     Consent of Gilbert Laustsen Jung Associates, Ltd.,
              independent engineer.(*)
     24       Power of Attorney of Officers and Directors of Calpine
              Corporation (set forth on the signature pages of this
              report).(*)

---------------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1/A (Registration Statement No. 333-07497).

(c) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-06259).

(d) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 14, 1996.

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

(f) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(g) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-61047).

(h) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-72583).

(i) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-87427).

(j) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1999 and filed on February 29, 2000. Approximately 200 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(k) Incorporated by reference to Registrant's Form 10-Q/A dated September 30, 1999 and filed on November 17, 1999.

(l) Incorporated by reference to Registrant's Registration Statement on Form 8-A, amended by Calpine's Registration Statement on Form 8-A/A (Registration Statement No. 001-12079).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 25, 2000 and filed on August 9, 2000.

(n) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-33736).

(o) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-47068).

(p) Approximately 71 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(q) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-41261).

(*) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALPINE CORPORATION

Date: March 14, 2001                      By:       /s/ ANN B. CURTIS
                                            ------------------------------------
                                                       Ann B. Curtis
                                                Executive Vice President and
                                                           Director
                                               (Principal Financial Officer)

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ PETER CARTWRIGHT                     Chairman, President, Chief      March 14, 2001
---------------------------------------------------       Executive and Director
                 Peter Cartwright                      (Principal Executive Officer)

                 /s/ ANN B. CURTIS                     Executive Vice President and     March 14, 2001
---------------------------------------------------              Director
                   Ann B. Curtis                       (Principal Financial Officer)

             /s/ CHARLES B. CLARK, JR.                 Vice President and Corporate     March 14, 2001
---------------------------------------------------             Controller
               Charles B. Clark, Jr.                  (Principal Accounting Officer)

               /s/ JEFFREY E. GARTEN                             Director               March 14, 2001
---------------------------------------------------
                 Jeffrey E. Garten

                /s/ SUSAN C. SCHWAB                              Director               March 14, 2001
---------------------------------------------------
                  Susan C. Schwab

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ GEORGE J. STATHAKIS                            Director               March 14, 2001
---------------------------------------------------
                George J. Stathakis

                /s/ JOHN O. WILSON                               Director               March 14, 2001
---------------------------------------------------
                  John O. Wilson

               /s/ V. ORVILLE WRIGHT                             Director               March 14, 2001
---------------------------------------------------
                 V. Orville Wright

                                                                 Director
---------------------------------------------------
                  Michael Polsky

                      CALPINE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION
                               DECEMBER 31, 2000

Selected Consolidated Financial Data........................   F-2
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-4
Report of Independent Public Accountants....................  F-33
Consolidated Balance Sheets December 31, 2000 and 1999......  F-34
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-35
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............  F-36
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-37
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, 1999 and 1998....................  F-38

                      CALPINE CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AND RATIO DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1996         1997         1998         1999         2000
                                                             ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
REVENUE:
  Electricity and steam sales..............................  $  199,464   $  237,277   $  507,897   $  760,325   $1,702,320
  Service contract revenue.................................       6,455       10,177       20,249       43,773      480,234
  Income from unconsolidated investments in power
    projects...............................................       6,537       15,819       25,240       36,593       24,639
  Interest income on loans to power projects...............       2,098       13,048        2,562        1,226        4,827
  Other revenue............................................          --           --           --        5,818       70,773
                                                             ----------   ----------   ----------   ----------   ----------
        Total revenue......................................     214,554      276,321      555,948      847,735    2,282,793
  Cost of revenue(1).......................................     132,762      156,343      378,926      561,850    1,558,676
                                                             ----------   ----------   ----------   ----------   ----------
    Gross profit...........................................      81,792      119,978      177,022      285,885      724,117
  Project development expenses.............................       3,867        7,537        7,165       10,712       27,556
  General and administrative expenses(1)...................      11,134       15,254       23,181       48,671       94,113
                                                             ----------   ----------   ----------   ----------   ----------
    Income from operations.................................      66,791       97,187      146,676      226,502      602,448
  Interest expense.........................................      45,294       61,466       86,726       91,162       56,700
  Distributions on trust preferred securities..............          --           --           --        2,565       44,210
  Other income.............................................      (6,259)     (17,438)     (13,423)     (25,441)     (42,100)
                                                             ----------   ----------   ----------   ----------   ----------
    Income before provision for income taxes...............      27,756       53,159       73,373      158,216      543,638
  Provision for income taxes...............................       9,064       18,460       27,054       61,973      218,951
                                                             ----------   ----------   ----------   ----------   ----------
    Income before extraordinary charge.....................      18,692       34,699       46,319       96,243      324,687
  Extraordinary charge, net of tax benefit of $ --, $ --,
    $441, $793 and $796....................................          --           --          641        1,150        1,235
                                                             ----------   ----------   ----------   ----------   ----------
    Net income.............................................  $   18,692   $   34,699   $   45,678   $   95,093   $  323,452
                                                             ==========   ==========   ==========   ==========   ==========
  Basic earnings per common share:
    Weighted average shares of common stock outstanding....     103,221      159,569      160,969      209,314      264,799
    Income before extraordinary charge.....................  $     0.18   $     0.22   $     0.29   $     0.46   $     1.23
    Extraordinary charge...................................  $       --   $       --   $    (0.01)  $    (0.01)  $    (0.01)
    Net income.............................................  $     0.18   $     0.22   $     0.28   $     0.45   $     1.22
  Diluted earnings per common share:
    Weighted average shares of common stock outstanding
      before dilutive effect of certain trust preferred
      securities...........................................     119,030      168,128      169,311      222,644      280,776
    Income before extraordinary charge and dilutive effect
      of certain trust preferred securities................  $     0.16   $     0.21   $     0.27   $     0.43   $     1.16
    Dilutive effect of certain trust preferred
      securities(2)........................................  $       --   $       --   $       --   $       --   $    (0.05)
    Income before extraordinary charge.....................  $     0.16   $     0.21   $     0.27   $     0.43   $     1.11
    Extraordinary charge...................................  $       --   $       --   $       --   $       --   $    (0.01)
    Net income.............................................  $     0.16   $     0.21   $     0.27   $     0.43   $     1.10
OTHER FINANCIAL DATA AND RATIOS:
  EBITDA(3)................................................  $  110,703   $  172,026   $  241,633   $  351,528   $  825,925
  EBITDA to Consolidated Interest Expense(4)...............       2.29x        2.60x        2.61x        3.35x        6.66x
  Total debt to EBITDA.....................................       5.43x        4.98x        4.43x        5.84x        5.44x
  Ratio of earnings to fixed charges(5)....................       1.46x        1.72x        1.69x        1.77x        2.04x
BALANCE SHEET DATA:
  Cash and cash equivalents................................  $   95,970   $   48,513   $   96,532   $  349,371   $  588,698
  Property, plant and equipment, net.......................     648,208      736,339    1,094,303    2,908,056    7,459,055
  Investment in power projects.............................      13,936      222,542      221,509      243,225      205,621
        Total assets.......................................   1,031,397    1,380,915    1,728,946    3,991,606    9,737,257
  Short-term debt..........................................      37,492      112,966        5,450       47,470       61,558
  Long-term debt...........................................     563,640      742,893    1,065,940    2,006,190    4,430,357
        Total debt.........................................     601,132      855,859    1,071,390    2,053,660    4,491,915
  Company-obligated mandatorily redeemable convertible
    preferred securities of subsidiary trusts..............          --           --           --      270,713    1,122,490
  Minority interests.......................................          --           --           --       61,705       37,576
  Stockholders' equity.....................................     203,127      239,956      286,966      964,632    2,236,774

   (The information contained in the Selected Consolidated Financial Data is derived from the audited
  Consolidated Financial Statements of Calpine Corporation and Subsidiaries.)

---------------
(1) Certain expenses for the years 1996 through 1999 have been reclassed from general and administrative expenses to plant operating expenses to conform with the 2000 presentation.

(2) Includes the effect of the assumed conversion of certain trust preferred securities. For the year 2000, the assumed conversion calculation adds 31,746 shares of common stock and $20,841 to the net income results, representing the after tax distribution expense on certain trust preferred securities avoided upon conversion.

(3) EBITDA is defined as net income less income from unconsolidated investments, plus cash received from unconsolidated investments, plus provision for tax, plus interest expense, plus one-third of operating lease expenses, plus depreciation and amortization, plus distributions on trust preferred securities. EBITDA is presented not as a measure of operating results, but rather as a measure of our ability to service debt. EBITDA should not be construed as an alternative to either (i) income from operations (determined in accordance with generally accepted accounting principles) or (ii) cash flows from operating activities (determined in accordance with generally accepted accounting principles). Prior to 2000, EBITDA had been calculated according to an indenture definition. EBITDA for 1996 - 1999 has been restated to conform to the definition set forth above.

(4) Consolidated Interest Expense is defined as total interest expense plus one-third of all operating lease obligations and distributions on trust preferred securities.

(5) For purposes of computing our consolidated ratio of earnings to fixed charges, earnings consist of pretax income before adjustment for minority interests in our consolidated subsidiaries or income or loss from equity investees, plus fixed charges, amortization of capitalized interest, and distributed income of equity investees, reduced by interest capitalized, distributions on our company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts ("HIGH TIDES") and the minority interest in pretax income of subsidiaries that have not incurred fixed charges. Fixed charges consist of interest expensed and capitalized (including amortized premiums, discounts and capitalized expenses related to indebtedness), an estimate of the interest within rental expense and the distributions on our HIGH TIDES.

                      CALPINE CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical financial information contained herein, the matters discussed in this annual report may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the intent, belief or current expectations of Calpine Corporation ("the Company") and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could materially affect actual results such as, but not limited to, (i)changes in government regulations, including pending changes in California, and anticipated deregulation of the electric energy industry, (ii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain financing and the necessary permits to operate or the failure of third-party contractors to perform their contractual obligations, (iii) cost estimates are preliminary and actual costs may be higher than estimated, (iv) the assurance that the Company will develop additional plants, (v) a competitor's development of a lower-cost generating gas-fired power plant, (vi) the risks associated with marketing and selling power from power plants in the newly competitive energy market, (vii) the risks associated with marketing and selling combustion turbine parts and components in the competitive combustion turbine parts market, (viii) the risks associated with engineering, designing and manufacturing combustion turbine parts and components, (ix) delivery and performance risks associated with combustion turbine parts and components attributable to production, quality control, suppliers and transportation, or (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and cost to develop recoverable reserves, and operational factors relating to the extraction of natural gas. Prospective investors are also cautioned that the California energy market remains uncertain. The Company's management is working closely with a number of parties to resolve the current uncertainty. This is an ongoing process and, therefore, the outcome cannot be predicted. It is possible that any such outcome will include changes in government regulations, business and contractual relationships or other factors that could materially affect the Company. However, management believes that a final resolution will not have a material adverse impact on the Company. Prospective investors are also referred to the other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

     Calpine is engaged in the development, acquisition, ownership, and operation of power generation facilities and the sale of electricity and steam principally in the United States. At March 8, 2001, we had interests in 50 operating power plants predominantly in the United States, representing 5,849 megawatts of net capacity.

     On January 11, 2000, we announced our plans to expand our presence into the Florida wholesale power market. Our plans are to invest approximately $850 million in power generation facilities and manage these development activities in the Southeast from a new office in Tampa, Florida. We will develop two natural gas-fired energy centers, the 590 megawatt Osprey Energy Center, to be located in the City of Auburndale adjacent to an existing Calpine power facility, and the 1,239 megawatt Blue Heron Energy Center, to be located outside of Vero Beach. Construction for the proposed facilities is planned for 2001 and 2002, respectively, with the Osprey Energy Center to commence commercial operation in the fall of 2003, followed by the Blue Heron Energy Center in mid 2004.

     On January 14, 2000, we acquired a 296 megawatt net interest in the Aries Power Plant, a 591 megawatt natural gas-fired plant currently under construction near Pleasant Hill, Missouri, from a subsidiary of Aquila Energy Corporation. Construction started in the fall of 1999 and commercial operation is scheduled to begin in late 2001. The majority of the plant's output will be sold to Missouri Public Service through May 2005. Thereafter, power will be sold into the Southwest Power Pool.

     On January 18, 2000, we entered into an agreement to provide the Sacramento Municipal Utility District ("SMUD") with a five-year supply of electricity from our 547 megawatt Sutter Power Plant. The plant is currently under construction near Yuba City, California. We will provide 150 megawatts of electricity to SMUD's customer base beginning with the plant's startup in mid 2001.

     On January 26, 2000, we completed a private offering under Rule 144A of the Securities Act of 1933 of 6,000,000 5 1/2% Remarkable Term Income Deferrable Equity Securities ("trust preferred securities" or "HIGH TIDES") issued by a subsidiary trust at $50.00 each, raising $300.0 million of aggregate gross proceeds. On February 10, 2000, we privately placed an additional 1,200,000
5 1/2% HIGH TIDES pursuant to the exercise of the purchasers' option generating additional gross proceeds of $60.0 million.

     On January 28, 2000, we acquired the development rights for the Hermiston Power Project, a 630 megawatt gas-fired cogeneration power facility located near Hermiston, Oregon, from Ida-West Energy Company and TransCanada Pipelines. Construction of the facility commenced in the summer of 2000 and we expect that commercial operation will commence in mid 2002.

     On February 2, 2000, we announced plans to build, own and operate the Decatur Energy Center, a 794 megawatt gas-fired cogeneration energy center at Solutia Inc.'s Decatur, Alabama chemical facility. Under a 20-year contract, Solutia will lease a portion of the facility to meet its electricity needs and purchase its steam requirements from us. Excess power from the facility will be sold into the Southeastern Wholesale Power Market under a variety of short, medium, and long-term contracts. We will also build a new intrastate natural gas pipeline to fuel the energy center. Construction began in September 2000 and commercial operation is expected to commence in mid 2002.

     On February 4, 2000, we acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System natural gas pipeline, now 100% owned by us.

     On February 8, 2000, we announced that the Towantic Energy Center received approval through a town-wide referendum to purchase the town-owned land on which the facility will be built. The referendum also approved a Tax Stabilization Agreement that will even out the property taxes paid to the town of Oxford, Connecticut over a 22-year period.

     On February 9, 2000, we announced that the California Energy Commission approved plans to construct the Delta Energy Center in Pittsburg, California. The Delta Energy Center, an 874 megawatt gas-fired energy center located at the Dow Chemical facility, is the first facility that will be developed, owned and operated under a joint venture with Bechtel Enterprises, and will provide power to Pittsburg, California and to the greater San Francisco Bay Area. We have a 437 megawatt net interest in this facility.

     On February 22, 2000, we announced plans to build, own and operate the Lone Oak Energy Center, a 915 megawatt gas-fired cogeneration facility located in Lowndes County, Mississippi. We anticipate that construction will commence in mid 2001 and that commercial operation of the facility will commence in the spring of 2003.

     On February 24, 2000, we announced plans to build, own and operate the Hillabee Energy Center, a 770 megawatt gas-fired cogeneration facility located in Tallapoosa County, Alabama. We anticipate that construction will commence in mid 2001 and that commercial operation of the facility will commence in mid 2003.

     On March 6, 2000, we announced that we entered into a partnership agreement with Cleco Midstream Resources, an affiliate of Pineville, Louisiana-based Cleco Corporation, to participate in the Acadia Energy Center. The partners plan to build, own and operate the 1,239 megawatt natural gas-fired energy center near Eunice, Louisiana. We have a 620 megawatt net interest in this facility. Construction commenced in mid 2000 and commercial operation for the energy center is expected in May 2002.

     On March 23, 2000, we announced plans to build, own and operate the Wawayanda Energy Center, a 630 megawatt natural gas-fired facility to be located near Middletown, New York. We anticipate that construction will begin in early 2002 and commercial operation will begin in early 2004.

     On March 30, 2000, we purchased a 78.5%, or 394 megawatt, interest in the 502 megawatt Hidalgo Energy Center, located in Edinburg, Texas, from Duke Energy North America for $235 million. The purchase included a cash payment of $134 million and the assumption of a $101 million capital lease obligation. The facility began commercial operation on June 14, 2000. The Hidalgo Energy Center sells power under our system approach into the Electric Reliability Council of Texas' wholesale market and potentially may sell into northern Mexico in the future.

     On March 30, 2000, we announced a 50 megawatt expansion of the natural gas-fired, cogeneration power plant located in Morris, Illinois. We also announced the signing of a power sales agreement to deliver approximately 100 megawatts of capacity from the Morris Power Plant to Commonwealth Edison Company through the end of 2000. The majority of the electricity and all of the steam produced by the plant are sold to Equistar Chemicals, L.P. under a long-term agreement that expires in 2023.

     On April 20, 2000, we announced plans to construct the Calgary Energy Centre. Scheduled to begin commercial operation in early 2003, the 300 megawatt combined cycle, natural gas-fired facility was the first independent power project announced in the Calgary area, and represents our first investment in the Canadian power industry.

     On May 16, 2000, we announced the establishment of a new business unit, Calpine c*Power, to serve the rapidly growing worldwide demand for highly reliable critical power. Highly reliable power adds to our growing line of high-value energy products, which includes green power, ancillary services and peaking power.

     On May 22, 2000, we announced plans to purchase 36 F-class turbines from Orlando, Florida-based Siemens Westinghouse Power Corporation. The agreement includes long-term service programs and performance enhancements on existing equipment. In 2003 and 2004, Siemens Westinghouse will be obligated to deliver a total of 36 turbines to us. When operated in a combined cycle configuration, the 36 new turbines equate to approximately 9,800 additional megawatts of electricity generation potential.

     On May 23, 2000, we announced the acquisition of development rights to build, own and operate the 700 megawatt natural gas-fired Fremont Energy Center near Fremont, Ohio. Construction is scheduled to begin in mid 2001 and we expect commercial operation to commence in mid 2003.

     On May 23, 2000, we entered into an amended and restated $400 million, three-year revolving line of credit led by The Bank of Nova Scotia, replacing an expiring $100 million credit facility. The amended and restated facility will be used for working capital and other general corporate purposes.

     On May 31, 2000, we completed the acquisition of the remaining 50% interest in the 105 megawatt Kennedy International Airport Power Plant ("KIAC") in Queens, New York, and the 40 megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island from Statoil Energy, Inc. We paid approximately $71 million in cash and assumed a capital lease obligation relating to the Stony Brook Power Plant. We initially acquired a 50% interest in both facilities in December 1997.

     On June 8, 2000, we effected a two-for-one split of our common stock for stockholders of record as of May 29, 2000.

     On June 15, 2000, we announced that we acquired the Freestone Energy Center from New Orleans, Louisiana-based Entergy Corp. Freestone is a 1,052 megawatt natural gas-fired energy center located in Freestone County, Texas, near Fairfield, about 80 miles southeast of Dallas. The technologically advanced energy center is currently under construction, with a two-phased commercial start-up beginning in June 2002. We paid approximately $61.0 million in cash and assumed certain liabilities. This represented payment for the land and development rights for the Freestone Energy Center, previous progress payments made for four General Electric gas turbines, two steam turbines and related equipment, and development expenditures incurred to date.

     On June 27, 2000, we announced plans to build, own and operate a natural gas-fired cogeneration energy center at the BP Amoco chemical facility in Decatur, Alabama. The proposed Morgan Energy Center will generate approximately 790 megawatts of electricity in addition to supplying steam for BP Amoco's facility. Construction began in September 2000 and we expect commercial operation to commence in December 2002.

     On June 29, 2000, we announced that we secured the rights to develop, build, own and operate the Teayawa Energy Center, a 608 megawatt natural gas-fired power generating facility near the town of Thermal in Riverside County, California through a development agreement with Adair International Oil and Gas, Inc. The Teayawa Energy Center will be sited on the Torres Martinez Desert Cahuilla Indians' land through a long-term lease agreement with the Torres Martinez. Commercial operation is expected in early 2004.

     On June 30, 2000, we completed the acquisition from Edison Mission Energy of the remaining 50% ownership interest in a 153 megawatt natural gas-fired, combined cycle cogeneration facility located in Auburndale, Fla. We paid approximately $22.0 million in cash and assumed certain liabilities, including project level debt. Related to the project level debt was the assumption of an interest rate swap agreement with a notional amount of $121.5 million at December 31, 2000, which effectively converts the project level debt's floating rate to a fixed rate of 6.52% per annum. We acquired an initial 50% ownership interest in the Auburndale Power Plant in October 1997.

     On July 5, 2000, we completed three acquisitions of natural gas reserves for $206.5 million, including the acquisition of Calgary-based Quintana Minerals Canada Corp. ("QMCC"), three fields in the Gulf of Mexico and natural gas assets in the Piceance Basin, Colorado and onshore Gulf Coast. These acquisitions increased our proven reserves to 430 bcfe, which at full production, can fuel 800 to 900 megawatts of combined cycle gas-fired power generation.

     On July 6, 2000, we announced the addition of 100 megawatts of peaking capacity to the natural gas-fired, cogeneration facility located in Auburndale, Florida.

     On July 18, 2000, we announced plans to purchase from GE Power Systems 21 model 7FB turbines which will produce an additional 5,250 megawatts of electricity when operated in combined cycle mode. We will take delivery of 12 turbines in 2003, with the remainder of the contract to be filled in 2004.

     On July 19, 2000, we announced we will develop, construct and own a natural gas-fired, combined cycle power generation facility in Haywood County, Tennessee. The proposed Haywood Energy Center represents our fourth project that will interconnect with the Tennessee Valley Authority. The 915 megawatt facility is scheduled to begin commercial operation in late 2004.

     On July 20, 2000, we completed the acquisition of the Oneta Energy Center from Panda Energy, International, Inc. Oneta is a 1,138 megawatt natural gas-fired energy center under construction in Coweta, Oklahoma, southeast of Tulsa. Under our agreement with Panda, we may be obligated to make certain contingent payments during the operation of the Oneta facility. We also acquired from Panda 24 General Electric 7 FA gas turbines and 12 steam turbines, of which 16 gas turbines and 8 steam turbines were subsequently repurchased by another party in partnership with Panda.

     On July 21, 2000, we signed a memorandum of understanding to purchase 85 heat recovery steam generators ("HRSG's") from St. Louis, Missouri-based Nooter/Eriksen. We will begin taking delivery of the HRSG's in 2001, with the bulk of the contract to be filled through 2004.

     On July 24, 2000, we announced plans to enter into a $2.5 billion revolving construction credit facility, through our wholly owned subsidiary Calpine Construction Finance Company II, LLC ("CCFC II"), with a consortium of banks, including The Bank of Nova Scotia and Credit Suisse First Boston as lead arrangers. We signed this agreement during the fourth quarter of 2000.

     On August 1 and 2, 2000, we announced the completion of consent solicitations to effect certain amendments to six Indentures governing certain outstanding Calpine public debt securities which are due in the years
2004 - 2009. Supplemental Indentures effecting such amendments were executed by Calpine and the respective Trustees.

     On August 9, 2000, we completed a public offering of 23,000,000 shares of our common stock at $34.75 per share. The gross proceeds were $799.3 million.

     On August 9, 2000, we, through our wholly-owned subsidiary, Calpine Capital Trust III, completed a private offering, under Rule 144A of the Securities Act of 1933, of 10,350,000 5% HIGH TIDES at a price of $50.00 per share. The gross proceeds from the offering were $517.5 million.

     On August 10, 2000, we completed a public offering of $250.0 million of our 8 1/4% Senior Notes due 2005 and $750.0 million of our 8 5/8% Senior Notes due 2010. The 8 1/4% Senior Notes mature on August 15, 2005 and interest is payable semi-annually. The 8 5/8% Senior Notes mature on August 15, 2010 and interest is payable semi-annually.

     On August 16, 2000, we acquired the remaining 80% interest in the Agnews Power Plant, a 29 megawatt natural gas-fired, combined cycle facility located in San Jose, California from GATX Capital Corporation for a total purchase price of $4.9 million. We first acquired a 20% equity interest in the Agnews Power Plant in 1990.

     On August 31, 2000, we announced that we acquired the remaining 45% equity interest in the Aidlin Power Plant from an affiliate of Sumitomo Corporation for a total purchase price of $6.4 million. We initially acquired a 5% equity interest in the Aidlin Power Plant in 1989, representing our first megawatt of generation. That interest was increased to 55% with the acquisition of two other partners' interests in 1999. Located in The Geysers region of northern California, Aidlin is a 20 megawatt power plant.

     On September 1, 2000, we completed a leveraged lease financing transaction to provide the term financing for both Phase I and Phase II of the Pasadena, Texas cogeneration project. Under the terms of the lease, we received $400.0 million in gross proceeds and recorded a deferred gain of approximately $65.0 million.

     On September 21, 2000, we announced a five year power sales agreement with Imperial Irrigation District ("IID"). Beginning May 2002, we will deliver 150 megawatts of electricity from our new 555 megawatt South Point Power Plant to IID's southern California electric customers.

     On October 12, 2000, we completed the acquisition of Northbrook, Illinois-based SkyGen Energy LLC ("SkyGen") from Michael Polsky and Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp. The total purchase price of $359.1 million included $294.2 million in cash and 2,117,742 shares of our common stock (which were valued in the aggregate at $64.9 million at the signing of the Letter of Intent). Additionally, we agreed to the assumption of certain recourse and non-recourse obligations of SkyGen, the assumption of certain contingent obligations of Wisvest and Wisconsin Energy Crop. on behalf of SkyGen, and the obligation to make certain additional contingent payments for completion of certain project development milestones. Under the terms of the agreement, we acquired three operating facilities, five facilities under construction, 12 late-stage development projects and 16 project stage development projects. In addition, we assumed purchase rights and progress payments for 34 General Electric 7 FA gas turbines to power these projects.

     On October 16, 2000, we jointly announced with EOG Resources, Inc. ("EOG") the signing of a one year marketing agreement that links the daily price of natural gas to the price of electricity. EOG agreed to sell 10 million cubic feet of natural gas per day directly to us. The transaction became effective January 1, 2001 and will terminate December 31, 2001.

     On October 17, 2000, we announced plans to enter into a 400 megawatt long-term power supply agreement with Pacific Gas & Electric Company ("PG&E") that will provide competitively priced electricity for PG&E's northern California customers. Electricity deliveries will begin July 1, 2001 and end December 31, 2003.

     On October 17, 2000, we announced that we presented plans, with Tampa, Florida-based Seminole Electric Cooperative, Inc. ("Seminole"), to the Florida Public Service Commission under which our proposed Osprey Energy Center will supply electric power under contract to help meet Seminole's member systems' power needs.

     On October 20, 2000, we jointly announced with Cleco Corporation, a regional energy services company headquartered in Pineville, Louisiana, the signing of a 20-year contract with Aquila Energy, a wholly owned subsidiary of UtiliCorp United, for 580 megawatts of the output of the jointly owned Acadia Energy Center currently under construction in Acadia Parish, Louisiana. We have a 50% interest in Acadia Power Partners LLC, which owns the 1,239 megawatt combined cycle plant currently under construction. The remaining 50% interest is held by Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco. Under terms of a tolling agreement, starting July 1, 2002, Aquila Energy will supply the natural gas needed to generate 580 megawatts of electricity and will own and market the produced power.

     On October 23, 2000, we announced that we entered into a project development agreement to build, own and operate a 1,100 megawatt natural gas-fired energy center to be located on the Ohio River in Hamilton Township, Lawrence County, Ohio. The proposed Lawrence Energy Center will represent a $510 million investment, with a target commercial operation date of December 2004.

     On October 31, 2000, we announced that we entered into a long-term, natural gas transportation and storage agreement with Kinder Morgan Texas Pipeline, Inc. ("KMTP"), a subsidiary of Kinder Morgan, Inc. We will have access to up to 375,000 MMBtu of firm natural gas transportation service per day from KMTP for a period of 10 years. The agreement began on January 1, 2001.

     On October 31, 2000, we announced with Aquila Energy, a wholly-owned subsidiary of UtiliCorp United, the completion of a $270 million construction and leverage lease financing of the Aries Power Plant, a 591 megawatt gas-fired power plant under construction in Pleasant Hill, Missouri. The majority of the plant's capacity and electrical output has already been sold under a four year contract (June 2001 - May 2005) to Missouri Public Service, a division of UtiliCorp. Under the terms of separate tolling contracts, we, together with Aquila, will purchase the balance of the plant's capacity and output, remarketing it into the Southwest Power Pool and Southeast Electric Reliability Counsel regional power markets. The marketing and fuel supply responsibilities will be handled by Aquila.

     On November 14, 2000, we effected a two-for-one split of our common stock for stockholders of record as of November 6, 2000.

     On November 15, 2000, we announced that our wholly owned subsidiary, SkyGen, entered into an agreement to supply CP&L Energy ("CP&L") additional power produced from the Broad River Energy Center expansion project. This expansion, the second phase of construction of the Broad River Energy Center, involves the installation of two additional combustion turbines capable of producing an additional 360 megawatts of peaking power. Construction is expected to be completed in the spring of 2001. The output will be sold to CP&L under long-term power purchase agreements.

     On November 15, 2000, we acquired TriGas Exploration, Inc. ("TriGas"), a Calgary-based oil and gas company, for a total purchase price of $101.1 million. The purchase price included cash payments of $79.6 million, as well as assumed net indebtedness of $21.5 million. The acquisition provides us with natural gas reserves to fuel our proposed Calgary Energy Centre, and a 26.6% working interest in the East Crossfield Gas Plant, extensive pipelines and gathering systems and a significant undeveloped land base with development potential.

     On December 12, 2000, we announced that we are considering plans to develop and operate a new energy-efficient electric generating facility in an effort to meet a portion of the fast-growing local and regional electricity needs in northern California. We are preparing technical studies for the proposed 1,065 megawatt facility. The proposed East Altamont Energy Center will be located in the northeastern corner of Alameda County, and situated in an area dominated by major regional high voltage transmission lines, a natural gas compressor station, wind power generators, and the substantial pumping stations associated with the California Aqueduct and the Delta-Mendota Canal. Upon completion of licensing through the California Energy Commission, construction would begin in June 2002, with commercial operation beginning in June 2004.

     On December 13, 2000, we completed the acquisition of Boca Raton, Florida-based Power Systems Mfg. LLC ("PSM"), an industry leader in combustion turbine component engineering, design and manufacturing, for a total purchase price of $16.3 million. The purchase price included cash payments of $5.6 million and

281,189 shares of Calpine common stock (which were valued at $10.7 million at the closing of the agreement). Additionally, the agreement provides for five equal installments of cash payments totaling $26.7 million, beginning in January 2002, contingent upon future PSM performance. PSM will operate as a subsidiary of Calpine and will continue to sell its products to the combustion turbine market.

     On December 15, 2000, we completed the acquisition of strategic power assets from Dartmouth, Massachusetts-based Energy Management, Inc. ("EMI") for a total purchase price of $145.0 million and the assumption of project financings. The purchase price included cash payments of $100.0 million and 1,102,601 shares of Calpine common stock (which were valued in the aggregate at $45.0 million at the closing of the agreement). Under the terms of the agreement, we acquired the remaining interest in three recently constructed combined cycle power generating facilities located in Dighton, Massachusetts, Tiverton, Rhode Island, and Rumford, Maine, as well as Calpine-EMI Marketing LLC, a joint marketing venture between Calpine and EMI.

     On December 18, 2000, we announced with PG&E Corporation an agreement under which we will acquire the Otay Mesa Generating Project in San Diego County. In accordance with the terms of the agreement, we will build, own and operate the 618 megawatt generating facility, and PG&E Corporation's National Energy Group will contract for up to 250 megawatts of the project's output. Construction is expected to begin in the fall of 2001.

     On December 19, 2000, we completed leveraged lease transactions in which we sold the Tiverton, Rhode Island and Rumford, Maine facilities (purchased from
EMI) to a single owner lessor for $466.7 million, which then leased the facilities back to our Tiverton and Rumford subsidiaries. We have fully and unconditionally guaranteed all of the obligations of the Tiverton and Rumford subsidiaries under the leases and other lease documents related to their lease of the facilities from the owner lessor. The owner lessor paid the purchase price for the facilities through an equity investment and by issuing notes. The notes were purchased by a pass through trust created by the Tiverton and Rumford subsidiaries. The purchase of the notes was financed by the private placement under Rule 144A of the Securities Act of 1933 by the pass through trust of $366.0 million in 9.0% pass through certificates due July 15, 2018.

     On December 22, 2000, we completed a leveraged lease financing transaction of our West Ford Flat and Bear Canyon projects. Under the terms of the agreement, the facilities were incorporated into Calpine's Geothermal lease facility, which we originally entered into on May 7, 1999. We received $81.0 million in gross proceeds and recorded a deferred loss of approximately $8.1 million, which is being amortized as an increase of operating lease expense over the remaining life of the lease.

TRANSACTIONS ANNOUNCED OR CONSUMMATED SUBSEQUENT TO DECEMBER 31, 2000, AND RECENT DEVELOPMENTS

     On January 11, 2001, we jointly announced with Western Hub Properties LLC ("WHP") that WHP's wholly owned subsidiary, Lodi Gas Storage, LLC, entered into a long-term firm agreement to supply Calpine with storage services at WHP's Lodi Gas Storage facility near Lodi, California. The storage arrangement can provide up to 4 billion cubic feet (bcf) of working gas inventory and daily deliverability equal to approximately 20 percent of our western region peak day gas requirements in 2002. The Lodi Gas Storage Project, located approximately 50 miles east of San Francisco, is slated to begin construction in February of 2001, and to begin operation early in the fourth quarter of 2001.

     On January 17, 2001, our wholly owned subsidiary, SkyGen, announced plans to build, own and operate an 850 megawatt natural gas-fired cogeneration facility in Augusta, Georgia. The proposed Augusta Energy Center will be fueled by clean natural gas and will supply energy to DSM Chemicals North America, Inc. for use in its production processes. Construction is expected to begin in the third quarter of 2001.

     On January 26, 2001, we announced the acquisition of the development rights from Cogentrix, an independent power company based in North Carolina, for the 577 megawatt Washington Parish Energy Center, located near Bogalusa, Louisiana. We are managing construction of the facility, which began in January 2001.

     On February 8, 2001 we announced plans to acquire all of the common shares of Encal Energy Ltd. ("Encal"), a Calgary, Alberta-based natural gas and petroleum exploration and development company, through a stock-for-stock exchange in which Encal shareholders will receive Cdn. $12.00 per share in Calpine common equivalent shares based on an exchange ratio to be determined prior to closing. The aggregate value of the transaction, for which we expect to use pooling of interests accounting, is approximately $1.2 billion, including the assumed net indebtedness of Encal. Upon completion of the acquisition, we will gain approximately 1.0 trillion cubic feet equivalent of proved and probable natural gas reserves, net of royalties. This transaction also provides access to firm gas transportation capacity from western Canada to California and the eastern U.S., and an accomplished management team capable of leading our business expansion in Canada. With the addition of Encal's assets, which currently produce approximately 230 million cubic feet of gas equivalent ("mmcfe") per day, net of royalties, our net production is expected to increase to 390 mmcfe per day in North America, enough to fuel approximately 2,300 megawatts of our power fleet. We expect to close this transaction during the second quarter of 2001.

     On February 12, 2001, we announced that the Florida Public Service Commission approved a joint application filed by Calpine and Seminole Electric Cooperative, Inc., under which we will build a 590 megawatt combined cycle power generating facility, the Osprey Energy Center, to supply electric power to help meet Seminole's members' power needs.

     On February 13, 2001, we announced that our wholly owned subsidiary, SkyGen, entered into an agreement to supply Alliant Energy's Wisconsin Power & Light Co. ("WP&L") 453 megawatts of electric capacity and energy from the proposed 600 megawatt RiverGen Energy Center, which will be located next to WP&L's existing power plant near Beloit, Wisconsin. The power sales agreement is for a term of ten years. Construction of the RiverGen Energy Center is expected to begin during the fourth quarter of 2001, with commercial operation scheduled for late 2003.

     On February 15, 2001, we completed a public offering of $1.15 billion of our 8 1/2% Senior Notes due 2011. The Senior Notes due 2011 bear interest at 8 1/2% per year, payable semi-annually and mature on February 15, 2011.

     Recent Developments in the California Power Market. The deregulation of the California power market has produced significant unanticipated results in the past year. The deregulation froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits.

     In the past year, a series of factors have reduced the supply of power to California, which has resulted in wholesale power prices that have been significantly higher than historical levels. Several factors contributed to this increase. These included:

     - significantly increased volatility in prices and supplies of natural gas;

     - an unusually dry fall and winter in the Pacific Northwest, which reduced the amount of available hydroelectric power from that region (typically, California imports a portion of its power from this source);

     - the large number of power generating facilities in California nearing the end of their useful lives, resulting in increased downtime (either for repairs or because they have exhausted their air pollution credits and replacement credits have become too costly to acquire on the secondary market); and

     - continued obstacles to new power plant construction in California, which deprived the market of new power sources that could have, in part, ameliorated the adverse effects of the foregoing factors.

     As a result of this situation, two major California utilities that are subject to the retail rate freeze, including Pacific Gas & Electric Company ("PG&E"), have faced wholesale prices that far exceed the retail prices they are permitted to charge. This has led to significant underrecovery of costs by these utilities; and they have been widely reported to be facing the prospect of insolvency. As a consequence, these utilities have defaulted under a variety of contractual obligations, including payment obligations to power generators. PG&E has defaulted on payment obligations to us (See Notes 15 and 19 of the Notes to Consolidated Financial Statements).

     We have historically sold power to PG&E, which is one of the California utilities that is subject to the rate freeze. We are currently selling power to PG&E pursuant to long-term qualifying facility ("QF") contracts, which are subject to federal regulation under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") (16 U.S.C. sec. 796 et seq.). The QF contracts provide that the California Public Utilities Commission ("CPUC") determines the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts, including those for all of our QF plants in California which sell power to PG&E. Section 390 of the California Public Utility Code provided QFs the option to elect to receive energy payments based on the California Power Exchange ("PX") market clearing price. In mid-2000, our QF facilities elected this option and were paid based upon the PX zonal day ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day ahead market. Since that time, the CPUC has ordered that the price to be paid for energy deliveries by QFs electing the PX Price shall be based on a natural gas cost-based "transition formula." The CPUC has conducted proceedings (R. 99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX based pricing option. It is possible that the CPUC could order a payment adjustment based on a different energy price determination. We believe that the PX Price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings. Legislation has recently been introduced in the California legislature (SB 47X) that would establish a fixed price for the QF contracts for a 5 year period and would eliminate any PX Price adjustment prior to December 31, 2000. There can be no assurances that this legislation will be enacted.

     We have continued to honor our contractual obligations to PG&E under our QF contracts. To date, we have refrained from pursuing our collection remedies with respect to PG&E's default, however, we have been actively involved with the California utilities, the California legislature, and other interested parties to develop legislation designed to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period) in place of the short-term pricing methodology currently utilized under the QF contracts, as discussed above. We also expect further legislation to enable the California utilities to finance over a longer term the difference between the wholesale prices that have been paid and the retail prices they received during last fall and into this winter. We believe that this should further enhance PG&E's ability to make payment of all past due amounts. However, management cannot predict the timing or ultimate outcome of the legislative process or the payment of amounts due under our contracts.

     As this situation has deteriorated, California has taken steps to restore a predictable and reliable power market to the State. Recently, California adopted legislation permitting it to issue long-term revenue bonds to provide funding for wholesale purchases of power. The bonds will be repaid with the proceeds of payments by retail customers over time. The California Department of Water Resources ("DWR") sought bids for long-term power supply contracts. We successfully bid in that auction, and announced, as indicated below, that we have signed three significant long-term power supply contracts with DWR.

     On February 7, 2001, we announced the signing of a 10-year, $4.6 billion fixed-price contract with DWR to provide electricity to the State of California. We committed to sell up to 1,000 megawatts of electricity, with initial deliveries of 200 megawatts starting October 1, 2001, and increasing to 1,000 megawatts by January 1, 2004. This contract will continue through 2011. The electricity will be sold directly to DWR on a 24-hour, 7-day-a-week basis.

     On February 28, 2001, we announced the signing of two long-term power sales contracts with DWR. Under the terms of the first contract, a $5.2 billion, 10-year, fixed-price contract, we commit to sell up to 1,000 megawatts of generation. Initial deliveries are scheduled to begin July 1, 2001 with 200 megawatts and increase to 1,000 megawatts by as early as July 2002. Under the terms of the second contract, a 20-year contract totaling up to $3.1 billion, we will supply DWR with up to 495 megawatts of peaking generation, beginning with 90 megawatts as early as August 2001, and increasing up to 495 megawatts as early as August 2002.

     On March 13, 2001, we announced the signing of a two-month deal to provide 555 megawatts of electricity to DWR effective immediately through May 15, 2001.

  FERC Investigation into California Wholesale Markets. Beginning in May 2000, wholesale energy prices in the California markets increased to levels well above 1999 levels. In response, on June 28, 2000, the ISO Board of Governors reduced the price cap applicable to the ISO's wholesale energy and ancillary services markets from $750/MWh to $500/MWh. The ISO subsequently reduced the price cap to $250/MWh on August 1, 2000. During this period, however, the California Power Exchange Corporation ("PX") maintained a separate price cap set at a much higher level applicable to the "day-ahead" and "day-of" markets administered by the PX. On August 23, 2000, the FERC denied a complaint filed August 2, 2000 by San Diego Gas & Electric Company ("SDG&E") that sought to extend the ISO's $250 price cap to all California energy and ancillary service markets, not just the markets administered by the ISO. However, in its order denying the relief sought by SDG&E, the FERC instructed its staff to initiate an investigation of the California power markets and to report its findings to the FERC and held further hearing procedures in abeyance pending the outcome of this investigation.

     On November 1, 2000, the FERC released a Staff Report detailing the results of the Staff investigation, together with an "Order Proposing Remedies for California Wholesale Markets" ("November 1 Order"). In the November 1 Order, the FERC found that the California power market structure and market rules were seriously flawed, and that these flaws, together with short supply relative to demand, resulted in unusually high energy prices. The November 1 Order proposed specific remedies to the identified market flaws, including: (a) imposition of a so-called "soft" price cap at $150/MWh to be applied to both the PX and ISO markets, which would allow bids above $150/MWh to be accepted, but will subject such bids to certain reporting obligations requiring sellers to provide cost data and/or identify applicable opportunity costs and specifying that such bids may not set the overall market clearing price, (b) elimination of the requirement that the California utilities sell into and buy from the PX, (c) establishment of independent non-stakeholder governing boards for the ISO and the PX, and (d) establishment of penalty charges for scheduling deviations outside of a prescribed range. In the November 1 Order the FERC established October 2, 2000, the date 60 days after the filing of the SDG&E complaint, as the "refund effective date." Under the November 1 Order, rates charged for service after that date through December 31, 2002 will remain subject to refund if determined by the FERC not to be just and reasonable. While the FERC concluded that the Federal Power Act and prior court decisions interpreting that act strongly suggested that refunds would not be permissible for charges in the period prior to October 2, 2000, it noted that it was willing to explore proposals for equitable relief with respect to charges made in that period. All of the Company's receivables from PG&E relate to energy generated by QF facilities. Under FERC regulations, QF contracts are exempt from regulation under the Federal Power Act, which is the legislation that provides the authority for the FERC to compel refunds or frame other equitable relief with respect to the California wholesale markets. See "Government
Regulation -- Federal Energy Regulation -- Federal Power Act Regulation." Therefore, the Company believes that any refund or other equitable remedy that the FERC may impose with respect to the California wholesale markets will not affect the Company's ability to pursue payment by PG&E of all past due amounts as described above.

     On December 15, 2000, the FERC issued a subsequent order that affirmed in large measure the November 1 Order (the "December 15 Order"). Various parties have filed requests for administrative rehearing and for judicial review of aspects of the FERC's December 15 Order. The outcome of these proceedings, and the extent to which the FERC or a reviewing court may revise aspects of the December 15 Order or the extent to which these proceedings may result in a refund of or reduction in the amounts charged by the Company's subsidiaries for power sold in the ISO and PX markets, cannot be determined at this time.

SELECTED OPERATING INFORMATION

     Set forth below is certain selected operating information for our power plants and steam fields, for which results are consolidated in our statements of operations. Results vary for the twelve months ended December 31, 2000, as compared to the same period in 1999 and 1998, primarily due to the consolidation of acquisitions, favorable energy pricing, and increased production. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues. The information set forth under thermal and other revenue consists of the results for the Thermal Power Company Steam Fields prior to the acquisition of the PG&E power plants on May 7, 1999, in addition to host thermal sales and other revenue. As a result of this acquisition, steam output was used to produce electricity, whereas this output was previously sold to third parties.

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        1996         1997         1998         1999          2000
                                     ----------   ----------   ----------   -----------   -----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PRODUCTION AND PRICING DATA)
POWER PLANTS:
Electricity and steam revenues:
  Energy...........................  $   97,997   $  116,577   $  334,549   $   458,593   $ 1,219,495
  Capacity.........................  $   63,549   $   75,588   $  123,380   $   247,620   $   383,528
  Thermal and Other................  $   37,918   $   45,112   $   49,968   $    54,112   $    99,297
  Megawatt hours produced..........   1,985,404    2,158,008    9,864,080    14,802,709    22,749,588
  Average energy price per megawatt
     hour..........................  $    49.36   $    54.02   $    33.92   $     30.98   $     53.61

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue -- Total revenue increased 169% to $2,282.8 million in 2000 compared to $847.7 million in 1999, primarily due to the impact of recognition of a full year's income from various assets that were acquired in 1999, recognition of a partial year's income from various assets that were acquired in 2000, increased production, and favorable energy pricing.

          Electricity and steam sales increased 124% to $1,702.3 million in 2000 compared to $760.3 million in 1999. Approximately $269.4 million of the increase was generated by a full year's activity of our geothermal facilities, which we initially acquired in May 1999. The facilities that we acquired as part of the Cogeneration Corporation of America, Inc. ("CGCA") acquisition in December 1999 contributed $107.2 million in 2000. Additionally, commencement of commercial operations at our Hidalgo facility and of our Pasadena expansion generated approximately $147.1 million. Our acquisitions of KIAC, Stony Brook, Auburndale, and Agnews during 2000, contributed an additional $113.5 million to the overall increase in revenues. The balance was primarily due to increased production and favorable energy pricing in various markets, particularly California.

          Service contract revenue increased 996% to $480.2 million in 2000 compared to $43.8 million in 1999. The $436.4 million increase was primarily due to increased electric energy and gas hedging and related activity associated with purchased power and gas sold to third parties.

          Income from unconsolidated investments in power projects decreased 33% to $24.6 million in 2000 compared to $36.6 million in 1999. Approximately $5.2 million of the decrease is primarily attributable to the consolidation of KIAC, Stony Brook, Auburndale, and Agnews' results in electricity and steam sales as a result of our purchase of these facilities during 2000. We also recorded $8.8 million less equity income from Sumas, and $1.2 million less from our investment in Bayonne. These amounts were partially offset by $4.7 million of revenue that we recorded in connection with our investment in the Grays Ferry facility that we acquired in December 1999.

          Interest income on loans to power projects increased 300% to $4.8 million in 2000 compared to $1.2 million in 1999. Revenue recognized during 2000 related substantially to interest on loans to the Dighton, Tiverton, and Rumford projects before we purchased the remaining interests in the projects in December 2000. In 1999, we recorded $1.2 million of income from our 20% investment in Sheridan California Energy, Inc. We no longer recognize this revenue following our purchase of the remaining 80% interest through the acquisition of Sheridan Energy, Inc., the parent of Sheridan California Energy, Inc., in October 1999.

          Other revenue was $70.8 million in 2000 compared to $5.8 million in 1999. This primarily represents revenues derived from the sale of natural gas to third parties. The increase is attributable to the acquisition of Sheridan Energy, Inc. in October 1999, in addition to several strategic gas acquisitions during 2000, including Quintana and TriGas.

     Cost of revenue -- Cost of revenue increased to $1,558.7 million in 2000 compared to $561.9 million in 1999, an increase of $996.8 million, or 177%.

          Fuel expenses increased by $344.2 million to $612.9 million in 2000 compared to $268.7 million in 1999 due primarily to the incremental effect of acquisitions made in 1999 such as the CogenAmerica facilities which reflect a full year of activity in 2000, and due to acquisitions made in 2000. Additionally, we incurred significantly higher gas prices during 2000.

          Plant operating expenses increased by $97.5 million to $220.2 million in 2000 compared to $122.7 million in 1999 due primarily to the incremental effect of acquisitions made in 1999 such as the CogenAmerica facilities and the geothermal facilities which reflect a full year of activity in 2000, and due to acquisitions made in 2000.

          Depreciation expense increased by $71.5 million to $154.3 million in 2000 compared to $82.8 million in 1999 primarily due to an approximate $39.2 million increase in depreciation expense relating to our natural gas production. The remainder is substantially the result of the incremental effect of acquisitions that we made during 1999 and 2000.

          Production royalties increased by $18.5 million to $32.3 million in 2000 compared to $13.8 million in 1999 primarily due to royalties paid to third parties in connection with geothermal energy generation.

          Operating lease expenses increased by $35.8 million to $69.4 million in 2000 compared to $33.6 million in 1999. Approximately $15.0 million was due to the lease associated with our acquisition of the remaining 50% interest in KIAC in May 2000. Another $8.7 million was due to the inclusion of a full year's operations of our geothermal facilities, $5.0 million was attributable to the Pasadena sales-leaseback that we entered into in September 2000, and $6.4 million was due to the higher contingent lease payments at our Watsonville facility.

          Service contract expenses increased by $429.3 million to $469.5 million in 2000 compared to $40.2 million in 1999 due to costs associated with increased electric energy and gas hedging and related activity associated with power and gas purchased from third parties.

     Project development expense increased by $16.9 million, or 158%, in 2000 to $27.6 million compared to $10.7 million in 1999 due to heavier activities in identifying and obtaining acquisition and project development opportunities resulting from a larger number of development projects. For additional information, see "Item 1 -- Business -- Project Development and Acquisitions."

     General and administrative expenses -- In 2000, general and administrative expenses were $94.1 million compared to $48.7 million in 1999. The increase of 93% or $45.4 million is largely attributable to our acquisitions and continued organic growth in personnel and associated overhead costs necessary to support the overall growth of our operations and construction programs.

     Interest expense -- Interest expense before capitalization of interest was $263.7 million in 2000 compared to $138.5 million in 1999, an increase of $125.2 million due to higher debt balances in 2000. Total debt increased by approximately $2.4 billion due primarily to our public offering of $1 billion of senior notes in

August 2000 and due to debt acquired in connection with various acquisitions such as capital leases associated with our Hidalgo, Agnews, and Stony Brook acquisitions. After capitalization of interest on our significant construction program (see "Item 1 -- Business -- Project Development and Acquisitions"), our interest expense decreased by approximately $34.5 million in 2000 to $56.7 million from $91.2 million in 1999.

     Distributions on Trust Preferred Securities -- Distributions on trust preferred securities increased to $44.2 million in 2000 from $2.6 million in 1999, due to a full year of distributions on our HIGH TIDES issuance of November 1999, in addition to HIGH TIDES II and III issuances in January and August 2000, respectively.

     Interest income -- In 2000, interest income was $39.9 million compared to $24.1 million in 1999. The increase of 66% or $15.8 million is attributable to higher average cash balances in 2000 owing to the public offerings of senior notes and common stock in August 2000, and due to the public offerings of HIGH TIDES in January and August of 2000.

     Other income, net -- In 2000, other income was $4.9 million compared to $1.3 million in 1999. Approximately $2.0 million relates to the income recorded from interest rate swaps that were extinguished in connection with the repayment of Pasadena project level debt in September 2000, and $1.3 million pertains to a business interruption insurance recovery at our Texas City project.

     Provision for income taxes -- The effective income tax rate was approximately 40% in 2000 compared to approximately 39% in 1999. In 2000 our provision for federal and state income taxes totaled $219.0 million versus $62.0 million in 1999, an increase of $157.0 million, which is due primarily to higher taxable income in 2000.

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

          Electricity and steam sales increased 50% to $760.3 million in 1999 compared to $507.9 million in 1998. Geothermal revenues at the Geysers accounted for $123.2 million, or roughly half, of the total increase of $252.4 million. This was primarily due to the purchase of 14 geothermal power plants from PG&E on May 7, 1999 and, to a much lesser extent, due to the purchases of: (1) an additional 50% stake in the Aidlin Power Plant in August, 1999 after which we consolidated the plant into our financial results; and (2) the Calistoga Power Plant on October 19, 1999. In 1999 our geothermal steamfield sales of steam declined by $3.0 million compared to 1998, due to consolidation of steamfield and power plant operations at the Geysers under Calpine ownership in May 1999, after which we stopped recording revenues from geothermal steamfield sales to third parties.

          The remainder of the increase in electricity and steam sales is attributable to our gas fired power plants. In California, the Gilroy Power Plant increased its revenue in 1999 by $27.9 million over 1998 by both (1) doubling its production, mostly as a result of the expiration of PG&E's curtailment rights on December 31, 1998 and (2) restructuring its power purchase agreement with PG&E, effective as of September 1, 1999. Also, the Pittsburg Power Plant in California increased its revenue by $12.6 million in 1999 versus 1998. We acquired the project on July 21, 1998 and did not have a full year of operations in 1998. In Texas, the Texas City and Clear Lake Power Plants, which were consolidated into our financial statements following the acquisition of the remaining 50% interest of Texas Cogeneration Company ("TCC") on March 31, 1998, benefited by a full year of operations in 1999 versus only nine months on a consolidated basis in 1998, and together they recorded an additional $39.0 million of revenue in 1999 versus in 1998. And finally the Pasadena Power Plant, which commenced operation in July 1998, had $43.6 million of additional revenue in 1999 compared to 1998 due to a full year of operations in 1999.

          Service contract revenue increased 117% to $43.8 million in 1999 compared to $20.2 million in 1998. The $23.6 million increase was primarily due to an increase in recorded sales of purchased power to third parties and to an increase in sales of purchased gas to third parties.

          Income from unconsolidated investments in power projects increased 45% to $36.6 million in 1999 compared to $25.2 million in 1998. The increase of $11.4 million is primarily attributable to an increase of equity income from the Sumas Power Plant. In 1999 we recorded $21.8 million versus $11.7 million in 1998, an increase of $10.1 million. Additionally, as a group, our equity income projects on the East Coast, Lockport Power Plant, Stony Brook Power Plant, Kennedy International Airport Power Plant, Gordonsville Power Plant, Auburndale Power Plant, and Bayonne Power Plant, increased by $4.2 million. This was offset by a $2.9 million reduction in equity income attributable to our Clear Lake and Texas City Power Plants, which were unconsolidated investments for part of 1998 until our purchase of the remaining 50% interest in TCC on March 31, 1998.

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

          Other revenue was $5.8 million in 1999 compared to none in 1998. In 1999 we recorded $5.3 million of oil and gas revenue following our acquisition of Sheridan Energy on October 1, 1999.

     Cost of revenue -- Cost of revenue increased to $561.9 million in 1999 compared to $378.9 million in 1998, an increase of $183.0 million, or 48%.

          Fuel expenses increased by $87.1 million to $268.7 million in 1999 compared to $181.6 million in 1998 due primarily to: (1) a full year of consolidated operations in 1999 for the Clear Lake and Texas City Power Plants versus only nine months in 1998; (2) a full year of operations in 1999 versus a partial year in 1998 for the Pasadena Power Plant, which commenced commercial operations in July, 1998; (3) a full year of operations in 1999 versus a partial year in 1998 for the Pittsburg Power Plant, which we acquired on July 21, 1998; and (4) higher production in 1999 compared to 1998, and therefore higher fuel expense, at our Gilroy and King City Power Plants due to the expiration of PG&E's curtailment rights on December 31, 1998 and April 28, 1999 respectively.

          Plant operating expenses increased by $44.6 million to $122.7 million in 1999 compared to $78.1 million in 1998 due primarily to higher geothermal plant operating expense in 1999 following our purchase of 14 geothermal power plants from PG&E on May 7, 1999 and our purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999.

          Depreciation expense increased by $8.8 million to $82.8 million in 1999 compared to $74.0 million in 1998 primarily due to a full year of operations in 1999 versus partial years in 1998 for the Texas City, Clear Lake and Pasadena Power Plants, as noted above, and also due to our purchase of Sheridan Energy on October 1, 1999.

          Production royalties increased by $3.1 million to $13.8 million in 1999 compared to $10.7 million in 1998 due to our purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999.

          Operating lease expenses increased by $16.5 million to $33.6 million in 1999 compared to $17.1 million in 1998. Of the increase, $10.8 million is due to the sale-leaseback in May 1999 of the 14 geothermal power plants acquired from PG&E in May 1999 and the Sonoma Power Plant, which we acquired in July 1998. We later added the Calistoga Power Plant, which we acquired in October 1999, to that lease. The remainder of the increase is primarily due to recording a full year of expense in 1999 versus a partial year in 1998 for the Greenleaf 1 and 2 Power Plants, which were leased commencing in August 1998.

          Service contract expenses increased by $22.8 million to $40.2 million in 1999 compared to $17.4 million in 1998 due to higher recorded purchases of electricity and gas that were sold to third parties.

     Gross profit -- Gross profit increased by $108.9 million, or 62%, to $285.9 million in 1999 compared to $177.0 million in 1998 due primarily to the purchase of geothermal steam field assets from Unocal Corporation on March 19, 1999 and 14 geothermal power plants from PG&E on May 7, 1999. Overall, the consolidated geothermal operations at the Geysers increased gross profit in 1999 by $62.7 million compared to 1998. Also, contributing $12.4 million to the increase is the Gilroy Power Plant, which benefited from the contract restructuring with PG&E. The Pasadena Power Plant, which benefited from a full year of operations in 1999, contributed an increase of $17.0 million, and we also realized $11.4 million in additional equity income from unconsolidated projects in 1999 compared to 1998 owing mostly to increased distributions from the Sumas Power Plant.

     Project development expenses -- Project development expenses increased by $3.5 million, or 49%, in 1999 to $10.7 million compared to $7.2 million in 1998 due to the overall heavier pace in development activities as described in "Business -- Project Development and Acquisitions."

     General and administrative expenses -- In 1999 general and administrative expenses were $48.7 million compared to $23.2 million in 1998. The increase of 110% or $25.5 million is largely attributable to the establishment of regional offices in Pleasanton, CA, and Boston, MA, the build-up of our Houston, TX regional office and the establishment of our construction management office in Sacramento, CA. In addition to higher headcount and salaries associated with our substantial growth, we incurred larger employee bonus expense owing to the record year we experienced in 1999. The increased general and administrative investment in 1999 reflects, in part, increased expenses designed to support our growth in 2000 and beyond.

     Interest expense -- Interest expense before capitalization of interest was $138.5 million in 1999 compared to $93.7 million in 1998, an increase of $44.8 million due to higher debt balances in 1999 (total debt increased by $982.3 million due primarily to our public offering of $600.0 million of senior notes on March 29, 1999). However, actual reported interest expense increased by a much smaller $4.4 million, or 5%, in 1999 compared to 1998 because we capitalized substantially more interest in 1999 compared to 1998 due to our heavy power plant construction program. By the fourth quarter of 1999, we had nine construction projects underway. We capitalized $47.3 million of interest expense in 1999 compared to $7.0 million in 1998, which is an increase of $40.3 million in capitalized interest expense.

     Total interest expense on senior notes increased by $46.1 million to $121.8 million in 1999 compared to $75.7 million in 1998. Although the average interest rate on the senior notes decreased by 0.4% in 1999 compared to 1998, interest expense increased because of the additional $600.0 million of senior notes issued in March 1999. The proceeds of the senior notes issued in March of 1999 were used partially to retire $120.6 million of debt related to the Gilroy Power Plant, and interest expense on the Gilroy debt decreased by $6.7 million in 1999 compared to 1998. Additionally, we increased debt by $97.8 million with the acquisition of Sheridan Energy on October 1, 1999 and due to Sheridan's purchase of certain gas reserves from Vintage Petroleum, Inc. on December 31, 1999. Interest on Sheridan debt was $1.3 million in 1999. We also increased debt by $239.4 million by acquiring CGCA on December 17, 1999. Interest expense from CGCA debt in 1999 following the acquisition was $491,000.

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

     Other income, net -- In 1999, other income was $1.3 million compared to $1.1 million in 1998. In 1999 we recorded $655,000 of income associated with an investment in Cheng Power Systems, Inc. and $324,000 from the sale of excess nitrous oxide ("NOX") credits by the Bethpage Power Plant.

     Provision for income taxes -- The effective income tax rate was approximately 39% in 1999 compared to approximately 37% in 1998. The rate increase in 1999 is primarily attributable to a higher average state tax rate based on the mix of states in which we worked. In 1999 our provision for federal and state income taxes totaled $62.0 million versus $27.1 million in 1998, an increase of $34.9 million, which is due primarily to higher taxable income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have obtained cash from our operations, borrowings under our credit facilities and other working capital lines, sale of debt, trust preferred securities and equity, and proceeds from project financing. We utilized this cash to fund our operations, service debt obligations, fund the acquisition, development and construction of power generation facilities, finance capital expenditures and meet our other cash and liquidity needs. The following table summarizes our cash flow activities for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2000          1999         1998
                                                   -----------   -----------   ---------
                                                              (IN THOUSANDS)
Beginning cash and cash equivalents..............  $   349,371   $    96,532   $  48,513
Cash flows from:
  Operating activities...........................      650,330       264,083     164,579
  Investing activities...........................   (3,554,159)   (1,490,417)   (400,003)
  Financing activities...........................    3,143,156     1,479,173     283,443
                                                   -----------   -----------   ---------
          Net increase in cash and cash
            equivalents..........................      239,327       252,839      48,019
                                                   -----------   -----------   ---------
Ending cash and cash equivalents.................  $   588,698   $   349,371   $  96,532
                                                   ===========   ===========   =========

     Operating activities for 2000 provided $650.3 million, a 146% increase from 2000, consisting of approximately $141.6 million of depreciation and amortization, $323.5 million of net income, $30.0 million of distributions from unconsolidated investments in power projects, $62.6 million of deferred income taxes and a $709.5 million net increase in operating liabilities. This was partially offset by a $592.2 million net increase in operating assets and $24.6 million of income from unconsolidated investments. The increase in cash provided from operating activities in 2000 is primarily due to higher net income derived from our acquisition activity, favorable pricing, and increased production in 1999 and 2000.

     Investing activities for 2000 used $3.6 billion, primarily due to $3.0 billion for construction costs and capital expenditures including gas turbine-generator costs and associated capitalized interest, $840.9 million for acquisitions (see Note 4 of the Notes to Consolidated Financial Statements for further discussion), $141.1 million of advances to joint ventures, $53.1 million of capitalized project development costs, including associated capitalized interest, $184.5 million increase in notes receivables primarily due to our Delta Energy Center development partner and our long-term Gilroy restructuring receivables and $15.6 million increase in restricted cash related to certain project financings. The increase in cash used in investing activities in 2000 is primarily due to increased construction and acquisition activity compared to 1999.

     Financing activities for 2000 provided $3.1 billion of cash consisting of $1.0 billion proceeds from the issuance of our Senior Notes due 2005 and Senior Notes due 2010, $2.2 billion in borrowings under various credit facilities and $1.7 billion of proceeds from offerings of our common stock and HIGH TIDES. This was offset by $1.7 billion of repayments on various credit facilities and $52.7 million of financing costs. The increase in cash provided from financing activities in 2000 is primarily due to the debt and equity offerings issued during 2000, as well as the HIGH TIDES offerings.

     As discussed in Note 19 of the Notes to Consolidated Financial Statements and under the caption "Item 1 -- Business -- Recent Developments", there is considerable uncertainty surrounding the California power market. Regardless of the resolution of the current situation, we do not believe that a possible uncollectibility of remaining receivables from PG&E would have a material adverse effect on our liquidity or cash flows. However, failure to collect a significant portion of the receivables could have a materially adverse effect on our Statement of Operations.

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

  Credit Facilities (see Note 7 of the Notes to Consolidated Financial
Statements)

     At December 31, 2000, we maintained a borrowing base in Canada of Cdn $304.0 million (approximately US $202.7 million at December 31, 2000) under three facilities. At December 31, 2000, we had US $144.5 million outstanding under these facilities. The facilities bear interest at variable rates. The weighted average rate for each of the facilities in 2000 was 8.52%. Additionally, commitment fees of 0.25% accrue on any unused portion of these facilities.

     At December 31, 2000, we through our wholly owned subsidiary CNGC, maintained a borrowing base of $99.1 million with Bank One, Texas N.A. under two facilities. In August 2000, we repaid the outstanding balance of $93.3 million and terminated the agreement. As of December 31, 1999, CNGC had total borrowings of $97.8 million outstanding under this facility. The facility bore interest at variable rates. At December 31, 1999, the interest rate was 8.6%. The lines of credit were secured by CNGC's oil and gas properties.

     At December 31, 2000, we had an amended and restated $400.0 million, three-year revolving line of credit with a consortium of commercial lending institutions with the Bank of Nova Scotia as agent, which replaced an existing $100.0 million credit facility. A maximum of $200.0 million of the credit facility may be allocated to letters of credit. At December 31, 2000, we had $40.0 million in borrowings and $157.9 million of letters of credit outstanding under the amended and restated credit facility. At December 31, 1999, we had no borrowings and $28,800 in letters of credit outstanding under this credit facility. The interest rate ranged from 7.88% to 9.75% during 2000.

  Project Financing (see Note 8 of the Notes to Consolidated Financial
Statements)

     In November 1999, we entered into a credit agreement for $1.0 billion through our wholly owned subsidiary Calpine Construction Finance Company L.P. with a consortium of banks with the lead arranger being The Bank of Nova Scotia and the lead arranger syndication agent being Credit Suisse First Boston. The non-recourse credit facility is utilized to finance the construction of the our diversified portfolio of gas-fired power plants currently under development. We currently intend to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of December 31, 2000, we had $544.8 million in borrowings outstanding under the facility. Borrowings under this facility bear variable interest.

     In October 2000, we entered into a credit agreement for $2.5 billion through our wholly owned subsidiary Calpine Construction Finance Company II, LLC with a consortium of banks with the lead arrangers being The Bank of Nova Scotia and Credit Suisse First Boston. The non-recourse credit facility is utilized to finance the construction of our diversified portfolio of gas-fired power plants currently under development. We currently intend to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of December 31, 2000, we had $156.8 million in borrowings outstanding under the facility. Borrowings under this facility bear variable interest.

     As part of our acquisition of the Auburndale Power Plant, we assumed a facility that provides for project financing loans aggregating $126.0 million. Amounts outstanding under the facility bear variable interest. The weighted average interest rate for this facility was 7.51% during 2000 and $121.5 million was outstanding under the facility at December 31, 2000.

     On December 17, 1999, we acquired 80% of the common stock of CGCA which owns 100% of the Newark and Parlin Power Plants ("Newark & Parlin"). At December 31, 2000 there was $116.7 million outstanding on a fifteen year non-recourse term loan which is a joint and severable liability of Newark & Parlin. The interest rate on the outstanding principal is variable. As of December 31, 2000, $116.7 million was outstanding under the facility. The weighted average interest rate during 2000 was 7.68%.

     As part of our acquisition of SkyGen, we assumed a term loan for the Broad River Energy Center and a steam injection addition loan, with the latter expected to be converted to a term loan in 2001. Both the project loan and the steam injection addition loan mature on March 1, 2007. The construction loans require only variable interest payments through the conversion date, and blended payments of principal and interest following conversion to a term loan. As of December 31, 2000, $115.9 million was outstanding under the facilities. The weighted average interest rate during 2000 was 8.02%.

     As part of our acquisition of SkyGen, we entered into financing to construct the Pine Bluff Energy Center. As part of the related credit agreement, the lenders will provide a facility whereby the Company can borrow up to $142.0 million to fund construction. Of this amount, $32.0 million is secured by guarantees or letters of credit from the members or their affiliates. Upon completion of construction (the "Conversion Date"), equity contributions of $32.0 million will be made to repay a portion of the construction loan and the balance of the construction loan will be converted to a term loan. The term loan will consist of three tranches: Tranche A in the amount of $30.0 million with a maturity date of 8 1/2 years from the Conversion Date, Tranche B in the amount of $45.0 million with a maturity date of 13 1/2 years from the Conversion Date, and Tranche C in the amount of $35.0 million with a maturity date of 17 1/2 years from the Conversion Date. Interest on the construction loan is variable. For 2000, the interest rate averaged 8.22%. As of December 31, 2000, we had $113.2 million in outstanding borrowings.

     As part of our acquisition of SkyGen, we have entered into an arrangement with a syndicate of commercial banks to obtain financing to construct the Hog Bayou Energy Center. As part of the related credit agreement, the lenders will provide a facility to fund construction whereby we can borrow up to $38.0 million under an equity bridge loan and $104.6 million under a construction loan. The equity bridge loan matures on December 31, 2001 and the construction loan matures on December 31, 2002. As of December 31, 2000, we had borrowed $38.0 million under the equity bridge loan and $70.0 million under the construction loan. The facilities had a weighted average interest rate of 8.24% during 2000.

     As part of our acquisition of SkyGen, we entered into financing for the construction of the RockGen Energy Center. As part of the related credit agreement, the lender provided a facility whereby we can borrow up to $152.6 million to fund construction. Construction loans consist of a project loan of $143.7 million and a steam injection addition loan of $8.9 million. Upon completion of construction, the balance of the construction loans will be converted to a term loan. The term loan consists of two tranches: Tranche A in the amount of $143.7 million, and Tranche B in the amount of $8.9 million. Both the project loan and the steam injection addition loan mature on March 1, 2007. Interest on the construction loans is variable. As of December 31, 2000, we had borrowings of $89.8 million. The weighted average interest rate during 2000 was 7.97%.

     On December 17, 1999, we acquired 80% of the common stock of CGCA which owns 100% of Morris LLC ("Morris"). In 1997, Morris entered into a construction and term loan agreement to provide non-recourse project financing for a major portion of the Morris Project. The agreement provides $85.6 million of 5 year term loan commitments and $5.4 million in letter of credit commitments. As of December 31, 2000, $85.6 million was outstanding as a term loan under the agreement and no amounts were pledged under the letter of credit. Interest on the term loan is variable. The weighted average interest rate during 2000 was 7.39%.

     As part of our acquisition of SkyGen, we assumed a term loan for the DePere Energy Center, which had a weighted average interest rate of 7.68% during 2000. As of December 31, 2000, we had $47.2 million of outstanding borrowings.

     In December 2000, we acquired the remaining interest in the Dighton Power Plant. We assumed project financing for the plant. The weighted average interest rate during 2000 was 7.79%. At December 31, 2000 we had $32.8 million of outstanding borrowings.

     In August 1996, we entered into an agreement with Banque Nationale de Paris ("BNP") to finance the acquisition of the Gilroy Power Plant. In April 1999, we repaid the entire loan of $120.6 million to BNP with a portion of the net proceeds from the offering of Senior Notes due 2006. We recorded an extraordinary loss of

$1.2 million after taxes as a result of the repayment for the write-off of unamortized deferred financing cost associated with the BNP financing.

     On January 4, 1999, we entered into a credit agreement with ING (U.S.) Capital LLC ("ING") to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. On August 31, 2000, we repaid the outstanding balance of $224.2 million under the credit agreement.

 Capital Markets Offerings (see Notes 9, 11 and 14 of the Notes to Consolidated Financial Statements)

     On February 10, 2000, we through our wholly-owned subsidiary, Calpine Capital Trust II, a statutory business trust created under Delaware law, completed a private offering of 7,200,000 HIGH TIDES at a value of $50.00 per share. The gross proceeds from the offering were $360.0 million.

     On August 9, 2000, we completed a public offering of 23,000,000 shares of our common stock at $34.75 per share. The gross proceeds from the offering were $799.3 million.

     On August 10, 2000, we completed a public offering of $250.0 million of our 8 1/4% Senior Notes due 2005 and $750.0 million of our 8 5/8% Senior Notes due 2010. The 8 1/4% Senior Notes mature on August 15, 2005 and interest is payable semi-annually. The 8 5/8% Senior Notes mature on August 15, 2010 and interest is payable semi-annually. Both issuances of the Senior Notes may be redeemed at any time prior to their respective stated maturity at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus accrued and unpaid interest plus a make-whole premium.

     On August 9, 2000, we through our wholly-owned subsidiary, Calpine Capital Trust III, a statutory business trust created under Delaware law, completed a private offering of 10,350,000 HIGH TIDES at a price of $50.00 per share. The gross proceeds from the offering were $517.5 million. The net proceeds from the private offering were used by our subsidiary to invest in our convertible subordinated debentures, which represent substantially all of the subsidiary's assets.

  Debt Maturities

     At December 31, 2000, we also had $105.0 million of outstanding 9 1/4% Senior Notes Due 2004, which mature on February 1, 2004, with interest payable semi-annually on February 1 and August 1 of each year. In addition, we had $171.8 million of outstanding 10 1/2% Senior Notes Due 2006, which mature on May 15, 2006, with interest payable semi-annually on May 15 and November 15 of each year. During 1997, we issued $275.0 million of 8 3/4% Senior Notes Due 2007, which mature on July 15, 2007, with interest payable semi-annually on January 15 and July 15 of each year. During 1998, we issued $400.0 million of 7 7/8% Senior Notes Due 2008, which mature on April 1, 2008, with interest payable semi-annually on April 1 and October 1 of each year. During 1999, we issued $350.0 million of 7 3/4% Senior Notes Due 2009, which mature on April 15, 2009, with interest payable semi-annually on April 15 and October 15 of each year. Also during 1999, we issued $250.0 million of our 7 5/8% Senior Notes Due 2006, which mature on April 15, 2006, with interest payable semi-annually on April 15 and October 15.

     The annual principal maturities of the borrowings under lines of credit, project financings, notes payable, senior notes and capital lease obligations as of December 31, 2000, are as follows (in thousands):

2001.....................................................  $   61,558
2002.....................................................      98,151
2003.....................................................     615,616
2004.....................................................     371,115
2005.....................................................     283,938
Thereafter...............................................   3,061,538
                                                           ----------
          Total..........................................  $4,491,916
                                                           ==========

OUTLOOK

     Our strategy is to continue our rapid growth by capitalizing on the significant opportunities in the power industry, primarily through our active development and acquisition programs. In pursuing our proven growth strategy, we utilize our extensive management and technical expertise to implement a fully integrated approach to the acquisition, development and operation of power generation facilities. This approach uses our expertise in design, engineering, procurement, finance, construction management, fuel and resource acquisition, operations and power marketing, which we believe provide us with a competitive advantage. The key elements of our strategy are as follows:

     - Development of new and expansion of existing power plants. We are actively pursuing the development of new and expansion of both baseload and peaking capacity at our existing highly efficient, low-cost, gas-fired power plants that replace old and inefficient generating facilities and meet the demand for new generation. Our strategy is to develop power plants in strategic geographic locations that enable us to leverage existing power generation assets and operate the power plants as integrated electric generation systems. This allows us to achieve significant operating synergies and efficiencies in fuel procurement, power marketing and operations and maintenance.

       We currently have twenty-five projects under construction, representing an additional 14,028 megawatts of net capacity. Included in these twenty-five projects is an expansion of our Broad River Energy Center, which represents 360 megawatts. We have also announced plans to develop twenty-eight additional power generation projects, representing a net capacity of 15,142 megawatts. Included in these twenty-eight development projects are seven expansion projects: Pine Bluff Energy Center, DePere Energy Center, Auburndale and the California Peakers (which encompasses expansions of the Gilroy Power Plant, the Watsonville Power Plant, the Greenleaf 2 Power Plant and the King City Power Plant.) These expansion projects represent 917 megawatts.

     - Acquisition of power plants. Our strategy is to acquire power generating facilities that meet our stringent acquisition criteria and provide significant potential for revenue, cash flow and earnings growth, and that provide the opportunity to enhance the operating efficiencies of the plants. We have significantly expanded and diversified our project portfolio through the acquisition of power generation facilities through the completion of numerous acquisitions to date.

     - Enhance the performance and efficiency of existing power projects. We continually seek to maximize the power generation potential of our operating assets and minimize our operating and maintenance expenses and fuel costs. This will become even more significant as our portfolio of power generation facilities expands to 74 power plants with a net capacity of 19,877 megawatts, after completion of our projects currently under construction. We focus on operating our plants as an integrated system of power generation, which enables us to minimize costs and maximize operating efficiencies. We believe that achieving and maintaining a low-cost of production will be increasingly important to compete effectively in the power generation industry.

RISK FACTORS

     We have substantial indebtedness that we may be unable to service and that restricts our activities. We have substantial debt that we incurred to finance the acquisition and development of power generation facilities. As of December 31, 2000, our total consolidated indebtedness was $4.5 billion, our total consolidated assets were $9.7 billion and our stockholders' equity was $2.2 billion. Whether we will be able to meet our debt service obligations and to repay our outstanding indebtedness will be dependent primarily upon the performance of our power generation facilities.

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

     The operating and financial restrictions and covenants in certain of our existing debt agreements limit or prohibit our ability to:

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

     Our ability to repay our debt depends upon the performance of our subsidiaries. Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their earnings and cash flow to service our indebtedness, including our ability to pay the interest on and principal of our senior notes. The project financing agreements of certain of our subsidiaries and other affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of other obligations, including operating expenses, debt service and reserves.

     Our subsidiaries and other affiliates are separate and distinct legal entities and have no obligation to pay any amounts due on our senior notes, and do not guarantee the payment of interest on or principal of these notes. The right of our senior note holders to receive any assets of any of our subsidiaries or other affiliates upon our liquidation or reorganization will be subordinated to the claims of any subsidiaries' or other affiliates' creditors (including trade creditors and holders of debt issued by our subsidiaries or affiliates). As of December 31, 2000, our subsidiaries had $1.5 billion of project financing. We intend to utilize project financing, when appropriate in the future, and this financing will be effectively senior to our senior notes.

     While the indentures impose limitations on our ability and the ability of our subsidiaries to incur additional indebtedness, the indentures do not limit the amount of project financing that our subsidiaries may incur to finance the acquisition and development of new power generation facilities.

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

     Financing for new facilities may not be available to us on acceptable terms in the future. We have financed our existing power generation facilities using a variety of leveraged financing structures, consisting of senior unsecured indebtedness, project financing and lease obligations. Most of our current construction costs are financed through one of our two Calpine Construction Finance Company ("CCFC") non-recourse debt facilities (see Note 8 of the Notes to Consolidated Financial Statements). As construction projects attain commercial operation, we intend to refinance construction debt borrowings under the CCFC facilities with corporate level long-term capital market financings. As of December 31, 2000, we had approximately $4.5 billion of total consolidated indebtedness, $1.5 billion of project financing, $210.9 million of capital lease obligations, $2.6 billion in senior notes and $197.0 million of notes payable and borrowings under lines of credit. Each project financing and lease obligation is structured to be fully paid out of cash flow provided by the facility or facilities. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility. While we intend to utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. We do not believe the existence of non-recourse or lease financing will significantly affect our ability to continue to borrow funds in the future in order to finance new facilities. However, it is possible that we may be unable to obtain the financing required to develop our power generation facilities on terms satisfactory to us.

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

     Our power generation facilities may not operate as planned. Upon completion of our projects currently under construction, we will operate 69 of the 74 power plants in which we will have an interest. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. Although from time to time our power generation facilities have experienced equipment breakdowns or failures, these breakdowns or failures have not had a significant effect on the operation of the facilities or on our results of operations. For calendar year 2000, our gas-fired and geothermal power generation facilities have operated at an average availability of approximately 90% and 97%, respectively. Although our facilities contain various redundancies and back-up mechanisms, a breakdown or failure may prevent the affected facility from performing under applicable power sales agreements. In addition, although insurance is maintained to protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to service principal and interest payments under our financing obligations which could result in losing our interest in the power generation facility.

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

     - price levels relating to the extraction of fluids or power generated, and

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

     The current issues in the California power market could adversely affect our performance. As described within, the California power market is currently in a state of disarray. Two of the three major utilities in California have been widely reported to be facing the prospect of insolvency, including PG&E which is one of our customers and which has defaulted on payments to us. State and federal regulators and legislators, along with the major participants in the market and consumer groups, are attempting to resolve this situation, but the ultimate result of this effort is not yet known. We are actively involved in all aspects of this regulatory, legislative and contractual effort. While we cannot predict the outcome of this very fluid process, or the ultimate impact any such outcome will have upon us, management believes that the resolution of this problem will not have a material adverse effect on our results of operations or financial condition.

     We depend on our electricity and thermal energy customers. A majority of our power generation facilities currently rely on one or more power sales agreements with one or more utilities or other customers for all or substantially all of such facility's revenue. In addition, sales of electricity to two utility customers during 2000, PG&E and Texas Utilities Electric Company, comprised approximately 27.4% and 8.1%, respectively, of our total revenue that year. The loss of any one power sales agreement with any of these customers could have a negative effect on our results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales agreement could have a negative effect on the cash flow available to us and on our results of operations.

     We are subject to complex government regulation which could adversely affect our operations. Our activities are subject to complex and stringent energy, environmental and other governmental laws and regulations. The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. While we believe that we have obtained the requisite approvals for our existing operations and that our business is operated in accordance with applicable laws, we remain subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us that may have a negative effect on our business and results of operations. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects, and completed facilities may not comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures to obtain permits. If a project is unable to function as planned due to changing requirements or local opposition, it may create expensive delays or significant loss of value in a project.

     Our operations are potentially subject to the provisions of various energy laws and regulations, including PURPA, the Public Utility Holding Company Act of 1935, as amended, ("PUHCA"), and state and local regulations. PUHCA provides for the extensive regulation of public utility holding companies and their subsidiaries. PURPA provides QFs (as defined under PURPA) and owners of QFs certain exemptions from certain federal and state regulations, including rate and financial regulations.

     Under present federal law, we are not subject to regulation as a holding company under PUHCA, and will not be subject to such regulation as long as the plants in which we have an interest (1) qualify as QFs, (2) are subject to another exemption or waiver or (3) qualify as an Exempt Wholesale Generator ("EWG") under the Energy Policy Act of 1992. In order to be a QF, a facility must be not more than 50% owned by one or more electric utility companies or electric utility holding companies. In addition, a QF that is a cogeneration facility, such as the plants in which we currently have interests, must produce electricity as well as thermal energy for use in an industrial or commercial process in specified minimum proportions. The QF also must meet certain minimum energy efficiency standards. Generally, any geothermal power facility which produces up to 80 megawatts of electricity and meets PURPA ownership requirements is considered a QF.

     If any of the plants in which we have an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, we could become a public utility holding company, which could subject us to significant federal, state and local regulation, including rate regulation. If we become a holding company, which could be deemed to occur prospectively or retroactively to the date that any of our plants loses its QF status, all our other power plants could lose QF status because, under FERC regulations, a QF cannot be owned by an electric utility or electric utility holding company. In addition, a loss of QF status could, depending on the particular power purchase agreement, allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers. Such events could adversely affect our ability to service our indebtedness, including our senior notes. See "Item
1. -- Business -- Government Regulation -- Federal Energy Regulation -- Federal Power Act Regulation."

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

     In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access to electric utilities' transmission and distribution systems for independent power producers and electricity consumers. In particular, the state of California has restructured its electric industry by providing for a phased-in competitive power generation industry, with a power pool (which had discontinued the bulk of its operation as of February 1, 2001) and an independent system operator, and for direct access to generation for all power purchasers outside the power exchange under certain circumstances. See "Item 1. -- Business -- Recent Developments -- California Power Market."

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

     Competition could adversely affect our performance. The power generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other independent power producers. In recent years, there has been increasing competition in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. In California, the CPUC issued decisions that provide for direct access for all customers as of April 1, 1998. In Texas, recently enacted legislation phases-in a deregulated power market commencing January 1, 2001. Regulatory initiatives are also being considered in other states, including New York and states in New England. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the supply of electricity in the future will increase this pressure. See "Item 1. -- Business -- Recent Developments -- California Power Market."

     Our international investments may face uncertainties. We have an investment in geothermal steam fields located in Mexico and investments in oil and natural gas resources and power development projects in Canada and we may pursue additional international investments. International investments are subject to unique risks and uncertainties relating to the political, social and economic structures of the countries in which we invest. Risks specifically related to investments in non-United States projects may include:

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

     - variations in levels of production, and

     - seasonal variations in energy prices.

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

     The price of our common stock is volatile. The market price for our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     - announcements of developments related to our business,

     - fluctuations in our results of operations,

     - sales of substantial amounts of our securities into the marketplace,

     - general conditions in our industry, the power markets in which we participate, or the worldwide economy,

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

FINANCIAL MARKET RISKS

     From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations. We do not use derivative financial instruments for speculative or trading purposes. The following table summarizes the fair market value of our existing interest rate swap agreements as of December 31, 2000 (dollars in thousands):

                                                  NOTIONAL       WEIGHTED
                                                  PRINCIPAL       AVERAGE           FAIR
                 MATURITY DATE                     AMOUNT      INTEREST RATE    MARKET VALUE
                 -------------                    ---------    -------------    ------------
2001............................................  $ 59,934          7.4%          $   (501)
2007............................................    38,150          8.0%            (3,431)
2007............................................    38,150          8.0%            (3,414)
2007............................................    30,708          7.9%            (3,178)
2007............................................    30,708          7.9%            (3,161)
2009............................................    15,000          6.9%              (601)
2011............................................    59,433          6.9%            (2,491)
2012............................................   121,464          6.5%            (3,677)
2014............................................    72,277          6.7%            (2,608)
2015............................................    22,500          7.0%            (1,523)
2017............................................    50,425          5.9%               868
2018............................................    17,500          7.0%            (1,427)
                                                  --------          ---           --------
          Total                                   $556,249          7.0%          $(25,144)
                                                  ========          ===           ========

     Short-term investments. As of December 31, 2000, we have short-term investments of $149.2 million. These short-term investments consist of highly liquid investments with maturities less than three months. We have the ability to hold these investments to maturity, and as a result, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates.

     Energy price fluctuations. We enter into derivative commodity instruments to reduce our exposure to the impact of price fluctuations, primarily electricity and natural gas prices. Such instruments include over-the-counter financial swaps and physical options with major energy derivative product specialists. All transactions are subject to our risk management policy which does not permit speculative positions. Financial swaps are accounted for under the hedge method of accounting. Current revenues and costs reflect the full effect of price movement on physical options. Cash flows from derivative instruments are recognized as incurred through changes in working capital.

     The fair value gain (loss) of outstanding derivative commodity instruments and the change in fair value that would be expected from a ten percent adverse price change are shown in the table below (in thousands):

                                                                            CHANGE IN FAIR
                                                                              VALUE FROM
                                                                             10% ADVERSE
                                                              FAIR VALUE     PRICE CHANGE
                                                              ----------    --------------
At December 31, 2000
  Refined Products..........................................   $    (50)       $    (35)
  Electricity...............................................     (2,937)           (429)
  Natural Gas...............................................    105,825         (71,964)
                                                               --------        --------
          Total(1)..........................................   $102,838        $(72,428)
                                                               ========        ========

---------------
(1) Total includes the fair market value of the physical options of $1.2 million, excluded in Note 2 to the Consolidated Financial Statements.

     All hedge positions offset physical positions exposed to the cash market. None of the offsetting physical positions are included in the above table.

     The fair value of over-the-counter instruments is estimated based on quoted market prices of comparable contracts.

     Price changes were calculated by assuming an across-the-board ten percent adverse price change regardless of term or historical relationship between the contract price of an instrument and the underlying commodity price. In the event of an actual ten percent change in prompt month prices, the fair value of Calpine's derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133." The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." Calpine formally adopted these accounting requirements on January 1, 2001. Calpine currently holds four classes of derivative instruments that will be impacted by the new pronouncements -- interest rate swaps, foreign currency swaps, commodity financial instruments, and commodity contracts.

     Upon adoption of SFAS No. 133, the fair values of derivative instruments designated as hedges will be recorded on the balance sheet as an asset or liability at their fair value. The difference between the carrying value of the derivative and its fair value at the date of adoption shall be recorded as a transition adjustment. In the case of the effective portion of a hedge, which previously addressed the variable cash flow exposure of a transaction, a transition adjustment will be recorded as a cumulative-effect-type adjustment to accumulated Other Comprehensive Income ("OCI"). In the case of the ineffective portion of a hedge, an adjustment will be calculated using the dollar offset method and charged to income or expense on the Income Statement as the effect of a change in accounting principle. The fair values of derivative instruments that are not designated as effective hedges and that do not meet the normal purchase or sale exception of SFAS No. 138 will be recorded on the balance sheet as an asset or liability at fair value and an adjustment will be charged to income or expense on the Income Statement as the effect of a change in accounting principle.

     At the end of each quarter, the changes in fair values of derivative instruments designated as cash flow hedges will be recorded on the balance sheet as an asset or liability. In the case of the effective portion of a hedge, an adjustment will be recorded to OCI. In the case of the ineffective portion of a hedge, an adjustment will be calculated using the dollar offset method and charged to income or expense on the Income Statement. The changes in fair values of derivative instruments that are not designated as effective hedges and that do not meet the normal purchase or sale exception of SFAS No. 138 will be recorded on the balance sheet as an asset or liability and an offset will be charged to income or expense on the Income Statement.

     At January 1, 2001, the FASB had not resolved Derivatives Implementation Group ("DIG") Issue 14-3, dealing with a proposed electric industry normal purchases and sales exception for capacity sales transactions. Calpine has assumed that the FASB will permit the use of this exception for capacity sales contracts that include all of the following characteristics:

     - It is probable at inception and throughout the term of the individual contract that the contract -- if exercised by the holder -- will not settle net, as defined in SFAS No. 133, and will result in physical delivery.

     - The electricity contract would not otherwise be considered an energy trading contract under the Emerging Issues Task Force Issue No. 98-10.

     - The contract meets all other applicable criteria outlined in paragraph 10(b) of SFAS No. 133.

     All capacity sales contracts and other commodity contracts currently held by Calpine meet the above criteria and are therefore subject to the FASB's final decision which is expected in early 2001. Pending the FASB's final decision, Calpine assumes that these contracts will be exempt from derivative accounting treatment under the normal purchases and sales exemption. See Note 2 of the Notes to Consolidated Financial Statements for the financial statement effects if Calpine had adopted SFAS No. 133 on December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors
and Stockholders of Calpine Corporation:

     We have audited the accompanying consolidated balance sheets of Calpine Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calpine Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 14, 2001

                      CALPINE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 2000          1999
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $  588,698    $  349,371
  Accounts receivable, net of allowance of $11,078 and
    $3,343..................................................     649,422       127,485
  Inventories...............................................      36,883        16,417
  Prepaid expenses..........................................      27,515        24,848
  Other current assets......................................      41,165         8,287
                                                              ----------    ----------
         Total current assets...............................   1,343,683       526,408
                                                              ----------    ----------
Property, plant and equipment, net..........................   7,459,055     2,908,056
Investments in power projects...............................     205,621       243,225
Project development costs...................................      38,597        24,018
Notes receivable............................................     217,927        23,548
Restricted cash.............................................      88,618        43,615
Deferred financing costs....................................     139,631        54,215
Other assets................................................     244,125       168,521
                                                              ----------    ----------
         Total assets.......................................  $9,737,257    $3,991,606
                                                              ==========    ==========
                          LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and borrowings under lines of credit,
    current portion.........................................  $    1,087    $   38,867
  Accounts payable..........................................     765,613        84,353
  Project financing, current portion........................      58,486         8,603
  Capital lease obligation, current portion.................       1,985            --
  Income taxes payable......................................      63,409         8,835
  Accrued payroll and related expenses......................      53,667        24,345
  Accrued interest payable..................................      75,865        37,058
  Other current liabilities.................................     149,080        73,250
                                                              ----------    ----------
         Total current liabilities..........................   1,169,192       275,311
                                                              ----------    ----------
Notes payable and borrowings under lines of credit, net of
  current portion...........................................     195,862        97,303
Project financing, net of current portion...................   1,473,869       357,137
Senior notes................................................   2,551,750     1,551,750
Capital lease obligation, net of current portion............     208,876            --
Deferred income taxes, net..................................     567,292       291,458
Deferred lease incentive....................................      60,676        64,245
Deferred revenue............................................      92,511        33,876
Other liabilities...........................................      20,389        23,476
                                                              ----------    ----------
         Total liabilities..................................   6,340,417     2,694,556
                                                              ----------    ----------
Commitments and contingencies (see Note 18)
Company-obligated mandatorily redeemable convertible
  preferred securities of subsidiary trusts.................   1,122,490       270,713
Minority interests..........................................      37,576        61,705
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.001 par value per share; authorized
    10,000,000 shares; none issued and outstanding in 2000
    and 1999................................................          --            --
  Common stock, $.001 par value per share; authorized
    500,000,000 shares in 2000 and 400,000,000 in 1999;
    issued and outstanding 283,715,058 shares in 2000 and
    252,215,680 shares in 1999..............................         284           252
  Additional paid-in capital................................   1,700,505       751,215
  Retained earnings.........................................     536,617       213,165
  Accumulated other comprehensive loss......................        (632)           --
                                                              ----------    ----------
         Total stockholders' equity.........................   2,236,774       964,632
                                                              ----------    ----------
         Total liabilities and stockholders' equity.........  $9,737,257    $3,991,606
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000         1999        1998
                                                            ----------    --------    --------
Revenue:
  Electricity and steam sales.............................  $1,702,320    $760,325    $507,897
  Service contract revenue................................     480,234      43,773      20,249
  Income from unconsolidated investments in power
     projects.............................................      24,639      36,593      25,240
  Interest income on loans to power projects..............       4,827       1,226       2,562
  Other revenue...........................................      70,773       5,818          --
                                                            ----------    --------    --------
          Total revenue...................................   2,282,793     847,735     555,948
                                                            ----------    --------    --------
Cost of revenue:
  Fuel expenses...........................................     612,947     268,734     181,593
  Plant operating expenses................................     220,222     122,707      78,085
  Depreciation expense....................................     154,263      82,812      73,988
  Production royalties....................................      32,325      13,767      10,714
  Operating lease expenses................................      69,419      33,594      17,129
  Service contract expenses...............................     469,500      40,236      17,417
                                                            ----------    --------    --------
          Total cost of revenue...........................   1,558,676     561,850     378,926
                                                            ----------    --------    --------
     Gross profit.........................................     724,117     285,885     177,022
Project development expenses..............................      27,556      10,712       7,165
General and administrative expenses.......................      94,113      48,671      23,181
                                                            ----------    --------    --------
     Income from operations...............................     602,448     226,502     146,676
Interest expense..........................................      56,700      91,162      86,726
Distributions on trust preferred securities...............      44,210       2,565          --
Interest income...........................................     (39,901)    (24,106)    (12,348)
Minority interest, net....................................       2,684          --          --
Other income..............................................      (4,883)     (1,335)     (1,075)
                                                            ----------    --------    --------
     Income before provision for income taxes.............     543,638     158,216      73,373
Provision for income taxes................................     218,951      61,973      27,054
                                                            ----------    --------    --------
     Income before extraordinary charge...................     324,687      96,243      46,319
Extraordinary charge net of tax benefit of $796, $793 and
  $441....................................................       1,235       1,150         641
                                                            ----------    --------    --------
     Net income...........................................  $  323,452    $ 95,093    $ 45,678
                                                            ==========    ========    ========
Basic earnings per common share:
  Weighted average shares of common stock outstanding.....     264,799     209,314     160,969
  Income before extraordinary charge......................  $     1.23    $   0.46    $   0.29
  Extraordinary charge....................................  $    (0.01)   $  (0.01)   $  (0.01)
  Net income..............................................  $     1.22    $   0.45    $   0.28
Diluted earnings per common share:
  Weighted average shares of common stock outstanding
     before dilutive effect of certain trust preferred
     securities...........................................     280,776     222,644     169,311
  Income before extraordinary charge and dilutive effect
     of certain trust preferred securities................  $     1.16    $   0.43    $   0.27
  Dilutive effect of certain trust preferred
     securities(1)........................................  $    (0.05)   $     --    $     --
  Income before extraordinary charge......................  $     1.11    $   0.43    $   0.27
  Extraordinary charge....................................  $    (0.01)   $     --    $     --
  Net income..............................................  $     1.10    $   0.43    $   0.27

---------------
(1) Includes the effect of the assumed conversion of certain trust preferred securities. For the twelve months ended December 31, 2000, the assumed conversion calculation adds 31,746 shares of common stock and $20,841 to the net income results, representing the after tax distribution expense on certain trust preferred securities avoided upon conversion.

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                ACCUMULATED
                                       ADDITIONAL                  OTHER           TOTAL
                              COMMON    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                              STOCK     CAPITAL     EARNINGS       LOSS           EQUITY       INCOME (LOSS)
                              ------   ----------   --------   -------------   -------------   -------------
Balance, December 31,
  1997......................   $160    $  167,402   $ 72,394       $  --        $  239,956
  Issuance of 807,008 shares
     of common stock, net of
     issuance costs.........      1         1,109         --          --             1,110
  Tax benefit from stock
     options exercised and
     other..................     --           222         --          --               222
Comprehensive Income:
  Net income................     --            --     45,678          --            45,678       $ 45,678
  Other comprehensive
     income.................     --            --         --          --                --             --
                                                                                                 --------
  Total comprehensive
     income.................     --            --         --          --                --       $ 45,678
                               ----    ----------   --------       -----        ----------       ========
Balance, December 31,
  1998......................    161       168,733    118,072          --           286,966
                               ----    ----------   --------       -----        ----------
  Issuance of 90,923,032
     shares of common stock,
     net of issuance
     costs..................     91       576,505         --          --           576,596
  Tax benefit from stock
     options exercised and
     other..................     --         5,977         --          --             5,977
Comprehensive Income:
  Net income................     --            --     95,093          --            95,093       $ 95,093
  Other comprehensive
     income.................     --            --         --          --                --             --
                                                                                                 --------
  Total comprehensive
     income.................     --            --         --          --                --       $ 95,093
                               ----    ----------   --------       -----        ----------       ========
Balance, December 31,
  1999......................    252       751,215    213,165          --           964,632
                               ----    ----------   --------       -----        ----------
  Issuance of 27,997,846
     shares of common stock,
     net of issuance
     costs..................     28       782,068         --          --           782,096
  Issuance of 3,501,532
     shares of common stock
     for acquisitions.......      4       120,591         --          --           120,595
  Tax benefit from stock
     options exercised and
     other..................     --        46,631         --          --            46,631
Comprehensive Income:
  Net income................     --            --    323,452          --           323,452       $323,452
  Currency translation
     adjustment.............     --            --         --        (632)             (632)          (632)
                                                                                                 --------
  Total comprehensive
     income.................     --            --         --          --                --       $322,820
                               ----    ----------   --------       -----        ----------       ========
Balance, December 31,
  2000......................   $284    $1,700,505   $536,617       $(632)       $2,236,774
                               ====    ==========   ========       =====        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000          1999         1998
                                                              -----------   -----------   ---------
Cash flows from operating activities:
  Net income................................................  $   323,452   $    95,093   $  45,678
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      141,594        87,210      74,285
    Deferred income taxes, net..............................       62,623        47,944      13,554
    Income from unconsolidated investments in power
      projects..............................................      (24,639)      (36,593)    (25,240)
    Distributions from unconsolidated power projects........       29,979        43,318      27,717
    Loss on sale of assets..................................           --         1,058          --
    Change in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable...................................     (477,126)      (17,258)     10,172
      Notes receivable......................................      (46,066)      (13,919)         --
      Other current assets..................................      (25,324)       (8,555)     24,012
      Other assets..........................................      (43,654)       (9,153)    (28,968)
      Accounts payable and accrued expenses.................      662,635        74,867      17,484
      Other liabilities.....................................       46,856            71       5,885
                                                              -----------   -----------   ---------
         Net cash provided by operating activities..........      650,330       264,083     164,579
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (2,967,495)     (946,701)   (101,039)
  Proceeds from sale and leaseback of plant.................      642,205        71,236         559
  Acquisitions, net of cash acquired........................     (840,928)     (540,587)   (305,263)
  Advances to joint ventures................................     (141,106)      (48,066)     (2,952)
  Decrease (increase) in notes receivable...................     (184,535)        1,270      18,967
  Maturities of collateral securities.......................        6,445         1,850       6,030
  Project development costs.................................      (53,129)      (30,635)    (17,435)
  Decrease (increase) in restricted cash....................      (15,616)        1,216       1,130
                                                              -----------   -----------   ---------
         Net cash used in investing activities..............   (3,554,159)   (1,490,417)   (400,003)
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Borrowings from project financing.........................    1,183,603       155,760      57,874
  Repayments of project financing...........................     (580,111)     (123,386)   (162,145)
  Proceeds from notes payable and borrowings under lines of
    credit..................................................    1,051,225       163,675          --
  Repayments of notes payable and borrowings under lines of
    credit..................................................   (1,117,946)     (129,721)         --
  Proceeds from issuance of Senior Notes....................    1,000,000       600,000     400,000
  Repurchase of Senior Notes................................           --            --      (8,250)
  Proceeds from Company-obligated mandatorily convertible
    preferred securities of a subsidiary trust..............      877,500       276,000          --
  Proceeds from equity offerings, net of issuance costs.....      773,249       597,368          --
  Proceeds from issuance of common stock....................       10,935         2,939       1,110
  Write-off of deferred financing costs.....................        2,031         1,943          --
  Financing costs...........................................      (52,725)      (65,405)     (5,146)
  Other.....................................................       (4,605)           --          --
                                                              -----------   -----------   ---------
         Net cash provided by financing activities..........    3,143,156     1,479,173     283,443
                                                              -----------   -----------   ---------
Net increase in cash and cash equivalents...................      239,327       252,839      48,019
Cash and cash equivalents, beginning of year................      349,371        96,532      48,513
                                                              -----------   -----------   ---------
Cash and cash equivalents, end of year......................  $   588,698   $   349,371   $  96,532
                                                              ===========   ===========   =========
Cash paid during the year for:
  Interest..................................................  $   224,866   $   117,376   $  71,971
  Income taxes..............................................  $   142,659   $    16,116   $   2,167

  The accompanying notes are an integral part of these consolidated financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the generation of electricity in the United States and Canada. In pursuing this single business strategy, the Company is involved in the development, acquisition, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in and operates gas-fired cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States and Canada. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired cogeneration facilities is primarily sold to governmental and industrial users.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include accounts of the Company. Wholly-owned and majority-owned subsidiaries are consolidated. Less-than-majority-owned subsidiaries and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. In the case of the Company's interest in the Lost Pines I project, the proportionate consolidation method is used. For equity method investments, the Company's share of income is calculated according to the Company's equity ownership or according to the terms of the appropriate partnership agreement (see Note 6). All significant intercompany accounts and transactions are eliminated in consolidation. Prior to the Company's acquisition of Unocal's interest in its Geysers geothermal properties on March 19, 1999, the Company used the proportionate consolidation method to account for Thermal Power Company's ("TPC's") 25% ownership in jointly owned geothermal properties.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to future development costs and useful lives of the generation facilities (see Note 3).

     Fair Value of Financial Instruments -- The carrying value of accounts receivable, marketable securities, accounts and other payables approximate their respective fair values due to their short maturities. See Note 9 for disclosures regarding the fair value of the Senior Notes.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

     Inventories -- Operating supplies are valued at the lower of cost or market. Cost for large replacement parts estimated to be used within one year is determined using the specific identification method. For the remaining supplies and spare parts, cost is generally determined using the weighted average cost method.

     Project Development Costs -- The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. Outside services and other third party costs are capitalized for acquisition projects. Upon commencement of construction, these costs are transferred to construction in progress in property, plant and equipment, net. Upon the start-up of plant operations, these costs are generally transferred to property, plant

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

and equipment and amortized over the estimated useful life of the project. Capitalized project costs are charged to expense if the Company determines that the project is impaired.

     Restricted Cash -- The Company is required to maintain cash balances that are restricted by provisions of certain of its debt agreements, lease agreements and by regulatory agencies. The Company's debt agreements specify restrictions based on debt service payments and drilling costs. Regulatory agencies require cash to be restricted to ensure that funds will be available to restore property to its original condition. Restricted cash is invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents for the purposes of the consolidated statements of cash flows.

     Deferred Financing Costs -- The deferred financing costs related to the Company's Senior Notes are amortized over the life of the related debt, ranging from 5 to 10 years using the effective interest rate method (See Note 9). The deferred financing costs associated with the two Calpine Construction Finance Company facilities are amortized over the 4-year facility lives using the straight-line method (See Note 8). Costs incurred in connection with obtaining other financing are deferred and amortized over the remaining life of the related debt, generally ranging from 1 to 20 years.

     Long-Lived Assets -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the impairment of long-lived assets, including goodwill, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

     Major Maintenance -- For major gas turbine generator refurbishments, the Company defers the costs and amortizes them over 3 to 6 years. Geothermal steam turbine refurbishments are expensed as incurred. These two methods are the Company's primary accounting methods for major maintenance. Additionally, the Company accrues in advance for certain non-annual planned maintenance.

     Trust Preferred Securities -- During 1999 and 2000, the Company issued trust preferred securities, which are treated as a minority interest in the balance sheet and reflected as "Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts." The distributions are reflected on the income statement as "distributions on trust preferred securities." Financing costs related to these issuances are netted with the principal amounts and are accreted over the securities' 30-year maturity by the straight-line method (See Note 11).

     Revenue Recognition -- The Company is first and foremost an electric generation company, operating a portfolio of mostly wholly-owned plants but also some plants in which its ownership interest is 50% or less and which are accounted for under the equity method. In conjunction with its electric generation business, the Company also produces, as a by-product, thermal energy for sale to customers, principally steam hosts at its cogeneration sites. In addition the Company acquires and produces natural gas for its own consumption and sells the balance and small amounts of oil to third parties. To protect and enhance the profit potential of its electric generation plants, the Company's Calpine Energy Services, LP ("CES") subsidiary enters into electric and gas hedging, balancing and related transactions in which purchased electricity and gas is resold to third parties. CES acts as a principal, takes title to the commodities purchased for resale and assumes the risks and rewards of ownership, and therefore, in accordance with Staff Accounting Bulletin No. 101 and the Emerging Issues Task Force ("EITF") Issue No. 99-19, CES recognizes revenue on a gross basis, except in the case of qualifying hedge transactions, in which case the net gain or loss from the hedging instrument is recorded in income against the underlying hedged item when the effects of the hedged item are recognized.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Hedged items typically included sales to third parties of natural gas produced, purchases of natural gas to fuel power plants, and sales of generated electricity. Finally, the Company, through Power Systems Mfg., LLC ("PSM"), designs and manufactures spare parts for gas turbines and also generates small amounts of revenue from occasional loans to power projects and by providing operation and maintenance services to unconsolidated power plants. Further details of the Company's revenue recognition policy for each type of revenue transaction is provided below:

        Electricity and Steam Sales -- Electrical energy revenue is recognized upon transmission to the customer, and capacity and ancillary revenue is recognized when contractually earned. In accordance with EITF Issue No. 91-6, revenues from contracts entered into or acquired since May 1992 are recognized at the lesser of amounts billable under the contract or amounts recognizable at an average rate over the term of the contract. The Company's power sales agreements related to Calpine Geysers Company ("CGC") were entered into prior to May 1992. Had the Company applied the methodology described above to the CGC power sales agreements, the revenues recorded for the years ended December 31, 2000, 1999 and 1998 would have been approximately $8.1 million lower, $24.2 million higher and $4.7 million lower, respectively. Net gains or losses from qualified hedges of electricity positions are included in electricity and steam sales.

        Calpine Gilroy Cogen, LP ("Gilroy") had a long-term power purchase agreement ("PPA") with Pacific Gas and Electric Company ("PG&E") for the sale of energy through 2018. The terms of the PPA provided for 120 megawatts of firm capacity and up to 10 megawatts of as-delivered capacity. On December 2, 1999, the California Public Utilities Commission approved the restructuring of the PPA between Gilroy and PG&E. Under the terms of the restructuring, PG&E and Gilroy are each released from performance under the PPA effective November 1, 2002. Under the restructured contract, in addition to the normal capacity revenue for the period, Gilroy will earn from September 1999 to October 2002 restructured capacity revenue it would have earned over the November 2002 through March 2018 time period, for which PG&E issues notes to the Company. At December 31, 2000, Gilroy had $62.3 million of such notes receivable from PG&E. These notes will be paid by PG&E during February 2003 to September 2014 (See Notes 15 and 19 for further discussion).

        Service Contract Revenue -- The Company recognizes revenue from power and gas hedging, balancing and related activities through its wholly owned subsidiary, CES. Revenue generated from CES through sales of purchased power and purchased gas to third parties is recorded as service contract revenue when delivery occurs or a position is settled.

        The Company also performs operations and maintenance services for some of the projects in which it has an interest. Revenue from investees is recognized as service contract revenue on these contracts when the services are performed.

        Income from Unconsolidated Investments in Power Projects -- The Company uses the equity method to recognize as revenue its pro rata share of the net income or loss of the unconsolidated investment until such time, if applicable, as the Company's investment is reduced to zero, at which time equity income is generally recognized only upon receipt of cash distributions from the investee.

        Interest Income on Loans to Power Projects -- The Company recognizes as revenue interest income on loans to power projects in which it invests as the interest is earned and realizable.

        Other Revenues -- Revenue from the sale of crude oil is recognized upon the passage of title, net of royalties and net of gains or losses from qualified hedges. Revenue from natural gas production is recognized using the sales method, net of royalties and net of gains or losses from qualified hedges.

        The Company recognizes revenue from its PSM subsidiary as products are delivered to the customer for smaller orders and on the Percentage of Completion method for certain special large orders under which work is performed over an extended time period.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company's cash accounts are generally held in FDIC insured banks. The Company's accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the United States (see Note 15). The Company generally does not require collateral for accounts receivable.

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

     Energy Marketing Operations -- The Company, through its wholly owned subsidiary CES, markets energy services to utilities, wholesalers, and end users. CES provides these services by entering into contracts to purchase or supply electricity and natural gas, primarily, at specified delivery points and specified future dates. In some cases, CES utilizes financial instruments to manage its exposure to electricity and natural gas price fluctuations, and to a lesser degree, price fluctuations of oil and refined products. On December 31, 2000, CES held swap contracts with several entities in order to hedge these price fluctuations.

     At December 31, 2000, the Company had positions with a net fair value of $104.0 million to protect the Company against the risks of fluctuating market prices. The Company actively manages its positions, and it is the Company's policy to not have any speculative positions. Net gains and losses related to commodity swap contracts are recognized when realized. The Company's credit risk associated with power and fuel contracts results from the risk-of-loss on non-performance by counter parties. The Company reviews and assesses counter party risk to limit any material impact to its financial position and results of operations. The Company does not anticipate non-performance by the counterparties.

     New Accounting Pronouncements -- In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133." The Statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." The Company formally adopted these accounting requirements on January 1, 2001. The Company currently holds four classes of derivative instruments that will be impacted by the new pronouncements -- interest rate swaps, foreign currency swaps, commodity financial instruments, and commodity contracts.

     Upon adoption of SFAS No. 133, the fair values of derivative instruments designated as hedges will be recorded on the balance sheet as an asset or liability at their fair value. The difference between the carrying value of the derivative and its fair value at the date of adoption shall be recorded as a transition adjustment. In the case of the effective portion of a hedge, which previously addressed the variable cash flow exposure of a transaction, a transition adjustment will be recorded as a cumulative-effect-type adjustment to accumulated Other Comprehensive Income ("OCI"). In the case of the ineffective portion of a hedge, an adjustment will be calculated using the dollar offset method and charged to income or expense on the Income Statement as

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

the effect of a change in accounting principle. The fair values of derivative instruments that are not designated as effective hedges and that do not meet the normal purchase or sale exception of SFAS No. 138 will be recorded on the balance sheet as an asset or liability at fair value and an adjustment will be charged to income or expense on the Income Statement as the effect of a change in accounting principle.

     At the end of each quarter, the changes in fair values of derivative instruments designated as cash flow hedges will be recorded on the balance sheet as an asset or liability. In the case of the effective portion of a hedge, an adjustment will be recorded to OCI. In the case of the ineffective portion of a hedge, an adjustment will be calculated using the dollar offset method and charged to income or expense on the Income Statement. The changes in fair values of derivative instruments that are not designated as effective hedges and that do not meet the normal purchase or sale exception of SFAS No. 138 will be recorded on the balance sheet as an asset or liability and an offset will be charged to income or expense on the Income Statement."

     At January 1, 2001, the FASB had not resolved Derivatives Implementation Group ("DIG") Issue 14-3, dealing with a proposed electric industry normal purchases and sales exception for capacity sales transactions. The Company has assumed that the FASB will permit the use of this exception for capacity sales contracts that include all of the following characteristics:

     - It is probable at inception and throughout the term of the individual contract that the contract -- if exercised by the holder -- will not settle net, as defined in SFAS No. 133, and will result in physical delivery.

     - The electricity contract would not otherwise be considered an energy trading contract under the EITF Issue No. 98-10.

     - The contract meets all other applicable criteria outlined in paragraph 10(b) of SFAS No. 133.

     All capacity sales contracts and other commodity contracts currently held by the Company meet the above criteria and are therefore subject to the FASB's final decision which is expected in early 2001. Pending the FASB's final decision, the Company assumes that these contracts will be exempt from derivative accounting treatment under the normal purchases and sales exemption. Had the Company not made this assumption, total assets would have increased by $9.6 million, total liabilities would have increased by $8.5 million and net income would have increased by $1.1 million. The effect on the income statement would be reported as a cumulative effect of change in accounting principle. The table below reflects the amounts (in thousands), by derivative instrument that would be recorded as assets, liabilities, expense, and OCI if the Company adopted SFAS No. 133 on December 31, 2000.

                                                              INTEREST     COMMODITY
                                                                RATE       FINANCIAL
                                                               SWAPS      INSTRUMENTS
                                                              --------    -----------
Current Derivative Asset....................................  $     --     $704,218
Long-Term Derivative Asset..................................       868      120,206
                                                              --------     --------
Total Assets................................................  $    868     $824,424
                                                              ========     ========
Current Derivative Liability................................       501      669,428
Long-Term Derivative Liability..............................    25,510       68,420
Deferred Tax Liability......................................    (9,856)      33,938
                                                              --------     --------
Total Liabilities...........................................  $ 16,155     $771,786
                                                              ========     ========
Other Comprehensive Income..................................  $(15,287)    $ 52,638

     Reclassifications -- Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 3. PROPERTY, PLANT AND EQUIPMENT, NET, AND CAPITALIZED INTEREST

     Property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization.

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

     Geothermal costs, including an estimate of future costs to be incurred, costs to optimize the productivity of the assets, and the estimated costs to dismantle, are amortized by the units of production method based on the estimated total productive output over the estimated useful lives of the related steam fields. Depreciation of the buildings and roads is computed using the straight-line method over their estimated useful lives. It is reasonably possible that the estimate of useful lives, total units of production or total capital costs to be amortized using the units of production method could differ materially in the near term from the amounts assumed in arriving at current depreciation expense. These estimates are affected by such factors as the ability of the Company to continue selling electricity to customers at estimated prices, changes in prices of alternative sources of energy such as hydro-generation and gas, and changes in the regulatory environment.

     Gas-fired power production facilities include cogeneration plants and related equipment and are stated at cost. Depreciation is recorded utilizing the straight-line method over the estimated original useful life of up to 38 years, exclusive of the estimated salvage value, typically 10%. The value of the above-market or below-market pricing provided in power sales agreements and fuel supply contracts acquired is recorded in property, plant and equipment, net and is amortized over the above-market or below-market pricing period in the power sales agreement or fuel supply contract with lives ranging from month-to-month to 28 years. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gains or losses are included in results of operations.

     The Company follows the successful efforts method of accounting for oil and natural gas operations. Under the successful efforts method, capitalized costs relating to proved properties are amortized using the units-of-production method based on estimated proven reserves. The cost of unsuccessful exploration wells is charged to operations.

     As of December 31, 2000 and 1999, the components of property, plant and equipment, net are as follows (in thousands):

                                                                 2000          1999
                                                              ----------    ----------
Geothermal properties.......................................  $  334,585    $  366,059
Oil and gas properties......................................     625,178       214,794
Buildings, machinery and equipment..........................   1,927,803     1,215,063
Power sales agreements......................................     159,337       145,957
Gas contracts...............................................     132,748       122,593
Other.......................................................     178,861        78,735
                                                              ----------    ----------
                                                               3,358,512     2,143,201
Less: accumulated depreciation and amortization.............    (328,461)     (227,059)
                                                              ----------    ----------
                                                               3,030,051     1,916,142
Land........................................................      12,578         3,419
Construction in progress....................................   4,416,426       988,495
                                                              ----------    ----------
Property, plant and equipment, net..........................  $7,459,055    $2,908,056
                                                              ==========    ==========

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Construction in progress is primarily attributable to gas-fired projects under construction. Upon commencement of plant operations, these costs are transferred to Buildings, Machinery and Equipment.

     Capitalized Interest -- The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period. For the years ended December 31, 2000 and 1999, the Company recorded net interest expense of $56.7 million and $91.2 million, respectively, after capitalizing $171.0 million and $39.7 million of interest on general corporate funds used for construction in 2000 and 1999, respectively, and after $36.0 million and $7.6 million of interest capitalized on funds borrowed for specific construction projects in 2000 and 1999, respectively. Upon commencement of plant operations, capitalized interest is amortized over the estimated useful life of the plant. The increase in the amount of interest capitalized during the year ended December 31, 2000 reflects the significant increase in the Company's power plant construction program.

 4. ACQUISITIONS

     The following acquisitions were consummated during the year ended December 31, 1999. All business combinations made during 1999 were accounted for as purchases.

  Unocal Transaction

     On March 19, 1999, the Company acquired Unocal Corporation's Geysers geothermal steam fields in northern California for approximately $102.2 million. The steam fields fuel the Company's power plants located at the Geysers, California. See below.

  PG&E Transactions

     On May 7, 1999, the Company completed the acquisition of 12 Sonoma County and 2 Lake County power plants, located at the Geysers, California from PG&E for approximately $212.8 million. These plants have a combined capacity of approximately 657 megawatts of electricity.

  Aidlin Transaction

     On August 31, 1999, the Company completed the acquisition of an additional 50% interest in the Aidlin Power Plant from Edison Mission Energy and General Electric Capital Corporation for a total purchase price of $7.2 million. The Company previously owned a 5% interest in the project.

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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

the equity method until October 1, 1999. From October 1, 1999 through December 31, 1999, the results of CNGC's operations are consolidated.

  Cogeneration Corporation of America Transaction

     On December 17, 1999, the Company completed the acquisition of 80% of the common stock of Cogeneration Corporation of America, Inc. ("CGCA") for approximately $137.3 million with the remaining 20% being owned by NRG Energy Inc., a subsidiary of Xcel Energy, Inc. As a result of this acquisition the Company received an ownership interest in six natural gas-fired facilities totaling approximately 461 megawatts of capacity and has assumed operations of five of the plants.

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

     The following acquisitions were consummated during the year ended December 31, 2000. All business combinations made during 2000 were accounted for as purchases.

  Western Transaction

     On February 4, 2000, the Company acquired 100% of the stock of Western Gas Resources California ("Western") from Western Gas Resources, Inc. for $14.9 million. Western's assets include the 130-mile Steelhead natural gas pipeline and the remaining interest in the Sacramento River Gas System natural gas pipeline, now 100% owned by Calpine.

  Hidalgo Transaction

     On March 30, 2000, the Company purchased a 78.5% interest in the 502 megawatt Hidalgo Energy Center which was under construction in Edinburg, Texas, from Duke Energy North America for $235 million. The purchase included a cash payment of $134 million and the assumption of a $101 million capital lease obligation. The Hidalgo Energy Center sells power into the Electric Reliability Council of Texas' ("ERCOT") wholesale market. Construction of the facility began in February 1999, and commercial operation was achieved in June 2000.

  KIAC and Stony Brook Transaction

     On May 31, 2000, Calpine acquired the remaining 50% interests in the 105 megawatt Kennedy International Airport Power Plant ("KIAC") in Queens, N.Y. and the 40 megawatt Stony Brook Power Plant located at the State University of New York at Stony Brook on Long Island from Statoil Energy, Inc. The Company paid approximately $71 million in cash and assumed a capital lease obligation relating to the Stony Brook Power Plant. The Company initially acquired a 50% interest in both facilities in December 1997.

  Freestone Transaction

     On June 15, 2000, the Company announced that it had acquired the Freestone Energy Center from Energy Corporation. Freestone is a 1,052 megawatt natural gas-fired energy center under development in Freestone County, Texas. The technologically advanced energy center is currently under construction, with a

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

two-phased commercial start-up beginning in June 2002. The Company paid approximately $61.0 million in cash and assumed certain liabilities. This represented payment for the land and development rights for the Freestone Energy Center, previous progress payments made for four General Electric gas turbines, two steam turbines and related equipment, and development expenditures incurred to date.

  Auburndale Transaction

     On June 30, 2000, the Company acquired from Edison Mission Energy the remaining 50% ownership interest in a 153 megawatt natural gas-fired, combined cycle cogeneration facility located in Auburndale, Fla. The Company paid approximately $22.0 million in cash and assumed certain liabilities, including project level debt. Related to the project level debt was the assumption of an interest rate swap agreement with a notional amount of $121.5 million at December 31, 2000, which effectively converts the project level debt's floating rate to a fixed rate of 6.52% per annum. The Company acquired an initial 50% ownership interest in the Auburndale Power Plant in October 1997.

  Canadian Natural Gas Reserves Transaction

     On July 5, 2000, the Company completed three acquisitions of natural gas reserves for $206.5 million, including the acquisition of Calgary-based Quintana Minerals Canada Corp. ("QMCC"), three fields in the Gulf of Mexico and natural gas assets in the Piceance Basin, Colorado and onshore Gulf Coast.

  Oneta Transaction

     On July 20, 2000, the Company completed the acquisition of the 1,138 megawatt natural gas-fired Oneta Energy Center, under development in Coseta, Oklahoma, from Panda Energy International, Inc.

  Agnews Transaction

     On August 16, 2000, the Company acquired the remaining 80% interest in the Agnews Power Plant, a 29 megawatt natural gas-fired, combined cycle facility located in San Jose, California from GATX Capital Corporation for a total purchase price of $4.9 million. The Company first acquired a 20% equity interest in the Agnews Power Plant in 1990.

  Aidlin Transaction

     On August 31, 2000, the Company acquired the remaining 45% equity interest in the Aidlin Power Plant from an affiliate of Sumitomo Corporation for a total purchase price of $6.4 million. The Company initially acquired a 5% equity interest in the Aidlin Power Plant in 1989, representing Calpine's first megawatt of generation. That interest was increased to 55% with the acquisition of two other partners' interests in 1999. Located in The Geysers region of northern California, Aidlin is a 20 megawatt power plant.

  SkyGen Energy Transaction

     On October 12, 2000, the Company completed the acquisition of Northbrook, Illinois-based SkyGen Energy LLC ("SkyGen") from Michael Polsky and Wisvest Corporation ("Wisvest"), an affiliate of Wisconsin Energy Corp for a total purchase price of $359.1 million. The purchase price included cash payments of $294.2 million and 2,117,742 shares of Calpine common stock (which were valued in the aggregate at $64.9 million at signing of the letter of intent).

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  TriGas Transaction

     On November 15, 2000, the Company acquired TriGas Exploration Inc. ("TriGas"), the Calgary-based oil and gas company, for a total purchase price of $101.1 million. The purchase price included cash payments of $79.6 million, as well as assumed net indebtedness of $21.5 million. The acquisition provided Calpine with natural gas reserves to fuel its proposed Calgary Energy Centre, and a 26.6% working interest in the East Crossfield Gas Plant, extensive pipelines and gathering systems and a significant undeveloped land base with development potential.

  PSM Transaction

     On December 13, 2000, the Company completed the acquisition of Boca Raton, Florida-based PSM for a total purchase price of $16.3 million. The purchase price included cash payments of $5.6 million and 281,189 shares of Calpine common stock (which were valued in the aggregate at $10.7 million at the closing of the agreement). Additionally, the agreement provides for five equal installments of cash payments, totaling $26.7 million, beginning in January 2002, contingent upon future PSM performance. PSM specializes in the design and manufacturing of turbine hot section blades, vanes, combustors and low emissions combustion components.

  EMI Transaction

     On December 15, 2000, the Company completed the acquisition of strategic power assets from Dartmouth, Massachusetts-based Energy Management, Inc. ("EMI") for a total purchase price of $145.0 million. The purchase price included cash payments of $100.0 million and 1,102,601 shares of Calpine common stock (which were valued in the aggregate at $45.0 million at the closing of the agreement). Under the terms of the agreement, the Company acquired the remaining interest in three recently constructed combined-cycle power generating facilities located in Dighton, Massachusetts, Tiverton, Rhode Island, and Rumford, Maine, as well as Calpine-EMI Marketing LLC, a joint marketing venture between Calpine and EMI.

  Pro Forma Effects of Acquisitions

     The table below reflects unaudited pro forma combined results of the Company, Unocal, the power plants acquired from PG&E, Sheridan, Calistoga, CogenAmerica, Vintage, KIAC, Stony Brook, Auburndale, QMCC, Agnews, Aidlin, SkyGen, TriGas, PSM, and EMI as if the acquisitions had taken place at the beginning of fiscal year 2000 and 1999 (in thousands, except per share amounts):

                                                                 2000          1999
                                                              ----------    ----------
Total revenue...............................................  $2,497,559    $1,241,805
Income before extraordinary charge..........................  $  340,354    $  131,919
Net income..................................................  $  339,119    $  130,769
Net income per basic share..................................  $     1.28    $     0.62
Net income per diluted share................................  $     1.15    $     0.59

     In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisitions had been effective at the beginning of fiscal year 2000 and 1999. In addition, they are not intended to be a projection of future results and do not reflect all the synergies that might be achieved from combined operations.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 5. SALE AND LEASEBACK TRANSACTIONS

     On May 7, 1999, the Company entered into a sale and leaseback transaction of its 12 Sonoma County and 2 Lake County power plants, located at the Geysers, California, as well as the Sonoma power plant acquired from the Sacramento Municipal Utility District in 1998. Under the terms of the lease, the Company received $18.5 million in net proceeds and recorded a deferred gain of $15.2 million, which is being amortized as a reduction of operating lease expense over the remaining life of the lease.

     On November 5, 1999, the Company entered into a sale and leaseback transaction of its Calistoga plant. Under the terms of the lease, the Company received $52.8 million in net proceeds and did not record a deferred gain or loss.

     On September 1, 2000, the Company completed a leveraged lease financing transaction to provide the term financing for both Phase I and Phase II of the Pasadena, Texas Cogeneration project. Under the terms of the lease, the Company received $400.0 million in gross proceeds and recorded a deferred gain of approximately $65.0 million, which is being amortized as a reduction of operating lease expense over the remaining life of the lease.

     On December 19, 2000, the Company completed leveraged lease transactions in which the Company sold the Tiverton and Rumford facilities (purchased from EMI) to a single owner lessor for $466.7 million, which then leased the facilities back to the Tiverton and Rumford subsidiaries. The Company guaranteed the obligations of the Tiverton and Rumford subsidiaries under the leases. To finance the transaction, a trust was established to issue $366.0 million of 9.0% pass through certificates due July 15, 2018, which was effected by a private placement by the trust under Rule 144A of the Securities Act of 1933. The Company recorded a deferred gain of approximately $1.7 million, which is being amortized as a reduction of operating lease expense over the remaining life of the lease. In connection with this transaction, the Company issued letters of credit. At December 31, 2000, $52.1 million in letters of credit were outstanding.

     On December 22, 2000, the Company completed a leveraged lease financing transaction of its West Ford Flat and Bear Canyon projects. Under the terms of the agreement, the facilities were incorporated into the Company's Geothermal lease facility, which the Company originally entered into on May 7, 1999. The Company received $81.0 million in gross proceeds and recorded a deferred loss of approximately $8.1 million, which is being amortized as an increase of operating lease expense over the remaining life of the lease.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 6. INVESTMENTS IN POWER PROJECTS

     Investments, which are accounted for under the equity method, are as follows (in thousands):

                                                    OWNERSHIP            DECEMBER 31,
                                                 INTEREST AS OF      --------------------
                                                DECEMBER 31, 2000      2000        1999
                                                -----------------    --------    --------
Sumas Power Plant.............................           (1)         $     --    $     --
Acadia Power Plant............................         50.0%          108,529          --
Grays Ferry Power Plant.......................         40.0%           30,257      21,875
Aries Power Plant.............................         50.0%           22,350          --
Gordonsville Power Plant......................         50.0%           18,060      16,496
Lockport Power Plant..........................         11.4%           14,722      12,406
Bayonne Power Plant...........................          7.5%            8,385       8,490
Tiverton Power Plant(2).......................        100.0%               --      44,853
Rumford Power Plant(2)........................        100.0%               --      44,316
Kennedy International Airport Power
  Plant(2)....................................        100.0%               --      37,880
Stony Brook Power Plant(2)....................        100.0%               --      21,477
Auburndale Power Plant(2).....................        100.0%               --      19,565
Dighton Power Plant(2)........................        100.0%               --      14,875
Other.........................................           --             3,318         992
                                                                     --------    --------
  Total Investments in Power Projects.........                       $205,621    $243,225
                                                                     ========    ========

---------------
(1) See Footnote (1) below detailing the Company's income and distributions from investments in unconsolidated power projects.

(2) The Company acquired the remaining interests in these facilities in 2000 and thereafter consolidated the operations.

     The combined unaudited results of operations and financial position of the Company's equity method affiliates are summarized below (in thousands):

                                                              DECEMBER 31,
                                                ----------------------------------------
                                                   2000           1999           1998
                                                ----------    ------------    ----------
Condensed Statement of Operations:
  Revenue.....................................  $  617,914     $  562,401     $  495,123
  Gross profit................................     217,777        245,314        214,382
  Income from continuing operations...........     161,852        214,520        199,601
  Net income..................................      80,812        113,837        108,563
  Company's share of net income...............      24,639         36,593         25,240
Condensed Balance Sheet:
  Current assets..............................     130,316        167,107        134,794
  Non-current assets..........................   1,424,672      1,306,325      1,240,172
  Total assets................................   1,554,988      1,473,432      1,374,966
  Current liabilities.........................     175,764        121,214        110,957
  Non-current liabilities.....................     951,013      1,087,329        994,570
  Total liabilities...........................   1,126,777      1,208,543      1,105,527

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The following details the Company's income and distributions from investments in unconsolidated power projects (in thousands):

                                  INCOME FROM UNCONSOLIDATED
                                 INVESTMENTS IN POWER PROJECTS            DISTRIBUTIONS
                                 -----------------------------    -----------------------------
                                                FOR THE YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------
                                  2000       1999       1998       2000       1999       1998
                                 -------    -------    -------    -------    -------    -------
Sumas Power Plant(1)...........  $12,951    $21,779    $11,699    $12,951    $21,779    $11,699
Grays Ferry....................    4,737         (3)        --      4,500         --         --
Lockport Power Plant...........    4,391      4,255      3,628      3,752      3,741      3,297
Gordonsville Power Plant.......    4,514      4,299      3,807      2,950      4,000      3,125
Bayonne Power Plant............    2,196      3,426      2,446      2,301      2,808      2,701
Stony Brook Power Plant........     (994)       857        252      1,820        370         --
Auburndale Power Plant.........      599       (712)    (1,377)     1,350      3,250      2,475
Kennedy International Airport
  Power Plant..................   (2,769)     1,968      1,159         --      3,350      4,100
Other..........................     (986)       724      3,626        355      4,020        320
                                 -------    -------    -------    -------    -------    -------
          Total................  $24,639    $36,593    $25,240    $29,979    $43,318    $27,717
                                 =======    =======    =======    =======    =======    =======

---------------
(1) On December 31, 1998, the Partnership agreement governing Sumas Cogeneration Company, L.P. ("Sumas") was amended changing the distributions schedule for the Company from the previously amended agreement dated September 30, 1997. From January 1, 1998 through December, 2000, the Company recorded income equal to the amount of cash received from partnership distributions. The Company received distributions at a rate of 70% of project cashflow until December, 2000 when a cumulative 24.5% pre-tax rate of return was earned on its original investment. As a result, the Company's equity interest in the partnership has been reduced to 0.1%.

     The Company provides for deferred taxes to the extent that distributions exceed earnings.

 7. NOTES PAYABLE AND BORROWINGS UNDER LINES OF CREDIT

     The components of notes payable and borrowings under lines of credit are (in thousands):

                                                                    BORROWINGS        LETTERS OF CREDIT
                                                                    OUTSTANDING          OUTSTANDING
                                                                   DECEMBER 31,          DECEMBER 31,
                                                                -------------------   ------------------
                                                                  2000       1999       2000      1999
                                                                --------   --------   --------   -------
Corporate Revolving Line of Credit..........................    $ 40,000   $     --   $157,900   $28,800
Calpine Canada Note Payable and Borrowings under Line of
  Credit....................................................     144,500         --         48        --
Calpine Natural Gas Company Line of Credit..................          --     97,750         --        --
Other.......................................................      12,449     38,420     10,810    10,810
                                                                --------   --------   --------   -------
         Total Notes Payable and borrowings under lines of
           credit...........................................    $196,949   $136,170   $168,758   $39,610
                                                                --------   --------   --------   -------
Less: Notes Payable and borrowings under lines of credit,
  current portion...........................................       1,087     38,867
                                                                --------   --------
Notes Payable and borrowings under lines of credit, net of
  current portion...........................................    $195,862   $ 97,303
                                                                ========   ========

     In May 2000, Calpine entered into an amended and restated $400.0 million, three-year revolving line of credit with a consortium of commercial lending institutions with the Bank of Nova Scotia as agent, which replaced an existing $100.0 million credit facility. A maximum of $200.0 million of the credit facility may be allocated to letters of credit. At December 31, 2000, the Company had $40.0 million in borrowings and

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

$157.9 million of letters of credit outstanding under the amended and restated credit facility. At December 31, 1999, the Company had no borrowings and $28,800 in letters of credit outstanding under this credit facility. Borrowings bear variable interest and interest is paid on the last day of each interest period for such loans, at least quarterly. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of December 31, 2000 and 1999. Commitment fees related to this line of credit are charged based on the unused credit. The interest rate ranged from 7.88% to 9.75% during 2000.

     The Company, through its wholly owned Canadian subsidiaries, maintains a borrowing base in Canada of Cdn. $304.0 million (approximately US $202.7 million at December 31, 2000) under three facilities. At December 31, 2000, the Company had US $144.5 million outstanding under these facilities. The facilities bear interest at variable rates. The weighted average rate for each of the facilities in 2000 was 8.52%. Additionally, commitment fees of 0.25% accrue on any unused portion of these facilities. The lines of credit are secured by the Company's oil and gas reserves in Canada. As of December 31, 2000, the Company was in compliance with all covenants required under these facilities.

     In 1999, the Company, through its wholly owned subsidiary CNGC, maintained a borrowing base of $99.1 million with Bank One, Texas N.A. under two facilities. In August 2000, the Company repaid the outstanding balance of $93.3 million and terminated the agreement. As of December 31, 1999, CNGC had total borrowings of $97.8 million outstanding under this facility. The facility bore interest at variable rates. At December 31, 1999, the interest rate was 8.6%. The lines of credit were secured by CNGC's oil and gas properties. The Company was in compliance with the financial covenants required by the facility as of December 31, 1999.

     Additionally, in connection with repayment of outstanding borrowings in August 2000, the termination of certain credit agreements and the related write-off of unamortized deferred financing costs, the Company recorded an extraordinary loss of $1.2 million after taxes.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 8. PROJECT FINANCING AND INTEREST RATE SWAP AGREEMENTS

     The components of project financing as of December 31, 2000 and 1999 are (in thousands):

                                                                                         LETTERS OF
                                 INTEREST                         OUTSTANDING AT           CREDIT
                                  RATE(1)                          DECEMBER 31,        OUTSTANDING(3)
                                -----------                    ---------------------   --------------
           PROJECTS             2000   1999   FINAL MATURITY      2000        1999          2000
           --------             ----   ----   --------------   ----------   --------   --------------
Calpine Construction Finance
  Company(2)..................  8.39%    --        2004        $  701,644   $     --      $     --
Auburndale Power Plant........  7.51%    --        2012           121,464         --            --
Newark & Parlin Power
  Plants......................  7.68%  6.51%       2011           116,715    125,318            --
Broad River Energy Center.....  8.02%    --        2007           115,880         --        34,831
Pine Bluff Energy Center......  8.22%    --        2018           113,197         --        21,333
Hog Bayou Energy Center.......  8.24%    --        2002           107,974         --        29,003
RockGen Energy Center.........  7.97%    --        2007            89,840         --        16,095
Morris Power Plant............  7.39%  7.50%       2004            85,600     85,622            --
DePere Energy Center..........  7.68%    --        2017            47,243         --         4,444
Dighton Power Plant...........  7.79%    --        2019            32,798         --            --
Pasadena Power Plant..........    --   5.58%       2005                --    154,800            --
                                                               ----------   --------      --------
          Total...............                                  1,532,355    365,740      $105,706
                                                                                          ========
Less: current portion.........                                     58,486      8,603
                                                               ----------   --------
Long-term project financing...                                 $1,473,869   $357,137
                                                               ==========   ========

---------------
(1) Weighted average rate before giving effect to amortization of financing cost or interest rate swaps. The fair value of each of the project financings approximates the carrying value.

(2) Represents rate at December 31, 2000.

(3) No letters of credit associated with project financings in 1999.

  Calpine Construction Finance Company Debt

     In November 1999, the Company entered into a credit agreement for $1.0 billion through its wholly owned subsidiary Calpine Construction Finance Company L.P. with a consortium of banks with the lead arranger being The Bank of Nova Scotia and the lead arranger syndication agent being Credit Suisse First Boston. The non-recourse credit facility is utilized to finance the construction of the Company's diversified portfolio of gas-fired power plants currently under development. The Company currently intends to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of December 31, 2000, the Company had $544.8 million in borrowings outstanding under the facility. Borrowings under this facility bear variable interest. The credit facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of December 31, 2000. The interest rate at December 31, 2000 was 8.44%. The interest rate ranged from 7.38% to 9.50% during 2000.

     In October 2000, the Company entered into a credit agreement for $2.5 billion through its wholly owned subsidiary Calpine Construction Finance Company II, LLC with a consortium of banks with the lead arrangers being The Bank of Nova Scotia and Credit Suisse First Boston. The non-recourse credit facility is utilized to finance the construction of the Company's diversified portfolio of gas-fired power plants currently under development. The Company currently intends to refinance this construction facility in the long-term capital markets prior to its four-year maturity. As of December 31, 2000, the Company had $156.8 million in borrowings outstanding under the facility. Borrowings under this facility bear variable interest. The credit

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

facility specifies that the Company maintain certain covenants, with which the Company was in compliance as of December 31, 2000. The interest rate at December 31, 2000 was 8.20%. The interest rate ranged from 8.20% to 10.25% during 2000.

  Auburndale Power Plant Debt

     As part of the Company's acquisition of the Auburndale Power Plant, the Company assumed a project loan. This facility provides for project financing loans aggregating $126.0 million. Amounts outstanding under the facility bear interest at variable rates. The weighted average interest rate for 2000 was 7.51%. The effective interest rate for 2000, after giving effect to an interest rate swap, was 7.82%.

  Newark & Parlin Power Plant Debt

     On December 17, 1999, the Company acquired 80% of the common stock of CGCA which owns 100% of the Newark and Parlin Power Plants ("Newark & Parlin"). At December 31, 2000 there was $116.7 million outstanding on a fifteen year non-recourse term loan which is a joint and severable liability of Newark & Parlin. The term loan is secured by all Newark & Parlin assets and a pledge of their capital stock. CGCA has guaranteed repayment of up to $25.0 million of the term loan based on the principal balance of the loan, and also guaranteed payment by Newark & Parlin of all income and franchise taxes when due. CGCA's guarantee is reduced proportionately to the outstanding principal as payments are made on the debt. The balance of the guarantee was $18.8 million as of December 31, 2000. The interest rate on the outstanding principal is variable and averaged 7.68% in 2000. The effective interest rate for 2000, after giving effect to the interest rate swap, was 8.07%. Interest on the loan is payable at least quarterly.

  Broad River Energy Center Debt

     As part of the Company's acquisition of SkyGen, the Company assumed a term loan and a steam injection addition loan for the Broad River Energy Center. The steam injection loan is expected to be converted to a term loan in 2001. The construction loans require only interest payments through the conversion date, and blended payments of principal and interest following conversion to a term loan. Interest on the construction loan is variable and averaged 8.02% for 2000. The effective interest rate for 2000, after giving effect to interest rate swaps, was 7.34%.

  Pine Bluff Energy Center Debt

     As part of the Company's acquisition of SkyGen, the Company entered into construction financing for the Pine Bluff Energy Center. Under the terms of the credit facility, the Company can borrow up to $142.0 million to fund construction. Of this amount, $32.0 million is secured by guarantees or letters of credit from the members or their affiliates. Upon completion of construction, equity contributions of $32.0 million will be made to repay a portion of the construction loan and the balance of the construction loan will be converted to a term loan. The term loan will consist of three tranches: Tranche A in the amount of $30.0 million with a maturity date of 8 1/2 years from the conversion date, Tranche B in the amount of $45.0 million with a maturity date of 13 1/2 years from the conversion date, and Tranche C in the amount of $35.0 million with a maturity date of 17 1/2 years from the conversion date. The construction loan requires only interest payments through the conversion date, and blended payments of principal and interest following conversion to a term loan. Interest on the construction loan is variable and averaged 8.22% during 2000. The effective interest rate for 2000, after giving effect to interest rate swaps, was 7.34%.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Hog Bayou Energy Center Debt

     As part of the Company's acquisition of SkyGen, the Company has entered into an arrangement with a syndicate of commercial banks to obtain financing to construct the Hog Bayou Energy Center. As part of the related credit agreement, the lenders will provide a facility to fund construction whereby the Company can borrow up to $38.0 million under an equity bridge loan and $104.6 million under a construction loan. The equity bridge loan matures on December 31, 2001 and the construction loan matures on December 31, 2002. As of December 31, 2000, the Company has borrowed $38.0 million under the equity bridge loan and $70.0 million under the construction loan. The weighted average interest rate for the facilities was 8.24% in 2000.

  RockGen Energy Center Debt

     As part of the Company's acquisition of SkyGen, the Company entered into financing for the RockGen Energy Center. As part of the related credit agreement, the lender provided a facility whereby the Company can borrow up to $152.6 million in construction loans. Upon completion of construction, the balance of the construction loans will be converted to a term loan which matures on March 1, 2007. The construction loans require only interest payments through the conversion date, and blended payments of principal and interest following the conversion date. The weighted average interest rate during 2000 was 7.97%.

  Morris Power Plant Debt

     On December 17, 1999, the Company acquired 80% of the common stock of CGCA which owns 100% of Morris LLC ("Morris"). In 1997, Morris entered into a construction and term loan agreement to provide non-recourse project financing for a major portion of the Morris Project. The agreement provides $85.6 million of 5-year term loan commitments and $5.4 million in letter of credit commitments. As of December 31, 2000, $85.6 million was outstanding as a term loan under the agreement and no amounts were pledged under the letter of credit. Interest on the term loan is variable and averaged 7.39% in 2000. Borrowings are secured by CGCA's ownership interest in Morris, its cash flows, dividends and any other property of Morris.

  DePere Energy Center Debt

     As part of the Company's acquisition of SkyGen, the Company assumed a term loan. Interest is payable based on the rate of the interest rate swap plus an applicable margin. The weighted average interest rate, before and after swap effects, was 7.68% and 6.43%, respectively.

  Dighton Power Plant Debt

     In December 2000, the Company acquired the remaining interest in the Dighton Power Plant. The Company assumed project financing for the plant. The weighted average interest rate as of December 31, 2000 was 7.79%.

  Pasadena Power Plant Debt

     On January 4, 1999, the Company entered into a credit agreement with ING (U.S.) Capital LLC ("ING") to provide up to $265.0 million of non-recourse project financing for the construction of the Pasadena facility expansion. On August 31, 2000, the Company repaid the outstanding balance of $224.2 million under the credit agreement.

  Additional Interest Rate Swap Agreements

     The Company acquired an interest rate swap agreement with the purchase of the Auburndale Power Plant on June 30, 2000. The agreement was entered into to fix the project's floating rate debt. The swap fixes

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

the interest rate on a notional amount of $121.5 million at a weighted average rate of 6.5%. At December 31, 2000, the fair market value of this hedge was approximately $(3.7) million.

     The Company acquired ten interest rate swap agreements with the purchase of SkyGen on October 12, 2000. The agreements were entered into by SkyGen to fix the floating rate debt for its RockGen, Broad River, DePere, and Pine Bluff projects. The swaps fix the interest rates on an aggregate notional amount of $303.1 million at a weighted average rate of 7.3%. At December 31, 2000, the fair market value of these hedges was approximately $(16.4) million.

     Upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the hedges will be accounted for using the methodology described in Note 2.

 9. SENIOR NOTES

     Senior Notes payable consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                     DECEMBER 31,            FAIR VALUE AS OF
                                                                -----------------------   -----------------------
                             INTEREST RATES   FIRST CALL DATE      2000         1999         2000         1999
                             --------------   ---------------   ----------   ----------   ----------   ----------
    Senior Notes due
      2004.................      9 1/4%            1999         $  105,000   $  105,000   $  105,000   $  106,050
    Senior Notes due
      2005.................      8 1/4%              (2)           250,000           --      246,700           --
    Senior Notes due
      2006.................     10 1/2%            2001            171,750      171,750      178,620      180,939
    Senior Notes due
      2006.................      7 5/8%              (1)           250,000      250,000      239,700      238,050
    Senior Notes due
      2007.................      8 3/4%            2002            275,000      275,000      266,750      275,963
    Senior Notes due
      2008.................      7 7/8%              (1)           400,000      400,000      380,320      384,600
    Senior Notes due
      2009.................      7 3/4%              (1)           350,000      350,000      332,535      320,950
    Senior Notes due
      2010.................      8 5/8%              (2)           750,000           --      726,600           --
                                                                ----------   ----------   ----------   ----------
              Total........                                     $2,551,750   $1,551,750   $2,476,225   $1,506,552
                                                                ==========   ==========   ==========   ==========

---------------
(1) Not redeemable prior to maturity.

(2) Redeemable at any time prior to maturity.

     The Company has completed a series of public debt offerings since 1994. Interest is payable semiannually at specified rates. There are no sinking fund or mandatory redemptions of principal before the maturity dates of each offering. Certain of the Senior Note indentures limit the Company's ability to incur additional debt, pay dividends, sell assets and enter into certain transactions. As of December 31, 2000 the Company is in compliance with all debt covenants relating to the Senior Notes.

  Senior Notes Due 2004

     The Senior Notes due 2004 bear interest at 9 1/4% per year, payable semi-annually on February 1 and August 1 each year and mature on February 1, 2004. The Senior Notes due 2004 are redeemable, at the option of the Company, at any time on or after February 1, 1999 at various redemption prices. In addition, the Company may redeem up to $36.8 million of the Senior Notes due 2004 from the proceeds of any public equity offering. The effective interest rate on the $105.0 million, after amortization of deferred financing costs, was 9.6%.

  Senior Notes Due 2005

     On August 10, 2000, the Company completed a public offering of $250.0 million of its 8 1/4% Senior Notes due 2005 ("Senior Notes due 2005"). The Senior Notes due 2005 bear interest at 8 1/4% per year, payable semi-annually on August 15 and February 15 and mature on August 15, 2005. The Senior Notes due 2005

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

may be redeemed at any time prior to maturity at a redemption price equal to 100% of their principal amount plus accrued and unpaid interest plus a make-whole premium. The effective interest rate on the $250.0 million, after amortization of deferred financing costs, was 8.6%.

  Senior Notes Due 2006

     The Senior Notes due 2006 bear interest at 10 1/2% per year, payable semi-annually on May 15 and November 15 each year and mature on May 15, 2006. The Senior Notes due 2006 are redeemable, at the option of the Company, at any time on or after May 15, 2001 at various redemption prices. In addition, the Company may redeem up to $63.0 million of the Senior Notes due 2006 from the proceeds of any public equity offering. The effective interest rate on the $171.8 million, after amortization of deferred financing costs, was 10.8%.

     Additionally, during 1999 the Company completed a public offering of $250.0 million of its 7 5/8% Senior Notes due 2006 ("1999 Senior Notes due 2006"). The 1999 Senior Notes due 2006 bear interest at 7 5/8% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2006. The 1999 Senior Notes due 2006 are not redeemable prior to maturity. The effective interest rate on the $250.0 million, after amortization of deferred financing costs, was 7.9%.

  Senior Notes Due 2007

     The Senior Notes due 2007 bear interest at 8 3/4% per year, payable semi-annually on January 15 and July 15 each year and mature on July 15, 2007. The Senior Notes due 2007 are redeemable, at the option of the Company, at any time on or after July 15, 2002 at various redemption prices. In addition, the Company may redeem up to $96.3 million of the Senior Notes due 2007 from the proceeds of any public equity offering. The effective interest rate on the $275.0 million, after amortization of deferred financing costs, was 9.1%.

  Senior Notes Due 2008

     The Senior Notes due 2008 bear interest at 7 7/8% per year, payable semi-annually on April 1 and October 1 each year and mature on April 1, 2008. The Senior Notes due 2008 are not redeemable prior to maturity. The effective interest rate on the $400.0 million, after amortization of deferred financing costs, was 8.0%.

  Senior Notes Due 2009

     The Senior Notes due 2009 bear interest at 7 3/4% per year, payable semi-annually on April 15 and October 15 and mature on April 15, 2009. The Senior Notes due 2009 are not redeemable prior to maturity. The effective interest rate on the $350.0 million, after amortization of deferred financing
costs, was 7.9%.   Senior Notes Due 2010

     On August 10, 2000, the Company completed a public offering of $750.0 million of its 8 5/8% Senior Notes due 2010 ("Senior Notes due 2010"). The Senior Notes due 2010 bear interest at 8 5/8% per year, payable semi-annually on August 15 and February 15 and mature on August 15, 2010. The Senior Notes due 2010 may be redeemed at any time prior to maturity at a redemption price equal to 100% of their principal amount plus accrued and unpaid interest plus a make-whole premium. The effective interest rate on the $750.0 million, after amortization of deferred financing costs, was 8.7%.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Annual Debt Maturities

     The annual principal maturities of the borrowings under lines of credit, project financings, notes payable and senior notes as of December 31, 2000 are as follows (in thousands):

2001.....................................................  $   59,573
2002.....................................................      96,033
2003.....................................................     612,552
2004.....................................................     367,554
2005.....................................................     279,964
Thereafter...............................................   2,865,378
                                                           ----------
          Total..........................................  $4,281,054
                                                           ==========

10. CAPITAL LEASE OBLIGATIONS

     During 2000, the Company assumed and began to consolidate capital leases in conjunction with the acquisitions of the Hidalgo Energy Center, the Stony Brook Power Plant and the Agnews Power Plant. The asset balances for the leased assets totaled $181.7 million at December 31, 2000, with accumulated amortization of $3.4 million.

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000 (in thousands):

Year Ending December 31:
2001........................................................  $  17,215
2002........................................................     17,174
2003........................................................     17,956
2004........................................................     18,223
2005........................................................     18,369
Thereafter..................................................    349,562
                                                              ---------
          Total minimum lease payments......................    438,499
                                                              ---------
Less: Amount representing interest(1).......................   (227,638)
                                                              ---------
  Present value of net minimum lease payments...............  $ 210,861
                                                              =========
Less: Capital lease obligation, current portion.............     (1,985)
                                                              ---------
  Capital lease obligation, net of current portion..........  $ 208,876
                                                              =========

---------------
(1) Amount necessary to reduce net minimum lease payments to present value calculated at the implicit interest rates of the leases at their inception.

11. TRUST PREFERRED SECURITIES

     In 1999 and 2000, the Company, through its wholly-owned subsidiaries, Calpine Capital Trust, Calpine Capital Trust II and Calpine Capital Trust III, statutory business trusts created under Delaware law, (collectively, "the Trusts") completed offerings of Remarketable Term Income Deferrable Equity Securities ("trust preferred securities" or "HIGH TIDES") at a value of $50.00 per share. In 1999, the Company and Calpine Capital Trust had a private placement of 5,520,000 shares, including the purchasers' option. In January and February of 2000 the Company and Calpine Capital Trust II privately placed 7,200,000 shares, including the purchasers' option. In August 2000, the Company and Calpine Capital Trust III privately placed

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10,350,000 shares, including the underwriters' over-allotment option. At December 31, 2000, the balance for each of these issuances was $268.2, $350.9 and $503.4, respectively.

     The net proceeds from each of the offerings were used by the Trusts to invest in convertible subordinated debentures of the Company, which represent substantially all of the respective trusts' assets. The Company has effectively guaranteed all of the respective trusts' obligations under the trust preferred securities. The trust preferred securities accrue distributions at rates of 5 3/4%, 5 1/2% and 5% per annum, respectively, and have liquidation values of $50.00 per share. The Company has the right to defer the interest payments on the debentures for up to twenty consecutive quarters, which would also cause a deferral of distributions on the trust preferred securities. Currently, the Company has no intention of deferring interest payments on the debentures. The trust preferred securities are convertible into shares of the Company's common stock at the holder's option on or prior to the tender notification date, at rates of 3.4260, 1.9524 and 1.1510 shares, respectively, of common stock for each trust preferred security.

     The 1999 issuance may be redeemed at any time on or after November 5, 2002 at a redemption price equal to 101.44% of the principal amount plus any accrued and unpaid interest declining to 100% of the principal amount on or after November 5, 2003. The second issuance of HIGH TIDES may be redeemed at any time on or after February 5, 2003 at a redemption price equal to 101.375% of the principal amount plus any accrued and unpaid distributions declining to 100% of the principal amount on or after February 5, 2004. The August 2000 issuance may be redeemed at any time on or after August 5, 2003 at a redemption price equal to 101.25% of the principal amount plus any accrued and unpaid distributions declining to 100% of the principal amount on or after August 5, 2004.

12. PROVISION FOR INCOME TAXES

     The components of the deferred income taxes, net as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                2000         1999
                                                              ---------    ---------
Expenses deductible in a future period......................  $  27,896    $   7,949
Net operating loss and credit carryforwards.................     41,472       50,358
Other differences...........................................        290        1,545
                                                              ---------    ---------
  Deferred tax assets.......................................     69,658       59,852
                                                              ---------    ---------
Property differences........................................   (621,082)    (340,164)
Difference in taxable income and income from investments
  recorded on the equity method.............................         --       (2,305)
Other differences...........................................    (15,868)      (8,841)
                                                              ---------    ---------
  Deferred tax liabilities..................................   (636,950)    (351,310)
                                                              ---------    ---------
     Net deferred income taxes..............................  $(567,292)   $(291,458)
                                                              =========    =========

     The net operating loss and credit carryforwards consist of federal and state net operating loss carryforwards which expire 2005 through 2014 and federal depletion deduction carryforwards which can be carried forward indefinitely. The federal and state net operating loss carryforwards available are subject to limitations on annual usage. It is expected that they will be fully utilized before expiring. At December 31, 2000, federal and state alternative minimum tax credit carryforwards were fully utilized. Realization of the deferred tax assets and federal net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following (in thousands):

                                                         2000       1999       1998
                                                       --------    -------    -------
Current:
  Federal............................................  $214,169    $26,564    $ 1,582
  State..............................................    40,596      6,728        277
  Foreign............................................        --         --         --
Deferred:
  Federal............................................   (30,573)    23,142     26,830
  State..............................................    (7,852)     4,305      1,772
     Adjustment in state tax rate (net of federal
       benefit)......................................        --         --     (4,826)
     Revision in prior years' tax estimates..........        --      1,234      1,419
  Foreign............................................     2,611         --         --
                                                       --------    -------    -------
          Total provision............................  $218,951    $61,973    $27,054
                                                       ========    =======    =======

     The Company's effective rate for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from the United States statutory rate, as reflected in the following reconciliation:

                                                              2000    1999    1998
                                                              ----    ----    ----
United States statutory tax rate............................  35.0%   35.0%   35.0%
State income tax, net of federal benefit....................   3.9     3.6     3.8
Depletion allowance.........................................    --      --    (1.5)
Foreign tax at rates other than U.S. statutory..............   0.5      --      --
Other, net..................................................   0.9     0.6    (0.4)
                                                              ----    ----    ----
  Effective income tax rate.................................  40.3%   39.2%   36.9%
                                                              ====    ====    ====

13. EMPLOYEE BENEFIT PLANS

  Retirement Savings Plan

     The Company has a defined contribution savings plan under Section 401(a) and 501(a) of the Internal Revenue Code. The plan provides for tax deferred salary deductions and after-tax employee contributions. Employees are immediately eligible upon hire. Contributions include employee salary deferral contributions and a 3% employer profit-sharing contribution. Employer profit-sharing contributions in 2000, 1999 and 1998 totaled $3.1 million, $1.3 million and $829,000, respectively.

  1996 Employee Stock Purchase Plan

     The Company adopted the 1996 Employee Stock Purchase Plan in July 1996. Eligible employees could purchase up to 2,200,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases were limited to 15 percent of an employee's eligible compensation, and to a maximum value of $25,000 per calendar year based on the IRS code Section 423 limitation. Shares were purchased on January 31, and the plan terminated on February 1, 2000. Under the 1996 plan, 408,300 shares were issued at a weighted average fair value of $2.67 per share in 2000. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date.

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  2000 Employee Stock Purchase Plan

     The Company adopted the 2000 Employee Stock Purchase Plan ("ESPP") in May 2000. Eligible employees may purchase up to 4,000,000 shares of common stock at semi-annual intervals through periodic payroll deductions. Purchases are limited to a maximum value of $25,000 per calendar year based on the IRS code Section 423 limitation. Shares are purchased on May 31 and November 30 of each year until termination of the plan on May 30, 2002. Under the ESPP, 221,853 shares were issued at a weighted average fair value of $23.18 per share in 2000. The purchase price is 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date.

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

                                                          2000       1999       1998
                                                        --------    -------    -------
Net income.............................  As reported    $323,452    $95,093    $45,678
                                           Pro Forma     304,544     84,928     42,454
Earnings per share data:
  Basic earnings per share.............  As reported    $   1.22    $  0.45    $  0.28
                                           Pro Forma        1.15       0.41       0.26
  Diluted earnings per share...........  As reported    $   1.10    $  0.43    $  0.27
                                           Pro Forma        1.04       0.38       0.25

     The fair value of options granted in 2000, 1999 and 1998 was $15.33, $5.60 and $2.77 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 67% for 2000, 69% for 1999 and 35% for 1998, risk-free interest rates of 6.69% for 2000, 5.74% for 1999, 5.25% for 1998, respectively, and expected lives of 7 years for 2000, 1999 and 1998.

     As of December 31, 2000, the Company had granted options to purchase 36,849,010 shares of common stock, net of cancellations. Over the life of the SIP, options exercised have equaled 7,337,624, leaving 29,511,386 granted and not yet exercised. Under the SIP, the option exercise price generally equals the stock's fair market value on date of grant. The SIP options generally vest ratably over four years and expire after

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10 years. Changes in options outstanding, granted, exercisable and cancelled by the Company during the years 2000, 1999 and 1998, under the option plan were as follows:

                                                AVAILABLE FOR                     WEIGHTED
                                                  OPTION OR      NUMBER OF        AVERAGE
                                                    AWARD          SHARES      EXERCISE PRICE
                                                -------------    ----------    --------------
Outstanding January 1, 1998...................   12,418,657      20,158,424        $ 0.75
  Additional shares reserved..................    1,604,856              --            --
     Granted..................................   (3,365,800)      3,365,800          2.13
     Exercised................................           --        (270,320)         0.37
     Cancelled................................      178,384        (178,384)         1.96
                                                 ----------      ----------
Outstanding December 31, 1998.................   10,836,097      23,075,520          0.95
  Additional shares reserved..................    1,612,927              --            --
     Granted..................................   (8,247,848)      8,247,848          6.08
     Exercised................................           --      (1,380,944)         0.72
     Cancelled................................       29,600         (29,600)         4.06
                                                 ----------      ----------
Outstanding December 31, 1999.................    4,230,776      29,912,824          2.37
  Additional shares reserved..................    2,522,157              --
     Granted..................................   (4,061,142)      4,061,142         22.17
     Exercised................................           --      (4,341,112)         1.10
     Cancelled................................      121,468        (121,468)        13.60
                                                 ----------      ----------
Outstanding December 31, 2000.................    2,813,259      29,511,386        $ 5.24
                                                 ==========      ==========
Options exercisable:
  December 31, 1998...........................                   15,414,440        $ 0.55
  December 31, 1999...........................                   17,410,052          0.74
  December 31, 2000...........................                   18,557,646        $ 2.25

     The following tables summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                    OUTSTANDING OPTIONS
                           -------------------------------------    OPTIONS EXERCISABLE
                                          WEIGHTED                 ---------------------
                                           AVERAGE      WEIGHTED                WEIGHTED
                                          REMAINING     AVERAGE                 AVERAGE
                           NUMBER OF     CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
RANGE OF EXERCISE PRICES     SHARES     LIFE IN YEARS    PRICE       SHARES      PRICE
------------------------   ----------   -------------   --------   ----------   --------
 $  0.065 - $  0.065        5,156,560       2.00        $  0.065    5,156,560    $0.065
 $  0.570 - $  0.615        3,976,896       4.09           0.597    3,976,896     0.597
 $  0.645 - $  1.070        2,999,856       5.30           1.060    2,999,856     1.060
$  1.105 - $  2.250..       5,305,492       6.79           2.173    3,148,092     2.167
 $  2.345 - $  3.320          645,950       7.07           2.856      587,950     2.895
 $  3.750 - $  3.860        4,032,250       8.12           3.859      896,650     3.859
 $  4.240 - $  9.955        3,398,266       8.57           9.136      933,354     8.935
 $ 10.000 - $ 23.190        3,641,362       6.57          20.129      849,482    17.983
 $ 23.205 - $ 51.282          323,754       9.58          38.092        8,806    30.845
 $100.000 - $100.000           31,000       9.70         100.000           --        --
                           ----------                              ----------
        Total              29,511,386       5.84        $  5.239   18,557,646    $2.250
                           ==========                              ==========

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14. STOCKHOLDERS' EQUITY

  Common Stock

     Stock Splits -- On September 20, 1999, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend, effective October 7, 1999, payable to stockholders of record as of September 28, 1999. The Company transferred $27,000 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split.

     On May 18, 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend, effective June 8, 2000, payable to stockholders of record as of May 29, 2000. The Company transferred $64,000 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split.

     On October 23, 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend, effective November 14, 2000, payable to stockholders of record as of November 6, 2000. The Company transferred $140,000 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split.

     All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock splits for all periods presented.

     Equity Offering -- On August 9, 2000, Calpine completed a public offering of 23,000,000 shares of common stock at $34.75 per share. The gross proceeds from the offering were $799.3 million.

  Preferred Stock and Preferred Share Purchase Rights

     On June 5, 1997, the Board of Directors adopted a Stockholders Rights Plan ("Rights Plan") to strengthen the Board of Directors ability to protect the Company's stockholders. The Rights Plan is designed to protect against abusive or coercive takeover tactics that are not in the best interests of the Company and its stockholders. To implement the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share, held on record as of June 18, 1997, and directed the issuance of one Right with respect to each share of Common Stock that shall become outstanding between the Record Date and the Distribution Date. On December 31, 2000, there were 283,715,058 Rights outstanding. Each Right initially represents a contingent right to purchase, under certain circumstances, one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock"), of the Company at a price of $80.00 per Unit, subject to adjustment. The Rights become exercisable and trade independently from the Company's common stock upon the public announcement of the acquisition by a person or group of 15% or more of the Company's common stock, or ten days after commencement of a tender or exchange offer that would result in the acquisition of 15% or more of the Company's common stock. Each Unit of Preferred Stock purchased upon exercise of the Rights will be entitled to a dividend equal to any dividend declared per share of common stock and will have one vote, voting together with the common stock. In the event of liquidation, each share of Preferred Stock will be entitled to any payment made per share of common stock.

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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Rights expire June 18, 2007, unless redeemed earlier by the Company's Board of Directors. The Board of Directors can redeem the Rights at a price of $0.01 per Right at any time before the Rights become exercisable, and thereafter only in limited circumstances.

15. SIGNIFICANT CUSTOMERS

     The Company has two significant customers, Pacific Gas & Electric Company ("PG&E") and Texas Utilities Electric Company ("TUEC"), each of which has accounted for 10% or more of the Company's annual consolidated revenues for certain years between 1998 and 2000. PG&E is the regulated subsidiary of PG&E Corporation. The information on PG&E, disclosed below, excludes PG&E Corporation's non-regulated subsidiary activity. The Company has transactions with certain of the non-regulated subsidiaries which have not been affected by PG&E's solvency problems.

     Revenues earned from these sources for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                             2000        1999        1998
                                                           --------    --------    --------
REVENUES:
PG&E(1).........................                           $624,458    $215,264    $222,593
TUEC............................                            184,017     144,016     128,724

     Receivables at March 9, 2001, December 31, 2000, and 1999 were as follows (in thousands):

                                         MARCH 9,
                                           2001               2000        1999
                                   ---------------------    --------    --------
                                   (UNAUDITED ESTIMATES)
RECEIVABLES:
PG&E Accounts Receivable.........  231,88$8.......          $204,448    $ 33,251
PG&E Notes Receivable(2).........  65,561........             62,336      13,919
                                         --------           --------    --------
          PG&E Total.............  297,44$9.......          $266,784    $ 47,170
                                         ========           ========    ========
TUEC Accounts Receivable.........  15,542$........          $ 25,397    $  9,918

---------------
(1) See Note 19 for further discussion of the California energy situation.

(2) Payments of the notes receivable are scheduled from February 2003 until September 2014 (See Note 2 for further discussion).

     As of March 9, 2001, the Company had received from PG&E subsequent accounts receivable collections of $94.1 million relating to the balances outstanding at December 31, 2000. These collections represent 100% of November 2000 billings and approximately 15% of December billings. Additionally, the Company collected approximately 15% of amounts billed to PG&E in January 2001. The Company continues to sell power to PG&E pursuant to its long-term contracts and believes that the accounts receivable will ultimately be collected. However, the situation in California is highly uncertain and the Company cannot predict the outcome or the timing of payments from PG&E for past due amounts.

     The Company also had combined accounts receivable balances of $45.2 million as of December 31, 2000 due from the California Independent System Operator Corporation ("CAISO") and Automated Power Exchange, Inc. ("APX"). As of March 9, 2001, subsequent collections and 2001 activity resulted in a receivable balance of approximately $8.8 million due from these two entities. CAISO's ability to pay the Company is directly impacted by PG&E's ability to pay CAISO. APX's ability to pay the Company is impacted by PG&E's ability to pay the California Power Exchange ("PX"), which in turn pays APX for

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

energy deliveries by the Company through APX. The Company has provided for a reserve against collection uncertainties for these receivables, which we believe to be adequate.

16. SERVICE CONTRACT REVENUE AND EXPENSE

     Service contract revenue and service contract expense consists primarily of risk management, scheduling, balancing, hedging, and related transactions entered into by CES for the purpose of maintaining operating margins of its generating assets. The cost of purchased electricity and gas that is resold is recorded as service contract expense, while the revenue from the resale is recorded as service contract revenue. The table below shows the composition of these accounts (in thousands):

                                                                2000       1999
                                                              --------    -------
Service contract revenue
  Electric power sales......................................  $366,388    $23,157
  Natural gas sales.........................................   109,043     14,416
  Operations and maintenance (O&M) and other................     4,803      6,200
                                                              --------    -------
          Total.............................................  $480,234    $43,773
                                                              ========    =======
Service contract expense
  Electric power purchases..................................  $365,180    $20,681
  Natural gas purchases.....................................    97,336     12,646
  Operations and maintenance (O&M) and other................     6,984      6,909
                                                              --------    -------
          Total.............................................  $469,500    $40,236
                                                              ========    =======

17. EARNINGS PER SHARE

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain trust preferred securities into the Company's common stock is based on the dilutive common share equivalents and the after tax distribution expense avoided upon conversion. The reconciliation of basic earnings per common share to diluted earnings per share is shown in

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

the following table (in thousands except per share data). All share data has been adjusted to reflect the two-for-one stock splits effective October 7, 1999, June 8, 2000, and November 14, 2000.

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------------
                                                       2000                          1999                         1998
                                            ---------------------------   --------------------------   --------------------------
                                              NET                           NET                          NET
                                             INCOME    SHARES     EPS     INCOME    SHARES     EPS     INCOME    SHARES     EPS
                                            --------   -------   ------   -------   -------   ------   -------   -------   ------
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary charge......  $324,687   264,799   $ 1.23   $96,243   209,314   $ 0.46   $46,319   160,969   $ 0.29
  Extraordinary charge net of tax benefit
    of $796, $793 and $441 for 2000, 1999
    and 1998 respectively.................     1,235              (0.01)    1,150              (0.01)      641              (0.01)
                                            --------   -------   ------   -------   -------   ------   -------   -------   ------
  Net income..............................  $323,452   264,799   $ 1.22   $95,093   209,314   $ 0.45   $45,678   160,969   $ 0.28
                                            ========   =======   ======   =======   =======   ======   =======   =======   ======
  Common shares issuable upon exercise of
    stock options using treasury stock
    method................................              15,977                       13,330                        8,342
                                                       -------                      -------                      -------
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary charge and
    dilutive effect of certain trust
    preferred securities..................  $324,687   280,776   $ 1.16   $96,243   222,644   $ 0.43   $46,319   169,311   $ 0.27
  Dilutive effect of certain trust
    preferred securities..................    20,841    31,746    (0.05)       --        --       --        --        --       --
  Income before extraordinary charge......   345,528   312,522     1.11    96,243   222,644     0.43    46,319   169,311     0.27
  Extraordinary charge net of tax benefit
    of $796, $793, and $441 for 2000, 1999
    and 1998 respectively.................     1,235              (0.01)    1,150                 --       641                 --
                                            --------   -------   ------   -------   -------   ------   -------   -------   ------
  Net income..............................  $344,293   312,522   $ 1.10   $95,093   222,644   $ 0.43   $45,678   169,311   $ 0.27
                                            ========   =======   ======   =======   =======   ======   =======   =======   ======

     The Company recognized an extraordinary charge of $1.2 million, or $0.01 per share (net of tax benefit of $796,000) in 2000, representing the write-off of deferred financing costs related to the termination of certain financing arrangements described in Note 7.

     In 1999, the Company recognized an extraordinary charge of $1.2 million or $0.01 per share (net of tax benefit of $793,000) in April of 1999, representing the write-off of deferred financing costs related to non-recourse project financing for the Gilroy Power Plant. The financing agreement was terminated and the outstanding balance as of April 1999 of $120.6 million was repaid.

     In 1998, the Company recognized a $641,000 extraordinary charge (net of tax benefit of $441,000), for the repurchase of $8.3 million of the 10 1/2% Senior Notes Due 2006. The notes were redeemed at a premium plus accrued interest to the date of repurchase.

     Unexercised employee stock options to purchase 256,370 shares and 240 shares of the Company's common stock during the year ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted shares outstanding because such inclusion would be anti-dilutive. There were no anti-dilutive unexercised employee stock options during the year ended December 31, 1998.

18. COMMITMENTS AND CONTINGENCIES

     Production Royalties and Leases -- The Company is committed under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates and are not material. Under the terms of certain geothermal leases prior to May, 1999 when the Company consolidated the steam field and power plant operations at The Geysers, royalties accrued at rates ranging from 3% to 14% of steam and effluent revenue. Following the consolidation of operations, the royalties began to accrue as a percentage of electrical revenues. Certain properties also have net profits and overriding royalty interests ranging from approximately 1% to 28%, which are in addition to the

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

land royalties. Most lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level.

     Production royalties and lease expense for the years ended December 31, 2000, 1999 and 1998 are $32.3 million, $13.8 million and $10.7 million, respectively.

     Natural Gas Purchases -- The Company enters into gas purchase contracts of various terms with third parties to supply gas to its gas-fired cogeneration projects.

     Office and Equipment Leases -- The Company leases its corporate office and regional offices under noncancellable operating leases expiring through 2011. Future minimum lease payments under these leases are as follows (in thousands):

2001......................................................  $ 10,122
2002......................................................    15,822
2003......................................................    15,118
2004......................................................    12,275
2005......................................................    10,965
Thereafter................................................    50,279
                                                            --------
          Total...........................................  $114,581
                                                            ========

     Lease payments are subject to adjustments for the Company's pro rata portion of annual increases or decreases in building operating costs. In 2000, 1999 and 1998 rent expense for noncancellable operating leases amounted to $5.0 million, $3.1 million and $1.2 million, respectively.

     Cogeneration Facilities Operating Leases -- The Company has entered into long-term operating leases for cogeneration facilities and combined-cycle power generating facilities, expiring through 2048. Future minimum lease payments under these leases are as follows (in thousands):

                            INITIAL YEAR     2001       2002       2003       2004       2005     THEREAFTER     TOTAL
                            ------------   --------   --------   --------   --------   --------   ----------   ----------
Watsonville...............      1995       $  2,905   $  2,905   $  2,905   $  2,905   $  2,905   $   12,779   $   27,304
King City.................      1996         21,015     21,848     22,781     13,975     10,585      119,426      209,630
Greenleaf.................      1998          9,070      8,990      8,994      8,858      8,723       62,928      107,563
Geysers...................      1999         50,102     69,408     61,135     48,902     50,300      257,690      537,537
KIAC......................      2000         22,126     25,227     25,467     24,251     24,077      336,812      457,960
Rumford/Tiverton..........      2000         21,746     32,940     32,940     35,365     44,942      755,292      923,225
Pasadena..................      2000         36,941     31,600    131,018     26,907     27,777      511,124      765,367
Aries.....................      2000             --     27,647     28,577     26,853     27,753      446,084      556,914
                                           --------   --------   --------   --------   --------   ----------   ----------
        Total.............                 $163,905   $220,565   $313,817   $188,016   $197,062   $2,502,135   $3,585,500
                                           ========   ========   ========   ========   ========   ==========   ==========

     In 2000, 1999 and 1998, rent expense for cogeneration facilities operating leases amounted to $69.4 million, $33.6 million and $15.7 million, respectively. The Watsonville operating lease provides for additional contingent rents payable during the period from July through December. Contingent rent expense for 2000, 1999 and 1998 amounted to $6.8 million, $393,000 and $1.5 million, respectively.

     The King City operating lease commitment is supported by $88.3 million of collateral securities consisting of investment grade and U.S. Treasury securities that mature serially in amounts equal to a portion of the semi-annual lease payment.

     At December 31, 2000, the Company is under contract or letter of intent with certain companies for 228 gas and steam turbines for a total purchase price of $6.7 billion (of which $1.8 billion had been paid as of December 31, 2000).

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Approximate future payments relating to these turbines are as follows (in thousands):

2001........................................................  $1,529,184
2002........................................................   1,374,271
2003........................................................   1,406,151
2004........................................................     531,832
2005........................................................      50,522
Thereafter..................................................       5,052
                                                              ----------
Total.......................................................  $4,897,012
                                                              ==========

  Litigation

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

19. SUBSEQUENT EVENTS

  California Power Market

     During 2000, a combination of factors including increased volatility of natural gas prices, a significant number of facilities undergoing planned and unplanned major maintenance, and the decreased availability of energy for importation from neighboring states resulted in wholesale power prices significantly higher than historical levels. At the same time, two major California utilities that are subject to a retail rate freeze, including PG&E, have faced wholesale prices that far exceed the retail prices they are permitted to charge, resulting in a significant underrecovery of their costs. On January 16 and 17, 2001, PG&E's credit and debt ratings were lowered by Moody's and S&P to "junk" or "near junk" status. On January 30, 2001, the PX suspended operation of its "day ahead" and "day of" markets. On February 1, 2001, PG&E indicated that it intended to default on payments of over $1 billion due to the PX and qualifying facilities. PG&E has defaulted under its payment obligations to the Company (See Note 15).

     On February 7, 2001, the Company announced the signing of a 10-year, $4.6 billion fixed-price contract with the California Department of Water Resources ("DWR") to provide electricity to the State of California. The Company committed to sell up to 1,000 megawatts of electricity, with initial deliveries of

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

200 megawatts starting October 1, 2001 and increasing to 1,000 megawatts by January 1, 2004. This contract will continue through 2011. The electricity will be sold directly to DWR, on a 24-hour, 7-day-a-week basis.

     On February 28, 2001, the Company announced the signing of two long-term power sales contracts with the DWR. Under the terms of the first contract, a $5.2 billion, 10-year, fixed price contract, Calpine commits to sell up to 1,000 megawatts of generation. Initial deliveries are scheduled to begin July 1, 2001 with 200 megawatts and increase to 1,000 megawatts by as early as July 2002. Under the terms of the second contract, a 20-year contract totaling up to $3.1 billion, Calpine will supply DWR with up to 495 megawatts of peaking generation, beginning with 90 megawatts as early as August 2001, and increasing up to 495 megawatts as early as August 2002.

     On March 13, 2001, the Company announced the signing of a two-month deal to provide 555 megawatts of electricity to DWR effective immediately through May 15, 2001.

Other Subsequent Events

     On February 8, 2001, the Company announced plans to acquire all of the common shares of Encal Energy Ltd. ("Encal"), a Calgary, Alberta-based natural gas and petroleum exploration and development company, through a stock-for-stock exchange in which Encal shareholders will receive Cdn. $12.00 per share in Calpine common equivalent shares based on an exchange ratio to be determined prior to closing. The aggregate value of the transaction, for which the Company expects to use pooling of interests accounting, is approximately $1.2 billion, including the assumed indebtedness of Encal. Upon completion of the acquisition, we will gain approximately 1.0 trillion cubic feet equivalent of proved and provable natural gas reserves, net of royalties. This transaction also provides access to firm gas transportation capacity from western Canada to California and the eastern U.S., and an accomplished management team capable of leading our business expansion in Canada. With the addition of Encal's assets, which currently produce approximately 230 million cubic feet of gas equivalent ("mmcfe") per day, net of royalties, our net production is expected to increase to 390 mmcfe per day in North America, enough to fuel approximately 2,300 megawatts of our power fleet. The Company expects to close this transaction during the second quarter of 2001.

     On February 15, 2001, the Company completed a public offering of $1.15 billion of its 8 1/2% Senior Notes Due 2011 ("Senior Notes Due 2011"). The Senior Notes Due 2011 bear interest at 8 1/2% per year, payable semi-annually on August 15 and February 15 and mature on February 15, 2011. The Senior Notes Due 2011 may be redeemed at any time prior to maturity at a redemption price equal to 100% of their principal amount plus accrued and unpaid interest plus a make-whole premium.

20. QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

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

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Company's common stock has been traded on the New York Stock Exchange since September 19, 1996. There were 547 common stockholders of record at December 31, 2000. No dividends were paid for the years ended December 31, 2000 and 1999. All share data has been adjusted to reflect the two-for-one stock split effective October 7, 1999, the two-for-one stock split effective June 8, 2000, and the two-for-one stock split effective November 14, 2000.

                                                               QUARTER ENDED
                                            ---------------------------------------------------
                                            DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                            ------------   -------------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Total revenue.............................   $1,004,817      $678,891      $363,683   $235,402
Gross profit..............................      247,195       294,168       124,079     58,675
Income from operations....................      191,398       262,233       102,516     46,301
Income before extraordinary charge........      107,746       147,108        51,706     18,127
Extraordinary charge......................           --         1,235            --         --
Net income................................   $  107,746      $145,873      $ 51,706   $ 18,127
Basic earnings per common share:
  Income before extraordinary charge......   $     0.38      $   0.55      $   0.20   $   0.07
  Extraordinary charge....................           --         (0.01)           --         --
  Net income..............................         0.38          0.54          0.20       0.07
Diluted earnings per common share:
  Income before extraordinary charge and
     dilutive effect of certain trust
     preferred securities.................   $     0.36      $   0.52      $   0.19   $   0.07
  Dilutive effect of certain trust
     preferred securities.................        (0.02)        (0.04)           --         --
  Income before extraordinary charge......         0.34          0.48          0.19       0.07
  Extraordinary charge....................           --         (0.01)           --         --
  Net income..............................         0.34          0.47          0.19       0.07
Common stock price per share:
  High....................................   $    52.97      $  52.25      $  35.22   $  30.75
  Low.....................................        32.25         32.25         18.13      16.09

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                    ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Total revenue.....................................    $247,446       $253,021      $196,625   $150,643
Gross profit......................................      86,642        102,951        60,805     35,487
Income from operations............................      66,189         87,105        48,789     24,419
Income before extraordinary charge................      30,766         42,917        18,710      3,850
Extraordinary charge..............................          --             --         1,150         --
Net income........................................    $ 30,766       $ 42,917      $ 17,560   $  3,850
Basic earnings per common share:
  Income before extraordinary charge..............    $   0.13       $   0.20      $   0.09   $   0.02
  Extraordinary charge............................          --             --         (0.01)        --
  Net income......................................        0.13           0.20          0.08       0.02
Diluted earnings per common share:
  Income before extraordinary charge..............    $   0.12       $   0.19      $   0.08   $   0.02
  Extraordinary charge............................          --             --         (0.01)        --
  Net income......................................        0.12           0.19          0.07       0.02
Common stock price per share:
  High............................................    $  16.38       $  11.97      $   7.38   $   4.67
  Low.............................................       10.63           6.85          4.39       3.16

                      CALPINE CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT        CHARGED TO                    BALANCE AT
              DESCRIPTION                BEGINNING OF YEAR     EXPENSE      DEDUCTIONS     END OF YEAR
              -----------                -----------------    ----------    ----------    --------------
Year Ended December 31, 2000
  Allowance for Doubtful Accounts......       $3,343           $13,454       $(5,719)        $11,078
  Reserve for Notes Receivable.........           --             4,513            --           4,513
Year Ended December 31, 1999
  Allowance for Doubtful Accounts......       $  238           $ 3,105       $    --         $ 3,343
  Reserve for Notes Receivable.........           --                --            --              --

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1.1   Amended and Restated Certificate of Incorporation of Calpine
              Corporation, a Delaware corporation.*
      3.1.2   Certificate of Correction of Calpine Corporation.(*)
      3.1.3   Certificate of Designation of Series A Participating
              Preferred Stock of Calpine Corporation.(*)
      3.1.4   Amended Certificate of Designation of Series A Participating
              Preferred Stock of Calpine Corporation.(*)
      3.2     Amended and Restated Bylaws of Calpine Corporation, a
              Delaware corporation.(d)
      4.1.1   Indenture dated as of February 17, 1994 between the Company and State Street Bank and Trust Company (successor trustee to Shawmut Bank of Connecticut, National Association), as
              Trustee, including form of Notes.(a)
      4.1.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and State Street Bank and Trust Company
              (successor trustee to Shawmut Bank Connecticut, National
              Association), as Trustee.(*)
      4.2.1   Indenture dated as of May 16, 1996 between the Company and
              Fleet National Bank, as Trustee, including form of Notes.(c)
      4.2.2   First Supplemental Indenture dated as of August 1, 2000
              between the Company and State Street Bank and Trust Company
              (successor trustee to Fleet National Bank), as Trustee.(*)
      4.3.1   Indenture dated as of July 8, 1997 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(e)
      4.3.2   Supplemental Indenture dated as of September 10, 1997
              between the Company and The Bank of New York, as Trustee.(q)
      4.3.3   Second Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.4.1   Indenture dated as of March 31, 1998 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(g)
      4.4.2   Supplemental Indenture dated as of July 24, 1998 between the
              Company and The Bank of New York, as Trustee.(g)
      4.4.3   Second Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.5.1   Indenture dated as of March 29, 1999 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(h)
      4.5.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.6.1   Indenture dated as of March 29, 1999 between the Company and
              The Bank of New York, as Trustee, including form of
              Notes.(h)
      4.6.2   First Supplemental Indenture dated as of July 31, 2000
              between the Company and The Bank of New York, as Trustee.(*)
      4.7.1   Indenture dated as of August 10, 2000 between the Company
              and Wilmington Trust Company, as Trustee.(m)
      4.7.2   First Supplemental Indenture dated as of September 28, 2000 between the Company and Wilmington Trust Company, as
              Trustee.(*)
      4.8     Rights Agreement, dated as of June 5, 1997, between Calpine
              Corporation and First Chicago Trust Company of New York, as
              Rights Agent.(l)
      4.9     HIGH TIDES I.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.9.1   Certificate of Trust of Calpine Capital Trust, a Delaware
              statutory trust, filed October 4, 1999.(i)
      4.9.2   Corrected Certificate of Certificate of Trust of Calpine
              Capital Trust, a Delaware statutory trust, dated September
              29, 1999.(i)
      4.9.3   Declaration of Trust of Calpine Capital Trust, dated as of
              October 4, 1999, among Calpine Corporation, as Depositor,
              The Bank of New York (Delaware), as Delaware Trustee, The
              Bank of New York, as Property Trustee, and the
              Administrative Trustees named therein.(i)
      4.9.4   Indenture, dated as of November 2, 1999, between Calpine
              Corporation and The Bank of New York, as Trustee, including form of Debenture.(i)
      4.9.5   Remarketing Agreement, dated November 2, 1999, among Calpine
              Corporation, Calpine Capital Trust, The Bank of New York, as
              Tender Agent, and Credit Suisse First Boston Corporation, as
              Remarketing Agent.(i)
      4.9.6   Amended and Restated Declaration of Trust of Calpine Capital
              Trust, dated as of November 2, 1999, among Calpine
              Corporation, as Depositor and Debenture Issuer, The Bank of
              New York (Delaware), as Delaware Trustee, and The Bank of
              New York, as Property Trustee, and the Administrative
              Trustees named therein, including form of Preferred Security and form of Common Security.(i)
      4.9.7   Preferred Securities Guarantee Agreement, dated as of
              November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(i)
      4.10    HIGH TIDES II.
     4.10.1   Certificate of Trust of Calpine Capital Trust II, a Delaware
              statutory trust, filed January 25, 2000.(n)
     4.10.2   Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as
              Delaware Trustee, The Bank of New York, as Property Trustee,
              and the Administrative Trustees named therein.(n)
     4.10.3   Indenture, dated as of January 31, 2000, between Calpine
              Corporation and The Bank of New York, as Trustee, including form of Debenture.(n)
     4.10.4   Remarketing Agreement, dated as of January 31, 2000, among
              Calpine Corporation, Calpine Capital Trust II, The Bank of
              New York, as Tender Agent, and Credit Suisse First Boston
              Corporation, as Remarketing Agent.(n)
     4.10.5   Registration Rights Agreement, dated January 31, 2000, among
              Calpine Corporation, Calpine Capital Trust II, Credit Suisse
              First Boston Corporation and ING Barings LLC.(n)
     4.10.6   Amended and Restated Declaration of Trust of Calpine Capital
              Trust II, dated as of January 31, 2000, among Calpine
              Corporation, as Depositor and Debenture Issuer, The Bank of
              New York (Delaware), as Delaware Trustee, The Bank of New
              York, as Property Trustee, and the Administrative Trustees
              named therein, including form of Preferred Security and form of Common Security.(n)
     4.10.7   Preferred Securities Guarantee Agreement, dated as of
              January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(n)
      4.11    HIGH TIDES III.
     4.11.1   Amended and Restated Certificate of Trust of Calpine Capital
              Trust III, a Delaware statutory trust, filed July 19,
              2000.(o)
     4.11.2   Declaration of Trust of Calpine Capital Trust III dated June
              28, 2000, among the Company, as Depositor and Debenture
              Issuer, The Bank of New York (Delaware), as Delaware
              Trustee, The Bank of New York, as Property Trustee and the
              Administrative Trustees named therein.(o)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     4.11.3   Amendment No. 1 to the Declaration of Trust of Calpine
              Capital Trust III dated July 19, 2000, among the Company, as
              Depositor and Debenture Issuer, Wilmington Trust Company, as
              Delaware Trustee, Wilmington Trust Company, as Property
              Trustee, and the Administrative Trustees named therein.(o)
     4.11.4   Indenture dated as of August 9, 2000, between the Company
              and Wilmington Trust Company, as Trustee.(o)
     4.11.5   Remarketing Agreement dated as of August 9, 2000, among the
              Company, Calpine Capital Trust III, Wilmington Trust
              Company, as Tender Agent, and Credit Suisse First Boston
              Corporation, as Remarketing Agent.(o)
     4.11.6   Registration Rights Agreement dated as August 9, 2000,
              between the Company, Calpine Capital Trust III, Credit
              Suisse First Boston Corporation, ING Barings LLC and CIBC
              World Markets Corp.(o)
     4.11.7   Amended and Restated Declaration of Trust of Calpine Capital
              Trust III dated as of August 9, 2000, the Company, as
              Depositor and Debenture Issuer, Wilmington Trust Company, as
              Delaware Trustee, Wilmington Trust Company, as Property
              Trustee, and the Administrative Trustees named therein,
              including the form of Preferred Security and form of Common
              Security.(o)
     4.11.8   Preferred Securities Guarantee Agreement dated as of August
              9, 2000, between the Company, as Guarantor, and Wilmington
              Trust Company, as Guarantee Trustee.(o)
      4.12    PASS THROUGH CERTIFICATES.
     4.12.1   Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford
              Power Associates Limited Partnership and State Street Bank
              and Trust Company of Connecticut, National Association, as
              Pass Through Trustee, including the form of Certificate.(*)
     4.12.2   Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership,
              Rumford Power Associates Limited Partnership, PMCC Calpine
              New England Investment LLC, PMCC Calpine NEIM LLC, State
              Street Bank and Trust Company of Connecticut, National
              Association, as Indenture Trustee, and State Street Bank and
              Trust Company of Connecticut, National Association, as Pass
              Through Trustee.(*)
     4.12.3   Appendix A -- Definitions and Rules of Interpretation.(*)
     4.12.4   Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England
              Investment LLC and State Street Bank and Trust Company of
              Connecticut, National Association, as Indenture Trustee,
              including the forms of Lessor Notes.(*)
     4.12.5   Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC
              Calpine New England Investment LLC, PMCC Calpine NEIM LLC,
              State Street Bank and Trust Company of Connecticut, as
              Indenture Trustee, and State Street Bank and Trust Company
              of Connecticut, as Pass Through Trustee.(*)
     4.12.6   Calpine Guaranty and Payment Agreement (Rumford) dated as of
              December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine
              New England Investment LLC, PMCC Calpine NEIM LLC, State
              Street Bank and Trust Company of Connecticut, as Indenture
              Trustee, and State Street Bank and Trust Company of
              Connecticut, as Pass Through Trustee.(*)
     10.1     Purchase Agreements.
     10.1.1   Purchase and Sale Agreement dated March 27, 1997 for the
              purchase and sale of shares of Enron/Dominion Cogen Corp.
              Common Stock among Enron Power Corporation and Calpine
              Corporation.(f)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.1.2   Stock Purchase and Redemption Agreement dated March 31,
              1998, among Dominion Cogen, Inc., Dominion Energy, Inc. and
              Calpine Finance.(f)
     10.2     Financing Agreements.
     10.2.1   Calpine Construction Finance Company Financing Agreement
              ("CCFC I"), dated as of October 20, 1999.(j)
     10.2.2   Calpine Construction Finance Company Financing Agreement
              ("CCFC II"), dated as of October 16, 2000.(p)(*)
     10.2.3   Second Amended and Restated Credit Agreement dated as of May
              23, 2000, among the Company, Bayerische Landesbank, as
              Co-Arranger and Syndication Agent, The Bank of Nova Scotia,
              as Lead Arranger and Administrative Agent, and the Lenders
              named therein.(m)
     10.3     Other Agreements.
     10.3.1   Calpine Corporation Stock Option Program and forms of
              agreements there under.(a)
     10.3.2   Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(b)
     10.3.3   Calpine Corporation Employee Stock Purchase Plan and forms of agreements there under.(b)
     10.3.4   Amended and Restated Employment Agreement between Calpine
              Corporation and Mr. Peter Cartwright.(b)
     10.3.5   Executive Vice President Employment Agreement between
              Calpine Corporation and Ms. Ann B. Curtis.(k)
     10.3.6   Senior Vice President Employment Agreement between Calpine
              Corporation and Mr. Ron A. Walter.(k)
     10.3.7   Senior Vice President Employment Agreement between Calpine
              Corporation and Mr. Robert D. Kelly.(k)
     10.3.8   Executive Vice President Employment Agreement between
              Calpine Corporation and Mr. Thomas R. Mason.(k)
     10.4     Form of Indemnification Agreement for directors and
              officers.(b)
     12.1     Statement on Computation of Ratio of Earnings to Fixed
              Charges.(*)
     21       Subsidiaries of the Company.(*)
     23.1     Consent of Arthur Andersen LLP, Independent Public
              Accountants.(*)
     23.2     Consent of Netherland, Sewell & Associates, Inc.,
              independent engineer.(*)
     23.3     Consent of McDaniel & Associates Consultants, Ltd.,
              independent engineer.(*)
     23.4     Consent of Gilbert Laustsen Jung Associates, Ltd.,
              independent engineer.(*)
     24       Power of Attorney of Officers and Directors of Calpine
              Corporation (set forth on the signature pages of this
              report).(*)

---------------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration Statement No. 33-73160).

(b) Incorporated by reference to Registrant's Registration Statement on Form S-1/A (Registration Statement No. 333-07497).

(c) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-06259.

(d) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated March 31, 1996 and filed on May 14, 1996.

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

(f) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 31, 1998 and filed on April 14, 1998.

(g) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-61047).

(h) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-72583).

(i) Incorporated by reference to Registrant's Registration Statement on Form S-3/A (Registration Statement No. 333-87427).

(j) Incorporated by reference to Registrant's Annual Report on Form 10-K dated December 31, 1999 and filed on February 29, 2000. Approximately 200 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(k) Incorporated by reference to Registrant's Form 10-Q/A dated September 30, 1999 and filed on November 17, 1999.

(l) Incorporated by reference to Registrant's Registration Statement on Form 8-A, amended by Calpine's Registration Statement on Form 8-A/A (Registration Statement No. 001-12079).

(m) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 25, 2000 and filed on August 9, 2000.

(n) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-33736).

(o) Incorporated by reference to Registrant's Registration Statement on Form S-3 (Registration Statement No. 333-47068).

(p) Approximately 71 pages of tis exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the Securities and Exchange Commission.

(q) Incorporated by reference to Registrant's Registration Statement on Form S-4 (Registration Statement No. 333-41261).

(*) Filed herewith.