Form 10-Q
period 2002-09-30
CALPINE CORP
filed 2002-11-15
CIK 916457

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

377,999,176 shares of Common Stock, par value $.001 per share, outstanding on November 12, 2002


================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES
                               Report on Form 10-Q
                    For the Quarter Ended September 30, 2002

                                     INDEX

                                                                                                                          Page No.
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements.
                Consolidated Condensed Balance Sheets September 30, 2002 and December 31, 2001.......................          3
                Consolidated Condensed Statements of Operations For the Three and Nine Months
                  Ended September 30, 2002 and 2001..................................................................          5
                Consolidated Condensed Statements of Cash Flows For the Nine Months
                  Ended September 30, 2002 and 2001..................................................................          7
                Notes to Consolidated Condensed Financial Statements September 30, 2002..............................          8

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................         29
  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................................         50
  Item 4.    Controls and Procedures.................................................................................         50
PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings.......................................................................................         50
  Item 6.    Exhibits and Reports on Form 8-K........................................................................         52
Signatures...........................................................................................................         54
Certifications.......................................................................................................         55

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001
                      (In thousands, except share amounts)

                                                                                                       September 30,    December 31,
                                                                                                            2002            2001
                                                                                                       --------------   ------------
                                                                                                        (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents .....................................................................    $    659,694     $  1,525,417
   Accounts receivable, net ......................................................................         838,632          956,596
   Margin deposits and other prepaid expense .....................................................         200,036          480,656
   Inventories ...................................................................................         104,813           78,862
   Current derivative assets .....................................................................         556,259          763,162
   Current assets held for sale ..................................................................          19,920            9,484
   Other current assets ..........................................................................         297,742          193,525
                                                                                                      ------------     ------------
      Total current assets .......................................................................       2,677,096        4,007,702
                                                                                                      ------------     ------------
Restricted cash ..................................................................................         101,291           95,833
Notes receivable, net of current portion .........................................................         193,767          158,124
Project development costs ........................................................................         156,743          176,296
Investments in power projects ....................................................................         428,610          390,609
Deferred financing costs .........................................................................         213,636          210,811
Property, plant and equipment, net ...............................................................      17,483,400       14,971,080
Goodwill and other intangible assets, net ........................................................         128,281          141,120
Long-term derivative assets ......................................................................         548,510          564,952
Long-term assets held for sale ...................................................................         241,474          308,463
Other assets .....................................................................................         516,518          304,562
                                                                                                      ------------     ------------
        Total assets .............................................................................    $ 22,689,326     $ 21,329,552
                                                                                                      ============     ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................................    $  1,117,801     $  1,283,843
   Accrued payroll and related expense ...........................................................          46,352           57,285
   Accrued interest payable ......................................................................         202,947          160,115
   Notes payable and borrowings under lines of credit, current portion ...........................         250,389           23,238
   Capital lease obligation, current portion .....................................................           3,001            2,206
   Construction/project financing, current portion ...............................................         167,509               --
   Zero-Coupon Convertible Debentures Due 2021 ...................................................              --          878,000
   Current derivative liabilities ................................................................         449,521          625,339
   Current liabilities held for sale .............................................................           4,522            4,576
   Other current liabilities .....................................................................         193,117          194,236
                                                                                                      ------------     ------------
      Total current liabilities ..................................................................       2,435,159        3,228,838
                                                                                                      ------------     ------------
Term loan ........................................................................................       1,000,000               --
Notes payable and borrowings under lines of credit, net of current portion .......................           2,453           74,750
Capital lease obligation, net of current portion .................................................         205,149          207,219
Construction/project financing, net of current portion ...........................................       3,510,595        3,393,410
Convertible Senior Notes Due 2006 ................................................................       1,200,000        1,100,000
Senior notes .....................................................................................       7,089,746        7,049,038
Deferred income taxes, net .......................................................................       1,036,539          958,399
Deferred lease incentive .........................................................................          54,608           57,236
Deferred revenue .................................................................................         243,214          154,381
Long-term derivative liabilities .................................................................         549,569          822,848
Long-term liabilities held for sale ..............................................................           5,983            5,947
Other liabilities ................................................................................         112,409           96,504
                                                                                                      ------------     ------------
        Total liabilities ........................................................................      17,445,424       17,148,570
                                                                                                      ------------     ------------
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts ...       1,123,787        1,123,024
Minority interests ...............................................................................         198,875           47,389
                                                                                                      ------------     ------------

                              (continues next page)

                      CALPINE CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001
                      (In thousands, except share amounts)
                                  (continued)

                                                                                                       September 30,    December 31,
                                                                                                            2002            2001
                                                                                                       --------------   ------------
                                                                                                        (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (continued)
Stockholders' equity:
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares; issued and
    outstanding one share in 2002 and 2001 .......................................................              --               --
   Common stock, $.001 par value per share; authorized 1,000,000,000 shares in 2002 and 2001;
    issued and outstanding 377,830,124 shares in 2002 and 307,058,751 shares in 2001 .............             378              307
Additional paid-in capital .......................................................................       2,795,582        2,040,836
Retained earnings ................................................................................       1,355,597        1,196,000
Accumulated other comprehensive (loss) ...........................................................        (230,317)        (226,574)
                                                                                                      ------------     ------------
   Total stockholders' equity ....................................................................       3,921,240        3,010,569
                                                                                                      ------------     ------------
      Total liabilities and stockholders' equity .................................................    $ 22,689,326     $ 21,329,552
                                                                                                      ============     ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
                                                                        ---------------------------     ----------------------------
                                                                            2002            2001            2002            2001
                                                                        -----------     -----------     -----------     ------------
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue ................................    $   947,326     $   710,506     $ 2,269,892     $ 1,804,889
      Sales of purchased power for hedging and optimization ........      1,282,976       1,653,088       2,526,555       2,680,488
                                                                        -----------     -----------     -----------     -----------
        Total electric generation and marketing revenue ............      2,230,302       2,363,594       4,796,447       4,485,377
   Oil and gas production and marketing revenue
      Oil and gas sales ............................................         21,827          54,693          89,585         239,940
      Sales of purchased gas for hedging and optimization ..........        231,893          56,916         666,095         412,782
                                                                        -----------     -----------     -----------     -----------
        Total oil and gas production and marketing revenue .........        253,720         111,609         755,680         652,722
   Trading revenue, net
      Realized revenue on power and gas trading transactions,
       net .........................................................          6,845          16,700          15,276          21,340
      Unrealized mark-to-market gain (loss) on power and gas
       transactions, net ...........................................        (10,957)          7,128          (5,952)        107,862
                                                                        -----------     -----------     -----------     -----------
        Total trading revenue, net .................................         (4,112)         23,828           9,324         129,202
   Income from unconsolidated investments in power projects ........         10,176           6,859          10,499           9,021
   Other revenue ...................................................          4,924          14,261          14,792          28,444
                                                                        -----------     -----------     -----------     -----------
           Total revenue ...........................................      2,495,010       2,520,151       5,586,742       5,304,766
                                                                        -----------     -----------     -----------     -----------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense ......................................        141,262          93,709         374,497         246,045
      Royalty expense ..............................................          4,743           5,255          13,092          23,181
      Purchased power expense for hedging and optimization .........      1,059,840       1,394,871       2,039,954       2,396,804
                                                                        -----------     -----------     -----------     -----------
        Total electric generation and marketing expense ............      1,205,845       1,493,835       2,427,543       2,666,030
   Oil and gas production and marketing expense
      Oil and gas production expense ...............................         22,953          13,009          67,381          62,371
      Purchased gas expense for hedging and optimization ...........        220,775          52,856         678,192         389,814
                                                                        -----------     -----------     -----------     -----------
        Total oil and gas production and marketing expense .........        243,728          65,865         745,573         452,185
   Fuel expense ....................................................        525,478         327,947       1,208,092         846,195
   Depreciation, depletion and amortization expense ................        117,568          80,044         310,943         199,509
   Operating lease expense .........................................         36,520          27,830         108,917          83,289
   Other expense ...................................................          3,539           3,485           8,333           9,474
                                                                        -----------     -----------     -----------     -----------
           Total cost of revenue ...................................      2,132,678       1,999,006       4,809,401       4,256,682
                                                                        -----------     -----------     -----------     -----------
              Gross profit .........................................        362,332         521,145         777,341       1,048,084
Project development expense ........................................         23,922           4,894          59,973          25,106
Equipment cancellation charge ......................................          3,714              --         172,185              --
General and administrative expense .................................         57,280          29,357         170,369         114,924
Merger expense .....................................................             --              --              --          41,627
                                                                        -----------     -----------     -----------     -----------
   Income from operations ..........................................        277,416         486,894         374,814         866,427
Interest expense ...................................................        113,847          47,657         239,112         107,473
Distributions on trust preferred securities ........................         15,386          15,385          46,159          45,948
Interest income ....................................................        (10,842)        (21,073)        (32,780)        (60,870)
Other (income)/expense .............................................        (33,778)         (7,875)        (49,128)        (15,092)
                                                                        -----------     -----------     -----------     -----------
   Income before provision for income taxes ........................        192,803         452,800         171,451         788,968
Provision for income taxes .........................................         48,406         139,304          38,805         278,161
                                                                        -----------     -----------     -----------     -----------
   Income before discontinued operations and cumulative effect
    of a change in accounting principle ............................        144,397         313,496         132,646         510,807
Discontinued operations, net of tax
 provision of $9,675, $4,903, $15,059 and $24,374 ..................         16,950           7,303          26,950          36,284
Cumulative effect of a change in accounting principle, net of
 tax provision of $--, $--, $--and $669 ............................             --              --              --           1,036
                                                                        -----------     -----------     -----------     -----------
              Net income ...........................................    $   161,347     $   320,799     $   159,596     $   548,127
                                                                        ===========     ===========     ===========     ===========

                             (continues next page)

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                    (In thousands, except per share amounts)
                                   (unaudited)
                                   (continued)

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
                                                                        ---------------------------     ----------------------------
                                                                            2002            2001            2002            2001
                                                                        -----------     -----------     -----------     ------------

Basic earnings per common share:
   Weighted average shares of common stock outstanding .............        376,957         304,666         346,816         302,649
   Income before discontinued operations and cumulative effect
    of a change in accounting principle ............................    $      0.38     $      1.03     $      0.38     $      1.69
   Income from discontinued operations, net of tax .................    $      0.05     $      0.02     $      0.08     $      0.12
   Cumulative effect of a change in accounting principle ...........    $        --     $        --     $        --     $        --
                                                                        -----------     -----------     -----------     -----------
              Net income ...........................................    $      0.43     $      1.05     $      0.46     $      1.81
                                                                        ===========     ===========     ===========     ===========
Diluted earnings per common share:
   Weighted average shares of common stock outstanding before
    dilutive effect of certain convertible securities ..............        382,607         318,552         355,577         317,880
   Income before dilutive effect of certain convertible
    securities, discontinued operations and cumulative effect
    of a change in accounting principle ............................    $      0.38     $      0.98     $      0.37     $      1.61
   Dilutive effect of certain convertible securities (1) ...........    $     (0.05)    $     (0.12)    $        --     $     (0.14)
                                                                        -----------     -----------     -----------     -----------
   Income before discontinued operations and cumulative effect
    of a change in accounting principle ............................    $      0.33     $      0.86     $      0.37     $      1.47
   Income from discontinued operations, net of tax .................    $      0.03     $      0.02     $      0.08     $      0.10
   Cumulative effect of a change in accounting principle ...........    $        --     $        --     $        --     $        --
                                                                        -----------     -----------     -----------     -----------
              Net income ...........................................    $      0.36     $      0.88     $      0.45     $      1.57
                                                                        ===========     ===========     ===========     ===========
----------

(1) Includes the effect of the assumed conversion of certain dilutive convertible securities. No convertible securities were included in the nine months ended September 30, 2002, amounts as the securities were antidilutive. For the three months ended September 30, 2002, and for the three and nine months ended September 30, 2001, the assumed conversion calculation added 99,377, 58,153, and 52,353 shares of common stock and $14,326, $12,435, and $33,204 to the net income results, respectively.

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                            2002            2001
                                                                                                        -----------     ------------
Cash flows from operating activities:
   Net income ......................................................................................    $   159,596     $   548,127
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization .....................................................        368,674         242,547
      Equipment cancellation cost ..................................................................        172,212              --
      Development cost write-off ...................................................................         32,269              --
      Deferred income taxes, net ...................................................................        215,296         202,444
      Gain on sale of assets .......................................................................        (37,151)        (13,514)
      (Gain) loss on extinguishment of debt ........................................................         (3,491)          1,803
      Minority interests ...........................................................................         (2,672)         (3,198)
      Income from unconsolidated investments in power projects .....................................        (10,499)         (9,022)
      Distributions from unconsolidated investments in power projects ..............................          2,144           3,596
      Change in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable ........................................................................        107,528        (561,964)
        Notes receivable ...........................................................................        (35,526)        (74,709)
        Current derivative assets ..................................................................        206,903        (663,840)
        Other current assets .......................................................................        157,690        (227,058)
        Long-term derivative assets ................................................................         16,442        (541,898)
        Other assets ...............................................................................        (32,853)       (115,203)
        Accounts payable and accrued expense .......................................................       (131,292)        421,451
        Current derivative liabilities .............................................................       (175,818)       (744,322)
        Long-term derivative liabilities ...........................................................       (273,279)        459,657
        Other liabilities ..........................................................................         85,986       1,355,208
        Other comprehensive income (loss) relating to derivatives ..................................        (37,144)        195,900
                                                                                                        -----------     -----------
           Net cash provided by operating activities ...............................................        785,015         476,005
                                                                                                        -----------     -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment ......................................................     (3,177,525)     (5,785,194)
   Disposals of property, plant and equipment ......................................................        125,135          21,898
   Advances to joint ventures ......................................................................        (64,707)       (103,496)
   Increase in notes receivable ....................................................................          8,648       (140,152)
   Maturities of collateral securities .............................................................          4,633           4,035
   Project development costs .......................................................................        (84,833)        (55,734)
   Increase in restricted cash .....................................................................        (14,453)        (35,740)
   Other ...........................................................................................          5,312           8,384
                                                                                                        -----------     -----------
           Net cash used in investing activities ...................................................     (3,197,790)     (6,085,999)
                                                                                                        -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of Zero-Coupon Convertible Debentures Due 2021 ...........................             --       1,000,000
   Repurchase of Zero-Coupon Convertible Debentures Due 2021 .......................................       (869,736)             --
   Borrowings from notes payable and borrowings under lines of credit ..............................      1,252,453         141,543
   Repayments of notes payable and borrowings under lines of credit ................................        (75,734)       (444,820)
   Borrowings from project financing ...............................................................        438,521       2,324,209
   Repayments of project financing .................................................................       (153,827)     (1,234,776)
   Proceeds from issuance of Convertible Senior Notes Due 2006 .....................................        100,000              --
   Repayments of senior notes ......................................................................             --        (105,000)
   Proceeds from senior debt offerings .............................................................             --       3,853,290
   Proceeds from issuance of common stock ..........................................................        755,363          62,283
   Proceeds from Income Trust Offering .............................................................        169,400              --
   Financing costs .................................................................................        (71,665)        (86,452)
   Other ...........................................................................................             --         (19,986)
                                                                                                        -----------     -----------
           Net cash provided by financing activities ...............................................      1,544,775       5,490,291
                                                                                                        -----------     -----------
Effect of exchange rate changes on cash and cash equivalents .......................................          2,277              --
Net decrease in cash and cash equivalents ..........................................................       (865,723)       (119,703)
Cash and cash equivalents, beginning of period .....................................................      1,525,417         596,077
                                                                                                        -----------     -----------
Cash and cash equivalents, end of period ...........................................................    $   659,694     $   476,374
                                                                                                        ===========     ===========
Cash paid during the period for:
   Interest, net of amounts capitalized ............................................................    $   131,760     $    27,626
   Income taxes ....................................................................................    $    14,457     $   114,667

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                               September 30, 2002
                                   (unaudited)

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

2.   Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim consolidated condensed financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year. The Company's historical amounts have been restated to reflect the pooling-of-interests transaction completed during the second quarter of 2001 for the acquisition of Encal Energy Ltd. ("Encal"), the adoption of accounting standards relating to discontinued operations and the presentation of trading revenue on a net versus gross basis.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction and operation), provision for income taxes, fair value calculations of derivative instruments, capitalization of interest and depletion, depreciation and impairment of natural gas and petroleum property and equipment. See the "Critical Accounting Policies" subsection in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a further discussion of the Company's significant estimates.

     Revenue Recognition -- The Company is primarily an electric generation company, operating a portfolio of mostly wholly owned plants but also some plants in which its ownership interest is 50% or less and which are accounted for under the equity method. In conjunction with its electric generation business, the Company also produces, as a by-product, thermal energy for sale to customers, principally steam hosts at the Company's cogeneration sites. In addition, the Company acquires and produces natural gas for its own consumption and sells the balance and oil produced to third parties. Where applicable, revenues are recognized under Emerging Issues Task Force ("EITF") No. 91-6, "Revenue Recognition of Long Term Power Sales Contracts," and are recognized ratably over the terms of the related contracts. To protect and enhance the profit potential of its electric generation plants, the Company, through its subsidiary, Calpine Energy Services, L.P. ("CES"), enters into electric and gas hedging, balancing, and optimization transactions, subject to market conditions, and CES has also, from time to time, entered into contracts considered energy trading contracts under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." CES executes these transactions primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to its physical forward contracts, CES generally acts as a principal, takes title to the commodities, and assumes the risks and rewards of ownership. Therefore, when CES does not hold these contracts for trading purposes and, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and EITF Issue No. 99-19,

"Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company records settlement of its non-trading physical forward contracts on a gross basis. Effective July 1, 2002, the Company now records all gains and losses from derivatives held for trading purposes on a net basis. Prior to July 1, 2002, physical trading contracts were recorded on a gross basis but have been reclassified to a net basis in this filing to conform to the current presentation. The Company settles its financial swap and option transactions net and does not take title to the underlying commodity. Accordingly, the Company records gains and losses from settlement of financial swaps and options net within net income. Managed risks typically include commodity price risk associated with fuel purchases and power sales.

     The Company, through its wholly owned subsidiary, Power Systems Mfg., LLC ("PSM"), designs and manufactures certain spare parts for gas turbines. The Company also generates revenue by occasionally loaning funds to power projects, by providing operation and maintenance ("O&M") services to third parties and to certain unconsolidated power projects, and by performing engineering services for data centers and other facilities requiring highly reliable power. The Company also has begun to sell engineering and construction services to third parties for power projects. Further details of the Company's revenue recognition policy for each type of revenue transaction are provided below:

     Electric Generation and Marketing Revenue -- This includes electricity and steam sales and sales of purchased power for hedging and optimization. Subject to market and other conditions, the Company manages the revenue stream for its portfolio of electric generating facilities. The Company markets on a system basis both power generated by its plants in excess of amounts under direct contract between the plant and a third party, and power purchased from third parties, through hedging, balancing and optimization transactions. CES performs a market-based allocation of total electric generation and marketing revenue to electricity and steam sales (based on electricity delivered by the Company's electric generating facilities) and the balance is allocated to sales of purchased power.

     Oil and Gas Production and Marketing Revenue -- This includes sales to third parties of oil, gas and related products that are produced by the Company's Calpine Natural Gas and Calpine Canada Natural Gas subsidiaries and, subject to market and other conditions, sales of purchased gas arising from hedging, balancing and optimization transactions. Oil and gas sales for produced products are recognized pursuant to the sales method.

     Trading Revenue, Net -- This includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments held for trading purposes. Gains and losses due to ineffectiveness on hedging instruments are also included in unrealized mark-to-market gains and losses.

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

     Purchased Power and Purchased Gas Expense -- The cost of power purchased from third parties for hedging, balancing and optimization activities is recorded as purchased power expense, a component of electric generation and marketing expense. The Company records the cost of gas consumed in its power plants as fuel expense, while gas purchased from third parties for hedging, balancing, and optimization activities is recorded as purchased gas expense, a component of oil and gas production and marketing expense.

     Derivative Instruments -- Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of FASB Statement No. 133," and as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," together with related guidance from the Derivatives Implementation Group, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value unless exempted from derivative treatment as a normal purchase and sale. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     New Accounting Pronouncements -- In July 2001 the Company adopted SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and modified the recognition of intangible assets and disclosure requirements. The adoption of SFAS No. 141 did not have a material effect on the Company's consolidated financial statements.

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." See Note 4 for more information.

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its assessment of the impact of SFAS No. 143.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolves several significant implementation issues related to SFAS No. 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. Adoption of SFAS No. 144 has not had a material net effect on the Company's consolidated financial statements, although certain reclassifications have been made to current and prior period financial statements to reflect the sale or designation as "held for sale" of certain oil and gas and power plant assets and classification of the operating results. In general, gains from completed sales and any anticipated losses on "held for sale" assets (of which there are none to date) are included in discontinued operations net of tax. See
Note 7 - Discontinued Operations, for further information.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and provides that gains or losses from extinguishment of debt that fall outside of the scope of APB Opinion No. 30 should not be classified as extraordinary. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has elected early adoption, effective July 1, 2002, of the provisions related to the rescission of SFAS No. 4, the effect of which has been reflected in these financial statements as reclassifications of gains and losses from the extinguishment of debt from extraordinary gain or loss to other (income)/expense. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early adoption encouraged. The Company believes that the SFAS No. 145 provisions relating to extinguishment of debt may have a material effect on future presentation of its financial statements but no impact on net income.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company does not believe that SFAS No. 146 will have a material effect on its consolidated financial statements other than timing of exit costs, potentially.

     In October 2002 the EITF discussed EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which is to preclude mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The Company expects that further clarifications may be forthcoming from the EITF on this issue that could have an affect on the presentation of the Company's financial statements. The Company has not completed its assessment of the impact that EITF No. 02-3 will have on its financial statements. Effective July 1, 2002, the Company reclassified certain revenue amounts and cost of revenue in all periods presented in its Statement of Operations as follows (in thousands):

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          -------------------------       --------------------------
                                                                             2002            2001            2002            2001
                                                                          ---------       ---------       ---------       ----------
Amounts previously classified as:
   Sales of purchased power ........................................      $ 203,878       $ 373,969       $ 737,921       $ 483,381
   Sales of purchased gas ..........................................         54,081           7,851          67,970          16,789
   Purchased power expense .........................................        201,549         369,660         734,616         479,315
   Purchased gas expense ...........................................         54,848           6,659          68,517          14,937
   Cost of oil and natural gas burned by power plants (fuel
    expense) .......................................................         (5,283)        (11,199)        (12,518)        (15,422)
                                                                          ---------       ---------       ---------       ---------
Net amount reclassified to:
      Realized revenue on power and gas trading
       transactions, net ...........................................      $   6,845       $  16,700       $  15,276       $  21,340
                                                                          =========       =========       =========       =========
Amounts previously classified as:
   Electric power derivative mark-to-market gain (loss) ............         (1,068)         13,577           9,201          83,316
   Natural gas derivative mark-to-market gain (loss) ...............         (9,889)         (6,449)        (15,153)         24,546
                                                                          ---------       ---------       ---------       ---------
Net amount reclassified to:
      Unrealized mark-to-market gain (loss) on power and
       gas trading transactions, net ...............................      $ (10,957)      $   7,128       $  (5,952)      $ 107,862
                                                                          =========       =========       =========       =========

     Reclassifications -- Prior period amounts in the consolidated condensed financial statements have been reclassified where necessary to conform to the 2002 presentation.

3.   Property, Plant and Equipment, and Capitalized Interest

     Property, plant and equipment, net, consisted of the following (in thousands):

                                                                          September 30,            December 31,
                                                                              2002                     2001
                                                                          ------------            -------------

Buildings, machinery and equipment ...................................    $  8,655,369            $  4,743,319
Oil and gas properties, including pipelines ..........................       2,165,849               2,043,296
Geothermal properties ................................................         395,382                 371,156
Other ................................................................         195,884                 114,239
                                                                          ------------            ------------
                                                                            11,412,484               7,272,010
   Less:  Accumulated depreciation, depletion and amortization .......      (1,188,406)               (849,016)
                                                                          ------------            ------------
                                                                            10,224,078               6,422,994
Land .................................................................          77,472                  80,506
Construction in progress .............................................       7,181,850               8,467,580
                                                                          ------------            ------------
Property, plant and equipment, net ...................................    $ 17,483,400            $ 14,971,080
                                                                          ============            ============

     Construction in progress is primarily attributable to gas-fired power projects under construction including prepayments on gas turbine generators and other long lead-time items of equipment for certain development projects not yet in construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment. In March 2002 the Company announced a change in its turbine and construction program that has led to a reduction in the Company's construction in progress. See Note 13 for further discussion.

     As of September 30, 2002, the Company has reclassified $204.4 million of equipment costs from construction in progress to other assets, as the equipment is not required for the Company's current power plant development program. During the year, the Company has recorded a $20.7 million charge to project development expense to effect a reduction in the carrying value of such equipment. The Company currently anticipates that some of the equipment will be used for future power plants and others may be sold to third parties. The Company is now in negotiations to restructure contracts for certain of its remaining gas turbines and steam turbines. The Company expects to complete these negotiations in the fourth quarter of 2002. The Company may also, subject to market conditions, take steps to further adjust or restructure turbine orders, including canceling additional turbine orders, consistent with the Company's power plant construction and development programs.

     Capitalized Interest -- The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)." The Company's qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. During the three months ended September 30, 2002 and 2001, the total amount of interest capitalized was $123.2 million and $121.6 million, including $22.2 million and $29.0 million, respectively, of interest incurred on funds borrowed for specific construction projects and $101.0 million and $92.6 million, respectively, of interest incurred on general corporate funds used for construction. During the nine months ended September 30, 2002 and 2001, the total amount of interest capitalized was $457.3 million and $341.2 million, including $94.3 million and $94.9 million, respectively, of interest incurred on funds borrowed for specific construction projects and $363.0 million and $246.3 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The increase in the amount of interest capitalized during 2002, compared to 2001, reflects the increase in the Company's power plant construction program. However, the Company expects that the amount of interest capitalized will decrease in future periods as the power plants in construction are completed and as a result of the current suspension of certain of the Company's development projects.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation are the Company's senior notes, the Company's term loan facility and $600 million and $400 million revolving credit facilities.

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

                                                                            Three Months Ended September 30,
                                                          -------------------------------------------------------------------------
                                                                       2002                                   2001
                                                          ----------------------------------     ----------------------------------
                                                                              Per Share                               Per Share
                                                                         -------------------                    -------------------
                                                            Amount       Diluted       Basic       Amount       Diluted      Basic
                                                          ----------     -------      ------     ----------     -------     -------
Reported income before discontinued operations and
 cumulative effect of accounting changes................  $  144,397     $ 0.33       $ 0.38     $  313,496     $ 0.86      $ 1.03
      Add: Goodwill amortization........................          --         --           --            221         --          --
Pro forma income before discontinued operations and
 cumulative effect of accounting changes................     144,397       0.33         0.38        313,717       0.86        1.03
Discontinued operations and cumulative effect of
 accounting changes, net of tax.........................      16,950       0.03         0.05          7,303       0.02        0.02
                                                          ----------     ------       ------     ----------     ------      ------
      Pro forma net income..............................  $  161,347     $ 0.36       $ 0.43     $  321,020     $ 0.88      $ 1.05
                                                          ==========     ======       ======     ==========     ======      ======

                                                                            Nine Months Ended September 30,
                                                          -------------------------------------------------------------------------
                                                                       2002                                   2001
                                                          ----------------------------------     ----------------------------------
                                                                              Per Share                               Per Share
                                                                         -------------------                    -------------------
                                                            Amount       Diluted       Basic       Amount       Diluted      Basic
                                                          ----------     -------      ------     ----------     -------     -------
Reported income before discontinued operations and
 cumulative effect of accounting changes................  $  132,646     $ 0.37       $ 0.38    $   510,807     $ 1.47      $ 1.69
      Add: Goodwill amortization........................          --         --           --            562         --          --
Pro forma income before discontinued operations and
 cumulative effect of accounting changes................     132,646       0.37         0.38        511,369       1.47        1.69
Discontinued operations and cumulative effect of
 accounting changes, net of tax.........................      26,950       0.08         0.08         37,320       0.10        0.12
                                                          ----------     ------       ------    -----------     ------      ------
      Pro forma net income..............................  $  159,596     $ 0.45       $ 0.46    $   548,689     $ 1.57      $ 1.81
                                                          ==========     ======       ======    ===========     ======      ======

     Recorded goodwill, by segment, as of September 30, 2002 and December 31, 2001, was (in thousands):

                                          September 30, 2002   December 31, 2001
Electric Generation and Marketing.......     $  29,348            $  29,375
Oil and Gas Production and Marketing....            --                   --
Corporate, Other and Eliminations.......            --                   --
                                             ---------            ---------
   Total................................     $  29,348            $  29,375
                                             =========            =========

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

     The Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the amortizable intangible assets consist of the following (in thousands):

                                                                       As of September 30, 2002       As of December 31, 2001
                                                                     ---------------------------   --------------------------
                                                         Weighted
                                                         Average
                                                          Useful
                                                       Life/Contract   Carrying     Accumulated      Carrying     Accumulated
                                                           Life         Amount      Amortization      Amount      Amortization
                                                       -------------  ----------    ------------    ----------    ------------
    Patents........................................           5       $      485    $      (206)    $      485     $     (134)
    Power sales agreements.........................          14          159,563       (103,874)       159,563        (86,646)
    Fuel supply and fuel management contracts......          26           22,198         (3,882)        22,198         (3,216)
    Geothermal lease rights........................          20           19,493           (325)        19,493           (250)
    Steam purchase agreement.......................          14            5,073           (386)             -              -
    Other..........................................           5              852            (58)           277            (25)
                                                                      ----------     ----------     ----------     ----------
       Total.......................................                   $  207,664     $ (108,731)    $  202,016     $  (90,271)
                                                                      ==========     ==========     ==========     ==========

     Amortization expense of other intangible assets was $6.4 million and $5.9 million in the three months ended September 30, 2002 and 2001, respectively, and $18.5 million and $17.8 million in the nine months ended September 30, 2002 and 2001, respectively. Assuming no future impairments of these assets or additions as the result of acquisitions, annual amortization expense will be $21.7 million for the twelve months ended December 31, 2002, $5.5 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.9 million in 2006.

5.   Financing

     On January 31, 2002, the Company's subsidiary, Calpine Construction Management Company, Inc., entered into an agreement with Siemens Westinghouse Power Corporation to reschedule the production and delivery of gas and steam turbine generators and related equipment. Under the agreement, the Company obtained vendor financing of up to $232.0 million bearing variable interest for other gas and steam turbine generators and related equipment. The financing is due prior to the earliest of the equipment site delivery date specified in the agreement, the Company's requested date of turbine site delivery or June 25, 2003. At September 30, 2002, there was $117.5 million in borrowings outstanding under this agreement.

     On May 14, 2002, the Company's subsidiary, Calpine California Energy Finance, LLC, entered into an amended and restated credit agreement with ING Capital LLC for the funding of 9 California peaker facilities, of which $100.0 million was drawn on May 24, 2002. $50.0 million was repaid on August 7, 2002, and the remaining $50.0 million (which is classified as current project financing) is payable on November 25, 2002.

     On May 31, 2002, the Company increased its two-year secured bank term loan to $1.0 billion from $600.0 million, and reduced the aggregate size of its secured corporate revolving credit facilities to $1.0 billion (the $600 million and $400 million facilities, respectively,) from $1.4 billion. At September 30, 2002, the Company had $1.0 billion in funded borrowings outstanding under the term loan facility, and $250.0 million in funded borrowings outstanding, and $595.2 million in outstanding letters of credit under the revolving credit facilities. The revolving credit facilities expire in 2003. However, any letters of credit under the $600 million revolving credit facility can be extended for one year at the Company's option. In 2004 the $1 billion term loan matures.

     On August 22, 2002, the Company completed a $106 million non-recourse project financing for the construction of its 300 megawatt Blue Spruce Energy Center. At September 30, 2002, the Company had $47.2 million in funded borrowings under this non-recourse construction and term-loan facility.

     In November 2003 and 2004 the Company's $1.0 billion and $2.5 billion secured revolving construction financing facilities will mature, requiring the Company to repay or refinance this indebtedness. At September 30, 2002, there was $969.8 million and $2,493.6 million outstanding, respectively, under these facilities.

     For financing activity subsequent to September 30, 2002, see Note 15 - Subsequent Events.

6.   Canadian Income Trust

     On August 29, 2002, the Company announced it had completed a Cdn$230 million (US$147.5 million) initial public offering of its Canadian income trust fund - Calpine Power Income Fund (the "Fund"). The 23 million Trust Units issued to the public were priced at Cdn$10.00 per unit, to initially yield 9.35% per annum. The Fund indirectly owns interests in two of Calpine's Canadian power generating assets, one of which is under construction, and will make a loan to a Calpine subsidiary which owns Calpine's other Canadian power generating asset. Combined, these assets represent approximately 550 net megawatts of power generating capacity.

     On September 20, 2002, the syndicate of underwriters fully exercised the over-allotment option that it was granted as part of the initial public offering of Trust Units and acquired 3,450,000 additional Trust Units of the Fund at Cdn$10 per Trust Unit, generating Cdn$34.5 million (US$21.9 million). This brings the total gross amount of the initial public offering to Cdn$264.5 million (US$169.4 million) as of September 30, 2002.

     The Company intends to retain a substantial interest and operating and management role in the Calpine Power Income Fund and the Fund assets and, accordingly, the financial results of the Fund are consolidated in the Company's financial statements. At September 30, 2002, the Company held 49% of the Fund's authorized Trust Units. The proceeds from the public offering of Trust Units were recorded as minority interests in the Company's balance sheet.

7.   Discontinued Operations

     As a result of the significant contraction in the availability of capital for participants in the energy sector, the Company has adopted a strategy of conserving its core strategic assets. Implicit within this strategy is the disposal of certain assets, which serves primarily to strengthen the Company's balance sheet through repayment of debt. Set forth below are all of the Company's announced and/or completed asset disposals by reportable segment as of September 30, 2002:

Oil  and Gas Production and Marketing

     On August 29, 2002, the Company completed the sale of certain non-strategic oil and gas properties ("Medicine River properties") located in central Alberta to NAL Oil and Gas Trust and another institutional investor for Cdn$125 million (US$81 million).

     In September 2002 the Company announced an agreement with Pengrowth Corporation, administrator of Pengrowth Energy Trust, to sell substantially all of the Company's British Columbia oil and gas properties. The sale was subsequently completed on October 1, 2002, for approximately Cdn$387.5 million (US$243.7 million). See Note 15 - Subsequent Events - for further discussion.

     In September 2002 the Company executed a Purchase and Sale Agreement with Goldking Energy Corporation to sell all of the oil and gas properties in Drake Bay Field located in Plaquemines Parish, Louisiana for approximately $3 million. The sale was subsequently completed on October 31, 2002.

Electric Generation and Marketing

     On June 28, 2002, the Company executed a definitive agreement with Wisconsin Public Service for the sale to Wisconsin Public Service of the Company's 180-megawatt DePere Energy Center. The closing of this transaction is subject to certain conditions. One of the conditions, the receipt of regulatory approval by the State of Wisconsin, was satisfied on September 16, 2002. The sale is expected to close during the fourth quarter of 2002. Upon completion of the sale, Wisconsin Public Service will pay the Company $120.4 million for the DePere facility, and the existing power purchase agreement will be terminated.

     The tables below present significant components of the Company's income from discontinued operations for the three and nine months ended 2002 and 2001, respectively (in thousands):

                                           Three Months Ended September 30, 2002          Three Months Ended September 30, 2001
                                       -------------------------------------------     ------------------------------------------
                                          Electric      Oil and Gas                      Electric       Oil and Gas
                                         Generation     Production                      Generation      Production
                                       and Marketing   and Marketing        Total      and Marketing   and Marketing       Total
                                       -------------   -------------      --------     -------------   -------------     --------

Total revenue......................      $  4,440         $26,369         $ 30,809       $  4,463        $ 30,168        $ 34,631
Gain on disposal before taxes......            --          22,996           22,996             --              --              --
Income from discontinued
 operations before taxes...........           588          26,037           26,625             35          12,171          12,206
Income from discontinued
 operations, net of tax............           287          16,663           16,950             20           7,283           7,303


                                           Nine Months Ended September 30, 2002           Nine Months Ended September 30, 2001
                                       -------------------------------------------     ------------------------------------------
                                          Electric      Oil and Gas                      Electric       Oil and Gas
                                         Generation     Production                      Generation      Production
                                       and Marketing   and Marketing        Total      and Marketing   and Marketing       Total
                                       -------------   -------------      --------     -------------   -------------     --------
Total revenue......................      $ 10,091         $73,931         $ 84,022       $ 10,936        $117,926        $128,862
Gain on disposal before taxes......            --          22,996           22,996             --              --              --
Income from discontinuing
 operations before taxes...........         1,858          40,151           42,009           (293)         60,951          60,658
Income from discontinued
 operations, net of tax............         1,112          25,838           26,950           (177)         36,461          36,284

     The table below presents the assets and liabilities held for sale on the Company's balance sheet as of September 30, 2002 and December 31, 2001, respectively:

                                                    September 30, 2002                              December 31, 2001
                                       -------------------------------------------     ------------------------------------------
                                          Electric      Oil and Gas                      Electric       Oil and Gas
                                         Generation     Production                      Generation      Production
                                       and Marketing   and Marketing        Total      and Marketing   and Marketing       Total
                                       -------------   -------------      --------     -------------   -------------     --------
Current assets held for sale.......      $     --        $ 19,920         $ 19,920       $     --        $  9,484        $  9,484
Long-term assets held for sale.....        76,489         164,985          241,474         70,304         238,159         308,463
                                         --------        --------         --------       --------        --------        --------
   Total assets held for sale.......     $ 76,489        $184,905         $261,394       $ 70,304        $247,643        $317,947
                                         ========        ========         ========       ========        ========        ========

Current liabilities held for sale..      $     --        $  4,522         $  4,522       $     --        $  4,576        $  4,576
Long-term liabilities held for sale         5,983              --            5,983          5,947              --           5,947
                                         --------        --------         --------       --------        --------        --------
   Total liabilities held for sale..     $  5,983        $  4,522         $ 10,505       $  5,947        $  4,576        $ 10,523
                                         ========        ========         ========       ========        ========        ========

     The Company allocates interest expense associated with consolidated non-specific debt to its discontinued operations based on a ratio of the net assets of its discontinued operations to the Company's total consolidated net assets, in accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF No. 87-24"). Also in accordance with EITF No. 87-24, the Company allocated interest expense to its British Columbia oil and gas properties for approximately $50.4 million of debt the Company is required to repay under the terms of its $1.0 billion term loan. For the three months ended September 30, 2002 and 2001, the Company allocated interest expense of $2.8 million and $1.3 million, respectively, to its discontinued operations. For the nine months ended September 30, 2002 and 2001, the Company allocated interest expense of $5.8 million and $3.1 million, respectively, to its discontinued operations.

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

Summary of Derivative Values

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at September 30, 2002, for the Company's derivative instruments:

                                                                                                 Commodity
                                                            Interest Rate        Currency         Derivative         Total
                                                              Derivative        Derivative       Instruments       Derivative
                                                             Instruments       Instruments           Net          Instruments
                                                            -------------      -----------       -----------      -----------
     Current derivative assets..........................     $        --       $        --       $   556,259      $   556,259
     Long-term derivative assets........................              --                --           548,510          548,510
                                                             -----------       -----------       -----------      -----------
        Total assets....................................     $        --       $        --       $ 1,104,769      $ 1,104,769
                                                             ===========       ===========       ===========      ===========
     Current derivative liabilities.....................     $    13,486       $     2,645       $   433,390      $   449,521
     Long-term derivative liabilities...................          28,881            10,992           509,696          549,569
                                                             -----------       -----------       -----------      -----------
        Total liabilities...............................     $    42,367       $    13,637       $   943,086      $   999,090
                                                             ===========       ===========       ===========      ===========
           Net derivative assets (liabilities)..........     $   (42,367)      $   (13,637)      $   161,683      $   105,679
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

     o Termination of effective cash flow hedges prior to maturity -- Following the termination of a cash flow hedge, changes in the derivative asset or liability are no longer recorded to OCI. At this point, an accumulated OCI balance remains that is not recognized in earnings until the forecasted transactions occur. As a result, there will be a temporary difference between OCI and derivative assets and liabilities on the books until the remaining OCI balance is recognized in earnings.

     Below is a reconciliation of the Company's net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at September 30, 2002 (in thousands):

Net derivative assets.........................................................................      $  105,679
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness...........        (170,507)
Cash flow hedges terminated prior to maturity.................................................        (283,448)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges...         126,305
Accumulated OCI from unconsolidated investees.................................................          16,625
Other reconciling items.......................................................................           2,108
                                                                                                    ----------
Accumulated other comprehensive loss from derivative instruments, net of tax..................      $ (203,238)
                                                                                                    ==========

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)" ("FIN 39"). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of September 30, 2002.

                                                         September 30, 2002
                                                  ------------------------------
                                                        Gross              Net
                                                  ------------      ------------
Current derivative assets....................     $    884,615      $    556,259
Long-term derivative assets..................          682,683           548,510
                                                  ------------      ------------
   Total derivative assets...................     $  1,567,298      $  1,104,769
                                                  ============      ============
Current derivative liabilities...............     $    761,746      $    433,390
Long-term derivative liabilities.............          643,869           509,696
                                                  ------------      ------------
   Total derivative liabilities..............     $  1,405,615      $    943,086
                                                  ============      ============
      Net commodity derivative assets........     $    161,683      $    161,683
                                                  ============      ============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of the Company's derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands):

                                                               Three Months Ended September 30,
                                     --------------------------------------------------------------------------------------------
                                                           2002                                           2001
                                     --------------------------------------------   ---------------------------------------------
                                          Hedge        Undesignated                      Hedge         Undesignated
                                     Ineffectiveness   Derivatives        Total     Ineffectiveness    Derivatives        Total
                                     ---------------   ------------     ---------   ---------------    ------------      --------
Natural gas derivatives............      $(2,141)        $(7,748)       $ (9,889)       $(2,346)         $(4,103)        $(6,449)
Power derivatives..................       (3,072)          2,004          (1,068)            --           13,577          13,577
Interest rate derivatives (1)......         (236)             --            (236)           (95)              --             (95)
                                         -------         -------        --------        -------          -------         -------
   Total...........................      $(5,449)        $(5,744)       $(11,193)       $(2,441)         $ 9,474         $ 7,033
                                         =======         =======        ========        =======          =======         =======

                                                               Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------------------
                                                           2002                                           2001
                                     --------------------------------------------   ---------------------------------------------
                                          Hedge        Undesignated                      Hedge         Undesignated
                                     Ineffectiveness   Derivatives        Total     Ineffectiveness    Derivatives        Total
                                     ---------------   ------------     ---------   ---------------    ------------      --------
Natural gas derivatives............      $   584         $(15,737)      $(15,153)       $(5,818)         $ 30,364        $ 24,546
Power derivatives..................       (4,296)          13,497          9,201             --            83,316          83,316
Interest rate derivatives (1)......         (577)              --           (577)          (112)               --            (112)
                                         -------         --------       --------        -------          --------        --------
   Total...........................      $(4,289)        $ (2,240)      $ (6,529)       $(5,930)         $113,680        $107,750
                                         =======         ========       ========        =======          ========        ========
----------

(1)  Recorded within Other Income

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands):

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                         September 30,
                                                                 -----------------------------         -----------------------------
                                                                    2002               2001               2002               2001
                                                                 ----------         ----------         ----------         ----------
Natural gas and crude oil derivatives ..................         $ (43,224)         $ (25,913)         $(118,267)         $   2,067
Power derivatives ......................................            90,747            126,930            252,527            120,742
Interest rate derivatives ..............................            (3,385)            (9,085)            (8,012)            (9,085)
Foreign currency derivatives ...........................                --                 --             (2,794)                --
                                                                 ---------          ---------          ---------          ---------
   Total derivatives ...................................         $  44,138          $  91,932          $ 123,454          $ 113,724
                                                                 =========          =========          =========          =========

     As of September 30, 2002, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 8, 6 1/2, and 12 years, for commodity, foreign currency and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $87.5 million would be reclassified from accumulated OCI into earnings during the twelve months ended September 30, 2003, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

                                                                                                              2007
                                       Q4 2002         2003          2004          2005          2006        & After        Total
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
Crude oil OCI (1) ................    $  (2,614)    $  (1,763)    $      --     $      --     $      --     $      --     $  (4,377)
Gas OCI ..........................       (1,607)     (145,939)      (62,061)      (61,243)      (26,978)        2,842      (294,986)
Power OCI ........................       21,767        51,765         7,332         1,827         3,651        (1,149)       85,193
Interest rate OCI ................      (16,128)      (18,091)      (14,539)      (11,995)      (10,303)      (29,965)     (101,021)
Foreign currency OCI .............         (144)       (2,034)       (2,004)       (1,973)       (1,966)       (6,233)      (14,354)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
   Total pre-tax OCI .............    $   1,274     $(116,062)    $ (71,272)    $ (73,384)    $ (35,596)    $ (34,505)    $(329,545)
                                      =========     =========     =========     =========     =========     =========     =========
----------

(1) Amounts in crude oil OCI relate to certain of the Company's oil and gas discontinued operations. These amounts will continue to be recognized into income from discontinued operations until the disposals have been completed. See Note 7 - Discontinued Operations - for further discussion.

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

                                                                            Accumulated Other Comprehensive Income (Loss)
                                                                                        At September 30, 2002
                                                                --------------------------------------------------------------------
                                                                 Cash Flow      Foreign Currency                       Comprehensive
                                                                   Hedges          Translation          Total          Income (Loss)
                                                                -----------     ----------------     -----------       -------------
Accumulated other comprehensive loss at
 December 31, 2001............................................  $ (183,377)        $  (43,197)       $ (226,574)
Net loss for the three months ended March 31, 2002............                                                          $  (74,267)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
       before reclassification adjustment during the three
       months ended March 31, 2002............................     120,610
      Reclassification adjustment for gain included in net
       loss for the three months ended March 31, 2002.........     (48,699)
      Income tax provision for the three months ended
       March 31, 2002.........................................     (28,153)
                                                                ----------
                                                                    43,758                               43,758             43,758
   Foreign currency translation loss for the three months
    ended March 31, 2002......................................                        (25,170)          (25,170)           (25,170)
                                                                                   ----------        ----------         ----------
Total comprehensive loss for the three months ended
 March 31, 2002...............................................                                                          $  (55,679)
                                                                                                                        ==========
Accumulated other comprehensive loss at March 31, 2002........  $ (139,619)        $  (68,367)       $ (207,986)
                                                                ==========         ==========        ==========
Net income for the three months ended June 30, 2002...........                                                          $   72,516
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
       before reclassification adjustment during the three
       months ended June 30, 2002.............................  $   47,855
      Reclassification adjustment for gain included in net
       income for the three months ended June 30, 2002........     (30,617)
      Income tax provision for the three months ended
       June 30, 2002..........................................      (6,736)
                                                                ----------
                                                                    10,502                           $   10,502             10,502
   Foreign currency translation gain for the three months
    ended June 30, 2002.......................................                     $   78,777            78,777             78,777
                                                                ----------         ----------        ----------         ----------
Total comprehensive income for the three months ended
 June 30, 2002................................................                                                             161,795
                                                                                                                        ----------
Total comprehensive income for the six months ended
 June 30, 2002................................................                                                          $  106,116
                                                                                                                        ==========
Accumulated other comprehensive income (loss) at
 June 30, 2002................................................  $ (129,117)        $   10,410        $ (118,707)
                                                                ==========         ==========        ==========

                             (continues next page)

                                                                            Accumulated Other Comprehensive Income (Loss)
                                                                                        At September 30, 2002
                                                                --------------------------------------------------------------------
                                                                 Cash Flow      Foreign Currency                       Comprehensive
                                                                   Hedges          Translation          Total          Income (Loss)
                                                                -----------     ----------------     -----------       -------------
Net income for the three months ended September 30, 2002......                                                          $  161,347
   Cash flow hedges:
      Comprehensive pre-tax loss on cash flow hedges
       before reclassification adjustment during the three
       months ended September 30, 2002........................  $  (74,813)
      Reclassification adjustment for gain included
       in net income for the three months ended
       September 30, 2002.....................................     (44,138)
      Income tax benefit for the three months ended
       September 30, 2002.....................................      44,830
                                                                ----------
                                                                   (74,121)                          $  (74,121)           (74,121)
   Foreign currency translation loss for the three months
    ended September 30, 2002..................................                     $  (37,489)          (37,489)           (37,489)
                                                                ----------         ----------        ----------         ----------
Total comprehensive income for the three months ended
 September 30, 2002...........................................                                                              49,737
                                                                                                                        ----------
Total comprehensive income for the nine months ended
 September 30, 2002...........................................                                                          $  155,853
                                                                                                                        ==========
Accumulated other comprehensive loss at
 September 30, 2002...........................................  $ (203,238)        $  (27,079)       $ (230,317)
                                                                ==========         ==========        ==========

                                                                            Accumulated Other Comprehensive Income (Loss)
                                                                                        At September 30, 2001
                                                                --------------------------------------------------------------------
                                                                 Cash Flow      Foreign Currency                       Comprehensive
                                                                   Hedges          Translation          Total          Income (Loss)
                                                                -----------     ----------------     -----------       -------------
Accumulated other comprehensive loss at
 December 31, 2000............................................  $       --         $  (23,085)       $  (23,085)
Net loss for the three months ended March 31, 2001                                                                      $  119,663
   Cash flow hedges:
      Comprehensive pre-tax loss on cash flow hedges
       before reclassification adjustment during the three
       months ended March 31, 2001............................     (69,134)
      Reclassification adjustment for gain included in net
       loss for the three months ended March 31, 2001.........     (17,047)
      Income tax provision for the three months ended
       March 31, 2001.........................................      32,611
                                                                ----------
                                                                   (53,570)                             (53,570)           (53,570)
   Foreign currency translation gain for the three months
    ended March 31, 2001......................................                         14,694            14,694             14,694
                                                                ----------         ----------        ----------         ----------
Total comprehensive income for the three months ended
 March 31, 2001...............................................                                                          $   80,787
                                                                                                                        ==========
Accumulated other comprehensive loss at March 31, 2001........  $  (53,570)        $   (8,391)       $  (61,961)
                                                                ==========         ==========        ==========
Net income for the three months ended June 30, 2001...........                                                          $  107,665
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
       before reclassification adjustment during the three
       months ended June 30, 2001.............................  $  263,714
      Reclassification adjustment for gain included in net
       income for the three months ended June 30, 2001........      (4,745)
      Income tax provision for the three months ended
       June 30, 2001..........................................    (102,047)
                                                                ----------
                                                                   156,922                           $  156,922            156,922
   Foreign currency translation loss for the three months
    ended June 30, 2001.......................................                     $  (16,550)          (16,550)           (16,550)
                                                                ----------         ----------        ----------         ----------
Total comprehensive income for the three months ended
 June 30, 2001................................................                                                             248,037
                                                                                                                        ----------
Total comprehensive income for the six months ended
 June 30, 2001................................................                                                          $  328,824
                                                                                                                        ==========
Accumulated other comprehensive income at June 30, 2001.......  $  103,352         $  (24,941)       $   78,411
                                                                ==========         ==========        ==========

                             (continues next page)

                                                                            Accumulated Other Comprehensive Income (Loss)
                                                                                        At September 30, 2002
                                                                --------------------------------------------------------------------
                                                                 Cash Flow      Foreign Currency                       Comprehensive
                                                                   Hedges          Translation          Total          Income (Loss)
                                                                -----------     ----------------     -----------       -------------
Net income for the three months ended September 30, 2001......                                                          $  320,799
   Cash flow hedges:
      Comprehensive pre-tax loss on cash flow hedges
       before reclassification adjustment during the three
       months ended September 30, 2001........................  $ (387,558)
      Reclassification adjustment for gain included
       in net income for the three months ended
       September 30, 2001.....................................     (91,932)
      Income tax benefit for the three months ended
       September 30, 2001.....................................     188,578
                                                                ----------
                                                                  (290,912)                          $ (290,912)          (290,912)
   Foreign currency translation loss for the three months
    ended September 30, 2001..................................                     $  (10,659)          (10,659)           (10,659)
                                                                ----------         ----------        ----------         ----------
Total comprehensive income for the three months ended
 September 30, 2001...........................................                                                              19,228
                                                                                                                        ----------
Total comprehensive income for the nine months ended
 September 30, 2001...........................................                                                          $  348,052
                                                                                                                        ==========
Accumulated other comprehensive loss at
 September 30, 2001...........................................  $ (187,560)        $  (35,600)       $ (223,160)
                                                                ==========         ==========        ==========

10.  Customers

Nevada Power and Sierra Pacific Power Company

     During the first quarter of 2002, two subsidiaries of Sierra Pacific Resources Company, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC"), received credit downgrades to sub-investment grades from the major credit rating agencies. Additionally, NPC acknowledged liquidity problems created when the Public Utilities Commission of Nevada disallowed a rate adjustment requested by NPC to cover the increased cost of buying power during the 2001 energy crisis. NPC requested that its power suppliers extend payment terms to help it overcome its short-term liquidity problems. In June and July 2002 NPC underpaid the Company by approximately $4.2 million, and the Company established a bad debt reserve of approximately $2.7 million against NPC receivables. In addition, NPC and SPPC filed with the Federal Energy Regulatory Commission ("FERC") under Section 206 of the Federal Power Act - see Note 13 for further discussion. In September, 2002, NPC notified the Company of its intention to repay all outstanding payables owed to the Company for power deliveries made during the period of May 1, 2002 through September 15, 2002, following execution by the Company of an agreement to forebear from taking action against NPC provided NPC makes certain periodic payments. On October 25, 2002, the Company received approximately $22.2 million from NPC as repayment of past due amounts for power deliveries through September 15, 2002.

     As of September 30, 2002, the Company had net collection exposures of approximately $35.1 million and $9.6 million with NPC and SPPC, respectively. SPPC is paying the Company currently. The Company's exposures include open forward power contracts that are reported at fair value on the Company's balance sheet as well as receivable and payable balances relating to prior power deliveries. Management is continuing to monitor the exposure and its effect on the Company's financial condition. The table below details the components of the Company's exposure position at September 30, 2002 (in millions of dollars). The positive net positions represent realization exposure while the negative net positions represent the Company's existing or potential obligations.

                                           Receivables/Payables                          Fair Values
                                 ---------------------------------------    --------------------------------------
                                                                  Net         Gross         Gross        Net Open
                                    Gross          Gross      Receivable    Fair Value    Fair Value     Positions
                                 Receivable       Payable      (Payable)       (+)           (-)           Value         Total
                                 ----------      --------     ----------    ----------    ----------     ---------     --------
NPC...........................     $  42.7       $ (14.8)      $  27.9       $  20.1       $ (12.9)      $   7.2       $  35.1
SPPC..........................         6.3            --           6.3           3.3            --           3.3           9.6
                                   -------       -------       -------       -------       -------       -------       -------
   Total......................     $  49.0       $ (14.8)      $  34.2       $  23.4       $ (12.9)      $  10.5       $  44.7
                                   =======       =======       =======       =======       =======       =======       =======

     Under the terms of its contracts with NPC and SPPC, the Company believes that it has the right to offset asset and liability positions.

NRG Power Marketing, Inc.

     The Company has open contract positions with NRG Power Marketing, Inc., a subsidiary of NRG Energy, Inc., which in turn is the unregulated power-generation subsidiary of XCEL Energy Inc. Almost all of the open contracts are accounted for as cash flow hedges under SFAS No. 133. NRG Energy, Inc. has reportedly experienced financial problems, defaulted on certain loan payments and has had its long-term debt rating downgraded to D by Standard & Poor's. According to a report published on November 8, 2002, NRG Energy, Inc. has discussed a Chapter 11 bankruptcy filing with its lenders. While NRG Power Marketing, Inc. has remained current in its payments to the Company through October 20, 2002, the Company has established a partial reserve in OCI in the balance sheet against the fair value of its open contract position with NRG Power Marketing, Inc. The Company will continue to closely monitor its position with NRG Power Marketing, Inc. and will adjust the value of the reserve as conditions dictate. The Company's exposure, net of the established reserve, to NRG Power Marketing, Inc. at September 30, 2002, is summarized below (in millions):

                                           Receivables/Payables                         Open Positions
                                 ---------------------------------------    --------------------------------------
                                                                  Net         Gross         Gross        Net Open
                                    Gross          Gross      Receivable    Fair Value    Fair Value     Positions
                                 Receivable       Payable      (Payable)       (+)           (-)           Value         Total
                                 ----------      --------     ----------    ----------    ----------     ---------     --------
NRG Power Marketing, Inc......     $  3.0         $ (0.0)       $  3.0        $  6.3       $  (0.5)        $ 5.8         $ 8.8

PSM License Receivable

     In December 2001 PSM and a Dutch power services company entered into a perpetual world-wide license agreement for certain PSM proprietary reverse-flow venturi technology. The license fee, while earned upfront, is payable over the period from January 2002 through March 2004. The Company recognized the license fee of $11 million (less imputed interest on the receivable) as income in December 2001. As of the date of this filing, the Company has a receivable of $6 million, with no payments past due. The indirect parent of the Dutch company, a German holding company, filed for insolvency in Germany in July 2002 and the direct parent of the Dutch company has also filed for insolvency. However, the Dutch company has assured the Company that it has not and currently does not expect to file for insolvency. The Company has been further assured in a letter from the German holding company dated July 11, 2002, that the Dutch company expects to continue the license arrangement and to meet its obligations thereunder. Based on the Company's evaluation of these and other factors, the Company has not established a reserve against the related receivable but will continue to closely monitor the situation.

Aquila Merchant Services, Inc.

     On November 13th, Aquila Inc. ("Aquila"), the parent of Aquila Merchant Services, Inc., ("AMS"), reported third quarter 2002 losses of approximately $332 million, suspended its dividend and disclosed that it had obtained debt covenant waivers expiring in April 2003 from certain of its lenders. Currently Aquila has an investment grade rating with two of the three major credit rating agencies. We believe that a downgrade in Aquila's credit rating could trigger additional collateral requirements under Aquila's and AMS's contractual commitments. We currently buy and sell electricity and natural gas from Aquila and AMS under a variety of contractual arrangements. We account for certain of our contractual arrangements with AMS as derivatives under SFAS No. 133 and, accordingly, record the fair value of the open positions under these contracts in our financial statements. We also have tolling arrangements with AMS on our Acadia facility and with Aquila on our Aries facility under which they deliver gas to, and purchase electricity from, us with 20 and 15.5 year terms, respectively. These tolling agreements are not subject to derivative accounting. We also have outstanding receivable and payable balances with Aquila and AMS. The net value of the positions in our balance sheet at September 30, 2002, is summarized below (in millions):

                                           Receivables/Payables                         Open Positions
                                 ---------------------------------------    --------------------------------------
                                                                  Net         Gross         Gross        Net Open
                                    Gross          Gross      Receivable    Fair Value    Fair Value     Positions
                                 Receivable       Payable      (Payable)       (+)           (-)           Value         Total
                                 ----------      --------     ----------    ----------    ----------     ---------     --------
AMS and Aquila................    $  4.0         $ (10.6)      $  (6.6)      $  53.8       $  (5.1)       $ 48.7        $ 42.1

Credit Evaluations

     The Company's treasury department includes a credit group focused on monitoring and managing counterparty risk. The credit group monitors the net exposure with each counterparty on a daily basis. The analysis is performed on a mark-to-market basis using the forward curves analyzed by the Company's Risk Controls group. The net exposure is compared against a counterparty credit risk threshold which is determined based on each counterparty's credit rating and evaluation of the financial statements. The credit department monitors these thresholds to determine the need for additional collateral or restriction of activity with the counterparty.

11.  Earnings Per Share

     Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax interest expense and distribution expense avoided upon conversion. The reconciliation of basic earnings per common share to diluted earnings per share is shown in the following table (in thousands, except per share data).

                                                                                  Periods Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                         2002                                   2001
                                                         ----------------------------------     -----------------------------------
                                                             Net                                   Net
                                                           Income        Shares       EPS         Income       Shares         EPS
                                                         ----------     --------     ------     ---------     --------      -------
THREE MONTHS:
   Basic earnings per common share:
   Income before discontinued operations and
    cumulative effect of a change in accounting
    principle.........................................   $  144,397     376,957      $ 0.38     $ 313,496      304,666      $  1.03
   Discontinued operations, net of tax................       16,950                    0.05         7,303                      0.02
   Cumulative effect of a change in accounting
    principle, net of tax.............................           --          --          --            --           --           --
                                                         ----------    --------      ------     ---------     --------      -------
        Net income....................................   $  161,347     376,957      $ 0.43     $ 320,799      304,666      $  1.05
                                                         ==========    --------      ======     =========     --------      =======
   Diluted earnings per common share:
   Common shares issuable upon exercise of stock
    options using treasury stock method...............                    5,650                                 13,886
                                                                       --------                               --------
   Income before dilutive effect of certain
    convertible securities, discontinued operations
    and cumulative effect of a change in accounting
    principle.........................................   $  144,397     382,607        0.38     $ 313,496      318,552      $  0.98
   Dilutive effect of certain convertible securities..       14,326      99,377       (0.05)       12,435       58,153        (0.12)
                                                         ----------    --------      ------     ---------     --------      -------
   Income before discontinued operations and
    cumulative effect of a change in accounting
    principle.........................................      158,723     481,984        0.33       325,931      376,705         0.86
   Discontinued operations, net of tax................       16,950                    0.03         7,303                      0.02
   Cumulative effect of a change in accounting
    principle, net of tax.............................           --          --          --            --           --           --
                                                         ----------    --------      ------     ---------     --------      -------
        Net income....................................   $  175,673     481,984      $ 0.36     $ 333,234      376,705      $  0.88
                                                         ==========    ========      ======     =========     ========      =======

                                                                                  Periods Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                         2002                                   2001
                                                         ----------------------------------     -----------------------------------
                                                             Net                                   Net
                                                           Income        Shares       EPS         Income       Shares         EPS
                                                         ----------     --------     ------     ---------     --------      -------
NINE MONTHS:
   Basic earnings per common share:
   Income before discontinued operations and
    cumulative effect of a change in accounting
    principle.........................................   $  132,646     346,816      $ 0.38     $ 510,807      302,649      $  1.69
   Discontinued operations , net of tax...............       26,950                    0.08        36,284                      0.12
   Cumulative effect of a change in accounting
    principle, net of tax.............................           --          --          --         1,036           --           --
                                                         ----------    --------      ------     ---------     --------      -------
        Net income....................................   $  159,596     346,816      $ 0.46     $ 548,127      302,649      $  1.81
                                                         ==========    --------      ======     =========     --------      =======
   Diluted earnings per common share:
   Common shares issuable upon exercise of stock
    options using treasury stock method...............                    8,761                                 15,231
                                                                       --------                               --------
   Income before dilutive effect of certain
    convertible securities, discontinued operations
    and cumulative effect of a change in accounting
    principle.........................................   $  132,646     355,577      $ 0.37     $ 510,807      317,880      $  1.61
   Dilutive effect of certain convertible securities..           --          --          --        33,204       52,353        (0.14)
                                                         ----------    --------      ------     ---------     --------      -------
   Income before discontinued operations and
    cumulative effect of a change in accounting
    principle.........................................      132,646     355,577        0.37       544,011      370,233         1.47
   Discontinued operations, net of tax................       26,950                    0.08        36,284                      0.10
   Cumulative effect of a change in accounting
    principle, net of tax.............................           --          --          --         1,036           --           --
                                                         ----------    --------      ------     ---------     --------      -------
        Net income....................................   $  159,596     355,577      $ 0.45     $ 581,331      370,233      $  1.57
                                                         ==========    ========      ======     =========     ========      =======

     For the three and nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001, respectively, the effect of 28,149, 124,755, 2,693 and 2,683 thousand unexercised employee stock options, Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts, Zero Coupons and Convertible Senior Notes Due 2006, were not included in the computation of diluted shares outstanding because such inclusion would have been antidilutive.

12.  Stock Compensation

     The Company accounts for qualified stock compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." On August 27, 2002, the Company announced that, effective January 1, 2003, we intended to adopt SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined consistent with the methodology of SFAS No. 123, which provides for the accounting of options as compensation expense, the Company's net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share amounts):

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                   --------------------------         ---------------------------
                                                                      2002             2001              2002              2001
                                                                   ---------        ---------         ---------         ---------
Net income
      As reported............................................      $ 161,347        $ 320,799         $ 159,596         $ 548,127
      Pro Forma..............................................        155,020          312,922           127,934           527,042
Earnings per share data:
   Basic earnings per share
      As reported............................................      $    0.43        $    1.05         $    0.46         $    1.81
      Pro Forma..............................................           0.41             1.03              0.37              1.74
   Diluted earnings per share
      As reported............................................      $    0.36        $    0.88         $    0.45         $    1.57
      Pro Forma..............................................           0.35             0.86              0.36              1.51

     For the three and nine months ended September 30, 2002 and 2001, respectively, the fair value of options granted was $3.56 and $5.09, and $13.79 and $22.67 on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 97% for the three and nine months ended September 30,

2002, and 76% for the three and nine months ended September 30, 2001, risk-free interest rates of 2.34% for the three months ended September 30, 2002, 2.66% for the nine months ended September 30, 2002, and 5.02% for the three and nine months ended September 30, 2001, and expected option terms after vesting of 2 years and 3 years for the three and nine months ended September 30, 2002 and 1 year for the three and nine months ended September 30, 2001.

13.  Commitments and Contingencies

     Capital Expenditures -- On March 12, 2002, the Company announced a new turbine program that reduces previously forecasted capital spending by approximately $1.2 billion in 2002 and $1.8 billion in 2003. As a result of the turbine order cancellations and the cancellation of certain other equipment, the Company recorded a pre-tax charge of $168.5 million in the first quarter of 2002, based primarily on forfeited prepayments to date and an immaterial cash payment pursuant to contract terms. The Company recorded an additional pre-tax charge of $3.7 million in the third quarter of 2002, based on final resolution of this cancellation.

     Discussions   continue  with  certain  of  the  Company's  major  equipment manufacturers to restructure its existing orders for gas and steam turbines. The Company expects to complete this process by the end of 2002.

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

     Securities Class Action Lawsuits. Fourteen shareholder lawsuits have been filed against the Company and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001, and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001, and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp., Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp., were filed between March 18, 2002, and April 23, 2002. The complaints in these eleven actions are virtually identical--they were filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of the Company's securities between January 5, 2001, and December 13, 2001.

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

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same to those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of the Company's 8.5% Senior Notes due February 15, 2011 ("2011 Notes"), and the alleged class period is October 15, 2001, through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Prospectus Supplement dated October 11, 2001, for the 2011 Notes contained false and misleading statements regarding the Company's financial condition. This action names as defendants the Company, certain of its officers and directors, and the underwriters of the offering, and seeks an unspecified amount of damages, in addition to other forms of relief. The Company expects that this action will either be consolidated with the above-referenced actions or will proceed as a parallel related action before the same judge presiding over the other actions.

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

     The Company considers the allegations against Calpine and its subsidiaries in each of these lawsuits to be without merit, and intends to vigorously defend against them.

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

     Emissions Credits Lawsuit. As described in previous reports, on March 5, 2002, the Company sued Automated Credit Exchange ("ACE") in the Superior Court of the State of California for the County of Alameda for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in the Company's account with U.S. Trust Company ("US Trust"). The Company and ACE entered into a settlement agreement on March 29, 2002, pursuant to which ACE made a payment to the Company of $7 million and transferred to the Company the rights to the emission reduction credits to be held by ACE. The Company dismissed its complaint against ACE. The Company recognized the $7 million in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen"), against Anne
M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to the Company's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. InterGen's complaint refers to the payment by ACE of $7 million to the Company, alleging that InterGen's ability to recover from EonXchange has been undermined thereby. The Company is unable to assess the likelihood of InterGen's complaint being upheld at this time.

     The Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

14.  Operating Segments

     The Company's primary operating segments are power generation; oil and gas production and marketing; and corporate activities and other. Power generation includes the development, acquisition, ownership and operation of power production facilities, the sale of electricity and steam and electricity hedging, balancing, optimization and trading activity. Oil and gas production and marketing includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and oil and gas hedging, balancing, optimization and trading activity. Corporate activities and other consists primarily of financing activities, general and administrative costs and consolidating eliminations. This presentation constitutes a change from prior presentation in that management reviews results from segments inclusive of hedging activity, in contrast to the prior view of hedging activity along product line (gas hedging for power plants is now in power generation, versus oil and gas production and marketing). Certain costs related to company-wide functions are allocated to each segment. However, interest on corporate debt is maintained at corporate and is not allocated to the segments. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. The Company evaluates performance of these operating segments based upon several criteria including gross profit, which is reflected below.

                                                                     Oil and Gas
                                                 Power               Production         Corporate, Other
                                              Generation            and Marketing       and Eliminations             Total
                                        -----------------------  --------------------  ---------------------  ----------------------
                                           2002         2001        2002       2001       2002        2001       2002        2001
                                        ----------   ----------  ----------  --------  ----------  ---------  ----------  ----------
                                                                                (in thousands)
For the three months ended
  September 30, 2002 and 2001:
   Revenue............................  $2,412,458   $2,465,384  $   88,201  $ 62,185  $  (5,649)  $ (7,418)  $2,495,010  $2,520,151
   Gross profit.......................     352,601      497,879      10,869    16,762     (1,138)     6,504      362,332     521,145
   Income (loss) before provision
    for taxes.........................     292,317      478,888       9,993    10,894   (109,507)   (36,982)     192,803     452,800
   Discontinued operations,
    net of tax........................         287           20      16,663     7,283         --         --       16,950       7,303
   Merger expense.....................          --           --          --        --         --         --           --          --
   Equipment cancellation cost........       3,714           --          --        --         --         --        3,714          --

                                                                     Oil and Gas
                                                 Power               Production         Corporate, Other
                                              Generation            and Marketing       and Eliminations             Total
                                        -----------------------  --------------------  ---------------------  ----------------------
                                           2002         2001        2002       2001       2002        2001       2002        2001
                                        ----------   ----------  ----------  --------  ----------  ---------  ----------  ----------
                                                                                (in thousands)
For the nine months ended
  September 30, 2002 and 2001:
   Revenue............................  $5,331,664   $5,063,070  $  249,588  $340,696  $   5,490  $ (99,000)  $5,586,742  $5,304,766
   Gross profit.......................     754,348      865,388      37,910   190,080    (14,917)    (7,384)     777,341   1,048,084
   Income (loss) before provision
    for taxes.........................     517,185      795,509     (40,159)  131,850   (305,575)  (138,391)     171,451     788,968
   Discontinued operations,
    net of tax........................       1,112         (177)     25,838    36,461         --         --       26,950      36,284
   Merger expense.....................          --           --          --    41,627         --         --           --      41,627
   Equipment cancellation cost........     172,185           --          --        --         --         --      172,185          --

                                                                           Oil and Gas
                                                         Power              Production          Corporate, Other
                                                      Generation           and Marketing        and Eliminations            Total
                                                      -----------          -------------        ----------------         -----------
                                                                                       (in thousands)
Total assets:
   September 30, 2002 .....................           $18,334,658           $ 4,061,421           $   293,247            $22,689,326
   December 31, 2001 ......................           $12,572,848           $ 3,503,075           $ 5,253,629            $21,329,552

     For the three months ended September 30, 2002 and 2001, there were intersegment revenues of approximately $144.9 million and $15.9 million, respectively. For the nine months ended September 30, 2002 and 2001, there were intersegment revenues of approximately $217.3 million and $100.8 million, respectively. The elimination of these intersegment revenues, which primarily relate to the use of internally procured gas for the Company's power plants, are included in the Corporate and Other reporting segment.

15.  Subsequent Events

     In October 2002 the Company completed the sale of substantially all of its British Columbia oil and gas properties to Calgary, Alberta-based Pengrowth Corporation for gross proceeds of approximately Cdn$387.5 million (US$243.7 million). Of the total consideration, the Company received US$155.3 million in cash. The remaining US$88.4 million was paid by Pengrowth Corporation's purchase in the open market (for an aggregate purchase price of US$88.4 million) and delivery to the Company of US$203.2 million in aggregate principal amount of the Company's debt securities. As a result of the transaction, the Company will record a US$41.5 million pre-tax gain on the sale of the properties before any gains on the repurchase of debt. The Company used approximately US$50.4 million of proceeds to repay amounts outstanding under its US$1.0 billion term loan.

     The debt securities delivered to the Company by Pengrowth Corporation comprised:

                    Debt Security                     Principal Amount
      -----------------------------------------       ----------------
      7-7/8% Senior Notes Due 2008.............       $  19.5 million
      7-3/4% Senior Notes Due 2009.............          20.2 million
      8-5/8% Senior Notes Due 2010.............          42.4 million
      8-1/2% Senior Notes Due 2011.............         121.1 million
                                                      ---------------
         Total.................................       $ 203.2 million
                                                      ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements. Such statements include those concerning Calpine Corporation's ("the Company's") expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity (iii) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain financing on acceptable terms (iv) unscheduled outages of operating plants (v) unseasonable weather patterns that produce reduced demand for power (vi) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers (vii) cost estimates are preliminary and actual costs may be higher than estimated (viii) a competitor's development of lower-cost generating gas-fired power plants (ix) risks associated with marketing and selling power from power plants in the newly-competitive energy market (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves, and operational factors relating to the extraction of natural gas (xi) the effects on the Company's business resulting from reduced liquidity in the trading and power industry (xii) the Company's ability to access the capital markets on attractive terms (xiii) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated (xiv) the direct or indirect effects on the Company's business of a lowering of its credit rating (or actions it may take in response to changing credit rating criteria), including, increased collateral requirements, refusal by the Company's current or potential counterparties to enter into transactions with it and its inability to obtain credit or capital in desired amounts or on favorable terms. All information set forth in this filing is as of November 14, 2002, and Calpine undertakes no duty to update this information. Readers should carefully review the "Risk Factors" section in documents filed with the Securities and Exchange Commission.

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

     Our reports on Forms 10-K, 10-Q and 8-K are available for download, free of charge, as soon as reasonably practicable, at our website at www.calpine.com. The content of our website is not a part of this report. You may request a copy of these filings, at no cost to you, by writing or telephoning us at: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention:

Lisa M. Bodensteiner, Assistant Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

Selected Operating Information

     Set forth below is certain selected operating information for our power plants and steam fields, for which results are consolidated in our statements of operations. Results vary for the three and nine months ended September 30, 2002, as compared to the same periods in 2001, for the reasons discussed more fully throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenue includes, besides traditional capacity payments, other revenues such as reliability must run and ancillary service revenues. The information set forth under thermal and other revenue consists of host thermal sales and other revenue (revenues in thousands).

                                                                       Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------      ------------------------------
                                                                       2002             2001              2002              2001
                                                                   ------------     ------------      ------------      ------------
                                                                         (in thousands, except production and pricing data)
Power Plants:
   Electricity and steam ("E&S") revenue:
      Energy.................................................      $    485,431     $    488,621      $  1,542,957      $  1,266,601
      Capacity...............................................           409,115          177,928           600,955           420,138
      Thermal and other......................................            52,780           43,957           125,980           118,150
                                                                   ------------     ------------      ------------      ------------
        Subtotal.............................................      $    947,326     $    710,506      $  2,269,892      $  1,804,889
   E&S revenue from discontinued operations..................             4,440            4,463            10,091            10,936
   Spread on sales of purchased power (1)....................           223,136          258,217           486,601           283,684
                                                                   ------------     ------------      ------------      ------------
   Adjusted E&S revenue......................................      $  1,174,902     $    973,186      $  2,766,584      $  2,099,509
   Megawatt hours produced...................................        23,375,000       13,687,000        53,809,000        28,804,000
   All-in electricity price per megawatt hour generated......      $      50.26     $      71.10      $      51.41      $      72.89
------------

(1)  From  hedging,   balancing  and  optimization  activities  related  to  our generating assets. The spread on trading activities is excluded.

     Credit restrictions on certain Calpine Energy Services, L.P. ("CES") activities in 2002 has negatively impacted the volume of its hedging, balancing and optimization activities and these restrictions could cause further reductions of such activities in the future.

     Megawatt hours produced at the power plants increased 71% and 87% for the three and nine months ended September 30, 2002, as compared to the same periods in 2001. This was primarily due to the addition of power plants that commenced commercial operation subsequent to September 30, 2001. The decrease in average all-in electricity price per megawatt hour generated in 2002 reflects the softening market conditions in 2002 for power. The information above is related to our generating assets and excludes trading activities which are discussed in the Results of Operations and Performance Metrics below.

Results of Operations

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and nine months ended September 30, 2002 and 2001, that represent purchased power and purchased gas sales and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                                       Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------      ------------------------------
                                                                       2002             2001              2002              2001
                                                                   ------------     ------------      ------------      ------------
Total revenue.................................................     $ 2,495,010      $ 2,520,151       $ 5,586,742       $ 5,304,766
Sales of purchased power for hedging and optimization.........       1,282,976        1,653,088         2,526,555         2,680,488
As a percentage of total revenue..............................            51.4%            65.6%             45.2%             50.5%
Sales of purchased gas for hedging and optimization...........         231,893           56,916           666,095           412,782
As a percentage of total revenue..............................             9.3%             2.3%             11.9%              7.8%
Total cost of revenue ("COR").................................       2,132,678        1,999,006         4,809,401         4,256,682
Purchased power expense for hedging and optimization..........       1,059,840        1,394,871         2,039,954         2,396,804
As a percentage of total COR..................................            49.7%            69.8%             42.4%             56.3%
Purchased gas expense for hedging and optimization............         220,775           52,856           678,192           389,814
As a percentage of total COR..................................            10.4%             2.6%             14.1%              9.2%

     The accounting requirements under Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" and Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" require us to show most of our physical delivery hedging contracts on a gross basis (as opposed to netting sales and cost of revenue).

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

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                    ---------------------------        ----------------------------
                                                                       2002             2001              2002              2001
                                                                    ----------       ----------        ----------        ----------
                                                                                           (in thousands)
Sales into NEPOOL ISO from power we generated................       $   97,852       $   99,819        $  211,889        $  221,275
Sales into NEPOOL ISO from hedging and other activity........           33,964           67,776            78,770           124,420
                                                                    ----------       ----------        ----------        ----------
   Total sales into NEPOOL...................................       $  131,816       $  167,595        $  290,659        $  345,695
   Total purchases from NEPOOL ISO...........................       $  113,659       $  152,463        $  274,838        $  319,023

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001.

     Revenue -- Total revenue decreased slightly to $2,495.0 million for the three months ended September 30, 2002, compared to $2,520.2 million for the same period in 2001.

     Electric generation and marketing revenue decreased to $2,230.3 million in 2002 compared to $2,363.6 million in 2001. Approximately $236.8 million of the $133.3 million variance was due to electricity and steam sales, which increased due to our growing portfolio of power plants. Generation increased 71% but average pricing dropped by 29%. Our revenue for the period ended September 30, 2002, includes the consolidated results of additional facilities that we completed construction on subsequent to September 30, 2001. However, sales of purchased power decreased by $370.1 million due to lower power prices and industry-wide credit restrictions on risk management activities in 2002, which has resulted in a lower volume of hedging and optimization activity.

     Oil and gas production and marketing revenue increased to $253.7 million in 2002 compared to $111.6 million in 2001. The increase is due to a $175.0 million increase in sales of purchased gas, offset by a $32.9 million decrease in oil and gas sales to third parties primarily due to increased internal consumption.

     Trading revenue, net -- Trading revenue, net decreased from $23.8 million in 2001 to $(4.1) million in 2002. In the three months ended September 30, 2001, we recognized significant mark-to-market gains from power contracts in a market area where we did not have generation assets. Due to lower power prices and industry-wide credit restrictions on risk management and trading activities in 2002, such opportunities and other trading activities have been greatly restricted.

     Cost of revenue -- Cost of revenue increased to $2,132.7 million in 2002 compared to $1,999.0 million in 2001. Approximately $167.9 million of the increase relates to the cost of gas purchased by our energy services organization due to increased price hedging, balancing and optimization activities. Fuel expense increased 60%, from $327.9 million in 2001 to $525.5 million in 2002, due to an increase of 81% in gas-fired megawatt hours generated as offset by slightly lower gas prices in 2002 and an improvement in average heat rate of our generation portfolio. Plant operating expense increased by 51% from $93.7 million to $141.3 million but, expressed per MWh of generation, decreased from $6.85/MWh to $6.04/MWh as economies of scale are being realized due to the increase in the average size of our plants. Depreciation, depletion and amortization expense increased by 47%, from $80.0 million to $117.6 million, due primarily to additional power facilities in consolidated operations at September 30, 2002, as compared to the same period in 2001. These increases were somewhat offset by a $335.0 million decrease in purchased power expense that was caused by lower power prices and by industry-wide credit restrictions on risk management activities in 2002, which has resulted in a lower volume of hedging and optimization activity.

     Project development expense -- Project development expense increased $19.0 million as we expensed approximately $7.7 million in costs related to the cancellation or indefinite suspension of certain development projects.

     General and administrative expense -- General and administrative expense increased to $57.3 million during the third quarter 2002 as compared to $29.4 million in the prior year. The increase is due to the growth of our infrastructure needed to support operations, whose output has grown by approximately 87% and due to severance costs relating to reduction of excess staffing. In the comparable period of 2001, we revised our estimate of bonus expense to reflect a higher mix of stock options versus cash in compensation.

     Interest expense -- Interest expense increased 139% to $113.8 million for the three months ended September 30, 2002, from $47.7 million for the same period in 2001. Interest expense increased primarily due to the issuance of the Convertible Senior Notes Due 2006 and additional senior notes in the fourth quarter of 2001 and due to the fact that interest expense on construction projects stops being capitalized once the project goes into commercial operations and a greater number of projects were in commercial operation in the three months ended September 30, 2002, than in the three months ended September 30, 2001. Interest capitalized in 2002 and 2001 was $123.2 million and $121.6 million, respectively. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects.

     Interest income -- Interest income decreased to $10.8 million for the three months ended September 30, 2002, compared to $21.1 million for the same period in 2001. This decrease is due primarily to lower cash balances and interest rates in 2002.

     Other -- Other income increased by $25.9 million in the three months ended September 30, 2002, compared to the same period in 2001. In the 2002 period we recognized $38.6 million from the termination of a power sales agreement and $2.9 million in Canadian foreign exchange gains. These were partially offset by $4.7 million of letter of credit fees and a $3.0 million loss on the sale of two turbines.

     Provision for income taxes -- The provision for income taxes as a percent of income before provision for income taxes decreased from approximately 31% to 25% for the three months ended September 30, 2002 and 2001, respectively. The decrease in rates was due to our expansion into Canada and the United Kingdom, our cross border financings in October 2001, our revision of estimated year end earnings for 2002, and our revision of tax accruals.

     Discontinued operations, net of tax -- Discontinued operations, net of tax for the three months ended September 30, 2002, was $17.0 million as compared to $7.3 million in 2001. The 2002 amount includes a $12.9 million after-tax gain on the sale of certain oil and gas properties. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001.

     Revenue -- Total revenue increased to $5,586.7 million for the nine months ended September 30, 2002, compared to $5,304.8 million for the same period in 2001.

     Electric generation and marketing revenue increased by $311.0 million to $4,796.4 million in 2002 compared to $4,485.4 million in 2001. Sales of purchased power decreased by $153.9 million due to lower power prices and industry-wide credit restrictions on risk management activities in 2002, which has resulted in a lower volume of hedging and optimization activity. Electricity and steam sales increased by $465.0 million due to our growing portfolio of power plants. Generation increased 87%, but average pricing dropped to moderate revenue growth. Our revenue for the period ended September 30, 2002, includes the consolidated results of additional facilities that we completed construction on subsequent to September 30, 2001.

     Oil and gas production and marketing revenue increased to $755.7 million in 2002 compared to $652.7 million in 2001. The increase is primarily due to a $253.3 million increase in the sales of purchased gas offset by a $150.4 million decrease in oil and gas sales to third parties because of much lower average natural gas pricing in 2002 and increased internal consumption.

     Trading revenue, net -- Trading revenue, net decreased from $129.2 million in 2001 to $9.3 million in 2002. In the nine months ended September 30, 2001, we recognized a significant mark-to-market gain from power contracts in a market area where we did not have generation assets. Due to lower power prices and industry-wide credit restrictions on risk management and trading activities in 2002, such opportunities and other trading activities have been greatly restricted.

     Cost of revenue -- Cost of revenue increased to $4,809.4 million in 2002 compared to $4,256.7 million in 2001. Approximately $288.4 million of the $552.7 million increase relates to the cost of gas purchased by our energy services organization due to increased price hedging, balancing and optimization activities. Fuel expense increased 43%, from $846.2 million in 2001 to $1,208.1 million in 2002, due to a 104% increase in gas-fired megawatt hours generated as offset by significantly lower gas prices, increased usage of internally produced gas and an improved average heat rate of our generation portfolio in 2002. Plant operating expense increased by 52% from $246.0 million to $374.5 million but, expressed per MWh of generation, decreased from $8.54/MWh to $6.96/MWh as economies of scale are being realized due to the increase in the average size of our plants. Royalty expense decreased $10.1 million between periods due to a decrease in revenue for The Geysers geothermal plants. Depreciation, depletion and amortization expense increased by 56%, from $199.5 million to $310.9 million, due primarily to additional power facilities in consolidated operations at September 30, 2002, as compared to the same period in 2001. Operating lease expense increased 31% due to sale/leaseback transactions subsequent to September 30, 2001.

     Project development expense -- Project development expense increased 139% from $25.1 million for the nine months ended September 30, 2001, as compared to $60.0 million for the same period in 2002, as we expensed $28.0 million in costs related to the cancellation or indefinite suspension of certain development projects.

     Equipment cancellation cost -- The pre-tax equipment cancellation charge of $172.2 million in the nine months ended September 30, 2002, was as a result of the turbine order cancellations and the cancellation of certain other equipment based primarily on forfeited prepayments to date.

     General and administrative expense -- General and administrative expense increased 48% to $170.4 million for the nine months ended September 30, 2002, as compared to $114.9 million for the same period in 2001. The increase was attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations, in addition to severance costs from the reduction of our work force. General and administrative expense expressed per KWh of generation decreased to $3.17/KWh in 2002 from $3.99/KWh in 2001.

     Merger expense -- The merger expense of $41.6 million in the nine months ended September 30, 2001 was a result of the pooling-of-interests transaction with Encal Energy Ltd. that closed on April 19, 2001.

     Interest expense -- Interest expense increased 122% to $239.1 million for the nine months ended September 30, 2002, from $107.5 million for the same period in 2001. Interest expense increased primarily due to the issuance of the Convertible Senior Notes Due 2006 and additional senior notes in the second half of 2001 and due to the new plants going into commercial operations at which point capitalization of interest expense ceases. Interest capitalized increased from $341.2 million in the nine months ended September 30, 2001 to $457.3 million in the nine months ended September 30, 2002, due to a larger construction portfolio in 2002. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects.

     Interest income -- Interest income decreased to $34.0 million for the nine months ended September 30, 2002, compared to $60.9 million for the same period in 2001. This decrease is due primarily to lower cash balances and interest rates in 2002.

     Other (income) expense -- Other income increased by $34.0 million in the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to a $38.6 million gain we recognized on the termination of a power sales agreement.

     Provision for income taxes -- The provision for income taxes as a percent of income before provision for income taxes decreased from approximately 35% to 23% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in rates was due to our expansion into Canada and the United Kingdom, our cross border financings in April 2001 and October 2001, our revision of estimated year end earnings for 2002, and our revision of tax accruals.

     Discontinued operations, net of tax -- Discontinued operations, net of tax was $27.0 million and $36.3 million for the nine months ending September 30, 2002 and 2001, respectively. The decrease in 2002 results, despite a $12.9 million gain on sale of oil and gas properties, reflects substantially higher gas prices in 2001. See Note 7 to the Consolidated Condensed Financial Statements for further discussion.

     Cumulative effect of a change in accounting principle - In 2001 the $1.0 million of additional income (net of tax of $0.7 million), is due to the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Selected Balance Sheet Information

     Unconsolidated Investments in Power Projects -- Although our preference is to own 100% of the power plants we acquire or develop, there are situations when we take less than 100% ownership. Reasons why we may take less than a 100% interest in a power plant may include, but are not limited to: (a) our acquisitions of other IPPs such as Cogeneration Corporation of America in 1999 and SkyGen Energy LLC in 2000 in which minority interest projects were included in the portfolio of assets owned by the acquired entities Grays Ferry Power Plant (40% now owned by Calpine) and Androscoggin Energy Center (32.3% now owned by Calpine); (b) opportunities to co-invest with non-regulated subsidiaries of regulated electric utilities, which under the Public Utility Regulatory Policies Act of 1978, as amended, are restricted to 50% ownership of cogeneration qualifying facilities -- such as our investment in Gordonsville Power Plant (50% owned by Calpine and 50% owned by Edison Mission Energy, which is wholly-owned by Edison International Company); and (c) opportunities to invest in merchant power projects with partners who bring marketing, funding, permitting or other resources that add value to a project. An example of this is Acadia Energy Center in Louisiana (50% owned by Calpine and 50% owned by Cleco Midstream Resources, an affiliate of Cleco Corporation). None of our equity investment projects have nominal carrying values as a result of material recurring losses. Further, there is no history of impairment in any of these investments.

     Accumulated other comprehensive loss -- The amount of the accumulated other comprehensive loss increased from $(226.6) million at December 31, 2001, to $(230.3) million at September 30, 2002. The change resulted from unrealized losses on derivatives designated as cash flow hedges of $(19.8) million, net of amounts reclassified to net loss and income taxes, and foreign currency translation gain of $16.1 million. See Note 9 for further information.

Liquidity and Capital Resources

     General -- The latter half of 2001, and particularly the fourth quarter, saw the beginning of a significant contraction in the availability of capital for participants in the energy sector. This was due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a perceived near term surplus supply of electric generating capacity. While we were able to access the capital and bank credit markets, as discussed below, we recognize that terms of financing available to us now and in the future may not be attractive to us. To protect against this possibility and due to current market conditions, we have scaled back our capital expenditure program for 2002 and 2003 to enable us to conserve our available capital resources, but remain ready to access the capital markets as demand increases and attractive financing opportunities arise.

     To date, we have obtained cash from our operations; borrowings under our facilities and other working capital lines; sale of debt, equity, trust preferred securities and convertible debentures; proceeds from sale/leaseback transactions, sale of certain assets and project financing. We have utilized this cash to fund our operations, service debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities at CES, repay debt, and meet our other cash and liquidity needs. Our business is capital intensive. Our ability to capitalize on growth opportunities is dependent on the availability of capital on attractive terms; the timing of the availability of such capital in today's environment is uncertain. Our strategy is also to reinvest our cash from operations into our business development and construction program or use it to repay debt, rather than to pay cash dividends.

     Factors that could affect our liquidity and capital resources are also discussed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       2002              2001
                                                                                  ------------      ------------
                                                                                          (in thousands)
Beginning cash and cash equivalents...........................................    $  1,525,417      $    596,077
Net cash provided by (used in):
   Operating activities.......................................................         785,015           476,005
   Investing activities.......................................................      (3,197,790)       (6,085,999)
   Financing activities.......................................................       1,544,775         5,490,291
   Effect of exchange rates changes on cash and cash equivalents..............           2,277                --
                                                                                  ------------      ------------
   Net increase (decrease) in cash and cash equivalents.......................        (865,723)         (119,703)
                                                                                  ------------      ------------
      Ending cash and cash equivalents........................................    $    659,694      $    476,374
                                                                                  ============      ============

     Operating activities for the nine months ended September 30, 2002, provided net cash of $785.0 million, compared to $476.0 million for the nine months ended September 30, 2001. The cash provided by operating activities for the nine months ended September 30, 2002, consisted of a $420.2 million decrease in operating assets, primarily relating to a $472.1 million decrease in accounts receivable, and current derivative assets and other current assets. This was offset by a $494.4 million decrease in operating liabilities, primarily related to derivative activity. A primary factor causing the significant increase in cash flow from operations in the nine months ended September 30, 2002, in comparison to the same period in 2001, is the realization of approximately $222.3 million of pre-bankruptcy petition PG&E receivables in the first quarter of 2002, which helped our operating cash flow performance and, similarly, the failure to collect those receivables in the first nine months of 2001, which reduced operating cash flow in that period.

     Investing activities for the nine months ended September 30, 2002, consumed net cash of $3.2 billion, primarily due to construction costs and capital expenditures including gas turbine generator costs and associated capitalized interest, $64.7 million of advances to joint ventures including associated capitalized interest for investments in power projects under construction, $84.8 million of capitalized project development costs including associated capitalized interest, and a $14.5 million increase in restricted cash. This was partially offset by $125.1 million of proceeds from sales of physical assets.

     Financing activities for the nine months ended September 30, 2002, provided $1.5 billion of net cash consisting of $751.2 million of proceeds from the offering of common stock, $100.0 million of proceeds from the issuance of additional Convertible Senior Notes Due 2006 pursuant to exercise of the initial purchasers' remaining purchase option, $1.3 billion of proceeds from drawings on our term loan and revolving lines of credit, $169.4 million of proceeds from our Canadian Income Trust Offering, and $438.5 million of proceeds from project financing. This was partially offset by $869.7 million for the repurchase of the outstanding Zero Coupons, $75.7 million for the repayment of notes payable and borrowings under our lines of credit, $153.8 million for repayments of project financing, and additional financing costs.

     We continue to evaluate current and forecasted cash flow as a basis for funding operating requirements and capital expenditures. In November 2003 and 2004 the Company's $1.0 billion and $2.5 billion secured revolving construction financing facilities will mature, requiring the Company to refinance this indebtedness. At September 30, 2002, there was $969.8 million and $2,493.6 million outstanding, respectively, under these facilities. We believe that we will have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and other markets, sale of certain assets and cash balances to satisfy all obligations under outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months.

     Enron Bankruptcy-- During 2001 we, primarily through our CES subsidiary, transacted a significant volume of business with units of Enron Corp. ("Enron"), mainly Enron Power Marketing, Inc. ("EPMI") and Enron North America Corp. ("ENA"). ENA is the parent corporation of EPMI. Enron is the direct parent corporation of ENA. Most of these transactions were contracts for sales and purchases of power and gas for hedging purposes, the terms of which extended out as far as 2009. On December 2, 2001, Enron Corp. and certain of its subsidiaries, including EPMI and ENA, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for the Southern District of New York.

     We have conducted no business with EPMI or ENA since December 31, 2001. We have terminated all of our open forward positions with ENA and EPMI, and will settle with ENA and EPMI based on the value of the terminated contracts at the termination or replacement date, as applicable.

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

     Management believes, based on contractually permissible calculation methodologies, that our gross exposure to Enron and its affiliates will be significantly less than amounts previously disclosed using calculations made under generally accepted accounting principles. We expect that this amount will be offset by CES' losses, damages, attorneys' fees and other expenses arising from the default by Enron.

     We are engaged in confidential settlement negotiations with Enron, ENA and EPMI. It is premature to characterize these negotiations at this time. In the event settlement negotiations prove unsuccessful, we intend to pursue our rights under our agreements with Enron and its affiliates. Regardless of the outcome, we believe, based upon legal analysis, that we do not have any net collection exposure to Enron and its affiliates as at the date hereof.

     Nevada Power and Sierra Pacific Power Company -- During the first quarter of 2002, two subsidiaries of Sierra Pacific Resources Company, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC"), received credit downgrades to sub-investment grades from the major credit rating agencies. Additionally, NPC acknowledged liquidity problems created when the Public Utilities Commission of Nevada disallowed a rate adjustment requested by NPC to cover the increased cost of buying power during the 2001 energy crisis. NPC requested that its power suppliers extend payment terms to help it overcome its short-term liquidity problems. In June and July 2002 NPC underpaid us by approximately $4.2 million, and we established a bed debt reserve of approximately $2.7 million against NPC receivables. On October 25, 2002, we received approximately $22.2 million from NPC for outstanding payables owed to us for power deliveries made during the period of May 1, 2002 through September 15, 2002. See Part II -- Other Information - Item 1 for further discussion.

     As of September 30, 2002, we had net collection exposures of approximately $35.1 million and $9.6 million with NPC and SPPC, respectively. SPPC is paying us currently. Our exposures include open forward power contracts that are reported at fair value on our balance sheet as well as receivable and payable balances relating to prior power deliveries. We are continuing to monitor our exposure and its effect on our financial condition.

     NRG Power Marketing, Inc.-- We have open contract positions with NRG Power Marketing, Inc., a subsidiary of NRG Energy, Inc., which in turn is the unregulated power-generation subsidiary of XCEL Energy Inc. Almost all of the open contracts are accounted for as cash flow hedges under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." NRG Energy, Inc. has reportedly experienced financial problems, defaulted on certain loan payments and has had its long-term debt rating downgraded to D by Standard & Poor's. According to a report published on November 8, 2002, NRG Energy, Inc. has discussed a Chapter 11 bankruptcy filing with its lenders. While NRG Power Marketing, Inc. has remained current in its payments to us through October 20, 2002, we have established a partial reserve in other comprehensive income ("OCI") in the balance sheet against the fair value of our open contract position with NRG Power Marketing, Inc. Our exposure to NRG Power Marketing, Inc. at September 30, 2002, is approximately $8.8 million, net of established reserve. We will continue to closely monitor our position with NRG Power Marketing, Inc. and will adjust the value of the reserve as conditions dictate.

     PSM License Receivable -- In December 2001 our wholly owned subsidiary, Power Systems Mfg., LLC ("PSM") and a Dutch power services company entered into a perpetual world-wide license agreement for certain PSM proprietary reverse-flow venturi technology. The license fee, while earned upfront, is payable over the period from January 2002 through March 2004. We recognized the license fee of $11 million (less imputed interest on the receivable) as income in December 2001. As of the date of this filing, we have a receivable of $6 million, with no payments past due. The indirect parent of the Dutch company, a German holding company, filed for insolvency in Germany in July 2002 and the direct parent of the Dutch company has also filed for insolvency. However, the Dutch company has assured us that it has not and currently does not expect to file for insolvency in the near term. We have been further assured in a letter from the German holding company dated July 11, 2002, that the Dutch company expects to continue the license arrangement and to meet its obligations thereunder. Based on our evaluation of these and other factors, we have not established a reserve against the related receivable but will continue to closely monitor the situation.

     CES Margin Deposits and Other Credit Support -- As of September 30, 2002, CES had $49.8 million in cash on deposit as margin deposits with third parties related to its business activities and letters of credit outstanding in support of CES business activities of $181.6 million. As of December 31, 2001, CES had deposited $345.5 million in cash as margin deposits with third parties related to its business activities and letters of credit outstanding in support of CES business activities of $259.4 million. While we believe that we have adequate liquidity to support CES' operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

     Revised Capital Expenditure Program -- Following a comprehensive review of our power plant development program, we announced in January 2002 the adoption of a revised capital expenditure program, which contemplated the completion of 27 power projects (representing 15,200 MW) then under construction. Fifteen of these facilities have subsequently achieved full or partial commercial operation as of September 30, 2002. Construction of advanced stage development projects is expected to proceed only when there is an established market need for additional generating resources at prices that will allow us to meet our investment criteria, and when capital may again become available to us on attractive terms. Further, our entire development and construction program is flexible and subject to continuing review and revision based upon such criteria.

     On March 12, 2002, we announced a new turbine program that reduces previously forecasted capital spending by approximately $1.2 billion in 2002 and $1.8 billion in 2003. The revision includes adjusted timing of turbine delivery and related payment schedules and also cancellation of some orders. As a result of these turbine cancellations and other equipment cancellations, we recorded a pre-tax charge of $172.2 million in the first nine months of 2002.

     Capital Availability -- As a result of the significant contraction in the availability of capital for participants in the energy sector, access to capital for many in the sector, including the Company, has been restricted. While we were able earlier in the year to access the capital and bank credit markets, the terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control. On April 30, 2002, we completed a public offering of common stock of 66 million shares and priced the offering at $11.50 per share. The proceeds after underwriting fees totaled $734.3 million. The proceeds from the offering were used to repay debt and for general corporate purposes.

     On May 14, 2002, our subsidiary, Calpine California Energy Finance, LLC, entered into an amended and restated credit agreement with ING Capital LLC for the funding of 9 California peaker facilities, of which $100.0 million was drawn on May 24, 2002. $50.0 million was repaid on August 7, 2002, and the remaining $50.0 million (which is classified as current project financing) is payable on November 25, 2002.

     On May 31, 2002, we increased our two-year secured bank term loan to $1.0 billion from $600 million, and reduced the aggregate size of our secured corporate revolving credit facilities to $1.0 billion (the $600 million and $400 million facilities, respectively,) from $1.4 billion. At September 30, 2002, we had $1.0 billion in funded borrowings outstanding under the term loan facility and $250.0 million in funded borrowings outstanding under the revolving credit facilities. Subsequently, $50.4 million of the proceeds of the sale of our British Columbia oil and gas properties to Pengrowth Corporation was applied to repay a portion of the term loan facility.

     Letter of credit facilities -- At September 30, 2002, we had approximately $697.0 million in letters of credit outstanding under various credit facilities to support CES risk management, and other operational and construction activities. Of the total letters of credit outstanding, $595.2 million were issued under the corporate revolving credit facilities. At December 31, 2001, we had $642.5 million in letters of credit outstanding to support CES risk management, and other operational and construction activities.

     Off-Balance Sheet Commitments -- In accordance with SFAS No. 13 and SFAS No. 98, "Accounting for Leases" our operating leases are not reflected on our balance sheet. We entered into sale/leaseback transactions involving our Tiverton and Rumford projects in December 2000 and our South Point, Broad River and RockGen projects in October 2001. All counterparties in these transactions are third parties that are unrelated to us. The sale/leaseback transactions utilize special-purpose entities formed by the equity investors with the sole purpose of owning a power generation facility. We have no ownership or other interest in any of these special-purpose entities. Some of our operating leases contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance debt instruments.

     In accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the debt on the books of our unconsolidated investments in power projects is not reflected on our balance sheet. At September 30, 2002, investee debt totaled $652.1 million. Based on our pro rata ownership share of each of the investments, our share would be $242.8 million. However, all such debt is non-recourse to us. For the Aries Power Plant construction debt, we and Aquila Energy, a wholly owned subsidiary of Aquila Inc, provided support arrangements until construction was completed to cover cost overruns, if any.

Performance Metrics

     In understanding our business, we believe that certain performance metrics are particularly important. These include:

     o Average gross profit margin based on non-GAAP revenue and non-GAAP cost of revenue. A high percentage of our recent revenue has consisted of CES hedging, balancing and optimization activity undertaken primarily to enhance the value of our generating assets (see "Marketing, Hedging, Optimization, and Trading" subsection of the Business Section of our 2001 Form 10-K). CES's hedging, balancing and optimization activity is primarily accomplished by buying and selling electric power and buying and selling natural gas or by entering into gas financial instruments such as exchange-traded swaps or forward contracts. Under SAB No. 101 and EITF No. 99-19, we must show the purchases and sales of electricity and gas for hedging, balancing and optimization activities on a gross basis in our statement of operations when we act as a principal, take title to the electricity and gas we purchase for resale, and enjoy the risks and rewards of ownership. This is notwithstanding the fact that the net gain or loss on certain financial hedging instruments, such as exchange-traded natural gas price swaps, is shown as a net item in our GAAP financials. However, effective July 1, 2002, trading activity is now shown net in our Statements of Operations under Trading revenue, net for all periods presented. Because of the inflating effect on revenue of much of our hedging, balancing and optimization activity, we believe that revenue levels and trends do not reflect our performance as accurately as gross profit, and that it is analytically useful for investors to look at our results on a non-GAAP basis with all hedging, balancing and optimization activity netted. This analytical approach nets the sales of purchased power with purchased power expense and includes that net amount as an adjustment to E&S revenue for our generation assets. Similarly, we believe that it is analytically useful for investors to net the sales of purchased gas with purchased gas expense and include that net amount as an adjustment to fuel expense. This allows us to look at all hedging, balancing and optimization activity consistently (net presentation) and better understand our performance trends. It should be noted that in this non-GAAP analytical approach, total gross profit does not change from the GAAP presentation, but the gross profit margins as a percent of revenue do differ from corresponding GAAP amounts because the inflating effects on our GAAP revenue of hedging, balancing and optimization activities are removed.

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

     o Average cost of natural gas expressed in dollars per millions of Btu's of fuel consumed. At Calpine, the fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu's of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of intercompany "equity" gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu's of the fuel we consumed in our power plants for the period.

     o Average spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from
          (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.

     The table below presents, side-by-side, both our GAAP and non-GAAP netted revenue, costs of revenue and gross profit showing the purchases and sales of electricity and gas for hedging, balancing and optimization activity on a net basis. It also shows the other performance metrics discussed above.

                                                                                                             Non-GAAP Netted
                                                                         GAAP Presentation                    Presentation
                                                                 Three Months Ended September 30,   Three Months Ended September 30,
                                                                 --------------------------------   --------------------------------
                                                                      2002             2001              2002             2001
                                                                   -----------      -----------       -----------      -----------
                                                                                           (In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue(2).......................      $   947,326      $   710,506       $ 1,170,462      $   968,723
      Sales of purchased power for hedging and
       optimization (2)......................................        1,282,976        1,653,088                --               --
                                                                   -----------      -----------       -----------      -----------
        Total electric generation and marketing revenue......        2,230,302        2,363,594         1,170,462          968,723
   Oil and gas production and marketing revenue
      Oil and gas sales......................................           21,827           54,693            21,827           54,693
      Sales of purchased gas for hedging and
       optimization (2)......................................          231,893           56,916                --               --
                                                                   -----------      -----------       -----------      -----------
        Total oil and gas production and marketing revenue...          253,720          111,609            21,827           54,693
   Trading revenue, net
      Realized revenue on power and gas trading
       transactions, net.....................................            6,845           16,700             6,845           16,700
      Unrealized mark-to-market gain (loss) on power
       and gas transactions, net.............................          (10,957)           7,128           (10,957)           7,128
                                                                   -----------      -----------       -----------      -----------
        Total trading revenue, net...........................           (4,112)          23,828            (4,112)          23,828
   Income (loss) from unconsolidated investments in
    power projects...........................................           10,176            6,859            10,176            6,859
   Other revenue.............................................            4,924           14,261             4,924           14,261
                                                                   -----------      -----------       -----------      -----------
           Total revenue.....................................        2,495,010        2,520,151         1,203,277        1,068,364
                                                                   -----------      -----------       -----------      -----------

                             (continues next page)

                                                                                                             Non-GAAP Netted
                                                                         GAAP Presentation                    Presentation
                                                                 Three Months Ended September 30,   Three Months Ended September 30,
                                                                 --------------------------------   --------------------------------
                                                                      2002             2001              2002             2001
                                                                   -----------      -----------       -----------      -----------
                                                                                           (In thousands)
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense................................          141,262           93,709           141,262           93,709
      Royalty expense........................................            4,743            5,255             4,743            5,255
      Purchased power expense for hedging and
       optimization (2)......................................        1,059,840        1,394,871                --               --
                                                                   -----------      -----------       -----------      -----------
        Total electric generation and marketing expense......        1,205,845        1,493,835           146,005           98,964
   Oil and gas production and marketing expense
      Oil and gas production expense.........................           22,953           13,009            22,953           13,009
      Purchased gas expense for hedging and
       optimization (2)......................................          220,775           52,856                --               --
                                                                   -----------      -----------       -----------      -----------
        Total oil and gas production and marketing expense...          243,728           65,865            22,953           13,009
   Fuel expense..............................................          525,478          327,947           514,360          323,887
   Depreciation, depletion and amortization expense..........          117,568           80,044           117,568           80,044
   Operating lease expense...................................           36,520           27,830            36,520           27,830
   Other expense.............................................            3,539            3,485             3,539            3,485
                                                                   -----------      -----------       -----------      -----------
           Total cost of revenue.............................        2,132,678        1,999,006           840,945          547,219
                                                                   -----------      -----------       -----------      -----------
Gross profit.................................................      $   362,332      $   521,145       $   362,332      $   521,145
                                                                   ===========      ===========       ===========      ===========
Gross profit margin..........................................              15%              21%               30%              49%

                                                                                                             Non-GAAP Netted
                                                                         GAAP Presentation                    Presentation
                                                                  Nine Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------   --------------------------------
                                                                      2002             2001              2002             2001
                                                                   -----------      -----------       -----------      -----------
                                                                                           (In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue(2).......................      $ 2,269,892      $ 1,804,889       $ 2,756,493      $ 2,088,573
      Sales of purchased power for hedging and
       optimization (2)......................................        2,526,555        2,680,488                --               --
                                                                   -----------      -----------       -----------      -----------
        Total electric generation and marketing revenue......        4,796,447        4,485,377         2,756,493        2,088,573
   Oil and gas production and marketing revenue
      Oil and gas sales......................................           89,585          239,940            89,585          239,940
      Sales of purchased gas for hedging and
       optimization (2)......................................          666,095          412,782                --               --
                                                                   -----------      -----------       -----------      -----------
        Total oil and gas production and marketing revenue...          755,680          652,722            89,585          239,940
   Trading revenue, net
      Realized revenue on power and gas trading
       transactions, net.....................................           15,276           21,340            15,276           21,340
      Unrealized mark-to-market gain (loss) on power
       and gas transactions, net.............................           (5,952)         107,862            (5,952)         107,862
                                                                   -----------      -----------       -----------      -----------
        Total trading revenue, net                                       9,324          129,202             9,324          129,202
   Income from unconsolidated investments in
    power projects...........................................           10,499            9,021            10,499            9,021
   Other revenue.............................................           14,792           28,444            14,792           28,444
                                                                   -----------      -----------       -----------      -----------
           Total revenue.....................................        5,586,742        5,304,766         2,880,693        2,495,180
                                                                   -----------      -----------       -----------      -----------

                             (continues next page)

                                                                                                             Non-GAAP Netted
                                                                         GAAP Presentation                    Presentation
                                                                  Nine Months Ended September 30,    Nine Months Ended September 30,
                                                                 --------------------------------   --------------------------------
                                                                      2002             2001              2002             2001
                                                                   -----------      -----------       -----------      -----------
                                                                                           (In thousands)
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense................................          374,497          246,045           374,497          246,045
      Royalty expense........................................           13,092           23,181            13,092           23,181
      Purchased power expense for hedging and
       optimization (2)......................................        2,039,954        2,396,804                --               --
                                                                   -----------      -----------       -----------      -----------
        Total electric generation and marketing expense......        2,427,543        2,666,030           387,589          269,226
   Oil and gas production and marketing expense
      Oil and gas production expense.........................           67,381           62,371            67,381           62,371
      Purchased gas expense for hedging and
       optimization (2)......................................          678,192          389,814                --               --
                                                                   -----------      -----------       -----------      -----------
        Total oil and gas production and marketing expense...          745,573          452,185            67,381           62,371
   Fuel expense...............................................       1,208,092          846,195         1,220,189          823,227
   Depreciation, depletion and amortization expense..........          310,943          199,509           310,943          199,509
   Operating lease expense...................................          108,917           83,289           108,917           83,289
   Other expense.............................................            8,333            9,474             8,333            9,474
                                                                   -----------      -----------       -----------      -----------
           Total cost of revenue.............................        4,809,401        4,256,682         2,103,352        1,447,096
                                                                   -----------      -----------       -----------      -----------
Gross profit.................................................      $   777,341      $ 1,048,084       $   777,341      $ 1,048,084
                                                                   ===========      ===========       ===========      ===========
Gross profit margin..........................................              14%              20%               27%              42%

                                                                         Non-GAAP Netted                    Non-GAAP Netted
                                                                          Presentation                       Presentation
                                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                                 --------------------------------   -------------------------------
                                                                      2002              2001             2002               2001
                                                                   ----------       -----------       -----------      -----------
                                                                                          (In thousands)
Other Non-GAAP Performance Metrics
Average availability and capacity factor:
   Average availability......................................              94%              96%               92%              93%
   Average capacity factor or operating rate based on
    total hours (excluding peakers)..........................              73%              76%               70%              71%
Average heat rate for gas-fired power plants (excluding
 peakers) (Btu's/kWh):
   Not steam adjusted........................................            7,646            8,069             7,937            8,329
   Steam adjusted............................................            7,078            7,415             7,268            7,490
Average all-in realized electric price:
   Adjusted electricity and steam revenue
    before discontinued operations (in thousands)............      $ 1,170,462      $   968,723       $ 2,756,493      $ 2,088,573
   Electricity and steam revenue from discontinued
    operations...............................................            4,440            4,463            10,091           10,936
   Adjusted electricity and steam revenue....................        1,174,902          973,186         2,766,584        2,099,509
   MWh generated (in thousands)..............................           23,375           13,687            53,809           28,804
   Average all-in realized electric price per MWh............      $     50.26      $     71.10       $     51.41      $     72.89
Average cost of natural gas:
   Fuel expense..............................................      $   514,360      $   323,887       $ 1,220,189      $   823,227
   Fuel cost elimination.....................................           46,957            9,784           116,911           88,455
   Fuel expense from discontinued operations.................            2,418            2,489             4,551            5,564
                                                                   -----------      -----------       -----------      -----------
   Adjusted fuel expense.....................................      $   563,735      $   336,160       $ 1,341,651      $   917,246
   MMBtu of fuel consumed by generating plants
    (in thousands)...........................................          158,420           92,695           377,694         193,838
   Average cost of natural gas per MMBtu.....................      $      3.56      $      3.63       $      3.55      $      4.73
   MWh generated (in thousands)..............................           23,375           13,687            53,809           28,804
   Average cost of oil and natural gas burned by
    power plants per MWh.....................................      $     24.12      $     24.56       $     24.93      $     31.84
Average spark spread:
   Adjusted electricity and steam revenue (in thousands).....      $ 1,174,902      $   973,186       $ 2,766,584      $ 2,099,509
      Less: Adjusted fuel expense (in thousands).............          563,735          336,160         1,341,651          917,246
                                                                   -----------      -----------       -----------      -----------
   Spark spread (in thousands)...............................      $   611,167      $   637,026       $ 1,424,933      $ 1,182,263
   MWh generated (in thousands)..............................           23,375           13,687            53,809           28,804
   Average spark spread per MWh..............................      $     26.14      $     46.54       $     26.48      $     41.05

     For the three and nine months ended September 30, 2002 and 2001, trading revenue, net consisted of (dollars in thousands):

                                                                                  Three Months Ended          Nine Months Ended
                                                                                      September 30,             September 30,
                                                                                ----------------------     ----------------------
                                                                                  2002         2001          2002           2001
                                                                                ---------    ---------     ---------     --------

ELECTRICITY
Realized gain (loss)   Realized revenue on power trading transactions, net..    $  2,329     $  4,309      $  3,305      $  4,066
                       Unrealized mark-to-market gain (loss) on power
Unrealized              transactions, net...................................      (1,068)      13,577         9,201        83,316
                                                                                --------     --------      --------      --------
   Subtotal.................................................................    $  1,261     $ 17,886      $ 12,506      $ 87,382
GAS
Realized gain (loss)   Realized revenue on gas trading transactions, net....    $  4,516     $ 12,391      $ 11,971      $ 17,274
                       Unrealized mark-to-market gain (loss) on gas
Unrealized              transactions, net...................................      (9,889)      (6,449)      (15,153)       24,546
                                                                                --------     --------      --------      --------
   Subtotal.................................................................    $ (5,373)    $  5,942      $ (3,182)     $ 41,820

                                                                           Three Months                 Three Months
                                                                              Ended        Percent of      Ended          Percent of
                                                                           September 30,     Gross      September 30,       Gross
                                                                                2002        Profit          2001            Profit
                                                                           -------------   ---------    -------------     ----------
Total trading activity gain (loss).......................................   $  (4,112)       (1.1)%      $ 23,828            4.6%
Realized gain............................................................   $   6,845         1.9%       $ 16,700            3.2%
Unrealized (mark-to-market) gain (loss)(1)...............................   $ (10,957)       (3.0)%      $  7,128            1.4%

                                                                            Nine Months                  Nine Months
                                                                              Ended        Percent of      Ended          Percent of
                                                                           September 30,     Gross      September 30,       Gross
                                                                                2002        Profit          2001            Profit
                                                                           -------------   ---------    -------------     ----------
Total trading activity gain..............................................   $   9,324         1.2%       $ 129,202          12.3%
Realized gain............................................................   $  15,276         2.0%       $  21,340           2.0%
Unrealized (mark-to-market) gain (loss)(1)...............................   $  (5,952)       (0.8)%      $ 107,862          10.3%

(1) For the three and nine months ended September 30, 2002, the mark-to-market gains shown above as "trading" activity include a net loss on hedge ineffectiveness of $(5,213) and $(3,712), consisting of an ineffectiveness loss on power hedges of $(3,072) and $(4,296) and an ineffectiveness gain
     (loss) on gas hedges of $(2,141) and $584. For the three and nine months ended September 30, 2001, the mark-to-market gains shown above as "trading" activity include a net loss on hedge ineffectiveness of $(2,346) and $(5,818), consisting of an ineffectiveness gain on power hedges of $0 and $0, and an ineffectiveness loss on gas hedges of $(2,346) and $(5,818).

(2) Following is a reconciliation of GAAP to non-GAAP presentation further to the narrative set forth under this Performance Metrics section ($ in thousands):

                                                                                        Total Net
                                                                                        Hedging,
                                                                                        Balancing &       Netted
                                                                        GAAP           Optimization       Non-GAAP
                                                                       Balance           Activity         Balance
                                                                     -----------       -------------    -----------
Three months ended September 30, 2002
   Electricity and steam revenue................................     $   947,326       $    223,136     $ 1,170,462
   Sales of purchased power for hedging and optimization........       1,282,976         (1,282,976)             --
   Sales of purchased gas for hedging and optimization..........         231,893           (231,893)             --
   Purchased power expense for hedging and optimization.........       1,059,840         (1,059,840)             --
   Purchased gas expense for hedging and optimization...........         220,775           (220,775)             --
   Fuel expense.................................................         525,478            (11,118)        514,360
Three months ended September 30, 2001
   Electricity and steam revenue................................     $   710,506       $    258,217     $   968,723
   Sales of purchased power for hedging and optimization........       1,653,088         (1,653,088)             --
   Sales of purchased gas for hedging and optimization..........          56,916            (56,916)             --
   Purchased power expense for hedging and optimization.........       1,394,871         (1,394,871)             --
   Purchased gas expense for hedging and optimization...........          52,856            (52,856)             --
   Fuel expense.................................................         327,947             (4,060)        323,887

                                                                                        Total Net
                                                                                        Hedging,
                                                                                        Balancing &       Netted
                                                                        GAAP           Optimization       Non-GAAP
                                                                       Balance           Activity         Balance
                                                                     -----------       -------------    -----------
Nine months ended September 30, 2002
   Electricity and steam revenue................................     $ 2,269,892       $    486,601     $ 2,756,493
   Sales of purchased power for hedging and optimization........       2,526,555         (2,526,555)             --
   Sales of purchased gas for hedging and optimization..........         666,095           (666,095)             --
   Purchased power expense for hedging and optimization.........       2,039,954         (2,039,954)             --
   Purchased gas expense for hedging and optimization...........         678,192           (678,192)             --
   Fuel expense.................................................       1,208,092             12,097       1,220,189
Nine months ended September 30, 2001
   Electricity and steam revenue................................     $ 1,804,889       $    283,684     $ 2,088,573
   Sales of purchased power for hedging and optimization........       2,680,488         (2,680,488)             --
   Sales of purchased gas for hedging and optimization..........         412,782           (412,782)             --
   Purchased power expense for hedging and optimization.........       2,396,804         (2,396,804)             --
   Purchased gas expense for hedging and optimization...........         389,814           (389,814)             --
   Fuel expense.................................................         846,195            (22,968)        823,227

Overview

Summary of Key Activities

Power Plant Development and Construction:

       Date               Project                        Description
      -----   --------------------------------     -----------------------
      7/02    Freestone Energy Center              Commenced operations
      7/02    Bethpage Power Plant Peaker          Commenced operations
      7/02    Oneta Energy Center                  Partial Commencement of
                                                     operations
      8/02    Yuba City Energy Center              Commenced Operations
      8/02    Acadia Energy Center                 Commenced Operations
      8/02    Hermiston Energy Center              Commenced Operations
      8/02    Auburndale Peaking Energy Center     Commenced Operations
      10/02   Corpus Christi Energy Center         Commenced Operations

Finance

     Note Repayments and New Funding:

                 Approximate
  Date             Amount                          Description
-------     --------------------      ---------------------------------------
8/7/02      $50.0 million             Repayment of peaker funding
8/22/02     $106.0 million            Non-Recourse project financing for the
                                         construction of the Blue Spruce
                                         Energy Center
8/29/02     US$147.5 million,         Canadian Power Income Fund
               Cdn$230 million
8/29/02     US$81.0 million,          Completed the sale of certain
               Cdn$125.0 million         non-strategic oil and gas properties
                                         ("Medicine River properties") located
                                         in central Alberta to NAL Oil and Gas
                                         Trust and another institutional
                                         investor
9/20/02     US$21.9 million,          Canadian Power Income Fund
               Cdn$34.5 million
10/1/02     US$243.7 million,         Sale of substantially all of our British
               Cdn$387.5 million         Columbia oil and gas properties to
                                         Calgary, Alberta-based Pengrowth
                                         Corporation

Other:

  Date                               Description
--------      --------------------------------------------------------------
9/16/02       Received regulatory approval for the sale of the DePere Energy
                 Center
9/30/02       Renegotiation of a 10-year power sales agreement with the City of Lodi
10/25/02      Received approximately $22.2 million from Las Vegas-based
                 Nevada Power Company
10/31/02      Received approximately $3 million from Goldking Energy
                 Corporation for all of the oil and gas properties in Drake Bay Field


California Power Market

     On April 22, 2002, we announced that we had renegotiated CES' long-term power contracts with the California Department of Water Resources (the "DWR"). The Office of the Governor of California, the California Public Utilities Commission (the "CPUC"), the California Electricity Oversight Board (the "EOB") and the California Attorney General (the "AG") endorsed the renegotiated contracts and agreed to drop all pending claims against us and our affiliates, including withdrawing the complaint under Section 206 of the Federal Power Act that had been filed by the CPUC and EOB with FERC, and the termination by the CPUC and the EOB of their efforts to seek refunds from us and our affiliates through FERC refund proceedings. In connection with the renegotiation, we have agreed to pay $6 million over three years to the AG to resolve any and all possible claims against us and our affiliates brought by the AG without admitting any liability on the part of the Company.

     CES had signed three long-term contracts with DWR in February 2001, comprising two 10-year baseload energy contracts and one 20-year peaking contract. The renegotiation provided for the shortening of the duration of each of the two 10-year, baseload energy contracts by two years and of the 20-year peaker contract by ten years. These changes reduced DWR's long-term purchase obligations. In addition, CES agreed to reduce the energy price on one baseload contract from $61.00 to $59.60 per megawatt-hour, and to convert the energy portion of the peaker contract to gas index pricing from fixed energy pricing. CES also agreed to deliver up to 12.2 million megawatt-hours of additional energy pursuant to the baseload energy contracts in 2002 and 2003. In connection with the renegotiation, CES also agreed with DWR that DWR will have the right to assume and complete four of our projects currently planned for California and in the advanced development stage if we do not meet certain milestones with respect to each project assumed, provided that DWR reimburses us for all construction costs and certain other costs incurred by us to the date DWR assumes the relevant project. Based on the terms of the DWR contracts, we expect to generate over $8.7 billion in revenue between 2002 and 2011 from the DWR contracts.

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

Financial Market Risks

     As an independent power producer primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments. We enter into commodity financial instruments to convert floating or indexed electricity and gas (and to a lesser extent oil and refined product) prices to fixed prices in order to lessen our vulnerability to reductions in electric prices for the electricity we generate, to reductions in gas prices for the gas we produce, and to increases in gas prices for the fuel we consume in our power plants. We seek to "self-hedge" our gas consumption exposure to an extent with our own gas production position. Any hedging, balancing, or optimization activities that we engage in are directly related to our asset-based business model of owning and operating gas-fired electric power plants and are designed to protect our "spark spread" (the difference between our fuel cost and the revenue we receive for our electric generation). We hedge exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas, and we utilize derivatives to optimize the returns we are able to achieve from these assets for our shareholders. From time to time we have entered into contracts considered energy trading contracts under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." However, our traders have low capital at risk and value at risk limits for energy trading, and our risk management policy limits, at any given time, our net sales of power to our generation capacity and limits our net purchases of gas to our fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133. In addition, as discussed above, due to industry-wide credit restrictions, our hedging, balancing and optimization activities have been reduced and may be further reduced in the future.

     The change in fair value of outstanding commodity derivative instruments from January 1, 2002, through September 30, 2002, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2002..........................................    $ (88,123)
   Gains recognized or otherwise settled during the period (1)..................................     (149,536)
   Changes in fair value attributable to changes in valuation techniques and assumptions........           --
   Change in fair value attributable to new contracts and price movements (2)...................      159,769
   Terminated derivatives (2)...................................................................      239,573
                                                                                                    ---------
      Fair value of contracts outstanding at September 30, 2002 (3).............................    $ 161,683
                                                                                                    =========
----------

(1) Recognized gains from commodity cash flow hedges of $134.3 million reported in Note 8 of the financial statements and $15.3 million realized gain on trading activity reported in the Statement of Operations under trading revenue, net.

(2) Includes the value of derivatives settled before their scheduled maturity and the value of commodity financial instruments that ceased to qualify as derivative instruments.

(3) Net commodity derivative assets reported in Note 8 of the Notes to Consolidated Financial Statements included in this filing.

     The fair value of outstanding derivative commodity instruments at September 30, 2002, based on price source and the period during which the instruments will mature are summarized in the table below (in thousands):

Fair Value Source                                               2002       2003-2004       2005-2006    After 2006      Total
-----------------                                            ----------    ---------      ----------    ----------    ----------
   Prices actively quoted................................    $    2,779    $  102,030     $       --    $      --     $  104,809
   Prices provided by other external sources.............        16,087        31,777         37,252           --         85,116
   Prices based on models and other valuation methods....          (276)        3,220        (24,713)      (6,473)       (28,242)
                                                             ----------    ----------     ----------    ---------     ----------
      Total fair value...................................    $   18,590    $  137,027     $   12,539    $  (6,473)    $  161,683
                                                             ==========    ==========     ==========    =========     ==========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30, 2002, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality (based on October 16, 2002, ratings)             2002       2003-2004      2005-2006     After 2006      Total
---------------------------------------------------          ---------     ---------      ---------     ----------    ----------
   Investment grade .....................................    $  (7,671)    $ 129,826      $  14,386     $ (11,089)    $  125,452
   Non-investment grade .................................       26,031         7,814         (1,750)        4,660         36,755
   No external ratings ..................................          230          (613)           (97)          (44)          (524)
                                                             ---------     ---------      ---------     ---------     ----------
      Total fair value ..................................    $  18,590     $ 137,027      $  12,539     $  (6,473)    $  161,683
                                                             =========     =========      =========     =========     ==========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                                     Fair
                                                                 Value After
                                                                 10% Adverse
                                              Fair Value         Price Change
                                              ----------         ------------
At September 30, 2002:
   Crude oil..............................    $   (4,664)         $   (9,063)
   Electricity............................       162,086              73,536
   Natural gas............................         4,261            (120,464)
                                              ----------          ----------
      Total...............................    $  161,683          $  (55,991)
                                              ==========          ==========

     Derivative commodity instruments included in the table are those included in Note 8 to the unaudited Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a 10% adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a 10% adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset physical positions exposed to the cash market. None of the offsetting physical positions are included in the table above.

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 65% from December 31, 2001, to September 30, 2002, while the total volume of open power derivative positions decreased 17% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of September 30, 2002, the majority of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the nine months ended September 30, 2002, have reflected this. See Note 8 for additional information on derivative activity and also the 2001 Form 10-K for a further discussion of our accounting policies related to derivative accounting. How we account for our derivatives depends upon whether we have designated the derivative as a cash flow or fair value hedge or not designated the derivative in a hedge relationship. The following accounting applies:

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

     Collateral Debt Securities - The King City operating lease commitment is supported by collateral debt securities that mature serially in amounts equal to a portion of the semi-annual lease payment. We have the ability and intent to hold these securities to maturity, and as a result, we do not expect a sudden change in market interest rates to have a material affect on the value of the securities at the maturity date. The securities are recorded at an amortized cost of $85.0 million at September 30, 2002. The following tables present our different classes of collateral debt securities by expected maturity date and fair market value as of September 30, 2002, (dollars in thousands):

                                                                          Expected Maturity Date
                                                     -------------------------------------------------------------
                                          Weighted
                                          Average
                                          Interest
                                            Rate       2003         2004         2005         2006      Thereafter      Total
                                          --------   --------     --------     --------     --------    ----------    --------
Corporate Debt Securities ..............    7.2%     $  2,015     $  6,050     $  7,825     $     --     $     --     $ 15,890
Government Agency Debt
 Securities ............................    6.9%        1,960           --           --           --           --        1,960
U.S. Treasury Notes ....................    6.5%           --           --        1,975           --           --        1,975
U.S. Treasury Securities
 (non-interest bearing) ................     --         4,065           --           --        9,700      105,250      119,015
                                                     --------     --------     --------     --------     --------     --------
   Total ...............................             $  8,040     $  6,050     $  9,800     $  9,700     $105,250     $138,840
                                                     ========     ========     ========     ========     ========     ========


                                         Fair Market Value
                                         -----------------
  Corporate Debt Securities...........       $ 16,892
  Government Agency Debt Securities...          1,994
  U.S. Treasury Notes.................          2,223
  U.S. Treasury Securities
   (non-interest bearing).............         83,387
                                             --------
     Total............................       $104,496
                                             ========

     Interest rate swaps and cross currency swaps -- From time to time, we use interest rate swap and cross currency swap agreements to mitigate our exposure to interest rate and currency fluctuations associated with certain of our debt instruments. We do not use interest rate swap and currency swap agreements for speculative or trading purposes. In regards to foreign currency denominated senior notes, the swap notional amounts equal the amount of the related principal debt. The following tables summarize the fair market values of our existing interest rate swap and currency swap agreements as of September 30, 2002, (dollars in thousands):

                       Weighted Average   Weighted Average
                      Notional Principal    Interest Rate       Interest Rate           Fair Market
   Maturity Date            Amount             (Pay)              (Receive)                Value
   -------------      ------------------  ----------------     ----------------         -----------
   2008............      $   44,250             4.2%                 (1)                $   (4,681)
   2011............          51,760             6.9%           3-month US LIBOR             (7,838)
   2012............         117,936             6.5%           3-month US LIBOR            (19,416)
   2014............          67,929             6.7%           3-month US LIBOR            (10,432)
                         ----------                                                      ---------
      Total........      $  281,875             6.3%                                     $ (42,367)
                         ==========                                                      =========
----------

(1)  1-month US LIBOR until July, 2003. 3-month US LIBOR thereafter.

                                                                                             Frequency of
                                                                                               Currency      Fair Market
Maturity Date             Notional Principal                Fixed Currency Exchange            Exchange         Value
-------------    -----------------------------------    -------------------------------      ------------         -----
                           (Pay/Receive)                        (Pay/Receive)
2007...........  US$127,763/Cdn$200,000                 US$5,545/Cdn$8,750                   Semi-annually     $  (9,176)
2008...........  Pound sterling 109,550/Euro 175,000    Pound sterling 5,152/Euro 7,328      Semi-annually        (4,461)
                                                                                                               ---------
   Total.......                                                                                                $ (13,637)
                                                                                                               =========

     Debt financing -- Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. We have used three primary forms of debt: (1) long-term senior notes and related instruments, including the Convertible Senior Notes Due 2006; (2) construction/project financing; and (3) revolving credit and term loan agreements. Our senior notes and related instruments bear fixed interest rates and are generally used to fund acquisitions, replace construction financing for power plants once they achieve commercial operations, and for general corporate purposes. Our construction/project financing is primarily through two separate credit agreements, Calpine Construction Finance Company L.P. and Calpine Construction Finance Company II, LLC. Borrowings under these credit agreements bear variable interest rates, and are used exclusively to fund the construction of our power plants. Our revolving credit and term loan facilities bear variable interest rates and are used for general corporate purposes.

     The following table summarizes the fair market value of our existing debt financing as of September 30, 2002, (dollars in thousands):

                                                                            Outstanding       Weighted Average          Fair Market
                            Instrument                                        Balance          Interest Rate               Value
-----------------------------------------------------------------          ------------       ----------------         ------------
Long-term senior notes:
   Senior Notes Due 2005.........................................          $    250,000              8.3%              $    115,000
   Senior Notes Due 2006.........................................               171,750             10.5%                    85,875
   Senior Notes Due 2006.........................................               250,000              7.6%                   107,500
   Convertible Senior Notes Due 2006.............................             1,200,000              4.0%                   499,788
   Senior Notes Due 2007.........................................               275,000              8.8%                   115,500
   Senior Notes Due 2007.........................................               126,120              8.8%                    63,060
   Senior Notes Due 2008.........................................               400,000              7.9%                   156,000
   Senior Notes Due 2008.........................................             2,030,000              8.5%                   832,300
   Senior Notes Due 2008.........................................               172,856              8.4%                    58,771
   Senior Notes Due 2009.........................................               350,000              7.8%                   136,500
   Senior Notes Due 2010.........................................               750,000              8.6%                   300,000
   Senior Notes Due 2011.........................................             2,000,000              8.5%                   820,000
   Senior Notes Due 2011.........................................               314,020              8.9%                   103,627
                                                                           ------------            ------              ------------
      Total long-term senior notes...............................          $  8,289,746              7.8%              $  3,393,921
                                                                           ============            ======              ============
Construction/project financing:
   Blue Spruce Energy Center project financing...................          $     47,228       1-month US LIBOR         $     47,228
   Term loan due (due 2004)......................................             1,000,000       3-month US LIBOR            1,000,000
   Calpine Construction Finance Company L.P. (due 2003)..........               969,771       1-month US LIBOR              969,771
   Calpine Construction Finance Company II, LLC (due 2004).......             2,493,596       1-month US LIBOR            2,493,596
                                                                           ------------       ----------------         ------------
      Total long-term construction/project financing.............          $  4,510,595                                 $  4,510,595
                                                                           ============                                 ============

     Construction/project financing facilities -- In 2003 and 2004, $969.8 million and $2,493.6 million, respectively, under our secured construction financing revolving facilities will mature, requiring us to refinance this indebtedness. We remain confident that we will have the ability to refinance this indebtedness as it matures, but recognize that this is dependent, in part, on market conditions that are difficult to predict.

     Revolving credit and term loan facilities -- On May 31, 2002, we increased our two-year secured bank term loan to $1.0 billion from $600.0 million, and reduced the aggregate size of our secured corporate revolving credit facilities to $1.0 billion (the $600 million and $400 million facilities, respectively,) from $1.4 billion. At September 30, 2002, we had $1.0 billion in funded borrowings outstanding under the term loan facility, and $250.0 million in funded borrowings outstanding, and $595.2 million in outstanding letters of credit under the revolving credit facilities. The revolving credit facilities expire in 2003. However, any letters of credit under the $600 million revolving credit facility can be extended for one year at our option. In 2004 the $1 billion term loan matures.

New Accounting Pronouncements

     In July 2001 we adopted SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations and modified the recognition of intangible assets and disclosure requirements. The adoption of SFAS No. 141 did not have a material effect on our consolidated financial statements.

     On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that all intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually for impairment. We were required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any future impairment losses will be reflected in operating income or loss in the consolidated statements of operations. We completed the transitional goodwill impairment test as required and determined that the fair value of the reporting units holding goodwill exceeded their net carrying values. See Note 4 -- Goodwill and Other Intangible Assets, for further information.

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not completed our assessment of the impact of SFAS No. 143.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolves several significant implementation issues related to SFAS No. 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. Adoption of SFAS No. 144 has not had a material net effect on the consolidated financial statements, although certain reclassifications have been made to prior period financial statements to reflect the sale or designation as "held for sale" of certain oil and gas and power plant assets and classification of the operating results. In general gains from completed sales and any anticipated losses on "held for sale" assts (of which there are none to date) are included in discontinued operations net of tax. See Note 7 - Discontinued Operations, for further information.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" stating that gains or losses from extinguishment of debt that fall outside the scope of APB Opinion No. 30 should not be classified as extraordinary. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have elected early adoption of the provisions related to the rescission of SFAS No. 4, the effect of which has been reflected in these financial statements as reclassifications of gains and losses from the extinguishment of debt from extraordinary gain or loss to other (income) expense. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early adoption encouraged. We believe that the SFAS No. 145 provisions relating to extinguishment of debt may have a material effect on future presentation of our financial statements but no impact on net income.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We do not believe that SFAS No. 146 will have a material effect on our consolidated financial statements other than timing of exit costs, potentially.

     In October 2002 the EITF discussed EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The EITF reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the impact of which is to preclude mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. We expect that further clarifications may be forthcoming from the EITF on this issue that could have an affect on the presentation of our financial statements. We have not completed our assessment of the impact that EITF No. 02-3 will have on our financial statements. Effective July 1, 2002, we reclassified certain revenue and cost of revenue to a net rather than gross basis in all periods presented in our Statement of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See "Financial Market Risks" in Item 2.

Item 4. Controls and Procedures.

     The Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's Chairman, President and Chief Executive Officer along with the Company's Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date. The certificates required by this item are filed as a part of this Form 10-Q. See Certifications.

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

     Securities Class Action Lawsuits. Fourteen shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001, and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001, and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp., Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp., were filed between March 18, 2002, and April 23, 2002. The complaints in these eleven actions are virtually identical--they were filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of our securities between January 5, 2001, and December 13, 2001.

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

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same to those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of our 8.5% Senior Notes due February 15, 2011 ("2011 Notes"), and the alleged class period is October 15, 2001, through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Prospectus Supplement dated October 11, 2001, for the 2011 Notes contained false and misleading statements regarding our financial condition. This action names as defendants Calpine, certain of our officers and directors, and the underwriters of the offering, and seeks an unspecified amount of damages, in addition to other forms of relief. We expect that this action will either be consolidated with the above-referenced actions or will proceed as a parallel related action before the same judge presiding over the other actions. We consider the allegations against Calpine in each of these lawsuits to be without merit, and we intend to defend vigorously against them.

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

     We consider the allegations against Calpine and its subsidiaries in each of these lawsuits to be without merit, and we intend to vigorously defend against them.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                      DESCRIPTION
      -------    ---------------------------------------------------------------

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

       *3.7 Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation (d)

       *3.8 Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation (e)

       *3.9 Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation (e)

       *3.10     Amended and Restated By-laws of Calpine Corporation (f)

       *10.1 Second Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") dated as of May 23, 2000, among the Company, Bayerische Landesbank, as Co-Arranger and Syndication Agent, The Bank of Nova Scotia, as Lead Arranger and Administrative Agent, and the Lenders named therein (g)

       *10.2 First Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of April 19, 2001, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)

       *10.3 Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 8, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)

       *10.4 Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 9, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (e)

       +10.5 Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of September 26, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein.

                              (continues next page)

                                  EXHIBIT INDEX
                                   (continued)
      EXHIBIT
       NUMBER                      DESCRIPTION
      -------    ---------------------------------------------------------------
       +99.1     Certification of Peter Cartwright Pursuant to 18 U.S.C. Section
                 1350, as Adopted Pursuant to Section 906 of the  Sarbanes-Oxley
                 Act of 2002

       +99.2 Certification of Robert D. Kelly Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Incorporated by reference
+     Filed herewith

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

(g) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K dated July 25, 2000, filed with the SEC on August 9, 2000.

     (b) Reports on Form 8-K

     The registrant filed the following reports on Form 8-K or Form 8-K/A during the quarter ended September 30, 2002:

             Date of Report              Date Filed             Item Reported
      ---------------------------     ------------------        -------------
      July 23, 2002...............    July 24, 2002                Item 5,7
      August 1, 2002..............    August 2, 2002               Item 5,7
      August 9, 2002..............    August 12, 2002              Item 9
      August 26, 2002.............    August 27, 2002              Item 5,7
      August 29, 2002.............    August 30, 2002              Item 5,7
      September 10, 2002..........    September 11, 2002           Item 5,7
      September 19, 2002..........    September 20, 2002           Item 5,7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CALPINE CORPORATION

Date: November 14, 2002                By:         /s/ ROBERT D. KELLY
                                          --------------------------------------
                                                     Robert D. Kelly
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)


Date: November 14, 2002                By:      /s/ CHARLES B. CLARK, JR.
                                          --------------------------------------
                                                   Charles B. Clark, Jr.
                                                 Senior Vice President and
                                                   Corporate Controller
                                               (Principal Accounting Officer)

                                 CERTIFICATIONS

       Certificate of the Chairman, President and Chief Executive Officer


I, Peter Cartwright, the Chairman, President and Chief Executive Officer of Calpine Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calpine Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                              /s/ Peter Cartwright
                              --------------------
                                Peter Cartwright
                             Chairman, President and
                             Chief Executive Officer
                               Calpine Corporation

     Certificate of the Executive Vice President and Chief Financial Officer


I, Robert D. Kelly, the Executive Vice President and Chief Financial Officer of Calpine Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calpine Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               /s/ Robert D. Kelly
                               -------------------
                                 Robert D. Kelly
                          Executive Vice President and
                             Chief Financial Officer
                               Calpine Corporation

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                      DESCRIPTION
      -------    ---------------------------------------------------------------

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

       *3.7 Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation (d)

       *3.8 Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation (e)

       *3.9 Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation (e)

       *3.10     Amended and Restated By-laws of Calpine Corporation (f)

       *10.1 Second Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") dated as of May 23, 2000, among the Company, Bayerische Landesbank, as Co-Arranger and Syndication Agent, The Bank of Nova Scotia, as Lead Arranger and Administrative Agent, and the Lenders named therein (g)

       *10.2 First Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of April 19, 2001, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)

       *10.3 Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 8, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)

       *10.4 Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 9, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (e)

       +10.5 Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of September 26, 2002, among the Company, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein.

       +99.1 Certification of Peter Cartwright Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       +99.2 Certification of Robert D. Kelly Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Incorporated by reference
+     Filed herewith

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