Form 10-Q
period 2003-06-30
CALPINE CORP
filed 2003-08-14
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     383,045,514 shares of Common Stock, par value $.001 per share, outstanding on August 8, 2003

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT INDEX
SIGNATURES
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

CALPINE CORPORATION AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417,954	$579,467
Accounts receivable, net	943,972	745,312
Margin deposits and other prepaid expense	374,889	152,413
Inventories	132,524	106,536
Restricted cash	284,856	176,716
Current derivative assets	758,161	330,244
Other current assets	50,534	145,608

Total current assets	2,962,890	2,236,296

Restricted cash, net of current portion	23,687	9,203
Notes receivable, net of current portion	201,192	195,398
Project development costs	133,865	116,795
Investments in power projects	402,724	421,402
Deferred financing costs	284,482	185,026
Prepaid lease, net of current portion	351,626	301,603
Property, plant and equipment, net	19,867,039	18,846,580
Goodwill	32,720	29,166
Other intangible assets, net	96,282	93,065
Long-term derivative assets	1,370,389	496,028
Other assets	290,446	296,430

Total assets	$26,017,342	$23,226,992

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178,876	$1,238,192
Accrued payroll and related expense	61,047	48,322
Accrued interest payable	203,146	189,336
Income taxes payable	4,598	3,640
Notes payable and borrowings under lines of credit, current portion	62,746	340,703
Capital lease obligation, current portion	3,852	3,454
Construction/project financing, current portion	345,743	1,307,291
Current derivative liabilities	700,179	189,356
Other current liabilities	315,017	246,837

Total current liabilities	2,875,204	3,567,131

Term loan	949,565	949,565
Notes payable and borrowings under lines of credit, net of current portion	1,284,321	8,249
Capital lease obligation, net of current portion	196,486	197,653
Construction/project financing, net of current portion	4,106,585	3,212,022
Convertible Senior Notes Due 2006	1,200,000	1,200,000
Senior notes	6,920,214	6,894,801
Deferred income taxes, net	1,189,429	1,123,729
Deferred lease incentive	51,980	53,732
Deferred revenue	123,788	154,969
Long-term derivative liabilities	1,356,361	528,400
Other liabilities	220,587	175,655

Total liabilities	20,474,520	18,065,906

Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts	1,124,498	1,123,969
Minority interests	421,597	185,203

	June 30,	December 31,
	2003	2002

	(unaudited)
Stockholders’ equity:
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; issued and outstanding one share in 2003 and 2002	—	—
Common stock, $.001 par value per share; authorized 1,000,000,000 shares; issued and outstanding 381,260,990 shares in 2003 and 380,816,132 shares in 2002	381	381
Additional paid-in capital	2,813,490	2,802,503
Retained earnings	1,211,105	1,286,487
Accumulated other comprehensive loss	(28,249)	(237,457)

Total stockholders’ equity	$3,996,727	$3,851,914

Total liabilities and stockholders’ equity	$26,017,342	$23,226,992

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated(1)		Restated(1)
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue	$1,072,636	$707,312	$2,194,674	$1,329,712
Sales of purchased power for hedging and optimization	744,805	718,157	1,426,089	1,238,208

Total electric generation and marketing revenue	1,817,441	1,425,469	3,620,763	2,567,920
Oil and gas production and marketing revenue
Oil and gas sales	29,490	16,128	55,479	69,204
Sales of purchased gas for hedging and optimization	328,478	309,352	655,946	432,756

Total oil and gas production and marketing revenue	357,968	325,480	711,425	501,960
Trading revenue, net
Realized revenue on power and gas trading transactions, net	9,060	2,202	30,274	8,431
Unrealized mark-to-market gain (loss) on power and gas transactions, net	(7,221)	1,974	(7,992)	4,791

Total trading revenue, net	1,839	4,176	22,282	13,222
Other revenue	8,808	3,247	16,100	5,978

Total revenue	2,186,056	1,758,372	4,370,570	3,089,080

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	164,448	118,415	329,428	234,889
Royalty expense	6,461	4,194	11,818	8,349
Purchased power expense for hedging and optimization	738,719	550,879	1,418,668	980,114

Total electric generation and marketing expense	909,628	673,488	1,759,914	1,223,352
Oil and gas operating and marketing expense
Oil and gas operating expense	29,082	22,788	54,773	44,427
Purchased gas expense for hedging and optimization	331,122	331,392	648,070	452,753

Total oil and gas operating and marketing expense	360,204	354,180	702,843	497,180
Fuel expense	555,368	350,298	1,205,604	682,832
Depreciation, depletion and amortization expense	140,187	103,674	274,897	198,643
Operating lease expense	28,168	28,239	55,860	56,380
Other expense	6,870	1,146	12,121	3,098

Total cost of revenue	2,000,425	1,511,025	4,011,239	2,661,485

Gross profit	185,631	247,347	359,331	427,595
Loss (income) from unconsolidated investments in power projects	(59,352)	1,111	(64,475)	(386)
Equipment cancellation and impairment charge	19,222	14,200	19,309	182,671
Project development expense	6,072	10,513	11,158	21,851
General and administrative expense	63,820	52,422	117,520	110,248

Income from operations	155,869	169,101	275,819	113,211
Interest expense	148,879	79,117	291,840	152,822
Distributions on trust preferred securities	15,656	15,655	31,313	31,309
Interest income	(9,002)	(9,762)	(17,039)	(21,938)
Minority interest expense	5,333	681	7,612	411
Other expense (income)	13,702	(3,718)	48,293	(16,301)

Income (loss) before provision (benefit) for income taxes	(18,699)	87,128	(86,200)	(33,092)
Provision (benefit) for income taxes	(3,881)	27,767	(20,433)	(14,801)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(14,818)	59,361	(65,767)	(18,291)
Discontinued operations, net of tax provision (benefit) of $(5,330), $4,771, $(6,439) and $5,768	(8,548)	8,960	(10,144)	10,939
Cumulative effect of a change in accounting principle, net of tax provision of $—, $—, $450 and $—	—	—	529	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated(1)		Restated(1)
	(In thousands, except per share amounts)
	(Unaudited)
Net income (loss)	$(23,366)	$68,321	$(75,382)	$(7,352)

Basic earnings (loss) per common share:
Weighted average shares of common stock outstanding	381,219	356,158	381,089	331,745
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(0.04)	$0.17	$(0.17)	$(0.06)
Discontinued operations, net of tax	$(0.02)	$0.02	$(0.03)	$0.04
Cumulative affect of a change in accounting principle, net of tax	$—	$—	$—	$—

Net income (loss)	$(0.06)	$0.19	$(0.20)	$(0.02)

Diluted earnings (loss) per common share:
Weighted average shares of common stock outstanding before dilutive effect of certain convertible securities	381,219	365,606	381,089	331,745

Income (loss) before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change in accounting principle	$(0.04)	$0.16	$(0.17)	$(0.06)
Dilutive effect of certain convertible securities	$—	$—	$—	$—

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(0.04)	$0.16	$(0.17)	$(0.06)
Discontinued operations, net of tax	$(0.02)	$0.02	$(0.03)	$0.04
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—

Net income (loss)	$(0.06)	$0.18	$(0.20)	$(0.02)

(1)	See Note 2 to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(in thousands)
(unaudited)

	Six Months
	Ended
	June 30,

	2003	2002

		Restated(1)
Cash flows from operating activities:
Net loss	$(75,382)	$(7,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	325,112	243,887
Equipment cancellation and impairment cost	17,179	182,671
Deferred income taxes, net	101,802	109,486
Loss (gain) on sale of assets and development cost write-offs, net	9,367	(3,413)
Foreign currency translation loss	44,304	—
Income from unconsolidated investments in power projects	(64,475)	(386)
Distributions from unconsolidated investments in power projects	121,015	18
Stock compensation expense	8,423	—
Gain on repurchase of debt	(6,763)	(4,773)
Other	7,935	(948)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(191,717)	(33,361)
Change in net derivative liability	33,099	(244,088)
Other current assets	(145,349)	167,075
Other assets	(58,536)	(4,664)
Accounts payable and accrued expense	(34,659)	(34,295)
Other liabilities	21,949	62,738

Net cash provided by operating activities	113,304	432,595

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,135,549)	(2,510,141)
Acquisitions, net of cash acquired	(6,818)	—
Disposals of property, plant and equipment	13,681	49,822
Advances to joint ventures	(49,683)	(43,823)
Decrease (increase) in notes receivable	(5,794)	1,401
Maturities of collateral securities	3,702	3,325
Project development costs	(20,513)	(63,654)
Decrease (increase) in restricted cash	(122,623)	1,041
Cash flows from derivatives not designated as hedges	30,274	8,431
Other	(4,480)	2,164

Net cash used in investing activities	(1,297,803)	(2,551,434)

Cash flows from financing activities:
Repurchase of Zero-Coupon Convertible Debentures Due 2021	—	(873,227)
Repurchases of senior notes	(16,100)	—
Borrowings from notes payable and lines of credit	1,013,384	1,077,453
Repayments of notes payable and lines of credit	(15,269)	(87,465)
Borrowings from project financing	77,013	280,248
Repayments of project financing	(143,998)	(92,198)
Proceeds from issuance of Convertible Senior Notes Due 2006	—	100,000
Proceeds from income trust secondary offering	126,462	—
Proceeds from issuance of common stock	—	751,175
Proceeds from King City financing transaction	82,000	—
Financing costs	(134,443)	(40,024)
Other	28,265	562

Net cash provided by financing activities	1,017,314	1,116,524

Effect of exchange rate changes on cash and cash equivalents	5,672	3,958
Net decrease in cash and cash equivalents	(161,513)	(998,357)

	Six Months
	Ended
	June 30,

	2003	2002

		Restated(1)
Cash and cash equivalents, beginning of period	579,467	1,594,144

Cash and cash equivalents, end of period	$417,954	$595,787

Cash paid during the period for:
Interest, net of amounts capitalized	$217,543	$96,260
Income taxes	$10,761	$12,853

(1)	See Note 2 to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003
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

2.	Summary of Significant Accounting Policies

     Restatement of Prior Period Financial Statements — The accompanying financial statements reflect certain restatements of first and second quarter 2002 amounts, which were included in and described in the Company’s Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) for the year ended December 31, 2002. Subsequent to the issuance of the Company’s Consolidated Condensed Financial Statements as of June 30, 2002, the Company determined that the sale/leaseback transactions for its Pasadena and Broad River facilities should have been accounted for as financing transactions, rather than as sales with operating leases as had been the accounting previously afforded such transactions. Accordingly, these two transactions were restated as financing transactions and the proceeds were classified as debt and the operating lease payments were recharacterized as debt service payments in the accompanying Consolidated Condensed Financial Statements. The Company is therefore now accounting for the assets as if they had not been sold. The assets were added back to the Company’s property, plant and equipment, and depreciation has been recorded thereon.

     In addition the Company has reclassified certain amounts in the accompanying Consolidated Condensed Financial Statements for the three and six months ended June 30, 2002, to reflect the adoption of new accounting standards. The reclassifications include (a) treatment as discontinued operations pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) of the 2002 sales of certain oil and gas properties, the Company’s specialty engineering unit and the DePere Energy Center, (b) the reclassification of revenues and costs associated with certain energy trading contracts to trading revenues, net, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” and (c) the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” to reclassify gains or losses from extinguishment of debt from extraordinary gain or loss to other income or loss.

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

     To properly account for the two sale/leaseback transactions as financing transactions, to record certain other adjustments, and to reflect the adoption of new accounting standards as described above, the accompanying Consolidated Condensed Financial Statements for the three and six months ended June 30, 2002, have been restated and differ from amounts previously reported in the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002.

     A summary of the significant effects of restatement, along with certain reclassification adjustments, to the consolidated condensed statement of operations for the three and six months ended June 30, 2002 is as follows:

	As Previously
Three months ended June 30, 2002	Reported	As Restated

Sales of purchased power	$868,606	$718,157
Oil and gas sales	52,163	16,128
Sales of purchased gas	302,044	309,352
Total revenue	1,941,806	1,758,372
Purchased power expense	698,176	550,879
Purchased gas expense	333,724	331,392
Depreciation, depletion and amortization expense	110,122	103,674
Operating lease expense	36,263	28,239
Gross profit	256,306	247,347
Interest expense	67,058	79,117
Income before discontinued operations and extraordinary items	72,516	59,361
Net income	72,516	68,321
Income per share — basic	0.20	0.19
Income per share — diluted	0.19	0.18

	As Previously
Six months ended June 30, 2002	Reported	As Restated

Sales of purchased power	$1,776,907	$1,238,208
Oil and gas sales	119,651	69,204
Sales of purchased gas	434,202	432,756
Total revenue	3,680,153	3,089,080
Purchased power expense	1,513,481	980,114
Purchased gas expense	457,418	452,753
Depreciation, depletion and amortization expense	213,995	198,643
Operating lease expense	72,397	56,380
Gross profit	434,270	427,595
Interest expense	128,369	152,822
Loss before discontinued operations and extraordinary items	(3,881)	(18,291)
Net loss	(1,751)	(7,352)
Loss per share — basic and diluted	(0.01)	(0.02)

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

New Accounting Pronouncements

     In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset. Asset retirement obligations represent future liabilities, and, as a result, accretion expense will be accrued on this liability until the obligation is satisfied. At the same time, the capitalized cost will be depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

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

     In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).” This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

     On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle — the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company’s financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company’s net income and earnings per share for the three and six months ended June 30, 2003 and 2002, had the Company applied the accounting provisions of SFAS No. 123 to its prior years’ financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)
As reported	$(23,366)	$68,321	$(75,382)	$(7,352)
Pro Forma	(26,860)	61,059	(83,657)	(27,784)
Earnings per share data:
Basic earnings (loss) per share
As reported	$(0.06)	$0.19	$(0.20)	$(0.02)
Pro Forma	(0.07)	0.17	(0.22)	(0.08)
Diluted earnings (loss) per share
As reported	$(0.06)	$0.18	$(0.20)	$(0.02)
Pro Forma	(0.07)	0.16	(0.22)	(0.08)
Stock-based compensation cost, net of tax, included in net income, as reported	$2,909	$—	$6,276	$—
Stock-based compensation cost, net of tax, included in net income, pro forma	6,403	7,262	14,551	20,432

     The range of fair values of the Company’s stock options granted for the three months ended June 30, 2003 and 2002, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $2.52-$4.38 in 2003, $4.86-$6.98 in 2002, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 70.82%-84.93% and 61.20%-68.72% for the three months ended June 30, 2003 and 2002, respectively, risk-free interest rates of 2.47%-3.40% and 3.73%-4.86% for the three months ended June 30, 2003 and 2002, respectively, and expected option terms of 4-9 1/2 years and 4-9 1/2 years for the three months ended June 30, 2003 and 2002, respectively.

     The range of fair values of the Company’s stock options granted for the six months ended June 30, 2003 and 2002, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $2.43-$3.41 in 2003, $4.05-$13.83 in 2002, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 70.44%-112.99% and 59.30%-68.72% for the six months ended June 30, 2003 and 2002, respectively, risk-free interest rates of 1.39%-4.04% and 3.73%-5.42% for the six months ended June 30, 2003 and 2002, respectively, and expected option terms of 2 1/2-9 1/2 years and 4-9 1/2 years for the six months ended June 30, 2003 and 2002, respectively.

     In January 2003 the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 establishes accounting, reporting and disclosure requirements for companies that currently hold investments in Variable Interest Entities (“VIEs”). FIN 46 defines VIEs as entities that meet one or both of two criteria: 1. the entity’s total equity at risk is deemed to be insufficient to finance its ongoing business activities without additional subordinated financial support from other parties, and/or, 2. as a collective group, the entity’s owners do not have a controlling financial interest in the entity, which effectively occurs if the voting rights to, or the entitlement to future returns or risk of future losses from the investment for each of the entity’s owners is inconsistent with the ownership percentages assigned to each owner within the underlying partnership agreement. If an investment is determined to be a VIE, further analysis must be performed to determine which of the VIE’s owners qualifies as the primary beneficiary. The primary beneficiary is the owner of the VIE that is entitled or at risk to earn or absorb the majority of the entity’s expected future returns or losses. An owner that is determined to be the primary beneficiary of a VIE is required to consolidate the VIE into its financial statements, as well as to provide certain disclosures regarding the size and nature of the VIE, the purpose for the investment, and information about the assets being held as collateral on behalf of the VIE. Additionally, the remaining owners of a VIE that do not qualify as the primary beneficiary must determine whether or not they hold significant variable interests within the VIE. An owner with a significant variable interest in a VIE that is not the primary beneficiary is not required to consolidate the VIE but must provide certain disclosures regarding the size and nature of the VIE, the purpose for the investment, its potential exposure to the VIE’s losses, and the date it first acquired ownership in the VIE. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs that were previously created or acquired before February 1, 2003. FIN 46 has not had a material impact on the Company’s Consolidated Condensed Financial Statements, relative to VIEs created after January 31, 2003. One possible consequence of FIN 46 is that certain investments accounted for under the equity method might have to be consolidated. However, based on the Company’s preliminary assessment, and subject to further analysis, the Company does not believe that FIN 46 will require any of the Company’s pre-February 1, 2003 equity method investments to be consolidated.

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

     In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its assessment of the impact of SFAS No. 150. However, the Company believes that adoption of SFAS No. 150 might require the Company to reclassify its $1.1 billion trust preferred securities (“HIGH TIDES”) which are shown on the balance sheet as “Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts,” as debt. Similarly, the Company may be required to reclassify some portion of its $422 million of “Minority interests” on the balance sheet as debt. These reclassifications would not affect net income or total stockholders equity but would impact the Company’s debt-to-equity and debt-to-capitalization ratios.

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

     Certain of the Company’s power sales contracts, which meet the definition of a derivative and for which it previously elected the normal purchases and normal sales scope exception, use a CPI or similar index to escalate the O&M charges. Accordingly, DIG Issue No. C20 will require the Company to record a special transition accounting adjustment upon adoption of the new guidance to record these contracts at fair value with a corresponding adjustment to net income as the effect of a change in accounting principle. The fair value of these contracts will be based in large part on the nature and extent of the key price adjustment features of the contracts and market conditions on the date of adoption, such as the forward price of power and natural gas and the expected future rate of inflation. Although the final amount of the adjustment, if any, will not be known until actual adoption of DIG Issue No. C20, based upon contracts currently identified as potentially being subject to DIG Issue No. C20 and market prices as of August 4, 2003, the Company estimates that it will recognize net derivative assets between $237 million and $356 million and a cumulative effect adjustment to net income between $147 million and $221 million, net of tax. Assuming the contracts meet the new conditions for qualifying for the normal purchases and normal sales exception and the Company makes that election, the recorded balance for these contracts would reverse through charges to income over the life of the long term contracts, which extend out as far as the year 2020, as deliveries of power are made. To the extent any contract fails to meet the new requirements in DIG Issue No. C20 or the Company does not elect the scope exception, it would be required to recognize subsequent changes in the fair value of those contracts in earnings each period. The Company anticipates that it will adopt DIG Issue No. C20 on October 1, 2003. Upon adoption of DIG Issue No. C20, the Company expects, subject to further analysis, that most of its structured power sales contracts will meet the criteria for the normal purchases and sales exception under SFAS No. 133 and that it will make that election.

     Reclassifications — Prior period amounts in the Consolidated Condensed Financial Statements have been reclassified where necessary to conform to the 2003 presentation.

3.	Property, Plant and Equipment, Net; Capitalized Interest; Project Development Costs; and Equipment for Future Use in Other Assets

     Property, plant and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Buildings, machinery, and equipment	$13,139,352	$10,290,250
Oil and gas properties, including pipelines	2,247,005	2,031,026
Geothermal properties	407,912	402,643
Other	222,566	183,580

	16,016,835	12,907,499
Less: accumulated depreciation, depletion and amortization	(1,563,061)	(1,220,094)

	14,453,774	11,687,405
Land	86,993	82,158
Construction in progress	5,326,272	7,077,017

Property, plant and equipment, net	$19,867,039	$18,846,580

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

     Capitalized Interest — The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34).” The Company’s qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended June 30, 2003 and 2002, the total amount of interest capitalized was $116.5 million and $171.0 million, respectively, including $18.8 million and $37.0 million, respectively, of interest incurred on funds borrowed for specific construction projects and $97.7 million and $134.0 million, respectively, of interest incurred on general corporate funds used for construction. For the six months ended June 30, 2003 and 2002, the total amount of interest capitalized was $235.0 million and $334.1 million, respectively, including $38.4 million and $72.1 million, respectively, of interest incurred on funds borrowed for specific construction projects and $196.6 million and $262.0 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three months ended June 30, 2003 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company’s development projects.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds are the Company’s Senior Notes, the Company’s term loan facility and the secured working capital revolving credit facilities.

Capital Spending — Development and Construction

     Construction and development costs consisted of the following at June 30, 2003 (in thousands):

			Equipment	Project	Equipment for
	# of		Included in	Development	Future Use in
	Projects	CIP	CIP	Costs	Other Assets

Projects in active construction	13	$3,888,748	$1,470,038	$—	$—
Projects in advanced development	11	732,498	646,380	112,940	—
Projects in suspended development	6	598,014	326,577	12,767	—
Projects in early development	3	3,800	—	8,158	—
Other capital projects	NA	103,212	—	—	—
Unassigned turbines	NA	—	—	—	133,447

Total construction and development costs		$5,326,272	$2,442,995	$133,865	$133,447

     Projects in Active Construction — The 13 projects in active construction are estimated to come on line from November 2003 to June 2005. These projects will bring on line approximately 6,485 and 7,558 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. The estimated cost to complete these projects, net of expected project financing proceeds, is approximately $1.1 billion.

     Projects in Advanced Development — There are 11 projects in advanced development. Of the total amount capitalized approximately $646.4 million relates to equipment, primarily turbine progress payments. These projects will bring on line approximately 6,011 and 7,209 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on one project for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete these projects is approximately $3.6 billion. The Company’s current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects — Due to current electric market conditions, the Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project’s fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. These projects would bring on line approximately 2,938 and 3,418 MW of base load and base load with peaking capacity, respectively. The estimated cost to complete these projects is approximately $1.5 billion. Of the amount capitalized approximately $326.6 million relates to equipment cost, primarily turbine progress payments.

     Projects in Early Development — Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects — Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.

     Unassigned Equipment — As of June 30, 2003, the Company had made progress payments on 7 turbines, 14 heat recovery steam generators, and other equipment with an aggregate carrying value of $110.4 million classified on the balance sheet as other assets, that are not assigned to specific development and construction projects and which the Company is holding for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company’s engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized. The Company has $23.1 million, net of impairment in other current assets relating to turbines that the Company considers held for sale. SFAS No. 144 requires long-lived assets classified as held for sale to be written down to their fair market value, less disposal costs. During the quarter ended June 30, 2003, the Company recorded an impairment of $17.2 million on the turbines classified as held for sale. The Company reviews its other unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing it for future projects versus selling it. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired. However, during the second quarter of 2003, the Company recorded approximately $17.2 million in losses in connection with the sale of two turbines, and it may incur further losses should it decide to sell more equipment in the future.

     Impairment Evaluation — All active, construction and development projects, including unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in a project’s fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144.

4.	Goodwill and Other Intangible Assets

     Recorded goodwill was $32.7 million and $29.2 million as of June 30, 2003, and December 31, 2002, respectively, and is included in the corporate and other reporting unit.

     The increase in goodwill during 2003 is due to a $3.5 million accrual in anticipation of certain contingent payments that the Company will pay in December 2003 related to performance incentives under the terms of the PSM purchase agreement.

     The Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the amortizable intangible assets consist of the following (in thousands):

	Weighted
	Average	As of June 30, 2003		As of December 31, 2002
	Useful
	Life/Contract	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Patents	5	$485	$(279)	$485	$(231)
Power sales agreements	14	156,814	(108,394)	156,814	(106,227)
Fuel supply and fuel management contracts	26	22,198	(4,549)	22,198	(4,105)
Geothermal lease rights	20	19,518	(400)	19,518	(350)
Steam purchase agreement	14	5,340	(687)	5,201	(486)
Other	8	6,386	(150)	319	(71)

Total		$210,741	$(114,459)	$204,535	$(111,470)

     Amortization expense of other intangible assets was $1.2 million and $6.0 million in the three months ended June 30, 2003 and 2002, respectively, and $3.0 million and $12.1 million in the six months ended June 30, 2003 and 2002, respectively. Assuming no future impairments of these assets or additions as the result of acquisitions, amortization expense for the twelve months ended December 31 will be $5.5 million in 2003, $5.0 million in 2004, $5.0 million in 2005, $4.9 million in 2006 and $4.9 million in 2007.

5.	Financing

     As of June 30, 2003, $930.1 million outstanding under the Company’s $1.0 billion construction revolving credit facility, $453.4 million outstanding under the Company’s working capital revolving credit facility and $949.6 million outstanding under the term facility were classified as long-term debt in the accompanying consolidated condensed balance sheet as the Company has since replaced (or will imminently replace) the debt with other long-term debt instruments, as disclosed in Note 15. Comparable reclassifications were made to the accompanying consolidated condensed balance sheet as of December 31, 2002.

     On April 29, 2003, the Company sold a preferred interest in a subsidiary that leases and operates the 115-megawatt (“MW”) King City Power Plant to GE Structured Finance for $82 million. The preferred interest holder will receive approximately 60% of future cash flow distributions based on current projections. Due to its beneficial interest, the Company will continue to fully consolidate the entity and will continue to provide O&M services.

     On May 15, 2003, the Company’s wholly owned subsidiary, Calpine Northbrook Energy Marketing, LLC (“CNEM”), completed the $82.8 million monetization of an existing power sales agreement with the Bonneville Power Administration (“BPA”). Under the existing 100-MW fixed-price contract, CNEM delivers baseload power to BPA through December 31, 2006. As a part of the monetization transaction, CNEM entered into a contract with a third party to purchase power based on spot prices and a fixed-price swap agreement with an affiliate of Deutsche Bank to lock in the price of the purchased power. The terms of both agreements are through December 31, 2006. To complete the monetization, CNEM then entered into an agreement with an affiliate of Deutsche Bank and borrowed $82.8 million secured by the spread between the BPA contract and the fixed power purchases. Proceeds from the borrowing will be used to pay transaction expenses for plant construction and general corporate purposes, as well as fees and expenses associated with the monetization. CNEM will make quarterly principal and interest payments on the loan that matures on December 31, 2006. CNEM has been established as a bankruptcy-remote entity and the $82.8 million loan is recourse only to CNEM’s assets and is not guaranteed by the Company.

     On June 2, 2003, Standard & Poor’s (“S&P”) downgraded Calpine’s corporate credit rating to B from BB. The ratings on the Company’s senior unsecured debt, convertible preferred securities, secured corporate revolver and secured term loan were also lowered. The S&P downgrade does not trigger any defaults under the Company’s credit agreements, and the Company continues to conduct its business with its usual creditworthy counterparties.

     On June 13, 2003, Power Contract Financing, L.L.C. (“PCF”), a wholly owned stand-alone subsidiary of CES, completed an offering of approximately $340 million of 5.2% Senior Secured Notes Due 2006 and approximately $462 million of 6.256% Senior Secured Notes Due 2010. The two tranches of Senior Secured Notes, totaling approximately $802 million of gross proceeds, are secured by fixed cash flows from one of CES’s fixed-priced, long-term power sales agreements with the State of California Department of Water Resources and a new fixed-priced, long-term power purchase agreement with a third party and are non-recourse to the Company’s other consolidated subsidiaries. The two tranches of Senior Secured Notes have been rated Baa2 by Moody’s Investor Service, Inc. and BBB (with a negative outlook) by S&P.

     In June 2003 the Company repurchased Pound Sterling 14.0 million (US$23.3 million) in aggregate outstanding principal amount of its 8 7/8% Senior Notes Due 2011 at a redemption price of Pound Sterling 9.7 million (US$16.1 million) plus accrued interest to the redemption date. The Company recorded a pre-tax gain on these transactions in the amount of $6.8 million.

     One of the Company’s wholly-owned subsidiaries, South Point Energy Center, LLC, leases the 530-MW South Point power facility located in Arizona, pursuant to certain facility lease agreements. The Company has recently become aware that a technical default has occurred under such facility lease agreements as a result of an inadvertent pledge of the ownership interests in such subsidiary granted pursuant to certain separate loan facilities entered into by the Company. The Company is currently working with the lenders of such loan facilities to release the inadvertent pledge. The South Point facility lease was entered into as part of a larger transaction, which also involved the lease by two other subsidiaries of the Company of the following two power facilities: the 850-MW Broad River power facility located in South Carolina, and the 520-MW RockGen power facility located in Wisconsin. As all three lease transactions were part of the same overall transaction, the facility lease agreements for Broad River and RockGen contain cross-default provisions to the South Point facility lease agreements and, therefore, a technical default also exists under the Broad River and RockGen facility lease agreements. However, upon the anticipated release of the inadvertent South Point pledge, the default under the Broad River and RockGen facility lease agreements will also be cured. The Company believes that this release will occur and the default will be cured and, therefore, will not have a material adverse effect on the Company.

6.	Investments in Power Projects

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

	Ownership	Investment Balance at
	Interest as of	June 30,
	June 30,
	2003	2003	2002

Acadia Power Plant	50.0%	$228,888	$261,233
Grays Ferry Power Plant	40.0%	39,361	29,791
Aries Power Plant	50.0%	56,446	29,708
Gordonsville Power Plant	50.0%	22,347	24,865
Androscoggin Power Plant	32.3%	10,849	12,493
Whitby Cogeneration	20.8%	43,810	45,383
Other	—	1,023	17,929

Total investments in power projects		$402,724	$421,402

     The debt on the books of the unconsolidated power projects is not reflected on the Company’s balance sheet. At June 30, 2003, based on the Company’s pro rata ownership share of each of the investments, the Company’s share of the combined debt balance of $543.5 million would be approximately $195.7 million. However, all such debt is non-recourse to the Company.

     One of the Company’s unconsolidated equity method investees, Androscoggin Energy LLC (“AELLC”), which owns the 160-MW Androscoggin Energy Center located in Maine, in which the Company owns a 32.3% interest, has construction debt with $63 million outstanding as of June 30, 2003, that is non-recourse to Calpine Corporation (the “AELLC Non-Recourse Financing”). On June 30, 2003, the Company’s investment balance was $10.8 million and its notes receivable balance due from AELLC was $7.4 million. On August 8, 2003, AELLC received a letter from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication has declined to extend the dates for the conversion of the construction loan by a certain date. AELLC is currently discussing with the banks a forbearance arrangement until an agreement is reached concerning the extension, conversion or repayment of the debt; however, the outcome is uncertain at this point. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which is disclosed in Note 12. IP’s complaint has been a complicating factor in converting the construction debt to long term financing.

     Another of the Company’s unconsolidated equity method investees, Merchant Energy Partners Pleasant Hill, LLC (“Aries”), which owns the 591-MW Aries Power Project located in Pleasant Hill, Missouri, in which the Company owns a 50% interest, has $195 million of debt as of June 30, 2003, that was due on June 26, 2003. Due to the default, the partners were required to contribute their proportionate share of $75 million in additional equity. During the quarter, the Company drew down $37.5 million under its working capital revolver to fund its equity contribution. The management of Aries is in negotiation with the lenders to extend the debt while it continues to negotiate a term loan for the project. The project is technically in default of its debt agreement until the extension is signed. The Company believes that the project will be able to obtain long-term project financing at commercially reasonable terms. As a result of this event, the Company has reviewed its $56.5 million investment in the Aries project and believes that the investment is not impaired.

     The following details the Company’s income and distributions from investments in unconsolidated power projects (in thousands):

		Income		Distributions
	Ownership
	Interest	For the Six Months Ended June 30,

		2003	2002	2003	2002

Acadia Power Plant (1)	50.0%	$66,057	$—	$119,950	$—
Gordonsville Power Plant	50.0%	3,210	3,184	1,050	—
Lockport Power Plant (2)	—%	—	1,570	—	—
Whitby Power Plant	20.8%	1,231	370	—	—
Aries Power Plant	50.0%	(599)	571	—	—
Androscoggin Power Plant	32.3%	(3,690)	(1,039)	—	—
Grays Ferry Power Plant	40.0%	(1,929)	(2,191)	—	—
Other	—	195	(2,079)	15	18

Total		$64,475	$386	$121,015	$18

     The Company provides for deferred taxes to the extent that distributions exceed earnings.

(1)	On May 12, 2003, the Company completed the restructuring of its interest in Acadia Power Partners, LLC (“Acadia”), a 50/50 joint venture between Calpine and Cleco Corporation (“Cleco”). As part of the transaction, the partnership terminated its 580-MW, 20-year tolling arrangement with a subsidiary of Aquila in return for a cash payment of $105.5 million. Acadia recorded a gain of $105.5 million and then made a $105.5 million distribution to Calpine. Subsequently, CES, a wholly owned subsidiary of Calpine, entered into a new 20-year, 580-MW tolling contract with Acadia. CES will now market all of the output from the Acadia Power Project under the terms of this new contract and an existing 20-year tolling agreement. Cleco will receive priority cash distributions as its consideration for the restructuring. As a result of this transaction, the Company recorded, as its share of the termination payment from the Aquila subsidiary, a $52.8 million gain which was recorded within income from unconsolidated investments in power projects.

(2)	On March 29, 2002, the Company sold its 11.4% interest in the Lockport Power Plant in exchange for a $27.3 million note receivable, which was subsequently paid in full, from Fortistar Tuscarora LLC, a wholly owned subsidiary of Fortistar LLC, the project’s managing general partner. This transaction resulted in a pre-tax gain of $9.7 million recorded in other income.

7.	Discontinued Operations

     As a result of the significant contraction in the availability of capital for participants in the energy sector, the Company has adopted a strategy of conserving its core strategic assets and selectively disposing of certain less strategically important assets, which serves primarily to raise cash for general corporate purposes and strengthen the Company’s balance sheet through repayment of debt. Set forth below are all of the Company’s asset disposals by reportable segment that impacted the Company’s Consolidated Condensed Financial Statements for the six months ended June 30, 2003:

Corporate and Other

     In June 2003 the Company agreed to the divestiture of its specialty data center engineering business and estimated and recorded a pre-tax loss on the sale of $3.3 million. The Company subsequently completed the transaction on July 31, 2003.

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

Electric Generation and Marketing

     On December 16, 2002, the Company completed the sale of the 180-MW DePere Energy Center in DePere, Wisconsin. The facility was sold to Wisconsin Public Service for $120.4 million, which included $72.0 million in cash at closing and a $48.4 million payment due in December 2003. As a result of the sale, the Company recognized a pre-tax gain of $35.8 million. On December 17, 2002, the Company sold its right to the December 2003 payment to a third party for $46.3 million, and recognized a pre-tax loss of $2.1 million.

Summary

     The table below presents significant components of the Company’s income from discontinued operations for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30, 2003

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$—	$—	$1,985	$1,985

Loss on disposal before taxes	$—	$—	$(3,294)	$(3,294)
Operating loss from discontinued operations before taxes	—	—	(10,584)	(10,584)

Loss from discontinued operations, before taxes	$—	$—	$(13,878)	$(13,878)

Loss on disposal, net of tax	$—	$—	$(2,042)	$(2,042)
Operating loss from discontinued operations, net of tax	—	—	(6,506)	(6,506)

Loss from discontinued operations, net of tax	$—	$—	$(8,548)	$(8,548)

	Six Months Ended June 30, 2003

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$—	$—	$3,748	$3,748

Loss on disposal before taxes	$—	$—	$(3,294)	$(3,294)

	Six Months Ended June 30, 2003

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Operating loss from discontinued operations before taxes	—	—	(13,289)	(13,289)

Loss from discontinued operations, before taxes	$—	$—	$(16,583)	$(16,583)

Loss on disposal, net of tax	$—	$—	$(2,042)	$(2,042)
Operating loss from discontinued operations, net of tax	—	—	(8,102)	(8,102)

Loss from discontinued operations, net of tax	$—	$—	$(10,144)	$(10,144)

	Three Months Ended June 30, 2002

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$4,469	$29,439	$2,002	$35,909

Loss on disposal before taxes	$—	$—	$—	$—
Operating income from discontinued operations before taxes	1,347	12,263	121	13,731

Income from discontinued operations, before taxes	$1,347	$12,263	$121	$13,731

Loss on disposal, net of tax	$—	$—	$—	$—
Operating income from discontinued operations, net of tax	915	7,971	74	8,960

Income from discontinued operations, net of tax	$915	$7,971	$74	$8,960

	Six Months Ended June 30, 2002

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$6,962	$47,563	$3,829	$58,353

Loss on disposal before taxes	$—	$—	$—	$—
Operating income from discontinued operations before taxes	2,581	14,114	13	16,707

Income from discontinued operations, before taxes	$2,581	$14,114	$13	$16,707

Loss on disposal, net of tax	$—	$—	$—	$—
Operating income from discontinued operations, net of tax	1,757	9,174	8	10,939

Income from discontinued operations, net of tax	$1,757	$9,174	$8	$10,939

     The Company allocates interest expense associated with consolidated non-specific debt to its discontinued operations based on a ratio of the net assets of its discontinued operations to the Company’s total consolidated net assets, in accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations” (“EITF Issue No. 87-24”). Also in accordance with EITF Issue No. 87-24, the Company allocated interest expense to its British Columbia oil and gas properties for approximately $50.4 million of debt the Company was required to repay under the terms of its $1.0 billion term loan. For the three and six months ended June 30, 2002, the Company allocated interest expense of $1.9 million and $3.0 million, respectively, to its discontinued operations. No interest expense was allocated to discontinued operations in 2003.

8.	Derivative Instruments

Commodity Derivative Instruments

     As an independent power producer primarily focused on generation of electricity using gas-fired turbines, the Company’s natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, the Company enters into derivative commodity instruments. The Company enters into commodity instruments to convert floating or indexed electricity and gas (and to a lesser extent oil and refined product) prices to fixed prices in order to lessen its vulnerability to reductions in electric prices for the electricity it generates and to increases in gas prices for the fuel it consumes in its power plants. The Company seeks to “self-hedge” its gas consumption exposure to an extent with its own gas production position. Any hedging, balancing, or optimization activities that the Company engages in are directly related to the Company’s asset-based business model of owning and operating gas-fired electric power plants and are designed to protect the Company’s “spark spread” (the difference between the Company’s fuel cost and the revenue it receives for its electric generation). The Company hedges exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas, and the Company utilizes derivatives to optimize the returns it is able to achieve from these assets. From time to time the Company has entered into contracts considered energy trading contracts under EITF Issue No. 02-3. However, the Company’s traders have low capital at risk and value at risk limits for energy trading, and its risk management policy limits, at any given time, its net sales of power to its generation capacity and limits its net purchases of gas to its fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133.

     The Company also routinely enters into physical commodity contracts for sales of its generated electricity and purchases of natural gas ensure favorable utilization of generation and production assets. Such contracts often meet the criteria of SFAS No. 133 as derivatives but are generally eligible for the normal purchases and sales exception. Some of those contracts that are not deemed normal purchases and sales can be designated as hedges of the underlying consumption of gas or production of electricity.

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

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at June 30, 2003, for the Company’s derivative instruments:

	Interest	Commodity
	Rate	Derivative	Total
	Derivative	Instruments	Derivative
	Instruments	Net	Instruments

Current derivative assets	$—	$758,161	$758,161
Long-term derivative assets	—	1,370,389	1,370,389

Total assets	$—	$2,128,550	$2,128,550

Current derivative liabilities	$(15,088)	$(685,091)	$(700,179)
Long-term derivative liabilities	(32,204)	(1,324,157)	(1,356,361)

Total liabilities	$(47,292)	$(2,009,248)	$(2,056,540)

Net derivative assets (liabilities)	$(47,292)	$119,302	$72,010

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

     Below is a reconciliation from the Company’s net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at June 30, 2003 (in thousands):

Net derivative assets	$72,010
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	(160,460)
Cash flow hedges terminated prior to maturity	(177,963)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges	105,578
Accumulated OCI from unconsolidated investees	(1,967)
Other reconciling items	40

Accumulated other comprehensive loss from derivative instruments, net of tax (1)	$(162,762)

(1)	Amount represents one portion of the Company’s total accumulated OCI balance. See Note 9 — “Comprehensive Income (Loss)” for further information.

     The asset and liability balances for the Company’s commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)” (“FIN 39”). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company’s commodity derivative instrument contracts not qualified for offsetting as of June 30, 2003.

	June 30, 2003

	Gross	Net

Current derivative assets	$1,774,801	$758,161
Long-term derivative assets	1,617,994	1,370,389

Total derivative assets	$3,392,795	$2,128,550

Current derivative liabilities	$(1,701,732)	$(685,091)
Long-term derivative liabilities	(1,571,761)	(1,324,157)

Total derivative liabilities	$(3,273,493)	$(2,009,248)

Net commodity derivative assets	$119,302	$119,302

     The table above excludes the value of interest rate and currency derivative instruments.

     The table below reflects the impact of the Company’s derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from unrealized mark-to-market activity of derivatives not designated as hedges of cash flows, for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30,

	2003			2002

	Hedge	Undesignated		Hedge	Undesignated
	Ineffectiveness	Derivatives	Total	Ineffectiveness	Derivatives	Total

Natural gas derivatives (1)	$2,067	$3,556	$5,623	$279	$(4,194)	$(3,915)
Power derivatives (1)	(1,612)	(11,232)	(12,844)	(1,002)	6,891	5,889
Interest rate derivatives (2)	(275)	—	(275)	(188)	—	(188)

Total	$180	$(7,676)	$(7,496)	$(911)	$2,698	$1,787

	Six Months Ended June 30,

	2003			2002

	Hedge	Undesignated		Hedge	Undesignated
	Ineffectiveness	Derivatives	Total	Ineffectiveness	Derivatives	Total

Natural gas derivatives (1)	$8,180	$1,579	$9,759	$5,764	$(11,029)	$(5,265)
Power derivatives (1)	(4,638)	(13,113)	(17,751)	(1,224)	11,280	10,056
Interest rate derivatives (2)	(484)	—	(484)	(340)	—	(340)

Total	$3,058	$(11,534)	$(8,476)	$4,200	$252	$4,452

(1)	Recorded within unrealized mark-to-market gain (loss) on power and gas transactions, net

(2)	Recorded within Other Income

     The table below reflects the contribution of the Company’s cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30,

	2003	2002

Natural gas and crude oil derivatives	$(2,998)	$(39,277)
Power derivatives	(4,223)	75,313
Interest rate derivatives	(3,451)	(2,550)
Foreign currency derivatives	(729)	15,439

Total derivatives	$(11,401)	$48,925

	Six Months Ended June 30,

	2003	2002

Natural gas and crude oil derivatives	$32,164	$(75,043)
Power derivatives	(55,549)	161,780
Interest rate derivatives	(14,093)	(4,474)
Foreign currency derivatives	11,828	15,152

Total derivatives	$(25,650)	$97,415

     As of June 30, 2003, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 8 1/2 and 11 1/2 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $85.9 million would be reclassified from accumulated OCI into earnings during the twelve months ended June 30, 2004, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

						2008
	2003	2004	2005	2006	2007	& After	Total

Crude oil OCI	$(1,135)	$—	$—	$—	$—	$—	$(1,135)
Gas OCI	47,575	20,982	(36,691)	16,162	1,413	4,960	54,401
Power OCI	(51,622)	(69,054)	(43,190)	(27,686)	(1,441)	361	(192,632)

						2008
	2003	2004	2005	2006	2007	& After	Total

Interest rates OCI	(13,196)	(23,298)	(18,505)	(14,079)	(10,641)	(40,376)	(120,095)
Foreign currency OCI	(974)	(1,984)	(2,020)	(2,048)	(1,678)	(175)	(8,879)

Total OCI	$(19,352)	$(73,354)	$(100,406)	$(27,651)	$(12,347)	$(35,230)	$(268,340)

9.	Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes net income (loss) and unrealized gains and losses from derivative instruments that qualify as hedges. The Company reports accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets. The tables below detail the changes in the Company’s accumulated OCI balance and the components of the Company’s comprehensive income (loss) (in thousands):

			Total	Comprehensive
			Accumulated	Income (Loss)
			Other	for the Three
		Foreign	Comprehensive	Months Ended
	Cash Flow	Currency	Income	March 31, 2003
	Hedges	Translation	(Loss)	and June 30, 2003

Accumulated other comprehensive loss at January 1, 2003	$(224,414)	$(13,043)	$(237,457)
Net loss for the three months ended March 31, 2003				$(52,016)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2003	27,827
Reclassification adjustment for loss included in net loss for the three months ended March 31, 2003	14,249
Income tax provision for the three months ended March 31, 2003	(10,927)

	31,149		31,149	31,149
Foreign currency translation gain for the three months ended March 31, 2003	—	84,062	84,062	84,062

Total comprehensive income for the three months ended March 31, 2003				$63,195

Accumulated other comprehensive loss at March 31, 2003	$(193,265)	$71,019	$(122,246)

Net loss for the three months ended June 30, 2003				$(23,366)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended June 30, 2003	$47,892
Reclassification adjustment for loss included in net loss for the three months ended June 30, 2003	11,401
Income tax provision for the three months ended June 30, 2003	(28,790)

	30,503		30,503	30,503
Foreign currency translation gain for the three months ended June 30, 2003		63,494	63,494	63,494

Total comprehensive income for the three months ended June 30, 2003				$70,631

Total comprehensive income for the six months ended June 30, 2003				$133,826

Accumulated other comprehensive loss at June 30, 2003	$(162,762)	$134,513	$(28,249)

			Total	Comprehensive
			Accumulated	Income (Loss)
			Other	for the Three
		Foreign	Comprehensive	Months Ended
	Cash Flow	Currency	Income	March 31, 2002
	Hedges	Translation	(Loss)	and June 30, 2002

Accumulated other comprehensive loss at January 1, 2002	$(180,819)	$(60,061)	$(240,880)
Net loss for the three months ended March 31, 2002				$(75,673)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2002	130,436
Reclassification adjustment for gain included in net loss for the three months ended March 31, 2002	(48,490)
Income tax provision for the three months ended March 31, 2002	(32,034)

	49,912		49,912	49,912
Foreign currency translation loss for the three months ended March 31, 2002	—	(25,171)	(25,171)	(25,171)

Total comprehensive loss for the three months ended March 31, 2002				$(50,932)

Accumulated other comprehensive loss at March 31, 2002	$(130,907)	$(85,232)	$(216,139)

Net income for the three months ended June 30, 2002				$68,321
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended June 30, 2002	$49,035
Reclassification adjustment for gain included in net income for the three months ended June 30, 2002	(48,925)
Income tax benefit for the three months ended June 30, 2002	9,490

	9,600		9,600	9,600
Foreign currency translation gain for the three months ended June 30, 2002		78,776	78,776	78,776

Total comprehensive income for the three months ended June 30, 2002				$156,697

Total comprehensive income for the six months ended June 30, 2002				$105,765

Accumulated other comprehensive loss at June 30, 2002	$(121,307)	$(6,456)	$(127,763)

10.	Counterparties

     The Company’s customer and supplier base is concentrated within the energy industry. As a result, the Company has exposure to trends within the energy industry, including declines in the creditworthiness of its risk management transactional counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. The Company has exposure to two counterparties, NRG Power Marketing, Inc. (“NRG”) and Americas Energy Marketing, L.P. (“Mirant”), which have filed for bankruptcy. Additionally, the Company has exposure to Aquila, Inc. and its affiliate, Aquila Merchant Services, Inc. (collectively “Aquila”) and Williams Energy Marketing & Trading Company (“Williams”), which are rated less than investment grade by the credit rating agencies. The Company believes that its credit exposure to other companies in the energy industry is not significant either by individual company or in the aggregate. The table below shows our exposure to the two bankrupt companies, NRG and Mirant, as well as the two largest exposures to below investment grade companies, Aquila and Williams, at June 30, 2003 (in thousands):

		Net Accounts
	Net	Receivable
	Derivative	and		Letters of Credit,
	Assets and	Accounts		Margin or Other		Net
	Liabilities	Payable	Reserve	Offsets		Exposure

NRG	$(1,799)	$13,133	$(2,354)	$—		$8,980
Mirant	$(926)	$1,833	$—	$—		$907
Aquila	$75,028	$3,309	$(2,948)	$(65,660	)(1)	$9,729
Williams	$29,560	$(9,266)	$(416)	$2,300	(2)	$22,178

(1)	$37.6 million margin deposit held by the Company on its balance sheet classified as other current liabilities plus $28.1 million of fair value of contractual commitments, which the Company has not recognized in its balance sheet because they are accounted for as normal purchases and sales.

(2)	Margin deposits held by Williams.

     On May 14, 2003, NRG Energy, Inc. (“NRG”) and several affiliates filed chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Southern District of New York. Calpine has filed proofs of claim in the NRG bankruptcy for certain contingent, unliquidated amounts, and pre-bankruptcy petition and post-bankruptcy petition delivery of electric energy by Calpine to NRG for April and the first half of May 2003. At June 30, 2003, the Company had approximately $9.0 million in net exposure.

     At June 30, 2003, the Company had approximately $0.9 million in net exposure to Mirant. On July 14, 2003, Mirant Americas Energy Marketing, L.P. (“Mirant”) and several affiliates filed chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Northern District of Texas. As of June 30, 2003, the Company’s exposure to Mirant is subject to defenses, counterclaims, rights of setoff, recoupment and other mitigating factors, under an existing Master Power Purchase and Sale Agreement between the parties (the “Master Agreement”). Pursuant to an order entered by the bankruptcy court on July 15, 2003, Mirant has timely made all payments under the Master Agreement, on both pre- and post-petition obligations. The Company has also executed a post-petition assurance agreement with Mirant, covering continued performance of Mirant’s post-petition obligations on its contracts with Calpine. If Mirant’s motion for approval of the assumption of the Master Agreement is granted by the bankruptcy court, Mirant will be required to continue to timely pay all post-petition obligations under the Master Agreement. Additionally, the post-petition assurance agreement provides certain other protections to Calpine.

11.	Earnings (Loss) per Share

     Basic earnings (loss) per common share (“EPS”) were computed by dividing net loss by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company’s common stock is based on the dilutive common share equivalents and the after tax interest expense and distribution expense avoided upon conversion. The reconciliation of basic loss per common share to diluted loss per share is shown in the following table (in thousands, except per share data).

	Periods Ended June 30,

	2003			2002

	Net	Weighted		Net	Weighted
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

THREE MONTHS:
Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$(14,818)	381,219	$(0.04)	$59,361	356,158	$0.17
Discontinued operations, net of tax	(8,548)	—	(0.02)	8,960	—	0.02

Net income (loss)	$(23,366)	381,219	$(0.06)	$68,321	356,158	$0.19

Diluted earnings (loss) per common share:
Common shares issuable upon exercise of stock options using treasury stock method		—			9,448

	Periods Ended June 30,

	2003			2002

	Net	Weighted		Net	Weighted
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income (loss) before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change in accounting principle	$(14,818)	381,219	$(0.04)	$59,361	365,606	$0.16
Dilutive effect of certain convertible securities	—	—	—	11,306	85,320	—
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(14,818)	381,219	(0.04)	70,667	450,926	0.16
Discontinued operations, net of tax	(8,548)	—	(0.02)	8,960		0.02
Cumulative effect of a change in accounting principle, net of tax	—	—	—			—

Net income (loss)	$(23,366)	381,219	$(0.06)	$79,627	450,926	$0.18

	Periods Ended June 30,

	2003			2002

	Net	Weighted		Net	Weighted
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

SIX MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(65,767)	381,089	$(0.17)	$(18,291)	331,745	$(0.06)
Discontinued operations, net of tax	(10,144)		(0.03)	10,939		0.04
Cumulative effect of a change in accounting principle, net of tax	529	—	—	—	—	—

Net loss	$(75,382)	381,089	$(0.20)	$(7,352)	331,745	$(0.02)

     Because of the Company’s losses for the three months ended June 30, 2003, and the six months ended June 30, 2003 and 2002, basic shares were used in the calculations of fully diluted loss per share, under the guidelines of SFAS No. 128, “Earnings per Share,” as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase 118,701,972 and 148,183,384 shares of the Company’s common stock were not included in the computation of diluted shares outstanding during the six months ended June 30, 2003 and 2002, respectively, because such inclusion would be anti-dilutive.

12.	Commitments and Contingencies

     Capital Expenditures – On February 11, 2003, the Company announced a significant restructuring of its turbine agreements which has enabled the Company to cancel up to 131 steam and gas turbines. The Company recorded a pre-tax charge of $207.4 million in the quarter ending December 31, 2002, in connection with fees paid to vendors to restructure these contracts. To date 39 of these turbines have been cancelled, leaving the disposition of 92 turbines still to be determined.

     In July 2003 the Company completed a restructuring of its existing agreements for 20 gas and 2 steam turbines. The new agreement provides for later payment dates, which are in line with the Company’s construction program. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery year for the remaining 10 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 92 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 92 turbines.

Year	Total (in thousands)	Units To Be Delivered

2003	$83,573	2
2004	158,673	8
2005	19,597	—

Total	$261,843	10

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

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz vs. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund vs. Calpine Corp., Lukowski vs. Calpine Corp., Hart vs. Calpine Corp., Atchison vs. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp, and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical – they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of Calpine’s securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine’s financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine’s 8.5% Senior Notes due February 15, 2011 (“2011 Notes”) and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine’s financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the U.S. District Court Northern District Court of California. The plaintiffs filed a first amended complaint in October 2002. The amended complaint does not include the 1933 Act complaints raised in the bondholders’ complaint, and the number of defendants named was reduced. On January 16, 2003, before our response was due to this amended complaint, the plaintiffs filed a further amended complaint. This further amended complaint added a few additional Calpine executives as defendants and addressed a few more issues. We filed a motion to dismiss this consolidated action in early April 2003. A hearing on this motion was scheduled for July 29, 2003. However, the court took the motions to dismiss and the plaintiffs’ motion in opposition under submission without a hearing. A ruling on these motions is expected in the fall. We consider the lawsuit to be without merit and we intend to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in the California Superior Court, San Diego County. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action (“Hawaii action”) are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of the Company’s equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding the Company’s financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on the Company’s restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief. The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the U.S. District Court Northern District Court of California in May 2003. The plaintiff has sought to have the action remanded to state court. As of the date of this periodic filing, we are awaiting the court’s ruling with respect to the motion to remand. The Company considers this lawsuit to be without merit and intends to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”) filed a class action lawsuit in the Northern District Court of California. The underlying allegations in this action (“Phelps action”) are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that the defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of Shareholder relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs’ counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. The Company considers these lawsuits to be without merit and intends to vigorously defend against them.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of the Company against its directors and one if its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though the plaintiff may appeal this ruling. In early February 2003 the plaintiff filed an amended complaint. In March 2003 the Company and the individual defendants filed demurrers and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the Court granted the motions to stay this proceeding in favor of the federal securities class actions. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, the Company sued Automated Credit Exchange (“ACE”) in the Superior Court of the State of California for the County of Alameda for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in the Company’s account with U.S. Trust Company (“US Trust”). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a settlement agreement on March 29, 2002, pursuant to which ACE made a payment to the Company of $7 million and transferred to the Company the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. (“InterGen”) against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to the Company’s loss from ACE. InterGen’s complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. Ann Sholtz recently stipulated to agree to the consolidation of Anne Sholtz, ACE and other Sholtz entities in the EonXchange bankruptcy proceeding. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. Calpine believes that it has valid defenses to this claim and will vigorously defend against this complaint.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company (“IP”) filed a complaint in the Federal District Court for the Northern District of Illinois against Androscoggin Energy LLC (“AELLC”) alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC’s fixed-cost gas supply agreements. The Company had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration. AELLC may commence the arbitration counterclaim after discovery has progressed further. On November 7, 2002, the court issued an opinion on the parties’ cross motions for summary judgment finding in AELLC’s favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The Court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond. The Court has a set schedule for disclosure of expert witness and depositions thereof and has tentatively scheduled the case for trial in the first quarter of 2004.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. AELLC has submitted an amended complaint and request for immediate injunctive relief against such actions. The Court heard the motion on April 24, 2003, and ordered that IP must pay the approximate $1.2 million withheld as attorneys’ fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximate $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC’s Amended Counterclaim without prejudice to AELLC refilling the claims as breach of contract claims in a separate lawsuit. On June 30, 2003, AELLC filed a motion to reconsider the order dismissing AELLC’s Amended Counterclaim. The Company believes it has adequately reserved for the possible loss, if any, it may ultimately incur as a result of this matter.

     On July 22, 2003, Pacific Gas and Electric Company (“PG&E”) filed with the California Public Utilities Commission (“CPUC”) a Compliant of PG&E and Request for Immediate Issuance of an Order to Show Cause (“Complaint”) against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, Lodi Gas Storage, LLC (“LGS”) and Doe Defendants 1-10. The complaint requests the CPUC to issue an order requiring the defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The Complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E’s tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS’ direct interconnections to any entity other than PG&E. The Complaint also alleges that various natural gas consumers, including Company-affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E’s system and operate as an unregulated local distribution company within PG&E’s service territory. The Company believes this Complaint to be without merit and intends to vigorously defend its position at the CPUC. The Company is contractually obligated to indemnify LGS for certain damages it may suffer as a result of the Complaint.

13.	Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company’s objective to produce at a level of approximately 25% of its fuel consumption requirements from its own natural gas reserves (“equity gas”). Since the Company’s oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the following represents reportable segments and their defining criteria. The Company’s segments are electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s oil and gas operations. Corporate activities and other consists primarily of financing activities and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

	Electric		Oil and Gas
	Generation		Production
	and Marketing		and Marketing		Corporate and Other		Total

	2003	2002	2003	2002	2003	2002	2003	2002

	(In thousands)
For the three months ended June 30,
Revenue from external customers	$2,153,382	$1,769,413	$23,323	$(9,120)	$9,351	$(1,921)	$2,186,056	$1,758,372
Intersegment Revenue	—	—	102,495	52,313	—	—	102,495	52,313
Segment profit (loss)	3,381	140,968	25,901	1,553	(47,981)	(55,393)	(18,699)	87,128
Equipment cancellation cost	19,222	14,200	—	—	—	—	19,222	14,200

	Electric		Oil and Gas
	Generation		Production
	and Marketing		and Marketing		Corporate and Other		Total

	2003	2002	2003	2002	2003	2002	2003	2002

	(In thousands)
For the six months ended June 30,
Revenue from external customers	$4,309,852	$3,042,973	$49,436	$45,721	$11,282	$386	$4,370,570	$3,089,080
Intersegment Revenue	—	—	227,708	69,954	—	—	227,708	69,954
Segment profit (loss)	(44,052)	74,412	69,519	2,996	(111,667)	(110,500)	(86,200)	(33,092)
Equipment cancellation cost	19,309	182,671	—	—	—		19,309	182,671

	Electric	Oil and Gas	Corporate, Other
	Generation	Production	and
	and Marketing	and Marketing	Eliminations	Total

	(In thousands)
Total assets:
June 30, 2003	$23,780,506	$1,703,952	$532,884	$26,017,342
December 31, 2002	$18,587,342	$1,713,085	$2,926,565	$23,226,992

     Intersegment revenues primarily relate to the use of internally procured gas for the Company’s power plants. These intersegment revenues have been eliminated in the oil and gas production and marketing segment revenue, but have been included in the segment’s measure of income before taxes.

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

     FERC Investigation into Western Markets — On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. FERC has stated that it may use the information gathered in connection with the investigation to determine how to proceed on any existing or future complaint brought under Section 206 of the Federal Power Act involving long-term power contracts entered into in the West since January 1, 2000, or to initiate a Federal Power Act Section 206 or Natural Gas Act Section 5 proceeding on its own initiative. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the “Initial Report”) summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the “Final Report”). The FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may potentially be in violation of the CAISO’s or CalPX’ tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material. On June 25, 2003, FERC rejected various complaints to invalidate certain long-term energy supply.

     Also, on June 25, 2003, FERC issued a number of orders associated with these investigations, including the issuance of two show cause orders to certain industry participants. FERC did not subject Calpine to either of the show cause orders. FERC also issued an order directing the FERC Office of Markets and Investigations to investigate further whether market participants who bid a price in excess of $250 per megawatt hour into markets operated by either the CAISO or the CalPX during the period of May 1, 2000, to October 2, 2000, may have violated CAISO and CalPX tariff prohibitions. No individual market participant was identified. The Company believes that it did not violate the CAISO and CalPX tariff prohibitions referred to by FERC in this order; however, we are unable to predict at this time the final outcome of this proceeding or its impact on Calpine.

15.	Subsequent Events

     On July 10, 2003, the Company renegotiated its financing agreement with Siemens Westinghouse Power Corporation to extend the monthly payment due dates through January 28, 2005. At June 30, 2003, there was $214.8 million in borrowings outstanding under this agreement. The Company repaid $35.6 million of the outstanding balance in July 2003.

     On July 16, 2003, the Company closed its $3.3 billion term loan and second-priority senior secured notes offering. The term loan and senior notes are secured by substantially all of the assets owned directly by Calpine Corporation, including natural gas and power plant assets and the stock of Calpine Energy Services and other subsidiaries. The offering was comprised of two tranches of floating rate securities and two tranches of fixed rate securities. The floating rate securities included a $750 million, four-year term loan priced at LIBOR plus 575 basis points and $500 million of Second-Priority Senior Secured Floating Rate Notes due 2007 also priced at LIBOR plus 575 basis points. The fixed rate securities included $1.15 billion of 8.5% Second Priority Senior Secured Notes due 2010, and $900 million of 8.75% Second Priority Senior Secured Notes due 2013.

     On July 16, 2003, the Company entered into agreements for a new $500 million working capital facility. The new first-priority senior secured facility will consist of a two-year, $300 million working capital revolver and a four-year, $200 million term loan that together will provide up to $500 million in combined cash borrowing and letter of credit capacity. The new facility replaces the Company’s existing working capital facilities. It will be secured by a first-priority lien on the same assets that collateralize the Company’s recently completed $3.3 billion term loan and second-priority senior secured notes offering.

     On July 24, 2003, the Company announced that Gilroy Energy Center, LLC (“GEC”), a wholly owned, stand-alone subsidiary of the Calpine subsidiary GEC Holdings, LLC, intends to sell, under Rule 144A, approximately $270 million of Senior Secured Notes Due 2011. The senior secured notes will be secured by GEC’s and its subsidiaries’ 11 peaking units, located at nine power generating sites in northern California. The notes will also be secured by a long-term power sales agreement for 495 megawatts of peaking capacity with the State of California Department of Water Resources, which is being served by the 11 peaking units. The noteholders’ recourse will be limited to the assets of GEC and its subsidiaries. Calpine will not provide a guarantee of the Senior Secured Notes Due 2011 or any other form of credit support.

     In connection with this offering, GEC is negotiating with a third party on a preferred equity investment in GEC, totaling approximately $74 million, which the Company does not expect to complete by the closing of the Senior Secured Notes Due 2011. Therefore, the net proceeds of the senior notes offering will be held in an escrow account, pending completion of this preferred equity investment. If the preferred equity investment is not completed, GEC will offer to repurchase the Senior Secured Notes Due 2011 at a price of 101%, plus accrued interest.

     Debt securities repurchased by the Company subsequent to June 30, 2003, were approximately $1,185.7 million in aggregate outstanding aggregate outstanding principal amount at a redemption price of approximately $987.5 million plus accrued interest to the redemption dates. The Company expects to record a pre-tax gain on these transactions in the amount of $184.0 million, net of write-offs of unamortized deferred financing costs and the associated unamortized premiums or discounts associated with the issuance of these Senior Notes. Repurchases in 2003 prior to June 30, 2003, are discussed in Note 5. The following table summarizes the total debt securities repurchased by the Company from July 1, 2003, through August 8, 2003 (in millions):

	Principal	Redemption
Debt Security	Amount	Amount

Convertible Senior Notes Due 2006	$112.0	$100.5
8-1/4% Senior Notes Due 2005	25.0	24.5
10-1/2% Senior Notes Due 2006	5.2	5.1
7-5/8% Senior Notes Due 2006	35.3	32.5
8-3/4% Senior Notes Due 2007	48.9	45.0
7-7/8% Senior Notes Due 2008	52.4	41.1
8-1/2% Senior Notes Due 2008	48.3	42.3
8-3/8% Senior Notes Due 2008	56.2	44.5
7-3/4% Senior Notes Due 2009	77.0	61.1
8-5/8% Senior Notes Due 2010	159.9	133.9
8-1/2% Senior Notes Due 2011	437.6	361.1
8-7/8% Senior Notes Due 2011	127.9	95.8

	$1,185.7	$987.5

     On August 4, 2003, the Company announced plans to sell its unconsolidated, 50-percent interest in the 240-MW Gordonsville Power Plant to Dominion Virginia Power, an affiliate of Dominion. Under the terms of the transaction, the Company will receive a $31.5 million cash payment, which includes a $26 million payment from Dominion and a separate $5.5 million payment from the project for return of a debt service reserve. The Company’s 50-percent share of the project’s non-recourse debt at closing was approximately $44 million. The company expects to complete the transaction in the fourth quarter of 2003, pending regulatory and other third-party approvals.

     On August 7, 2003, the Company’s wholly owned subsidiary, Calpine Construction Finance Company, L.P. (“CCFC I”), priced its $750 million institutional term loans and secured notes offering. The offering includes $385 million of First Priority Secured Institutional Term Loans Due 2009 offered at 99% of par and priced at LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points and $365 million of Second Priority Senior Secured Floating Rate Notes Due 2011 offered at 98.01% of par and priced at LIBOR plus 850 basis points, with a LIBOR floor of 125 basis points. The noteholders’ recourse will be limited to seven of CCFC’s natural gas-fired electric generating facilities located in various power markets in the United States, and related assets and contracts. The transaction is expected to close on August 14, 2003. In anticipation of the financing, S&P assigned a B corporate credit rating to CCFC I. S&P also assigned a B+ rating (with a negative outlook) to the First Priority Secured Institutional Term Loans Due 2009 and a B- rating (with a negative outlook) to the Second Priority Secured Floating Rate Notes Due 2011. Net proceeds will be used to refinance the majority of the amount currently outstanding under the CCFCI project financing. The remainder of the facility will be repaid from cash proceeds from the $3.3 billion term loan and second-priority senior secured notes offering.

     Enron Corporation, and a number of its subsidiaries and affiliates (including Enron North America (“ENA”) and Enron Power Marketing (“EPM”))(collectively “Enron Bankrupt Entities”) filed for Chapter 11 bankruptcy protection on December 2, 2001. At the time of the filing, CES was a party to various open energy derivatives, swaps, and forward power and gas transactions stemming from agreements with ENA and EPM. On November 14, 2001, CES, ENA, and EPM entered into a Master Netting Agreement, which granted the parties a contractual right to setoff amounts owed between them pursuant to the above agreements. The above agreements were terminated by CES on December 10, 2001. The Master Netting Agreement however remained in place. In October 2002, Calpine and various affiliates filed proofs of claim against the Enron Bankrupt Entities.

     Final settlement of this matter has been reached with Enron and was approved by the bankruptcy court on August 7, 2003, subject to a 10-day appeal period, expiring on August 18, 2003. The Company will provide information on the terms of the settlement at that time and does not expect any adverse consequences to its financial results or operations as a result of settling this matter.

     Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements. Such statements include those concerning Calpine Corporation’s (“the Company’s”) expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that produce reduced demand for power, (v) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers, (vi) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) cost estimates are preliminary and actual costs may be higher than estimated, (viii) a competitor’s development of lower-cost power plants or of a lower cost means of operating a fleet of power plants, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) our estimates of oil and gas reserves many not be accurate, (xii) the effects on the Company’s business resulting from reduced liquidity in the trading and power industry, (xiii) the Company’s ability to access the capital markets on attractive terms or at all, (xiv) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on the Company’s business of a lowering of its credit rating (or actions it may take in response to changing credit rating criteria), including, increased collateral requirements, refusal by the Company’s current or potential counterparties to enter into transactions with it and its inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) possible future claims, litigation and enforcement actions pertaining to the foregoing or (xvii) other risks as identified herein. Current information set forth in this filing has been updated to August 8, 2003, and Calpine undertakes no duty to update this information. All other information in this filing is presented as of the specific date noted and has not been updated since that time. Readers should carefully review the “Risk Factors” section below.

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

     The information contained in this MD&A section reflects the restatements of the first and second quarter 2002 financial results as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements.

Selected Operating Information

     Set forth below is certain selected operating information for our power plants for which results are consolidated in our Statements of Operations. Electricity revenue is composed of capacity revenues, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, other revenues such as Reliability Must Run and Ancillary Service revenues. The information set forth under thermal and other revenue consists of host steam sales and other thermal revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)		Restated (1)
	(In thousands, except
	production and pricing data)
Power Plants:
Electricity and steam (“E&S”) revenues:
Energy	$730,298	$544,660	$1,560,655	$1,058,896
Capacity	224,650	120,422	385,280	196,901
Thermal and other	117,688	42,230	248,739	73,915

Subtotal	$1,072,636	$707,312	$2,194,674	$1,329,712
Spread on sales of purchased power (2)	6,086	167,278	7,421	258,094

Adjusted E&S revenues (non-GAAP)	$1,078,722	$874,590	$2,202,095	$1,587,806
Megawatt hours produced	17,909,325	15,681,706	37,331,224	30,390,521
All-in electricity price per megawatt hour generated	$60.23	$55.77	$58.99	$52.25

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

(2)	From hedging, balancing and optimization activities related to our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and six months ended June 30, 2003 and 2002, that represent purchased power and purchased gas sales and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)		Restated (1)
Total revenue	$2,186,056	$1,758,372	$4,370,570	$3,089,080
Sales of purchased power	744,805	718,157	1,426,089	1,238,208
As a percentage of total revenue	34.1%	40.8%	32.6%	40.1%
Sale of purchased gas	328,478	309,352	655,946	432,756
As a percentage of total revenue	15%	17.6%	15.0%	14.0%
Total cost of revenue (“COR”)	2,000,425	1,511,025	4,011,239	2,661,485
Purchased power expense	738,719	550,879	1,418,668	980,114
As a percentage of total COR	36.9%	36.5%	35.4%	36.8%
Purchased gas expense	331,122	331,392	648,070	452,753
As a percentage of total COR	16.6%	21.9%	16.2%	17.0%

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)		Restated (1)
	(In thousands)
Sales to NEPOOL from power we generated	$75,642	$63,455	$152,540	$114,036
Sales to NEPOOL from hedging and other activity	22,952	20,148	105,963	44,805

Total sales to NEPOOL	$98,594	$83,603	$258,503	$158,841
Total purchases from NEPOOL	$76,697	$85,344	$210,865	$161,178

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Results of Operations

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002 (in millions, except for unit pricing information, MW volumes and percentage data).

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Total revenue	$2,186.1	$1,758.4	$427.7	24.3%

     The increase in total revenue is explained by category below.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Electricity and steam revenue	$1,072.6	$707.3	$365.3	51.6%
Sales of purchased power for hedging and optimization	744.8	718.2	26.6	3.7%

Total electric generation and marketing revenue	$1,817.4	$1,425.5	$391.9	27.5%

     Electricity and steam revenue increased as we completed construction and brought into operation 5 new baseload power plants, 2 new peaker facilities and 3 expansion projects completed subsequent to June 30, 2002. Average megawatts in operation of our consolidated plants increased by 55% to 19,455 MW while generation increased by 14%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 49% in the three months ended June 30, 2003, from 66% in the three months ended June 30, 2002, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas, and to a lesser extent due to unscheduled outages caused by equipment problems at certain of our plants. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $44.99/MWh in 2002 to $59.89/MWh in 2003.

     Sales of purchased power for hedging and optimization increased in the three months ended June 30, 2003, due primarily to higher electricity pricing in 2003.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Oil and gas sales	$29.5	$16.1	$13.4	83.2%
Sales of purchased gas for hedging and optimization	328.5	309.4	19.1	6.2%

Total oil and gas production and marketing revenue	$358.0	$325.5	$32.5	10.0%

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption increased by $50.2 to $102.5 in 2003. Before intercompany eliminations, oil and gas sales increased by $63.6 to $132.0 in 2003 from $68.4 in 2002 due primarily to 81% higher average realized natural gas pricing in 2003.

     Sales of purchased gas for hedging and optimization increased during 2003 as we brought into operation new generation and the related level of physical gas optimization and balancing activity increased to support the new generation, and due to a higher price environment.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Realized revenue on power and gas trading transactions, net	$9.0	$2.2	$6.8	309.1%
Unrealized mark-to-market gain (loss) on power and gas transactions, net	(7.2)	2.0	(9.2)	(460.0)%

Total trading revenue, net	$1.8	$4.2	$(2.4)	(57.1)%

     Total trading revenue, which is shown on a net basis, results from general market price movements against our open commodity positions accounted for as trading under EITF Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”). These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled, while unrealized revenue represents changes in the fair value of open contracts, the ineffective portion of cash flow hedges, and the effects of settling previously open positions.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other revenue	$8.8	$3.2	$5.6	175.0%

     Other revenue increased during the three months ended June 30, 2003, primarily due to a $7.0 revenue contribution from Thomassen Turbine Systems (“TTS”), which we acquired in February 2003. This was partially offset by a decline in third party revenue recorded by Power Systems Mfg. LLC (“PSM”), our subsidiary that designs and manufactures certain spare parts for gas turbines, as more of PSM’s activity was related to intercompany orders with our power generation segment.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Cost of revenue	$2,000.4	$1,511.0	$489.4	32.4%

     The increase in total cost of revenue is explained by category below.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Plant operating expense	$164.4	$118.4	$46.0	38.9%
Royalty expense	6.5	4.2	2.3	54.8%
Purchased power expense for hedging and optimization	738.7	550.9	187.8	34.1%

Total electric generation and marketing expense	$909.6	$673.5	$236.1	35.1%

     Plant operating expense increased due to 5 new baseload power plants, 2 new peaker facilities and 3 expansion projects completed subsequent to June 30, 2002. This was partially offset by reducing reserves by $10.3 for generator and turbine combustor equipment repairs, based on reaching an agreement with a vendor relating thereto.

     Royalty expense increased due to an increase in electric revenues at The Geysers geothermal plants.

     The increase in purchased power expense for hedging and optimization was due primarily to higher electricity prices in 2003.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Oil and gas production expense	$22.6	$21.2	$1.4	6.6%
Oil and gas exploration expense	6.5	1.6	4.9	306.3%

Oil and gas operating expense	29.1	22.8	6.3	27.6%

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Purchased gas expense for hedging and optimization	331.1	331.4	(0.3)	(0.1)%

Total oil and gas operating and marketing expense	$360.2	$354.2	$6.0	1.7%

     Oil and gas production expense increased primarily as a result of an increase in the Canadian foreign exchange rate.

     Oil and gas exploration expense increased primarily as a result of expensing $4.3 of dry hole drilling costs during the three months ended June 30, 2003.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Fuel expense	$555.4	$350.3	$205.1	58.5%

     Fuel expense increased for the three months ended June 30, 2003, due to a 15% increase in gas-fired megawatt hours generated and 42% higher gas prices excluding the effects of hedging, balancing and optimization. This was partially offset by increased usage of internally produced gas, which is eliminated in consolidation, and a 3% improved average heat rate for our generation portfolio in 2003.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Depreciation, depletion and amortization expense	$140.2	$103.7	$36.5	35.2%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2002.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other expense	$6.9	$1.1	$5.8	527.3%

     The increase is primarily due to $4.8 of TTS expense. TTS was acquired in February 2003.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Loss (income) from unconsolidated investments in power projects	$(59.4)	$1.1	$(60.5)	(5500)%

     The increase in income is due primarily to a $52.8 gain recognized on the termination of the tolling arrangement with Aquila Merchant Services, Inc.

     (“AMS”) on the Acadia Energy Center (see Note 6 of the Notes to Consolidated Condensed Financial Statements) and due to $5.6 in earnings generated by this facility. The Aries Power project contributed $1.6 in earnings during the second quarter of 2003. These two projects were not operational in the second quarter of 2002.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Equipment cancellation and impairment cost	$19.2	$14.2	$5.0	35.2%

     The pre-tax equipment cancellation and impairment charge in the three months ended June 30, 2003, was primarily a result of a loss of $17.2 in connection with the sale of two turbines and also commitment cancellation costs and storage and suspension costs for unassigned equipment. The 2002 charge of $14.2 was due to turbine impairment write-downs.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Project development expense	$6.1	$10.5	$(4.4)	(41.9)%

     Project development expense decreased as we placed certain existing development projects on hold and scaled back new development activity. Additionally, impairment write-offs of capitalized project costs decreased to $3.4 in the three months ended June 30, 2003, from $5.7 in the prior year period.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
General and administrative expense	$63.8	$52.4	$11.4	21.8%

     General and administrative expense increased due primarily to $3.9 of stock-based compensation expense associated with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No, 123”) effective January 1, 2003, on a prospective basis and due to higher outside consulting expense, and higher cash-based employee compensation costs.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Interest expense	$148.9	$79.1	$69.8	88.2%

     Interest expense increased primarily due to the new plants entering commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $171.0 for the three months ended June 30, 2002, to $116.5 for the three months ended June 30, 2003. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects and suspension of capitalization of interest thereon. The remaining increase relates to an increase in average indebtedness and an increase in the amortization of terminated interest rate swaps.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Minority interest expense	$5.3	$0.7	$4.6	657.1%

     The increase is primarily due to $4.5 associated with the Canadian Power Income Fund and $1.7 related to the King City Power Plant in which we sold a preferred interest on April 29, 2003. See Note 5 of the Notes to Consolidated Condensed Financial Statements for more information.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other expense (income)	$13.7	$(3.7)	$17.4	470.3%

     The other expense in the three months ended June 30, 2003, is comprised primarily of foreign exchange translation losses of $19.1 due to the strong Canadian dollar and letter of credit fees of $3.2. These losses were offset by a gain of $6.8 recorded in connection with the redemption of Senior Notes at a discount. In 2002 we recorded $7.0 of recovery from Automated Credit Exchange for losses incurred on reclaim trading credit transactions, and additionally, we recognized gains from asset sales of $7.6 million. These gains were partially offset by letter of credit fees of $6.2, foreign exchange translation losses of $2.0, and $3.6 for cost of a forfeited deposit on an asset purchase that did not close in 2002.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Provision (benefit) for income taxes	$(3.9)	$27.8	$(31.7)	(114.0)%

     The provision (benefit) for income taxes increased primarily due to the decrease in income from continuing operations in 2003 compared to 2002 and from a reduction in the estimated annual effective tax rate for continuing operations from 32% to 21%. This effective rate variance is due to the inclusion of significant permanent items in the calculation of the effective rate, which are fixed in amount but have the effect of producing different overall effective rates when such items become more material to net income.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Discontinued operations, net of tax	$(8.5)	$9.0	$(17.5)	(194.4)%

     During the three months ended June 30, 2003, we decided to sell our specialty engineering unit, reflecting the soft market for data centers for the foreseeable future. The 2002 activity represents the results of our discontinued operations, which included the engineering unit, the DePere Energy Center and Drakes Bay Field, British Columbia and Medicine River oil and gas assets. With the exception of the engineering unit, the sales of these assets were completed by December 31, 2002, so their operations are not included in the 2003 activity.

	Three Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Net income (loss)	$(23.4)	$68.3	$(91.7)	(134.3)%

     Our growing portfolio of operating generation facilities contributed to a 14% increase in electric generation production for the three months ended June 30, 2003, compared to the same period in 2002, allowing us to achieve approximately $2.2 billion of revenue for the second quarter of 2003, compared to approximately $1.8 billion for the second quarter of 2002. Electric generation and marketing revenues increased 27% for the three months ended June 30, 2003, as a result of this new production and as a result of hedging and optimization activity, compared with the same period in 2002. Operating results for the three months ended June 30, 2003, reflect an increase in realized electricity prices. However, we experienced a decrease in average spark spreads per megawatt-hour compared with the same period in 2002, reflecting proportionately higher fuel expense.

     Plant operating expense, interest expense and depreciation were higher due to the additional plants in operation. This was partially mitigated by an increase in oil and gas production margins compared to the prior period due to higher realized oil and gas pricing. In the second quarter of 2003, financial results were affected by a $17.2 loss in connection with the sale of two turbines. In addition, we recorded $19.1 in foreign exchange translation losses relating to intercompany transactions due mainly to a strong Canadian dollar in the quarter. We also recorded in income from unconsolidated investments, a $52.8 gain on the termination of the tolling arrangement on the Acadia facility and an $8.5 after-tax charge to discontinued operations as we decided to sell our specialty engineering unit. As a result of the above, gross profit for the three months ended June 30, 2003, decreased approximately 25%, respectively, compared to the same period in 2002.

     (1)  See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002 (in millions, except for unit pricing information, MW volumes and percentage data).

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Total revenue	$4,370.6	$3,089.1	$1,281.5	41.5%

     The increase in total revenue is explained by category below.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Electricity and steam revenue	$2,194.7	$1,329.7	$865.0	65.1%
Sales of purchased power for hedging and optimization	1,426.1	1,238.2	187.9	15.2%

Total electric generation and marketing revenue	$3,620.8	$2,567.9	$1,052.9	41.0%

     Electricity and steam revenue increased as we completed construction and brought into operation 5 new baseload power plants, 7 new peaker facilities and 3 expansion projects completed subsequent to June 30, 2002. Average megawatts in operation of our consolidated plants increased by 60% to 19,019 MW while generation increased by 23%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 51% in the six months ended June 30, 2003 from 68% in the six months ended June 30, 2002, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas, and to a lesser extent due to unscheduled outages caused by equipment problems at certain of our plants. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $43.69/MWh in 2002 to $58.79/MWh in 2003.

     Sales of purchased power for hedging and optimization increased in the six months ended June 30, 2003, due primarily to higher electricity pricing in 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Oil and gas sales	$55.5	$69.2	$(13.7)	(19.8)%
Sales of purchased gas for hedging and optimization	655.9	432.8	223.1	51.5%

Total oil and gas production and marketing revenue	$711.4	$502.0	$209.4	41.7%

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption increased by $157.8 to $227.7 in 2003. Before intercompany eliminations, oil and gas sales increased by $144.0 to $283.2 in 2003 from $139.2 in 2002 due primarily to 107% higher average realized natural gas pricing in 2003.

     Sales of purchased gas for hedging and optimization increased during 2003 as we brought into operation new generation and the related level of physical gas optimization and balancing activity increased to support the new generation, and due to a higher price environment.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Realized revenue on power and gas trading transactions, net	$30.3	$8.4	$21.9	260.7%
Unrealized mark-to-market gain (loss) on power and gas transactions, net	(8.0)	4.8	(12.8)	(266.7)%

Total trading revenue, net	$22.3	$13.2	$9.1	68.9%

     Total trading revenue, which is shown on a net basis, results from general market price movements against our open commodity positions accounted for as trading under EITF Issue No. 02-3. These commodity positions represent a small portion of our overall commodity contract position. It increased due to favorable power and gas price movements. Realized revenue represents the portion of contracts actually settled, while unrealized revenue represents changes in the fair value of open contracts, the ineffective portion of cash flow hedges, and the effects of settling previously open positions.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other revenue	$16.1	$6.0	$10.1	168.3%

     Other revenue increased during the six months ended June 30, 2003, primarily due to $9.1 of revenue from Thomassen Turbine Systems, (“TTS”), which we acquired in February 2003. Additionally our recently formed power and operating services unit contributed revenues of $3.2 in 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Cost of revenue	$4,011.2	$2,661.5	$1,349.7	50.7%

     The increase in total cost of revenue is explained by category below.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Plant operating expense	$329.4	$234.9	$94.5	40.2%
Royalty expense	11.8	8.4	3.4	40.5%
Purchased power expense for hedging and optimization	1,418.7	980.1	438.6	44.8%

Total electric generation and marketing expense	$1,759.9	$1,223.4	$536.5	43.9%

     Plant operating expense increased due to 5 new baseload power plants, 7 new peaker facilities and 3 expansion projects completed subsequent to June 30, 2002. In addition, during the six months ended June 30, 2003, we recorded reserves of $6.6 for generator and turbine combustor equipment repairs after reaching agreement with a vendor, which accepted responsibility for most of the total costs incurred.

     Royalty expense increased due to an increase in electric revenues at The Geysers geothermal plants.

     The increase in purchased power expense for hedging and optimization was due primarily to higher electricity prices in 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Oil and gas production expense	$45.9	$39.5	$6.4	16.2%
Oil and gas exploration expense	8.9	4.9	4.0	81.6%

Oil and gas operating expense	54.8	44.4	10.4	23.4%
Purchased gas expense for hedging and optimization	648.0	452.8	195.2	43.1%

Total oil and gas operating and marketing expense	$702.8	$497.2	$205.6	41.4%

     Oil and gas production expense increased primarily due to higher production taxes, and treating and transportation costs which were primarily the result of higher oil and gas revenues and an increase in the Canadian foreign exchange rate in the six months ended June 30, 2003.

     Oil and gas exploration expense increased primarily as a result of expensing $4.3 of dry hole drilling costs during the six months ended June 30, 2003.

     Purchased gas expense for hedging and optimization increased in the six months ended June 30, 2003, as we brought into operation new generation, and the related level of physical gas optimization and balancing activity increased to support the new generation, combined with a higher price environment.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Fuel expense	$1,205.6	$682.8	$522.8	76.6%

     Fuel expense increased for the six months ended June 30, 2003 due to a 25% increase in gas-fired megawatt hours generated and 54% higher gas prices excluding the effects of hedging, balancing and optimization, which was partially offset by increased usage of internally produced gas, which is eliminated in consolidation, and a 3% improved average heat rate for our generation portfolio in 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Depreciation, depletion and amortization expense	$274.9	$198.6	$76.3	38.4%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2002.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other expense	$12.1	$3.1	$9.0	290.3%

     The increase is primarily due to $6.2 of TTS expense. TTS was acquired in February 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
(Income) from unconsolidated investments in power projects	$(64.5)	$(0.4)	$(64.1)	16,025.0%

     The increase is primarily due to a $52.8 gain recognized on the termination of the tolling arrangement with AMS on the Acadia Energy Center (see Note 6 of the Notes to Consolidated Condensed Financial Statements) and due to $13.3 in earnings contributed by this facility. This facility was not operational in the six months ended June 30, 2002.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Equipment cancellation and impairment charge	$19.3	$182.7	$(163.4)	(89.4)%

     In the six months ended June 30, 2002, the pre-tax equipment cancellation and impairment charge was primarily a result of a loss of $17.2 in connection with the sale of two turbines and also commitment cancellation costs and storage and suspension costs for unassigned equipment. The pre-tax equipment cancellation and impairment charge of $182.7 in the six months ended June 30, 2002, was primarily a result of the 35 steam and gas turbine order cancellations and the cancellation of certain other equipment based primarily on forfeited prepayments made in prior periods.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Project development expense	$11.2	$21.9	$(10.7)	(48.9)%

     Project development expense decreased as we placed certain existing development projects on hold and scaled back new development activity. Additionally, impairment write-offs of capitalized project costs decreased to $3.4 in the six months ended June 30, 2003, from $6.2 in the prior year.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
General and administrative expense	$117.5	$110.2	$7.3	6.6%

     The increase is due primarily to $8.4 of stock-based compensation expense associated with the Company’s adoption of SFAS No. 123 prospectively effective January 1, 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Interest expense	$291.8	$152.8	$139.0	91.0%

     Interest expense increased primarily due to the new plants entering commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $334.1 for the six months ended June 30, 2002, to $235.0 for the six months ended June 30, 2003. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects and suspension of capitalization of interest thereon. The remaining increase relates to an increase in average indebtedness and an increase in the amortization of terminated interest rate swaps.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Interest (income)	$(17.0)	$(21.9)	$4.9	(22.4)%

     The decrease is primarily due to lower cash balances and lower interest rates in 2003.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Minority interest expense	$7.6	$0.4	$7.2	1,800%

     The increase is primarily due to $6.7 associated with the Canadian Power Income Fund.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Other expense (income)	$48.3	$(16.3)	$64.6	(396.3)%

     The other expense in the six months ended June 30, 2003, is comprised primarily of $44.3 of foreign exchange translation losses, and $7.6 of letter of credit fees. The foreign exchange translation losses recognized into income were mainly due to a strong Canadian dollar in the six-month period. These losses were partially offset by a gain of $6.8 recorded in connection with the redemption of Senior Notes at a discount in 2003. In 2002 we recorded a $9.7 gain from the sale of our interest in the Lockport facility, $7.0 of recovery from Automated Credit Exchange for losses incurred on reclaim trading credit transactions, gains from asset sales of $9.1 million and a gain of $3.5 from the repurchase of our Zero-Coupon Convertible Debentures Due 2021 at a discount. These gains were partially offset by letter of credit fees of $6.2, foreign exchange translation losses of $2.2, and $3.6 for cost of a forfeited deposit on an asset purchase that did not close in 2002.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Benefit for income taxes	$(20.4)	$(14.8)	$(5.6)	37.8%

     The benefit for income taxes increased primarily due to the decrease in income from continuing operations in 2003 compared to 2002 and from a reduction in the estimated annual effective tax rate for continuing operations from 45% to 24%. This effective rate is due to the inclusion of significant permanent items, which are fixed in amount but have the effect of producing different overall effective rates when such items become more material to net income.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Discontinued operations, net of tax	$(10.1)	$10.9	$(21.0)	(192.7)%

     During the six months ended June 30, 2003, we decided to sell our specialty engineering unit, reflecting the soft market for data centers for the foreseeable future. The 2002 discontinued operations activity included the engineering unit, the DePere Energy Center as well as the Drakes Bay Field, British Columbia and Medicine River oil and gas assets. With the exception of the engineering unit, the sales of these assets were completed by December 31, 2002; therefore, their results are not included in the 2003 activity.

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Cumulative effect of a change in accounting principle, net of tax	$0.5	$—	$0.5	—%

     The cumulative effect of a change in accounting principle represents a gain, net of tax effect from adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.”

	Six Months Ended
	June 30,

	2003	2002	$ Change	% Change

		Restated (1)
Net loss	$(75.4)	$(7.4)	$(68.0)	918.9%

     Our growing portfolio of operating generation facilities contributed to a 23% increase in electric generation production for the six months ended June 30, 2003, compared to the same period in 2002, allowing us to achieve approximately $4.4 billion of revenue for the six months ended June 30, 2003, compared to approximately $3.1 billion for the six months ended June 30, 2002. Electric generation and marketing revenues increased 41% for the six months ended June 30, 2003, as a result of this new production and as a result of hedging and optimization activity, compared with the same period in 2002. Operating results for the six months ended June 30, 2003, reflect an increase in realized electricity prices. However, we experienced a decrease in average spark spreads per megawatt-hour compared with the same period in 2002, reflecting proportionately higher fuel expense.

     Plant operating expenses, interest expense and depreciation were higher due to the additional plants in operation. This was partially mitigated by an increase in oil and gas production margins compared to the prior period due to higher realized oil and gas pricing. Financial results for the six months ended June 30, 2003, were affected by a $52.8 gain on the termination of the tolling arrangement on the Acadia facility, foreign exchange translation losses of $44.3 and a loss in connection with the sale of two turbines of $17.2. In addition, results were affected by a $10.1 after-tax charge to discontinued operations and unscheduled outages and charges, including reserves for equipment repairs of $6.6. As a result of the above, gross profit for the six months ended June 30, 2003, decreased approximately 16%, compared to the same period in 2002.

     (1)  See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Liquidity and Capital Resources

     General — Beginning in the latter half of 2001, and continuing through 2002 and 2003 to date, there has been a significant contraction in the availability of capital for participants in the energy sector, although a more favorable climate for refinancings has been observed in 2003. This contraction has been due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a perceived near-term surplus supply of electric generating capacity. Contracting credit markets and decreased spark spreads have adversely impacted our liquidity and earnings. While we have been able to access the capital and bank credit markets, it has been on significantly different terms than in the past. We recognize that terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program for 2002 and 2003 to enable us to conserve our available capital resources. Upon completion by Calpine Construction Finance Company, L.P. of the institutional term loan and secured note offering described below, we will have refinanced all of our debt facilities of significance coming due in 2003 and the first half of 2004. The obligations coming due in the second half of 2004 and our plan for refinancing or extending them are discussed below.

     To date, we have obtained cash from our operations; borrowings under our term loan and revolving credit facilities; issuance of debt, equity, trust preferred securities and convertible debentures; proceeds from sale/ leaseback transactions, sale or partial sale of certain assets, contract monetizations and project financing. We have utilized this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities at CES, and meet our other cash and liquidity needs. Our business is capital intensive. Our ability to capitalize on growth opportunities is dependent on the availability of capital on attractive terms. The availability of such capital in today’s environment is uncertain. Our strategy is also to reinvest our cash from operations into our business development and construction program or use it to reduce debt, rather than to pay cash dividends. As discussed below, we have a liquidity-enhancing program underway to fund the completion of our current construction portfolio, for refinancing and for general corporate purposes.

     In May and June 2003 our $950 million in secured working capital revolving credit facilities matured and were extended, ultimately to July 16, 2003. At June 30, 2003, we had $453.4 million in funded borrowings under these revolving credit facilities. On July 16, 2003, the Company closed a $3.3 billion term loan and second-priority senior secured notes offering and repaid the outstanding balance on the revolving credit facilities. We also repaid the $949.6 million in funded borrowings outstanding under our $1.0 billion secured term credit facility which was to mature in May 2004. Additionally, as indicated below, we have retired nearly $1.2 billion under various senior note issuances since June 30, 2003 with proceeds of the $3.3 billion term loan and second-priority senior secured notes offering.

     In November 2003 and 2004 our $1.0 billion and $2.5 billion secured revolving construction financing facilities will mature, requiring us to refinance this indebtedness. At June 30, 2003, there was $930.1 million and $2,390.3 million outstanding, respectively, under these facilities. On August 7, 2003, our Calpine Construction Finance Company, L.P. (“CCFC I”) subsidiary had priced $750 million of institutional term loans and secured notes in a transaction expected to close on August 14, 2003. The net proceeds of this offering will, together with proceeds from the $3.3 billion term loan and second-priority senior secured notes offering, be used to repay the outstanding balance on the $1.0 billion secured revolving construction financing facility.

     We intend to refinance or extend the $2.5 billion secured revolving construction facility sometime in 2004, prior to its expiration in November 2004. Since this facility bears a very low interest rate, it is not economical to refinance it too far in advance of its expiration.

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

     The holders of our $1.2 billion 4% Convertible Senior Notes Due 2006 (“convertibles”) have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 25, 2004. We can effect such a repurchase with cash, shares of Calpine stock or a combination of the two. To date we have repurchased in the open market approximately $112 million of the outstanding principal amount with proceeds of the $3.3 billion term loan and second-priority senior secured notes offering discussed above.

     In addition, $268.7 million of our outstanding Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) are scheduled to be remarketed no later than November 1, 2004, $351.6 million of our HIGH TIDES are scheduled to be remarketed no later than February 1, 2005 and $504.0 million of our HIGH TIDES are scheduled to be remarketed no later than August 1, 2005. In the event of a failed remarketing, the relevant HIGH TIDES will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES would not have an effect on our liquidity position, it would impact our calculation of diluted earnings per share.

     We expect to have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and project financing markets, sale of certain assets and cash balances to satisfy all obligations under our other outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months.

     Cash Flow Activities The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended
	June 30,

	2003	2002

		Restated (1)

	(In thousands)
Beginning cash and cash equivalents	$579,467	$1,594,144

	Six Months Ended
	June 30,

	2003	2002

		Restated (1)

	(In thousands)
Net cash provided by (used in):
Operating activities	113,304	432,595
Investing activities	(1,297,803)	(2,551,434)
Financing activities	1,017,314	1,116,524
Effect of exchange rates changes on cash and cash equivalents	5,672	3,958

Net increase (decrease) in cash and cash equivalents	(161,513)	(998,357)

Ending cash and cash equivalents	$417,954	$595,787

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

     Operating activities for the six months ended June 30, 2003, provided net cash of $113.3 million, compared to $432.6 million for the same period in 2002. The decrease in operating cash flow between periods is primarily due to the working capital funding requirements. During the six months ended June 30, 2003, working capital used approximately $375.2 million, as compared to $86.6 million in the same period last year. The growth in short term assets such as margin deposits and accounts receivable accounted for the majority of this difference, which is the result of hedging activities, the overall growth in our revenues, and the timing of receivables collections. For example, the collection from escrow of approximately $222.3 million in 2002 for the PG&E past due pre-petition receivables that were sold to a third party in December 2001 augmented operating cash flow in 2002 when compared to 2003. Excluding the effects of working capital reflected as “Changes in operating assets and liabilities, net of effects of acquisitions,” our operating cash flow decreased by approximately $30.7 million. Although average spark spreads were lower in 2003 than in 2002, increased electrical generation resulted in higher revenues, and subsequently, higher receivables balances. Similarly, natural gas price increases benefited our oil and gas operating results on similar production. Additionally, in 2003, we received $105.5 million from the restructuring of our interest in our Acadia joint venture. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion.

     Investing activities for the six months ended June 30, 2003, consumed net cash of $1,297.8 million, as compared to $2,551.4 million in the same period of 2002. In both periods, capital expenditures represent the majority of investing cash outflows. The decrease between periods is due to the completion of construction on several facilities during 2002, and due to our revised capital expenditure program, which reduces capital investments.

     Financing activities for the six months ended June 30, 2003, provided $1,017.3 million, compared to $1,116.5 million in the prior year. Current year cash inflows are primarily the result of several financing transactions, including $802.2 million from the Power Contract Financing, L.L.C. (“PCF”) financing transaction, $126.5 million from secondary trust unit offerings from our Canadian Income Trust, $82.8 million from the monetization of one of our power sales agreements, $82.0 million from the sale of a preferred interest in the cash flows of our King City facility and additional borrowings under our revolvers. This was partially offset by financing costs and $175.4 million in debt repayments and repurchases. We expect that the significant financing transactions will allow us to continue to retire short term debt and will also enable us to make further repurchases of other long term securities. In the same period of 2002, financing inflows were comprised of $751.2 million from the issuance of common stock, and $1,457.7 million in debt financing, partially offset by the use of $873.2 million used to repay our Zero Coupon Convertible Debentures Due 2021, in addition to other repayments of project financing.

     Counterparties — As of June 30, 2003, we had collection exposures after established reserves from certain of our counterparties as follows: approximately $9.0 million with NRG Power Marketing, Inc. (“NRG”); approximately $9.7 million with Aquila Merchant Services, Inc. and Aquila; approximately $22.2 million with Williams and approximately $0.9 million with Mirant. While we cannot predict the likelihood of default by our customers, we are continuing to closely monitor our positions and will adjust the values of the reserves as conditions dictate. See Note 10 of the Notes to Consolidated Condensed Financial Statements for more information.

     Enron Corporation, and a number of its subsidiaries and affiliates (including Enron North America (“ENA”) and Enron Power Marketing (“EPM”) (collectively “Enron Bankrupt Entities”) filed for Chapter 11 bankruptcy protection on December 2, 2001. At the time of the filing, CES was a party to various open energy derivatives, swaps, and forward power and gas transactions stemming from agreements with ENA and EPM. On November 14, 2001, CES, ENA, and EPM entered into a Master Netting Agreement, which granted the parties a contractual right to setoff amounts owed between them pursuant to the above agreements. The above agreements were terminated by CES on December 10, 2001. The Master Netting Agreement however remained in place. In October 2002 Calpine and various affiliates filed proofs of claim against the Enron Bankrupt Entities.

     Final settlement of this matter has been reached with Enron and was approved by the bankruptcy court on August 7, 2003, subject to a 10-day appeal period, which expires on August 18, 2003. We will provide information on the terms of the settlement at that time and we do not expect any adverse consequences to our financial results or operations as a result of settling this matter.

     We have a $160.6 million note receivable from Pacific Gas and Electric Company (“PG&E”) and are receiving our monthly note repayments of approximately $1.7 million as scheduled per the contract, as well as current payments on our trade receivables. See Note 10 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K for more information on our contract activity with PG&E.

     Letter of Credit Facilities — At June 30, 2003 and December 31, 2002, we had approximately $548.7 million and $685.6 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management, and other operational and construction activities. Of the total letters of credit outstanding, $436.5 million and $573.9 million, respectively, were issued under the corporate revolving credit facilities at June 30, 2003 and December 31, 2002.

     CES Margin Deposits and Other Credit Support — As of June 30, 2003 and December 31, 2002, CES had deposited net amounts of $171.7 million and $25.2 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $18.6 million and $106.1 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement as well as risk management activities it conducts on the Company’s behalf. The amount of credit support required to support CES’s operations is a function primarily of the changes in fair value of commodity contracts that CES has entered into and our credit rating.

     Contractual Obligations — Our contractual obligations as of June 30, 2003, are as follows (in thousands):

	July
	Through
	December
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Notes payable and borrowings under lines of credit and term loan (1)	$8,343	$138,517	$175,011	$179,505	$134,291	$257,998	$893,665
Notes payable and borrowings under lines of credit and term loan (2)	453,402	949,565	—	—	—	—	1,402,967
Capital lease obligation (1)	2,938	3,687	4,406	5,468	5,980	177,859	200,338
Construction/project financing (1)	1,305,628	2,413,970	19,192	22,202	34,152	657,184	4,452,328
Convertible Senior Notes Due 2006 (2)	—	—	—	1,200,000	—	—	1,200,000
Senior Notes (2)	—	—	249,531	421,646	421,920	5,827,117	6,920,214
Total operating lease	141,466	226,914	209,909	196,069	193,491	1,927,825	2,895,674
Turbine commitments	83,573	158,673	19,597	—	—	—	261,843
HIGH TIDES	—	—	—	—	—	1,153,500	1,153,500

Total	$1,995,350	$3,891,326	$677,646	$2,024,890	$789,834	$10,001,483	$19,380,529

(1)	Structured as an obligation(s) of certain subsidiaries of Calpine Corporation without recourse to Calpine Corporation. However, default on these instruments could potentially trigger cross-default provisions in the Company’s recourse financings.

(2)	An obligation of or with recourse to Calpine Corporation.

     As of June 30, 2003, $930.1 outstanding under our $1.0 billion construction revolving credit facility, $453.4 outstanding under our working capital revolving credit facility and $949.6 million outstanding under our term facility were classified as long-term debt in the consolidated condensed balance sheet as we have since replaced (or will imminently replace) the debt with other long-term debt instruments, as disclosed in Note 15 of the Notes to Consolidated Condensed Financial Statements. Comparable reclassifications were made to the accompanying consolidated condensed balance sheet as of December 31, 2002. The above table reflects the maturity dates of the debt instruments prior to refinancing.

     In June 2003 we repurchased Pound Sterling 14.0 million (US$23.3 million) in aggregate outstanding principal amount of our 8 7/8% Senior Notes Due 2011 at a redemption price of Pound Sterling 9.7 million (US$16.1 million) plus accrued interest to the redemption date. We recorded a pre-tax gain on these transactions in the amount of $6.8 million.

     The table below sets forth our contractual obligations, giving effect to the refinancing transactions and debt repurchases subsequent to June 30, 2003, as described above:

	July
	Through
	December
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Notes payable and borrowings under lines of credit and term loan (1)	$8,343	$138,517	$175,011	$179,505	$134,291	$257,998	$893,665
Notes payable and borrowings under lines of credit and term loan (2)	2,375	9,500	9,500	9,500	919,125	—	950,000
Capital lease obligation (1)	2,938	3,687	4,406	5,468	5,980	177,859	200,338
Construction/project financing (1)	325,518	2,417,820	23,042	26,052	38,002	1,391,784	4,222,218
Convertible Senior Notes Due 2006 (2)	—	—	—	1,087,996	—	—	1,087,996
Senior Notes (2)	—	—	224,484	381,134	373,032	4,866,017	5,844,667
Second Secured Senior Notes (2)	—	—	—	—	500,000	2,050,000	2,550,000
Total operating lease	141,466	226,914	209,909	196,069	193,491	1,927,825	2,895,674
Turbine commitments	83,573	158,673	19,597	—	—	—	261,843
HIGH TIDES	—	—	—	—	—	1,153,500	1,153,500

Total	$564,213	$2,955,111	$665,949	$1,885,724	$2,163,921	$11,824,983	$20,059,901

(1)	Structured as an obligation(s) of certain subsidiaries of Calpine Corporation without recourse to Calpine Corporation. However, default on these instruments could potentially trigger cross-default provisions in our recourse financings.

(2)	An obligation of or with recourse to Calpine Corporation.

     Debt securities that we repurchased subsequent to June 30, 2003, were approximately $1,185.7 million in aggregate outstanding principal amount at a redemption price of approximately $987.5 million plus accrued interest to the redemption dates. We expect to record a pre-tax gain on these transactions in the amount of $184.0 million in the third quarter of 2003. For a summary of our debt securities repurchased through August 8, 2003, see Note 15 of the Notes to Consolidated Condensed Financial Statements.

     Our senior notes indentures and our credit facilities contain financial and other restrictive covenants with which we are required to comply. Any failure to comply could give holders of debt under the relevant instrument the right to accelerate the maturity of all debt outstanding thereunder if the default was not cured or waived. In addition, holders of debt under other instruments typically would have cross-acceleration provisions, which would permit them also to elect to accelerate the maturity of their debt if another debt instrument was accelerated upon the occurrence of such an uncured event of default.

     In July 2003 we completed a restructuring of our agreements for 20 gas and 2 steam turbines. The new agreement provides for later payment dates, which are in line with our construction program. The table above sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery year for the remaining 10 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 92 gas and steam turbines. The table above does not include payments that would result if we were to release for manufacturing any of these remaining 92 turbines.

     On July 10, 2003, we renegotiated our financing agreement with Siemens Westinghouse Power Corporation to extend the monthly payment due dates through January 28, 2005. At June 30, 2003, there was $214.8 million in borrowings outstanding under this agreement. We repaid $35.6 million of the outstanding balance in July 2003.

     One of our wholly-owned subsidiaries, South Point Energy Center, LLC, leases the 530-MW South Point power facility located in Arizona, pursuant to certain facility lease agreements. We have recently become aware that a technical default has occurred under such facility lease agreements as a result of an inadvertent pledge of the ownership interests in such subsidiary granted pursuant to certain separate loan facilities entered into by us. We are currently working with the lenders of such loan facilities to release the inadvertent pledge. The South Point facility lease was entered into as part of a larger transaction, which also involved the lease by two of our other subsidiaries of the following two power facilities: the 850-MW Broad River power facility located in South Carolina, and the 520-MW RockGen power facility located in Wisconsin. As all three lease transactions were part of the same overall transaction, the facility lease agreements for Broad River and RockGen contain cross-default provisions to the South Point facility lease agreements and, therefore, a technical default also exists under the Broad River and RockGen facility lease agreements. However, upon the anticipated release of the inadvertent South Point pledge, the default under the Broad River and RockGen facility lease agreements will also be cured. We believe that this release will occur and the default will be cured and, therefore, will not have a material adverse effect on us.

     One of our unconsolidated equity method investees, Androscoggin Energy LLC (“AELLC”), which owns the 160-megawatt Androscoggin Energy Center located in Maine, in which we own a 32.3% interest, has construction debt with $63 million outstanding as of June 30, 2003, that is non-recourse to Calpine Corporation (the “AELLC Non-Recourse Financing”). On June 30, 2003, our investment balance was $10.8 million and our notes receivable balance due from AELLC was $7.4 million. On August 8, 2003, AELLC received a letter from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication has declined to extend the dates for the conversion of the construction loan by a certain date. AELLC is currently discussing with the banks a forbearance arrangement until an agreement is reached concerning the extension, conversion or repayment of the debt; however, the outcome is uncertain at this point. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which is disclosed in Note 12 in the

Notes to Consolidated Condensed Financial Statements. IP’s complaint has been a complicating factor in converting the construction debt to long term financing.

     Another of our unconsolidated equity method investees, Merchant Energy Partners Pleasant Hill, LLC (“Aries”), which owns the 591-MW Aries Power Project located in Pleasant Hill, Missouri, in which we own a 50% interest, has $195 million of debt as of June 30, 2003, that was due on June 26, 2003. Due to the default, the partners were required to contribute their proportionate share of $75 million in additional equity. During the quarter, we drew down $37.5 million under our working capital revolver to fund our equity contribution. The management of Aries is in negotiation with the lenders to extend the debt while it continues to negotiate a term loan for the project. The project is technically in default of its debt agreement until the extension is signed. We believe that the project will be able to obtain long-term project financing at commercially reasonable terms. As a result of this event, we have reviewed our $56.5 million investment in the Aries project and believe that the investment is not impaired.

Capital Spending — Development and Construction

     Construction and development costs consisted of the following at June 30, 2003 (dollars in thousands):

			Equipment	Project
	# of		Included in	Development	Equipment for
	Projects	CIP	CIP	Costs	Future Use

Projects in active construction	13	$3,888,748	$1,470,038	$—	$—
Projects in advanced development	11	732,498	646,380	112,940	—
Projects in suspended development	6	598,014	326,577	12,767	—
Projects in early development	3	3,800	—	8,158	—
Other capital projects	NA	103,212	—	—	—
Unassigned turbines	NA	—	—	—	133,447

Total construction and development costs		$5,326,272	$2,442,995	$133,865	$133,447

     Projects in Active Construction — The 13 projects in active construction are estimated to come on line from November 2003 to June 2005. These projects will bring on line approximately 6,485 and 7,558 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. The estimated cost to complete these projects, net of expected project financing proceeds, is approximately $1.1 billion. We plan to spend $0.5 billion, $0.5 billion and $0.1 billion in 2003, 2004 and 2005, respectively.

     Projects in Advanced Development — There are 11 projects in advanced development. Of the total amount capitalized approximately $646.4 million relates to equipment, primarily turbine progress payments. These projects will bring on line approximately 6,011 and 7,209 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on one project for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete these projects is approximately $3.6 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects — Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project’s fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. These projects would bring on line approximately 2,938 and 3,418 MW of base load and base load with peaking capacity, respectively. The estimated cost to complete these projects is approximately $1.5 billion. Of the amount capitalized approximately $326.6 million relates to equipment cost, primarily turbine progress payments.

     Projects in Early Development — Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then, all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects — Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.

     Unassigned Equipment — As of June 30, 2003, we had made progress payments on 7 turbines, 14 heat recovery steam generators, and other equipment with an aggregate carrying value of $110.4 million classified on the balance sheet as other assets, that are not assigned to specific development and construction projects and which we are holding for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized. We have $23.1 million, net of impairment in other current assets relating to turbines that we consider held for sale. SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” (“SFAS No. 144”) requires long-lived assets classified as held for sale to be written down to their fair market value, less disposal costs. During the quarter ended June 30, 2003, we recorded an impairment of $17.2 million on the turbines classified as held for sale. We review our other unassigned the equipment for potential impairment based on probability-weighted alternatives of utilizing it for future projects versus selling it. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired. However, during the second quarter of 2003, we recorded approximately $17.2 million in losses in connection with the sale of two turbines, and we may incur further losses should we decide to sell more equipment in the future.

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

     Capital Availability and Liquidity-Enhancing Program — Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we were able in the first half of 2002 and again in the first half of 2003 to access the capital and bank credit markets, in this new environment, it was on significantly different terms than in the past. In particular, our senior working capital facility as well as our debt issuances have been secured by certain of our assets and equity interests. The terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

     The company has completed or announced more than $1.6 billion of liquidity-enhancing transactions since the beginning of the year. Over the past few months Calpine has:

•	Sold a preferred interest in a subsidiary that leases and operates the 115-megawatt King City Power Plant to GE Structured Finance for $82 million. The preferred interest holder will receive approximately 60% of future cash flow distributions based on current projection.

•	Monetized one of its long-term power sales contracts with the California Department of Water Resources through an $802 million senior secured notes offering by Power Contract Financing, L.L.C. (“PCF”), a Calpine stand-alone subsidiary. As part of the PCF financing transaction, PCF issued two tranches of Senior Secured Notes totaling $802.2 million in aggregate. The two tranches of Senior Secured Notes have been rated Baa2 by Moody’s Investors Service, Inc. and BBB (with a negative outlook) by S&P.

•	Received $105.5 million for a contract monetization and a restructuring of its 50-percent interest in a partnership that owns and operates the 1,160-megawatt Acadia Power Project in Louisiana.

•	Completed an $82.8 million monetization of its 100-megawatt power sales agreement with the Bonneville Power Administration.

•	Announced plans for its stand-alone subsidiary Gilroy Energy Center, LLC (GEC) to sell approximately $270 million of senior secured notes, net proceeds of which will be used to reimburse costs incurred in connection with Calpine’s 11 northern California peaking units. Calpine also announced negotiations for a $74 million third-party equity investment in GEC.

•	Agreed to sell its unconsolidated, 50-percent interest in the 240-megawatt Gordonsville Power Plant. As a result of the transaction, Calpine will receive a $31.5 million cash payment, which includes a $5.5 million payment from the project for return of a debt service reserve.

•	Announced that our CCFC I subsidiary had priced $750 million of institutional term loans and secured notes under a transaction expected to close on August 14, 2003. The offering includes $385 million of First Priority Secured Institutional Term Loans Due 2009 offered at 99% of par and priced at LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points and $365 million of Second Priority Senior Secured Floating Rate Notes Due 2011 offered at 98.01% of par and priced at LIBOR plus 850 basis points, with a LIBOR floor of 125 basis points. In anticipation of the financing, S&P assigned a B corporate credit rating to CCFC I. S&P also assigned a B+ rating (with a negative outlook) to the First Priority Secured Institutional Term Loans Due 2009 and a B– rating (with a negative outlook) to the Second Priority Secured Floating Rate Notes Due 2011.

     The company continues to make progress on the remaining liquidity transactions, including additional asset sales, the construction financing for the Riverside and Rocky Mountain projects and the receipt of the balance due from warrants issued as part of the Calpine Power Income Fund secondary offering. All of these transactions are scheduled to be completed during the second half of 2003.

     Credit Considerations — On June 2, 2003, Standard & Poor’s (“S&P”) downgraded our corporate credit rating to B from BB. The ratings on our senior unsecured debt, convertible preferred securities, secured corporate revolver and secured term loan were also lowered. The S&P downgrade does not trigger any defaults under our credit agreements, and we continue to conduct our business with our usual creditworthy counterparties.

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

•	Average availability and average baseload capacity factor or operating rate. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor, sometimes called operating rate, is calculated by dividing (a) total baseload megawatt hours generated by our power plants (excluding pure peaker facilities (“peakers”)) by the product of multiplying (b) the weighted average baseload megawatts in operation during the period by (c) the total hours in the period. The baseload capacity factor is thus a measure of total actual baseload generation as a percent of total potential baseload generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements. Peakers are designed to operate infrequently, generally only during periods of high demand, and so are excluded from the calculation of baseload capacity factor.

•	Average heat rate for gas-fired fleet of power plants expressed in British Thermal Units (“Btu”) of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

•	Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased electricity for hedging, balancing, and optimization activity, by (b) total generated MWh in the period.

•	Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of intercompany “equity” gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

•	Average spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period. We also calculate average spark spread per MWh as adjusted for the margin on equity gas production. We calculate the margin on equity gas production by adding (a) oil and gas sales plus (b) the value of equity gas eliminated from fuel expense in consolidation and subtracting from this sum both (c) oil and gas production expense and (d) the depreciation, depletion and amortization expense attributable to oil and gas production. This amount is divided by (e) total generated MWh in the period and the resultant value per MWh is added to average spark spread. Because of our strategy of partially hedging our fuel expense exposure for electric generation with our equity gas production, we believe that this equity-gas-adjusted spark spread value is the more meaningful measure of spark spread in evaluating our performance.

     The table below presents, side-by-side, both our GAAP and non-GAAP netted revenue, costs of revenue and gross profit showing the purchases and sales of electricity and gas for hedging, balancing and optimization activity on a net basis. It also shows the other performance metrics discussed above.

			Non-GAAP Netted
	GAAP Presentation		Presentation
	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)
	(In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue (3)	$1,072,636	$707,312	$1,078,722	$874,590
Sales of purchased power for hedging and optimization (3)	744,805	718,157	—	—

Total electric generation and marketing revenue	1,817,441	1,425,469	1,078,722	874,590
Oil and gas production and marketing revenue
Oil and gas production sales	29,490	16,128	29,490	16,128
Sales of purchased gas for hedging and optimization (3)	328,478	309,352	—	—

Total oil and gas production and marketing revenue	357,968	325,480	29,490	16,128
Trading revenue, net
Realized net revenue on power and gas trading, net	9,060	2,202	9,060	2,202
Unrealized mark-to-market gain (loss) on power and gas transactions, net	(7,221)	1,974	(7,221)	1,974

Total trading revenue, net	1,839	4,176	1,839	4,176
Other revenue	8,808	3,247	8,808	3,247

Total revenue	2,186,056	1,758,372	1,118,859	898,141

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	164,448	118,415	164,448	118,415
Royalty expense	6,461	4,194	6,461	4,194
Purchased power expense (2)	738,719	550,879	—	—

Total electric generation and marketing expense	909,628	673,488	170,909	122,609
Oil and gas production and marketing expense
Oil and gas production expense	29,082	22,788	29,082	22,788
Purchased gas expense (2)	331,122	331,392	—	—

Total oil and gas production and marketing expense	360,204	354,180	29,082	22,788
Total fuel expense	555,368	350,298	558,012	372,338
Depreciation, depletion and amortization expense	140,187	103,674	140,187	103,674
Operating lease expense	28,168	28,239	28,168	28,239
Other expense	6,870	1,146	6,870	1,146

Total cost of revenue	2,000,425	1,511,025	933,228	650,794
Gross profit	$185,631	$247,347	$185,631	$247,347

Gross profit margin	8%	14%	17%	28%

	GAAP Presentation		Presentation
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)
	(In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue (3)	$2,194,674	$1,329,712	$2,202,095	$1,587,806
Sales of purchased power for hedging and optimization (3)	1,426,089	1,238,208	—	—

Total electric generation and marketing revenue	3,620,763	2,567,920	2,202,095	1,587,806
Oil and gas production and marketing revenue
Oil and gas production sales	55,479	69,204	55,479	69,204
Sales of purchased gas for hedging and optimization (3)	655,946	432,756	—	—

Total oil and gas production and marketing revenue	711,425	501,960	55,479	69,204
Trading revenue, net
Realized net revenue on power and gas trading, net	30,274	8,431	30,274	8,431

	GAAP Presentation		Presentation
	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)
	(In thousands)
Unrealized mark-to-market gain (loss) on power and gas transactions, net	(7,992)	4,791	(7,992)	4,791

Total trading revenue, net	22,282	13,222	22,282	13,222
Other revenue	16,100	5,978	16,100	5,978

Total revenue	4,370,570	3,089,080	2,295,956	1,676,210

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	329,428	234,889	329,428	234,889
Royalty expense	11,818	8,349	11,818	8,349
Purchased power expense (3)	1,418,668	980,114	—	—

Total electric generation and marketing expense	1,759,914	1,223,352	341,246	243,238
Oil and gas production and marketing expense
Oil and gas production expense	54,773	44,427	54,773	44,427
Purchased gas expense (3)	648,070	452,753	—	—

Total oil and gas production and marketing expense	702,843	497,180	54,773	44,427
Total fuel expense	1,205,604	682,832	1,197,728	702,829
Depreciation, depletion and amortization expense	274,897	198,643	274,897	198,643
Operating lease expense	55,860	56,380	55,860	56,380
Other expense	12,121	3,098	12,121	3,098

Total cost of revenue	4,011,239	2,661,485	1,936,625	1,248,615
Gross profit	$359,331	$427,595	$359,331	$427,595

Gross profit margin	8%	14%	16%	26%

	Non-GAAP Netted		Non-GAAP Netted
	Presentation		Presentation
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Other Non-GAAP Performance Metrics
Average availability and baseload capacity factor:
Average availability	87%	93%	87%	91%
Average baseload capacity factor:
Average total MW in operation	19,455	12,557	19,019	11,877
Less: Average MW of pure peakers	2,685	1,760	2,453	1,679
Average baseload MW in operation	16,770	10,797	16,566	10,198
Hours in the period	2,184	2,184	4,344	4,344
Potential baseload generation	36,626	23,581	71,963	44,300
Actual total generation	17,909	15,682	37,331	30,391
Less: Actual pure peakers’ generation	140	217	311	283
Actual baseload generation	17,769	15,465	37,020	30,108
Average baseload capacity factor	49%	66%	51%	68%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/kWh):
Not steam adjusted	7,997	8,158	7,975	8,165
Steam adjusted	7,232	7,455	7,230	7,416
Average all-in realized electric price:
Adjusted electricity and steam revenue (in thousands)	$1,078,722	$874,590	$2,202,095	$1,587,806
MWh generated (in thousands)	17,909	15,682	37,331	30,391
Average all-in realized electric price per MWh	$60.23	$55.77	$58.99	$52.25
Average cost of natural gas:
Cost of oil and natural gas burned by power plants (in thousands)	$558,012	$372,338	$1,197,728	$702,829
Fuel cost elimination	96,461	52,313	206,795	69,954

Adjusted fuel expense	$654,473	$424,651	$1,404,523	$772,783
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	125,209	112,153	250,534	218,617

	Non-GAAP Netted		Non-GAAP Netted
	Presentation		Presentation
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Average cost of natural gas per MMBtu	$5.23	$3.79	$5.61	$3.53
MWh generated (in thousands)	17,909	15,682	37,331	30,391
Average cost of oil and natural gas burned by power plants per MWh	$36.54	$27.08	$37.62	$25.43
Equity gas contribution margin:
Oil and gas production sales	29,490	16,128	55,479	69,204
Add: Fuel cost eliminated in consolidation	96,461	52,313	206,795	69,954

Subtotal	125,951	68,441	262,274	139,158
Less: Oil and gas production expense	29,082	22,788	54,773	44,427
Less: Depletion, depreciation and amortization	38,769	37,292	78,095	72,928

Equity gas contribution margin	58,100	8,361	129,406	21,803
MWh generated (in thousands)	17,909	15,682	37,331	30,391
Equity gas contribution margin per MWh	3.24	0.53	3.47	0.72
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$1,078,722	$874,590	$2,202,095	$1,587,806
Less: Adjusted fuel expense (in thousands)	$654,473	$424,651	$1,404,523	$772,783

Spark spread (in thousands)	$424,249	$449,939	$797,572	$815,023
MWh generated (in thousands)	17,909	15,682	37,331	30,391
Average spark spread per MWh	$23.69	$28.69	$21.36	$26.82
Add: Equity gas contribution	58,100	8,361	129,406	21,803
Spark spread with equity gas benefits (in thousands)	482,349	458,300	926,978	836,826
Average spark spread with equity gas benefits per MWh	26.93	29.22	24.83	27.54

     The non-GAAP presentation above also facilitates a look at the total “trading” activity impact on gross profit. For the three and six months ended June 30, 2003 and 2002, trading revenue, net consisted of (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		Restated (1)		Restated (1)
ELECTRICITY
Realized gain (loss) Realized revenue on power trading transactions, net	$9,826	$819	$24,662	$976
Unrealized Unrealized mark-to-market gain (loss) on power transactions, net	(12,844)	5,889	(17,751)	10,056

Total	$(3,018)	$6,708	$6,911	$11,032

GAS
Realized gain (loss) Realized revenue on gas trading transactions, net	$(766)	$1,383	$5,612	$7,455
Unrealized Unrealized mark-to-market gain (loss) on gas transactions, net	5,623	(3,915)	9,759	(5,265)

Total	$4,857	$(2,532)	$15,371	$2,190

	Three Months		Three Months
	Ended		Ended

	June 30,	Percent of	June 30,	Percent of
	2003	Gross Profit	2002	Gross Profit

			Restated (1)

Total trading activity gain (loss)	$1,839	1%	$4,176	2%
Realized gain	$9,060	5%	$2,202	1%
Unrealized (mark-to-market) gains (loss)(2)	$(7,221)	(4)%	$1,974	1%

	Six Months		Six Months
	Ended		Ended

	June 30,	Percent of	June 30,	Percent of
	2003	Gross Profit	2002	Gross Profit

			Restated (1)

Total trading activity gain (loss)	$22,282	6%	$13,222	3%
Realized gain	$30,274	8%	$8,431	2%
Unrealized (mark-to-market) gains (loss)(2)	$(7,992)	(2)%	$4,791	1%

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

(2)	For the three and six months ended June 30, 2003 and 2002, the mark-to-market gains shown above as “trading” activity include hedge ineffectiveness as discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements.

(3)	Following is a reconciliation of GAAP to non-GAAP presentation further to the narrative set forth under this Performance Metrics section: ($ in thousands)

		To Net
		Hedging,
		Balancing &	Netted
	GAAP	Optimization	Non-GAAP
	Balance	Activity	Balance

Three months ended June 30, 2003
Electricity and steam revenue	$1,072,636	$6,086	$1,078,722
Sales of purchased power	744,805	(744,805)	—
Sales of purchased gas	328,478	(328,478)	—
Purchased power expense	738,719	(738,719)	—
Purchased gas expense	331,122	(331,122)	—
Fuel expense	555,368	2,644	558,012
Three months ended June 30, 2002, Restated (1)
Electricity and steam revenue	$707,312	$167,278	$874,590
Sales of purchased power	718,157	(718,157)	—
Sales of purchased gas	309,352	(309,352)	—
Purchased power expense	550,879	(550,879)	—
Purchased gas expense	331,392	(331,392)	—
Fuel expense	350,298	22,040	372,338

		To Net
		Hedging,
		Balancing &	Netted
	GAAP	Optimization	Non-GAAP
	Balance	Activity	Balance

Six months ended June 30, 2003
Electricity and steam revenue	$2,194,674	$7,421	$2,202,095
Sales of purchased power	1,426,089	(1,426,089)	—
Sales of purchased gas	655,946	(655,946)	—
Purchased power expense	1,418,668	(1,418,668)	—
Purchased gas expense	648,070	(648,070)	—
Fuel expense	1,205,604	(7,876)	1,197,728
Six months ended June 30, 2002, Restated (1)
Electricity and steam revenue	$1,329,712	$258,094	$1,587,806
Sales of purchased power	1,238,208	(1,238,208)	—
Sales of purchased gas	432,756	(432,756)	—
Purchased power expense	980,114	(980,114)	—
Purchased gas expense	452,753	(452,753)	—
Fuel expense	682,832	19,997	702,829

(1)	See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Overview

Summary of Key Activities

     Power Plant Development and Construction:

Date	Project	Description

4/03	Blue Spruce Energy Center	Commercial Operation
4/03	Calgary Energy Centre	Commercial Operation
5/03	Riverview Energy Center	Commercial Operation
6/03	Carville Energy Center	Commercial Operation
6/03	Santa Rosa Energy Center	Commercial Operation
6/03	Oneta Energy Center, Phase II	Commercial Operation
6/03	Deer Park Energy Center, Phases I and IA	Commercial Operation
6/03	Decatur Energy Center, Phase II	Commercial Operation
6/03	Morgan Energy Center, Units 2 and 3	Commercial Operation
6/03	Zion Energy Center Expansion, Unit 3	Commercial Operation

Finance

Date	Amount	Description

6/03	$802 million
Power Contract Financing, L.L.C., a wholly owned stand-alone subsidiary of CES, completed an offering of approximately $340 million of 5.2% Senior Secured Notes Due 2006 and approximately $462 million of 6.256% Senior Secured Notes Due 2010 in a private placement under Rule 144A.

6/03	Pound Sterling 14.0 million (US$23.3 million)
We repurchased Pound Sterling 14.0 million (US$23.3 million) in aggregate outstanding principal amount of our 8 7/8% Senior Notes Due 2011 at a redemption price of Pound Sterling 9.7 million (US$16.1 million) plus accrued interest to the redemption date. We recorded a pre-tax gain on these transactions in the amount of $6.8 million.

     Other:

Date	Description

April 29,2003
Completed the sale for $82.0 million to GE Structured Finance of a preferred interest, which approximates 60% based on projected cash flow distributions, in a subsidiary that leases and operates the 115-megawatt King City Power Plant.

May 12, 2003
Completed the contract monetization and a restructuring of our interest in Acadia, a 50/50 joint venture between us and Cleco. See Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding this monetization.

May 15, 2003	Our wholly owned subsidiary, Calpine Northbrook Energy Marketing, LLC, completed the $82.8 million monetization of an existing power sales agreement with the Bonneville Power Administration.
June 2, 2003	Standard & Poor’s downgraded our corporate credit rating to B from BB.

California Power Market — See Note 14 of the Notes to Consolidated Condensed Financial Statements regarding the California Power Market.

Financial Market Risks

     Because we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

     The change in fair value of outstanding commodity derivative instruments from January 1, 2003 through June 30, 2003, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2003	$150,627
Gains recognized or otherwise settled during the period (1)	(85,890)
Changes in fair value attributable to changes in valuation techniques and assumptions	—
Changes in fair value attributable to new contracts	3,351
Changes in fair value attributable to price movements	105,852
Terminated derivatives (2)	(55,120)
Other changes in fair value	482

Fair value of contracts outstanding at June 30, 2003 (3)	$119,302

(1)	Recognized gains from commodity cash flow hedges of $55.6 million (represents realized value of cash flow hedge activity of $(23.4) million as disclosed in Note 8 of the Notes to Consolidated Condensed Financial Statements, net of terminated derivatives of $(79.0) million) and $30.3 million realized gain on trading activity is reported in the Statement of Operations under trading revenue, net.

(2)	Includes the value of derivatives terminated or settled before their scheduled maturity and the value of commodity financial instruments that ceased to qualify as derivative instruments.

(3)	Net commodity derivative assets reported in Note 8 of the Notes to Consolidated Condensed Financial Statements

     The fair value of outstanding derivative commodity instruments at June 30, 2003, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2003	2004-2005	2006-2007	After 2007	Total

Prices actively quoted	$131,974	$52,853	$—	$—	$184,827
Prices provided by other external sources	(33,745)	1,679	14,765	—	(17,301)
Prices based on models and other valuation methods	—	(7,094)	7,441	(48,571)	(48,224)

Total fair value	$98,229	$47,438	$22,206	$(48,571)	$119,302

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at June 30, 2003, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality
(based on June 30, 2003, ratings)	2003	2004-2005	2006-2007	After 2007	Total

Investment grade	$63,578	$7,088	$16,334	$(56,974)	$30,026
Non-investment grade	41,907	45,010	6,512	8,403	101,832
No external ratings	(7,256)	(4,660)	(640)	—	(12,556)

Total fair value	$98,229	$47,438	$22,206	$(48,571)	$119,302

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10%
		Adverse
	Fair Value	Price Change

At June 30, 2003:
Crude oil	$(1,649)	$(2,077)
Electricity	(85,872)	(205,245)
Natural gas	206,823	93,892

Total	$119,302	$(113,430)

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 20% from December 31, 2002, to June 30, 2003, and the total volume of open power derivative positions increased 21% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income (“OCI”), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of June 30, 2003, the majority of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the six months ended June 30, 2003, have reflected this. See Notes 8 and 9 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI.

     Collateral Debt Securities — The King City operating lease commitment is supported by collateral debt securities that mature serially in amounts equal to a portion of the semi-annual lease payment. We have the ability and intent to hold these securities to maturity, and as a result, we do not expect a sudden change in market interest rates to have a material affect on the value of the securities at the maturity date. The securities are recorded at an amortized cost of $82.4 million at June 30, 2003. The following tables present our different classes of collateral debt securities by face value expected maturity date and also by fair market value as of June 30, 2003, (dollars in thousands):

	Weighted
	Average
	Interest Rate	2003	2004	2005	2006	2007	Thereafter	Total

Corporate Debt Securities	7.3%	$—	$6,050	$7,825	$—	$—	$—	$13,875
U.S. Treasury Notes	6.5%	—	—	1,975	—	—	—	1,975
U.S. Treasury Securities (non- interest bearing)	—	2,065	—	—	9,700	9,100	96,150	117,015

Total		$2,065	$6,050	$9,800	$9,700	$9,100	$96,150	$132,865

Fair Market Value

Corporate Debt Securities	$14,806
U.S. Treasury Notes	2,189
U.S. Treasury Securities (non-interest bearing)	86,251

Total	$103,246

     Interest Rate Swaps and Cross Currency Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of June 30, 2003, (dollars in thousands):

	Weighted Average	Weighted Average
	Notional	Interest Rate
Maturity Date	Principal Amount	(Pay)	Interest Rate (Receive)	Fair Market Value

2008	$106,294	4.2%	(1)	$(7,026)
2011	45,338	6.9%	3-month US$ LIBOR	(8,037)
2012	113,526	6.5%	3-month US$ LIBOR	(21,359)
2014	63,451	6.7%	3-month US$ LIBOR	(10,870)

Total	$328,609	5.9%		$(47,292)

(1)	1-month US$ LIBOR until July 2003. 3-month US$ LIBOR thereafter.

     Debt financing — Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. Certain debt instruments may affect us adversely because of changes in market conditions. We have used two primary forms of debt which are subject to market risk: (1) Variable rate construction/project financing; (2) Other variable-rate instruments. Significant LIBOR increases could have a negative impact on our future interest expense. Our variable-rate construction/project financing is primarily through two separate credit agreements, Calpine Construction Finance Company L.P. and Calpine Construction Finance Company II, LLC. Borrowings under these credit agreements are used exclusively to fund the construction of our power plants. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to different LIBOR rates.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of June 30, 2003 (dollars in thousands):

	Outstanding	Weighted Average	Fair Market
	Balance	Interest Rate	Value

Variable-rate construction/project financing and other variable-rate instruments:
Short-term
Siemens Westinghouse Power Corporation	$214,781	6-month US$LIBOR	$214,781

Total short-term	$214,781		$214,781

Long-term
Blue Spruce Energy Center Project financing	$97,715	1-month US$ LIBOR	$97,715
Calpine Construction Finance Company L.P. (“CCFC I”)	930,110	1-month US$ LIBOR	930,110
Corporate revolving line of credit	453,402	1-month US$ LIBOR	453,402
Term loan due	949,565	3-month US$ LIBOR	949,565
Calpine Construction Finance Company II, LLC (“CCFC II”)	2,390,270	1-month US$ LIBOR	2,390,270

Total long-term	$4,821,062		$4,821,062

Total variable-rate construction/project financing and other variable-rate instruments	$5,035,843		$5,035,843

     Construction/project financing facilities — In November 2003 and November 2004, respectively, our $1.0 billion and $2.5 billion, secured construction financing revolving facilities will mature, requiring us to refinance or extend this indebtedness. On August 7, 2003, our wholly owned subsidiary, Calpine Construction Finance Company, L.P. (“CCFC I”), priced its $750 million institutional term loans and secured notes offering. The offering includes $385 million of First Priority Secured Institutional Term Loans Due 2009 offered at 99% of par and priced at LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points and $365 million of Second Priority Senior Secured Floating Rate Notes Due 2011 offered at 98.01% of par and priced at LIBOR plus 850 basis points, with a LIBOR floor of 125 basis points. In anticipation of the financing, S&P assigned a B corporate credit rating to CCFCI. S&P also assigned a B+ rating (with a negative outlook) to the First Priority Secured Institutional Term Loans Due 2009 and a B- ratios (with a negative outlook) to the Second Priority Secured Floating Rate Notes Due 2011. The noteholders’ recourse will be limited to seven of CCFC’s natural gas-fired electric generating facilities located in various power markets in the United States, and related assets and contracts. The transaction is expected to close on August 14, 2003. Net proceeds will be used to refinance the majority of the amount currently outstanding under the CCFCI project financing. The remainder of the facility will be repaid from proceeds from the $3.3 billion term loan and second-priority senior secured notes offering.

     Revolving credit and term loan facilities — At June 30, 2003, we had $949.6 million in funded borrowings outstanding under the term loan, which matures in May 2004. Additionally we had $453.4 million in funded borrowings outstanding and $436.5 million in outstanding letters of credit under the revolving credit facilities, of which $148.4 million of the letters of credit were issued in support of financial arrangements either reflected on the balance sheet or associated with leased assets or obligations of partially-owned subsidiaries. On July 16, 2003, we closed our $3.3 billion term loan and second-priority senior secured notes offering. The term loan and senior notes are secured by substantially all of the assets owned directly by Calpine Corporation, including natural gas and power plant assets and the stock of Calpine Energy Services and other subsidiaries. The offering was comprised of two tranches of floating rate securities and two tranches of fixed rate securities. The floating rate securities included a $750 million, four-year term loan and a $500 million of Second-Priority Senior Secured Floating Rate Notes due 2007. The fixed rate securities included $1.15 billion of 8.5% Second Priority Senior Secured Notes due 2010 and $900 million of 8.75% Second Priority Senior Secured Notes due 2013. We extended the termination date of our letters of credit under the $570 million secured revolving credit facility from May 2003 through dates up to May 2004.

     Concurrent with the $3.3 billion term loan and second-priority senior secured notes offering, on July 16, 2003, we entered into agreements for a new $500 million working capital facility. The new first-priority senior secured facility will consist of a two-year, $300 million working capital revolver and a four-year, $200 million term loan that together will provide up to $500 million in combined cash borrowing and letter of credit capacity. The new facility replaces our existing working capital facilities. It will be secured by a first-priority lien on the same assets that collateralize our recently completed $3.3 billion term loan and second-priority senior secured notes offering.

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

     On January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle — the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, we are required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. Adoption of SFAS No. 123 has had a material impact on our financial statements. See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

     In January 2003 the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” FIN 46 establishes accounting reporting and disclosure requirements for companies that currently hold unconsolidated investments in Variable Interest Entities (“VIEs”). FIN 46 defines VIEs as entities that meet one or both of two criteria: 1. the entity’s total equity at risk is deemed to be insufficient to finance its ongoing business activities without additional subordinated financial support from other parties, and/or, 2. as a collective group, the entity’s owners do not have a controlling financial interest in the entity, which effectively occurs if the voting rights to, or the entitlement to future returns or risk of future losses from the investment for each of the entity’s owners is inconsistent with the ownership percentages assigned to each owner within the underlying partnership agreement. If an investment is determined to be a VIE, further analysis must be performed to determine which of the VIE’s owners qualifies as the primary beneficiary. The primary beneficiary is the owner of the VIE that is entitled or at risk to earn or absorb the majority of the entity’s expected future returns or losses. An owner that is determined to be the primary beneficiary of a VIE is required to consolidate the VIE into its financial statements, as well as to provide certain disclosures regarding the size and nature of the VIE, the purpose for the investment, and information about the assets being held as collateral on behalf of the VIE. Additionally, the remaining owners of a VIE that do not qualify as the primary beneficiary must determine whether or not they hold significant variable interests within the VIE. An owner with a significant variable interest in a VIE that is not the primary beneficiary is not required to consolidate the VIE but must provide certain disclosures regarding the size and nature of the VIE, the purpose for the investment, its potential exposure to the VIE’s losses, and the date it first acquired ownership in the VIE. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs that were previously created or acquired before February 1, 2003. FIN 46 has not had a material impact on our Consolidated Condensed Financial Statements relative to VIEs created after January 31, 2003. One possible consequence of FIN 46 is that certain investments accounted for under the equity method might have to be consolidated. However, based on our preliminary assessment, and subject to further analysis, we do not think that FIN 46 will require any of our pre-February 1, 2003 equity method investments to be consolidated.

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

     In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not completed our assessment of the impact of SFAS No. 150. However, we believe that adoption of SFAS No. 150 might require us to reclassify our $1.1 billion trust preferred securities (“HIGH TIDES”) which are shown on the balance sheet as “Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts,” as debt. Similarly, we may be required to reclassify some portion of our $422 million of “Minority interests” on the balance sheet as debt. These reclassifications would not affect net income or total stockholders equity but would impact our debt-to-equity and debt-to-capitalization ratios.

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

     Certain of our power sales contracts, which meet the definition of a derivative and for which we previously elected the normal purchases and normal sales scope exception, use a CPI or similar index to escalate the O&M charges. Accordingly, DIG Issue No. C20 will require us to record a special transition accounting adjustment upon adoption of the new guidance to record these contracts at fair value with a corresponding adjustment to net income as the effect of a change in accounting principle. The fair value of these contracts will be based in large part on the nature and extent of the key price adjustment features of the contracts and market conditions on date of adoption, such as the forward price of power and natural gas and the expected future rate of inflation. Although the final amount of the adjustment, if any, will not be known until actual adoption of DIG Issue No. C20, based upon contracts currently identified as being subject to DIG Issue No. C20 and market prices as of August 4, 2003, we estimate that we will recognize net derivative assets between $237 million and $356 million, and cumulative effect adjustment to net income between $147 million and $221 million, net of tax. Assuming the contracts meet the new conditions for qualifying for the normal purchases and normal sales exception and we make that election, the recorded balance for these contracts would reverse through charges to income over the life of the long term contracts, which extend out as far as the year 2020, as deliveries of power are made. To the extent any contract fails to meet the new requirements in DIG Issue No. C20 or we do not elect the scope exception, we would be required to recognize subsequent changes in the fair value of those contracts in earnings each period. We anticipate that we will adopt DIG Issue No. C20 on October 1, 2003. Upon adoption of DIG Issue No. C20, we expect, subject to further analysis, that most of our structured power sales contracts will meet the criteria for the normal purchases and sales exception under SFAS No. 133 and that we will make that election.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See “Financial Market Risks” in Item 2.

Item 4. Controls and Procedures

     The Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s Chairman, President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The certificates required by this item are filed as a Exhibit 31 to this Form 10-Q.

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

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz vs. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund vs. Calpine Corp., Lukowski vs. Calpine Corp., Hart vs. Calpine Corp., Atchison vs. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp, and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical – they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of Calpine’s securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine’s financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine’s 8.5% Senior Notes due February 15, 2011 (“2011 Notes”) and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine’s financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the U.S. District Court Northern District Court of California. The plaintiffs filed a first amended complaint in October 2002. The amended complaint does not include the 1933 Act complaints raised in the bondholders’ complaint, and the number of defendants named was reduced. On January 16, 2003, before our response was due to this amended complaint, the plaintiffs filed a further amended complaint. This further amended complaint added a few additional Calpine executives as defendants and addressed a few more issues. We filed a motion to dismiss this consolidated action in early April 2003. A hearing on this motion was scheduled for July 29, 2003. However, the court took the motions to dismiss and the plaintiffs’ motion in opposition under submission without a hearing. A ruling on these motions is expected in the fall. We consider the lawsuit to be without merit and we intend to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in the California Superior Court, San Diego County. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action (“Hawaii action”) are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of the Company’s equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding the Company’s financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on the Company’s restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief. The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the U.S. District Court Northern District Court of California in May 2003. The plaintiff has sought to have the action remanded to state court. As of the date of this periodic filing, we are awaiting the court’s ruling with respect to the motion to remand. The Company considers this lawsuit to be without merit and intends to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”) filed a class action lawsuit in the Northern District Court of California. The underlying allegations in this action (“Phelps action”) are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that the defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of Shareholder relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs’ counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. The Company considers these lawsuits to be without merit and intends to vigorously defend against them.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of the Company against its directors and one if its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though the plaintiff may appeal this ruling. In early February 2003 the plaintiff filed an amended complaint. In March 2003 the Company and the individual defendants filed demurrers and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the Court granted the motions to stay this proceeding in favor of the federal securities class actions. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, the Company sued Automated Credit Exchange (“ACE”) in the Superior Court of the State of California for the County of Alameda for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in the Company’s account with U.S. Trust Company (“US Trust”). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a settlement agreement on March 29, 2002, pursuant to which ACE made a payment to the Company of $7 million and transferred to the Company the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. (“InterGen”) against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to the Company’s loss from ACE. InterGen’s complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. Ann Sholtz recently stipulated to agree to the consolidation of Anne Sholtz, ACE and other Sholtz entities in the EonXchange bankruptcy proceeding. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. Calpine believes that it has valid defenses to this claim and will vigorously defend against this complaint.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company (“IP”) filed a complaint in the Federal District Court for the Northern District of Illinois against Androscoggin Energy LLC (“AELLC”) alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC’s fixed-cost gas supply agreements. The Company had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration. AELLC may commence the arbitration counterclaim after discovery has progressed further. On November 7, 2002, the Court issued an opinion on the parties’ cross motions for summary judgment finding in AELLC’s favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The Court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond. The Court has a set schedule for disclosure of expert witness and depositions thereof and has tentatively scheduled the case for trial in the first quarter of 2004.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. AELLC has submitted an amended complaint and request for immediate injunctive relief against such actions. The Court heard the motion on April 24, 2003, and ordered that IP must pay the approximate $1.2 million withheld as attorneys’ fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximate $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC’s Amended Counterclaim without prejudice to AELLC refilling the claims as breach of contract claims in separate lawsuit. On June 30, 2003, AELLC filed a motion to reconsider the order dismissing AELLC’s Amended Counterclaim. The Company believes it has adequately reserved for the possible loss, if any, it may ultimately incur as a result of this matter.

Pacific Gas and Electric Company v. Calpine Corporation, et. al.

On July 22, 2003, Pacific Gas and Electric Company (“PG&E”) filed with the California Public Utilities Commission (“CPUC”) a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause (“Complaint”) against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, Lodi Gas Storage, LLC (“LGS”) and Doe Defendants 1-10. The complaint requests the CPUC to issue an order requiring the defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The Complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E’s tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS’ direct interconnections to any entity other than PG&E. The Complaint also alleges that various natural gas consumers, including Company-affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E’s system and operate as an unregulated local distribution company within PG&E’s service territory. The Company believes this Complaint to be without merit and intends to vigorously defend its position at the CPUC. The Company is contractually obligated to indemnify LGS for certain damages it may suffer as a result of the Complaint.

Item 4.   Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 28, 2003 (the “Annual Meeting”), in Aptos, California. At the Annual Meeting, the stockholders voted on the following matters: (i) the proposal to elect three Class I Directors to the Board of Directors for a term of three years expiring in 2006, (ii) two stockholder proposals regarding (a) the Company’s stockholder rights plan and (b) the classified status of the Board of Directors, and (iii) the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2003. The stockholders elected management’s nominees as the Class I Directors in an uncontested election, approved the stockholder proposal requesting that the Board of Directors redeem the stockholders right plan unless such plan is approved by a majority vote of the stockholders to be held as soon as may be practicable, approved the stockholder proposal that the Board of Directors take the necessary steps to declassify the Board of Directors for the purpose of establishing elections for directors, and ratified the appointment of independent accountants by the following votes, respectively:

(i)	Election of Jeffrey E. Garten as Class I Director for a three-year term expiring 2006: 342,194,260 FOR and 12,394,554 ABSTAIN;

Election of George J. Stathakis as Class I Director for a three-year term expiring 2006: 342,503,334 FOR and 12,085,480 ABSTAIN;

Election of John O. Wilson as Class I Director for a three-year term expiring 2006: 342,299,478 FOR and 12,289,337 ABSTAIN;

(ii)	Proposal that the Board of Directors be requested to redeem the stockholders right plan unless such plan is approved by a majority vote of the stockholders to be held as soon as may be practicable: 114,024,314 FOR, 52,519,839 AGAINST, 5,427,930 ABSTAIN, and 182,616,732 Broker non-votes;

(iii)	Proposal that the Board of Directors take the necessary steps to declassify the Board of Directors for the purpose of establishing elections for directors: 107,998,279 FOR, 58,400,060 AGAINST, 5,573,744 ABSTAIN, and 182,616,732 Broker non-votes.

(iv)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2003: 345,740,875 FOR, 5,993,176 AGAINST, and 2,854,762 ABSTAIN.

     The three-year terms of Class II and Class III Directors continued after the Annual Meeting and will expire in 2004 and 2005, respectively. The Class II Directors are Ann B. Curtis, Kenneth T. Derr and Gerald Greenwald. The Class III Directors are Susan C. Schwab and Peter Cartwright.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation of Calpine Corporation (a)
*3.2	Certificate of Correction of Calpine Corporation (b)
*3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Calpine Corporation (c)
*3.4	Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (b)
*3.5	Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (b)
*3.6	Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (c)
*3.7	Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation (d)
*3.8	Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation (e)
*3.9	Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation (e)
*3.10	Amended and Restated By-laws of Calpine Corporation (f)
+4.1	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.2	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.3	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.4	Indenture dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes
*10.1	Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) dated as of May 23, 2000, among Calpine Corporation, Bayerische Landesbank, as Co-Arranger and Syndication Agent, The Bank of Nova Scotia, as Lead Arranger and Administrative Agent, and the Lenders named therein (g)
*10.2	First Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of April 19, 2001, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)
*10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 8, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)
*10.4	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 9, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (e)
*10.5	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of September 26, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (h)
*10.6	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of March 12, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (i)
*10.7	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of May 23, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (j)
*10.8	Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of June 16, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (j)
*10.9	Credit Agreement, dated as of March 8, 2002, among Calpine Corporation, the Lenders named therein, The Bank of Nova Scotia and Bayerische Landesbank Girozentrale, as lead arrangers and bookrunners, Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc., as lead arrangers and bookrunners, Bank of America, National Association, and Credit Suisse First Boston, Cayman Islands Branch, as lead arrangers and syndication agents, TD Securities (USA) Inc., as lead arranger, The Bank of Nova Scotia, as joint administrative agent and funding agent, and Citicorp USA, Inc., as joint administrative agent (f)
*10.10	First Amendment to Credit Agreement, dated as of May 9, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (e)
*10.11	Increase in Term B Loan Commitment Amount Notice, effective as of May 31, 2002, by The Bank of Nova Scotia and Citicorp USA, Inc., as Administrative Agents (k)
*10.12	Second Amendment to Credit Agreement, dated as of May 23, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (j)
*10.13	Third Amendment to Credit Agreement, dated as of June 16, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (j)

CTB Comments — Exhibits

Exhibit
Number	Description

10.14	[intentionally omitted]
+10.15	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among Calpine Corporation, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Co-Syndication Agents
+10.16	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
+10.17	Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents
+10.18	Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent
+10.19	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee
+10.20	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee
+10.21	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.22	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.23	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.24	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.25	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee
+10.26	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee
+10.27	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee
+10.28	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee
+10.29	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee
+10.30	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.31	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee
+10.32	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.33	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.34	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee

Exhibit
Number	Description

+10.35	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee
+10.36	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee
+10.37	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.38	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.39	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+31.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

+	Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-40652), filed with the SEC on June 30, 2000.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-66078), filed with the SEC on July 27, 2001.

(d)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2001, filed with the SEC on May 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2002, filed with the SEC on May 15, 2002.

(f)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(g)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated July 25, 2000, filed with the SEC on August 9, 2000.

(h)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2002, filed with the SEC on November 14, 2002.

(i)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2003, filed with the SEC on July 1, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, filed with the SEC on August 12, 2002.

     (b)  Reports on Form 8-K

     The registrant filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2003:

	Date Filed
Date of Report	or Furnished	Item Reported

4/10/03	4/17/03	4,7
5/6/03	5/7/03	12
5/13/03	5/13/03	5,7
5/13/03	5/14/03	12
5/19/03	5/20/03	5
5/23/03	5/27/03	5
6/2/03	6/3/03	5
6/5/03	6/5/03	5

	Date Filed
Date of Report	or Furnished	Item Reported

6/12/03	6/13/03	5
6/17/03	6/18/03	5
6/23/03	6/24/03	5
6/25/03	6/26/03	5
6/26/03	6/26/03	5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calpine Corporation

	By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: August 14, 2003
	By:	/s/ CHARLES B. CLARK, JR.

Charles B. Clark, Jr.
Senior Vice President and Corporate
Controller (Principal Accounting Officer)

Date: August 14, 2003

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation of Calpine Corporation (a)
*3.2	Certificate of Correction of Calpine Corporation (b)
*3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Calpine Corporation (c)
*3.4	Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (b)
*3.5	Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (b)
*3.6	Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation (c)
*3.7	Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation (d)
*3.8	Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation (e)
*3.9	Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation (e)
*3.10	Amended and Restated By-laws of Calpine Corporation (f)
+4.1	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.2	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.3	Indenture dated as of July 16, 2003, between Calpine Corporation and Wilmington Trust Company, as Trustee, including form of Notes
+4.4	Indenture dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes
*10.1	Second Amended and Restated Credit Agreement (“Second Amended and Restated Credit Agreement”) dated as of May 23, 2000, among Calpine Corporation, Bayerische Landesbank, as Co-Arranger and Syndication Agent, The Bank of Nova Scotia, as Lead Arranger and Administrative Agent, and the Lenders named therein (g)
*10.2	First Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of April 19, 2001, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)
*10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of March 8, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (f)
*10.4	Third Amendment to Second Amended and Restated Credit Agreement, dated as of May 9, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (e)
*10.5	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of September 26, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (h)
*10.6	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of March 12, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (i)
*10.7	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of May 23, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (j)
*10.8	Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of June 16, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Administrative Agent, and the Lenders named therein (j)
*10.9	Credit Agreement, dated as of March 8, 2002, among Calpine Corporation, the Lenders named therein, The Bank of Nova Scotia and Bayerische Landesbank Girozentrale, as lead arrangers and bookrunners, Salomon Smith Barney Inc. and Deutsche Banc Alex. Brown Inc., as lead arrangers and bookrunners, Bank of America, National Association, and Credit Suisse First Boston, Cayman Islands Branch, as lead arrangers and syndication agents, TD Securities (USA) Inc., as lead arranger, The Bank of Nova Scotia, as joint administrative agent and funding agent, and Citicorp USA, Inc., as joint administrative agent (f)
*10.10	First Amendment to Credit Agreement, dated as of May 9, 2002, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (e)
*10.11	Increase in Term B Loan Commitment Amount Notice, effective as of May 31, 2002, by The Bank of Nova Scotia and Citicorp USA, Inc., as Administrative Agents (k)
*10.12	Second Amendment to Credit Agreement, dated as of May 23, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (j)

Exhibit
Number	Description

*10.13	Third Amendment to Credit Agreement, dated as of June 16, 2003, among Calpine Corporation, The Bank of Nova Scotia, as Joint Administrative Agent and Funding Agent, Citicorp USA, Inc., as Joint Administrative Agent, and the Lenders named therein (j)
10.14	[intentionally omitted]
+10.15	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among Calpine Corporation, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, Co-Bookrunner and Documentation Agent and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Co-Syndication Agents
+10.16	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
+10.17	Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents
+10.18	Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent
+10.19	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee
+10.20	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee
+10.21	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.22	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.23	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.24	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.25	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee
+10.26	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee
+10.27	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee
+10.28	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee
+10.29	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee
+10.30	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.31	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee
+10.32	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.33	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee

Exhibit
Number	Description

+10.34	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee
+10.35	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee
+10.36	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee
+10.37	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee
+10.38	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+10.39	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee
+31.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

+	Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-40652), filed with the SEC on June 30, 2000.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-66078), filed with the SEC on July 27, 2001.

(d)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2001, filed with the SEC on May 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2002, filed with the SEC on May 15, 2002.

(f)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(g)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated July 25, 2000, filed with the SEC on August 9, 2000.

(h)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2002, filed with the SEC on November 14, 2002.

(i)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2003, filed with the SEC on July 1, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, filed with the SEC on August 12, 2002.