Form 10-Q
period 2003-09-30
CALPINE CORP
filed 2003-11-13
CIK 916457

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
            (Mark One)
               |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2003
                        OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to ________

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

                                 Yes |X| No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |X| No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   413,131,672 shares of Common Stock, par value $.001 per share, outstanding on November 11, 2003

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES
                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 2003

                                      INDEX



                                                                                                                          Page No.
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements
                Consolidated Condensed Balance Sheets September 30, 2003 and December 31, 2002.......................          3
                Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
                  September 30, 2003 and 2002 (Restated).............................................................          5
                Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
                  September 30, 2003 and 2002 (Restated).............................................................          7
                Notes to Consolidated Condensed Financial Statements.................................................          9
  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................          39
  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................          74
  Item 4.    Controls and Procedures................................................................................          74
PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings......................................................................................          74
  Item 6.    Exhibits and Reports on Form 8-K.......................................................................          77
Signatures..........................................................................................................          82

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
               (in thousands, except share and per share amounts)

                                                                                      September 30,   December 31,
                                                                                           2003            2002
                                                                                     --------------- -------------
                                                                                               (unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $      969,672  $      579,486
   Accounts receivable, net........................................................         913,517         745,312
   Margin deposits and other prepaid expense.......................................         360,964         152,413
   Inventories.....................................................................         124,427         106,536
   Restricted cash.................................................................         388,075         176,716
   Current derivative assets.......................................................         518,088         330,244
   Other current assets............................................................          78,253         145,323
                                                                                     --------------  --------------
      Total current assets.........................................................       3,352,996       2,236,030
                                                                                     --------------  --------------
Restricted cash, net of current portion............................................          56,099           9,203
Notes receivable, net of current portion...........................................         206,284         195,398
Project development costs..........................................................         134,359         116,795
Investments in power projects......................................................         395,374         421,402
Deferred financing costs...........................................................         357,343         185,026
Prepaid lease, net of current portion..............................................         370,884         301,603
Property, plant and equipment, net.................................................      20,095,964      18,846,580
Goodwill, net......................................................................          32,720          29,165
Other intangible assets, net.......................................................          93,950          93,066
Long-term derivative assets........................................................         586,269         496,028
Other assets.......................................................................         354,220         296,696
                                                                                     --------------  --------------
        Total assets...............................................................  $   26,036,462  $   23,226,992
                                                                                     ==============  ==============
                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $      932,554  $    1,237,261
   Accrued payroll and related expense.............................................          70,478          47,978
   Accrued interest payable........................................................         275,784         189,336
   Income taxes payable............................................................          12,968           3,640
   Notes payable and borrowings under lines of credit, current portion.............         199,866         509,883
   Capital lease obligation, current portion.......................................           3,990           3,454
   Construction/project financing, current portion.................................          70,473       1,138,111
   Senior notes, current portion...................................................          14,500              --
   Current derivative liabilities..................................................         402,317         189,356
   Other current liabilities.......................................................         315,973         248,112
                                                                                     --------------  --------------
      Total current liabilities....................................................       2,298,903       3,567,131
                                                                                     --------------  --------------
Term loan..........................................................................              --         949,565
Notes payable and borrowings under lines of credit, net of current portion.........       1,070,286           8,249
Capital lease obligation, net of current portion...................................         193,956         197,653
Construction/project financing, net of current portion.............................       4,097,930       3,212,022
Convertible Senior Notes Due 2006..................................................       1,047,996       1,200,000
Senior notes, net of current portion...............................................       9,248,561       6,894,801
Deferred income taxes, net.........................................................       1,263,091       1,123,729
Deferred lease incentive...........................................................          51,104          53,732
Deferred revenue...................................................................         118,588         154,969
Long-term derivative liabilities...................................................         579,992         528,400
Other liabilities..................................................................         218,113         175,655
                                                                                     --------------  --------------
        Total liabilities..........................................................      20,188,520      18,065,906
                                                                                     --------------  --------------
Company-obligated mandatorily redeemable convertible preferred securities of
  subsidiary trusts................................................................       1,088,248       1,123,969
Minority interests.................................................................         347,254         185,203
                                                                                     --------------  --------------

                                                                                      September 30,   December 31,
                                                                                           2003            2002
                                                                                     --------------- -------------
                                                                                               (unaudited)
Stockholders' equity:
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares;
     issued and outstanding one share in 2003 and 2002.............................              --              --
   Common stock, $.001 par value per share; authorized 1,000,000,000 shares;
     issued and outstanding 408,345,564 shares in 2003 and
     380,816,132 shares in 2002....................................................             408             381
   Additional paid-in capital......................................................       2,960,063       2,802,503
   Retained earnings...............................................................       1,448,887       1,286,487
   Accumulated other comprehensive income (loss)...................................           3,082        (237,457)
                                                                                     --------------  --------------
      Total stockholders' equity...................................................  $    4,412,440  $    3,851,914
                                                                                     --------------  --------------
      Total liabilities and stockholders' equity...................................  $   26,036,462  $   23,226,992
                                                                                     ==============  ==============

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2003 and 2002

                                                                    Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                              ------------------------------ ------------------------------
                                                                    2003            2002          2003            2002
                                                              ---------------   -----------  --------------  --------------
                                                                                Restated(1)                    Restated(1)
                                                                         (In thousands, except per share amounts)
                                                                                       (Unaudited)
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue.........................    $  1,440,056    $   943,177    $  3,634,730    $  2,272,889
      Sales of purchased power for hedging and optimization.         843,013      1,278,520       2,269,102       2,516,727
                                                                ------------    -----------    ------------    ------------
        Total electric generation and marketing revenue.....       2,283,069      2,221,697       5,903,832       4,789,616
   Oil and gas production and marketing revenue
      Oil and gas sales.....................................          27,879         21,827          83,358          91,031
      Sales of purchased gas for hedging and optimization...         305,706        231,893         961,652         664,649
                                                                ------------    -----------    ------------    ------------
        Total oil and gas production and marketing revenue..         333,585        253,720       1,045,010         755,680
   Mark-to-market activities, net
      Realized gain (loss) on power and gas  transactions,
        net.................................................             (93)         6,845          30,180          15,276
      Unrealized gain (loss) on power and gas transactions,
        net.................................................         (10,930)       (10,957)        (18,921)         (6,166)
                                                                ------------    -----------    ------------    ------------
        Total mark-to-market activities, net................         (11,023)        (4,112)         11,259           9,110
   Other revenue............................................          81,496          3,393          97,596           9,371
                                                                ------------    -----------    ------------    ------------
          Total revenue.....................................       2,687,127      2,474,698       7,057,697       5,563,777
                                                                ------------    -----------    ------------    ------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense...............................         185,091        141,170         514,518         376,058
      Royalty expense.......................................           7,022          4,743          18,840          13,092
      Purchased power expense for hedging and optimization..         835,892      1,059,841       2,254,560       2,039,955
                                                                ------------    -----------    ------------    ------------
        Total electric generation and marketing expense.....       1,028,005      1,205,754       2,787,918       2,429,105
   Oil and gas operating and marketing expense
      Oil and gas operating expense.........................          24,575         22,953          79,348          67,380
      Purchased gas expense for hedging and optimization....         293,241        218,443         941,312         671,196
                                                                ------------    -----------    ------------    ------------
        Total oil and gas operating and marketing expense...         317,816        241,396       1,020,660         738,576
   Fuel expense.............................................         800,270        525,478       2,005,874       1,208,310
   Depreciation, depletion and amortization expense.........         148,063        121,667         422,960         320,310
   Operating lease expense..................................          28,439         28,497          84,298          84,877
   Other cost of revenue....................................           8,380          1,354          20,501           4,452
                                                                ------------    -----------    ------------    ------------
          Total cost of revenue.............................       2,330,973      2,124,146       6,342,211       4,785,630
                                                                ------------    -----------    ------------    ------------
             Gross profit...................................         356,154        350,552         715,486         778,147
Income from unconsolidated investments in
  power projects............................................          (4,110)       (10,176)        (68,584)        (10,561)
Equipment cancellation and impairment cost..................             632         10,884          19,940         193,555
Project development expense.................................           2,979          7,624          14,137          29,474
General and administrative expense..........................          61,757         53,366         179,277         163,614
                                                                ------------    -----------    ------------    ------------
   Income from operations...................................         294,896        288,854         570,716         402,065
Interest expense............................................         204,668        127,806         496,508         280,628
Distributions on trust preferred securities.................          15,297         15,654          46,610          46,962
Interest income.............................................         (10,742)       (10,815)        (27,782)        (32,754)
Minority interest expense...................................           2,569          1,457          10,182           1,870
Other income................................................        (197,725)       (35,501)       (149,431)        (51,802)
                                                                ------------    -----------    ------------    ------------
   Income before provision for income taxes.................         280,829        190,253         194,629         157,161
Provision for income taxes..................................          41,920         48,386          21,487          33,585
                                                                ------------    -----------    ------------    ------------
   Income before discontinued operations and cumulative
     effect of a change in accounting principle.............         238,909        141,867         173,142         123,576
Discontinued operations, net of tax provision (benefit) of
  $(778), $4,254, $(7,217) and $10,023......................          (1,127)         9,261         (11,271)         20,200
Cumulative effect of a change in accounting principle,
  net of tax provision of $--, $--, $450 and $--...............           --             --             529              --
                                                                ------------    -----------    ------------    ------------
          Net income........................................    $    237,782    $   151,128    $    162,400    $    143,776
                                                                ============    ===========    ============    ============

                                                                    Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                              ------------------------------ ------------------------------
                                                                    2003            2002          2003            2002
                                                              ---------------   -----------  --------------  --------------
                                                                                Restated(1)                    Restated(1)
                                                                         (In thousands, except per share amounts)
                                                                                       (Unaudited)
Basic earnings per common share:
   Weighted average shares of common stock outstanding......         388,161        376,957         383,447         346,816
   Income before discontinued operations and cumulative
     effect of a change in accounting principle.............    $       0.62    $      0.38    $       0.45    $       0.36
   Discontinued operations, net of tax......................    $      (0.01)   $      0.02    $      (0.03)   $       0.05
   Cumulative affect of a change in accounting principle,
     net of tax.............................................    $         --    $        --    $         --    $         --
                                                                ------------    -----------    ------------    ------------
          Net income........................................    $       0.61    $      0.40    $       0.42    $       0.41
                                                                ============    ===========    ============    ============
Diluted earnings per common share:
   Weighted average shares of common stock outstanding
     before dilutive effect of certain convertible securities        394,950        382,607         388,622         355,577
   Income before dilutive effect of certain convertible
     securities, discontinued operations and cumulative
     effect of a change in accounting principle.............    $       0.60    $      0.37    $       0.45    $       0.35
   Dilutive effect of certain convertible securities........    $      (0.09)   $     (0.05)   $      (0.01)   $         --
                                                                ------------    -----------    ------------    ------------
   Income before discontinued operations and cumulative
     effect of a change in accounting principle.............    $       0.51    $      0.32    $       0.44    $       0.35
   Discontinued operations, net of tax......................    $         --    $      0.02    $      (0.03)   $       0.05
   Cumulative effect of a change in accounting principle,
     net of tax.............................................    $         --    $        --    $         --    $         --
                                                                ------------    -----------    ------------    ------------
          Net income........................................    $       0.51    $      0.34    $       0.41    $       0.40
                                                                ============    ===========    ============    ============
------------

(1) See Note 2 to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                                                 Nine Months
                                                                                                    Ended
                                                                                                September 30,
                                                                                             2003             2002
                                                                                        --------------   --------------
                                                                                                           Restated(1)
Cash flows from operating activities:
   Net income......................................................................     $      162,400   $      143,776
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization.....................................            489,431          383,370
      Equipment cancellation and impairment cost...................................             19,940          193,555
      Deferred income taxes, net...................................................            204,900          200,490
      Loss (gain) on sale of assets and development cost write-offs, net...........              6,606          (26,225)
      Foreign currency translation loss (gain).....................................             36,234             (995)
      Income from unconsolidated investments in power projects.....................            (68,584)         (10,499)
      Distributions from unconsolidated investments in power projects..............            125,679            2,144
      Stock compensation expense...................................................             12,028               --
      Gain on repurchase of debt...................................................           (192,296)          (3,491)
      Other........................................................................             10,505           (1,677)
      Change in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable........................................................           (161,262)         137,559
        Change in net derivative liability.........................................              2,535         (254,185)
        Other current assets.......................................................           (150,573)         179,349
        Other assets...............................................................           (142,530)         (99,834)
        Accounts payable and accrued expense.......................................           (197,586)        (144,523)
        Other liabilities..........................................................             13,905          100,556
                                                                                        --------------   --------------
          Net cash provided by operating activities................................            171,332          799,370
                                                                                        --------------   --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment......................................         (1,523,643)      (3,241,929)
   Acquisitions, net of cash acquired..............................................             (6,818)              --
   Disposals of property, plant and equipment......................................             15,255          125,135
   Advances to joint ventures......................................................            (51,945)         (64,707)
   Decrease (increase) in notes receivable.........................................            (13,708)           7,177
   Maturities of collateral securities.............................................              4,610            4,633
   Project development costs.......................................................            (30,184)         (84,833)
   Decrease (increase) in restricted cash..........................................           (258,255)         (10,942)
   Cash flows from derivatives not designated as hedges............................             30,180           15,276
   Other...........................................................................             (2,073)           7,413
                                                                                        --------------   --------------
      Net cash used in investing activities........................................         (1,836,581)      (3,242,777)
                                                                                        --------------   ---------------
Cash flows from financing activities:
   Repurchase of Zero-Coupon Convertible Debentures Due 2021.......................                 --         (869,736)
   Proceeds from issuance of senior notes..........................................          3,500,000               --
   Repurchases of senior notes.....................................................           (906,308)              --
   Borrowings from notes payable and lines of credit...............................          1,323,618        1,252,453
   Repayments of notes payable and lines of credit.................................         (1,750,866)         (75,734)
   Borrowings from project financing...............................................          1,369,900          540,491
   Repayments of project financing.................................................         (1,395,788)        (254,798)
   Proceeds from issuance of Convertible Senior Notes Due 2006.....................                 --          100,000
   Repurchases of Convertible Senior Notes Due 2006................................           (101,887)              --
   Proceeds from income trust offerings............................................            126,462          169,400
   Proceeds from issuance of common stock..........................................              8,184          754,818
   Proceeds from King City financing transaction...................................             82,000               --
   Financing costs.................................................................           (244,069)         (46,797)
   Other...........................................................................             35,243            3,601
                                                                                        --------------   --------------
Net cash provided by financing activities..........................................          2,046,489        1,573,698
                                                                                        --------------   --------------

                                                                                                 Nine Months
                                                                                                    Ended
                                                                                                September 30,
                                                                                             2003             2002
                                                                                        --------------   --------------
                                                                                                           Restated(1)
Effect of exchange rate changes on cash and cash equivalents.......................              8,946            2,277
Net increase (decrease) in cash and cash equivalents...............................            390,186         (867,432)
Cash and cash equivalents, beginning of period.....................................            579,486        1,594,144
                                                                                        --------------   --------------
Cash and cash equivalents, end of period...........................................     $      969,672   $      726,712
                                                                                        ==============   ==============
Cash paid during the period for:
   Interest, net of amounts capitalized............................................     $      322,051   $      178,365
   Income taxes....................................................................     $       12,453   $       13,896
------------

(1) See Note 2 to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (unaudited)

1.   Organization and Operation of the Company

     Calpine Corporation ("Calpine"), a Delaware corporation, and subsidiaries (collectively, the "Company") is engaged in the generation of electricity in the United States of America, Canada and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company owns oil and gas operations and has ownership interests in, and operates, power facilities. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company's generating plants, is sold to third parties.

2.   Summary of Significant Accounting Policies

     On October 23, 2003, the Company filed a Current Report on Form 8-K (the "Form 8-K"), which updates its Annual Report on Form 10-K for the year ended December 31, 2002, as originally filed on March 31, 2003, primarily to reflect the financial statement effect of reclassifications related to our second quarter 2003 decision to dispose of our specialty data center engineering business. The reclassifications were necessary to present the results of this specialty data center engineering business as discontinued operations for the three years in the period ended December 31, 2002, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144")." None of the reclassifications affected net income for the three years ended December 31, 2002.

     Restatement of Prior Period Financial Statements - The accompanying financial statements reflect certain restatements of first, second and third quarter 2002 amounts, which were included in and described in the Company's Annual Report on Form 10-K ("Annual Report" or "Form 10-K") for the year ended December 31, 2002. Subsequent to the issuance of the Company's Consolidated Condensed Financial Statements as of September 30, 2002, the Company determined that the sale/leaseback transactions for its Pasadena and Broad River facilities should have been accounted for as financing transactions, rather than as sales with operating leases as had been the accounting previously afforded such transactions. Accordingly, these two transactions were restated as financing transactions and the proceeds were classified as debt and the operating lease payments were recharacterized as debt service payments in the accompanying Consolidated Condensed Financial Statements. The Company is therefore now accounting for the assets as if they had not been sold. The assets were added back to the Company's property, plant and equipment, and depreciation has been recorded thereon.

     In addition the Company has reclassified certain amounts in the accompanying Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2002, to reflect the adoption of new accounting standards. The reclassifications include (a) treatment as discontinued operations pursuant to SFAS No. 144 of the 2002 sales of certain oil and gas properties, the Company's specialty engineering business and the DePere Energy Center, (b) the reclassification of revenues and costs associated with certain energy trading contracts to trading revenues, net, pursuant to Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 02-3") and (c) the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" to reclassify gains or losses from extinguishment of debt from extraordinary gain or loss to other income or loss.

     In October 2002 the EITF released EITF Issue No. 02-3, which precludes mark-to-market accounting for all energy trading contracts not within the scope of SFAS No. 133 and mandates that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. EITF Issue No. 02-3 has had no impact on the Company's net income but did affect the presentation of the prior period Consolidated Financial Statements. Accordingly, the Company reclassified certain prior period revenue amounts and cost of revenue in its Consolidated Statements of Operations. The reclassification of the financial information in accordance with SFAS No. 144, SFAS No. 145 and EITF Issue No. 02-3 discussed above relates exclusively to the presentation and classification of such amounts and has no effect on net income.

     To properly account for the two sale/leaseback transactions as financing transactions, to record certain other adjustments, and to reflect the adoption of new accounting standards as described above, the accompanying Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2002, have been restated and differ from amounts previously reported in the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2002.

     A summary of the significant effects of restatement, along with certain reclassification adjustments, to the consolidated condensed statements of operations for the three and nine months ended September 30, 2002 is as follows:

                                                                  As Previously
              Three months ended September 30, 2002                  Reported     As Restated
---------------------------------------------------------------  --------------- -------------
Sales of purchased power for hedging and optimization..........  $    1,282,976  $   1,278,520
Other revenue..................................................           4,924          3,393
Total revenue..................................................       2,495,010      2,474,698
Purchased gas expense for hedging and optimization.............         220,775        218,443
Depreciation, depletion and amortization expense...............         117,568        121,667
Operating lease expense........................................          36,520         28,497
Other cost of revenue..........................................           3,539          1,354
Gross profit...................................................         362,332        350,552
Equipment cancellation and impairment cost.....................           3,714         10,884
Project development expense....................................          23,922          7,624
General and administrative expense.............................          57,280         53,366
Income from operations.........................................         277,416        288,854
Interest expense...............................................         113,847        127,806
Provision for income taxes.....................................          48,406         48,386
Income before discontinued operations and extraordinary items..         144,397        141,867
Discontinued operations, net...................................          16,950          9,261
Net income.....................................................         161,347        151,128
Net income per share - basic...................................            0.43           0.40
Net income per share - diluted.................................            0.36           0.34
                                                                   As Previously
               Nine months ended September 30, 2002                   Reported    As Restated
---------------------------------------------------------------  --------------- -------------
Sales of purchased power for hedging and optimization..........  $    2,526,555  $   2,516,727
Other revenue..................................................          14,792          9,371
Total revenue..................................................       5,586,742      5,563,777
Purchased gas expense for hedging and optimization.............         678,192        671,196
Depreciation, depletion and amortization expense...............         310,943        320,310
Operating lease expense........................................         108,917         84,877
Other cost of revenue..........................................           8,333          4,452
Gross profit...................................................         777,341        778,147
Equipment cancellation and impairment cost.....................         172,185        193,555
Project development expense....................................          59,973         29,474
General and administrative expense.............................         170,369        163,614
Income from operations.........................................         374,814        402,065
Interest expense...............................................         239,112        280,628
Provision for income taxes.....................................          38,805         33,585
Income before discontinued operations and extraordinary items..         132,646        123,576
Discontinued operations, net...................................          26,950         20,200
Net income.....................................................         159,596        143,776
Net income per share - basic...................................            0.46           0.41
Net income per share - diluted.................................            0.45           0.40

     For further information on prior period restatement items, please see Note 2 to the Consolidated Financial Statements included in the Company's Annual report on Form 10-K for the year ended December 31, 2002, updated by the Company's Form 8-K, filed on October 23, 2003.

     Basis of Interim Presentation - The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2002, which is included in the Company's Annual Report on Form 10-K, as updated by the Company's Form 8-K, filed on October 23, 2003. The results for interim periods are not necessarily indicative of the results for the entire year.

     Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest and depletion, depreciation and impairment of natural gas and petroleum property and equipment.

     Effective Tax Rate - For the nine months ended September 30, 2003, the effective rate declined to 11% from 21 % for the nine months ended 2002. This effective rate variance is due to the inclusion of significant permanent items in the calculation of the effective rate, which are fixed in amount and have a significant effect on the effective rates especially as such items become more material to net income.

New Accounting Pronouncements

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset. Asset retirement obligations represent future liabilities, and, as a result, accretion expense will be accrued on this liability until the obligation is satisfied. At the same time, the capitalized cost will be depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

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

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company has adopted, effective January 1, 2003, the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. SFAS No. 146 has not had a material impact on the Company's Consolidated Condensed Financial Statements.

     In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on the Company's Consolidated Condensed Financial Statements.

     On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle - the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net income and earnings per share for the three and nine months ended September 30, 2003 and 2002, had the Company applied the accounting provisions of SFAS No. 123 to its prior years' financial statements.

                                                       Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                ------------------------------  ------------------------------
                                                     2003            2002            2003             2002
                                                --------------  --------------  --------------   -------------
Net income
   As reported..............................    $  237,782       $  151,128       $  162,400      $  143,776
   Pro Forma................................       234,353          144,717          148,780         112,001
Earnings per share data:
   Basic earnings per share
      As reported...........................    $     0.61       $     0.40       $     0.42      $     0.41
      Pro Forma.............................          0.60             0.38             0.39            0.32
   Diluted earnings per share
      As reported...........................    $     0.51       $     0.34       $     0.41      $     0.40
      Pro Forma.............................          0.50             0.33             0.38            0.31
Stock-based compensation cost, net of tax,
  included in net income, as reported.......    $    3,068       $       --       $   10,699      $       --
Stock-based compensation cost, net of tax,
  included in net income, pro forma.........         6,497            6,411           24,319          31,775

     The range of fair values of the Company's stock options granted for the three months ended September 30, 2003 and 2002, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $3.58-$3.75 in 2003, $3.00-$3.67 in 2002, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 101.49%-106.91% and 66.22%-76.52% for the three months ended September 30, 2003 and 2002, respectively, risk-free interest rates of 1.42%-1.60% and 2.33%-3.63% for the three months ended September 30, 2003 and 2002, respectively, and expected option terms of 1.5 years and 4-9.5 years for the three months ended September 30, 2003 and 2002, respectively.

     The range of fair values of the Company's stock options granted for the nine months ended September 30, 2003 and 2002, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.60-$5.16 in 2003, $3.51-$6.94 in 2002, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 70.44%-112.99% and 59.30%-76.52% for the nine months ended
September 30, 2003 and 2002, respectively, risk-free interest rates of 1.39%-4.04% and 2.33%-5.42% for the nine months ended September 30, 2003 and 2002, respectively, and expected option terms of 1.5-9.5 years and 4-9.5 years for the nine months ended September 30, 2003 and 2002, respectively.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest

Entities ("VIE") for which control is achieved through means other than a controlling financial interest, and how to determine when and which business enterprise, the Primary Beneficiary, should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the entity lacks sufficient equity to absorb expected losses without additional subordinated financial support or (2) its equity holders as a group are not able to make decisions about the entity's activities. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. On October 10, 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FASB Interpretation No. 46, 'Consolidation of Variable Interest Entities'" ("FSP FIN 46-6"). FSP FIN 46-6 defers the effective date for the application of FIN 46 to VIEs created before February 1, 2003 to an entity's first reporting period ending after
December 15, 2003. One possible consequence of FIN 46 is that certain investments accounted for under the equity method and other off-balance sheet entities might have to be consolidated. However, based on the Company's preliminary assessment, and subject to further analysis, the Company does not believe that FIN 46 will require any of the Company's pre-February 1, 2003 equity method investments or other off-balance sheet entities to be consolidated.

     Acadia Powers Partners, LLC ("Acadia") is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The joint venture was formed in March 2000, but due to a change in the partnership agreement in May 2003, the Company was required to reconsider its investment in the entity under the FIN 46 guidance. The Company determined that Acadia was a VIE and that it held a significant variable interest (50%) in the entity. However, the Company was not the primary beneficiary and therefore not required to consolidate the entity's assets and liabilities. The net equity in Acadia was approximately $502.0 million as of September 30, 2003. The Company continues to account for this investment under the equity method. The Company's maximum potential exposure to loss at September 30, 2003, is limited to the book value of its investment of approximately $229.2 million.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

     The Company adopted SFAS No. 150 on July 1, 2003. As a result, approximately $82 million of mandatorily redeemable noncontrolling interest (not related to finite-lived subsidiaries) in its King City facility, which had previously been included within the balance sheet caption "Minority interests", was reclassified to "Notes payable". Preferential distributions related to this mandatorily redeemable noncontrolling interest are to be made annually beginning November 2003 through November 2019 and total approximately $169 million over the 17-year period. The preferred interest holders' recourse is limited to the net assets of the entity and the distribution terms defined in the agreement. The Company has not guaranteed the payment of these preferential distributions. The distributions and accretion of issuance costs related to this preferred interest, which was previously reported as a component of "Minority interest expense" in the Consolidated Condensed Statements of Operations, is now accounted for as interest expense. Distributions and related accretion associated with this preferred interest was $2.7 million for the three months ended September 30, 2003. SFAS No. 150 does not permit reclassification of prior period amounts to conform to the current period presentation.

     During the third quarter of 2003, the Company completed the sales of preferred equity interests for Auburndale Holdings, LLC and Gilroy Energy Center ("GEC") Holdings, LLC. These interests, in addition to the King City interest, are classified as debt on the Company's Condensed Consolidated Balance Sheet as of September 30, 2003. Although the Company cannot readily determine the potential cost to repurchase these interests, the carrying value of its aggregate partners' interests is approximately $244 million.

     In November 2003 the FASB indefinitely deferred certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling (minority) interests associated with finite-lived subsidiaries. Upon the FASB's finalization of this issue, the Company may be required to reclassify the minority interest relating to the Company's Canadian Calpine Power Income Fund ("Income Fund") investment to debt. As of September 30, 2003, the minority interest related to the Income Fund was approximately $310 million. The Company owns approximately 30% of the fund, which is finite-lived and terminates on December 31, 2050. The Fund is consolidated due to the Company's exercise of substantial control over the Income Fund's assets and operations.

     The adoption of SFAS No. 150 and related balance sheet reclassifications did not have an effect on net income or total stockholders' equity but have impacted the Company's debt-to-equity and debt-to-capitalization ratios.

     In June 2003, the FASB issued Derivatives Implementation Group ("DIG") Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." DIG Issue No. C20 superseded DIG Issue No. C11 "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception," and specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 is effective as of the first day of the fiscal quarter beginning after July 10, 2003, (i.e. October 1, 2003, for the Company) with early application permitted. In conjunction with initially applying the implementation guidance, DIG Issue No. C20 requires the recognition of a special transition adjustment for certain contracts containing a price adjustment feature based on a broad market index for which the normal purchases and normal sales scope exception had been previously elected. In those circumstances, the derivative contract should be recognized at fair value as of the date of the initial application with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle. It should then be applied prospectively for all existing contracts as of the effective date and for all future transactions.

     Two of the Company's power sales contracts, which meet the definition of a derivative and for which it previously elected the normal purchases and normal sales scope exception, use a CPI or similar index to escalate the Operations and Maintenance ("O&M") charges. Accordingly, DIG Issue No. C20 has required the Company to record a special transition accounting adjustment upon adoption of the new guidance to record these contracts at fair value with a corresponding adjustment to net income as the effect of a change in accounting principle. The fair value of these contracts is based in large part on the nature and extent of the key price adjustment features of the contracts and market conditions on the date of adoption, such as the forward price of power and natural gas and the expected future rate of inflation. On October 1, 2003, the Company adopted DIG Issue No. C20 and recorded other current assets and other assets of approximately $33.5 million and $260 million, respectively, and a cumulative effect adjustment to net income of approximately $182 million, net of $111 million of tax. The recorded balance for these contracts will reverse through charges to income over the life of the long term contracts, which extend out as far as the year 2023, as deliveries of power are made.

     The Company is currently evaluating the potential impact of EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: `Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities." In EITF Issue No. 02-3 the Task Force reached a consensus that companies should present all gains and losses on derivative instruments held for trading purposes net in the income statement, whether or not settled physically. EITF Issue No. 03-11 addresses income statement classification of derivative instruments held for other than trading purposes. At the July 31, 2003 EITF meeting, the Task Force reached a consensus that determining whether realized gains and losses on derivative contracts not `held for trading purposes' should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The Task Force ratified this consensus at its August 13, 2003 meeting, and it is effective beginning October 1, 2003. The Task Force did not prescribe special effective date or transition guidance for this Issue. Application of EITF 03-11 may require or allow the Company to net revenues and expenses associated with hedging, balancing and optimization ("HBO") activities, which could result in a substantial reduction in revenues and cost of revenues in future periods but would not impact gross profit or net income. For the three and nine months ended September 30, 2003, the Company's HBO revenues were $1.1 billion or 43% of the Company's total revenue and $3.2 billion or 46% of the Company's total revenue, respectively. Overall, the Company believes netting its HBO activity would provide a superior presentation of its true level of activity and growth patterns compared to the existing gross presentation, so the Company will be carefully evaluating this new accounting guidance.

     Reclassifications - Prior period amounts in the Consolidated Condensed Financial Statements have been reclassified where necessary to conform to the 2003 presentation.

3.   Property,   Plant  and  Equipment,   Net;  Capitalized  Interest;   Project
     Development Costs; and Unassigned Equipment in Other Assets

     Property, plant and equipment, net, consisted of the following (in thousands):

                                                   September 30    December 31,
                                                       2003            2002
                                                 --------------  ---------------
Buildings, machinery, and equipment............. $   13,149,079  $   10,290,250
Oil and gas properties, including pipelines.....      2,323,328       2,031,026
Geothermal properties...........................        407,953         402,643
Other...........................................        224,942         183,580
                                                 --------------  --------------
                                                     16,105,302      12,907,499
Less: accumulated depreciation, depletion
  and amortization..............................     (1,718,370)     (1,220,094)
                                                 --------------  --------------
                                                     14,386,932      11,687,405
Land............................................         91,364          82,158
Construction in progress........................      5,617,668       7,077,017
                                                 --------------  --------------
Property, plant and equipment, net.............. $   20,095,964  $   18,846,580
                                                 ==============  ==============

Capital Spending - Development and Construction

     Construction and development costs consisted of the following at September 30, 2003 (in thousands):

                                                                       Equipment      Project
                                               # of         CIP       Included in   Development     Unassigned
                                              Projects                    CIP          Costs         Equipment
                                              -------- ------------  ------------  -------------  --------------
 Projects in active construction............     14    $  4,239,507  $  1,540,257  $          --  $           --
 Projects in advanced development...........     10         666,727       570,967        111,761              --
 Projects in suspended development..........      6         603,505       331,823         13,973              --
 Projects in early development..............      3           3,673            --          8,625              --
 Other capital projects.....................     NA         104,256            --             --              --
 Unassigned.................................     NA              --            --             --         117,795
                                                       ------------  ------------  -------------  --------------
    Total construction and development costs           $  5,617,668  $  2,443,047  $     134,359  $      117,795
                                                       ============  ============  =============  ==============

     Construction in Progress - Construction in progress ("CIP") is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators and other long lead-time items of equipment for certain development projects not yet in construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment.

     Projects in Active Construction - The 14 projects in active construction are estimated to come on line from December 2003 to June 2006. These projects will bring on line approximately 6,720 and 7,863 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. The estimated cost to complete these projects, net of expected project financing proceeds, is approximately $0.8 billion.

     Projects in Advanced Development - There are 10 projects in advanced development. These projects will bring on line approximately 5,439 and 6,505 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are substantially complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete the ten projects in advanced development is approximately $3.2 billion. The Company's current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects - Due to current electric market conditions, the Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 2,938 and 3,418 MW of base load and base load with peaking capacity, respectively. The estimated cost to complete these projects is approximately $1.4 billion.

     Projects in Early Development - Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects - Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development, as well as software developed for internal use.

     Unassigned Equipment - As of September 2003, the Company had made progress payments on 7 turbines, 1 heat recovery steam generator and other equipment with an aggregate carrying value of $117.8 million. This unassigned equipment is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Capitalized Interest - The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)." The Company's qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended September 30, 2003 and 2002, the total amount of interest capitalized was $98.7 million and $123.2 million, respectively, including $13.0 million and $22.2 million, respectively, of interest incurred on funds borrowed for specific construction projects and $85.7 million and $101.0 million, respectively, of interest incurred on general corporate funds used for construction. For the nine months ended September 30, 2003 and 2002, the total amount of interest capitalized was $333.7 million and $457.3 million, respectively, including $51.4 million and $94.3 million, respectively, of interest incurred on funds borrowed for specific construction projects and $282.3 million and $363.0 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three and nine months ended September 30, 2003 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company's development projects.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds are the Company's Senior Notes, the Company's term loan facilities and the secured working capital revolving credit facility.

     Impairment Evaluation - All construction and development projects, including unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. The Company reviews its other unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired. However, during the second quarter of 2003, the Company recorded approximately $17.2 million in losses in connection with the sale of two turbines, and it may incur further losses should it decide to sell more unassigned equipment in the future.

4.   Goodwill and Other Intangible Assets

     Recorded goodwill was $32.7 million and $29.2 million as of September 30, 2003, and December 31, 2002, respectively, and is included in the corporate and other reporting unit.

     The increase in goodwill during 2003 is due to a $3.5 million accrual in anticipation of certain contingent payments that the Company will pay in December 2003 related to performance incentives under the terms of the Power Systems Manufacturing ("PSM") purchase agreement.

     The Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the amortizable intangible assets consist of the following (in thousands):

                                    Weighted
                                     Average         As of September 30, 2003         As of December 31, 2002
                                      Useful       -----------------------------    ----------------------------
                                  Life/Contract      Carrying       Accumulated       Carrying       Accumulated
                                       Life           Amount       Amortization        Amount       Amortization
                                  -------------    -----------     ------------      -----------    ------------
Patents.........................          5        $       485      $     (303)      $       485     $     (231)
Power sales agreements..........         23             86,962         (39,361)          156,814       (106,227)
Fuel supply and fuel management
  contracts.....................         26             22,198          (4,771)           22,198         (4,105)
Geothermal lease rights.........         20             19,518            (425)           19,518           (350)
Steam purchase agreement........         14              5,370            (785)            5,201           (486)
Other...........................          5              5,232            (170)              320            (71)
                                                   -----------      ----------       -----------     ----------
   Total........................                   $   139,765      $  (45,815)      $   204,536     $ (111,470)
                                                   ===========      ==========       ===========     ==========

     Amortization expense of other intangible assets was $1.2 million and $6.1 million in the three months ended September 30, 2003 and 2002, respectively, and $4.2 million and $17.8 million in the nine months ended September 30, 2003 and 2002, respectively. Assuming no future impairments of these assets or additions as the result of acquisitions, amortization expense for the twelve months ended December 31 will be $5.4 million in 2003, $4.9 million in 2004, $4.8 million in 2005, $4.8 million in 2006 and $4.8 million in 2007.

5.   Financing

     On July 10, 2003, the Company renegotiated its financing agreement with Siemens Westinghouse Power Corporation to extend the monthly payment due dates through January 28, 2005. The Company repaid $81.2 million of the outstanding balance during the three months ended September 30, 2003. At September 30, 2003, there was $134.7 million outstanding under this agreement.

     On July 16, 2003, the Company closed its $3.3 billion term loan and second-priority senior secured notes offering ("$3.3 billion offering"). The term loan and senior notes are secured by substantially all of the assets owned directly by Calpine Corporation, including natural gas and power plant assets and the stock of Calpine Energy Services and other subsidiaries. The offering was comprised of two tranches of floating rate securities and two tranches of fixed rate securities. The floating rate securities included a $750 million, four-year term loan priced at LIBOR plus 575 basis points and $500 million of Second-Priority Senior Secured Floating Rate Notes due 2007 also priced at LIBOR plus 575 basis points. The fixed rate securities included $1.15 billion of 8.5% Second Priority Senior Secured Notes due 2010 and $900 million of 8.75% Second Priority Senior Secured Notes due 2013.

     On July 16, 2003, the Company entered into agreements for a new $500 million working capital facility. The new first-priority senior secured facility consists of a two-year, $300 million working capital revolver and a four-year, $200 million term loan that together provide up to $500 million in combined cash borrowing and letter of credit capacity. The new facility replaced the Company's prior working capital facilities and is secured by a first-priority lien on the same assets that collateralize the Company's recently completed $3.3 billion term loan and second-priority senior secured notes offering.. The $949.6 million outstanding under the Company's secured term credit facility and the $555.5 million outstanding under the Company's revolving credit facilities were repaid on July 16, 2003, with the proceeds of the $3.3 billion offering.

     On July 16, 2003, the Company entered into a cash collateralized letter of credit facility with The Bank of Nova Scotia under which it can issue up to $200 million of letters of credit through July 15, 2005. As of September 30, 2003, the Company had $129.7 million of letters of credit issued under this facility, with a corresponding amount of cash on deposit and held by The Bank of Nova Scotia as collateral, which was classified as restricted cash in the Company's Consolidated Condensed Balance Sheet.

     On July 17, 2003, Standard & Poor's placed the Company's corporate rating (currently rated at B), its senior unsecured debt rating (currently at CCC+), its preferred stock rating (currently at CCC), its bank loan rating (currently at B), and its second priority senior secured debt rating (currently at B) under review for possible downgrade.

     On July 21, 2003, the Company repaid the $50.0 million outstanding balance on its peaker financing.

     On July 23, 2003, Fitch, Inc. downgraded the Company's long-term senior unsecured debt rating from B+ to B- (with a stable outlook), its preferred stock rating from B- to CCC (with a stable outlook), and initiated coverage of its senior secured debt rating at BB- (with a stable outlook).

     Debt securities repurchased by the Company during the third quarter were approximately $1.2 billion in aggregate outstanding principal amount at a redemption price of $992.1 million plus accrued interest to the redemption dates. The Company recorded a pre-tax gain on these transactions in the amount of $185.1 million, net of write-offs of unamortized deferred financing costs and the unamortized premiums or discounts. The following table summarizes the total debt securities repurchased by the Company during the three months ended September 30, 2003 (in millions):

                                                        Principal  Redemption
                    Debt Security                        Amount      Amount
----------------------------------------------------  -----------  ----------
Convertible Senior Notes Due 2006...................  $     112.0  $   100.5
8-1/4% Senior Notes Due 2005........................         25.0       24.5
10-1/2% Senior Notes Due 2006.......................          5.2        5.1
7-5/8% Senior Notes Due 2006........................         35.3       32.5
8-3/4% Senior Notes Due 2007........................         48.9       45.0
7-7/8% Senior Notes Due 2008........................         52.4       41.1
8-1/2% Senior Notes Due 2008........................         48.3       42.3
8-3/8% Senior Notes Due 2008........................         59.6       46.9
7-3/4% Senior Notes Due 2009........................         77.0       61.2
8-5/8% Senior Notes Due 2010........................        185.9      152.2
8-1/2% Senior Notes Due 2011........................        437.6      361.1
8-7/8% Senior Notes Due 2011........................        104.5       79.7
                                                      -----------  ---------
                                                      $   1,191.7  $   992.1
                                                      ===========  =========

     Debt securities and Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts ("HIGH TIDES") exchanged for Calpine common stock in privately negotiated transactions during the third quarter were $157.5 million in principal amount for 25.2 million Calpine common shares. The Company recorded a $22.6 million pre-tax gain on these transactions, net of write-offs of unamortized deferred financing costs and the unamortized premiums or discounts. The following table summarizes the total debt securities and HIGH TIDES exchanged for common stock by the Company for the three months ended September 30, 2003 (in millions):

                                                                     Common
                                                        Principal    Stock
           Debt Securities and HIGH TIDES                Amount      Issued
----------------------------------------------------  -----------  ----------
Convertible Senior Notes Due 2006...................  $      40.0      7.2
8-1/2% Senior Notes Due 2008........................         55.0      8.1
8-1/2% Senior Notes Due 2011........................         25.0      3.4
HIGH TIDES I........................................         37.5      6.5
                                                      -----------     ----
                                                      $     157.5     25.2
                                                      ===========     ====

     At September 30, 2003, the total Senior Notes balance was $9,263.1 million. This total is comprised of $200.0 million of First Priority Senior Secured
Senior Notes, $3,300.0 million of Second Priority Senior Secured Notes and $5,763.1 million of unsecured Senior Notes. All of the above notes are obligations of or with recourse to the Company.

     On August 4, 2003, the Company announced plans to sell its unconsolidated, 50-percent interest in the 240-MW Gordonsville Power Plant to Dominion Virginia Power, an affiliate of Dominion. Under the terms of the transaction, the Company will receive a $31.5 million cash payment, which includes a $26 million payment from Dominion and a separate $5.5 million payment from the project for return of a debt service reserve. The Company's 50-percent share of the project's non-recourse debt at September 30, 2003, was $43.6 million. The Company expects to complete the transaction in the fourth quarter of 2003, pending regulatory and other third-party approvals.

     On August 14, 2003, the Company's wholly owned subsidiaries, Calpine Construction Finance Company, L.P. ("CCFC I") and CCFC Finance Corp., closed a $750 million institutional term loans and secured notes offering, proceeds from which were utilized to repay a majority of CCFC I's indebtedness which would have matured in the fourth quarter of 2003. The offering included $385 million of First Priority Secured Institutional Term Loans Due 2009 offered at 98% of par and priced at LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points, and $365 million of Second Priority Senior Secured Floating Rate Notes Due 2011 offered at 98.01% of par and priced at LIBOR plus 850 basis points, with a LIBOR floor of 125 basis points. The noteholders' recourse is limited to seven of CCFC I's natural gas-fired electric generating facilities located in various power markets in the United States, and related assets and contracts. S&P has assigned a B corporate credit rating to CCFC I. S&P also assigned a B+ rating (with a negative outlook) to the First Priority Secured Institutional Term Loans Due 2009 and a B- rating (with a negative outlook) to the Second Priority Secured Floating Rate Notes Due 2011.

     One of the Company's wholly owned subsidiaries, South Point Energy Center, LLC, leases the 530-MW South Point power facility located in Arizona, pursuant to certain facility lease agreements. The Company became aware that a technical default had occurred under such facility lease agreements as a result of an inadvertent pledge of the ownership interests in such subsidiary granted pursuant to certain separate loan facilities entered into by the Company. The South Point facility lease was entered into as part of a larger transaction, which also involved the lease by two other subsidiaries of the Company of the following two power facilities: the 850-MW Broad River power facility located in South Carolina, and the 520-MW RockGen power facility located in Wisconsin. As all three lease transactions were part of the same overall transaction, the facility lease agreements for Broad River and RockGen contain cross-default provisions to the South Point facility lease agreements and, therefore, a technical default also existed under the Broad River and RockGen facility lease agreements. However, upon the release of the inadvertent South Point pledge, which occurred in September 2003, the defaults under the Broad River, RockGen and South Point facility lease agreements were cured.

     On August 25, 2003, the Company announced that it had completed a $230 million non-recourse project financing for its 600-megawatt Riverside Energy Center. The natural gas-fueled electric generating facility is currently under construction in Beloit, Wisconsin. Upon completion of the project, which is scheduled for June 2004, Calpine will sell 450 megawatts of electricity to Wisconsin Power and Light under the terms of a nine-year tolling agreement and provide 75 megawatts of capacity to Madison Gas & Electric under a nine-year power sales agreement. A group of banks, including Credit Lyonnais, Co-Bank, Bayerische Landesbank, HypoVereinsbank and NordLB, will finance construction of the plant at a rate of Libor plus 250 basis points. Upon commercial operation of the Riverside Energy Center, the banks will provide a three-year term-loan facility initially priced at Libor plus 275 basis points. At September 30, 2003, there was $133.2 million outstanding under this project financing.

     On September 3, 2003, the Company announced that it had completed the sale of a 70-percent preferred interest in its Auburndale power plant to Pomifer Power Funding, LLC, ("PPF"), a subsidiary of ArcLight Energy Partners Fund I, L.P., for $88.0 million. This preferred interest meets the criteria of a mandatorily redeemable financial instrument and has been classified as debt under the guidance of SFAS No. 150, due to certain preferential distributions to PPF. The preferential distributions are to be paid quarterly beginning in November 2003 and total approximately $204.7 million over the 11-year period. The preferred interest holders' recourse is limited to the net assets of the entity and distribution terms are defined in the agreement. The Company has not guaranteed the payment of these preferential distributions. Calpine will hold the remaining interest in the facility and will continue to provide operations and maintenance services.

     On September 25, 2003, the Company's wholly owned subsidiaries, CCFC I and CCFC Finance Corp., closed a $50 million add-on financing to the $750 million CCFC I offering completed on August 14, 2003, described above.

     On September 30, 2003, the Company's Gilroy Energy Center, LLC ("GEC"), a wholly owned, stand-alone subsidiary of the Company's subsidiary GEC Holdings, LLC, closed on $301.7 million of 4% Senior Secured Notes Due 2011. The senior secured notes are secured by GEC's and its subsidiaries' 11 peaking units located at nine power-generating sites in northern California. The notes also are secured by a long-term power sales agreement for 495 megawatts of peaking capacity with the State of California Department of Water Resources, which is being served by the 11 peaking units. In addition, payment of the principal and interest on the notes when due is insured by an unconditional and irrevocable financial guaranty insurance policy that was issued simultaneously with the delivery of the notes. Proceeds of the notes offering (after payment of transaction expenses, including payment of the financial guaranty insurance premium, which are capitalized and included in deferred financing costs on the balance sheet) will be used to reimburse costs incurred in connection with the development and construction of the peaker projects. The noteholders' recourse is limited to the financial guaranty insurance policy and, insofar as payment has not been made under such policy, to the assets of GEC and its subsidiaries. The Company has not guaranteed repayment of the notes. In connection with this offering, the Company has received funding on a third party preferred equity investment in GEC Holdings, LLC totaling $74.0 million. This preferred interest meets the criteria of a mandatorily redeemable financial instrument and has been classified as debt under the guidance of SFAS No. 150, due to certain preferential distributions to the third party. The preferential distributions are due bi-annually beginning in March 2004 through September 2011 and total approximately $113.3 million over the eight-year period. The preferred interest holders' recourse is limited to the net assets of the entity and distribution terms are defined in the agreement. The Company has not guaranteed the payment of these preferential distributions.

     The Company is a party to a Letter of Credit and Reimbursement Agreement dated as of December 19, 2000, with Credit Suisse First Boston ("CSFB"), pursuant to which CSFB issued a letter of credit with a maximum face amount of $78.3 million for the Company's account, approximately 50% of which is secured by a letter of credit issued by another bank. CSFB has advised the Company that CSFB believes that the Company may have failed to comply with certain covenants under the Letter of Credit and Reimbursement Agreement relating to the Company's ability to incur indebtedness and grant liens, and has requested that the Company provide security for the remaining unsecured balance outstanding under the CSFB letter of credit. The Company believes it has complied with such covenants and is in active discussions with CSFB concerning this matter. The Company does not believe this matter will have a material adverse effect on the Company.

6.   Investments in Power Projects

     The Company's investments in power projects are integral to its operations. In accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," they are accounted for under the equity method, and are as follows (in thousands):

                                                   Ownership
                                                 Interest as of      Investment Balance at
                                                  September 30,    September 30,    December 31,
                                                      2003             2003            2002
                                                 --------------   --------------  --------------
 Acadia Power Plant...........................        50.0%         $    229,215  $    282,634
 Grays Ferry Power Plant......................        40.0%               39,453        42,322
 Aries Power Plant............................        50.0%               59,033        30,936
 Gordonsville Power Plant.....................        50.0%               25,073        20,892
 Androscoggin Power Plant.....................        32.3%                9,785         9,383
 Whitby Cogeneration..........................        20.8%               31,045        33,502
 Other........................................          --                 1,770         1,733
                                                                   -------------  ------------
    Total investments in power projects.......                     $    395,374   $    421,402
                                                                   ============   ============

     The debt on the books of the unconsolidated power projects is not reflected on the Company's consolidated condensed balance sheet. At September 30, 2003, based on the Company's pro rata ownership share of each of the investments, the Company's share of the combined debt balance of $533.6 million would be approximately $193.4 million. However, all such debt is non-recourse to the Company.

     The Company owns a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC ("AELLC"). AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $62.6 million outstanding as of September 30, 2003. The debt is non-recourse to Calpine Corporation (the "AELLC Non-Recourse Financing"). On September 30, 2003, the Company's investment balance was $9.8 million and its notes receivable balance due from AELLC was $12.0 million. On August 8, 2003, AELLC received a letter from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication had declined to extend the dates for the conversion of the construction loan by a certain date. AELLC is currently discussing with the banks a forbearance arrangement until an agreement is reached concerning the extension, conversion or repayment of the debt; however, the outcome is uncertain at this point. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is disclosed in Note 12 "Commitments and Contingencies." IP's complaint has been a complicating factor in converting the construction debt to long term financing.

     The Company also owns a 50% interest in the unconsolidated equity method investee Merchant Energy Partners Pleasant Hill, LLC ("Aries"). Aries owns the 591-MW Aries Power Project located in Pleasant Hill, Missouri, and has construction debt of $190.0 million as of September 30, 2003, that was due on June 26, 2003. Due to the default, the partners were required to contribute their proportionate share of $75 million in additional equity. During the second quarter, the Company drew down $37.5 million under its working capital revolver to fund its equity contribution. The management of Aries is in negotiation with the lenders to extend the debt while it continues to negotiate a term loan for the project. The project is technically in default of its debt agreement until the extension is signed. The Company believes that the project will be able to obtain long-term project financing at commercially reasonable terms. As a result of this event, the Company has reviewed its $59.0 million investment in the Aries project and believes that the investment is not impaired.

     The following details the Company's income and distributions from its investments in unconsolidated power projects (in thousands):

                                                          Income                 Distributions
                                     Ownership  -----------------------   -----------------------
                                     Interest            For the Nine Months Ended September 30,
                                     ---------  -------------------------------------------------
                                                   2003         2002         2003          2002
                                                ----------   ----------   -----------     -------
Acadia Power Plant (1)............     50.0%    $   70,990   $    6,713   $   124,613     $    --
Gordonsville Power Plant..........     50.0%         4,155        4,159         1,050       2,125
Lockport Power Plant (2)..........       --%           --         1,570            --          --
Whitby Cogeneration...............     20.8%           788          438            --          --
Aries Power Plant.................     50.0%          (539)       1,454            --          --
Androscoggin Power Plant..........     32.3%        (5,157)      (2,028)           --          --
Grays Ferry Power Plant...........     40.0%        (1,864)      (1,453)           --          --
Other.............................       --            211         (292)           17          19
                                                ----------   ----------   -----------     -------
   Total..........................              $   68,584   $   10,561   $   125,680     $ 2,144
                                                ==========   ==========   ============    =======

     The Company provides for deferred taxes to the extent that distributions exceed earnings.

(1) On May 12, 2003, the Company completed the restructuring of its interest in Acadia. As part of the transaction, the partnership terminated its 580-MW, 20-year tolling arrangement with a subsidiary of Aquila in return for a cash payment of $105.5 million. Acadia recorded a gain of $105.5 million and then made a $105.5 million distribution to Calpine. Subsequently, CES, a wholly owned subsidiary of Calpine, entered into a new 20-year, 580-MW tolling contract with Acadia. CES will now market all of the output from the Acadia Power Project under the terms of this new contract and an existing 20-year tolling agreement. Cleco will receive priority cash distributions as its consideration for the restructuring. As a result of this transaction, the Company recorded, as its share of the termination payment from the Aquila subsidiary, a $52.8 million gain which was recorded within income from unconsolidated investments in power projects. Due to the restructuring of its interest in Acadia, the Company was required to reconsider its investment in the entity under FIN 46. See Note 2 "Summary of Significant Accounting Policies" for further information.

(2) On March 29, 2002, the Company sold its 11.4% interest in the Lockport Power Plant in exchange for a $27.3 million note receivable, which was subsequently paid in full, from Fortistar Tuscarora LLC, a wholly owned subsidiary of Fortistar LLC, the project's managing general partner. This transaction resulted in a pre-tax gain of $9.7 million recorded in other income.

7.   Discontinued Operations

     As a result of the significant contraction in the availability of capital for participants in the energy sector, the Company has adopted a strategy of conserving its core strategic assets and selectively disposing of certain less strategically important assets, which serves primarily to raise cash for general corporate purposes and strengthen the Company's balance sheet through repayment of debt. Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements for the nine months ended September 30, 2003 and 2002:

Corporate and Other

     On July 31, 2003, the Company completed the sale of its specialty data center engineering business and recorded a pre-tax loss on the sale of $11.6 million.

Oil and Gas Production and Marketing

     On August 29, 2002, the Company completed the sale of certain oil and gas properties ("Medicine River properties") located in central Alberta to NAL Oil and Gas Trust and another institutional investor for Cdn$125.0 million (US$80.1 million). As a result of the sale, the Company recorded a pre-tax gain of $21.9 million in the third quarter 2002.

     On October 1, 2002, the Company completed the sale of substantially all of its British Columbia oil and gas properties to Calgary, Alberta-based Pengrowth Corporation for gross proceeds of approximately Cdn$387.5 million (US$244.3 million). Of the total consideration, the Company received US$155.9 million in cash. The remaining US$88.4 million of consideration was paid by Pengrowth Corporation's purchase in the open market of US$203.2 million in aggregate principal amount of the Company's debt securities. As a result of the transaction, the Company recorded a US$37.4 million pre-tax gain on the sale of the properties and a gain on the extinguishment of debt of US$114.8 million in the fourth quarter 2002. The Company also used approximately US$50.4 million of cash proceeds to repay amounts outstanding under its US$1.0 billion term loan.

     On October 31, 2002, the Company sold all of its oil and gas properties in Drake Bay Field located in Plaquemines Parish, Louisiana for approximately $3 million to Goldking Energy Corporation. As a result of the sale, the Company recognized a pre-tax loss of $0.02 million in the fourth quarter 2002.

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

Summary

     The table below presents significant components of the Company's income from discontinued operations for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                                                     Three Months Ended September 30, 2003
                                                           --------------------------------------------------------
                                                             Electric     Oil and Gas     Corporate
                                                            Generation     Production        and
                                                           and Marketing and Marketing      Other         Total
                                                           ------------- -------------  -------------  ------------
Total revenue............................................  $         --  $         --   $          --  $         --
                                                           ============  ============   =============  ============
Loss on disposal before taxes............................  $         --  $         --   $      (8,277) $     (8,277)
Operating loss from discontinued operations
  before taxes...........................................            --            --           6,372         6,372
                                                           ------------  ------------   -------------  ------------
Loss from discontinued operations, before taxes..........  $         --  $         --   $      (1,905) $     (1,905)
                                                           ============  ============   =============  ============

Loss on disposal, net of tax.............................  $         --  $         --   $      (5,130) $     (5,130)
Operating loss from discontinued operations,
  net of tax.............................................            --            --           4,003         4,003
                                                           ------------  ------------   -------------  ------------
Loss from discontinued operations, net of tax............  $         --  $         --   $      (1,127) $     (1,127)
                                                           ============  ============   =============  ============
                                                                      Nine Months Ended September 30, 2003
                                                           --------------------------------------------------------
                                                             Electric     Oil and Gas     Corporate
                                                            Generation     Production        and
                                                           and Marketing and Marketing      Other         Total
                                                           ------------- -------------  -------------  ------------
Total revenue............................................  $         --  $         --   $          --  $         --
                                                           ============  ============   =============  ============
Loss on disposal before taxes............................  $         --  $         --   $     (11,571) $    (11,571)
Operating loss from discontinued operations
  before taxes...........................................            --            --          (6,917)       (6,917)
                                                           ------------  ------------   -------------  ------------
Loss from discontinued operations, before taxes..........  $         --  $         --   $     (18,488) $    (18,488)
                                                           ============  ============   =============  ============

Loss on disposal, net of tax.............................  $         --  $         --   $      (7,172) $     (7,172)
Operating loss from discontinued operations,
  net of tax.............................................            --            --          (4,099)       (4,099)
                                                           ------------  ------------   -------------  ------------
Loss from discontinued operations, net of tax............  $         --  $         --   $     (11,271) $    (11,271)
                                                           ============  ============   =============  ============
                                                                     Three Months Ended September 30, 2002
                                                           --------------------------------------------------------
                                                             Electric     Oil and Gas     Corporate
                                                            Generation     Production        and
                                                           and Marketing and Marketing      Other         Total
                                                           ------------- -------------  -------------  ------------
Total revenue............................................  $      5,095  $     26,369   $       1,531  $     32,995
                                                           ============  ============   =============  ============
Gain on disposal before taxes............................  $         --  $     21,891   $          --  $     21,891
Operating income (loss) from discontinued operations
  before taxes...........................................         1,243         4,146         (13,765)       (8,376)
                                                           ------------  ------------   -------------  ------------
Income (loss) from discontinued operations, before taxes.  $      1,243  $     26,037   $     (13,765) $     13,515
                                                           ============  ============   =============  ============

                                                                     Three Months Ended September 30, 2002
                                                           --------------------------------------------------------
                                                             Electric     Oil and Gas     Corporate
                                                            Generation     Production        and
                                                           and Marketing and Marketing      Other         Total
                                                           ------------- -------------  -------------  ------------
Gain on disposal, net of tax.............................  $         --  $     13,026   $          --  $     13,026
Operating income from discontinued operations,
  net of tax.............................................           753         3,638          (8,156)       (3,765)
                                                           ------------  ------------   -------------  ------------
Income (loss) from discontinued operations, net of tax...  $        753  $     16,664   $      (8,156) $      9,261
                                                           ============  ============   =============  ============
                                                                      Nine Months Ended September 30, 2002
                                                           --------------------------------------------------------
                                                             Electric     Oil and Gas     Corporate
                                                            Generation     Production        and
                                                           and Marketing and Marketing      Other         Total
                                                           ------------- -------------  -------------  ------------
Total revenue............................................  $     12,057  $     73,931   $       5,359  $     91,347
                                                           ============  ============   =============  ============
Gain on disposal before taxes............................  $         --  $     21,891   $          --  $     21,891
Operating income (loss) from discontinued operations
  before taxes...........................................         3,824        18,260         (13,752)        8,332
                                                           ------------  ------------   -------------  ------------
Income (loss) from discontinued operations, before taxes.  $      3,824  $     40,151   $     (13,752) $     30,223
                                                           ============  ============   =============  ============

Gain on disposal, net of tax.............................  $         --  $     13,026   $          --  $     13,026
Operating income (loss) from discontinued operations,
  net of tax.............................................         2,510        12,812          (8,148)        7,174
                                                           ------------  ------------   -------------  ------------
Income (loss) from discontinued operations, net of tax...  $      2,510  $     25,838   $      (8,148) $     20,200
                                                           ============  ============   =============  ============

     The Company allocates interest expense associated with consolidated non-specific debt to its discontinued operations based on a ratio of the net assets of its discontinued operations to the Company's total consolidated net assets, in accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations" ("EITF Issue No. 87-24"). Also in accordance with EITF Issue No. 87-24, the Company allocated interest expense to its British Columbia oil and gas properties for approximately $50.4 million of debt the Company was required to repay under the terms of its $1.0 billion term loan. For the three and nine months ended September 30, 2002, the Company allocated interest expense of $2.8 million and $5.8 million, respectively, to its discontinued operations. No interest expense was allocated to discontinued operations in 2003.

8.   Derivative Instruments

Commodity Derivative Instruments

     As an independent power producer primarily focused on generation of electricity using gas-fired turbines, the Company's natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and, to a lesser extent, other commodities, the Company enters into derivative commodity instruments. The Company enters into commodity instruments to convert floating or indexed electricity and gas (and to a lesser extent oil and refined product) prices to fixed prices in order to lessen its vulnerability to reductions in electric prices for the electricity it generates and to increases in gas prices for the fuel it consumes in its power plants. The Company seeks to "self-hedge" its gas consumption exposure to an extent with its own gas production position. Any hedging, balancing, or optimization activities that the Company engages in are directly related to the Company's asset-based business model of owning and operating gas-fired electric power plants and are designed to protect the Company's "spark spread" (the difference between the Company's fuel cost and the revenue it receives for its electric generation). The Company hedges exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas, and the Company utilizes derivatives to optimize the returns it is able to achieve from these assets. From time to time the Company has entered into contracts considered energy trading contracts under EITF Issue No. 02-3. However, the Company's traders have low capital at risk and value at risk limits for energy trading, and its risk management policy limits, at any given time, its net sales of power to its generation capacity and limits its net purchases of gas to its fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133.

     The Company also routinely enters into physical commodity contracts for sales of its generated electricity and purchases of natural gas to ensure favorable utilization of generation and production assets. Such contracts often meet the criteria of SFAS No. 133 as derivatives but are generally eligible for the normal purchases and sales exception. Some of those contracts that are not deemed normal purchases and sales can be designated as hedges of the underlying consumption of gas or production of electricity.

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

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at September 30, 2003, for the Company's derivative instruments:

                                                         Interest      Commodity
                                                           Rate        Derivative         Total
                                                        Derivative     Instruments     Derivative
                                                        Instruments        Net         Instruments
                                                       ------------  ---------------  ---------------
Current derivative assets............................  $         --  $       518,088  $       518,088
Long-term derivative assets..........................            --          586,269          586,269
                                                       ------------  ---------------  ---------------
   Total assets......................................  $         --  $     1,104,357  $     1,104,357
                                                       ============  ===============  ===============
Current derivative liabilities.......................  $    (14,490) $      (387,827) $      (402,317)
Long-term derivative liabilities.....................       (24,299)        (555,693)        (579,992)
                                                       ------------  ---------------  ---------------
   Total liabilities.................................  $    (38,789) $      (943,520) $      (982,309)
                                                       ============  ===============  ===============
Net derivative assets (liabilities)..................  $    (38,789) $       160,837  $       122,048
                                                       ============  ===============  ===============

     At any point in time, it is highly unlikely that total net derivative assets and liabilities will equal accumulated OCI, net of tax from derivatives, for three primary reasons:

     o Tax effect of OCI - When the values and subsequent changes in values of derivatives that qualify as effective hedges are recorded into OCI, they are initially offset by a derivative asset or liability. Once in OCI, however, these values are tax effected, thereby creating an imbalance between net OCI and net derivative assets and liabilities.

     o Derivatives not designated as cash flow hedges and hedge ineffectiveness - Only derivatives that qualify as effective cash flow hedges will have an offsetting amount recorded in OCI. Derivatives not designated as cash flow hedges and the ineffective portion of derivatives designated as cash flow hedges will be recorded into earnings instead of OCI, creating a difference between net derivative assets and liabilities and pre-tax OCI from derivatives.

     o Termination of effective cash flow hedges prior to maturity - Following the termination of a cash flow hedge, changes in the derivative asset or liability are no longer recorded to OCI. At this point, an accumulated OCI balance remains that is not recognized in earnings until the forecasted initially hedged transactions occur. As a result, there will be a temporary difference between OCI and derivative assets and liabilities on the books until the remaining OCI balance is recognized in earnings.

     Below is a reconciliation from the Company's net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at September 30, 2003 (in thousands):

Net derivative assets...........................................  $     122,048
Derivatives not designated as cash flow hedges and
  recognized hedge ineffectiveness..............................       (147,803)
Cash flow hedges terminated prior to maturity...................       (183,058)
Deferred tax asset attributable to accumulated other
  comprehensive loss on cash flow hedges........................         85,478
Accumulated OCI from unconsolidated investees...................         (6,052)
                                                                  -------------
Accumulated other comprehensive loss from derivative
  instruments, net of tax (1)...................................  $    (129,387)
                                                                  =============
------------
(1) Amount represents one portion of the Company's total accumulated OCI balance. See Note 9 - "Comprehensive Income (Loss)" for further information.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)" ("FIN 39"). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of September 30, 2003.

                                                   September 30, 2003
                                             -----------------------------
                                                   Gross           Net
                                             -------------   -------------
Current derivative assets..................  $     992,231   $     518,088
Long-term derivative assets................      1,283,040         586,269
                                             -------------   -------------
   Total derivative assets.................  $   2,275,271   $   1,104,357
                                             =============   =============
Current derivative liabilities.............  $    (862,614)  $    (387,827)
Long-term derivative liabilities...........     (1,251,820)       (555,693)
                                             -------------   -------------
   Total derivative liabilities............  $  (2,114,434)  $    (943,520)
                                             =============   =============
   Net commodity derivative assets.........  $     160,837   $     160,837
                                             =============   =============

     The table above excludes the value of interest rate and currency derivative instruments.

     The table below reflects the impact of the Company's derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from unrealized mark-to-market activity of derivatives not designated as hedges of cash flows, for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                                         Three Months Ended September 30,
                              ------------------------------------------------------------------------------------
                                                 2003                                        2002
                              ------------------------------------------- ----------------------------------------
                                   Hedge       Undesignated                   Hedge      Undesignated
                              Ineffectiveness   Derivatives    Total     Ineffectiveness  Derivatives     Total
                              --------------   ------------  ----------  ---------------  -----------  ----------
Natural gas derivatives (1)..    $  (4,370)     $    10,562  $     6,192    $  (2,141)     $ (19,874)  $  (22,015)
Power derivatives (1)........         (115)         (17,007)     (17,122)      (3,072)        14,130       11,058
Interest rate derivatives (2)         (262)              --         (262)        (236)            --         (236)
                                 ---------      -----------  -----------    ---------      ---------   ----------
   Total.....................    $  (4,747)     $    (6,445) $   (11,192)   $  (5,449)     $  (5,744)  $  (11,193)
                                 =========      ===========  ===========    =========      =========   ==========

                                                         Nine Months Ended September 30,
                              ------------------------------------------------------------------------------------
                                                 2003                                        2002
                              ------------------------------------------- ----------------------------------------
                                   Hedge       Undesignated                   Hedge      Undesignated
                              Ineffectiveness   Derivatives    Total     Ineffectiveness  Derivatives     Total
                              --------------   ------------  ----------  ---------------  -----------  ----------
Natural gas derivatives (1)..    $   3,810      $    12,140  $    15,950    $   3,623      $ (30,902)  $  (27,279)
Power derivatives (1)........       (4,753)         (30,118)     (34,871)      (4,297)        25,410       21,113
Interest rate derivatives (2)         (746)              --         (746)        (577)            --         (577)
                                 ---------      -----------  -----------    ---------      ---------   ----------
   Total.....................    $  (1,689)     $   (17,978) $   (19,667)   $  (1,251)     $  (5,492)  $   (6,743)
                                 =========      ===========  ===========    =========      =========   ==========
------------

(1) Recorded within mark-to-market activities, net: unrealized gain (loss) on power and gas transactions, net
(2)  Recorded within Other Income

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings (losses) based on the reclassification adjustment from OCI to earnings for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        2003            2002
                                                   ------------     ------------
Natural gas and crude oil derivatives..........    $      (127)     $   (43,223)
Power derivatives..............................        (30,710)          90,747
Interest rate derivatives......................         (4,166)          (3,260)
Foreign currency derivatives...................           (740)         (10,601)
                                                   -----------      -----------
   Total derivatives...........................    $   (35,743)     $    33,663
                                                   ===========      ===========

                                                Nine Months Ended September 30,
                                                --------------------------------
                                                        2003            2002
                                                   ------------     ------------
Natural gas and crude oil derivatives..........    $    32,037      $  (118,267)
Power derivatives..............................        (86,260)         252,527
Interest rate derivatives......................        (18,259)          (7,734)
Foreign currency derivatives...................         11,089            4,552
                                                   -----------      -----------
   Total derivatives...........................    $   (61,393)     $   131,078
                                                   ===========      ===========

     As of September 30, 2003, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 8 1/4 and 11 1/4 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $69.6 million would be reclassified from accumulated OCI into earnings during the twelve months ended September 30, 2004, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

                                                                                           2008
                              2003       2004          2005       2006        2007        & After      Total
                           ---------- -----------  ----------- ----------- -----------  ----------- -----------
Crude oil OCI...........   $    (518) $       --   $       --  $       --  $       --   $       --  $     (518)
Gas OCI (1).............       7,927      (1,697)     (41,931)      7,004         482        1,197     (27,018)
Power OCI (2)...........      19,138     (27,228)     (37,786)    (28,338)     (1,206)       1,392     (74,028)
Interest rates OCI......      (6,366)    (23,045)     (17,733)    (12,608)     (9,274)     (36,319)   (105,345)
Foreign currency OCI....        (470)     (1,908)      (1,941)     (1,963)     (1,587)         (86)     (7,955)
                           ---------  ----------   ----------  ----------  ----------   ----------  ----------
   Total OCI............   $  19,711  $  (53,878)  $  (99,391) $  (35,905) $  (11,585)  $  (33,816) $ (214,864)
                           =========  ==========   ==========  ==========  ==========   ==========  ==========
----------

(1) Includes fourth quarter 2003 losses from Enron terminated hedges of $49.7 million.
(2) Includes fourth quarter 2003 gains from Enron terminated hedges of $11.2 million.

9.   Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes net income
(loss), unrealized gains and losses from derivative instruments that qualify as hedges, and unrealized gains and losses resulting from the translation of the Company's foreign currency-denominated financial statements into U.S. dollars. The Company reports accumulated other comprehensive loss in its Consolidated Condensed Balance Sheets. The tables below detail the changes in the Company's accumulated OCI balance and the components of the Company's comprehensive income
(loss) (in thousands):

                                                                                                            Comprehensive
                                                                                              Total         Income (Loss)
                                                                                           Accumulated      for the Three
                                                                                              Other          Months Ended
                                                                             Foreign      Comprehensive     March 31, 2003,
                                                            Cash Flow        Currency         Income      June 30, 2003, and
                                                               Hedges       Translation       (Loss)      September 30, 2003
                                                          -------------     -----------   -------------   ------------------
Accumulated other comprehensive loss at January 1, 2003.. $   (224,414)     $  (13,043)   $   (237,457)
Net loss for the three months ended March 31, 2003.......                                                    $   (52,016)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during the
        three months ended March 31, 2003................       27,827
      Reclassification adjustment for loss included in
        net loss for the three months ended
        March 31, 2003...................................       14,249
      Income tax provision for the three months ended
        March 31, 2003...................................      (10,927)
                                                          ------------                    ------------       -----------
                                                                31,149                          31,149            31,149
      Foreign currency translation gain for the three
        months ended March 31, 2003......................                       84,062          84,062            84,062
                                                          ------------      ----------    ------------       -----------
Total comprehensive income for the three months ended
  March 31, 2003.........................................                                                    $    63,195
                                                                                                             -----------
Accumulated other comprehensive income (loss) at
  March 31, 2003......................................... $   (193,265)     $   71,019    $   (122,246)
                                                          ============      ==========    ============
Net loss for the three months ended June 30, 2003........                                                    $   (23,366)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during  the
        three months ended June 30, 2003................. $     47,892
      Reclassification adjustment for loss included in
        net loss for the three months ended
        June 30, 2003....................................       11,401
      Income tax provision for the three months ended
        June 30, 2003....................................      (28,790)
                                                          ------------                    ------------
                                                                30,503                          30,503            30,503
      Foreign currency translation gain for the three
        months ended June 30, 2003.......................                       63,494          63,494            63,494
                                                          ------------      ----------    ------------       -----------

                                                                                                            Comprehensive
                                                                                              Total         Income (Loss)
                                                                                           Accumulated      for the Three
                                                                                              Other          Months Ended
                                                                             Foreign      Comprehensive     March 31, 2003,
                                                            Cash Flow        Currency         Income      June 30, 2003, and
                                                               Hedges       Translation       (Loss)      September 30, 2003
                                                          -------------     -----------   -------------   ------------------
Total comprehensive income for the three months ended
  June 30, 2003..........................................                                                    $    70,631
                                                                                                             -----------
Total comprehensive income for the six months ended
  June 30, 2003..........................................                                                    $   133,826
                                                                                                             ===========
Accumulated other comprehensive income (loss) at June
  30, 2003............................................... $   (162,762)     $  134,513    $    (28,249)
                                                          ============      ==========    ============
Net income for the three months ended September 30, 2003.                                                    $   237,782
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during the
        three months ended September 30, 2003............       17,732
      Reclassification adjustment for loss included in
        net income for the three months ended
        September 30, 2003...............................       35,743
      Income tax provision for the three months ended
        September 30, 2003...............................      (20,100)
                                                          ------------                    ------------
                                                                33,375                          33,375            33,375
      Foreign currency translation loss for the three
        months ended September 30, 2003..................                       (2,044)         (2,044)           (2,044)
                                                          ------------      ----------    ------------      ------------
Total comprehensive income for the three months ended
  September 30, 2003.....................................                                                    $   269,113
                                                                                                             ===========
Total comprehensive income for the nine months ended
  September 30, 2003.....................................                                                    $   402,939
                                                                                                             ===========
Accumulated other comprehensive income (loss)
  at September 30, 2003.................................. $   (129,387)     $  132,469    $      3,082
                                                          ============      ==========    ============

                                                                                                            Comprehensive
                                                                                              Total         Income (Loss)
                                                                                           Accumulated      for the Three
                                                                                              Other          Months Ended
                                                                             Foreign      Comprehensive     March 31, 2002,
                                                            Cash Flow        Currency         Income      June 30, 2002, and
                                                               Hedges       Translation       (Loss)      September 30, 2002
                                                          -------------     -----------   -------------   ------------------
Accumulated other comprehensive loss at January 1, 2002.. $   (180,819)     $  (60,061)   $   (240,880)
Net loss for the three months ended March 31, 2002.......                                                    $   (75,673)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during the
        three months ended March 31, 2002................      130,436
      Reclassification adjustment for gain included in
        net loss for the three months ended
        March 31, 2002...................................      (48,490)
      Income tax provision for the three months ended
        March 31, 2002...................................      (32,034)
                                                          ------------                    ------------
                                                                49,912                          49,912            49,912
      Foreign currency translation loss for the three
        months ended March 31, 2002......................                      (25,171)        (25,171)          (25,171)
                                                          ------------      ----------    ------------       -----------
Total comprehensive loss for the three months ended
  March 31, 2002.........................................                                                    $   (50,932)
                                                                                                             ===========
Accumulated other comprehensive loss at March 31, 2002... $   (130,907)     $  (85,232)   $   (216,139)
                                                          ============      ==========    ============

                                                                                                            Comprehensive
                                                                                              Total         Income (Loss)
                                                                                           Accumulated      for the Three
                                                                                              Other          Months Ended
                                                                             Foreign      Comprehensive     March 31, 2002,
                                                            Cash Flow        Currency         Income      June 30, 2002, and
                                                               Hedges       Translation       (Loss)      September 30, 2002
                                                          -------------     -----------   -------------   ------------------
Net income for the three months ended June 30, 2002......                                                    $    68,321
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during the
        three months ended June 30, 2002................. $     49,035
      Reclassification adjustment for gain included in
        net income for the three months ended
        June 30, 2002....................................      (48,925)
      Income tax benefit for the three months ended
        June 30, 2002....................................        9,490
                                                          ------------                    ------------
                                                                 9,600                           9,600             9,600
      Foreign currency translation gain for the three
        months ended June 30, 2002.......................                       78,776          78,776            78,776
                                                          ------------      ----------    ------------     -------------
Total comprehensive income for the three months ended
  June 30, 2002..........................................                                                    $   156,697
                                                                                                             -----------
Total comprehensive income for the six months ended
  June 30, 2002..........................................                                                    $   105,765
                                                                                                             ===========
Accumulated other comprehensive loss at June 30, 2002.... $   (121,307)     $   (6,456)   $   (127,763)
                                                          ============      ==========    ============
Net income for the three months ended September 30, 2002.                                                    $   151,128
   Cash flow hedges:
      Comprehensive pre-tax loss on cash flow hedges
        before reclassification adjustment during the
        three months ended September 30, 2002............ $    (77,958)
      Reclassification adjustment for gain included in
        net income for the three months ended
        September 30, 2002...............................      (33,663)
      Income tax benefit for the three months ended
        September 30, 2002...............................       32,448
                                                          ------------                    ------------
                                                               (79,173)                        (79,173)          (79,173)
      Foreign currency translation loss for the three
        months ended September 30, 2002..................                      (37,489)        (37,489)          (37,489)
                                                          ------------      ----------    ------------       -----------
Total comprehensive income for the three months ended
  September 30, 2002.....................................                                                    $    34,466
                                                                                                             -----------
Total comprehensive income for the six months ended
  September 30, 2002.....................................                                                    $   140,231
                                                                                                             ===========
Accumulated other comprehensive loss at
  September 30, 2002..................................... $   (200,480)     $  (43,945)   $   (244,425)
                                                          ============      ==========    ============

10.  Counterparties and Customers

     The Company's customer and supplier base is concentrated within the energy industry. As a result, the Company has exposure to trends within the energy industry, including declines in the creditworthiness of its counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. The Company has exposure to two counterparties, NRG Power Marketing, Inc. ("NRG") and Mirant Americas Energy Marketing, L.P. ("Mirant"), which have filed for bankruptcy. Additionally, the Company has exposure to Aquila, Inc. and its affiliate, Aquila Merchant Services, Inc. (collectively "Aquila") and Williams Energy Marketing & Trading Company ("Williams"), which are rated less than investment grade by the credit rating agencies. The Company believes that its credit exposure to other companies in the energy industry is not significant either by individual company or in the aggregate. The table below shows our exposure to the two bankrupt companies, NRG and Mirant, as well as the two largest exposures to below investment grade companies, Aquila and Williams, at September 30, 2003 (in thousands):

                                      Net Accounts
                             Net       Receivable
                         Derivative        and                    Letters of Credit,
                         Assets and     Accounts                   Margin or Other
                         Liabilities    Payable        Reserve         Offsets         Net Exposure
                        ------------  ------------  ------------- ------------------   -------------
NRG...................  $        431  $     12,867  $     (3,162) $         --         $     10,136
Mirant................  $      3,291  $      2,373  $       (472) $       (750)        $      4,442
Aquila................  $     41,008  $       (551) $     (2,416) $    (24,910) (1)    $     13,131
Williams..............  $      6,009  $    (17,745) $       (416) $      3,240  (2)    $     (8,912)
------------

(1) Margin deposit held by the Company on its balance sheet classified as other current liabilities

(2)  Margin deposits held by Williams.

     On May 14, 2003, NRG Energy, Inc. ("NRG") and several affiliates filed chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Southern District of New York. Calpine has filed proofs of claim in the NRG bankruptcy for certain contingent, unliquidated amounts, and pre-bankruptcy petition and post-bankruptcy petition delivery of electric energy by Calpine to NRG for April and the first half of May 2003. At September 30, 2003, the Company had approximately $10.1 million in net exposure.

     On July 14, 2003, Mirant Americas Energy Marketing, L.P. ("Mirant") and several affiliates filed chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the Northern District of Texas. Pursuant to an order entered by the bankruptcy court on July 15, 2003, Mirant has timely made all payments under the Master Power Purchase and Sale Agreement between the parties (the "Master Agreement"), on both pre- and post-petition obligations. The Company has also executed a post-petition assurance agreement (the "Assurance Agreement") with Mirant, covering continued performance of Mirant's post-petition obligations on its contracts with Calpine. Mirant's motion for approval of the Assurance Agreement and the assumption of the Master Agreement was granted by the bankruptcy court on August 27, 2003; therefore, Mirant will be required to continue to timely pay all post-petition obligations under the Master Agreement. Additionally, the post-petition assurance agreement provides certain other protections to Calpine. Calpine's current post-petition exposure to Mirant as of September 30, 2003, is $4.4 million, and Calpine has no pre-petition exposure to Mirant.

     Enron Corporation, and a number of its subsidiaries and affiliates (including Enron North America Corp. ("ENA") and Enron Power Marketing, Inc.
("EPMI")) (collectively "Enron Bankrupt Entities") filed for Chapter 11 bankruptcy protection on December 2, 2001. At the time of the filing, CES was a party to various open energy derivatives, swaps, and forward power and gas transactions stemming from agreements with ENA and EPMI. On November 14, 2001, CES, ENA, and EPMI entered into a Master Netting Agreement, which granted the parties a contractual right to setoff amounts owed between them pursuant to the above agreements. The above agreements were terminated by CES on December 10, 2001. The Master Netting Agreement however remained in place. In October 2002 Calpine and various affiliates filed proofs of claim against the Enron Bankrupt Entities.

     Calpine and Enron reached a final settlement agreement with regard to the Company's terminated trading positions with Enron. The agreement was approved by the Unsecured Creditors' committee on July 24, 2003, and by the Bankruptcy Court on August 7, 2003. The settlement is now final. Under the terms of the settlement agreement, CES will make five monthly installment payments of $19.4 million beginning August 22, 2003, and ending December 22, 2003. The nominal total of the payments to Enron will be $97.0 million ($95.7 million on a discounted basis). Once final payment is made, all claims between the parties relating to these matters will be released and extinguished.

     In connection with this settlement, the Company recorded other revenue of $69.4 million related to settlement of net liabilities associated with terminated derivative positions and receivables and payables with Enron Corporation, and a number of its subsidiaries and affiliates. Prior to reaching final settlement Calpine had recorded a net liability to Enron relating to these transactions. The ultimate obligation to Enron based upon the terms of the final negotiated settlement agreement was less than the net liability Calpine had previously recorded. Calpine recorded the difference as other revenue. The reduction to the previously recorded net liability was the result of giving economic recognition in the settlement to value associated with: 1) commodity contracts that were not given accounting recognition (i.e. in-the-money commodity contracts accounted for as normal purchases and sales), 2) forgiveness of liabilities due to differences in discounting assumptions, and 3) claims recoveries.

     A significant portion of the liability to Enron related to commodity derivatives that had been designated as hedges of price risk associated with Calpine's natural gas consumption, and to a lesser degree, its electric power generation. Under the hedge accounting rules, losses associated with designated hedges are recorded in a company's balance sheet and recognized into earnings when the transactions being hedged occur even if the hedge instruments are terminated prior to the occurrence of the hedged transactions. As of September 30, 2003 Calpine has reclassified losses of approximately $150.8 million into income related to 2003 transactions hedged by Enron derivatives. Most of these losses were recorded as fuel expense consistent with Calpine's policy for classifying gains and losses on designated fuel hedges. Because of the character of the transactions giving rise to the Enron liability, Calpine classified the settlement as other revenue.

11.  Earnings per Share

     Basic earnings per common share ("EPS") were computed by dividing net income by the weighted average number of common shares outstanding for the period. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax interest expense and distribution expense avoided upon conversion. The reconciliation of basic income per common share to diluted income per common share is shown in the following table (in thousands, except per share data).

                                                                          Periods Ended September 30,
                                                      -----------------------------------------------------------------
                                                                      2003                               2002
                                                      --------------------------------  -------------------------------
                                                          Net       Weighted                          Weighted
                                                        Income      Average                Net        Average
                                                        (Loss)       Shares      EPS      Income       Shares     EPS
                                                      -----------   --------   -------  -----------   --------  -------
THREE MONTHS:
Basic earnings per common share:
Income before discontinued operations...............  $   238,909    388,161   $  0.62  $   141,867    376,957  $  0.38
Discontinued operations, net of tax.................       (1,127)        --     (0.01)       9,261         --     0.02
                                                      -----------   --------   -------  -----------   --------  -------
Net income..........................................  $   237,782    388,161   $  0.61  $   151,128    376,957  $  0.40
                                                      ===========   ========   =======  ===========   ========  =======
Diluted earnings per common share:
Common shares issuable upon exercise of stock
  options using treasury stock method...............                   6,789                             5,650
                                                                    --------                          --------
Income before dilutive effect of certain convertible
  securities, discontinued operations
  and cumulative effect of a change in
  accounting principle..............................  $   238,909    394,950   $  0.60  $   141,867    382,607  $  0.37
Dilutive effect of certain convertible securities...       17,788    106,844     (0.09)      14,326     99,377    (0.05)
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle..............................      256,697    501,794      0.51      156,193    481,984     0.32
Discontinued operations, net of tax.................       (1,127)        --        --        9,261         --     0.02
Cumulative effect of a change in accounting
  principle, net of tax.............................           --         --        --           --         --       --
                                                      -----------   --------   -------  -----------   --------  -------
Net income..........................................  $   255,570    501,794   $  0.51  $   165,454    481,984  $  0.34
                                                      ===========   ========   =======  ===========   ========  =======
                                                                          Periods Ended September 30,
                                                      -----------------------------------------------------------------
                                                                      2003                               2002
                                                      --------------------------------  -------------------------------
                                                          Net       Weighted                          Weighted
                                                        Income      Average                Net        Average
                                                        (Loss)       Shares      EPS      Income       Shares     EPS
                                                      -----------   --------   -------  -----------   --------  -------
NINE MONTHS:
Basic earnings per common share:
Income before discontinued operations...............  $   173,142    383,447   $  0.45  $   123,576    346,816  $  0.36
Discontinued operations, net of tax.................      (11,271)        --     (0.03)      20,200         --     0.05
Cumulative effect of a change in accounting
  principle, net of tax.............................          529         --        --           --         --       --
                                                      -----------   --------   -------  -----------   --------  -------
Net income..........................................  $   162,400    383,447   $  0.42  $   143,776    346,816  $  0.41
                                                      ===========   ========   =======  ===========   ========  =======

                                                                          Periods Ended September 30,
                                                      -----------------------------------------------------------------
                                                                      2003                               2002
                                                      --------------------------------  -------------------------------
                                                          Net       Weighted                          Weighted
                                                        Income      Average                Net        Average
                                                        (Loss)       Shares      EPS      Income       Shares     EPS
                                                      -----------   --------   -------  -----------   --------  -------
Diluted earnings per common share:
Common shares issuable exercise of stock
  options using treasury stock method...............                   5,175                             8,761
                                                                    --------                          --------
Income before dilutive effect of certain convertible
  securities, discontinued operations
  and cumulative effect of a change in
  accounting principle..............................  $   173,142    388,622   $  0.45  $   123,576    355,577  $  0.35
Dilutive effect of certain convertible securities...       32,368     83,607     (0.01)          --         --       --
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle..............................      205,510    472,229      0.44      123,576    355,577     0.35
Discontinued operations, net of tax.................      (11,271)        --     (0.03)      20,200         --     0.05
Cumulative effect of a change in accounting
  principle, net of tax.............................          529         --        --           --         --       --
                                                      -----------   --------   -------  -----------   --------  -------
Net income..........................................  $   194,768    472,229   $  0.41  $   143,776    355,577  $  0.40
                                                      ===========   ========   =======  ===========   ========  =======

     Potentially convertible securities and unexercised employee stock options to purchase 12.5 million, 42.0 million, 28.1 million, and 124.8 million shares of the Company's common stock were not included in the computation of diluted shares outstanding during the three and nine months ended September 30, 2003 and 2002, respectively, because such inclusion would be anti-dilutive.

12.  Commitments and Contingencies

     Capital Expenditures - On February 11, 2003, the Company announced a significant restructuring of its turbine agreements which has enabled the Company to cancel up to 131 steam and gas turbines. The Company recorded a pre-tax charge of $207.4 million in the quarter ending December 31, 2002, in connection with fees paid to vendors to restructure these contracts. To date 57 of these turbines have been cancelled, leaving the disposition of 74 turbines still to be determined.

     In July 2003, the Company completed a restructuring of its existing agreements for 20 gas and 2 steam turbines. The new agreement provides for later payment dates, which are in line with the Company's construction program. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery year for the remaining 10 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 74 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 74 turbines.

        Year          Total (in thousands)   Units To Be Delivered
-------------------  ---------------------   ---------------------
2003...............      $     56,963                  2
2004...............           143,935                  8
2005...............            17,737                  -
2006...............             2,516                  -
                         ------------                 --
Total..............      $    221,151                 10
                         ============                 ==

     Litigation - The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to the Company's Consolidated Condensed Financial Statements.

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against the Company and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz vs. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund vs. Calpine Corp., Lukowski vs. Calpine Corp., Hart vs. Calpine Corp., Atchison vs. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp, and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical - they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of the Company's securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about the Company's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding the Company's financial condition. This action names the Company, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the U.S. District Court for the Northern District Court of California. The plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the 1933 Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before our response was due to this amended complaint, the plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and
Section 15 of the Securities Act of 1933 relating to statements regarding the causes of the California energy crisis. We filed a motion to dismiss this consolidated action in early April 2003.

     On August 29, 2003, the judge issued an order dismissing, with leave to amend, all of the allegations set forth in the second amended complaint except for a claim under Section 11 of the Securities Act relating to statements relating to the causes of the California energy crisis and the related increase in wholesale prices contained in the Supplemental Prospectuses for the 2011 Notes. The judge instructed plaintiffs to file a third amended complaint, which they did on October 20, 2003. The third amended complaint names Calpine and three executives as defendants and alleges the Section 11 claim that survived the judges August 29, 2003 order. We consider the lawsuit to be without merit and we intend to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in the California Superior Court, San Diego County. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of the Company's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding the Company's financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on the Company's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief. The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the U.S. District Court Northern District Court of California in May 2003. The plaintiff has sought to have the action remanded to state court. On August 27, 2003, the U.S. District Court for the Southern District of California granted plaintiff's motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors. On November 5, 2003, Calpine filed a motion to dismiss this complaint. The Company considers this lawsuit to be without merit and intends to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the Northern District Court of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that the defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of Shareholder relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. The Company considers these lawsuits to be without merit and intends to vigorously defend against them.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of the Company against its directors and one if its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though the plaintiff may appeal this ruling. In early February 2003 the plaintiff filed an amended complaint. In March 2003 the Company and the individual defendants filed motions to dismiss and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the Court granted the motions to stay this proceeding in favor of the federal securities class actions. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions have been filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003 plaintiff agreed to stay these proceedings in favor of the consolidated federal securities class actions described above and to dismiss without prejudice certain director defendants. On March 4, 2003, the plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice the claims he had against three of the outside directors. We consider this lawsuit to be without merit and intend to continue to defend vigorously against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, the Company sued Automated Credit Exchange ("ACE") in the Superior Court of the State of California for the County of Alameda for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in the Company's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a settlement agreement on March 29, 2002, pursuant to which ACE made a payment to the Company of $7 million and transferred to the Company the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to the Company's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. Ann Sholtz recently stipulated to agree to the consolidation of Anne Sholtz, ACE and other Sholtz entities in the EonXchange bankruptcy proceeding. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Discovery is currently ongoing. Calpine believes that it has valid defenses to this claim and will vigorously defend against this complaint.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the Federal District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The Company had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration. AELLC may commence the arbitration counterclaim after discovery has progressed further. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The Court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond. The Court has a set schedule for disclosure of expert witness and depositions thereof and has tentatively scheduled the case for trial in the first quarter of 2004.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. AELLC has submitted an amended complaint and request for immediate injunctive relief against such actions. The Court heard the motion on April 24, 2003, and ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's Amended Counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On June 30, 2003, AELLC filed a motion to reconsider the order dismissing AELLC's Amended Counterclaim. On October 7, 2003, IP filed a Motion for Summary Judgment on certain damages issues. AELLC as well anticipates filing a Motion for Summary Judgment on certain damages issues forthwith. The case is tentatively scheduled for trial in the first quarter of 2004. The Company believes it has adequately reserved for the possible loss, if any, it may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company ("PG&E") filed with the California Public Utilities Commission ("CPUC") a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("Complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS") . The complaint requests the CPUC to issue an order requiring the defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The Complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The Complaint also alleges that various natural gas consumers, including Company-affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS has also made similar filings, and Calpine is contractually obligated to indemnify LGS for certain losses it may suffer as a result of the Complaint. Calpine has denied the allegations in the Complaint, believes this Complaint to be without merit and intends to vigorously defend its position at the CPUC. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and setting the evidentiary hearing to commence on February 17, 2004. Discovery is currently ongoing.

13.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company's objective to produce at a level of approximately 25% of its fuel consumption requirements from its own natural gas reserves ("equity gas"). Since the Company's oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the following represents reportable segments and their defining criteria. The Company's segments are electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's oil and gas operations. Corporate activities and other consists primarily of financing activities and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES, and interest income, which are allocated based on a ratio of segment assets to total assets.

     The Company evaluates performance based upon several criteria including profits before tax. The financial results for the Company's operating segments have been prepared on a basis consistent with the manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

     Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items, and reclassifications have been made to prior periods to present the allocation consistently.

                               Electric              Oil and Gas
                              Generation             Production
                             and Marketing          and Marketing       Corporate and Other           Total
                        ---------------------- ---------------------- ---------------------- ---------------------
                            2003        2002       2003        2002       2003        2002       2003       2002
                        ----------- ---------- ----------- ---------- ----------- ---------- ---------- ----------
                                                              (In thousands)
For the three months
  ended September 30,
   Revenue from
     external
     customers......... $ 2,655,887 $2,452,845  $   21,661 $   21,262 $    9,579  $      591 $2,687,127 $2,474,698
   Intersegment Revenue          --         --      92,820     46,957         --          --     92,820     46,947
   Segment profit
     (loss)............     118,079    171,248      27,009     17,800    135,741       1,205    280,829    190,253
   Equipment
     cancellation and
     impairment cost...         632     10,884          --         --         --          --        632     10,884
                               Electric              Oil and Gas
                              Generation             Production
                             and Marketing          and Marketing       Corporate and Other           Total
                        ---------------------- ---------------------- ---------------------- ---------------------
                            2003        2002       2003        2002       2003        2002       2003       2002
                        ----------- ---------- ----------- ---------- ----------- ---------- ---------- ----------
                                                              (In thousands)
For the nine months
  ended September 30,
   Revenue from
     external
     customers......... $ 6,966,499 $5,465,386  $   67,115 $   95,264 $   24,083  $    3,127 $7,057,697 $5,563,777
   Intersegment Revenue          --         --     320,529    116,911         --          --    320,529    116,911
   Segment profit
     (loss)............      81,410    228,202      96,107     53,916     17,112    (124,957)   194,629    157,161
   Equipment
     cancellation and
     impairment cost...      19,940    193,555          --         --         --          --     19,940    193,555

                                                                       Corporate,
                                        Electric       Oil and Gas       Other
                                       Generation      Production         and
                                      and Marketing   and Marketing   Eliminations       Total
                                     --------------  --------------   ------------  -------------
                                                             (In thousands)
Total assets:
   September 30, 2003.............   $   23,170,006  $   1,741,134  $   1,125,322  $   26,036,462
   December 31, 2002..............   $   18,587,342  $   1,713,085  $   2,926,565  $   23,226,992

     Intersegment revenues primarily relate to the use of internally procured gas for the Company's power plants. These intersegment revenues have been eliminated in the oil and gas production and marketing segment revenue, but have been included in the segment's measure of income before taxes.

14.  California Power Market

     California Refund Proceeding - On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by San Diego Gas & Electric Company and under Section 206 of the Federal Power Act alleging, among other things, that the markets operated by the California Independent System Operator ("CAISO") and the California Power Exchange ("CalPX") were dysfunctional. In addition to commencing an inquiry regarding the market structure, FERC established a refund effective period of October 2, 2000, to June 19, 2001, for sales made into those markets.

     On December 12, 2002, the Administrative Law Judge issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the

December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company has fully reserved the amount of refund liability that by its analysis would potentially be owed under the refund calculation clarification in the March 26 order. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. The final outcome of this proceeding and the impact on the Company's business is uncertain at this time.

     FERC Investigation into Western Markets - On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. FERC has stated that it may use the information gathered in connection with the investigation to determine how to proceed on any existing or future complaint brought under Section 206 of the Federal Power Act involving long-term power contracts entered into in the West since January 1, 2000, or to initiate a Federal Power Act Section 206 or Natural Gas Act Section 5 proceeding on its own initiative. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report") summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). The FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may potentially be in violation of the CAISO's or CalPX' tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material. On June 25, 2003, FERC rejected various complaints to invalidate certain long-term energy supply contracts.

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

15.  Subsequent Events

     On October 6, 2003, Calpine Power Income Fund ("CPIF") obtained a $120.0 million extendible revolving term credit facility through Calpine Commercial Trust. This facility is split into two tranches and has a three-year term, comprised of a two-year revolving period followed by a one-year term period. One tranche of $90.0 million is available only to finance strategic acquisitions, with the remaining $30.0 million tranche available to CPIF for acquisitions as well as for general corporate purposes.

     On October 15, 2003, the Company closed the initial public offering of Calpine Natural Gas Trust ("CNG Trust"). A total of 18,454,200 trust units were issued at a price of Cdn$10.00 per trust unit for gross proceeds of approximately Cdn$184.5 million (US$139.4 million). CNG Trust acquired select natural gas and petroleum properties from Calpine with the proceeds from the initial public offering, Cdn$61.5 million (US$46.5 million) proceeds from a concurrent issuance of units to a Canadian affiliate of Calpine, and Cdn$40.0 million (US$30.2 million) from bank debt. Net proceeds to Calpine, totaling approximately Cdn$207.9 million (US$157.1 million), will be used for general corporate purposes (all conversions to U.S. dollars based on using an exchange rate of Cdn$1.0 to US$0.7556 as of October 15, 2003). Calpine holds 25 percent of the outstanding trust units of CNG Trust and will participate, by way of investment, in the future business strategy of the trust. The Company will also have the option to purchase up to 100% of CNG Trust's ongoing natural gas and petroleum production.

     On October 20, 2003, Moody's downgraded the rating of the Company's long-term senior unsecured debt from B1 to Caa1 (with a stable outlook) and our senior implied rating from Ba3 to B2 (with a stable outlook). The ratings on the Company's senior unsecured debt, senior unsecured convertible debt and convertible preferred securities were also lowered (with a stable outlook). The Moody's downgrade does not impact the Company's credit agreements, and the Company continues to conduct its business with its usual creditworthy counterparties.

     On October 21, 2003, the syndicate of underwriters fully exercised the over-allotment option that was granted as part of the initial public offering of the CNG Trust. Concurrently, a Canadian affiliate of Calpine maintained its 25 % ownership in CNG Trust by fully exercising its option to acquire 615,140 trust units at Cdn$10.00 per trust unit for cash of approximately Cdn$6.2 million (US$4.7 million) (all conversions to U.S. dollars based on using an exchange rate of Cdn$1.0 to US$0.7579 as of October 21, 2003).

     On November 6, 2003, the Company priced its separate offerings of senior unsecured convertible notes and second priority senior secured notes. The offering includes $400 million of 9.875% Second Priority Senior Secured Notes due 2011, offered at 98.01% of par. This offering is expected to close on November 18, 2003. The Company expects to use the net proceeds from this offering to purchase outstanding senior notes. The other offering includes $600 million of 4.75% Senior Unsecured Convertible Notes due 2023. The securities will be convertible into cash and into shares of Calpine common stock at a price of $6.50 per share, which represents a 38% premium on the November 6, 2003 New York Stock Exchange closing price of $4.71 per Calpine common share. In addition, the Company has granted the initial purchaser an option to purchase an additional $300 million of the senior unsecured convertible notes. This offering is expected to close on November 14, 2003. Net proceeds from this offering will be used to repurchase existing indebtedness.

     On November 7, 2003, S&P's Ratings Services assigned a `B' rating to the Company's planned $400.0 million second priority senior secured notes and a
'CCC+' rating to the Company's planned $600.0 million senior unsecured convertible notes (both with negative outlook).

     On November 7, 2003, the Company completed a $140 million, 15-year, non-recourse term loan for its Blue Spruce Energy Center. Funds from this new term loan were used to repay the outstanding balance under its $106 million non-recourse construction financing for this facility.

     Senior Notes repurchased by the Company subsequent to September 30, 2003, have totaled approximately $11.7 million in aggregate outstanding principal amount at a cost of approximately $8.3 million plus accrued interest to the settlement dates. The Company expects to record a pre-tax gain on these transactions in the amount of $3.2 million, net of write-offs of the associated unamortized deferred financing costs and unamortized premiums or discounts.

     Convertible Senior Notes due 2006 of approximately $25.0 million in aggregate outstanding principal amount were exchanged for 4.8 million shares of Calpine common stock in privately negotiated transactions subsequent to September 30, 2003. The Company expects to record a pre-tax gain on these transactions in the amount of $0.2 million, net of write-offs of the associated unamortized deferred financing costs and unamortized premiums or discounts.

     On November 5, 2003, Panda Energy International, Inc. and certain related parties (collectively "Panda") filed suit against the Company and certain of its affiliates alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to construct and operate the Oneta power plant, which the Company acquired from Panda, in accordance with Panda's original plans. Panda claims to be entitled to a portion of the profits of the Oneta plant and that the Company's alleged failures have reduced the profits from the Oneta plant thereby undermining Panda's ability to repay monies owed to the Company due on December 1, 2003. The Company and Panda have begun discussions regarding this matter. We consider the lawsuit to be without merit and intend to defend vigorously against it.

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements. Such statements include those concerning Calpine Corporation's ("the Company's") expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that produce reduced demand for power, (v) systemic economic slowdowns, which can adversely affect consumption of power by businesses and consumers, (vi) commercial operations of new plants that may be delayed or prevented because of various development and construction risks, such as a failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) cost estimates are preliminary and actual costs may be higher than estimated, (viii) a competitor's development of lower-cost power plants or of a lower cost means of operating a fleet of power plants, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) the successful exploitation of an oil or gas resource that ultimately depends upon the geology of the resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) our estimates of oil and gas reserves may not be accurate,
(xii) the effects on the Company's business resulting from reduced liquidity in the trading and power generation industry, (xiii) the Company's ability to access the capital markets on attractive terms or at all, (xiv) sources and uses of cash are estimates based on current expectations; actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on the Company's business of a lowering of its credit rating (or actions it may take in response to changing credit rating criteria), including, increased collateral requirements, refusal by the Company's current or potential counterparties to enter into transactions with it and its inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) possible future claims, litigation and enforcement actions pertaining to the foregoing or
(xvii) other risks as identified herein. Current information set forth in this filing has been updated to November 13, 2003, and Calpine undertakes no duty to further update this information. All other information in this filing is presented as of the specific date noted and has not been updated since that time.

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

     The information contained in this MD&A section reflects the restatements of the 2002 financial results as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements.

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

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                      ------------------------------  ------------------------------
                                                            2003            2002            2003            2002
                                                      --------------  --------------  --------------  --------------
                                                                       Restated (1)                   Restated (1)
                                                                          (In thousands, except
                                                                       production and pricing data)
Power Plants:
Electricity and steam ("E&S") revenue:
   Energy...........................................  $    1,028,571  $      498,679  $    2,589,226  $    1,557,574
   Capacity.........................................         279,902         402,867         665,182         599,768
   Thermal and other................................         131,583          41,631         380,322         115,547
                                                      --------------  --------------  --------------  --------------
   Subtotal.........................................  $    1,440,056  $      943,177  $    3,634,730  $    2,272,889
Spread on sales of purchased power (2)..............           7,121         218,679          14,542         476,772
                                                      --------------  --------------  --------------  --------------
Adjusted E&S revenues (non-GAAP)....................  $    1,447,177  $    1,161,856  $    3,649,272  $    2,749,661
Megawatt hours produced (in thousands)..............          25,882          23,375          63,213          53,809
All-in electricity price per megawatt hour generated  $        55.91  $        49.71  $        57.73  $        51.10
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

(2) From hedging, balancing and optimization activities related to our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and nine months ended September 30, 2003 and 2002, that represent purchased power and purchased gas sales and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                            Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                      ------------------------------- ------------------------------
                                                            2003            2002            2003            2002
                                                      --------------- --------------- --------------- --------------
                                                                        Restated (1)                    Restated (1)
Total revenue.......................................  $   2,687,127   $   2,474,698   $   7,057,697   $   5,563,777
Sales of purchased power for hedging and optimization       843,013       1,278,520       2,269,102       2,516,727
As a percentage of total revenue....................           31.4%           51.7%           32.2%           45.2%
Sale of purchased gas for hedging and optimization..        305,706         231,893         961,652         664,649
As a percentage of total revenue....................           11.4%            9.4%           13.6%           11.9%
Total cost of revenue ("COR").......................      2,330,973       2,124,146       6,342,211       4,785,630
Purchased power expense for hedging and optimization        835,892       1,059,841       2,254,560       2,039,955
As a percentage of total COR........................           35.9%           49.9%           35.5%           42.6%
Purchased gas expense for hedging and optimization..        293,241         218,443         941,312         671,196
As a percentage of total COR........................           12.6%           10.3%           14.8%           14.0%
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

     The primary reasons for the size of these sales and costs of revenue items include: (a) the significant level of Calpine Energy Services' ("CES's") hedging, balancing and optimization activities; (b) volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying and selling power and gas; (c) the accounting requirements under Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Asset," which require us to show most of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator ("ISO") in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles require us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for the period indicated.

                                                            Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                      ------------------------------  ----------------------------
                                                           2003            2002            2003            2002
                                                      --------------  --------------  --------------  ------------
                                                                       Restated (1)                    Restated (1)
                                                                              (In thousands)
Sales to NEPOOL from power we generated.............  $      88,413   $      97,852   $     258,945   $     211,889
Sales to NEPOOL from hedging and other activity.....         29,375          33,964         117,345          78,770
                                                      -------------   -------------   -------------   -------------
   Total sales to NEPOOL............................  $     117,788   $     131,816   $     376,290   $     290,659
   Total purchases from NEPOOL......................  $      99,159   $     113,659   $     310,025   $     274,838
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Results of Operations

     Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002 (in millions, unless otherwise stated, except for unit pricing information, MW volumes and percentage data).

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Total revenue................................................  $   2,687.1 $   2,474.7  $    212.4       8.6%

     The increase in total revenue is explained by category below.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Electricity and steam revenue................................  $   1,440.1 $     943.2  $    496.9       52.7%
Sales of purchased power for hedging and optimization........        843.0     1,278.5      (435.5)     (34.1)%
                                                               ----------- -----------  ----------
   Total electric generation and marketing revenue...........  $   2,283.1 $   2,221.7  $     61.4        2.8%
                                                               =========== ===========  ==========

     Electricity and steam revenue increased as we completed construction and brought into operation seven new baseload power plants, eight new peaker facilities and three expansion projects subsequent to September 30, 2002. Average megawatts in operation of our consolidated plants increased by 34% to 21,821 MW while generation increased by 11%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 60% in the three months ended September 30, 2003, from 72% in the three months ended September 30, 2002, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $40.35/MWh in 2002 to $55.64/MWh in 2003.

     Sales of purchased power for hedging and optimization decreased in the three months ended September 30, 2003, due primarily to lower volume in the third quarter of 2003.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Oil and gas sales............................................  $      27.9 $      21.8  $      6.1       28.0%
Sales of purchased gas for hedging and optimization..........        305.7       231.9        73.8       31.8%
                                                               ----------- -----------  ----------
   Total oil and gas production and marketing revenue........  $     333.6 $     253.7  $     79.9       31.5%
                                                               =========== ===========  ==========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption increased by $45.8 to $92.8 in 2003. Before intercompany eliminations, oil and gas sales increased by $51.9 to $120.7 in 2003 from $68.8 in 2002 due primarily to 84% higher average realized natural gas pricing in 2003.

     Sales of purchased gas for hedging and optimization increased during 2003 due to a higher price environment.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Realized gain (loss) on power and gas  transactions, net.....  $     (0.1) $       6.9  $     (7.0)   (101.4)%
Unrealized gain (loss) on power
  and gas transactions, net..................................       (10.9)       (11.0)        0.1      (0.9)%
                                                               ----------  -----------  ----------
   Total mark-to-market activities, net......................  $    (11.0) $      (4.1) $     (6.9)    168.3%
                                                               ==========  ===========  ==========

     Total mark-to-market activities, which are shown on a net basis, results from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 02-3") and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled, while unrealized revenue represents changes in the fair value of open contracts, and the ineffective portion of cash flow hedges.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other revenue................................................  $      81.5 $       3.4  $     78.1    2,297.1%

     Other revenue increased during the three months ended September 30, 2003, primarily due to a pre-tax gain of $69.4 in connection with our settlement with Enron, primarily related to the final negotiated settlement of amounts owed under terminated commodity contracts.

     We also realized a $7.2 revenue contribution from Thomassen Turbine Systems ("TTS"), which we acquired in February 2003. This was partially offset by a decline in third party revenue recorded by Power Systems Mfg. LLC ("PSM"), our subsidiary that designs and manufactures certain spare parts for gas turbines, as more of PSM's activity was related to intercompany orders with our power generation segment.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Total cost of revenue........................................  $   2,331.0 $   2,124.1  $    206.9       9.7%

     The increase in total cost of revenue is explained by category below.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Plant operating expense......................................  $     185.1 $     141.2  $     43.9       31.1%
Royalty expense..............................................          7.0         4.7         2.3       48.9%
Purchased power expense for hedging and optimization.........        835.9     1,059.8      (223.9)     (21.1)%
                                                               ----------- -----------  ----------
   Total electric generation and marketing expense...........  $   1,028.0 $   1,205.7  $   (177.7)     (14.7)%
                                                               =========== ===========  ==========

     Plant operating expense increased primarily due to seven new baseload power plants, eight new peaker facilities and three expansion projects being completed subsequent to September 30, 2002.

     Royalty expense increased due to an increase in electric revenues at The Geysers geothermal plants.

     The decrease in purchased power expense for hedging and optimization was due primarily to lower volume in the third quarter of 2003.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Oil and gas production expense...............................  $      23.0 $      21.8  $      1.2        5.5%
Oil and gas exploration expense..............................          1.6         1.2         0.4       33.3%
                                                               ----------- -----------  ----------
   Oil and gas operating expense.............................         24.6        23.0         1.6        7.0%
Purchased gas expense for hedging and optimization...........        293.2       218.4        74.8       34.2%
                                                               ----------- -----------  ----------
      Total oil and gas operating and marketing expense......  $     317.8 $     241.4  $     76.4       31.6%
                                                               =========== ===========  ==========

     Oil and gas production expense increased primarily due to higher production taxes, and treating and transportation costs which were primarily the result of higher oil and gas revenues plus an increase in operating cost and an increase in the Canadian foreign exchange rate in 2003.

     Oil and gas exploration expense increased primarily as a result of higher seismic costs during the three months ended September 30, 2003.

     Purchased gas expense for hedging and optimization increased in the three months ended September 30, 2003, due to a higher price environment.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Fuel expense.................................................  $     800.3 $     525.5  $    274.8       52.3%

     Fuel expense increased for the three months ended September 30, 2003, due to a 11% increase in gas-fired megawatt hours generated and 40% higher gas prices excluding the effects of hedging, balancing and optimization. This was partially offset by increased value of internally produced gas, which is eliminated in consolidation.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Depreciation, depletion and amortization expense.............  $     148.1 $     121.7  $     26.4       21.7%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2002.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other cost of revenue........................................  $       8.4 $       1.4  $      7.0      500.0%

     The increase is primarily due to $5.2 of Thomassen Turbine Systems ("TTS") expense. TTS was acquired in February 2003.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Income from unconsolidated investments in
  power projects.............................................  $     (4.1) $     (10.2) $      6.1      (59.8)%

      The decrease in income is primarily due to a decrease in the earnings generated by the Acadia Energy Center as a result of the termination of the tolling agreement with Aquila Merchant Services, Inc. ("AMS") and a $0.8 decrease in the earnings generated by the Aries Power Project as a result of increased interest expense related to project level debt.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Equipment cancellation and impairment cost...................  $       0.6 $      10.9  $    (10.3)     (94.5)%

     The pre-tax equipment cancellation and impairment charge in the three months ended September 30, 2003, was primarily a result of $0.4 heat recovery steam generator cancellation charges. The pre-tax equipment cancellation and impairment charge in the three months ended September 30, 2002 was primarily a result of $5.0 of impairment write downs associated with certain turbines. We also had $3.7 in equipment cancellation charges and $2.1 in storage charges.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Project development expense..................................  $       3.0 $       7.6  $     (4.6)     (60.5)%

     Project development expense decreased as we placed certain existing development projects on hold and scaled back new development activity.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
General and administrative expense...........................  $      61.8 $      53.4  $      8.4       15.7%

     General and administrative expense increased due to $3.6 of stock-based compensation expense associated with the Company's adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No, 123") effective January 1, 2003, on a prospective basis and due to higher outside consulting expense, and higher cash-based employee compensation costs.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Interest expense.............................................  $     204.7 $     127.8  $     76.9       60.2%

     Interest  expense  increased  primarily  due to  the  new  plants  entering commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $123.2 for the three months ended September 30, 2002, to $98.7 for the three months ended September 30, 2003. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects and suspension of capitalization of interest thereon. The remaining increase relates to an increase in average indebtedness.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Minority interest expense....................................  $       2.6 $       1.5  $      1.1       73.3%

     The increase is primarily due to an increase of $2.4 associated with the Canadian Power Income Fund partially offset by a decrease of $1.0 associated with Calpine Cogeneration Inc.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other income.................................................  $   (197.7) $     (35.5) $   (162.2)     456.9%

     Other income in the three months ended September 30, 2003, is comprised primarily of a $192.2 net pre-tax gain recorded in connection with the redemption of various issuances of debt and preferred securities at a discount and additionally includes an $8.1 foreign exchange translation gain. The income in 2002 consisted primarily of a $38.6 gain on the termination of a power sales agreement and $2.9 in foreign exchange transaction gains. These were partially offset by $4.7 of letter of credit fees and a $3.0 loss on the sale of two turbines.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Provision for income taxes...................................  $      41.9 $      48.4  $     (6.5)     (13.4)%

     The effective rate declined to 15% in 2003 from 25% in 2002 as we trued-up an 11% year-to-date effective rate. This effective rate variance is due to the inclusion of significant permanent items in the calculation of the effective rate, which are fixed in amount and have a significant effect on the effective rates especially as such items become more material to net income.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Discontinued operations, net of tax..........................  $     (1.1) $       9.3  $    (10.4)    (111.8)%

     During the three months ended September 30, 2003, we reclassified certain revenue and expense related to our specialty data center engineering business that we sold/discontinued in the second quarter of 2003. The 2002 activity represents the results of our discontinued operations, which included the specialty engineering business, the DePere Energy Center and Drakes Bay Field, British Columbia and Medicine River oil and gas assets. With the exception of the specialty engineering business, the sales of these assets were completed by December 31, 2002, so their operations are not included in the 2003 activity.

                                                                  Three Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Net income...................................................  $     237.8 $     151.1  $     86.7       57.4%

     Our growing portfolio of operating power generation facilities contributed to an 11% increase in electric generation production for the three months ended September 30, 2003, compared to the same period in 2002. Electric generation and marketing revenue increased 3% for the three months ended September 30, 2003, as electricity and steam revenue increased by $496.9 or 53% as a result of the higher production and higher electricity prices. This was partially offset by a decline in sales of purchased power for hedging and optimization. Overall, we achieved approximately $2,687.1 of revenue for the third quarter of 2003, compared to approximately $2,474.7 for the third quarter of 2002. Operating results for the three months ended September 30, 2003, reflect a decrease in average spark spreads per megawatt-hour compared with the same period in 2002. While we experienced an increase in realized electricity prices in 2003, this was more than offset by higher fuel expense. At the same time, higher realized oil and gas pricing resulted in an increase in oil and gas production margins compared to the prior period. During the quarter, we recorded other revenue of $69.4 in connection with its settlement with Enron, primarily related to the termination of commodity contracts following the Enron bankruptcy.

     Plant operating expense, interest expense and depreciation were higher due to the additional plants in operation. Gross profit for the three months ended September 30, 2003, increased approximately 2%, compared to the same period in 2002. For the three months ended September 30, 2003, overall financial results significantly benefited from $192.2 of net pre-tax gains recorded in connection with the repurchase of various issuances of debt and preferred securities at a discount.

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

     Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002 (in millions, unless otherwise stated, except for unit pricing information, MW volumes and percentage data).

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Total revenue................................................  $   7,057.7 $   5,563.8  $  1,493.9      26.9%

     The increase in total revenue is explained by category below.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Electricity and steam revenue................................  $   3,634.7 $   2,272.9  $  1,361.8      59.9%
Sales of purchased power for hedging and optimization........      2,269.1     2,516.7      (247.6)     (9.8)%
                                                               ----------- -----------  ----------
   Total electric generation and marketing revenue...........  $   5,903.8 $   4,789.6  $  1,114.2      23.3%
                                                               =========== ===========  ==========

     Electricity and steam revenue increased as we completed construction and brought into operation 7 new baseload power plants, 8 new peaker facilities and 3 expansion projects completed subsequent to September 30, 2002. Average megawatts in operation of our consolidated plants increased by 48% to 19,874 MW while generation increased by 17%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 55% in the nine months ended September 30, 2003 from 68% in the nine months ended September 30, 2002, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas, and to a lesser extent due to unscheduled outages caused by equipment problems at certain of our plants in the first half of 2003. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $42.24/MWh in 2002 to $57.50/MWh in 2003.

     Sales of purchased power for hedging and optimization decreased in the nine months ended September 30, 2003, due primarily to lower volume.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Oil and gas sales............................................  $      83.4 $      91.0  $     (7.6)     (8.4)%
Sales of purchased gas for hedging and optimization..........        961.6       664.7       296.9      44.7%
                                                               ----------- -----------  ----------
   Total oil and gas production and marketing revenue........  $   1,045.0 $     755.7  $    289.3      38.3%
                                                               =========== ===========  ==========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption increased by $203.6 to $320.5 in 2003. Before intercompany eliminations, oil and gas sales increased by $196.0 to $403.9 in 2003 from $207.9 in 2002 due primarily to 99.6% higher average realized natural gas pricing in 2003.

     Sales of purchased gas for hedging and optimization increased during 2003 due to a higher price environment.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Realized gain (loss) on power and gas transactions, net......  $      30.2 $      15.3  $     14.9      97.4%
Unrealized gain (loss) on power and gas transactions, net....        (18.9)       (6.2)      (12.7)    204.8%
                                                               ----------- -----------  ----------
   Total mark-to-market activities, net......................  $      11.3 $       9.1  $      2.2      24.2%
                                                               =========== ===========  ==========

     Total mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions not designated as hedges, including positions accounted for as trading under EITF Issue No. 02-3 and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract positions. It increased due to favorable power and gas price movements. Realized revenue represents the portion of contracts actually settled, while unrealized revenue represents changes in the fair value of open contracts, and the ineffective portion of cash flow hedges.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other revenue................................................  $      97.6 $       9.4  $     88.2     938.3%

     Other revenue increased during the nine months ended September 30, 2003, primarily due to a $69.4 pre-tax gain in connection with our settlement with Enron, primarily related to the final negotiated settlement of amounts owed under the terminated commodity contracts.

     We also realized $16.3 of revenue from Thomassen Turbine Systems, ("TTS"), which we acquired in February 2003. Additionally our recently formed Calpine Power Services unit contributed revenues of $4.9 in 2003.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Total cost of revenue........................................  $   6,342.2 $   4,785.6  $  1,556.6      32.5%

     The increase in total cost of revenue is explained by category below.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Plant operating expense......................................  $     514.5 $     376.0  $    138.5      36.8%
Royalty expense..............................................         18.8        13.1         5.7      43.5%
Purchased power expense for hedging and optimization.........      2,254.6     2,040.0       214.6      10.5%
                                                               ----------- -----------  ----------
   Total electric generation and marketing expense...........  $   2,787.9 $   2,429.1  $    358.8      14.8%
                                                               =========== ===========  ==========

     Plant operating expense increased due to seven new baseload power plants, eight new peaker facilities and three expansion projects being completed subsequent to September 30, 2002. In addition, during the nine months ended September 30, 2003, we recorded reserves of $6.6 for generator and turbine combustor equipment repairs after reaching agreement with a vendor, which accepted responsibility for most of the total costs incurred.

     Royalty expense increased due to an increase in electric revenues at The Geysers geothermal plants.

     The increase in purchased power expense for hedging and optimization was due primarily to higher electricity prices in 2003.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Oil and gas production expense...............................  $      68.8 $      61.4  $      7.4      12.1%
Oil and gas exploration expense..............................         10.5         6.0         4.5      75.0%
                                                               ----------- -----------  ----------
   Oil and gas operating expense.............................         79.3        67.4        11.9      17.7%
Purchased gas expense for hedging and optimization...........        941.3       671.2       270.1      40.2%
                                                               ----------- -----------  ----------
      Total oil and gas operating and marketing expense......  $   1,020.6 $     738.6  $    282.0      38.2%
                                                               =========== ===========  ==========

     Oil and gas production expense increased primarily due to higher production taxes, and treating and transportation costs which were primarily the result of higher oil and gas revenues plus an increase in operating cost and an increase in the Canadian foreign exchange rate in 2003.

     Oil and gas exploration expense increased primarily as a result of expensing $4.5 of dry hole drilling costs during the nine months ended September 30, 2003.

     Purchased gas expense for hedging and optimization increased in the nine months ended September 30, 2003, due to a higher price environment.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Fuel expense.................................................  $   2,005.9 $   1,208.3  $    797.6      66.0%

     Fuel expense increased for the nine months ended September 30, 2003 due to a 17.5% increase in gas-fired megawatt hours generated and 48.2% higher gas prices excluding the effects of hedging, balancing and optimization, which was partially offset by increased usage of internally produced gas, which is eliminated in consolidation.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Depreciation, depletion and amortization expense.............  $     423.0 $     320.3  $    102.7      32.1%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2002.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other cost of revenue........................................  $      20.5 $       4.5  $     16.0     355.6%

     The increase is primarily due to $11.3 of TTS expense. TTS was acquired in February 2003.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Income from unconsolidated investments in
  power projects.............................................  $    (68.6) $     (10.6) $    (58.0)    547.2%

     The increase is primarily due to a $52.8 gain recognized on the termination of the tolling arrangement with AMS on the Acadia Energy Center (see Note 6 of the Notes to Consolidated Condensed Financial Statements) and due to $18.2 in operating earnings generated by this facility. This facility went operational in August of 2002.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Equipment cancellation and impairment charge.................  $      19.9 $     193.6  $   (173.7)    (89.7)%

     In the nine months ended September 30, 2003, the pre-tax equipment cancellation and impairment charge was primarily a result of a loss of $17.2 in connection with the sale of two turbines and also commitment cancellation costs and storage and suspension costs for unassigned equipment. The pre-tax equipment cancellation and impairment charge in the nine months ended September 30, 2002, was primarily a result of the 35 steam and gas turbine order cancellations and the cancellation of certain other equipment based primarily on forfeited prepayments made in prior periods.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Project development expense..................................  $      14.1 $      29.5  $    (15.4)    (52.2)%

     Project development expense decreased as we placed certain existing development projects on hold and scaled back new development activity. Additionally, impairment write-offs of capitalized project costs decreased to $3.4 in the nine months ended September 30, 2003, from $6.2 in the prior year.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
General and administrative expense...........................  $     179.3 $     163.6  $     15.7       9.6%

     The increase is due primarily to $12 of stock-based compensation expense associated with the Company's adoption of SFAS No. 123 prospectively effective January 1, 2003.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Interest expense.............................................  $     496.5 $     280.6  $    215.9      76.9%

     Interest  expense  increased  primarily  due to  the  new  plants  entering commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $457.3 for the nine months ended September 30, 2002, to $333.7 for the nine months ended September 30, 2003. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed, and, to a lesser extent, as a result of suspension of certain of our development projects and suspension of capitalization of interest thereon. The remaining increase relates to an increase in average indebtedness and an increase in the amortization of terminated interest rate swaps.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Interest income..............................................  $     (27.8)$     (32.8) $      5.0     (15.2)%

     The decrease is primarily due to lower cash balances and lower interest rates in 2003.

                                                                  Nine Months Ended
                                                                     September 30,
                                                                   2003        2002       $ Change    % Change
                                                               ----------- ------------ ----------- ----------
                                                                           Restated (1)
Minority interest expense....................................  $      10.2 $       1.9  $      8.3     436.8%

     The increase is primarily due to an increase of $9.0 associated with the Canadian Power Income Fund.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Other income.................................................  $    (149.4)$     (51.8) $    (97.6)    188.4%

     Other income in the nine months ended September 30, 2003, is comprised primarily of $199.0 net pre-tax gain recorded in connection with the repurchase of various issuances of debt and preferred securities at a discount. This income was offset primarily by $36.2 of foreign exchange translation losses, and $10.5 of letter of credit fees. The foreign exchange translation losses recognized into income were mainly due to a strong Canadian dollar in the nine-month period. In 2002 we recorded a $38.6 gain on the termination of a power sales agreement, a $9.7 gain from the sale of our interest in the Lockport facility, $7.0 of partial recovery from Automated Credit Exchange for losses incurred on reclaim trading credit transactions, and a gain of $3.5 from the repurchase of our Zero-Coupon Convertible Debentures Due 2021 at a discount. These gains were partially offset by letter of credit fees of $11.0, foreign exchange translation losses of $1.0, and $3.6 for cost of a forfeited deposit on an asset purchase that did not close in 2002.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Provision for income taxes...................................  $      21.5 $      33.6  $    (12.1)    (36.0)%

     For the nine months ended September 30, 2003, the effective rate declined to 11% from 21 % for the nine months ended 2002. This effective rate variance is due to the inclusion of significant permanent items in the calculation of the effective rate, which are fixed in amount and have a significant effect on the effective rates especially as such items become more material to net income.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Discontinued operations, net of tax..........................  $     (11.3)$      20.2  $    (31.5)   (155.9)%

     During the nine months ended September 30, 2003, we sold our specialty data center engineering business, reflecting the soft market for data centers for the foreseeable future. The 2002 discontinued operations activity included the specialty engineering business, the DePere Energy Center as well as the Drakes Bay Field, British Columbia and Medicine River oil and gas assets. With the exception of the specialty engineering business, the sales of these assets were completed by December 31, 2002; therefore, their results are not included in the 2003 activity.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Cumulative effect of a change in accounting principle,
  net of tax.................................................  $       0.5 $        --  $      0.5     100.0%

     The cumulative effect of a change in accounting principle represents a gain, net of tax effect from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003        2002      $ Change    % Change
                                                               ----------- -----------  ----------  ----------
                                                                           Restated (1)
Net income...................................................  $     162.4 $     143.8  $     18.6      12.9%

     Our growing portfolio of operating power generation facilities contributed to a 17% increase in electric generation production for the nine months ended September 30, 2003, compared to the same period in 2002. Electric generation and marketing revenue increased 23% for the nine months ended September 30, 2003, as electricity and steam revenue increased by $1,361.8 or 60%, as a result of the higher production and higher electricity prices. This was partially offset by a decline in sales of purchased power for hedging and optimization. Operating results for the nine months ended September 30, 2003, reflect a decrease in average spark spreads per megawatt-hour compared with the same period in 2002. While we experienced an increase in realized electricity prices in 2003, this was more than offset by higher fuel expense. At the same time, higher realized oil and gas pricing resulted in an increase in oil and gas production margins compared to the prior period. During the nine months of 2003, we recorded other revenue of $69.4 in connection with its settlement with Enron, primarily related to the termination of commodity contracts following the Enron bankruptcy.

     Plant operating expense, interest expense and depreciation were higher due to the additional plants in operation. Gross profit for the nine months ended September 30, 2003, decreased approximately 8%, compared to the same period in 2002. For the nine months ended September 30, 2003, overall financial results significantly benefited from $199.0 of net pre-tax gains recorded in connection with the repurchase of various issuances of debt and preferred securities at a discount.

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Liquidity and Capital Resources

     General - Beginning in the latter half of 2001, and continuing through 2002 and into 2003, there has been a significant contraction in the availability of capital for participants in the energy sector, although a more favorable climate for refinancings has been observed in 2003. This contraction has been due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a surplus of electric generating capacity in certain markets. Contracting credit markets and decreased spark spreads have adversely impacted our liquidity and earnings. While we have been able to access the capital and bank credit markets, it has been on significantly different terms than in the past. We recognize that terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program for 2002 and 2003 to enable us to conserve our available capital resources. We have refinanced all of our debt facilities of significance coming due in 2003 and the first half of 2004. The obligations coming due in the second half of 2004 and our plan for refinancing or extending them are discussed below.

     To date, we have obtained cash from our operations; borrowings under our term loan and revolving credit facilities; issuance of debt, equity, trust preferred securities and convertible debentures; proceeds from sale/ leaseback transactions, sale or partial sale of certain assets, contract monetizations and project financing. We have utilized this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities at CES, and meet our other cash and liquidity needs. Our business is capital intensive. Our ability to capitalize on growth opportunities is dependent on the availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. Our strategy is also to reinvest our cash from operations into our business development and construction program or to use it to reduce debt, rather than to pay cash dividends. As discussed below, we have a liquidity-enhancing program underway to fund the completion of our current construction portfolio, for refinancing and for general corporate purposes.

     In May and June 2003 our $950 million in secured working capital revolving credit facilities matured and were extended, ultimately to July 16, 2003. On July 16, 2003, the Company closed a $3.3 billion term loan and second-priority senior secured notes offering ("notes offering") and repaid the outstanding balance on the revolving credit facilities. We also repaid the $949.6 million in funded borrowings outstanding under our $1.0 billion secured term credit facility which was to mature in May 2004. We have also retired nearly $1.4 billion under various debt and preferred securities issuances in 2003 primarily with proceeds of the notes offering but also through debt and preferred securities for equity swaps.

     In November 2003 our $1.0 billion secured revolving construction financing facility through Calpine Construction Finance Company, L.P. was scheduled to mature. On August 14, 2003, the Company's wholly owned subsidiaries, Calpine Construction Finance Company, L.P. ("CCFC I") and CCFC Finance Corp., closed $750 million institutional term loan and secured notes offering. On September 25, 2003, CCFC I and CCFC Finance Corp. closed on a $50 million secured notes offering. This financing represented an add-on to the $750 million CCFC I offering completed on August 14, 2003. Net proceeds from these offerings were used to refinance the majority of the $930.1 million outstanding at June 30, 2003, under the CCFC I project financing. The remainder of the facility was repaid from cash proceeds from the notes offering.

     In November 2004 our $2.5 billion secured revolving construction financing facility through Calpine Construction Finance Company II, LLC ("CCFC II") will mature, requiring us to refinance this indebtedness. As of September 30, 2003, there was $2,167.9 million outstanding under this facility. We intend to refinance or extend this facility sometime in 2004, prior to its expiration. Since this facility bears a very low interest rate, it is not economical to refinance it too far in advance of its expiration. Our ability to refinance this indebtedness will depend, in part, on events beyond our control, including the significant contraction in the availability of capital for participants in the energy sector, and actions taken by rating agencies.

     The holders of our 4% Convertible Senior Notes Due 2006 ("convertibles") have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect such a repurchase with cash, shares of Calpine stock or a combination of the two. In 2003 we have retired in the open market approximately $177.0 million of the outstanding principal amount primarily with the proceeds of the notes offering discussed above.

     On November 6, 2003, we priced our separate offerings of senior unsecured convertible notes and second priority senior secured notes. The offering includes $400 million of 9.875% Second Priority Senior Secured Notes due 2011, offered at 98.01% of par. This offering is expected to close on November 18, 2003. We expect to use the net proceeds from this offering to purchase outstanding senior notes. The other offering includes $600 million of 4.75% Senior Unsecured Convertible Notes due 2023. The securities will be convertible into cash and into shares of Calpine common stock at a price of $6.50 per share, which represents a 38% premium on the November 6, 2003 New York Stock Exchange closing price of $4.71 per Calpine common share. In addition, we have granted the initial purchaser an option to purchase an additional $300 million of the senior unsecured convertible notes. This offering is expected to close on November 14, 2003. Net proceeds from this offering will be used to repurchase existing indebtedness.

     In addition, $238.5 million of our outstanding Remarketable Term Income Deferrable Equity Securities ("HIGH TIDES") are scheduled to be remarketed no later than November 1, 2004, $360.0 million of our HIGH TIDES are scheduled to be remarketed no later than February 1, 2005 and $517.5 million of our HIGH TIDES are scheduled to be remarketed no later than August 1, 2005. In the event of a failed remarketing, the relevant HIGH TIDES will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES would not have an effect on our liquidity position, it would impact our calculation of diluted earnings per share.

     We expect to have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and project financing markets, sale of certain assets and cash balances to satisfy all obligations under our other outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months.

     Cash Flow Activities - The following table summarizes our cash flow activities for the periods indicated:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    2003            2002
                                                                              --------------- --------------
                                                                                                Restated (1)
                                                                                      (In thousands)
Beginning cash and cash equivalents.........................................  $      579,486  $    1,594,144
Net cash provided by (used in):
   Operating activities.....................................................         171,332         799,370
   Investing activities.....................................................      (1,836,581)     (3,242,777)
   Financing activities.....................................................       2,046,489       1,573,698
   Effect of exchange rates changes on cash and cash equivalents............           8,946           2,277
                                                                              --------------  --------------
   Net increase (decrease) in cash and cash equivalents.....................         390,186        (867,432)
                                                                              --------------  --------------
Ending cash and cash equivalents............................................  $      969,672  $      726,712
                                                                              ==============  ==============
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

     Operating activities for the nine months ended September 30, 2003, provided net cash of $171.3 million, compared to $799.4 million for the same period in 2002. The decrease in operating cash flow between periods is primarily due to the working capital funding requirements. During the nine months ended September 30, 2003, working capital used approximately $635.5 million, as compared to $81.1 million in the same period last year. The growth in short term assets such as margin deposits and accounts receivable accounted for the majority of this difference, which is the result of hedging activities, the overall growth in our revenues, and the timing of receivables collections. For example, the collection from escrow of approximately $222.3 million in 2002 for the PG&E past due pre-petition  receivables  that  were  sold to a third  party in  December  2001 augmented operating cash flow in 2002 when compared to 2003. Excluding the effects of working capital reflected as "Changes in operating assets and liabilities, net of effects of acquisitions," our operating cash flow decreased by approximately $73.6 million. Although average spark spreads were lower in 2003 than in 2002, increased electrical generation resulted in higher revenues, and subsequently, higher receivables balances. Similarly, natural gas price increases benefited our oil and gas operating results on similar production. Additionally, in 2003, we received $105.5 million from the Acadia joint venture, following the termination of the power purchase agreement with Aquila and the restructuring of our interest in the joint venture. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion.

     Investing activities for the nine months ended September 30, 2003, consumed net cash of $1,836.6 million, as compared to $3,242.8 million in the same period of 2002. In both periods, capital expenditures represent the majority of investing cash outflows. The decrease between periods is due to the completion of construction on several facilities during 2002 and 2003, and due to our revised capital expenditure program, which has reduced capital investments in 2003.

     Financing activities for the nine months ended September 30, 2003, provided $2,046.5 million, compared to $1,573.7 million in the prior year. Current year cash inflows are primarily the result of several financing transactions, including $3.5 billion from the issuance of senior notes during the third quarter, $802.2 million from the Power Contract Financing, L.L.C. ("PCF") financing transaction, $785.5 million from the refinancing of our CCFC I credit facility, $301.7 million from the issuance of secured notes by our wholly owned subsidiary Gilroy Energy Center ("GEC") LLC, $126.5 million from secondary trust unit offerings from our Canadian Income Trust, $82.8 million from the monetization of one of our power sales agreements, $82.0 million, $88.0 million, and $74.0 million from the sales of preferred interests in the cash flows of our King City, Auburndale, and GEC Holdings, LLC facilities and additional borrowings under our revolvers. This was partially offset by financing costs and $4.2 billion in debt repayments and repurchases. We expect that the significant financing transactions will allow us to continue to retire short term debt and will also enable us to make further repurchases of other long term securities. In the same period of 2002, financing inflows were comprised of $754.9 million from the issuance of common stock, and $2,062.3 million in debt financing, partially offset by the use of $869.7 million used to repay our Zero Coupon Convertible Debentures Due 2021, in addition to other repayments of project financing.

     Counterparties and Customers - As of September 30, 2003, we had collection exposures after established reserves from certain of our counterparties as follows: approximately $10.1 million with NRG Power Marketing, Inc.; approximately $13.1 million with Aquila, Inc. and its affiliate, Aquila Merchant Services, Inc. and approximately $4.4 million with Mirant Americas Energy Marketing, L.P. While we cannot predict the likelihood of default by our customers, we are continuing to closely monitor our positions and will adjust the values of the reserves as conditions dictate. See Note 10 of the Notes to Consolidated Condensed Financial Statements for more information.

     Enron Corporation, Inc., and a number of its subsidiaries and affiliates (including Enron North America Corp. ("ENA") and Enron Power Marketing, Inc.
("EPMI")) (collectively "Enron Bankrupt Entities") filed for Chapter 11 bankruptcy protection on December 2, 2001. At the time of the filing, CES was a party to various open energy derivatives, swaps, and forward power and gas transactions stemming from agreements with ENA and EPMI. On November 14, 2001, CES, ENA, and EPMI entered into a Master Netting Agreement, which granted the parties a contractual right to setoff amounts owed between them pursuant to the above agreements. The above agreements were terminated by CES on December 10, 2001. The Master Netting Agreement however remained in place. In October 2002 Calpine and various affiliates filed proofs of claim against the Enron Bankrupt Entities.

     Calpine and Enron reached a final settlement agreement with regard to the Company's terminated trading positions with Enron. The agreement was approved by the Unsecured Creditors' committee on July 24, 2003, and by the Bankruptcy Court on August 7, 2003. The settlement is now final. Under the terms of the settlement agreement, CES will make five monthly installment payments of $19.4 million beginning August 22, 2003, and ending December 22, 2003. The nominal total of the payments to Enron will be $97.0 million ($95.7 million on a discounted basis). Once final payment is made, all claims between the parties relating to these matters will be released and extinguished.

     In connection with this settlement, we recorded a pretax gain of $69.4 million related to settlement of net liabilities associated with terminated derivative positions and receivables and payables with Enron Corporation, and a number of its subsidiaries and affiliates. Prior to reaching final settlement, we had recorded a net liability to Enron relating to these transactions. The ultimate obligation to Enron based upon the terms of the final negotiated settlement agreement was less than the net liability we had previously recorded. We recorded the difference as other revenue. The reduction to the previously recorded net liability was the result of giving economic recognition in the settlement to value associated with: 1) commodity contracts that were not given accounting recognition (i.e. in-the-money commodity contracts accounted for as normal purchases and sales), 2) forgiveness of liabilities due to differences in discounting assumptions, and 3) claims recoveries.

     A significant portion of the liability to Enron related to commodity derivatives that had been designated as hedges of price risk associated with our natural gas consumption, and to a lesser degree, our electric power generation. Under the hedge accounting rules, losses associated with designated hedges are recorded in a company's balance sheet and recognized into earnings when the transactions being hedged occur even if the hedge instruments are terminated prior to the occurrence of the hedged transactions. As of September 30, 2003, we had reclassified losses of approximately $150.8 million into income related to 2003 transactions hedged by Enron derivatives. Most of these losses were recorded as fuel expense consistent with our policy for classifying gains and losses on designated fuel hedges. Because of the character of the transactions giving rise to the Enron liability, we classified the gain on the settlement as other revenue.

     We have a note receivable from Pacific Gas and Electric Company ("PG&E") and are receiving our monthly note repayments of approximately $1.7 million as scheduled per the contract, as well as current payments on our trade receivables. See Note 10 of the Notes to Consolidated Financial Statements in our 2002 Form 10-K, updated by the Company's Form 8-K, filed on October 23, 2003, for more information on our contract activity with PG&E. On October 30, 2003, we entered into an agreement to sell this note receivable at a discount of approximately $25 million, subject to obtaining certain third-party consents within a specified time period. The proceeds are expected to be used primarily to repurchase certain of our outstanding debt securities at a discount. The final terms of the sale, including the purchase price, will be disclosed following the actual closing of the sale.

     Letter of Credit Facilities - At September 30, 2003 and December 31, 2002, we had approximately $453.7 million and $685.6 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management, and other operational and construction activities. Of the total letters of credit outstanding, $326.0 million and $573.9 million, respectively, were issued under the working capital facility and the cash collateral facility at September 30, 2003 and under the working capital facility at December 31, 2002.

     CES Margin Deposits and Other Credit Support - As of September 30, 2003 and December 31, 2002, CES had deposited net amounts of $179.0 million and $25.2 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $20.3 million and $106.1 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement as well as risk management activities it conducts on the Company's behalf. The amount of credit support required to support CES's operations is a function primarily of the changes in fair value of commodity contracts that CES has entered into and our credit rating.

     Contractual Obligations - Our contractual obligations as of September 30, 2003, are as follows (in thousands):

                                          October
                                          Through
                                         December
       Contractual Obligations              2003        2004        2005        2006        2007     Thereafter      Total
   ------------------------------       ----------- -----------  ---------- -----------  ---------- ------------  -----------
   Notes payable and borrowings
     under lines of credit
     and term loan (1)................  $   36,046  $  255,539   $ 193,274  $  197,214   $  150,813 $   437,266   $ 1,270,152
   Capital lease obligation (1).......         502       3,733       4,406       5,468        5,980     177,857       197,946
   Construction/project financing (1).      10,835   2,233,411      61,888      66,064      205,815   1,590,390     4,168,403
   Convertible Senior Notes Due
     2006 (2).........................          --          --          --   1,047,996           --          --     1,047,996
   Other Senior Notes (2).............          --          --     224,630     381,165      373,628   4,783,638     5,763,061
   Second Priority Senior Secured            3,125      12,500      12,500      12,500    1,209,375   2,050,000     3,300,000
     Notes (2)........................
   First Priority Senior Secured
     Notes (2)........................         500       2,000       2,000       2,000      193,500          --       200,000

                                        ----------  ----------   ---------  ----------   ---------- -----------   -----------
      Total Senior Notes..............       3,625      14,500     239,130     395,665    1,776,503   6,833,638     9,263,061
   Total operating lease..............      38,140      96,688      83,169      81,772       82,487   1,393,364     1,775,620
   Turbine commitments................      56,963     143,935      17,737       2,516           --          --       221,151
   HIGH TIDES.........................          --          --          --          --           --   1,116,000     1,116,000
                                        ----------  ----------   ---------  ----------   ---------- -----------   -----------
         Total........................  $  146,111  $2,747,806   $ 599,604  $1,796,695   $2,221,598 $11,548,515   $19,060,329
                                        ==========  ==========   =========  ==========   ========== ===========   ===========
------------

(1) Structured as an obligation(s) of certain subsidiaries of Calpine Corporation without recourse to Calpine Corporation. However, default on these instruments could potentially trigger cross-default provisions in the Company's recourse financings.

(2)  An obligation of or with recourse to Calpine Corporation.

     We repurchased debt securities during the three months ended September 30, 2003, of approximately $1.2 billion in aggregate outstanding principal amount at a cost of $992.1 million plus accrued interest to the settlement dates. We recorded a pre-tax gain on these transactions in the amount of $185.1 million, net of write-offs of unamortized deferred financing costs and the associated unamortized premiums or discounts.

     Debt and preferred securities totaling $157.5 million in aggregate outstanding principal amount were exchanged for 25.2 million shares of Calpine common stock in privately negotiated transactions during the three months ended September 30, 2003. We recorded a pre-tax gain on these transactions in the amount of $22.6 million, net of write-offs of unamortized deferred financing costs and the associated unamortized premiums or discounts associated with the issuance of these Senior Notes and preferred securities.

     We repurchased Senior Notes subsequent to September 30, 2003, totaling approximately $11.7 million in aggregate outstanding principal amount at a cost of approximately $8.3 million plus accrued interest to the settlement dates. We expect to record a pre-tax gain on these transactions in the amount of $3.2 million, net of write-offs of the associated unamortized deferred financing costs and unamortized premiums or discounts.

     Convertible Senior Notes due 2006 totaling $25.0 million in aggregate outstanding principal amount were exchanged for 4.8 million shares of Calpine common stock in privately negotiated transactions subsequent to September 30, 2003. We expect to record a pre-tax gain on these transactions in the amount of $0.2 million, net of write-offs of the associated unamortized deferred financing costs and unamortized premiums or discounts.

     Our senior notes indentures and our credit facilities contain financial and other restrictive covenants. Any failure to comply could give holders of debt under the relevant instrument the right to accelerate the maturity of all debt outstanding thereunder if the default was not cured or waived. In addition, holders of debt under other instruments typically would have cross-acceleration provisions, which would permit them also to elect to accelerate the maturity of their debt if another debt instrument was accelerated upon the occurrence of such an uncured event of default.

     In July 2003 we completed a restructuring of our agreements with Siemens Westinghouse Power Corporation for 20 gas and 2 steam turbines. The new agreement provides for later payment dates, which are in line with our construction program. The table above sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery year for the remaining 10 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 74 gas and steam turbines. The table above does not include payments that would result if we were to release for manufacturing any of these remaining 74 turbines.

     One of our wholly owned subsidiaries, South Point Energy Center, LLC, leases the 530-MW South Point power facility located in Arizona, pursuant to certain facility lease agreements. We became aware that a technical default had occurred under such facility lease agreements as a result of an inadvertent pledge of the ownership interests in such subsidiary granted pursuant to certain separate loan facilities entered into by us. The South Point facility lease was entered into as part of a larger transaction, which also involved the lease by two of our other subsidiaries of the following two power facilities: the 850-MW Broad River power facility located in South Carolina, and the 520-MW RockGen power facility located in Wisconsin. As all three lease transactions were part of the same overall transaction, the facility lease agreements for Broad River and RockGen contain cross-default provisions to the South Point facility lease agreements and, therefore, a technical default also existed under the Broad River and RockGen facility lease agreements. However, upon the release of the inadvertent South Point pledge, which occurred in September 2003, the defaults under the Broad River, RockGen and South Point facility lease agreements were cured.

     We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC ("AELLC"). AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $62.6 million outstanding as of September 30, 2003. The debt is non-recourse to Calpine Corporation (the "AELLC Non-Recourse Financing"). On September 30, 2003, our investment balance was $9.8 million and our notes receivable balance due from AELLC was $12.0 million. On August 8, 2003, AELLC received a letter from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication has declined to extend the dates for the conversion of the construction loan by a certain date. AELLC is currently discussing with the banks a forbearance arrangement until an agreement is reached concerning the extension, conversion or repayment of the debt; however, the outcome is uncertain at this point. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is disclosed in Note 12 "Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements. IP's complaint has been a complicating factor in converting the construction debt to long term financing.

     We also own a 50% interest in the unconsolidated equity method investee Merchant Energy Partners Pleasant Hill, LLC ("Aries"). Aries owns the 591-MW Aries Power Project located in Pleasant Hill, Missouri, and has construction debt of $190.0 million as of September 30, 2003, that was due on June 26, 2003. Due to the default, the partners were required to contribute their proportionate share of $75 million in additional equity. During the second quarter, we drew down $37.5 million under our working capital revolver to fund our equity contribution. The management of Aries is in negotiation with the lenders to extend the debt while it continues to negotiate a term loan for the project. The project is technically in default of its debt agreement until the extension is signed. We believe that the project will be able to obtain long-term project financing at commercially reasonable terms. As a result of this event, we have reviewed our $59.0 million investment in the Aries project and believe that the investment is not impaired.

     We are a party to a Letter of Credit and Reimbursement Agreement dated as of December 19, 2000, with Credit Suisse First Boston ("CSFB"), pursuant to which CSFB issued a letter of credit with a maximum face amount of $78.3 million for our account, approximately 50% of which is secured by a letter of credit issued by another bank. CSFB has advised us that CSFB believes that we may have failed to comply with certain covenants under the Letter of Credit and Reimbursement Agreement relating to our ability to incur indebtedness and grant liens, and has requested that we provide security for the remaining unsecured balance outstanding under the CSFB letter of credit. We believe we have complied with such covenants and we are in active discussions with CSFB concerning this matter. We do not believe this matter will have a material adverse effect on us.

Capital Spending - Development and Construction

     Construction and development costs consisted of the following at September 30, 2003 (dollars in thousands):

                                                                           Equipment     Project
                                                   # of                   Included in  Development  Unassigned
                                                 Projects      CIP           CIP          Costs      Equipment
                                                 --------  ------------  ------------  -----------  -----------
Projects in active construction...............      14     $  4,239,507  $  1,540,257  $        --  $        --
Projects in advanced development..............      10          666,727       570,967      111,761           --
Projects in suspended development.............       6          603,505       331,823       13,973           --
Projects in early development.................       3            3,673            --        8,625           --
Other capital projects........................      NA          104,256            --           --           --
Unassigned equipment..........................      NA               --            --           --      117,795
                                                           ------------  ------------  -----------  -----------
   Total construction and development costs...             $  5,617,668  $  2,443,047  $   134,359  $   117,795
                                                           ============  ============  ===========  ===========

     Projects in Active Construction - The 14 projects in active construction are estimated to come on line from December 2003 to June 2006. These projects will bring on line approximately 6,720 and 7,863 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. The estimated cost to complete these projects, net of expected project financing proceeds, is approximately $0.8 billion. We plan to spend $0.1 billion, $0.3 billion, $0.3 billion and $0.1 billion in 2003, 2004, 2005 and 2006, respectively.

     Projects in Advanced Development - There are 10 projects in advanced development. These projects will bring on line approximately 5,439 and 6,505 MW of base load and base load with peaking capacity, respectively. Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are substantially complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete the ten projects in advanced development is approximately $3.2 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects - Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. These projects would bring on line approximately 2,938 and 3,418 MW of base load and base load with peaking capacity, respectively. The estimated cost to complete these projects is approximately $1.4 billion.

     Projects in Early Development - Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then, all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects - Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.

     Unassigned Equipment - As of September 30, 2003, we had made progress payments on 7 turbines, 1 heat recovery steam generator, and other equipment with an aggregate carrying value of $117.8 million. This unassigned equipment is classified on the balance sheet as other assets, because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Impairment Evaluation - All construction and development projects, including unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of FASB 144 "Accounting for Impairment or Disposal of Long-Lived Assets." We review our other unassigned the equipment for potential impairment based on probability-weighted alternatives of utilizing it for future projects versus selling it. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired. However, during the second quarter of 2003, we recorded approximately $17.2 million in losses in connection with the sale of two turbines, and we may incur further losses should we decide to sell more unassigned equipment in the future.

     Capital Availability and Liquidity-Enhancing Program -Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we were able in the first half of 2002 and again in 2003 to access the capital and bank credit markets, in this new environment, it was on significantly different terms than in the past. In particular, our senior working capital facility as well as our non-convertible debt issuances have been secured by certain of our assets and equity interests. The terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

     We are nearing the successful  completion of our 2003 liquidity program. In
2003  we  have  closed   approximately   $2.1  billion  of   liquidity-enhancing
transactions. Over the past several months, we have:

     o Completed an offering of approximately $301.7 million of Gilroy Energy Center, LLC ("GEC") 4% Senior Secured Notes Due 2011;

     o Completed a $230 million, non-recourse project financing for our 600-megawatt Riverside Energy Center, currently under construction in Beloit, Wisconsin;

     o Closed the initial public offering of Calpine Natural Gas Trust ("CNG Trust"). CNG Trust acquired select Canadian natural gas and crude oil properties from Calpine, generating net proceeds of approximately Cdn $207.9 million (US$157.1 million);

     o Sold a 70% interest in our 150-megawatt Auburndale, Florida power plant for $88.0 million. We will hold the remaining 30% interest and continue to operate and maintain the plant; and

     o Received approximately Cdn$19.2 million (approximately US$14.7) from the exercise of Warranted Units issued as part of the Calpine Power Income Fund secondary offering.

     o Completed a $140 million, 15-year, non-recourse term loan for our Blue Spruce Energy Center. Funds from this new term loan were used to repay the outstanding balance under our $106 million non-recourse project financing for this facility.

     The last significant transaction included in the 2003 liquidity program is the non-recourse project financing to fund the construction of the 600-megawatt Rocky Mountain Energy Center in Colorado. This financing is expected to close by December 31, 2003.

     In what has been a challenging year in the U.S. capital markets, we have completed $4.6 billion of capital market transactions. Proceeds from these financings have been used to refinance and repurchase existing debt. Most recently we have:

     o Closed the $800 million financing at our wholly owned subsidiaries, Calpine Construction Finance Company, L.P. ("CCFC I") and CCFC Finance Corp.;

     o Priced an offering of $ 400 million of Second Priority Senior Secured Notes due 2011, expected to close on November 18, 2003, and an offering of $600 million Senior Unsecured Convertible Notes due 2023, expected to close on November 14, 2003. We have granted the initial purchaser an option to purchase an additional $300 million of the senior unsecured convertible notes.

     o Year to date, we have repurchased approximately $1.4 billion in principal amount of our outstanding debt and preferred securities in exchange for approximately $1.0 billion in cash and 30.0 million shares of common stock valued at approximately $160.6 million. As a result of these transactions, we have realized a net pre-tax gain on the repurchase of securities of approximately $202.4 million.

     Credit Considerations - On July 17, 2003, Standard & Poor's placed our corporate rating (currently rated at B), our senior unsecured debt rating (currently at CCC+), our preferred stock rating (currently at CCC), our bank loan rating (currently at B), and our second priority senior secured debt rating (currently at B) under review for possible downgrade.

     On July 23, 2003, Fitch, Inc. downgraded our long-term senior unsecured debt rating from B+ to B- (with a stable outlook), our preferred stock rating from B- to CCC (with a stable outlook), and initiated coverage of our senior secured debt rating at BB- (with a stable outlook).

     On October 20, 2003, Moody's downgraded the rating of our long-term senior unsecured debt from B1 to Caa1 (with a stable outlook) and our senior implied rating from Ba3 to B2 (with a stable outlook). The ratings on our senior unsecured debt, senior unsecured convertible debt and convertible preferred securities were also lowered (with a stable outlook). The Moody's downgrade does not impact our credit agreements, and we continue to conduct our business with our usual creditworthy counterparties.

Performance Metrics

     We believe that certain non-GAAP financial measures and other performance metrics are particularly important in understanding our business. These are described below, beginning with the non-GAAP financial measures:

     o Average gross profit margin based on non-GAAP revenue and non-GAAP cost of revenue. A high percentage of our revenue consists of CES hedging, balancing and optimization activity undertaken primarily to enhance the value of our generating assets. CES's hedging, balancing and optimization activity is primarily accomplished by buying and selling electric power and buying and selling natural gas or by entering into gas financial instruments such as exchange-traded swaps or forward contracts. Under SAB No. 101 and EITF No. 99-19, we must show the purchases and sales of electricity and gas for hedging, balancing and optimization activities (non-trading activities) on a gross basis in our statement of operations when we act as a principal, take title to the electricity and gas we purchase for resale, and enjoy the risks and rewards of ownership. This is notwithstanding the fact that the net gain or loss on certain financial hedging instruments, such as exchange-traded natural gas price swaps, is shown as a net item in our GAAP financials and that pursuant to EITF No. 02-3, trading activity is now shown net in our Statements of Operations under mark-to-market activity, net, for all periods presented. Because of the inflating effect on revenue of much of our hedging, balancing and optimization activity, we believe that revenue levels and trends do not reflect our performance as accurately as gross profit, and that it is analytically useful for investors to look at our results on a non-GAAP basis with all hedging, balancing and optimization activity netted. This analytical approach nets the sales of purchased power for hedging and optimization with purchased power expense for hedging and optimization and includes that net amount as an adjustment to E&S revenue for our generation assets. Similarly, we believe that it is analytically useful for investors to net the sales of purchased gas for hedging and optimization with purchased gas expense for hedging and optimization and include that net amount as an adjustment to fuel expense. This allows us to look at all hedging, balancing and optimization activity consistently (net presentation) and better understand our performance trends. It should be noted that in this non-GAAP analytical approach, total gross profit does not change from the GAAP presentation, but the gross profit margins as a percent of revenue do differ from corresponding GAAP amounts because the inflating effects on our GAAP revenue of hedging, balancing and optimization activities are removed.

     Other performance metrics are described below and are important to understanding the degree to which our generating assets are productively employed, how efficiently they operate, and how market forces in the electricity and gas markets and our risk management activities affect our profitability. We elaborate below on why each of these metrics is useful in understanding our business.

     o Average availability and average baseload capacity factor or operating rate. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor, sometimes called operating rate, is calculated by dividing (a) total baseload megawatt hours generated by our power plants (excluding pure peaker facilities ("peakers")) by the product of multiplying (b) the weighted average baseload megawatts in operation during the period by (c) the total hours in the period. The baseload capacity factor is thus a measure of total actual baseload generation as a percent of total potential baseload generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements. Peakers are designed to operate infrequently, generally only during periods of high demand, and so are excluded from the calculation of baseload capacity factor.

     o Average heat rate for gas-fired fleet of power plants expressed in British Thermal Units ("Btu") of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu's by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a "steam-adjusted" heat rate, in which we adjust the fuel consumption in Btu's down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

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

                                                                                                 Non-GAAP Netted
                                                                GAAP Presentation                 Presentation
                                                                Three Months Ended             Three Months Ended
                                                                   September 30,                  September 30,
                                                          ----------------------------   -----------------------------
                                                               2003           2002           2003            2002
                                                          -------------   ------------   -------------   -------------
                                                                          Restated (1)
                                                                                  (In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue (4).................  $   1,440,056   $    943,177   $   1,447,177   $   1,161,856
      Sales of purchased power for hedging and
        optimization (4)................................        843,013      1,278,520              --              --
                                                          -------------   ------------   -------------   -------------
   Total electric generation and marketing revenue......      2,283,069      2,221,697       1,447,177       1,161,856
   Oil and gas production and marketing revenue
      Oil and gas sales.................................         27,879         21,827          27,879          21,827
      Sales of purchased gas for hedging and
        optimization (4)................................        305,706        231,893              --              --
                                                          -------------   ------------   -------------   -------------
   Total oil and gas production and marketing revenue...        333,585        253,720          27,879          21,827
   Mark-to-market activities, net
      Realized gain (loss) on power and gas
        transactions, net...............................            (93)         6,845             (93)          6,845
      Unrealized gain (loss) on power and gas
        transactions, net...............................        (10,930)       (10,957)        (10,930)        (10,957)
                                                          -------------   ------------   -------------   -------------
   Total mark-to-market activities, net.................        (11,023)        (4,112)        (11,023)         (4,112)
   Other revenue........................................         81,496          3,393          81,496           3,393
                                                          -------------   ------------   -------------   -------------
        Total revenue...................................      2,687,127      2,474,698       1,545,529       1,182,964
                                                          -------------   ------------   -------------   -------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense...........................        185,091        141,170         185,091         141,170
      Royalty expense...................................          7,022          4,743           7,022           4,743
      Purchased power expense for hedging and
        optimization (2)................................        835,892      1,059,841              --              --
                                                          -------------   ------------   -------------   -------------
   Total electric generation and marketing expense......      1,028,005      1,205,754         192,113         145,913
   Oil and gas production and marketing expense
      Oil and gas operating expense.....................         24,575         22,953          24,575          22,953
      Purchased gas expense for hedging and
        optimization (2)................................        293,241        218,443              --              --
                                                          -------------   ------------   -------------   -------------
   Total oil and gas production and marketing expense...        317,816        241,396          24,575          22,953
   Fuel expense.........................................        800,270        525,478         787,805         512,028
   Depreciation, depletion and amortization expense.....        148,063        121,667         148,063         121,667
   Operating lease expense..............................         28,439         28,497          28,439          28,497
   Other cost of revenue................................          8,380          1,354           8,380           1,354
                                                          -------------   ------------   -------------   -------------
        Total cost of revenue...........................      2,330,973      2,124,146       1,189,375         832,412
      Gross profit......................................  $     356,154   $    350,552   $     356,154   $     350,552
                                                          =============   ============   =============   =============
      Gross profit margin...............................      13.3%           14.2%           23.0%           29.6%

                                                                                                 Non-GAAP Netted
                                                                GAAP Presentation                 Presentation
                                                                Nine Months Ended               Nine Months Ended
                                                                   September 30,                  September 30,
                                                          ----------------------------   -----------------------------
                                                               2003           2002           2003            2002
                                                          -------------   ------------   -------------   -------------
                                                                          Restated (1)
                                                                                  (In thousands)
Revenue, Cost of Revenue and Gross Profit
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue (4).................  $   3,634,730   $  2,272,889   $   3,649,272   $   2,749,661
      Sales of purchased power for hedging and
        optimization (4)................................      2,269,102      2,516,727              --              --
                                                          -------------   ------------   -------------   -------------
   Total electric generation and marketing revenue......      5,903,832      4,789,616       3,649,272       2,749,661
   Oil and gas production and marketing revenue
      Oil and gas sales.................................         83,358         91,031          83,358          91,031
      Sales of purchased gas for hedging and
        optimization (4)................................        961,652        664,649              --              --
                                                          -------------   ------------   -------------   -------------
   Total oil and gas production and marketing revenue...      1,045,010        755,680          83,358          91,031
   Mark-to-market activities, net
      Realized gain (loss) on power and gas
        transactions, net...............................         30,180         15,276          30,180          15,276
      Unrealized gain (loss) on power and gas
        transactions, net...............................        (18,921)        (6,166)        (18,921)         (6,166)
                                                          -------------   ------------   -------------   -------------
   Total mark-to-market activities, net.................         11,259          9,110          11,259           9,110
   Other revenue........................................         97,596          9,371          97,596           9,370
                                                          -------------   ------------   -------------   -------------
        Total revenue...................................      7,057,697      5,563,777       3,841,485       2,859,172
                                                          -------------   ------------   -------------   -------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense...........................        514,518        376,058         514,518         376,058
      Royalty expense...................................         18,840         13,092          18,840          13,092
      Purchased power expense for hedging and
        optimization (4)................................      2,254,560      2,039,955              --              --
                                                          -------------   ------------   -------------   -------------
   Total electric generation and marketing expense......      2,787,918      2,429,105         533,358         389,150
   Oil and gas production and marketing expense
      Oil and gas operating expense.....................         79,348         67,380          79,348          67,380
      Purchased gas expense for hedging and
        optimization (4)................................        941,312        671,196              --              --
                                                          -------------   ------------   -------------   -------------
   Total oil and gas production and marketing expense...      1,020,660        738,576          79,348          67,380
   Fuel expense.........................................      2,005,874      1,208,310       1,985,534       1,214,856
   Depreciation, depletion and amortization expense.....        422,960        320,310         422,960         320,310
   Operating lease expense..............................         84,298         84,877          84,298          84,877
   Other cost of revenue................................         20,501          4,452          20,501           4,452
                                                          -------------   ------------   -------------   -------------
        Total cost of revenue...........................      6,342,211      4,785,630       3,125,999       2,081,025
      Gross profit......................................  $     715,486   $    778,147   $     715,486   $     778,147
                                                          =============   ============   =============   =============
      Gross profit margin...............................      10.1%           14.0%           18.6%           27.2%

                                                                 Non-GAAP Netted                 Non-GAAP Netted
                                                                   Presentation                   Presentation
                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                          ----------------------------   -----------------------------
                                                                2003          2002           2003            2002
                                                          -------------   ------------   -------------   -------------
                                                                          Restated (1)
                                                                                  (In thousands)
Other Non-GAAP Performance Metrics Average availability
and baseload capacity factor:
   Average availability.................................       98%             91%             94%             92%
   Average baseload capacity factor:
   Average total MW in operation........................         21,821         16,299          19,874          13,456
   Less: Average MW of pure peakers.....................          2,888          1,980           2,599           1,613
   Average baseload MW in operation.....................         18,933         14,319          17,275          11,843
   Hours in the period..................................          2,208          2,208           6,552           6,552
   Potential baseload generation........................         41,804         31,616         113,186          77,595
   Actual total generation..............................         25,882         23,375          63,213          53,809
   Less: Actual pure peakers' generation................            766            658           1,077             989
   Actual baseload generation...........................         25,116         22,717          62,136          52,820
   Average baseload capacity factor.....................       60%             72%             55%             68%
Average heat rate for gas-fired power plants (excluding
  peakers) (Btu's/kWh):
   Not steam adjusted...................................          7,815          7,646           7,910           7,937
   Steam adjusted.......................................          7,160          7,077           7,201           7,267
Average all-in realized electric price:
   Adjusted electricity and steam revenue
     (in thousands).....................................  $    1,447,177  $  1,161,856   $   3,649,272   $   2,749,661
   MWh generated (in thousands).........................         25,882         23,375          63,213          53,809
   Average all-in realized electric price per MWh.......  $       55.91   $      49.71   $       57.73   $       51.10
Average cost of natural gas:
   Cost of oil and natural gas burned by power plants
     (in thousands).....................................  $     787,805   $    512,028   $   1,985,534   $   1,214,856
   Fuel cost elimination................................         85,275         46,957         292,070         116,911
                                                          -------------   ------------   -------------   -------------
   Adjusted fuel expense................................  $     873,080   $    558,984   $   2,277,604   $     (33,176)
   Million Btu's ("MMBtu") of fuel consumed by
     generating plants (in thousands)...................        172,707        158,552         423,159         377,694
   Average cost of natural gas per MMBtu................  $        5.06   $       3.53   $        5.38   $        3.53
   MWh generated (in thousands).........................         25,882         23,375          63,213          53,809
   Average cost of adjusted fuel expense per MWh........  $       33.73   $      23.91   $       36.03   $       24.75
Equity gas contribution margin:
   Oil and gas sales....................................         27,879         21,827          83,358          91,031
   Add: Fuel cost eliminated in consolidation...........         85,275         46,957         292,070         116,911
                                                          -------------   ------------   -------------   -------------
      Subtotal..........................................        113,154         68,784         375,428         207,942
   Less: Oil and gas operating expense..................         24,575         22,953          79,348          67,380
   Less: Depletion, depreciation and amortization.......         39,496         35,976         117,591         108,905
                                                          -------------   ------------   -------------   -------------
   Equity gas contribution margin.......................         49,083          9,885         178,489          31,657
   MWh generated (in thousands).........................         25,882         23,375          63,213          53,809
   Equity gas contribution margin per MWh...............           1.90           0.42            2.82            0.59
Average spark spread:
   Adjusted electricity and steam revenue
     (in thousands).....................................  $   1,447,177   $  1,161,856   $   3,649,272   $   2,749,661
   Less: Adjusted fuel expense (in thousands)...........  $     873,080   $    558,984   $   2,277,604   $   1,331,767
                                                          -------------   ------------   -------------   -------------
      Spark spread (in thousands).......................  $     574,097   $    602,873   $   1,371,668   $   1,417,895
   MWh generated (in thousands).........................         25,882         23,375          63,213          53,809
   Average spark spread per MWh.........................  $       22.18   $      25.79   $       21.70   $       26.35
   Add: Equity gas contribution.........................         49,083          9,855         178,489          31,657
   Spark spread with equity gas benefits
     (in thousands).....................................        623,180        612,728       1,550,157       1,449,552
   Average spark spread with equity gas
     benefits per MWh...................................          24.08          26.21           24.52           26.94

     The  tables  below  provide  additional  detail  of  total   mark-to-market
activity. For the three and nine months ended September 30, 2003 and 2002, mark-to-market activity, net consisted of (dollars in thousands):

                                                                Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                          ----------------------------   -----------------------------
                                                                2003           2002            2003            2002
                                                          -------------   ------------   -------------   -------------
                                                                          Restated (1)                    Restated (1)
Mark-to-market activity, net
Realized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03...  $       8,581   $      2,329   $      33,243   $       3,305
      Ineffectiveness related to cash flow hedges.......             --             --              --              --
      Other mark-to-market activity (3).................         (8,935)            --          (8,935)             --
                                                          -------------   ------------   -------------   -------------
        Total realized power activity...................  $        (354)  $      2,329   $      24,308   $       3,305
                                                          =============   ============   =============   =============

   Gas activity
      "Trading Activity" as defined in EITF No. 02-03...  $         261   $      4,516   $       5,872   $      11,971
      Ineffectiveness related to cash flow hedges.......             --             --              --              --
      Other mark-to-market activity (3).................             --             --              --              --
                                                          -------------   ------------   -------------   -------------
        Total realized gas activity.....................  $         261   $      4,516   $       5,872   $      11,971
                                                          =============   ============   =============   =============

Total realized activity:
   "Trading Activity" as defined in EITF No. 02-03......  $       8,842   $      6,845   $      39,115   $      15,276
   Ineffectiveness related to cash flow hedges..........             --             --              --              --
   Other mark-to-market activity (3)....................         (8,935)            --          (8,935)             --
                                                          -------------   ------------   -------------   -------------
          Total realized activity.......................  $         (93)  $      6,845   $      30,180   $      15,276
                                                          =============   ============   =============   =============

Unrealized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03...  $     (15,920)  $     14,130   $     (29,031)  $      25,410
      Ineffectiveness related to cash flow hedges.......           (115)        (3,072)         (4,753)         (4,297)
      Other mark-to-market activity (3).................         (1,087)            --          (1,087)             --
                                                          -------------   ------------   -------------   -------------
        Total unrealized power activity.................  $     (17,122)  $     11,058   $     (34,871)  $      21,113
                                                          =============   ============   =============   =============

   Gas activity
      "Trading Activity" as defined in EITF No. 02-03...  $      10,562   $    (19,874)  $      12,140   $     (30,902)
      Ineffectiveness related to cash flow hedges.......         (4,370)        (2,141)          3,810           3,623
      Other mark-to-market activity (3).................             --             --              --              --
                                                          -------------   ------------   -------------   -------------
        Total unrealized gas activity...................  $       6,192   $    (22,015)  $      15,950   $     (27,279)
                                                          =============   ============   =============   =============

Total Unrealized activity:
   "Trading Activity" as defined in EITF No. 02-03......  $      (5,358)  $     (5,744)  $     (16,891)  $      (5,492)
   Ineffectiveness related to cash flow hedges..........         (4,485)         5,213            (943)           (674)
   Other mark-to-market activity (3)....................         (1,087)            --          (1,087)             --
                                                          -------------   ------------   -------------   -------------
          Total unrealized activity.....................  $     (10,930)  $    (10,957)  $     (18,921)  $      (6,166)
                                                          =============   ============   =============   =============

Total mark-to-market activity:
   "Trading Activity" as defined in EITF No. 02-03......  $       3,484   $      1,101   $      22,224   $       9,784
   Ineffectiveness related to cash flow hedges..........         (4,485)        (5,213)           (943)           (674)
   Other mark-to-market activity (3)....................        (10,022)            --         (10,022)             --
                                                          -------------   ------------   -------------   -------------
             Total mark-to-market activity..............  $     (11,023)  $     (4,112)  $      11,259   $       9,110
                                                          =============   ============   =============   =============
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

(2) For the three and nine months ended September 30, 2003 and 2002, the unrealized mark-to-market gains and losses shown above include hedge ineffectiveness as discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements.

(3)  Activity related to our assets but does not qualify for hedge accounting.

(4) Following is a reconciliation of GAAP to non-GAAP presentation further to the narrative set forth under this Performance Metrics section: ($ in thousands)

                                                                             To Net
                                                                            Hedging,
                                                                          Balancing &       Netted
                                                                GAAP      Optimization     Non-GAAP
                                                                Balance      Activity       Balance
                                                          -------------   ------------   -------------
Three months ended September 30, 2003
Electricity and steam revenue............................ $   1,440,056   $      7,121   $  1,447,177
Sales of purchased power for hedging and optimization....       843,013       (843,013)            --
Sales of purchased gas for hedging and optimization......       305,706       (305,706)            --
Purchased power expense for hedging and optimization.....       835,892       (835,892)            --
Purchased gas expense for hedging and optimization.......       293,241       (293,241)            --
Fuel expense.............................................       800,270        (12,465)       787,805
Three months ended September 30, 2002, Restated (1)
Electricity and steam revenue............................ $     943,177   $    218,679   $  1,161,856
Sales of purchased power for hedging and optimization....     1,278,520     (1,278,520)            --
Sales of purchased gas for hedging and optimization......       231,893       (231,893)            --
Purchased power expense for hedging and optimization.....     1,059,841     (1,059,841)            --
Purchased gas expense for hedging and optimization.......       218,443       (218,443)            --
Fuel expense.............................................       525,478        (13,450)       512,028

                                                                             To Net
                                                                            Hedging,
                                                                          Balancing &       Netted
                                                                GAAP      Optimization     Non-GAAP
                                                                Balance      Activity       Balance
                                                          -------------   ------------   -------------
Nine months ended September 30, 2003
Electricity and steam revenue............................ $   3,634,730   $     14,542   $  3,649,272
Sales of purchased power for hedging and optimization....     2,269,102     (2,269,102)            --
Sales of purchased gas for hedging and optimization......       961,652       (961,652)            --
Purchased power expense for hedging and optimization.....     2,254,560     (2,254,560)            --
Purchased gas expense for hedging and optimization.......       941,312       (941,312)            --
Fuel expense.............................................     2,005,874        (20,340)     1,985,534
Nine months ended September 30, 2002, Restated (1)
Electricity and steam revenue............................ $   2,272,889   $    476,772   $  2,749,661
Sales of purchased power for hedging and optimization....     2,516,727     (2,516,727)            --
Sales of purchased gas for hedging and optimization......       664,649       (664,649)            --
Purchased power expense for hedging and optimization.....     2,039,955     (2,039,955)            --
Purchased gas expense for hedging and optimization.......       671,196       (671,196)            --
Fuel expense.............................................     1,208,310          6,546      1,214,856
------------

(1) See Note 2 of the Notes to Consolidated Condensed Financial Statements regarding the restatement of financial statements.

Overview

Summary of Key Activities

     Finance - New Issuances

    Date              Amount                          Description
----------   ------------------------   ----------------------------------------
    7/03           $3.3 billion         Completed  an   offering  in  a  private
                                            placement  under Rule 144A comprised
                                            of a $750.0  million  floating  rate
                                            term loan,  $500.0 million of Second
                                            Priority  Senior  Secured   Floating
                                            Rate Notes due 2007,  $1.15  billion
                                            of  8.5%  Second   Priority   Senior
                                            Secured  Notes due 2010,  and $900.0
                                            million  of  8.75%  Second  Priority
                                            Senior Secured Notes due 2013.

    7/03           $500.0 million       Closed   a  $300.0   million    two-year
                                            working   capital  revolver   and  a
                                            $200.0  million four-year term loan.

    7/03           $200.0 million       Entered   into  a  cash   collateralized
                                            letter of credit  facility for up to
                                            $200.0 million,  which can be issued
                                            through July 15, 2005.

    Date              Amount                          Description
----------   ------------------------   ----------------------------------------
    8/03           $750.0 million       CCFCI and CCFC Finance  Corp.  completed
                                            an offering of $385.0  million First
                                            Priority  Floating   Rate    Secured
                                            Institutional Term Loans Due 2009 at
                                            98% of par as well as $365.0 million
                                            of Second Priority  Secured Floating
                                            Rate  Notes  Due 2011 at  98.01%  of
                                            par.

    8/03           $230.0 million       Completed a $230.0 million  non-recourse
                                            project   financing   for  Riverside
                                            Energy Center.

    9/03           $50.0 million        CCFCI and CCFC Finance  Corp.  completed
                                            an   additional   $50.0  million  of
                                            Second   Priority   Senior   Secured
                                            Floating  Rate Notes Due 2011 at 99%
                                            of  par.

    9/03           $301.7  million      GEC completed  an  offering in a private
                                            placement under Rule 144A for $301.7
                                            million of 4% Senior  Secured  Notes
                                            Due 2011.

    9/03           $74.0   million      Received   funding   on  a  third  party
                                            preferred    equity   investment  in
                                            GEC     Holdings,   LLC,    totaling
                                            approximately $74.0 million.


      Finance - Repurchases/Repayments

    Date              Amount                          Description
----------   ------------------------   ----------------------------------------
    7/03           $949.6 million       Repaid the remaining  $949.6  million in
                                            funded balance outstanding under our
                                            $1.0  billion  secured  term  credit
                                            facility.

    7/03           $555.5 million       Repaid the  $555.5  million  outstanding
                                            balance  on  our  revolving   credit
                                            facilities.

    7/03           $50.0 million        Repaid  the   remaining   $50.0  million
                                            outstanding  balance  on our  peaker
                                            financing.

    8/03           $880.1 million       Repaid  the  remaining   $880.1  million
                                            outstanding  balance  on our  CCFC I
                                            project financing.

 7/03-9/03         $1.2 billion         Repurchased  $1.2  billion in  aggregate
                                            outstanding   principal   amount  of
                                            various   debt   securities   at   a
                                            redemption  price of $992.1  million
                                            plus   accrued   interest   to   the
                                            redemption  date.  We recorded a net
                                            pre-tax  gain on these  transactions
                                            of $185.1 million.

    9/03           $157.5 million       Exchanged  $157.5  million in  aggregate
                                            outstanding debt securities and HIGH
                                            TIDES for 25.2 million shares of our
                                            common stock in privately negotiated
                                            transactions.   We  recorded  a  net
                                            pre-tax  gain on these  transactions
                                            of $22.6million.

     Other:

          Date                                   Description
       ----------          -----------------------------------------------------
          7/03             S&P placed our corporate rating  (currently  rated at
                              B), our senior unsecured debt rating (currently at CCC+), our preferred stock rating (currently at
                              CCC), our bank loan rating (currently at B) and our second priority senior secured debt rating (currently at B) under review for possible downgrade.

          7/03             Fitch, Inc. downgraded our long-term senior unsecured
                              debt rating from B+ to B- (with a stable outlook), our preferred stock rating from B- to CCC (with a stable outlook), and initiated coverage of our senior secured debt rating at BB- (with a stable outlook).

          Date                                   Description
       ----------          -----------------------------------------------------
          8/03             Received $69.4 million  payment for final  settlement
                              with Enron.

          9/03             Completed sale of a 70-percent interest in Auburndale
                              Power Plant to Pomifer Power Funding, LLC, a subsidiary of ArcLight Energy Partners Fund 1, L.P., for $86.0 million in cash.

California Power Market - See Note 14 of the Notes to Consolidated Condensed Financial Statements regarding the California Power Market.

Financial Market Risks

     Because we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

     The change in fair value of outstanding commodity derivative instruments from January 1, 2003 through September 30, 2003, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2003..........   $    150,627
Gains recognized or otherwise settled during the period (1).....       (106,099)
Changes in fair value attributable to changes in valuation
  techniques and assumptions....................................             --
Changes in fair value attributable to new contracts.............         67,636
Changes in fair value attributable to price movements...........        103,633
Terminated derivatives (2)......................................        (55,120)
Other changes in fair value.....................................            160
                                                                   -------------
Fair value of contracts outstanding at September 30, 2003 (3)...   $    160,837
                                                                   ============
------------

(1)  Recognized   gains  from  commodity  cash  flow  hedges  of  $75.9  million
     (represents realized value of cash flow hedge activity of $(54.2) million as disclosed in Note 8 of the Notes to Consolidated Condensed Financial Statements, net of terminated derivatives of $(130.1) million) and $30.2 million realized gain on mark-to-market activity, which is reported in the Statement of Operations under mark-to-market activities, net.

(2) Includes the value of derivatives terminated or settled before their scheduled maturity and the value of commodity financial instruments that ceased to qualify as derivative instruments.

(3) Net commodity derivative assets reported in Note 8 of the Notes to Consolidated Condensed Financial Statements

     The fair value of outstanding derivative commodity instruments at September 30, 2003, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

                Fair Value Source                         2003     2004-2005    2006-2007  After 2007      Total
-------------------------------------------------     ----------- -----------  ----------- -----------   ----------
Prices actively quoted..............................  $   45,572  $   33,687   $       --  $        --   $   79,259
Prices provided by other external sources...........      42,012      26,696       31,871       17,496      118,075
Prices based on models and other valuation methods..          --      (4,634)      (6,074)     (25,789)     (36,497)
                                                      ----------  ----------   ----------  -----------   ----------
Total fair value....................................  $   87,584  $   55,749   $   25,797  $    (8,293)  $  160,837
                                                      ==========  ==========   ==========  ===========   ==========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30, 2003, and the period during which the instruments will mature are summarized in the table below (in thousands):

                   Credit Quality                         2003     2004-2005    2006-2007  After 2007       Total
                                                      ----------  -----------  ----------- -----------   -----------
     (based on September 30, 2003, ratings)
-------------------------------------------
Investment grade....................................  $   54,503  $   39,609   $   28,486  $    (8,293)  $  114,305
Non-investment grade................................      32,801      16,140       (2,689)          --       46,252
No external ratings.................................         280          --           --           --          280
                                                      ----------  ----------   ----------  -----------   ----------
Total fair value....................................  $   87,584  $   55,749   $   25,797  $    (8,293)  $  160,837
                                                      ==========  ==========   ==========  ===========   ==========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                            Fair Value
                                                             After 10%
                                                              Adverse
                                           Fair Value      Price Change
                                          ------------    -------------
At September 30, 2003:
   Crude oil............................  $       (708)   $        (972)
   Electricity..........................        61,161          (49,284)
   Natural gas..........................       100,384           21,749
                                          ------------    -------------
      Total.............................  $    160,837    $     (28,507)
                                          ============    =============

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 66% from December 31, 2002, to September 30, 2003, and the total volume of open power derivative positions decreased 176% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income ("OCI"), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the nine months ended September 30, 2003, have reflected this. See Notes 8 and 9 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI.

     Collateral Debt Securities - These securities primarily support the King City operating lease and mature serially in amounts equal to a portion of the semi-annual lease payment. We have the ability and intent to hold these securities to maturity, and as a result, we do not expect a sudden change in market interest rates to have a material effect on the value of the securities at the maturity date. The securities are recorded at an amortized cost of $81.5 million at September 30, 2003. The following tables present our different classes of collateral debt securities by face value at expected maturity date and also by fair market value as of September 30, 2003, (dollars in thousands):

                                        Weighted
                                        Average
                                      Interest Rate  2004    2005    2006    2007  Thereafter   Total
                                      ------------- ------  ------  ------  ------ ----------  --------
Corporate Debt Securities.............     7.3%     $6,050  $7,825  $   --  $   --   $    --   $ 13,875
U.S. Treasury Notes...................     6.5%         --   1,975      --      --        --      1,975
U.S. Treasury Securities
  (non- interest bearing).............      --          --      --   9,700   9,100    96,150    114,950
                                                    ------  ------  ------  ------   -------   --------
   Total..............................              $6,050  $9,800  $9,700  $9,100   $96,150   $130,800
                                                    ======  ======  ======  ======   =======   ========

                                                             Fair Market Value
                                                             -----------------
Corporate Debt Securities..................................      $  14,659
U.S. Treasury Notes........................................          2,161
U.S. Treasury Securities (non-interest bearing)............         82,489
                                                                 ---------
   Total...................................................      $  99,309
                                                                 =========

     Interest Rate Swaps and Cross Currency Swaps - From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of September 30, 2003, (dollars in thousands):

                   Weighted Average    Weighted Average
                       Notional          Interest Rate
  Maturity Date     Principal Amount          (Pay)         Interest Rate (Receive)      Fair Market Value
----------------   -----------------   ----------------   -------------------------   --------------------
2008............      $   106,294              4.2%           3-month US$ LIBOR         $    (5,216)
2011............           44,175              6.9%           3-month US$ LIBOR              (6,770)
2012............          112,455              6.5%           3-month US$ LIBOR             (17,652)
2014............           61,781              6.7%           3-month US$ LIBOR              (9,151)
                      -----------                                                       -----------
   Total........      $   324,705              5.8%                                     $   (38,789)
                      ===========                                                       ===========

     Debt financing - Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. Certain debt instruments may affect us adversely because of changes in market conditions. We have used two primary forms of debt which are subject to market risk: (1) Variable rate construction/project financing; (2) Other variable-rate instruments. Significant LIBOR increases could have a negative impact on our future interest expense. Our variable-rate construction/project financing is primarily through Calpine Construction Finance Company II, LLC ("CCFC II"). Borrowings under this credit agreement are used exclusively to fund the construction of our power plants. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2003. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                           Outstanding     Weighted Average     Fair Market
                                                             Balance         Interest Rate         Value
                                                           -----------     ----------------     -----------
Variable-rate construction/project financing and
  other variable-rate instruments:
Short-term
   First Priority Senior Secured Term Loan B Notes
     Due 2007...........................................  $      2,000     3-month US$LIBOR     $     2,000
   First Priority Secured Institutional Term Loan Due
     2009 (CCFC I)......................................         3,812           (1)                  3,812
   Second Priority Senior Secured Term Loan B Notes
     Due 2007...........................................         7,500           (2)                  7,500
   Second Priority Senior Secured Floating Rate
     Notes Due 2007.....................................         5,000           (3)                  5,000
                                                          ------------                          -----------
      Total short-term..................................  $     18,312                          $    18,312
                                                          ============                          ===========
Long-term
   Blue Spruce Energy Center Project Financing..........  $    103,147     1-month US$LIBOR     $   103,147
   Riverside Energy Center Project Financing............       133,207     1-month US$LIBOR         133,207
    First Priority Secured Institutional Term Loan
     Due 2009 (CCFC I)..................................       369,758           (1)                369,758
   Second Priority Senior Secured Floating Rate Notes
     Due 2011 (CCFC I)..................................       415,000           (1)                415,000
   Corporate revolving line of credit...................            --     1-month US$LIBOR              --
   First Priority Senior Secured Term Loan B Notes
     Due 2007.....  ....................................       198,000     3-month US$LIBOR         198,000
   Second Priority Senior Secured Floating Rate Notes
     Due 2007...........................................       495,000           (3)                495,000
   Second Priority Senior Secured Term Loan B Notes
     Due 2007...........................................       742,500           (2)                742,500
   Calpine Construction Finance Company II, LLC
     (CCFC II)..........................................  $  2,167,910     1-month US$LIBOR     $ 2,167,910
                                                          ------------                          -----------
      Total long-term...................................  $  4,624,522                          $ 4,624,522
                                                          ------------                          -----------
Total variable-rate construction/project financing and
  other variable-rate instruments.......................  $  4,642,834                          $ 4,642,834
                                                          ============                          ===========
------------

(1) British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.

(2)  U.S. prime rate in combination with the Federal Funds Effective Rate.

(3) British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.

     Construction/project financing facilities - In November 2004, the $2.5 billion secured construction financing revolving facility for our wholly owned subsidiary CCFC II will mature, requiring us to refinance or extend this indebtedness.

     On August 14, 2003, our wholly owned subsidiaries, Calpine Construction Finance Company, L.P. ("CCFC I") and CCFC Finance Corp., closed its $750 million institutional term loans and secured notes offering, proceeds from which were utilized to repay a majority of CCFC I's indebtedness which would have matured in the fourth quarter of 2003. The offering included $385 million of First Priority Secured Institutional Term Loans Due 2009 offered at 98% of par and priced at LIBOR plus 600 basis points, with a LIBOR floor of 150 basis points and $365 million of Second Priority Senior Secured Floating Rate Notes Due 2011 offered at 98.01% of par and priced at LIBOR plus 850 basis points, with a LIBOR floor of 125 basis points. S&P has assigned a B corporate credit rating to CCFC
I. S&P also assigned a B+ rating (with a negative outlook) to the First Priority Secured Institutional Term Loans Due 2009 and a B- rating (with a negative outlook) to the Second Priority Secured Floating Rate Notes Due 2011. The noteholders' recourse is limited to seven of CCFC I's natural gas-fired electric generating facilities located in various power markets in the United States, and related assets and contracts.

     On September 25, 2003, the Company's wholly owned subsidiaries, CCFC I and CCFC Finance Corp., closed on a $50 million add-on financing to the $750 million CCFC I offering completed on August 14, 2003.

     Revolving credit and term loan facilities - On July 16, 2003, we closed our $3.3 billion term loan and second-priority senior secured notes offering ("notes offering"). The term loan and senior notes are secured by substantially all of the assets owned directly by Calpine Corporation, including natural gas and power plant assets and the stock of Calpine Energy Services and other subsidiaries. The notes offering was comprised of two tranches of floating rate securities and two tranches of fixed rate securities. The floating rate securities included a $750 million, four-year term loan and a $500 million of Second-Priority Senior Secured Floating Rate Notes due 2007. The fixed rate securities included $1.15 billion of 8.5% Second Priority Senior Secured Notes due 2010 and $900 million of 8.75% Second Priority Senior Secured Notes due 2013.

     Concurrent with the notes offering, on July 16, 2003, we entered into agreements for a new $500 million working capital facility. The new first-priority senior secured facility consists of a two-year, $300 million working capital revolver and a four-year, $200 million term loan that together provide up to $500 million in combined cash borrowing and letter of credit capacity. The new facility replaced our prior working capital facilities and is secured by a first-priority lien on the same assets that collateralize our recently completed notes offering.

New Accounting Pronouncements

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to fiscal years beginning after June 15, 2002, and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and requires that a liability for an asset retirement obligation be recognized when incurred, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity will capitalize the cost and increase the carrying value of the related long-lived asset. Asset retirement obligations represent future liabilities, and, as a result, accretion expense will be accrued on this liability until the obligation is satisfied. At the same time, the capitalized cost will be depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount or recognize a gain or loss upon settlement.

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

     Based on current information and assumptions, we recorded, as of January 1, 2003, an additional long-term liability of $25.9 million, an additional asset within property, plant and equipment, net of accumulated depreciation, of $26.9 million, and a pre-tax gain to income due to the cumulative effect of a change in accounting principle of $1.0 million. These entries include the effects of the reversal of site dismantlement and restoration costs previously expensed in accordance with SFAS No. 19.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We have adopted, effective January 1, 2003, the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. SFAS No. 146 has not had a material impact on our Consolidated Condensed Financial Statements.

     In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. In addition, the Interpretation clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing the guarantee. We adopted the disclosure requirements of FIN 45 for the fiscal year ended December 31, 2002, and the recognition provisions on January 1, 2003. Adoption of this Interpretation did not have a material impact on our Consolidated Condensed Financial Statements.

     On January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle - the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, we are required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. Adoption of SFAS No. 123 has had a material impact on our financial statements. See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities ("VIE") for which control is achieved through means other than a controlling financial interest, and how to determine when and which business enterprise, or the Primary Beneficiary, should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the entity lacks sufficient equity to absorb expected losses without additional subordinated financial support or (2) its equity holders as a group are not able to make decisions about the entity's activities. FIN 46 applies immediately to VIEs created or acquired after January 31, 2003. On October 10, 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FASB Interpretation No. 46, `Consolidation of Variable Interest Entities'" ("FSP FIN 46-6"). FSP FIN 46-6 defers the effective date for the application of FIN 46 to VIEs created before February 1, 2003, to an entity's first reporting period ending after December 15, 2003. One possible consequence of FIN 46 is that certain investments accounted for under the equity method and off balance sheet entities might have to be consolidated. However, based on our preliminary assessment, and subject to further analysis, we do not believe that FIN 46 will require any of our pre-February 1, 2003 equity method investments or off balance sheet entities to be consolidated.

     Acadia Powers Partners, LLC ("Acadia") is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between Calpine and Cleco Corporation. The joint venture was formed in July 2001, but due to a change in the partnership agreement in May 2003, we were required to reconsider our investment in the entity under the FIN 46 guidance. We determined that Acadia was a VIE and that we held a significant variable interest (50%) in the entity. However, we were not the primary beneficiary and therefore not required to consolidate the entity's assets and liabilities. The net equity in Acadia was approximately $502 million as of September 30, 2003. We continue to account for this investment under the equity method. Our maximum potential exposure to loss at September 30,2003, as a result of its involvement in the joint venture, was approximately $229.2 million.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively, with the exception of certain SFAS No. 133 implementation issues that were effective for all fiscal quarters prior to June 15, 2003. Any such implementation issues should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

     We adopted SFAS No. 150 on July 1, 2003. As a result, approximately $82 million of mandatorily redeemable noncontrolling interest (not related to finite-lived subsidiaries) in our King City facility, which had previously been included within the balance sheet caption "Minority interests", was reclassified to "Notes payable". Preferential distributions related to this mandatorily redeemable noncontrolling interest are to be made annually beginning November 2003 through November 2019 and total approximately $169 million over the 17-year period. The preferred interest holders' recourse is limited to the net assets of the entity and the distribution terms defined in the agreement. We have not guaranteed the payment of these preferential distributions. The distributions and accretion of issuance costs related to this preferred interest, which was previously reported as a component of "Minority interest expense" in the Consolidated Condensed Statements of Operations, is now accounted for as interest expense. Distributions and related accretion associated with this preferred interest was $2.7 million for the three months ended September 30, 2003. SFAS No. 150 does not permit reclassification of prior period amounts to conform to the current period presentation.

     During the third quarter of 2003, we completed sales of preferred equity interests in Auburndale Holdings, LLC and Gilroy Energy Center, LLC. These interests, in addition to the King City interest, are classified as debt on our condensed consolidated balance sheet as of September 30, 2003. Although we cannot readily determine the potential cost to repurchase the interests, the aggregate carrying value of our partners' interests is approximately $244 million.

     In November 2003 the FASB indefinitely deferred certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling (minority) interests associated with finite-lived subsidiaries. Upon the FASB's finalization of this issue, we may be required to reclassify approximately $310 million of minority interest relating to our Canadian Calpine Power Income Fund ("Fund") as of September 30, 2003. We own approximately 30% of the Fund, which is finite-lived and terminates on December 31, 2050. The Fund is consolidated due to our exercise of substantial control over the Fund's assets and operations.

     The adoption of SFAS No. 150 and related balance sheet reclassifications did not have an effect on net income or total stockholders equity but have impacted our debt-to-equity and debt-to-capitalization ratios.

     In June 2003, the FASB issued Derivatives Implementation Group ("DIG") Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." DIG Issue No. C20 superseded DIG Issue No. C11 "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases an Normal Sales Exception" and specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 is effective as of the first day of the fiscal quarter beginning after July 10, 2003, (i.e. October 1, 2003, for Calpine) with early application permitted. It should be applied prospectively for all existing contracts as of the effective date and for all future transactions. In conjunction with initially applying the implementation guidance, DIG Issue No. C20 requires the recognition of a special transition adjustment for certain contracts containing a price adjustment feature based on a broad market index for which the normal purchases and normal sales scope exception had been previously elected. In those circumstances, the derivative contract should be recognized at fair value as of the date of the initial application with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle. It should then be applied prospectively for all existing contracts as of the effective date and for all future transactions.

     Certain of our power sales contracts, which meet the definition of a derivative and for which we previously elected the normal purchases and normal sales scope exception, use a CPI or similar index to escalate the Operations and Maintenance ("O&M") charges. Accordingly, DIG Issue No. C20 has required us to record a special transition accounting adjustment upon adoption of the new guidance to record these contracts at fair value with a corresponding adjustment to net income as the effect of a change in accounting principle. The fair value of these contracts is based in large part on the nature and extent of the key price adjustment features of the contracts and market conditions on date of adoption, such as the forward price of power and natural gas and the expected future rate of inflation. On October 1, 2003, we adopted DIG Issue No. C20 and recorded other current assets and other assets of approximately $33.5 million and $260 million, respectively, and a cumulative effect adjustment to net income of approximately $182 million, net of $111 million of tax. The recorded balance for these contracts will reverse through charges to income over the life of the long term contracts, which extend out as far as the year 2023, as deliveries of power are made.

     We are currently evaluating the potential impact of EITF Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: `Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities."' In EITF Issue No. 02-3 the Task Force reached a consensus that companies should present all gains and losses on derivative instruments held for trading purposes net in the income statement, whether or not settled physically. EITF Issue No. 03-11 addresses income statement classification of derivative instruments held for other than trading purposes. At the July 31, 2003, EITF meeting, the Task Force reached a consensus that determining whether realized gains and losses on derivative contracts not "held for trading purposes" should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The Task Force ratified this consensus at its August 13, 2003, meeting, and it is effective beginning October 1, 2003. The Task Force did not prescribe special effective date or transition guidance for this Issue. Application of EITF 03-11 may require or allow us to net revenues and expenses associated with hedging, balancing and optimization ("HBO") activities, which could result in a substantial reduction in revenues and cost of revenues in future periods but would not impact gross profit or net income. For the three and nine months ended September 30, 2003, our HBO revenues were $1.1 billion or 43% of our total revenue and $3.2 billion or 46% of our total revenue, respectively. Overall, we believe netting our HBO activity would provide a superior presentation of our true level of activity and growth patterns compared to the existing gross presentation, so we will be carefully evaluating this new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.

Item 4. Controls and Procedures

     The Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's Chairman, President and Chief Executive Officer along with the Company's Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The certificates required by this item are filed as a Exhibit 31 to this Form 10-Q.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to the Company's Consolidated Condensed Financial Statements.

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against the Company and certain of its officers in the United States District Court, Northern District of California. The actions captioned Weisz vs. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund vs. Calpine Corp., Lukowski vs. Calpine Corp., Hart vs. Calpine Corp., Atchison vs. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp.

Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp, and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical - they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of the Company's securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about the Company's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding the Company's financial condition. This action names the Company, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the U.S. District Court for the Northern District Court of California. The plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the 1933 Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before our response was due to this amended complaint, the plaintiffs filed a second amended complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and
Section 15 of the Securities Act of 1933 relating to statements regarding the causes of the California energy crisis. We filed a motion to dismiss this consolidated action in early April 2003.

     On August 29, 2003, the judge issued an order dismissing, with leave to amend, all of the allegations set forth in the second amended complaint except for a claim under Section 11 of the Securities Act relating to statements relating to the causes of the California energy crisis and the related increase in wholesale prices contained in the Supplemental Prospectuses for the 2011 Notes. The judge instructed plaintiffs to file a third amended complaint, which they did on October 20, 2003. The third amended complaint names Calpine and three executives as defendants and alleges the Section 11 claim that survived the judges August 29, 2003 order. We consider the lawsuit to be without merit and we intend to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in the California Superior Court, San Diego County. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of the Company's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding the Company's financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on the Company's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief. The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the U.S. District Court for the Northern District Court of California in May 2003. The plaintiff has sought to have the action remanded to state court. On August 27, 2003, the U.S. District Court for the Southern District of California granted plaintiff's motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors. On November 5, 2003, Calpine filed a motion to dismiss this complain. The Company considers this lawsuit to be without merit and intends to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the Northern District Court of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that the defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of Shareholder relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. The Company considers these lawsuits to be without merit and intends to vigorously defend against them.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of the Company against its directors and one if its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though the plaintiff may appeal this ruling. In early February 2003 the plaintiff filed an amended complaint. In March 2003 the Company and the individual defendants filed motions to dismiss and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the Court granted the motions to stay this proceeding in favor of the federal securities class actions. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions have been filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003 plaintiff agreed to stay these proceedings in favor of the consolidated federal securities class actions described above and to dismiss without prejudice certain director defendants. On March 4, 2003, the plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice the claims he had against three of the outside directors. We consider this lawsuit to be without merit and intend to continue to defend vigorously against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, the Company sued Automated Credit Exchange ("ACE") in the Superior Court of the State of California for the County of Alameda for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in the Company's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a settlement agreement on March 29, 2002, pursuant to which ACE made a payment to the Company of $7 million and transferred to the Company the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to the Company's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. Ann Sholtz recently stipulated to agree to the consolidation of Anne Sholtz, ACE and other Sholtz entities in the EonXchange bankruptcy proceeding. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Discovery is currently ongoing. Calpine believes that it has valid defenses to this claim and will vigorously defend against this complaint.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the Federal District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The Company had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration. AELLC may commence the arbitration counterclaim after discovery has progressed further. On November 7, 2002, the Court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The Court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond. The Court has a set schedule for disclosure of expert witness and depositions thereof and has tentatively scheduled the case for trial in the first quarter of 2004.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. AELLC has submitted an amended complaint and request for immediate injunctive relief against such actions. The Court heard the motion on April 24, 2003, and ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's Amended Counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in separate lawsuit. On June 30, 2003, AELLC filed a motion to reconsider the order dismissing AELLC's Amended Counterclaim. On October 7, 2003, IP filed a Motion for Summary Judgment on certain damages issues. AELLC as well anticipates filing a Motion for Summary Judgment on certain damages issues forthwith. The case is tentatively scheduled for trial in the first quarter of 2004. The Company believes it has adequately reserved for the possible loss, if any, it may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et. al. On July 22, 2003, Pacific Gas and Electric Company ("PG&E") filed with the California Public Utilities Commission ("CPUC") a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("Complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS"). The complaint requests the CPUC to issue an order requiring the defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The Complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The Complaint also alleges that various natural gas consumers, including Company-affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS has also made similar filings, and Calpine is contractually obligated to indemnify LGS for certain losses it may suffer as a result of the Complaint. Calpine has denied the allegations in the Complaint, believes this Complaint to be without merit and intends to vigorously defend its position at the CPUC. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and setting the evidentiary hearing to commence on February 17, 2004. Discovery is currently ongoing.

     Panda Energy International, Inc. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties (collectively "Panda") filed suit against the Company and certain of its affiliates alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to construct and operate the Oneta power plant, which the Company acquired from Panda, in accordance with Panda's original plans. Panda claims to be entitled to a portion of the profits of the Oneta plant and that the Company's alleged failures have reduced the profits from the Oneta plant thereby undermining Panda's ability to repay monies owed to the Company due on December 1, 2003. The Company and Panda have begun discussions regarding this matter. We consider the lawsuit to be without merit and intend to defend vigorously against it.

Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
   *3.1     Amended  and  Restated   Certificate  of  Incorporation  of  Calpine
            Corporation (a)
   *3.2     Certificate of Correction of Calpine Corporation (b)
   *3.3     Certificate  of  Amendment of Amended and  Restated  Certificate  of
            Incorporation of Calpine Corporation (c)
   *3.4     Certificate of Designation of Series A Participating Preferred Stock
            of Calpine Corporation (b)
   *3.5     Amended   Certificate  of  Designation  of  Series  A  Participating
            Preferred Stock of Calpine Corporation (b)
   *3.6     Amended   Certificate  of  Designation  of  Series  A  Participating
            Preferred Stock of Calpine Corporation (c)
   *3.7     Certificate  of Designation  of Special  Voting  Preferred  Stock of
            Calpine Corporation (d)
   *3.8     Certificate of Ownership and Merger Merging  Calpine Natural Gas GP,
            Inc. into Calpine Corporation (e)
   *3.9     Certificate  of Ownership  and Merger  Merging  Calpine  Natural Gas
            Company into Calpine Corporation (e)
   *3.10    Amended and Restated By-laws of Calpine Corporation (f)
   *4.1     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   *4.2     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   *4.3     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   +4.4     Indenture  dated as of August 14, 2003,  among Calpine  Construction
            Finance  Company,  L.P.,  CCFC  Finance  Corp.,  and each of Calpine
            Hermiston,  LLC, CPN Hermiston, LLC and Hermiston Power Partnership,
            as Guarantors,  and Wilmington Trust FSB, as Trustee, including form of Notes
   +4.5     Supplemental  Indenture  dated as of  September  18,  2003,  Calpine
            Construction Finance Company,  L.P., CCFC Finance Corp., and each of
            Calpine  Hermiston,  LLC, CPN  Hermiston,  LLC and  Hermiston  Power
            Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee
   +4.6     Indenture  dated as of  September  30,  2003,  among  Gilroy  Energy
            Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy
            Center, LLC, as Guarantors, and Wilmington Trust Company, as Trustee
            and Collateral Agent, including form of Notes
  *10.1     Amended  and  Restated  Credit  Agreement  dated as of July 16, 2003
            ("Amended   and   Restated   Credit   Agreement"),   among   Calpine
            Corporation,  the Lenders named therein, The Bank of Nova Scotia, as
            Administrative  Agent,  Funding Agent, Lead Arranger and Bookrunner,
            Bayerische  Landesbank,  Cayman  Islands  Branch,  as Lead Arranger,
            Co-Bookrunner  and  Documentation  Agent  and  ING  Capital  LLC and
            Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and
            Co-Syndication Agents (g)
  *10.2     First Amendment to Amended and Restated Credit Agreement dated as of
            August  7,  2003,  among  Calpine  Corporation,  the  Lenders  named therein,  and The Bank of Nova Scotia, as  Administrative  Agent and
            Funding Agent (g)
  +10.3     Amendment  and Waiver  Request  with respect to Amended and Restated
            Credit  Agreement  dated  as  of  August  28,  2003,  among  Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
  +10.4     Letter Agreement  regarding Second Amendment to Amended and Restated
            Credit  Agreement  dated  as  of  September 5, 2003,  among  Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
  +10.5     Third Amendment to Amended and Restated Credit Agreement dated as of
            November  6, 2003,  among  Calpine  Corporation,  Quintana  Minerals
            (USA),  Inc.,  as a  guarantor,  JOQ Canada,  Inc.,  as a guarantor,
            Quintana  Canada  Holdings,  LLC, as a guarantor,  the Lenders named therein,  and The Bank of Nova Scotia, as  Administrative  Agent and
            Funding Agent
  *10.6     Credit   Agreement  dated  as  of  July  16,  2003,   among  Calpine
            Corporation,   the  Lenders  named  therein,  Goldman  Sachs  Credit
            Partners   L.P.,  as  Sole  Lead  Arranger,   Sole   Bookrunner  and
            Administrative  Agent,  The Bank of Nova  Scotia,  as  Arranger  and
            Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers and Credit Lyonnais
            New York  Branch and Union Bank of  California,  N.A.,  as  Managing
            Agents (g)
  *10.7     Letter of Credit  Agreement dated as of July 16, 2003, among Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (g)
  *10.8     Guarantee and Collateral  Agreement  dated as of July 16, 2003, made by Calpine  Corporation,  JOQ Canada,  Inc., Quintana Minerals (USA)
            Inc., and Quintana  Canada Holdings LLC, in favor of The Bank of New
            York, as Collateral Trustee (g)

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
  *10.9     First Amendment  Pledge Agreement dated as of July 16, 2003, made by
            JOQ Canada,  Inc., Quintana Minerals (USA) Inc., and Quintana Canada
            Holdings LLC in favor of The Bank of New York, as Collateral Trustee
            (g)
  *10.10    First Amendment  Assignment and Security  Agreement dated as of July
            16, 2003,  made by Calpine  Corporation  in favor of The Bank of New
            York, as Collateral Trustee (g)
  *10.11    Second Amendment Pledge Agreement (Stock Interests) dated as of July
            16, 2003,  made by Calpine  Corporation  in favor of The Bank of New
            York, as Collateral Trustee (g)
  *10.12    Second Amendment Pledge Agreement (Membership Interests) dated as of
            July 16, 2003,  made by Calpine  Corporation in favor of The Bank of
            New York, as Collateral Trustee (g)
  *10.13    First  Amendment  Note Pledge  Agreement  dated as of July 16, 2003, made by  Calpine  Corporation  in favor of The Bank of New York,  as
            Collateral Trustee (g)
  *10.14    Collateral  Trust Agreement dated as of July 16, 2003, among Calpine
            Corporation,   JOQ  Canada,  Inc.,  Quintana  Minerals  (USA)  Inc.,
            Quintana Canada Holdings LLC,  Wilmington Trust Company, as Trustee,
            The Bank of Nova Scotia,  as Agent,  Goldman  Sachs Credit  Partners
            L.P.,  as  Administrative  Agent,  and  The  Bank  of New  York,  as
            Collateral Trustee (g)
  *10.15    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Multistate) dated as of July 16, 2003, from Calpine  Corporation to
            Messrs.  Denis O'Meara and James Trimble, as Trustees,  and The Bank
            of New York, as Collateral Trustee (g)
  *10.16    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Multistate) dated as of July 16, 2003, from Calpine  Corporation to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.17    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Colorado)  dated as of July 16, 2003,  from Calpine  Corporation to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.18    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security  Agreement,  Financing  Statement  and Fixture  Filing (New
            Mexico)  dated as of July 16,  2003,  from  Calpine  Corporation  to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.19    Form  of  Amended  and  Restated  Mortgage,   Assignment,   Security
            Agreement and Financing  Statement  (Louisiana) dated as of July 16,
            2003,  from  Calpine  Corporation  to  The  Bank  of  New  York,  as
            Collateral Trustee (g)
  *10.20    Form of  Amended  and  Restated  Deed of Trust  with  Power of Sale,
            Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California) dated as of July 16, 2003, from
            Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (g)
  *10.21    Form of Deed to  Secure  Debt,  Assignment  of  Rents  and  Security
            Agreement  (Georgia)  dated  as  of  July  16,  2003,  from  Calpine
            Corporation to The Bank of New York, as Collateral Trustee (g)
  *10.22    Form  of  Mortgage,  Assignment  of  Rents  and  Security  Agreement
            (Florida) dated as of July 16, 2003, from Calpine Corporation to The
            Bank of New York, as Collateral Trustee (g)
  *10.23    Form of Deed of Trust,  Assignment  of Rents and Security  Agreement
            and Fixture Filing  (Texas) dated as of July 16, 2003,  from Calpine
            Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.24    Form of Deed of Trust,  Assignment  of Rents and Security  Agreement
            (Washington) dated as of July 16, 2003, from Calpine  Corporation to
            Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.25    Form of Deed of Trust,  Assignment of Rents, and Security  Agreement
            (California) dated as of July 16, 2003, from Calpine  Corporation to
            Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.26    Form  of  Mortgage,  Collateral  Assignment  of  Leases  and  Rents,
            Security Agreement and Financing  Statement  (Louisiana) dated as of
            July 16, 2003, from Calpine  Corporation to The Bank of New York, as
            Collateral Trustee (g)
  *10.27    Amended and Restated Hazardous  Materials  Undertaking and Indemnity
            (Multistate) dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee (g)
  *10.28    Amended and Restated Hazardous  Materials  Undertaking and Indemnity
            (California) dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee (g)

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
  +10.29    Credit and Guarantee  Agreement  dated as of August 14, 2003,  among
            Calpine  Construction   Finance  Company,   L.P.,  each  of  Calpine
            Hermiston,  LLC, CPN Hermiston, LLC and Hermiston Power Partnership,
            as  Guarantors,  the Lenders  from time to time party  thereto,  and
            Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole
            Lead Arranger
  +10.30    Amendment  No. 1 to the Credit and Guarantee  Agreement  dated as of
            September 12, 2003,  among  Calpine  Construction  Finance  Company,
            L.P.,  each  of  Calpine  Hermiston,  LLC,  CPN  Hermiston,  LLC and
            Hermiston Power Partnership, as Guarantors, the Lenders from time to time party  thereto,  and Goldman  Sachs Credit  Partners  L.P.,  as
            Administrative Agent and Sole Lead Arranger
  +31.1     Certification of the Chairman, President and Chief Executive Officer
            Pursuant to Rule  13a-14(a) or Rule  15d-14(a)  under the Securities
            Exchange  Act of 1934,  as Adopted  Pursuant  to Section  302 of the
            Sarbanes-Oxley Act of 2002
  +31.2     Certification  of the Executive Vice  President and Chief  Financial
            Officer  Pursuant  to Rule  13a-14(a)  or Rule  15d-14(a)  under the
            Securities  Exchange Act of 1934, as Adopted Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002
  +32.1     Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
------------

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

(g) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.



     (b)Reports on Form 8-K

     The registrant filed or furnished the following reports on Form 8-K during the quarter ended September 30, 2003:

                              Date Filed
           Date of Report    or Furnished    Item Reported
         -----------------  -------------- ---------------
              7/10/03          7/11/03            5
              7/16/03          7/16/03            5
              7/16/03          7/16/03            5
              7/16/03          7/17/03            5
              7/16/03          7/23/03            5
              7/24/03          7/24/03            5
               8/1/03           8/1/03            5
               8/6/03           8/7/03           12
              8/14/03          8/15/03            5
              8/25/03          8/26/03            5
              8/27/03          8/28/03            5
               9/3/03           9/4/03            5
              9/25/03          9/26/03            5
              9/25/03          9/29/03            5

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

Date: November 13, 2003

                                       By:       /s/ CHARLES B. CLARK, JR.
                                          --------------------------------------
                                                   Charles B. Clark, Jr.
                                          Senior Vice President and Corporate
                                       Controller (Principal Accounting Officer)

Date: November 13, 2003

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
   *3.1     Amended  and  Restated   Certificate  of  Incorporation  of  Calpine
            Corporation (a)
   *3.2     Certificate of Correction of Calpine Corporation (b)
   *3.3     Certificate  of  Amendment of Amended and  Restated  Certificate  of
            Incorporation of Calpine Corporation (c)
   *3.4     Certificate of Designation of Series A Participating Preferred Stock
            of Calpine Corporation (b)
   *3.5     Amended   Certificate  of  Designation  of  Series  A  Participating
            Preferred Stock of Calpine Corporation (b)
   *3.6     Amended   Certificate  of  Designation  of  Series  A  Participating
            Preferred Stock of Calpine Corporation (c)
   *3.7     Certificate  of Designation  of Special  Voting  Preferred  Stock of
            Calpine Corporation (d)
   *3.8     Certificate of Ownership and Merger Merging  Calpine Natural Gas GP,
            Inc. into Calpine Corporation (e)
   *3.9     Certificate  of Ownership  and Merger  Merging  Calpine  Natural Gas
            Company into Calpine Corporation (e)
   *3.10    Amended and Restated By-laws of Calpine Corporation (f)
   *4.1     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   *4.2     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   *4.3     Indenture dated as of July 16, 2003, between Calpine Corporation and
            Wilmington Trust Company, as Trustee, including form of Notes (g)
   +4.4     Indenture  dated as of August 14, 2003,  among Calpine  Construction
            Finance  Company,  L.P.,  CCFC  Finance  Corp.,  and each of Calpine
            Hermiston,  LLC, CPN Hermiston, LLC and Hermiston Power Partnership,
            as Guarantors,  and Wilmington Trust FSB, as Trustee, including form of Notes
   +4.5     Supplemental  Indenture  dated as of  September  18,  2003,  Calpine
            Construction Finance Company,  L.P., CCFC Finance Corp., and each of
            Calpine  Hermiston,  LLC, CPN  Hermiston,  LLC and  Hermiston  Power
            Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee
   +4.6     Indenture  dated as of  September  30,  2003,  among  Gilroy  Energy
            Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy
            Center, LLC, as Guarantors, and Wilmington Trust Company, as Trustee
            and Collateral Agent, including form of Notes
  *10.1     Amended  and  Restated  Credit  Agreement  dated as of July 16, 2003
            ("Amended   and   Restated   Credit   Agreement"),   among   Calpine
            Corporation,  the Lenders named therein, The Bank of Nova Scotia, as
            Administrative  Agent,  Funding Agent, Lead Arranger and Bookrunner,
            Bayerische  Landesbank,  Cayman  Islands  Branch,  as Lead Arranger,
            Co-Bookrunner  and  Documentation  Agent  and  ING  Capital  LLC and
            Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and
            Co-Syndication Agents (g)
  *10.2     First Amendment to Amended and Restated Credit Agreement dated as of
            August  7,  2003,  among  Calpine  Corporation,  the  Lenders  named therein,  and The Bank of Nova Scotia, as  Administrative  Agent and
            Funding Agent (g)
  +10.3     Amendment  and Waiver  Request  with respect to Amended and Restated
            Credit  Agreement  dated  as  of  August  28,  2003,  among  Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
  +10.4     Letter Agreement  regarding Second Amendment to Amended and Restated
            Credit  Agreement  dated  as of  September  5, 2003,  among  Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent
  +10.5     Third Amendment to Amended and Restated Credit Agreement dated as of
            November  6, 2003,  among  Calpine  Corporation,  Quintana  Minerals
            (USA),  Inc.,  as a  guarantor,  JOQ Canada,  Inc.,  as a guarantor,
            Quintana  Canada  Holdings,  LLC, as a guarantor,  the Lenders named therein,  and The Bank of Nova Scotia, as  Administrative  Agent and
            Funding Agent
  *10.6     Credit   Agreement  dated  as  of  July  16,  2003,   among  Calpine
            Corporation,   the  Lenders  named  therein,  Goldman  Sachs  Credit
            Partners   L.P.,  as  Sole  Lead  Arranger,   Sole   Bookrunner  and
            Administrative  Agent,  The Bank of Nova  Scotia,  as  Arranger  and
            Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers and Credit Lyonnais
            New York  Branch and Union Bank of  California,  N.A.,  as  Managing
            Agents (g)
  *10.7     Letter of Credit  Agreement dated as of July 16, 2003, among Calpine
            Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (g)
  *10.8     Guarantee and Collateral  Agreement  dated as of July 16, 2003, made by Calpine  Corporation,  JOQ Canada,  Inc., Quintana Minerals (USA)
            Inc., and Quintana  Canada Holdings LLC, in favor of The Bank of New
            York, as Collateral Trustee (g)

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
  *10.9     First Amendment  Pledge Agreement dated as of July 16, 2003, made by
            JOQ Canada,  Inc., Quintana Minerals (USA) Inc., and Quintana Canada
            Holdings LLC in favor of The Bank of New York, as Collateral Trustee
            (g)
  *10.10    First Amendment  Assignment and Security  Agreement dated as of July
            16, 2003,  made by Calpine  Corporation  in favor of The Bank of New
            York, as Collateral Trustee (g)
  *10.11    Second Amendment Pledge Agreement (Stock Interests) dated as of July
            16, 2003,  made by Calpine  Corporation  in favor of The Bank of New
            York, as Collateral Trustee (g)
  *10.12    Second Amendment Pledge Agreement (Membership Interests) dated as of
            July 16, 2003,  made by Calpine  Corporation in favor of The Bank of
            New York, as Collateral Trustee (g)
  *10.13    First  Amendment  Note Pledge  Agreement  dated as of July 16, 2003, made by  Calpine  Corporation  in favor of The Bank of New York,  as
            Collateral Trustee (g)
  *10.14    Collateral  Trust Agreement dated as of July 16, 2003, among Calpine
            Corporation,   JOQ  Canada,  Inc.,  Quintana  Minerals  (USA)  Inc.,
            Quintana Canada Holdings LLC,  Wilmington Trust Company, as Trustee,
            The Bank of Nova Scotia,  as Agent,  Goldman  Sachs Credit  Partners
            L.P.,  as  Administrative  Agent,  and  The  Bank  of New  York,  as
            Collateral Trustee (g)
  *10.15    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Multistate) dated as of July 16, 2003, from Calpine  Corporation to
            Messrs.  Denis O'Meara and James Trimble, as Trustees,  and The Bank
            of New York, as Collateral Trustee (g)
  *10.16    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Multistate) dated as of July 16, 2003, from Calpine  Corporation to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.17    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security   Agreement,   Financing   Statement  and  Fixture   Filing
            (Colorado)  dated as of July 16, 2003,  from Calpine  Corporation to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.18    Form of Amended and Restated  Mortgage,  Deed of Trust,  Assignment,
            Security  Agreement,  Financing  Statement  and Fixture  Filing (New
            Mexico)  dated as of July 16,  2003,  from  Calpine  Corporation  to
            Messrs.  Kemp Leonard and John Quick,  as Trustees,  and The Bank of
            New York, as Collateral Trustee (g)
  *10.19    Form  of  Amended  and  Restated  Mortgage,   Assignment,   Security
            Agreement and Financing  Statement  (Louisiana) dated as of July 16,
            2003,  from  Calpine  Corporation  to  The  Bank  of  New  York,  as
            Collateral Trustee (g)
  *10.20    Form of  Amended  and  Restated  Deed of Trust  with  Power of Sale,
            Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California) dated as of July 16, 2003, from
            Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (g)
  *10.21    Form of Deed to  Secure  Debt,  Assignment  of  Rents  and  Security
            Agreement  (Georgia)  dated  as  of  July  16,  2003,  from  Calpine
            Corporation to The Bank of New York, as Collateral Trustee (g)
  *10.22    Form  of  Mortgage,  Assignment  of  Rents  and  Security  Agreement
            (Florida) dated as of July 16, 2003, from Calpine Corporation to The
            Bank of New York, as Collateral Trustee (g)
  *10.23    Form of Deed of Trust,  Assignment  of Rents and Security  Agreement
            and Fixture Filing  (Texas) dated as of July 16, 2003,  from Calpine
            Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.24    Form of Deed of Trust,  Assignment  of Rents and Security  Agreement
            (Washington) dated as of July 16, 2003, from Calpine  Corporation to
            Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.25    Form of Deed of Trust,  Assignment of Rents, and Security  Agreement
            (California) dated as of July 16, 2003, from Calpine  Corporation to
            Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (g)
  *10.26    Form  of  Mortgage,  Collateral  Assignment  of  Leases  and  Rents,
            Security Agreement and Financing  Statement  (Louisiana) dated as of
            July 16, 2003, from Calpine  Corporation to The Bank of New York, as
            Collateral Trustee (g)
  *10.27    Amended and Restated Hazardous  Materials  Undertaking and Indemnity
            (Multistate) dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee (g)
  *10.28    Amended and Restated Hazardous  Materials  Undertaking and Indemnity
            (California) dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee (g)

  Exhibit
  Number                              Description
  ------    --------------------------------------------------------------------
  +10.29    Credit and Guarantee  Agreement  dated as of August 14, 2003,  among
            Calpine  Construction   Finance  Company,   L.P.,  each  of  Calpine
            Hermiston,  LLC, CPN Hermiston, LLC and Hermiston Power Partnership,
            as  Guarantors,  the Lenders  from time to time party  thereto,  and
            Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole
            Lead Arranger
  +10.30    Amendment  No. 1 to the Credit and Guarantee  Agreement  dated as of
            September 12, 2003,  among  Calpine  Construction  Finance  Company,
            L.P.,  each  of  Calpine  Hermiston,  LLC,  CPN  Hermiston,  LLC and
            Hermiston Power Partnership, as Guarantors, the Lenders from time to time party  thereto,  and Goldman  Sachs Credit  Partners  L.P.,  as
            Administrative Agent and Sole Lead Arranger
  +31.1     Certification of the Chairman, President and Chief Executive Officer
            Pursuant to Rule  13a-14(a) or Rule  15d-14(a)  under the Securities
            Exchange  Act of 1934,  as Adopted  Pursuant  to Section  302 of the
            Sarbanes-Oxley Act of 2002
  +31.2     Certification  of the Executive Vice  President and Chief  Financial
            Officer  Pursuant  to Rule  13a-14(a)  or Rule  15d-14(a)  under the
            Securities  Exchange Act of 1934, as Adopted Pursuant to Section 302
            of the Sarbanes-Oxley Act of 2002
  +32.1     Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
------------

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

(g) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.