Form 10-Q
period 2004-03-31
CALPINE CORP
filed 2004-05-10
CIK 916457

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                 ---------------

                (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2004
                     OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from           to

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

416,047,134 shares of Common Stock, par value $.001 per share, outstanding on May 7, 2004

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 2004

                                      INDEX

                                                                                                                          Page No.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION
  Item 1.    Financial Statements
                Consolidated Condensed Balance Sheets March 31, 2004 and December 31, 2003...........................          3
                Consolidated Condensed Statements of Operations for the Three Months Ended
                  March 31, 2004 and 2003............................................................................          5
                Consolidated Condensed Statements of Cash Flows for the Three Months Ended
                  March 31, 2004 and 2003............................................................................          7
                Notes to Consolidated Condensed Financial Statements.................................................          9
  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................          34
  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................          58
  Item 4.    Controls and Procedures................................................................................          58
PART II - OTHER INFORMATION
  Item 1.    Legal Proceedings......................................................................................          58
  Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.......................          64
  Item 6.    Exhibits and Reports on Form 8-K.......................................................................          65
Signatures..........................................................................................................          70

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
               (in thousands, except share and per share amounts)

                                                                                   March 31,       December 31,
                                                                                      2004              2003
                                                                                ---------------   --------------
                                                                                           (Unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................   $      582,804    $      991,806
   Accounts receivable, net..................................................        1,015,986           988,947
   Margin deposits and other prepaid expense.................................          456,857           385,348
   Inventories...............................................................          127,998           139,654
   Restricted cash...........................................................          401,187           383,788
   Current derivative assets.................................................          579,564           496,967
   Current assets held for sale..............................................               --               651
   Other current assets......................................................          184,057            89,593
                                                                                --------------    --------------
      Total current assets...................................................        3,348,453         3,476,754
                                                                                --------------    --------------
Restricted cash, net of current portion......................................          215,137           575,027
Notes receivable, net of current portion.....................................          211,759           213,629
Project development costs....................................................          146,393           139,953
Investments in power projects and oil and gas properties.....................          417,978           472,749
Deferred financing costs.....................................................          439,941           400,732
Prepaid lease, net of current portion........................................          425,846           414,058
Property, plant and equipment, net...........................................       20,736,669        20,081,052
Goodwill, net................................................................           45,160            45,160
Other intangible assets, net.................................................           89,753            89,924
Long-term derivative assets..................................................          753,124           673,979
Long-term assets held for sale...............................................               --           112,148
Other assets.................................................................          531,825           608,767
                                                                                --------------    --------------
      Total assets...........................................................   $   27,362,038    $   27,303,932
                                                                                ==============    ==============
                      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................   $    1,007,405    $      938,644
   Accrued payroll and related expense.......................................           56,124            96,693
   Accrued interest payable..................................................          295,632           321,176
   Income taxes payable......................................................            9,563            18,026
   Notes payable and borrowings under lines of credit, current portion.......          254,067           254,292
   Preferred interests, current portion......................................           11,597            11,220
   Capital lease obligation, current portion.................................            4,396             4,008
   CCFC I financing, current portion.........................................            3,208             3,208
   Construction/project financing, current portion...........................           76,332            61,900
   Senior notes and term loans, current portion..............................           14,500            14,500
   Current derivative liabilities............................................          551,191           456,688
   Other current liabilities.................................................          269,291           319,339
                                                                                --------------    --------------
      Total current liabilities..............................................        2,553,306         2,499,694
                                                                                --------------    --------------
Notes payable and borrowings under lines of credit, net of current portion...          791,700           873,572
Notes payable to Calpine Capital Trusts......................................        1,153,500         1,153,500
Preferred interests, net of current portion..................................          228,014           232,412
Capital lease obligation, net of current portion.............................          192,340           193,741
CCFC I financing, net of current portion.....................................          784,258           785,781
CalGen/CCFC II financing.....................................................        2,393,945         2,200,358
Construction/project financing, net of current portion.......................        1,548,262         1,209,505
Convertible Senior Notes Due 2006............................................           72,126           660,059
Convertible Senior Notes Due 2023............................................          900,000           650,000
Senior notes and term loans, net of current portion..........................        9,357,521         9,369,253
Deferred income taxes, net...................................................        1,256,416         1,326,044
Deferred lease incentive.....................................................           49,352            50,228
Deferred revenue.............................................................          111,864           116,001
Long-term derivative liabilities.............................................          750,810           692,088
Long-term derivative liabilities held for sale...............................               --               161
Other liabilities............................................................          269,908           259,390
                                                                                --------------    --------------
      Total liabilities......................................................       22,413,322        22,271,787
                                                                                --------------    --------------
Minority interests...........................................................          365,354           410,892
                                                                                --------------    --------------

                                                                                   March 31,       December 31,
                                                                                      2004              2003
                                                                                ---------------   --------------
                                                                                           (Unaudited)
Stockholders' equity:
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares;
     none issued and outstanding in 2004 and 2003............................               --                --
   Common stock, $.001 par value per share; authorized 1,000,000,000 shares;
     issued and outstanding 415,736,644 shares in 2004 and
     415,010,125 shares in 2003..............................................              416               415
   Additional paid-in capital................................................        3,002,075         2,995,735
   Retained earnings.........................................................        1,497,317         1,568,509
   Accumulated other comprehensive income....................................           83,554            56,594
                                                                                --------------    --------------
      Total stockholders' equity.............................................   $    4,583,362    $    4,621,253
                                                                                --------------    --------------
      Total liabilities and stockholders' equity.............................   $   27,362,038    $   27,303,932
                                                                                ==============    ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
                                                                                    (In thousands, except
                                                                                      per share amounts)
                                                                                         (Unaudited)
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue..........................................   $    1,245,887    $    1,103,535
      Sales of purchased power for hedging and optimization..................          380,028           681,284
                                                                                --------------    --------------
        Total electric generation and marketing revenue......................        1,625,915         1,784,819
Oil and gas production and marketing revenue
      Oil and gas sales......................................................           24,581            25,911
      Sales of purchased gas for hedging and optimization....................          352,737           327,468
                                                                                --------------    --------------
        Total oil and gas production and marketing revenue...................          377,318           353,379
   Mark-to-market activities, net............................................           12,518            20,443
   Other revenue.............................................................           26,987             7,292
                                                                                --------------    --------------
          Total revenue......................................................        2,042,738         2,165,933
                                                                                --------------    --------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense................................................          175,834           161,929
      Transmission purchase expense..........................................           16,427             8,825
      Royalty expense........................................................            5,881             5,357
      Purchased power expense for hedging and optimization...................          374,939           679,949
                                                                                --------------    --------------
        Total electric generation and marketing expense......................          573,081           856,060
   Oil and gas operating and marketing expense
      Oil and gas operating expense..........................................           22,328            25,661
      Purchased gas expense for hedging and optimization.....................          360,486           316,948
                                                                                --------------    --------------
        Total oil and gas operating and marketing expense....................          382,814           342,609
   Fuel expense..............................................................          762,705           635,369
   Depreciation, depletion and amortization expense..........................          149,415           133,815
   Operating lease expense...................................................           27,799            27,692
   Other cost of revenue.....................................................           26,380             5,251
                                                                                --------------    --------------
          Total cost of revenue..............................................        1,922,194         2,000,796
                                                                                --------------    --------------
             Gross profit....................................................          120,544           165,137
(Income) from unconsolidated investments in power projects
  and oil and gas properties.................................................           (2,506)           (5,125)
Equipment cancellation and impairment cost...................................            2,360                87
Project development expense..................................................            7,717             5,086
Research and development expense.............................................            3,815             2,391
Sales, general and administrative expense....................................           57,247            43,658
                                                                                --------------    --------------
   Income from operations....................................................           51,911           119,040
Interest expense.............................................................          254,792           142,961
Distributions on trust preferred securities..................................               --            15,657
Interest (income)............................................................          (12,060)           (8,035)
Minority interest expense....................................................            8,435             2,277
Other expense (income).......................................................          (19,258)           34,590
                                                                                --------------    --------------
   Loss before (benefit) for income taxes....................................         (179,998)          (68,410)
(Benefit) for income taxes...................................................          (85,949)          (16,872)
                                                                                --------------    --------------
   Loss before discontinued operations and cumulative effect
     of a change in accounting principle.....................................          (94,049)          (51,538)
Discontinued operations, net of tax provision (benefit) of $12,325
  and $(790).................................................................           22,857            (1,007)
Cumulative effect of a change in accounting principle,
  net of tax provision of $--and $450........................................               --               529
                                                                                --------------    --------------
             Net loss........................................................   $      (71,192)   $      (52,016)
                                                                                ==============    ==============

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
                                                                                    (In thousands, except
                                                                                      per share amounts)
                                                                                         (Unaudited)
Basic and diluted loss per common share:
   Weighted average shares of common stock outstanding.......................          415,308           380,960
   Loss before discontinued operations and cumulative
     effect of a change in accounting principle..............................   $        (0.23)   $        (0.14)
   Discontinued operations, net of tax.......................................   $         0.06    $           --
   Cumulative affect of a change in accounting principle, net of tax.........   $           --    $           --
                                                                                --------------    --------------
             Net loss........................................................   $        (0.17)   $        (0.14)
                                                                                ==============    ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                --------------------------------
                                                                                     2004              2003
                                                                                --------------    --------------
Cash flows from operating activities:
   Net loss..................................................................   $      (71,192)   $      (52,016)
      Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation, depletion and amortization (1).........................          197,183           164,501
        Deferred income taxes, net...........................................          (98,142)            4,597
        Tax refund received..................................................              592            16,952
        (Gain) on sale of assets.............................................          (32,211)               --
        Stock compensation expense...........................................            4,266             4,490
        Foreign exchange (gains) losses......................................           (9,984)           25,209
        Change in net derivative assets and liabilities......................          (36,230)           54,290
        Income from unconsolidated investments in power projects
          and oil and gas properties.........................................           (2,506)           (5,125)
        Distributions from unconsolidated investments in power projects......            5,140             9,401
        Other................................................................            7,599              (292)
        Change in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable..................................................          (23,339)         (251,833)
        Other current assets.................................................          (49,708)          (81,357)
        Other assets.........................................................           (6,823)          (44,444)
        Accounts payable and accrued expense.................................            1,981           281,665
        Other liabilities....................................................          (59,856)           39,329
                                                                                --------------    --------------
          Net cash (used in) provided by operating activities................         (173,230)          165,367
                                                                                --------------    --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment................................         (414,945)         (507,250)
   Disposals of property, plant and equipment................................          176,914             9,074
   Acquisitions, net of cash acquired........................................         (187,466)           (6,818)
   Advances to joint ventures................................................             (479)           (2,020)
   Project development costs.................................................           (6,837)           (8,867)
   Decrease in restricted cash...............................................          346,338            16,096
   (Increase) decrease in notes receivable...................................            1,772            (4,534)
   Other.....................................................................           13,332            20,690
                                                                                --------------    --------------
      Net cash used in investing activities..................................          (71,371)         (483,629)
                                                                                --------------    --------------
Cash flows from financing activities:
   Borrowings from notes payable and borrowings under lines of credit........        2,394,565                --
   Repayments of notes payable and borrowings under lines of credit..........          (86,783)               --
   Borrowings from project financing.........................................          315,142            19,426
   Repayments of project financing...........................................       (2,343,403)               --
   Repayments of senior notes................................................          (14,759)               --
   Repurchase of 4% convertible senior notes.................................         (586,926)               --
   Proceeds from issuance of 4.75% convertible senior notes..................          250,000                --
   Proceeds from income trust offering.......................................               --           100,900
   Financing costs...........................................................          (75,727)           (6,941)
   Other.....................................................................          (12,200)             (842)
                                                                                --------------    --------------
      Net cash (used in) provided by financing activities....................         (160,091)          112,543
                                                                                --------------    --------------
Effect of exchange rate changes on cash and cash equivalents.................           (4,310)            4,290
Net decrease in cash and cash equivalents....................................         (409,002)         (201,429)
Cash and cash equivalents, beginning of period...............................          991,806           579,486
                                                                                --------------    --------------
Cash and cash equivalents, end of period.....................................   $      582,804    $      378,057
                                                                                ==============    ==============
Cash paid during the period for:
   Interest, net of amounts capitalized......................................   $      238,954    $       71,297
   Income taxes..............................................................   $       15,361    $        8,003
----------

(1)  Includes  depreciation  and  amortization  that is also  charged  to sales,
     general  and  administrative   expense  and  to  interest  expense  in  the
     Consolidated Condensed Statements of Operations.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (unaudited)

1.   Organization and Operations of the Company

     Calpine Corporation ("Calpine" or "the Company"), a Delaware corporation, and subsidiaries (collectively, also referred to as the "Company") are engaged in the generation of electricity in the United States of America, Canada and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company owns oil and gas operations and has ownership interests in, and operates, power facilities. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company's generating plants, is sold to third parties.

2.   Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction retirement and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest, primary beneficiary determination for the Company's investments in variable interest entities, the outcome of pending litigation and estimates of oil and gas reserves used to calculate depletion, depreciation and impairment of natural gas and petroleum property and equipment.

     Effective Tax Rate -- For the three months ended March 31, 2004, the effective rate increased to 48% as compared to 25% for the three months ended March 31, 2003. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent non-taxable items.

     Derivative Instruments -- Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     With respect to cash flow hedges, if the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in other comprehensive income is recognized currently. In the case of fair value hedges, if the underlying asset, liability or firm commitment being hedged is disposed of or otherwise terminated, the gain or loss associated with the underlying hedged item is recognized currently. If the hedging instrument is terminated prior to the occurrence of the hedged forecasted transaction for cash flow hedges or the settlement of the hedged asset, liability or firm commitment for fair value hedges, the gain or loss associated with the hedge instrument remains deferred.

     Where the Company's derivative instruments are subject to a master netting agreement and the criteria of FASB Interpretation ("FIN") 39 "Offsetting of Amounts Related to Certain Contracts (An Interpretation of APB Opinion No. 10 and SFAS No. 105)" are met, the Company presents its derivative assets and liabilities on a net basis in its balance sheet. The Company has chosen this method of presentation because it is consistent with the way related mark-to-market gains and losses on derivatives are recorded in its Consolidated Statements of Operations and within Other Comprehensive Income ("OCI").

     Mark-to-Market Activity, Net -- This includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments undesignated as cash flow hedges, including those held for trading purposes. Gains and losses due to ineffectiveness on hedging instruments are also included in unrealized mark-to-market gains and losses. Trading activity is presented net in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 02-3").

     Presentation of Revenue Under EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3:
"Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") -- The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company's Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company's power schedulers net the physical flow of the power purchase against the physical flow of the power sale as a matter of scheduling convenience to eliminate the need to schedule actual power delivery or "book out" the physical power flows. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted $370.5 million of purchased power expense against sales of purchased power during the three months ended March 31, 2004.

New  Accounting Pronouncements

     On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle -- the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net income and earnings per share for the three months ended March 31, 2004 and 2003, had the Company applied the accounting provisions of SFAS No. 123 to its prior years' financial statements (in thousands, except per share amounts):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       2004           2003
                                                                                   ------------   ------------
Net income
   As reported..................................................................   $   (71,192)   $   (52,016)
   Pro Forma....................................................................       (72,839)       (58,452)
Earnings per share data:
   Basic earnings per share
      As reported...............................................................   $     (0.17)   $     (0.14)
      Pro Forma.................................................................         (0.18)         (0.15)
   Diluted earnings per share
      As reported...............................................................   $     (0.17)   $     (0.14)
      Pro Forma.................................................................         (0.18)         (0.15)
Stock-based compensation cost, net of tax, included in net income, as reported..   $     2,581    $     3,367
Stock-based compensation cost, net of tax, included in net income, pro forma....         4,228          9,803

     The range of fair values of the Company's stock options granted for the three months ended March 31, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $3.37-$4.45 in 2004, $1.60-$3.43 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 69.78%-97.99% and 70.44%-97.19% for the three months ended March 31, 2004 and 2003, respectively, risk-free interest rates of 2.35%-4.14% and 1.76%-4.04% for the three months ended March 31, 2004 and 2003, respectively, and expected option terms of 4-9 1/2 years and 2 1/2-9 1/2 years for the three months ended March 31, 2004 and 2003, respectively.

     In January 2003 FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities ("VIEs") for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the Primary Beneficiary, should consolidate the Variable Interest Entity ("VIE"). This new model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity's ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity's variability.

     In December 2003 FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities ("SPEs") for which the effective date was December 31, 2003. The Company has adopted FIN 46-R for its investment in SPEs, equity method joint ventures, its wholly owned subsidiaries that are subject to long-term power purchase agreements and tolling arrangements, operating lease arrangements containing fixed price purchase options and its wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests.

     The Company evaluated its investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, the Company was not the Primary Beneficiary, as the Company would not absorb a majority of these entities' expected variability. The fixed price purchase options under the Company's operating lease arrangements were not considered significant variable interests. However, the Company's investments in joint ventures were considered significant. See Note 7 for more information related to these joint venture investments.

     An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs by virtue of a power sales or tolling agreement which was longer than 10 years and for more than 50% of the entity's capacity. However, in all cases, the Company absorbed a majority of the entity's variability and continues to consolidate these 100% Company-owned subsidiaries. The Company qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity's capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," were not considered variable interests, because payments under these leasing arrangements create rather than absorb the entity's variability.

     A similar analysis was performed for the Company's wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests. These entities were determined to be VIEs in which the Company absorbs the majority of the variability, primarily due to the debt characteristics of the preferred interest, which are classified as debt in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in the Company's Consolidated Condensed Balance Sheets. Consequently, the Company continues to consolidate these wholly owned subsidiaries.

     Significant judgment was required in making an assessment of whether or not a VIE was a special purpose entity ("SPE") for purposes of adopting and applying FIN 46-R, as of October 31, 2003. Entities that meet the definition of a business outlined in FIN 46-R and that satisfy other formation and involvement criteria are not subject to the FIN 46-R consolidation guidelines. The definitional characteristics of a business include having: inputs such as long-lived assets; the ability to obtain access to necessary materials and employees; processes such as strategic management, operational process and resource management; and the ability to obtain access to the customers that purchase the outputs of the entity. Since the current accounting literature does not provide a definition of an SPE, the Company's assessment was primarily based on the degree to which the VIE aligned with the definition of a business. Based on this assessment, the Company determined that five VIE investments were in
SPEs: Calpine Northbrook Energy Marketing, LLC ("CNEM"), Power Contract Financing, L.L.C. ("PCF") and the Calpine Capital Trusts I, II and III, and subject to FIN 46-R as of October 1, 2003.

     On May 15, 2003, the Company's wholly owned subsidiary, CNEM, completed the $82.8 million monetization of an existing power sales agreement with the Bonneville Power Administration ("BPA"). CNEM borrowed $82.8 million secured by the spread between the BPA contract and certain fixed power purchase contracts. CNEM was established as a bankruptcy-remote entity and the $82.8 million loan is recourse only to CNEM's assets and is not guaranteed by the Company. CNEM was determined to be a VIE in which the Company was the Primary Beneficiary. Accordingly, the entity's assets and liabilities were consolidated into the Company's accounts as of June 30, 2003.

     On June 13, 2003, PCF, a wholly owned stand-alone subsidiary of Calpine Energy Services, L.P. ("CES"), completed an offering of two tranches of Senior Secured Notes Due 2006 and 2010 (collectively called the "PCF Notes"), totaling $802.2 million. To facilitate the transaction, the Company formed PCF as a wholly owned, bankruptcy remote entity with assets and liabilities consisting of certain transferred power purchase and sales contracts, which serve as collateral for the PCF Notes. The PCF Notes are non-recourse to the Company's other consolidated subsidiaries. PCF was determined to be a VIE in which the Company was the Primary Beneficiary. Accordingly, the entity's assets and liabilities were consolidated into the Company's accounts as of June 30, 2003.

     Upon adoption of FIN 46-R for the Company's investments in SPEs, the Company determined that its equity investment in Calpine Capital Trusts I, II and III ("the Trusts") was not considered at-risk as defined in FIN 46-R and that the Company did not have a significant variable interest in the Trusts. Consequently, the Company deconsolidated the Trusts.

3.   Collateral Debt Securities;

     In connection with the plans of the Calpine Power Income Fund ("CPIF") to acquire the King City Power Plant (see Note 15 for more information regarding this transaction) and become the lessor of the facility, the Company intends to sell certain investments previously accounted for as held-to-maturity. The table below reflects the reclassification of the collateral securities from
held-to-maturity  to   available-for-sale  in  accordance  with  SFAS  No.  115,

"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The following securities were, therefore, recorded at fair market value in Other Current Assets at March 31, 2004, with the excess over amortized cost recorded in Other Comprehensive Income (in thousands):

                                                                              March 31, 2004
                                                        ---------------------------------------------------------
                                                                        Gross            Gross
                                                                      Unrealized      Unrealized
                                                                    Gains in Other  Losses in Other
                                                        Amortized   Comprehensive    Comprehensive        Fair
                                                           Cost          Income          Income           Value
                                                        ---------   --------------  ---------------      --------
Corporate debt securities..........................      $12,422        $   432         $    --          $ 12,854
U.S. Treasury Notes................................        1,973            142              --             2,115
U.S. Treasury Securities (non-interest bearing) ...       67,871         17,481              --            85,352
                                                         -------        -------         -------          --------
   Debt securities.................................      $82,266        $18,055         $    --          $100,321
                                                         =======        =======         =======          ========

4.   Property, Plant and Equipment, Net and Capitalized Interest;

     As of March 31, 2004 and December 31, 2003, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

                                                        March 31,       December 31,
                                                          2004              2003
                                                     --------------    --------------
Buildings, machinery, and equipment...............   $   13,795,049    $   13,226,310
Oil and gas properties, including pipelines.......        2,112,964         2,136,740
Geothermal properties.............................          464,795           460,602
Other.............................................          263,197           234,932
                                                     --------------    --------------
                                                         16,636,005        16,058,584
Less: accumulated depreciation and depletion......       (1,948,872)       (1,834,701)
                                                     --------------    --------------
                                                         14,687,133        14,223,883
Land..............................................           97,139            95,037
Construction in progress..........................        5,952,397         5,762,132
                                                     --------------    --------------
Property, plant and equipment, net................   $   20,736,669    $   20,081,052
                                                     ==============    ==============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at March 31, 2004 (in thousands):

                                                                              Equipment     Project
                                                        # of                 Included in  Development     Unassigned
                                                       Projects      CIP         CIP         Costs         Equipment
                                                       --------  ----------  -----------  -----------     ----------
Projects in active construction....................       13     $4,684,403   $1,537,067    $      --     $       --
Projects in advanced development...................       15        754,280      623,696      128,708             --
Projects in suspended development..................        5        463,094      203,185        8,753             --
Projects in early development......................        3             --           --        8,932         12,280
Other capital projects.............................       NA         50,620           31           --             --
Unassigned ........................................       NA             --           --           --         54,789
                                                                 ----------   ----------    ---------     ----------
   Total construction and development costs........              $5,952,397   $2,363,979    $ 146,393     $   67,069
                                                                 ==========   ==========    =========     ==========

     Construction in Progress -- Construction in progress ("CIP") is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators and other long lead-time items of equipment for certain development projects not yet in construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment.

     Projects in Active Construction -- The 13 projects in active construction are estimated to come on line from May 2004 to June 2007. These projects will bring on line approximately 6,495 MW of base load capacity (7,685 MW base load with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At March 31, 2004, the estimated funding requirements to complete these projects, net of expected project financing proceeds, is approximately $1.2 billion.

     Projects in Advanced Development -- There are 15 projects in advanced development. These projects will bring on line approximately 6,735 MW of base load capacity (7,952 MW base load with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete. The estimated cost to complete the 15 projects in advanced development is approximately $4.4 billion. The Company's current plan is to commence construction with project financing, once power purchase agreements are arranged.

     Suspended Development Projects -- Due to current electric market conditions, the Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met . These projects would bring on line approximately 2,569 MW of base load capacity(3,029 MW base load with peaking capacity). The estimated cost to complete the five projects is approximately $1.5 billion.

     Projects in Early Development -- Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects -- Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.

     Unassigned Equipment -- As of March 31, 2004, the Company had made progress payments on 4 turbines, 1 heat recovery steam generator and other equipment with an aggregate carrying value of $67.1 million This unassigned equipment is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Capitalized Interest -- The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost" ("SFAS No. 34"), as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)" ("SFAS No. 58"). The Company's qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended March 31, 2004 and 2003, the total amount of interest capitalized was $108.5 million and $118.5 million, respectively, including $18.5 million and $19.6 million, respectively, of interest incurred on funds borrowed for specific construction projects and $90.0 million and $98.9 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three months ended March 31, 2004 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company's development projects.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds, are certain of the Company's Senior Notes and term loan facilities and the secured working capital revolving credit facility.

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired.

5.   Acquisitions

     On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Calpine Cogeneration Company ("Calpine Cogen"), which holds interests in six power facilities, from NRG Energy, Inc. ("NRG") for approximately $2.5 million. The Company had purchased its initial 80% interest in Calpine Cogen (formerly known as Cogeneration Corporation of America) from NRG in 1999. As a result of the current transaction, the Company now has a 100% interest in the Newark, Parlin, Morris and Pryor facilities, an 83% interest in the Philadelphia Water Project, and a 50% interest in the Grays Ferry Power Plant.

     On March 26, 2004, the Company acquired the remaining 50% interest in the Aries facility from a subsidiary of Aquila, Inc. (Aquila and its subsidiaries referred to collectively as "Aquila"). At the same time, Aries terminated a tolling contract with another subsidiary of Aquila. Aquila paid $5 million and assigned certain transmission and other rights to the Company. Aquila and the Company also amended a master netting agreement between them, and as a result, the Company returned cash margin deposits totaling $10.8 million to Aquila. Contemporaneous with the closing of the acquisition, Aries' existing construction loan was converted to two term loans totaling $178.8 million. The Company contributed $15 million of equity to Aries in connection with the term out of the construction loan.

     On March 31, 2004, the Company closed on the purchase of the 570-megawatt, natural gas-fired, Brazos Valley Power Plant ("Brazos Valley") in Fort Bend County, Texas, for approximately $175.0 million. The Company used the net proceeds from the sale of Lost Pines 1 and cash on hand to acquire this facility in a transaction structured as a tax deferred like-kind exchange under IRS
Section 1031. The consortium of banks that had provided construction financing for the power plant and had taken possession of the plant from the original developer in 2003 indirectly owned the special purpose companies that owned Brazos Valley. Brazos Valley has become part of the collateral package for the Calpine Construction Finance Company, L.P. ("CCFC I") First Priority Secured Institutional Term Loans Due 2009 and Second Priority Senior Secured Floating Rate Notes Due 2011.

6.   Financing

     On January 9, 2004, one of the initial purchasers of the 4 3/4% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Notes") exercised in full its option to purchase an additional $250.0 million of these notes. The notes are convertible into cash and into shares of Calpine common stock upon the occurrence of certain contingencies at an initial conversion price of $6.50 per share, which represents a 38% premium over the New York Stock Exchange closing price of $4.71 per share on November 6, 2003, the date the notes were originally priced. Upon conversion of the notes, the Company will deliver par value in cash and any additional value in Calpine shares.

     During the three months ended March 31, 2004, the Company repurchased $178.5 million in principal amount of its outstanding 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes") that can be put to the Company in exchange for $177.5 million in cash. Additionally, on February 9, 2004, the Company made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, the Company paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes which included accrued interest of $3.4 million. At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

     On February 18, 2004, one of the Company's wholly owned subsidiaries closed on the sale of natural gas properties to Calpine Natural Gas Trust ("CNG Trust"). The Company received consideration of Cdn$40.5 million (US$30.9 million). Calpine holds 25% of the outstanding trust units of CNG Trust and accounts for the investment using the equity method. The Company recorded a $6.2 million pre-tax gain on the sale of these properties.

     On February 20, 2004, the Company completed a $250.0 million, non-recourse project financing for the 600-megawatt Rocky Mountain Energy Center. A consortium of banks financed the construction of the plant at a rate of LIBOR plus 250 basis points. Upon commercial operation of the Rocky Mountain Energy Center, the banks will provide a three-year term-loan facility.

     On March 23, 2004, the Company's wholly owned subsidiary Calpine Generating Company, LLC ("CalGen"), formerly known as Calpine Construction Finance Company II, LLC ("CCFC II"), completed its offering of secured term loans and secured notes. As expected, the Company realized net total proceeds from the offerings (after payment of transaction fees and expenses, including the fee payable to Morgan Stanley in connection with an index hedge) in the approximate amount of $2.3 billion. The offerings included:

       Amount                                Description                                   Interest Rate
--------------------    -----------------------------------------------------       ------------------------------
$235.0 million          First Priority Secured Floating Rate Notes Due 2009         LIBOR plus 375 basis points
$640.0 million          Second Priority Secured Floating Rate Notes Due 2010        LIBOR plus 575 basis points
$680.0 million          Third Priority Secured Floating Rate Notes Due 2011         LIBOR plus 900 basis points
$150.0 million          Third Priority Secured Notes Due 2011                       11.50%
$600.0 million          First Priority Secured Term Loans due 2009                  LIBOR plus 375 basis points(1)
$100.0 million          Second Priority Secured Term Loans due 2010                 LIBOR plus 575 basis points(2)
----------

(1) The Company may also elect a Base Rate plus 275 basis points.

(2) The Company may also elect a Base Rate plus 475 basis points.

     The secured term loans and secured notes described above in each case are collateralized, through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen's power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders' recourse is limited to such collateral, and none of the indebtedness is guaranteed by Calpine. Net proceeds from the offerings were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing. Concurrently with this refinancing, the Company amended and restated the CCFC II credit facility (as amended and restated, the "CalGen revolving credit facility") to reduce the commitments under the facility to $200.0 million and extend its maturity to March 2007. Borrowings under the CalGen revolving credit facility bear interest at LIBOR plus 350 basis points (or, at the Company's election, the Base Rate plus 250 basis points). Outstanding indebtedness and letters of credit under the CCFC II credit facility at December 31, 2003, and at the refinancing date, totaled approximately $2.3 billion and $2.4 billion, respectively.

     On March 24, 2004, the Company repurchased $9.0 million in principal amount of its outstanding 8 1/2% Senior Notes Due 2011 and $11.0 million in principal amount of its outstanding 7 3/4% Senior Notes Due 2009, in exchange for approximately $14.8 million in cash. A gain of $5.0 million, net of deferred financing costs written off, was recognized in the first quarter of 2004.

Annual Debt Maturities

     The annual principal repayments or maturities of notes payable and borrowings under lines of credit, notes payable to Calpine Capital Trusts, preferred interests, construction/project financing, 2006 Convertible Senior Notes, 2023 Convertible Notes, senior notes and term loans, CCFC I financing, CalGen/CCFC II financing and capital lease obligations as of March 31, 2004, are as follows (in thousands):

April through December 2004................  $     245,934
2005.......................................        526,637
2006.......................................        775,461
2007.......................................      2,371,194
2008.......................................      2,620,659
Thereafter.................................     11,245,881
                                             -------------
   Total...................................  $  17,785,766
                                             =============

7.   Investments in Power Projects and Oil and Gas Properties

     The Company's investments in power projects and oil and gas properties are integral to its operations. As discussed in Note 2, the Company's joint venture investments were evaluated under FIN 46-R to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that the Acadia Energy Center, Grays Ferry Power Plant, Whitby Cogeneration facility and the Androscoggin Power Plant were VIEs, in which the Company held a significant variable interest. However, based on a qualitative and quantitative assessment of the expected variability in these entities, the Company was not the primary beneficiary. Consequently, the Company continues to account for these VIEs and its other joint venture investments in power projects in accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)."

     Acadia Powers Partners, LLC ("Acadia") is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $224.1 million.

     Grays Ferry Cogeneration Partnership ("Grays Ferry") is the owner of a 140-megawatt gas-fired cogeneration facility located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. ("Cogen America") in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company's maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $48.4 million.

     Androscoggin Energy LLC ("AELLC") is the owner of a 160-megawatt gas-fired cogeneration facility located in Maine and is a joint venture between the Company, Wisvest Corporation and Androscoggin Energy, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC ("SkyGen") in October 2000. The Androscoggin joint venture project was part of the portfolio of assets owned by SkyGen. The Company's maximum potential exposure to loss at March 31, 2004, is limited to $29.0 million, which represents the book value of its investment of approximately $14.2 million and a notes receivable balance due from AELLC of $14.8 million as described below.

     Whitby Energy LLP ("Whitby") is the owner of a 50-megawatt gas-fired cogeneration facility located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. ("Westcoast") in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $35.1 million.

     The following investments are accounted for under the equity method (in thousands):

                                                                          Ownership        Investment Balance at
                                                                        Interest as of   -------------------------
                                                                          March 31,      March 31,    December 31,
                                                                             2004           2004          2003
                                                                        --------------  -----------   -----------
Acadia Energy Center................................................         50.0%      $   224,080   $   221,038
Valladolid III IPP..................................................         45.0%           69,255        67,320
Grays Ferry Power Plant (1).........................................         50.0%           48,352        53,272
Whitby Cogeneration.................................................         20.8%           35,083        31,033
Calpine Natural Gas Trust...........................................         25.0%           25,714        28,598
Androscoggin Power Plant............................................         32.3%           14,174        11,823
Aries Power Plant (2)...............................................        100.0%               --        58,205
Other...............................................................           --             1,320         1,460
                                                                                        -----------   -----------
   Total investments in power projects and oil and gas properties...                    $   417,978   $   472,749
                                                                                        ===========   ===========
----------

(1) On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Calpine Cogen. As a result of the acquisition, the Company's ownership percentage in the Grays Ferry Power Plant increased to 50%. See Note 5 for information on the acquisition.

(2) On March 26, 2004, the Company acquired the remaining 50 percent interest in Aries Power Plant. Accordingly, this plant is consolidated as of March 31, 2004. See Note 5 for information on the acquisition.

     The debt on the books of the unconsolidated power projects is not reflected on the Company's Consolidated Condensed Balance Sheets. At March 31, 2004, investee debt is approximately $289.6 million. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $61.5 million. However, all such debt is non-recourse to the Company.

     The Company owns a 32.3% interest in the unconsolidated equity method investee AELLC. AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $60.1 million outstanding as of March 31, 2004. The debt is non-recourse to Calpine Corporation (the "AELLC Non-Recourse Financing"). On March 31, 2004, and December 31, 2003, the Company's investment balance was $14.2 million and $11.8 million, respectively, and its notes receivable balance due from AELLC was $14.8 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication had declined to extend the dates for the conversion of the construction loan to a term loan by a certain date. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is disclosed in Note 12. IP's complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, the Company has reviewed its investment and notes receivable balances and believes that the assets are not impaired. The Company further believes that AELLC will eventually be able to convert the construction loan to a term loan.

     The  following  details  the  Company's  income  and   distributions   from
investments in unconsolidated power projects and oil and gas properties (in thousands):

                                                             Income (Loss) from
                                                               Unconsolidated
                                                       Investments in Power Projects
                                                         And Oil and Gas Properties             Distributions
                                                       -----------------------------   -----------------------------
                                                                    For the Three Months Ended March 31,
                                                       -------------------------------------------------------------
                                                            2004            2003            2004            2003
                                                       -------------   -------------   -------------   -------------
Acadia Energy Center...............................    $       5,217   $       7,618   $      2,193    $       9,396
Aries Power Plant..................................           (1,589)         (2,225)            --               --
Grays Ferry Power Plant............................           (1,851)             26             --               --
Whitby Cogeneration................................              317             638            565               --
Calpine Natural Gas Trust..........................            1,321              --          2,313               --
Androscoggin Power Plant...........................           (1,252)         (2,876)            --               --
Gordonsville Power Plant (1).......................               --           1,910             --               --
Other..............................................              109               5             69                5
                                                       -------------   -------------   ------------    -------------
   Total...........................................    $       2,272   $       5,096   $      5,140    $       9,401
                                                       =============   =============   ============    =============
Interest income on notes receivable from
  power projects (2)...............................    $         234   $          29
                                                       -------------   -------------
   Total...........................................    $       2,506   $       5,125
                                                       =============   =============
----------

The Company provides for deferred taxes on its share of earnings.

(1) On November 26, 2003, the Company completed the sale of its 50 percent interest in the Gordonsville Power Plant.

(2) At March 31, 2004, and December 31, 2003, notes receivable from power projects represented an outstanding loan to the Company's investment, Androscoggin Energy Center LLC, in the amounts of $14.8 million and $13.3 million, respectively.

Related-Party Transactions

     The Company and certain of its equity method affiliates have entered into various service agreements with respect to power projects and oil and gas properties. Following is a general description of each of the various agreements:

     Operation and Maintenance Agreements -- The Company operates and maintains the Acadia Power Plant and Androscoggin Power Plant. This includes routine maintenance, but not major maintenance, which is typically performed under agreements with the equipment manufacturers. Responsibilities include development of annual budgets and operating plans. Payments include reimbursement of costs, including Calpine's internal personnel and other costs, and annual fixed fees.

     Administrative Services Agreements -- The Company handles administrative matters such as bookkeeping for certain unconsolidated investments. Payment is on a cost reimbursement basis, including Calpine's internal costs, with no additional fee.

     Power Marketing Agreements -- Under agreements with the Company's Androscoggin Power Plant, CES can either market the plant's power as the power facility's agent or buy the power directly. Terms of any direct purchase are to be agreed upon at the time and incorporated into a transaction confirmation. Historically, CES has generally bought the power from the power facility rather than acting as its agent.

     Gas Supply Agreement -- CES can be directed to supply gas to the Androscoggin Power Plant facility pursuant to transaction confirmations between the facility and CES. Contract terms are reflected in individual transaction confirmations.

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

     The related party balances as of March 31, 2004 and December 31, 2003, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions for the three months ended March 31, 2004, and 2003, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                                     March 31,      December 31,
                                                       2004            2003
                                                  --------------  --------------
Accounts receivable..........................     $       6,821   $       1,156
Accounts payable.............................             9,985          12,172
Interest receivable..........................             1,656           2,074
Note Receivable..............................            14,802          13,262
Other receivables............................             9,489           8,794

                                                       2004            2003
                                                  --------------  --------------
For the Three Months Ended March 31,
Revenue......................................     $         647   $         455
Cost of Revenue..............................            32,746          13,387
Maintenance fee revenue......................               139             143
Interest income..............................               234              29
Gain on sale of assets.......................             6,240              --

8.   Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements as of March 31, 2004 and December 31, 2003:

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

Electric Generation and Marketing

     On January 15, 2004, the Company completed the sale of its 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority (LCRA). Under the terms of the agreement, Calpine received a cash payment of $146.8 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, the Company's undivided interest in the Lost Pines facility was classified as "held for sale".

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

      The tables below present significant components of the Company's income from discontinued operations for the three months ended March 31, 2004, and 2003, respectively (in thousands):

                                                                                 Three Months Ended March 31, 2004
                                                                  ------------------------------------------------------------
                                                                     Electric      Oil and Gas      Corporate
                                                                    Generation      Production         and
                                                                  and Marketing   and Marketing       Other          Total
                                                                  -------------   ------------    -------------  -------------
Total revenue................................................     $       2,679   $         --    $          --  $       2,679
                                                                  =============   ============    =============  =============

Gain on disposal before taxes................................     $      35,327   $         --    $          --  $      35,327
Operating loss from discontinued operations before taxes.....              (145)            --               --           (145)
                                                                  -------------   ------------    -------------  -------------
Income from discontinued operations before taxes.............     $      35,182   $         --    $          --         35,182
                                                                  =============   ============    =============  =============

Gain on disposal, net of tax.................................     $      22,951   $         --    $          --  $      22,951
Operating loss from discontinued operations, net of tax......               (94)            --               --            (94)
                                                                  -------------   ------------    -------------  -------------
Income from discontinued operations, net of tax..............     $      22,857   $         --    $          --  $      22,857
                                                                  =============   ============    =============  =============


                                                                                 Three Months Ended March 31, 2003
                                                                  ------------------------------------------------------------
                                                                     Electric      Oil and Gas      Corporate
                                                                    Generation      Production         and
                                                                  and Marketing   and Marketing       Other          Total
                                                                  -------------   ------------    -------------  -------------
Total revenue................................................     $      18,503   $         78    $       1,763  $      20,344
                                                                  =============   ============    =============  =============

Gain on disposal before taxes................................     $          --   $         --    $          --  $          --
Operating income (loss) from discontinued operations
  before taxes...............................................               878             30           (2,705)        (1,797)
                                                                  -------------   ------------    -------------  -------------
Income (loss) from discontinued operations
  before taxes...............................................     $         878   $         30    $      (2,705) $      (1,797)
                                                                  =============   ============    =============  =============

Gain on disposal, net of tax.................................     $          --   $         --    $          --  $          --
Operating income (loss) from discontinued operations,
  net of tax.................................................               570             19           (1,596)        (1,007)
                                                                  -------------   ------------    -------------  -------------
Income (loss) from discontinued operations, net of tax.......     $         570   $         19    $      (1,596) $      (1,007)
                                                                  =============   ============    =============  =============

9.   Derivative Instruments

Commodity Derivative Instruments

     As an independent power producer primarily focused on generation of electricity using gas-fired turbines, the Company's natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these commodities, the Company enters into derivative commodity instruments. The Company enters into commodity instruments to convert floating or indexed electricity and gas prices to fixed prices in order to lessen its vulnerability to reductions in electric prices for the electricity it generates, to reductions in gas prices for the gas it produces, and to increases in gas prices for the fuel it consumes in its power plants. The Company seeks to "self-hedge" its gas consumption exposure to an extent with its own gas production position. The hedging, balancing, or optimization activities that the Company engages in are directly related to the Company's asset-based business model of owning and operating gas-fired electric power plants and are designed to protect the Company's "spark spread" (the difference between the Company's fuel cost and the revenue it receives for its electric generation). The Company hedges exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas, and the Company utilizes derivatives to optimize the returns the Company is able to achieve from these assets for the Company's shareholders. From time to time the Company has entered into contracts considered energy trading contracts under EITF Issue No. 02-3. However, the Company's traders have low capital at risk and value at risk limits for energy trading, and its risk management policy limits, at any given time, its net sales of power to its generation capacity and limits its net purchases of gas to its fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133.

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

Summary of Derivative Values

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at March 31, 2004, for the Company's derivative instruments:

                                                                                    Commodity
                                                                   Interest Rate    Derivative        Total
                                                                    Derivative     Instruments     Derivative
                                                                    Instruments         Net        Instruments
                                                                  -------------   -------------  -------------
Current derivative assets....................................     $       6,539   $     573,025  $     579,564
Long-term derivative assets..................................                --         753,124        753,124
                                                                  -------------   -------------  -------------
   Total assets..............................................     $       6,539   $   1,326,149  $   1,332,688
                                                                  =============   =============  =============
Current derivative liabilities...............................     $      21,802   $     529,389  $     551,191
Long-term derivative liabilities.............................            62,532         688,278        750,810
                                                                  -------------   -------------  -------------
   Total liabilities.........................................     $      84,334   $   1,217,667  $   1,302,001
                                                                  =============   =============  =============
      Net derivative assets (liabilities)....................     $     (77,795)  $     108,482  $      30,687
                                                                  =============   =============  =============

     Of the Company's net derivative assets, $393.6 million and $76.4 million are net derivative assets of Power Contract Financing, LLC and Calpine Northbrook Energy Marketing, LLC, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company, but both of which are consolidated by the Company pursuant to FIN 46.

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

     Below is a reconciliation of the Company's net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at March 31, 2004 (in thousands):

Net derivative assets.............................................................................     $      30,687
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness...............           (72,727)
Cash flow hedges terminated prior to maturity.....................................................          (160,757)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges.......            63,965
Accumulated OCI from unconsolidated investees.....................................................            21,478
                                                                                                       -------------
Accumulated other comprehensive loss from derivative instruments, net of tax(1)...................     $    (117,354)
                                                                                                       =============
----------

(1) Amount represents one portion of the Company's total accumulated OCI balance. See Note 10 for further information.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)" ("FIN 39"). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of March 31, 2004.

                                                      March 31, 2004
                                              -----------------------------
                                                   Gross            Net
                                              -------------   -------------
Current derivative assets................     $     928,478   $     573,025
Long-term derivative assets..............         1,161,134         753,124
                                              -------------   -------------
   Total derivative assets...............     $   2,089,612   $   1,326,149
                                              =============   =============
Current derivative liabilities...........     $     888,778   $     529,389
Long-term derivative liabilities.........         1,092,352         688,278
                                              -------------   -------------
   Total derivative liabilities..........     $   1,981,130   $   1,217,667
                                              =============   =============
      Net commodity derivative assets....     $     108,482   $     108,482
                                              =============   =============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of the Company's derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three months ended March 31, 2004 and 2003, respectively (in thousands):

                                                                     Three Months Ended March 31,
                                    ------------------------------------------------------------------------------------------
                                                         2004                                           2003
                                    -------------------------------------------   --------------------------------------------
                                        Hedge        Undesignated                      Hedge        Undesignated
                                    Ineffectiveness  Derivatives        Total     Ineffectiveness   Derivatives       Total
                                    ---------------  ------------    ----------   ---------------   ------------    ----------
Natural gas derivatives(1)........  $        5,446   $       637     $   6,083    $        6,113    $    (1,977)    $   4,136
Power derivatives(1)..............            (540)      (10,488)      (11,028)           (3,026)        (1,881)       (4,907)
Interest rate derivatives(2)......            (398)           96          (302)             (209)            --          (209)
                                    --------------   -----------     ---------    --------------   ------------    ----------
   Total..........................  $        4,508   $    (9,755)    $  (5,247)   $        2,878    $    (3,858)    $    (980)
                                    ==============   ===========     =========    ==============   ============    ==========
----------

(1) Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)  Recorded within Other Income

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three months ended March 31, 2004 and 2003, respectively (in thousands):

                                                       2004         2003
                                                   ------------ ------------
Natural gas and crude oil derivatives.........     $     4,934  $     35,162
Power derivatives.............................          12,768       (51,326)
Interest rate derivatives.....................          (2,772)      (10,642)
Foreign currency derivatives..................            (516)       12,557
                                                   -----------  ------------
   Total derivatives..........................     $    14,414  $    (14,249)
                                                   ===========  ============

     As of March 31, 2004 the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 8 and 14 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $55.9 million would be reclassified from accumulated OCI into earnings during the twelve months ended March 31, 2005, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

                                                                                                           2009 &
                                      2004          2005          2006         2007          2008           After         Total
                                  -----------   -----------   -----------   ----------    ----------    -----------   ------------
Gas OCI.........................  $   49,468    $     (893)   $   30,731    $   1,181     $   1,060     $    2,541    $    84,088
Power OCI.......................     (65,443)      (64,935)      (46,304)      (2,037)           31             64       (178,624)
Interest rate OCI...............     (13,629)      (16,769)      (12,060)      (8,602)       (5,163)       (24,021)       (80,244)
Foreign currency OCI............      (1,377)       (1,879)       (1,879)      (1,489)           85             --         (6,539)
                                  ----------    ----------    ----------    ---------     ---------     ----------    -----------
   Total pre-tax OCI............  $  (30,981)   $  (84,476)   $  (29,512)   $ (10,947)    $  (3,987)    $  (21,416)   $  (181,319)
                                  ==========    ==========    ==========    =========     =========     ==========    ===========

10.  Comprehensive Income (Loss)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company's net income , unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The

Company reports Accumulated Other Comprehensive Income ("AOCI") in its Consolidated Balance Sheet. The tables below detail the changes during the three months ended March 31, 2004 and 2003, in the Company's AOCI balance and the components of the Company's comprehensive income (in thousands):

                                                                                                    Total       Comprehensive
                                                                                                 Accumulated    Income (Loss)
                                                                    Available-      Foreign         Other       for the Three
                                                       Cash Flow     for-Sale      Currency     Comprehensive    Months Ended
                                                         Hedges     Investments   Translation       Income      March 31, 2004
                                                       ---------    -----------   -----------   -------------   --------------
Accumulated other comprehensive income (loss)
  at January 1, 2004.................................  $(130,419)    $      --     $ 187,013     $    56,594
Net loss.............................................                                                            $    (71,192)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during
        the three months ended
        March 31, 2004...............................     34,703
      Reclassification adjustment for gain included
        in net loss for the three months ended March
        31, 2004.....................................    (14,414)
      Income tax provision for the three months
        ended March 31, 2004.........................     (7,224)
                                                       ---------                                 -----------
                                                          13,065                                      13,065           13,065
   Available-for-sale investments:
      Pre-tax gain on available-for-sale investments
        for the three months ended March 31, 2004....                    19,526
      Income tax provision for the three months
        ended March 31, 2004.........................                    (7,709)
                                                                     ----------
                                                                         11,817                       11,817           11,817
      Foreign currency translation gain for the
        three months ended March 31, 2004............                                  2,078           2,078            2,078
                                                       ---------                   ---------     -----------      -----------
Total comprehensive loss for the three months ended
  March 31, 2004.....................................                                                             $   (44,232)
                                                                                                                  ===========
Accumulated other comprehensive income (loss) at
  March 31, 2004.....................................  $(117,354)    $   11,817    $ 189,091     $    83,554
                                                       =========     ==========    =========     ===========
                                                                                                    Total
                                                                                                 Accumulated     Comprehensive
                                                                                                    Other        Income (Loss)
                                                                                    Foreign     Comprehensive    for the Three
                                                                     Cash Flow     Currency         Income        Months Ended
                                                                       Hedges     Translation       (Loss)       March 31, 2003
                                                                     ---------    -----------   -------------   ---------------
Accumulated other comprehensive loss at January 1, 2003...........   $(224,414)    $ (13,043)    $  (237,457)
Net loss..........................................................                                               $    (52,016)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
        before reclassification adjustment during the
        three months ended March 31, 2003.........................      27,827
      Reclassification adjustment for loss included in
        net loss for the three months ended March 31, 2003........      14,249
      Income tax provision for the three months
        ended March 31, 2003......................................     (10,927)
                                                                      --------                   -----------
                                                                        31,149                        31,149           31,149
      Foreign currency translation gain for the three months
        ended March 31, 2003......................................          --        84,062          84,062           84,062
                                                                      --------    ----------     -----------     ------------
Total comprehensive income for the three months ended
  March 31, 2003..................................................                                               $     63,195
                                                                                                                 ============
Accumulated other comprehensive loss at March 31, 2003............   $(193,265)   $   71,019     $  (122,246)
                                                                     =========    ==========     ===========

11.  Loss per Share

     Basic loss per common share were computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax distribution expense avoided upon conversion. The reconciliation of basic loss per common share to diluted loss per share is shown in the following table (in thousands, except per share data).

                                                                                     Periods Ended March 31,
                                                                  ----------------------------------------------------------
                                                                               2004                           2003
                                                                  ----------------------------   ---------------------------
                                                                   Net Loss   Shares     EPS     Net Loss  Shares      EPS
                                                                  ---------   -------  -------   --------  -------   -------
THREE MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations and cumulative
  effect of a change in accounting principle..................    $ (94,049)  415,308  $ (0.23)  $ (51,538) 380,960  $ (0.14)
Discontinued operations, net of tax...........................       22,857        --     0.06      (1,007)      --       --
Cumulative effect of a change in accounting principle,
  net of tax..................................................           --        --       --         529       --       --
                                                                  ---------   -------  -------   ---------  -------  -------
Net loss......................................................    $ (71,192)  415,308  $ (0.17)  $ (52,016) 380,960  $ (0.14)
                                                                  =========   =======  =======   =========  =======  =======

     Because of the Company's losses for the three months ended March 31, 2004 and 2003, basic shares were used in the calculations of fully diluted loss per share, under the guidelines of SFAS No. 128, "Earnings per Share," as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase 72,565,275 and 115,332,743 shares of the Company's common stock were not included in the computation of diluted shares outstanding during the three months ended March 31, 2004 and 2003, respectively, because such inclusion would be anti-dilutive.

     For the quarter ended March 31, 2004, approximately 23.8 million weighted common shares of the Company's outstanding 4% convertible senior notes due 2006 were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive. Due to repurchases by the Company of these securities during the first quarter, at March 31, 2004, 4.0 million common shares were potentially issuable upon the conversion of 100% of these securities then outstanding. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.

     In connection with the convertible notes payable to Calpine Capital Trust ("Trust I"), Calpine Capital Trust II ("Trust II") and Calpine Capital Trust III ("Trust III"), net of repurchases, there were 16.3 million, 14.1 million and
11.9 million common shares potentially issuable, respectively. These notes are convertible at any time at the applicable holder's option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing.

     For the quarter ended March 31, 2004, there were no shares potentially issuable with respect to the Company's 4.75% contingent convertible senior notes due 2023. Upon the occurrence of certain contingencies, these securities are convertible at the holder's option in cash for the face amount and in shares of the Company's common stock for the appreciated value in the Company's common stock over $6.50 per share. Holders have the right to require the Company to repurchase these securities at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem the related notes at any time on or after November 22, 2009 in cash for the face amount plus any accrued and unpaid interest and liquidated damages, if any. Approximately
138.4 million maximum potential shares are issuable upon conversion of these securities and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company's quarter end stock price being under $6.50.

12.  Commitments and Contingencies

     Turbines. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the remaining 5 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 68 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 68 turbines.

                                                             Units to
                Year                          Total        Be Delivered
--------------------------------------   -------------     ------------
                                         (In thousands)
April through December 2004...........    $    76,497            5
2005..................................         20,122           --
2006..................................          2,623           --
                                          -----------           --
Total.................................    $    99,242            5
                                          ===========           ==

Litigation

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company's Consolidated Condensed Financial Statements.

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court for the Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta
v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical-- they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of Calpine's securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes Due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine's financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the 1933 Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before the Company's response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and
Section 15 of the Securities Act of 1933 relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.

     On August 29, 2003, the judge issued an order dismissing, with leave to amend, all of the allegations set forth in the second amended complaint except for a claim under Section 11 of the Securities Act relating to statements relating to the causes of the California energy crisis and the related increase in wholesale prices contained in the Supplemental Prospectuses for the 2011 Notes.

     The judge instructed plaintiff, Julies Ser, to file a third amended complaint, which he did on October 17, 2003. The third amended complaint names Calpine and three executives as defendants and alleges the Section 11 claim that survived the judge's August 29, 2003 order.

     On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff's Section 11 claim was barred by the applicable one-year statute of limitations. On February 4, 2004, the judge denied the Company's motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. The Company filed its answer to the third amended complaint on February 28, 2004.

     In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff. The Company filed a response in opposition to this motion. The court has scheduled a hearing on this matter for May 11, 2004.

     The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in state superior court of San Diego County, California. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of Calpine's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding Calpine's financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on Calpine's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief.

     The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the United States District Court for the Northern District of California in May 2003. Plaintiff sought to have the action remanded to state court, and on August 27, 2003, the United States District Court for the Southern District of California granted plaintiff's motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors.

     On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining the Company's motion to dismiss on the issue of plaintiff's standing. The court found that plaintiff had not shown that it had purchased Calpine stock "traceable" to the April 2002 equity offering. The court overruled the Company's motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004, ruling.

     On February 20, 2004, plaintiff filed an amended complaint, and in late March 2004 the Company and the individual defendants filed answers to this complaint. On April 9, 2004, the Company and the individual defendants filed motions to transfer the lawsuit to Santa Clara County Superior Court, which motions were granted on May 7, 2004. The Company considers this lawsuit to be without merit and intends to continue to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine's response to the amended complaint is due June 18, 2004. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in state superior court of Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though plaintiff may appeal this ruling. In early February 2003 plaintiff filed an amended complaint. In March 2003 Calpine and the individual defendants filed motions to dismiss and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the court granted the motions to stay this proceeding in favor of the consolidated federal securities class actions described above. The Company cannot estimate the possible loss or range of loss from this matter. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District of California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions have been filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003 plaintiff agreed to stay these proceedings in favor of the consolidated federal securities class action described above and to dismiss without prejudice certain director defendants. On March 4, 2003, plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice the claims he had against three of the outside directors. The Company cannot estimate the possible loss or range of loss from this matter. The Company considers this lawsuit to be without merit and intends to continue to defend vigorously against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. On January 26, 2004, Calpine filed a motion for partial summary judgment asserting that the bankruptcy court did not properly consolidate Anne Sholtz into the bankruptcy estate of EonXchange. If the motion is granted, at least $2.9 million of the $7 million that the Trustee is seeking to recover from Calpine could not be avoided as a preferential transfer. In response, the Trustee filed a motion for summary judgment for the entire $7 million plus interest against Calpine. Although Calpine will assert various defenses to the claims asserted by the Trustee, Calpine and the Trustee have entered into stipulations to continue the various hearing dates on the pending motions for summary judgment in order to pursue settlement discussions. The Company believes that it has adequately reserved for the possible loss, if any, that it may ultimately incur as a result of this matter.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The Company acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC's amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary  judgment motion  pertaining to damages.  In short, the court:
(i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). On February 2, 2004, the parties filed a Final Pretrial Order with the court. The case appears likely scheduled for trial in the second quarter of 2004, subject to the court's discretion and calendar. The Company believes that it has adequately reserved for the possible loss, if any, that it may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company ("PG&E") filed with the California Public Utilities Commission ("CPUC") a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS"). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E's withdrawal of its public utility claims against Calpine; and
5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The matter is currently pending and shall be considered by the CPUC following the issuance of a recommendation by the presiding administrative law judge.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center ("Oneta"), which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine's actions have reduced the profits from Oneta plant thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest) is currently outstanding and past due. The note is collateralized by Panda's carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. The company filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers Panda's lawsuit to be without merit and intends to defend vigorously against it. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against twenty energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company also have been named in seven other similar complaints for violations of Section 17200. All seven cases were removed from the various state courts in which they were originally filed to federal court for pretrial proceedings with other cases in which the Company is not named as a defendant. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs have appealed.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources.

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. The Company anticipates filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. In June 2003, FERC rejected the complaint. Some plaintiffs appealed to the FERC and their request for rehearing was denied. The FERC decision is therefore final, and the matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit.

     Transmission Service Agreement with Nevada Power. On March 16, 2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements
("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman's Fund Insurance Company ("FFIC"). The Centennial Project involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") is scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement ("PPA") with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of costs incurred to date on the second phase of the project

(approximately $4.5 million in total) among the three customers to be served. At this time, Calpine is unable to predict the final outcome of this proceeding or its impact on Calpine.

     On or about April 27, 2004, NPC alleged to FFIC that Calpine had defaulted on the TSA and made demand on FFIC for the full amount of the surety bond, $33,333,333.00. On April 29, 2004, FFIC filed a complaint for declaratory order in state superior court of Marin County, California in connection with this demand.

     FFIC's complaint asks that an order be issued declaring that it has no obligation to make payment under the bond and, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine is preparing to file a response to the complaint. Calpine's position will be, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, Calpine is unable to predict the outcome of this proceeding or its impact on Calpine.

     Calpine Canada Natural Gas Partnership v. Enron Canada Corp. On February 6, 2002, Calpine Canada Natural Gas Partnership ("Calpine Canada") filed a complaint in the Alberta Court of Queens Branch alleging that Enron Canada Corp. ("Enron Canada") owed it approximately $1.5 million from the sale of gas in connection with two Master Firm gas Purchase and Sale Agreements. To date, Enron Canada has not sought bankruptcy relief and has counterclaimed in the amount of $18 million. Discovery is currently in progress, and the Company believes that Enron Canada's counterclaim is without merit and intends to vigorously defend against it.

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones. The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility has not occurred and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs have filed a motion for reconsideration of the decision, and the plaintiffs may also ultimately appeal. The Company still, however, expects to make the $6.0 million payment to the estates when the project is completed.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

13.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company's long-range objective to produce from its own natural gas reserves ("equity gas") at a level of approximately 25% of its fuel consumption requirements. The Company's oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's segments are electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's oil and gas operations. Corporate activities and other consists primarily of financing activities, the Company's specialty data center engineering business, which was divested in the third quarter of 2003 and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

                                              Electric             Oil and Gas
                                             Generation            Production
                                           and Marketing          and Marketing      Corporate and Other           Total
                                      -----------------------   ------------------   -------------------   -----------------------
                                         2004         2003        2004      2003       2004       2003        2004         2003
                                      ----------   ----------   --------  --------   --------   --------   ----------   ----------
                                                                                (In thousands)
For the three months ended March 31,
   Total revenue from external
     customers.....................   $1,998,393   $2,138,498   $ 24,381  $ 24,892   $ 19,964   $  2,543   $2,042,738   $2,165,933
   Intersegment revenue............           --           --     80,110   125,214         --         --       80,110      125,214
   Segment profit/(loss) before
     provision for income taxes....     (243,873)     (72,391)    19,500    47,394     44,375    (43,413)    (179,998)     (68,410)
   Equipment cancellation and
     impairment cost...............        2,360           87         --        --         --         --        2,360           87

                                            Electric      Oil and Gas        Corporate,
                                           Generation     Production         Other and
                                          and Marketing   and Marketing     Eliminations       Total
                                          -------------   -------------     ------------    ------------
                                                                  (In thousands)
Total assets:
   March 31, 2004...................     $ 24,754,356    $   1,667,578     $     940,104    $ 27,362,038
   December 31, 2003................     $ 24,067,448    $   1,797,755     $   1,438,729    $ 27,303,932

     Intersegment revenues primarily relate to the use of internally procured gas for the Company's power plants. These intersegment revenues have been included in Total Revenue and Income before taxes in the oil and gas production and marketing reporting segment and eliminated in the Corporate and other reporting segment.

14.  California Power Market

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

     On December 12, 2002, the Administrative Law Judge ("ALJ") issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company has fully reserved the amount of refund liability that by its analysis would potentially be owed under the refund calculation clarification in the March 26 order. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on the Company's business is uncertain at this time.

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission, the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine's settlement was approved by FERC on March 26, 2004, in an order which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California.

     FERC Investigation into Western Markets. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. FERC has stated that it may use the information gathered in connection with the investigation to determine how to proceed on any existing or future complaint brought under Section 206 of the Federal Power Act involving long-term power contracts entered into in the West since January 1, 2000, or to initiate a Federal Power Act Section 206 or Natural Gas Act Section 5 proceeding on its own initiative. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report") summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). The FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may have been be in violation of the CAISO's or CalPX's tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material.

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

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company's Qualifying Facilities ("QF") contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 the Company's QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC, (collectively, the "PG&E Parties") filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX

Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     Geysers Reliability Must Run Section 206 Proceeding. CAISO, California Electricity Oversight Board, Public Utilities Commission of the State of California, Pacific Gas and Electric Company, San Diego Gas & Electric Company, and Southern California Edison (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at the FERC requesting the commencement of a Federal Power Act Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of "reliability must run" contracts ("RMR Contracts") with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by the FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. To date, FERC has not established a Section 206 proceeding. The outcome of this litigation and the impact on the Company's business cannot be determined at the present time.

15.  Subsequent Events

     On April 15, 2004, the Company agreed to modify the terms of its long-term operating lease for the 120-megawatt King City Power Plant located in King City, California. Upon closing of this transaction, the Company expects to: (1) extend the term of the King City Power Plant's operating lease from 2018 to 2028; (2) restructure the lease's rent payment schedule; (3) receive approximately $87 million in cash, net of transaction costs from the sale of securities originally pledged to the lessor to secure the lessee's obligations under the lease; (4) receive approximately $40 million through the issuance of a 10-year promissory note by Calpine Canada Power Ltd., to a CPIF affiliate; and (5) redeem the existing preferred equity interest issued in 2003 by a Company subsidiary in connection with the King City Power Plant. Together, these transactions will result in a reduction of approximately $42 million of the Company's debt and are expected to provide the Company with approximately $45 million in net cash proceeds. The closing is contingent upon the completion of the CPIF Subscription Receipt Offering which is expected to close on May 19, 2004. The Company expects to record a gain from this transaction.

     On April 26, 2004, the Company successfully completed its consent solicitation to effect certain amendments to the Indentures governing certain of Calpine's public debt securities. The purpose of the amendments is to conform certain of the covenants in these Indentures to comparable provisions in the Indentures and other financing instruments governing the non-convertible debt issued by Calpine in 2003. The amended Indentures govern the Senior Notes issued by Calpine between 1996 and 1999, and are as follows:

o    10 1/2% Senior Notes due 2006
o    8 3/4% Senior Notes due 2007
o    7 7/8% Senior Notes due 2008
o    7 5/8% Senior Notes due 2006
o    7 3/4% Senior Notes due 2009


Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

     We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C.
20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

Selected Operating Information

     Set forth below is certain selected operating information for our power plants for which results are consolidated in our Consolidated Condensed Statements of Operations. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues. The information set forth under thermal and other revenue consists of host steam sales and other thermal revenue.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                              2004            2003
                                                                         --------------  -------------
                                                                             (In thousands, except
                                                                           production and pricing data)
Power Plants:
Electricity and steam ("E&S") revenues:
   Energy...........................................................     $      933,369  $     814,810
   Capacity.........................................................            180,593        157,443
   Thermal and other................................................            131,925        131,282
                                                                         --------------  -------------
   Subtotal.........................................................     $    1,245,887  $   1,103,535
Spread on sales of purchased power(1)...............................              5,089          1,335
                                                                         --------------  -------------
Adjusted E&S revenues (non-GAAP)....................................     $    1,250,976  $   1,104,870
Megawatt hours produced.............................................         21,050,000     19,100,000
All-in electricity price per megawatt hour generated................     $        59.43  $       57.85
----------

(1) From hedging, balancing and optimization activities related to our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three months ended March 31, 2004 and 2003, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                                              Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                              2004            2003
                                                                         -------------   -------------
Total revenue.......................................................     $   2,042,738   $   2,165,933
Sales of purchased power for hedging and optimization (1)...........           380,028         681,284
As a percentage of total revenue....................................            18.6%           31.5%
Sale of purchased gas for hedging and optimization..................           352,737         327,468
As a percentage of total revenue....................................            17.3%           15.1%
Total cost of revenue ("COR").......................................         1,922,194       2,000,796
Purchased power expense for hedging and optimization (1)............           374,939         679,949
As a percentage of total COR........................................            19.5%           34.0%
Purchased gas expense for hedging and optimization..................           360,486         316,948
As a percentage of total COR........................................            18.8%           15.8%
----------

(1) On October 1, 2003, we adopted on a prospective basis Emerging Issues Task Force ("EITF") Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") and netted purchases of power against sales of purchased power. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our application of EITF Issue No. 03-11.

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. ("CES") risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; (c) the accounting requirements under Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Asset", under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect throughout 2001 and 2002 associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator ("ISO") in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles required us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase until our prospective adoption of EITF Issue No. 03-11 on October 1, 2003. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for all financial periods prior to the adoption of EITF Issue No. 03-11. Our entrance into the NEPOOL market began with our acquisition of the Dighton, Tiverton and Rumford facilities on December 15, 2000.

                                                            Three Months Ended
                                                               March 31,2003
                                                            ------------------
                                                              (In thousands)
Sales to NEPOOL from power we generated.................        $    76,898
Sales to NEPOOL from hedging and other activity.........             83,011
                                                                -----------
   Total sales to NEPOOL................................        $   159,909
   Total purchases from NEPOOL..........................        $   134,168

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

     Our key opportunities and challenges include:

     o preserving and enhancing our liquidity while spark spreads (the differential between power revenues and fuel costs) are depressed,

     o selectively adding new load-serving entities and power users to our satisfied customer list as we increase our power contract portfolio, and

     o    continuing  to  add  value  through   prudent  risk   management   and
          optimization activities.

     Since the latter half of 2001, there has been a significant contraction in the availability of capital for participants in the energy sector. This has been due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a perceived near-term surplus supply of electric generating capacity. These factors have continued through 2003 and into 2004, during which decreased spark spreads have adversely impacted our liquidity and earnings. While we have been able to continue to access the capital and bank credit markets on attractive terms, we recognize that the terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program to enable us to conserve our available capital resources. We have recently completed the refinancing of Calpine Generating Company ("CalGen"), formerly Calpine Construction Finance Company II, LLC ("CCFC II") revolving construction facility indebtedness of approximately $2.3 billion as further discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements.

     Set forth below are the Results of Operations for the three months ended March 31, 2004 and 2003.

Results of Operations

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003 (in millions, except for unit pricing information, percentages and MW volumes).

     Revenue

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Total revenue.......................................................     $   2,042.7  $   2,165.9  $    (123.2)    (5.7)%

     The change in total revenue is explained by category below.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Electricity and steam revenue.......................................     $   1,245.9  $   1,103.5  $     142.4     12.9%
Sales of purchased power for hedging and optimization...............           380.0        681.3       (301.3)   (44.2)%
                                                                         -----------  -----------  -----------
   Total electric generation and marketing revenue..................     $   1,625.9  $   1,784.8  $    (158.9)    (8.9)%
                                                                         ===========  ===========  ===========

     Electricity and steam revenue increased as we completed construction and brought into operation 5 new baseload power plants, 2 new peaker facilities and 4 expansion projects completed subsequent to March 31, 2003. Average megawatts in operation of our consolidated plants increased by 21% to 21,852 MW while generation increased by 10%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 50.3% in the three months ended March 31, 2004 from 55.2% in the three months ended March 31, 2003 primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting mild weather in the first quarter of 2004. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $57.78/MWh in 2003 to $59.19/MWh in 2004.

     Sales of purchased power for hedging and optimization decreased in the three months ended March 31, 2004, due primarily to netting approximately $370.5 of sales of purchased power with purchase power expense in the quarter ended March 31, 2004, from the adoption of EITF Issue No. 03-11 on a prospective basis in the fourth quarter of 2003 partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities. Without this netting, sales of purchased power would have increased by $69.2 or 10%.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Oil and gas sales...................................................     $      24.6  $      25.9  $      (1.3)    (5.0)%
Sales of purchased gas for hedging and optimization.................           352.7        327.5         25.2      7.7%
                                                                         -----------  -----------  -----------
   Total oil and gas production and marketing revenue...............     $     377.3  $     353.4  $      23.9      6.8%
                                                                         ===========  ===========  ===========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased primarily as a result of asset sales from $125.2 to $80.1 in 2004. Before intercompany eliminations, oil and gas sales decreased by 31% or $46.4 to $104.7 in 2004 from $151.1 in 2003 due primarily to 27% lower production following asset sales in 2003 and due to 5.2% lower average realized oil and natural gas pricing in 2004.

     Sales of purchased gas for hedging and optimization increased during 2004 due to higher volumes as compared to the same period in 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Realized gain on power and gas trading transactions, net............     $      17.4  $      21.2  $      (3.8)   (17.9)%
Unrealized loss on power and gas transactions, net..................            (4.9)        (0.8)        (4.1)   512.5%
                                                                         -----------  -----------  -----------
   Mark-to-market activities, net...................................     $      12.5  $      20.4  $      (7.9)   (38.7)%
                                                                         ===========  ===========  ===========

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk
Management Activities" ("EITF Issue No. 02-3") and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled, while unrealized revenue represents changes in the fair value of open contracts, and the ineffective portion of cash flow hedges.

The decrease in mark-to-market activities revenue in the three months ended March 31, 2004, as compared to the same period in 2003 is due primarily to $9.0 in mark-to-market losses incurred on transactions executed as part of the Calpine Construction Finance Company L.P. ("CCFC I") refinancing in 2003. Although these transactions were executed to support the cash flows of the CCFC I entity, they are required to be accounted for on a mark-to-market basis under GAAP. Losses on the CCFC I transactions were offset by increased mark-to-market gains on other positions.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Other revenue.......................................................     $      27.0  $       7.3  $      19.7    269.9%

      Other revenue increased during the three months ended March 31, 2004, primarily due to an increase of $12.2 of revenue from Thomassen Turbine Systems, ("TTS"), which we acquired in February 2003.

     Cost of Revenue

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Cost of revenue.....................................................     $   1,922.2  $   2,000.8  $     (78.6)   (3.9)%

     The decrease in total cost of revenue is explained by category below.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Plant operating expense.............................................     $     175.8  $     161.9  $      13.9      8.6%
Transmission purchase expense.......................................            16.4          8.8          7.6     86.4%
Royalty expense.....................................................             5.9          5.4          0.5      9.3%
Purchased power expense for hedging and optimization................           374.9        679.9       (305.0)   (44.9)%
                                                                         -----------  -----------  -----------
   Total electric generation and marketing expense..................     $     573.0  $     856.0  $    (283.0)    33.1%
                                                                         ===========  ===========  ===========

     Plant operating expense increased due to 5 new baseload power plants, 4 new peaker facilities and 2 expansion projects completed subsequent to March 31, 2003. The addition of these units resulted in a 21% increase in consolidated operating capacity.

     Transmission purchase expense increased primarily due to additional power plants achieving commercial operation subsequent to March 31, 2003.

     Royalty expense increased primarily due to an increase in electric revenues at the Geysers geothermal plants.

     Purchased power expense for hedging and optimization decreased during the three months ended March 31, 2004, as compared to the same period in 2003 due primarily to netting $370.5 of purchased power expense against sales of purchased power in the quarter ended March 31, 2004, from the adoption of EITF Issue No. 03-11 in the fourth quarter of 2003, partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Oil and gas production expense......................................     $      20.6  $      23.3  $      (2.7)   (11.6)%
Oil and gas exploration expense.....................................             1.7          2.4         (0.7)   (29.2)%
   Oil and gas operating expense....................................            22.3         25.7         (3.4)   (13.2)%
Purchased gas expense for hedging and optimization..................           360.5        316.9         43.6     13.8%
                                                                         -----------  -----------  -----------
      Total oil and gas operating and marketing expense.............     $     382.8  $     342.6  $      40.2     11.7%
                                                                         ===========  ===========  ===========

     Oil and gas production expense decreased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to lower production taxes as the result of lower oil and gas revenues and tight sands formation tax refund plus lower lease operating expense primarily due to the sale of properties in the fourth quarter of 2003.

     Oil and gas exploration expense decreased primarily as a result of a decrease in exploration activity.

     Purchased gas expense for hedging and optimization increased during the three months ended March 31, 2004, due to higher volumes as compared to the same period in 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Fuel Expense
   Cost of oil and gas burned by power plants.......................     $     762.2  $     643.4  $     118.8     18.5%
   Recognized (gain) loss on gas hedges.............................             0.5         (8.0)         8.5   (106.3)%
                                                                         -----------  -----------  -----------
      Total fuel expense............................................     $     762.7  $     635.4  $     127.3     20.0%
                                                                         ===========  ===========  ===========

     Cost of oil and gas burned by power plants increased during the three months ended March 31, 2004, as compared to the same period in 2003 due to an 11% increase in gas-fired megawatt hours generated and 2% higher prices excluding the effects of hedging, balancing and optimization.

     Recognized (gain) loss on gas hedges decreased during the three months ended March 31, 2004, as compared to the same period in 2003 due to unfavorable gas price movements against our gas financial instrument positions.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Depreciation, depletion and amortization expense....................     $     149.4  $     133.8  $      15.6     11.7%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to March 31, 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Operating lease expense.............................................     $      27.8  $      27.7  $       0.1     0.4%

     Operating lease expense was consistent with the prior year as the number of operating leases did not change in 2004 as compared to 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Other cost of revenue...............................................     $      26.4  $       5.3  $      21.1    398.1%

     Other cost of revenue increased during the three months ended March 31, 2004, as compared to the same period in 2003 due primarily to $10.6 of additional expense from TTS and $8.8 of amortization expense incurred from the adoption of Derivatives Implementation Group ("DIG") Issue No. C20, "Scope
Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose.

     (Income)/Expenses

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
(Income) from unconsolidated investments in power projects..........     $      (2.5) $      (5.1) $       2.6    (51.0)%

     (Income) from unconsolidated investments in power projects decreased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily as a result of the sale of our 50 percent interest in the Gordonsville Power Plant which occurred on November 26, 2003. During the three months ended March 31, 2003, we realized $1.9 in income from our 50 percent interest in the Gordonsville Power Plant.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Equipment cancellation and asset impairment charge..................     $       2.4  $       0.1  $       2.3   2,300.0%

     Equipment cancellation and asset impairment charge increased during the three months ended March 31, 2004, as compared to the same period in 2003 as a result of a $2.3 termination fee recorded in connection with the termination of a purchase contract for heat recovery steam generators components.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Project development expense.........................................     $       7.7  $       5.1  $       2.6     51.0%

     Project development expense increased during the three months ended March 31, 2004, primarily due to costs associated with a new project for which a power sales contract is being sought.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Research and development expense....................................     $       3.8  $       2.4  $       1.4     58.3%

     Research and development expense increased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our Power Systems Mfg., LLC ("PSM") subsidiary.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Sales, general and administrative expense                                $      57.2  $      43.7  $      13.5     30.9%

     Sales, general and administrative expense increased during the three months ended March 31, 2004, primarily due to an increase in employee, consulting, rent, insurance and other professional fees.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Interest expense....................................................     $     254.8  $     143.0  $     111.8     78.2%

     Interest expense increased partially as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $118.5 for the three months ended March 31, 2003, to $108.5 for the three months ended March 31, 2004. Additionally, we incurred approximately $12.5 in accelerated amortization of deferred financing costs due to the early refinancing of the CCFC II debt on March 23, 2004. The remaining increase relates to a 15% increase in average indebtedness, an increase in the amortization of terminated interest rate swaps and the recording of interest expense on debt to the three Calpine Capital Trusts due to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46") prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Distributions on Trust Preferred Securities.........................     $      --    $      15.7  $     (15.7)  (100.0)%

     As a result of the deconsolidation of the three Calpine Capital Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the three months ended March 31, 2004, were no longer recorded on our books and were replaced by interest expense on our debt to the Calpine Capital Trusts.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Interest (income)...................................................     $     (12.1) $      (8.0) $      (4.1)    51.3%

     Interest (income) increased during the three months ended March 31, 2004, due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Minority interest expense...........................................     $       8.4  $       2.3  $       6.1    265.2%

     Minority interest expense increased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to an increase of

$6.5 of minority interest expense associated with the Calpine Power Income Fund ("CPIF"), which had an initial public offering in August 2002. During 2003 as a result of a secondary offering of Calpine's interests in CPIF, Calpine decreased its ownership interests to 30%, thus increasing minority interest expense.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Other expense (income)..............................................     $     (19.3) $      34.6  $     (53.9)  (155.8)%

     Other expense (income) was $53.9 higher in the quarter ended March 31, 2004, due primarily to a foreign currency translation gain of $10.0, a gain on the sale of a variety of oil and gas properties of $6.2 and a favorable warranty settlement in the amount of $5.1. This compares to a $25.2 foreign currency translation loss and $4.4 in letter of credit fees in the corresponding period in 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Benefit for income taxes............................................     $     (85.9) $     (16.9) $     (69.0)   408.3%

     For the three months ended March 31, 2004, the effective rate increased to 48% as compared to 25% for the three months ended March 31, 2003. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent items.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Discontinued operations, net of tax.................................     $      22.9  $      (1.0) $      23.9   2,390.0%

     In the first quarter of 2004, our discontinued operations was comprised primarily of the gain from the sale of our Lost Pines 1 Power Project. There were no assets held for sale as of March 31, 2003.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Cumulative effect of a change in accounting principle, net of tax...     $      --    $       0.5  $      (0.5)  (100.0)%

     The cumulative effect of a change in accounting principle, net of tax effect in 2003 resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                             2004         2003      $ Change     % Change
                                                                         -----------  -----------  -----------   --------
Net loss............................................................     $     (71.2) $     (52.0) $     (19.2)    36.9%

     We recorded a net loss of $71.2 for the first quarter of 2004, compared to a net loss of $52.0 for the same period last year. During the three months ended March 31, 2004, gross profit decreased by $44.6, or 27%, to $120.5, compared to the first quarter last year. This decrease is the result of lower spark spreads realized during the quarter and additional costs associated with new power plants coming on line. For the first quarter of 2004, we generated 21.1 million megawatt-hours, which equated to a capacity factor of 50.3%, and realized an average spark spread of $21.05 per megawatt-hour. For the same period in 2003, we generated 19.1 million megawatt-hours, which equated to a capacity factor of 55.2%, and realized an average spark spread of $23.09 per megawatt-hour. Additional power plant costs include a $15.6 increase in depreciation expense, a $13.9 increase in plant operating expense and a $7.6 increase in transmission purchase expense. Also, in the first quarter of 2004, financial results were affected by a $96.2 increase in interest expense and distributions on trust preferred securities due to higher debt balances, and by the expensing of deferred financing costs in connection with the CalGen refinancing. We recorded $8.8 of amortization expense in other cost of revenue in the first quarter of 2004 related to a mark-to-market gain recognized in the fourth quarter of 2003 pursuant to adoption of Derivatives Implementation Group ("DIG") Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature."

     Other income was $53.9 higher in the quarter ended March 31, 2004, compared to the prior year due primarily to a foreign currency transaction gain of $10.0 in the current period. This compares to a $25.2 foreign currency transaction loss in the corresponding period in 2003. Additionally, in the first quarter of 2004, we recognized a $23.0 after-tax gain in discontinued operations from the sale of the Lost Pines 1 Power Project.

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

     In November 2004 our $2.5 billion secured revolving construction financing facility through our wholly owned subsidiary CCFC II (renamed "CalGen") was scheduled to mature, requiring us to refinance this indebtedness. As of December 31, 2003, there was $2.3 billion outstanding under this facility including $53.2 million of letters of credit. On March 23, 2004, CalGen completed its offering of secured institutional term loans and secured notes, which refinanced the CalGen facility. We realized total proceeds from the offering in the amount of $2.4 billion, before transaction costs and fees. See Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding this offering.

     The holders of our 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes") have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect such a repurchase with cash, shares of Calpine stock or a combination of the two. In 2003 and 2004 we repurchased in open market and privately negotiated transactions totaling approximately $1,127.9 million of the outstanding principal amount of 2006 Convertible Senior Notes, primarily with proceeds of the July 2003 offerings and through equity swaps and with the proceeds of our 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Notes") offering, and the February 9, 2004, tender offer, in which we initiated a cash tender offer for all of the outstanding 2006 Convertible Senior Notes for a price of par plus accrued interest. Approximately $409.4 million aggregate principal amount of the 2006 Convertible Senior Notes were tendered pursuant to the tender offer, for which we paid a total of $412.8 million (including accrued interest of $3.4 million). At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

     On November 6, 2003, we priced our separate offerings of 2023 Convertible Notes and Second Priority Senior Secured Notes. The latter offering was for $400.0 million of 9.875% Second Priority Senior Secured Notes Due 2011, offered at 98.01% of par. This offering closed on November 18, 2003. We used the net proceeds from this offering to purchase outstanding senior notes. The other offering consisted of $650.0 million of 4.75% Contingent Convertible Senior Notes Due 2023, which included the exercise of $50.0 million of an option to purchase additional 2023 Convertible Notes granted to one of the initial purchasers. The 2023 Convertible Notes are convertible into cash and shares of Calpine common stock at an initial conversion price of $6.50 per share, which represents a 38% premium on the November 6, 2003 New York Stock Exchange closing price of $4.71 per Calpine common share. This offering closed on November 14, 2003. Net proceeds from this offering were used to repurchase our outstanding 2006 Convertible Senior Notes. In addition, on January 9, 2004, we received funding on an additional $250.0 million aggregate principal amount of the 2023

Convertible Notes pursuant to the exercise in full by one of the initial purchasers of its remaining option to purchase additional 2023 Convertible Notes, the net proceeds of which were also used to repurchase our outstanding 2006 Convertible Senior Notes pursuant to the tender offer described above.

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

     We expect to have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and project financing markets, sale or monetization of certain assets and cash balances to satisfy all obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. On March 31, 2004, our liquidity totaled approximately $1.4 billion. This included cash and cash equivalents on hand of $0.6 billion, current portion of restricted cash and cash escrowed for debt repurchases of approximately $0.4 billion and approximately $0.4 billion of borrowing capacity under our various credit facilities.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                              2004            2003
                                                                         -------------   -------------
                                                                                ( In thousands)
Beginning cash and cash equivalents.................................     $    991,806    $     579,486
Net cash provided by (used in):
   Operating activities.............................................         (173,230)         165,367
   Investing activities.............................................          (71,371)        (483,629)
   Financing activities.............................................         (160,091)         112,543
   Effect of exchange rates changes on cash and cash equivalents....           (4,310)           4,290
                                                                         ------------    -------------
   Net decrease in cash and cash equivalents........................         (409,002)        (201,429)
                                                                         ------------    -------------
Ending cash and cash equivalents....................................     $    582,804    $     378,057
                                                                         ============    =============

     Operating activities for the three months ended March 31, 2004, used net cash of $173.2 million, compared to having provided $165.4 million for the same period in 2003. In the first quarter of 2004, there was a $137.7 million use of funds from net changes in operating assets and liabilities, comprised of an increase of $61 million in net margin deposits posted to support CES contracting activity, an increase of $23 million in accounts receivable, a use of funds of $35 million related to higher payments and pre-payments of property tax and $19 million in higher prepaid long-term service agreement payments.

     In the first quarter of 2003, there was a $56.6 million use of funds from net changes in operating assets and liabilities. Adjustments to reconcile net income to net cash provided by operating activities had the effect of lowering operating cash flow by $238.3 million between years. The increase in the tax benefit (decrease in deferred taxes) during 2004 contributed to $102.7 million of this difference. Additionally, an increase in 2004 of $67.4 million in gains from foreign exchange transactions and asset sales further contributed to the decrease in operating cash flow between periods. Finally, the change in net derivative liability comprised primarily of mark-to-market activity constitutes the majority of the remaining difference.

     Investing activities for the three months ended March 31, 2004, consumed net cash of $71.4 million, as compared to $483.6 million in the same period of 2003. Capital expenditures for the completion of our power facilities decreased in 2004, as there were fewer projects under construction. Investing activities in 2004 reflect the receipt of $176.9 million from the sale our Lost Pines Power Plant and certain oil and gas properties, as compared to $9.1 million of proceeds from other disposals in the prior year. We also reported a $187.5 million increase in cash used for acquisitions, as we used the proceeds from the Lost Pines sale and cash on hand to purchase the Los Brazos Power Plant, the remaining 50% interest in the Aries Power Plant, and the remaining 20% interest in Calpine Cogeneration Company's fleet of plants. Finally, the $346.3 million decrease in restricted cash served as an investing activity inflow in 2004. The balance decreased in connection with the repurchase of debt with restricted cash (primarily the Convertible Senior Notes Due 2006.)

     Financing activities for the three months ended March 31, 2004, used $160.1 million, compared to having provided $112.5 million for the same period in 2003. We continued our refinancing program in the first quarter of 2004, by raising $2.4 billion to repay $2.3 billion of CCFC II project financing. In the first quarter of 2004, we also raised $250 million from the issuance of Convertible Senior Notes Due 2023 pursuant to an option exercise, and $315.1 million from various project financings, and we used $586.9 million of proceeds from convertible senior notes offerings to repurchase the majority of outstanding Convertible Senior Notes Due 2006 that come due in December.

     Counterparties and Customers -- Our customer and supplier base is concentrated within the energy industry. Additionally, we have exposure to trends within the energy industry, including declines in the creditworthiness of our marketing counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. We believe that our current credit exposure to other companies in the energy industry is not significant either by individual company or in the aggregate.

     Letter of Credit Facilities -- At March 31, 2004 and December 31, 2003, we had approximately $512.1 million and $410.8 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management and other operational and construction activities. Of the total letters of credit outstanding, $323.0 million and $272.1 million were in aggregate issued under our cash collateralized letter of credit facility and the corporate revolving credit facility at March 31, 2004 and December 31, 2003, respectively.

     CES Margin Deposits and Other Credit Support -- As of March 31, 2004 and December 31, 2003, CES had deposited net amounts of $249.2 million and $188.0 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $14.5 million and $14.5 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement and risk management activities it conducts on Calpine's behalf. Future cash collateral requirements may increase based on the extent of our involvement in derivative activities and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support CES's operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

     Capital Availability -- Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we have been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than in the past. In particular, our senior working capital facility and term loan financings and the majority of our debt securities offered and sold in this period, have been secured by certain of our assets and equity interests. While we believe we will be successful in refinancing all debt before maturity, the terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

     During the three months ended March 31, 2004:

     o We completed the $250 million, non-recourse project financing facility to fund the construction of our 600-megawatt Rocky Mountain Energy Center.

     o Our wholly owned subsidiary Calpine Generating Company, LLC ("CalGen"), formerly Calpine Construction Finance Company II, LLC ("CCFC II") completed its offering of secured institutional term loans and secured notes, totaling $2.4 billion before transaction costs and fees. Net proceeds from the offering were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing.

     o One of the initial purchasers of the 2023 Convertible Notes exercised in full its option to purchase an additional $250.0 million of these notes.

     o We repurchased approximately $178.5 million in principal amount of the 2006 Convertible Senior Notes in exchange for approximately $177.5 million in cash. Additionally, on February 9, 2004, we made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, we paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes which included accrued interest of $3.4 million. At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remained outstanding.

     Asset Sales -- As a result of the significant contraction in the availability of capital for participants in the energy sector, we have adopted a strategy of conserving our core strategic assets and disposing of certain less strategically important assets, which serves partially to strengthen our balance sheet through repayment of debt. Set forth below are the completed asset disposals during the period:

     On January 15, 2004, we completed the sale of our 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority ("LCRA"). Under the terms of the agreement, we received a cash payment of $146.8 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, our undivided interest in the Lost Pines facility was classified as "held for sale" and all current and historical results reclassified to discontinued operations (See Note 8 of the Notes to Consolidated Condensed Financial Statements).

     On February 18, 2004, one of our wholly owned subsidiaries closed on the sale of natural gas properties to Calpine Natural Gas Trust ("CNG Trust"). We received consideration of Cdn$40.5 million (US$30.9 million). We hold 25% of the outstanding trust units of CNG Trust and account for the investment using the equity method.

     We believe that our completion of the financing and asset sales liquidity transactions described above in difficult conditions affecting the market, and our sector in general, demonstrate our probable ability to have access to the capital markets on acceptable terms in the future, although availability of capital has tightened significantly throughout the power generation industry and, therefore, there can be no assurance that we will have access to capital in the future as and when we may desire.

     Off-Balance Sheet Commitments -- In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the debt on the books of our unconsolidated investments in power projects is not reflected on our Consolidated Condensed Balance Sheet. At March 31, 2004, investee debt was approximately $289.6 million. Based on our pro rata ownership share of each of the investments, our share would be approximately $61.5 million. However, all such debt is non-recourse to us. See
Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity method investments in power projects and oil and gas properties.

     We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC ("AELLC"). AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $60.1 million outstanding as of March 31, 2004. The debt is non-recourse to Calpine Corporation (the "AELLC Non-Recourse Financing"). On March 31, 2004, and December 31, 2003, our investment balance was $14.2 million and $11.8 million, respectively, and our notes receivable balance due from AELLC was $14.8 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is discussed in Note 12 of the Notes to Consolidated Condensed Financial Statements. IP's complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, we have reviewed our investment and notes receivable balances and believe that the assets are not impaired. We further believe that AELLC will be able to convert the construction loan to a term loan.

     Credit Considerations -- On March 22, 2004, S&P assigned its B corporate credit rating (with negative outlook) to our wholly owned subsidiary CalGen. Concurrently, S&P assigned its B+ rating and its 1 recovery rating to CalGen's $235.0 million First Priority Secured Floating Rate Notes Due 2009 and the $600.0 million First Priority Secured Term Loans due 2009. S&P assigned its B rating and its 2 recovery rating to CalGen's $640.0 million Second Priority
Secured Floating Rate Notes Due 2010 and the $100.0 million Second Priority Secured Term Loans due 2010. S&P also assigned its CCC+ rating and its 5 recovery rating to CalGen's $680.0 million Third Priority Secured Floating Rate Notes Due 2011 and the $150.0 million Third Priority Secured Notes Due 2011.

Capital Spending -- Development and Construction

     Construction and development costs in process consisted of the following at March 31, 2004 (dollars in thousands):

                                                                                Equipment     Project
                                                         # of                  Included in  Development     Unassigned
                                                       Projects      CIP (1)       CIP         Costs        Equipment
                                                       --------   -----------  -----------  -----------     ----------
Projects in active construction....................       13      $ 4,684,403  $ 1,537,067    $      --     $       --
Projects in advanced development...................       15          754,280      623,696      128,708             --
Projects in suspended development..................        5          463,094      203,185        8,753             --
Projects in early development......................        3               --           --        8,932         12,280
Other capital projects.............................       NA           50,620           31           --             --
Unassigned equipment...............................       NA               --           --           --         54,789
                                                                  -----------  -----------    ---------     ----------
   Total construction and development costs........               $ 5,952,397  $ 2,363,979    $ 146,393     $   67,069
                                                                  ===========  ===========    =========     ==========
----------

(1) Construction in Progress ("CIP").

     Projects in Active Construction -- The 13 projects in active construction are estimated to come on line from May 2004 to June 2007. These projects will bring on line approximately 6,495 MW of base load capacity (7,685 MW base load with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At March 31, 2004, the estimated funding requirements to complete these projects, net of expected project financing proceeds, is approximately $1.2 billion.

     Projects in Advanced Development -- There are 15 projects in advanced development. These projects will bring on line approximately 6,735 MW of base load capacity (7,952 MW base load with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete the 15 projects in advanced development is approximately $4.4 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects -- Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 2,569 MW of base load capacity (3,029 MW base load with peaking capacity). The estimated cost to complete the five projects is approximately $1.5 billion.

     Projects in Early Development -- Costs for projects that are in early stages of development are capitalized only when it is highly probable that such costs are ultimately recoverable and significant project milestones are achieved. Until then all costs, including interest costs are expensed. The projects in early development with capitalized costs relate to three projects and include geothermal drilling costs and equipment purchases.

     Other Capital Projects -- Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.

     Unassigned Equipment -- As of March 31, 2004, we had made progress payments on 4 turbines, 1 heat recovery steam generator, and other equipment with an aggregate carrying value of $67.1 million. This unassigned equipment is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. We review our unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired.

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

Total deliveries of power.

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

     o Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased power for hedging, balancing, and optimization activity, by
          (b) total generated MWh's in the period.

     o Average cost of natural gas expressed in dollars per millions of Btu's of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu's of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company "equity" gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu's of the fuel we consumed in our power plants for the period.

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

     o Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense ("POX") per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both base load and peaker capacity) in deriving normalized MWh's. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants.

     The table below presents, the operating performance metrics discussed above.

                                                                         Three Months Ended March 31,
                                                                         -----------------------------
                                                                              2004            2003
                                                                         --------------  -------------
                                                                                (In thousands)
Operating Performance Metrics:
   Total deliveries of power:
      MWh generated.................................................            21,050          19,100
      HBO and trading MWh sold......................................            19,598          17,520
                                                                         -------------   -------------
      MWh delivered.................................................            40,648          36,620
                                                                         =============   =============
   Average availability..............................................               92%             88%
   Average baseload capacity factor:
      Average total MW in operation.................................            21,852          18,108
      Less: Average MW of pure peakers..............................             2,951           2,219
                                                                         -------------   -------------
      Average baseload MW in operation..............................            18,901          15,889
      Hours in the period...........................................             2,184           2,160
      Potential baseload generation.................................            41,280          34,320
      Actual total generation.......................................            21,050          19,100
      Less: Actual pure peakers' generation.........................               273             171
                                                                         -------------   -------------
      Actual baseload generation....................................            20,777          18,929
      Average baseload capacity factor..............................              50.3%           55.2%
   Average heat rate for gas-fired power plants
     (excluding peakers) (Btu's/KWh):
      Not steam adjusted............................................             8,167           7,968
      Steam adjusted................................................             7,115           7,229
   Average all-in realized electric price:
      Electricity and steam revenue.................................     $   1,245,887   $   1,103,535
      Spread on sales of purchased power for
        hedging and optimization....................................             5,089           1,335
                                                                         -------------   -------------
      Adjusted electricity and steam revenue (in thousands).........     $   1,250,976   $   1,104,870
      MWh generated (in thousands)..................................            21,050          19,100
      Average all-in realized electric price per MWh................     $       59.43   $       57.85
   Average cost of natural gas:
      Cost of oil and natural gas burned by power plants
        (in thousands)..............................................     $     770,454   $     624,849
      Fuel cost elimination.........................................            80,110         110,334
                                                                         -------------   -------------
      Adjusted fuel expense.........................................     $     850,564   $     735,183
      Million Btu's ("MMBtu") of fuel consumed by
        generating plants (in thousands)............................           150,357         122,936
      Average cost of natural gas per MMBtu.........................     $        5.66   $        5.98
      MWh generated (in thousands)..................................            21,050          19,100
      Average cost of adjusted fuel expense per MWh.................     $       40.41   $       38.49
   Average spark spread:
      Adjusted electricity and steam revenue (in thousands).........     $   1,250,976   $   1,104,870
      Less: Adjusted fuel expense (in thousands)....................           850,564         735,183
                                                                         -------------   -------------
      Spark spread (in thousands)...................................     $     400,412   $     369,687
      MWh generated (in thousands)..................................            21,050          19,100
      Average spark spread per MWh..................................     $       19.02   $       19.36
      Add: Equity gas contribution(1)...............................     $      42,684   $      71,275
      Spark spread with equity gas benefits (in thousands)..........     $     443,096   $     440,962
      Average spark spread with equity gas benefits per MWh.........     $       21.05   $       23.09
   Average plant operating expense ("POX") per
     normalized MWh:
      Average total consolidated MW in operations...................            21,852          18,108
      Hours in the period...........................................             2,184           2,160
      Total potential MWh...........................................            47,725          39,113
      Normalized MWh (at 70% capacity factor).......................            33,408          27,379
      Plant operating expense (POX).................................     $     175,834   $     161,929
      POX per normalized MWh........................................     $        5.26   $        5.91

----------


(1) Equity gas contribution margin:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -------------   -------------
                                                          (In thousands)
Oil and gas sales...............................    $     24,581   $     25,911
Add: Fuel cost eliminated in consolidation......          80,110        110,334
                                                    ------------    -----------
   Subtotal.....................................    $    104,691    $   136,245
Less: Oil and gas operating expense.............          22,328         25,661
Less: Depletion, depreciation and amortization..          39,679         39,309
                                                    ------------    -----------
Equity gas contribution margin..................    $     42,684         71,275
MWh generated (in thousands)....................          21,050         19,100
Equity gas contribution margin per MWh..........    $       2.03    $      3.73

     The  table  below  provides  additional  detail  of  total   mark-to-market
activity. For the three months ended March 31, 2004 and 2003, mark-to-market activity, net consisted of (dollars in thousands):

                                                             2004        2003
                                                          ----------  ---------
Mark-to-market activity, net
Realized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03..   $  18,708   $  14,836
      Other mark-to-market activity(1).................      (1,171)         --
                                                          ---------   ---------
        Total realized power activity..................   $  17,537   $  14,836
                                                          =========   =========
  Gas activity
      "Trading Activity" as defined in EITF No. 02-03..   $     (74)  $   6,378
      Other mark-to-market activity(1).................          --          --
                                                          ---------   ---------
        Total realized gas activity....................   $     (74)  $   6,378
                                                          =========   =========
Total realized activity:
      "Trading Activity" as defined in EITF No. 02-03..   $  18,634   $  21,214
      Other mark-to-market activity(1).................      (1,171)         --
                                                          ---------   ---------
        Total realized activity........................   $  17,463   $  21,214
                                                          =========   =========
Unrealized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03..   $    (693)  $  (1,881)
      Ineffectiveness related to cash flow hedges......        (540)     (3,026)
      Other mark-to-market activity(1).................      (9,795)         --
                                                          ---------   ---------
        Total unrealized power activity................   $ (11,028)  $  (4,907)
                                                          =========   =========
  Gas activity
      "Trading Activity" as defined in EITF No. 02-03..   $     637   $  (1,977)
      Ineffectiveness related to cash flow hedges......       5,446       6,113
      Other mark-to-market activity(1).................          --          --
                                                          ---------   ---------
        Total unrealized gas activity..................   $   6,083   $   4,136
                                                          =========   =========
Total unrealized activity:
   "Trading Activity" as defined in EITF No. 02-03.....   $     (56)  $  (3,858)
   Ineffectiveness related to cash flow hedges.........       4,906       3,087
   Other mark-to-market activity(1)....................      (9,795)         --
                                                          ---------   ---------
      Total unrealized activity........................   $  (4,945)  $    (771)
                                                          ==========  =========
Total mark-to-market activity:
   "Trading Activity" as defined in EITF No. 02-03.....   $  18,578   $  17,356
   Ineffectiveness related to cash flow hedges.........       4,906       3,087
   Other mark-to-market activity(1)....................     (10,966)
                                                          ---------   ---------
      Total mark-to-market activity....................   $  12,518   $  20,443
                                                          =========   =========
----------
(1) Activity related to our assets but does not qualify for hedge accounting.

Overview

Summary of Key Activities

Finance - New Issuances

    Date               Amount                         Description
------------     ---------------    --------------------------------------------
1/9/04           $250.0 million     Initial  purchasers of  the 2023 Convertible
                                      Notes  exercised  in  full  their purchase
                                      option
2/20/04          $250.0 million     Completed  a non-recourse  project financing
                                      for Rocky Mountain Energy Center at a rate
                                      of LIBOR plus 250 basis points
3/23/04          $2.4 billion       CalGen,  formerly  CCFC  II,  completed  its
                                      offering of secured term loans and secured notes

Finance - Repurchases

    Date               Amount                         Description
------------     ---------------    --------------------------------------------
1/04-3/04        $178.5 million     Repurchased  $178.5  million in principal of
                                      our  outstanding  2006  Convertible Senior
                                      Notes  that  can  be put to the Company in
                                      exchange for $177.5 million in cash
3/10/04          $412.8 million     Paid  an aggregate of $412.8 million for the
                                      cash  tender offer of the 2006 Convertible
                                      Senior Notes
3/24/04          $9.0 million       Repurchased  $9.0  million  in  principal of
                                      8 1/2% Senior Notes Due 2011 and $11.0 million in principal of 7 3/4% Senior Notes Due 2009 for cash of $14.8 million

Other:

    Date                                     Description
------------     ---------------------------------------------------------------

1/2004           Completed  sale  of  50-percent  interest in Lost Pines 1 Power
                   Project for a cash payment of $146.8 million

1/2004           CES  concluded  a settlement with the Commodity Futures Trading
                   Commission and paid a civil monetary penalty in the amount of $1.5 million

2/2004           Closed  on  the sale of natural gas properties to CNG Trust for consideration of Cdn$40.5 million (US$30.9 million)

2/2004           Entered  into  a  one-year  agreement  with  Cleco Power LLC to supply up to 500 megawatts of power

2/2004           Entered   into   five   power   sales   contracts   to   supply
                   approximately 350 megawatts of electricity to five New England-based electric distribution companies for delivery in 2004

3/2004           Entered into a 20-year purchased power agreement to provide 365 megawatts of electric power to Xcel Energy

3/2004           Acquired  the  remaining 50-percent interest in the Aries Power
                   Plant from Aquila, Inc.

3/2004          Completed  the  acquisition of the remaining 20 percent interest in Calpine Cogeneration Company for approximately $2.5 million

3/2004           Entered  into  a three-year  power sales agreement with Safeway
                   Inc.  to  supply   approximately  100  megawatts  to  Safeway
                   facilities throughout California

3/2004           Closed  on  the  purchase  of  Brazos  Valley  Power  Plant for approximately $175.0 million

Power Plant Development and Construction:

    Date                     Project                         Description
------------     ------------------------------       --------------------------
1/2004           Morgan Energy Center Expansion       Commercial Operation

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

     On December 12, 2002, the Administrative Law Judge ("ALJ") issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. We believe, based on the available information, that any refund liability that may be attributable to us will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to us. We have fully reserved the amount of refund liability that by our analysis would potentially be owed under the refund calculation clarification in the March 26 order. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, we are unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on our business is uncertain at this time.

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission, the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that we entered into with the California governmental entities on April 22, 2002. Our settlement was approved by FERC on March 26, 2004, in an order which partially dismissed us from the California Refund Proceeding to the extent that any refunds are owed for power sold by us to CDWR or any other agency of the State of California.

     FERC Investigation into Western Markets. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. FERC has stated that it may use the information gathered in connection with the investigation to determine how to proceed on any existing or future complaint brought under Section 206 of the Federal Power Act involving long-term power contracts entered into in the West since January 1, 2000, or to initiate a Federal Power Act Section 206 or Natural Gas Act Section 5 proceeding on its own initiative. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report") summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by us set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). The FERC staff recommended that FERC issue a show cause order to a number of companies, including us, regarding certain power scheduling practices that may have been be in violation of the CAISO's or CalPX's tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. We believe that we did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material.

     Also, on June 25, 2003, FERC issued a number of orders associated with these investigations, including the issuance of two show cause orders to certain industry participants. FERC did not subject us to either of the show cause orders. FERC also issued an order directing the FERC Office of Markets and Investigations to investigate further whether market participants who bid a price in excess of $250 per megawatt hour into markets operated by either the CAISO or the CalPX during the period of May 1, 2000, to October 2, 2000, may have violated CAISO and CalPX tariff prohibitions. No individual market participant was identified. We believe that we did not violate the CAISO and

CalPX tariff prohibitions referred to by FERC in this order; however, we are unable to predict at this time the final outcome of this proceeding or its impact on us.

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our Qualifying Facilities ("QF") contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, we were paid based upon the PX zonal day-ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC, (collectively, the "PG&E Parties") filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. We believe that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     Geysers Reliability Must Run Section 206 Proceeding. CAISO, California Electricity Oversight Board, Public Utilities Commission of the State of California, Pacific Gas and Electric Company, San Diego Gas & Electric Company, and Southern California Edison (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at the FERC requesting the commencement of a Federal Power Act Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of "reliability must run" contracts ("RMR Contracts") with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by the FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. To date, FERC has not established a Section 206 proceeding. The outcome of this litigation and the impact on our business cannot be determined at the present time.

Financial Market Risks

     As we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

     The change in fair value of outstanding commodity derivative instruments from January 1, 2004 through March 31, 2004, is summarized in the table below (in thousands):


Fair value of contracts outstanding at January 1, 2004.........   $      76,541
Gains recognized or otherwise settled during the period(1).....          (8,675)
Changes in fair value attributable to new contracts............          (3,748)
Changes in fair value attributable to price movements..........          44,364
                                                                  -------------
   Fair value of contracts outstanding at March 31, 2004(2)..     $     108,482
                                                                  =============
----------
(1) Recognized losses from commodity cash flow hedges of $(8.8) million (represents realized value of cash flow hedge activity of $(17.7) million as disclosed in Note 9 of the Notes to Consolidated Condensed Financial Statements, net of terminated derivatives of $(8.9) million) and $17.5 million realized gain on mark-to-market activity, which is reported in the Consolidated Condensed Statements of Operations under mark-to-market activities, net. (2) Net commodity derivative assets reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

     The fair value of outstanding derivative commodity instruments at March 31, 2004, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

                       Fair Value Source                           2004       2005-2006    2007-2008   After 2008      Total
------------------------------------------------------------    ----------   ----------   ----------   ----------    ----------
Prices actively quoted......................................    $   71,947   $   45,917   $       --   $       --    $  117,864
Prices provided by other external sources...................       (43,747)      47,628        6,298      (22,354)      (12,175)
Prices based on models and other valuation methods..........            --          776        7,976       (5,959)        2,793
                                                                ----------   ----------   ----------   ----------    ----------
   Total fair value.........................................    $   28,200   $   94,321   $   14,274   $  (28,313)   $  108,482
                                                                ==========   ==========   ==========   ==========    ==========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at March 31, 2004, and the period during which the instruments will mature are summarized in the table below (in thousands):

                       Credit Quality                              2004       2005-2006    2007-2008   After 2008      Total
------------------------------------------------------------    ----------   ----------   ----------   ----------    ----------
   (Based on Standard & Poor's Ratings as of April 5, 2004)
Investment grade............................................    $  (15,166)  $   67,206   $   14,620   $  (28,313)   $   38,347
Non-investment grade........................................        50,260       27,842           --           --        78,102
No external ratings.........................................        (6,894)        (727)        (346)          --        (7,967)
                                                                ----------   ----------   ----------   ----------    ----------
   Total fair value.........................................    $   28,200   $   94,321   $   14,274   $  (28,313)   $  108,482
                                                                ==========   ==========   ==========   ==========    ==========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

                                                       Fair Value
                                                       After 10%
                                                        Adverse
                                       Fair Value     Price Change
                                      -----------    -------------
At March 31, 2004:
   Electricity....................    $   (78,424)   $   (213,771)
   Natural gas....................        186,906         110,683
                                      -----------    ------------
      Total.......................    $   108,482    $   (103,088)
                                      ===========    ============

     Derivative commodity instruments included in the table are those included in Note 9 of the Notes to Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a 10% adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a 10% adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions increased 91% from December 31, 2003, to March 31, 2004, while the total volume of open power derivative positions decreased 20% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income ("OCI"), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of March 31, 2004, the majority of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three months ended March 31, 2004, have reflected this. See Note 9 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI.

     Collateral Debt Securities -- In connection with the decision of the Calpine Power Income Fund ("CPIF") to acquire the King City Power Plant and become the lessor of the facility, we intend to sell certain investments previously accounted for as held-to-maturity. As of March 31, 2004, the securities are classified as available-for-sale and recorded at fair market value in Other Current Assets. The following table presents the face value of our different classes of collateral debt securities by expected maturity date as of March 31, 2004, (dollars in thousands):

                                        Weighted
                                        Average
                                        Interest
                                          Rate         2004       2005      2006       2007       2008   Thereafter     Total
                                        ---------   ---------  --------  --------   --------   --------  ----------  ----------
Corporate Debt Securities...........       7.3%     $  4,575   $  7,825  $     --   $     --   $     --  $      --   $   12,400
U.S. Treasury Notes.................       6.5%           --      1,975        --         --         --         --        1,975
U.S. Treasury Securities
  (non-interest bearing)............        --            --         --     9,700      9,100      9,050     87,100      114,950
                                                    --------   --------  --------   --------   --------  ---------   ----------
   Total............................                $  4,575   $  9,800  $  9,700   $  9,100   $  9,050  $  87,100   $  129,325
                                                    ========   ========  ========   ========   ========  =========   ==========

     The following table presents the fair value of our collateral debt securities as of March 31, 2004, (dollars in thousands):

                                                               Fair Value
                                                               ----------
Corporate Debt Securities.............................         $   12,854
U.S. Treasury Notes...................................              2,115
U.S. Treasury Securities (non-interest bearing).......             85,352
                                                               ----------
   Total..............................................         $  100,321
                                                               ==========

     Interest Rate Swaps and Cross Currency Swaps -- From time to time, we use interest rate swap and cross currency swap agreements to mitigate our exposure to interest rate and currency fluctuations associated with certain of our debt instruments. We do not use interest rate swap and currency swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap and currency swap agreements as of March 31, 2004, (dollars in thousands):

     Variable to fixed Swaps

                                      Weighted Average      Weighted Average
                       Notional         Interest Rate         Interest Rate       Fair Market
  Maturity Date    Principal Amount          (Pay)               (Receive)            Value
  -------------    ----------------   -----------------  -----------------------  ------------
2007...........       $    38,000           3.8%         3-month US $LIBOR        $    (1,307)
2007...........            38,333           3.8%         3-month US $LIBOR             (1,318)
2007...........            38,667           3.8%         3-month US $LIBOR             (1,330)
2011...........            41,879           6.9%         3-month US $LIBOR             (6,332)
2012...........           109,998           6.5%         3-month US $LIBOR            (17,293)
2014...........            58,682           6.7%         3-month US $LIBOR             (8,599)
2016...........            21,750           7.3%         3-month US $LIBOR             (4,807)
2016...........            14,500           7.3%         3-month US $LIBOR             (3,204)
2016...........            43,500           7.3%         3-month US $LIBOR             (9,613)
2016...........            29,000           7.3%         3-month US $LIBOR             (6,409)
2016...........            36,250           6.7%         3-month US $LIBOR             (8,011)
                      -----------           ---                                   -----------
   Total.......       $   470,559           6.1%                                  $   (68,223)
                      ===========           ===                                   ===========

     Fixed to Variable Swaps

                                      Weighted Average      Weighted Average
                       Notional         Interest Rate         Interest Rate       Fair Market
  Maturity Date    Principal Amount         (Pay)               (Receive)            Value
  -------------    ----------------   -----------------     -----------------     ------------
2011...........       $   100,000     6-month US $LIBOR            8.5%           $    (3,716)
2011...........           100,000     6-month US $LIBOR            8.5%                (1,861)
2011...........           200,000     6-month US $LIBOR            8.5%                (4,091)
2018...........           106,000     3-month US $LIBOR            4.0%                    96
                      -----------                                  ---            -----------
   Total.......       $   506,000                                  7.6%           $    (9,572)
                      ===========                                  ===            ===========

     Debt Financing -- Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. Certain debt instruments may affect us adversely because of changes in market conditions. We have used two primary forms of debt which are subject to market risk: (1)
Variable rate construction/project financing and (2) Other variable-rate instruments. Significant LIBOR increases could have a negative impact on our future interest expense. Our variable-rate construction/project financing is primarily through CalGen. Borrowings under this credit agreement are used exclusively to fund the construction of our power plants. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2004. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                                          Outstanding                               Fair Market
                                                                            Balance      Interest Rate Basis(4)        Value
                                                                         -------------   -----------------------   -------------
Variable-rate construction/project financing and other variable-rate instruments:
Short-term
   First Priority Senior Secured Term Loan B Notes Due 2007..........    $       2,000   3-month US $LIBOR         $       2,000
   First Priority Secured Institutional Term Loan Due 2009
     (CCFC I)........................................................            3,208                        (1)          3,208
   Second Priority Senior Secured Term Loan B Notes Due 2007.........            7,500                        (2)          7,500
   Second Priority Senior Secured Floating Rate Notes Due 2007.......            5,000                        (3)          5,000
   Riverside Energy Center project financing.........................            5,822   2-month US $LIBOR                 5,822
   Rocky Mountain Energy Center project financing....................            3,863   1-month US $LIBOR                 3,863
   MEP Pleasant Hill Term Loan, Tranche A............................            4,803   3-month US $LIBOR                 4,803
                                                                         -------------                             -------------
      Total short-term..............................................     $      32,196                             $      32,196
                                                                         =============                             =============
Long-term
   Blue Spruce Energy Center Project Financing.......................    $     140,000                        (3)  $     140,000
   Riverside Energy Center Project Financing.........................          178,831   3-month US $LIBOR               178,831
   MEP Pleasant Hill Term Loan, Tranche A............................          125,430   3-month US $LIBOR               125,430
   Rocky Mountain Energy Center Project Financing....................          177,331   1-month US $LIBOR               177,331
   First Priority Secured Institutional Term Loan Due 2009
     (CCFC I)........................................................          376,418                        (1)        376,418
   Second Priority Senior Secured Floating Rate Notes Due 2011
     (CCFC I)........................................................          407,840                        (1)        407,840
   Corporate revolving line of credit................................               --   1-month US $LIBOR                    --
   Thomassen revolving line of credit................................               --   1-month EURIBOR                      --
   First Priority Senior Secured Term Loan B Notes Due 2007..........          197,000   3-month US $LIBOR               197,000
   Second Priority Senior Secured Floating Rate Notes Due 2007.......          492,500                        (3)        492,500
   Second Priority Senior Secured Term Loan B Notes Due 2007.........          738,750                        (2)        738,750
   First Priority Secured Floating Rate Notes Due 2009 (CalGen)......          235,000   1-month US $LIBOR               235,000
   First Priority Secured Term Loans Due 2009 (CalGen)...............          600,000                        (5)        600,000
   Second Priority Secured Floating Rate Notes Due 2010 (CalGen).....          630,439                        (5)        630,439
   Second Priority Secured Term Loans Due 2010 (CalGen)..............           98,506                        (5)         98,506
   Third Priority Secured Floating Rate Notes Due 2011 (CalGen)......          680,000   6-month US $LIBOR               680,000
                                                                         -------------                             -------------
      Total long-term................................................    $   5,078,045                             $   5,078,045
                                                                         =============                             =============
        Total variable-rate construction/project financing and
          other variable-rate instruments............................    $   5,110,241                             $   5,110,241
                                                                         =============                             =============
----------

(1) British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.
(2)  U.S. prime rate in combination with the Federal Funds Effective Rate.




(3) British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.
(4)  Actual interest rates include a spread over the basis amount.
(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

     Construction/project financing facility -- In November 2004 the $2.5 billion secured construction financing revolving facility for our wholly owned subsidiary CCFC II (or CalGen) was scheduled to mature. On March 23, 2004, CalGen completed its offering of secured institutional term loans and secured notes, which refinanced the CalGen facility. We realized total proceeds from the offering in the amount of $2.4 billion, before transaction costs and fees. See
Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding this offering.

     On February 20, 2004, we completed a $250.0 million, non-recourse project financing for the 600-megawatt Rocky Mountain Energy Center. A consortium of banks financed the construction of the plant at a rate of LIBOR plus 250 basis points. Upon commercial operation of the Rocky Mountain Energy Center in the summer of 2004, the banks will provide a three-year term-loan facility.

     On March 26, 2004, we acquired the remaining 50% interest in the Aries facility from a subsidiary of Aquila, Inc. (Aquila and its subsidiaries referred to collectively as "Aquila"). At the same time, Aries terminated a tolling contract with another subsidiary of Aquila. Aquila paid $5 million in cash and assigned to us certain transmission and other rights. Aquila and Calpine also amended a master netting agreement between them, and as a result, we returned cash margin deposits totaling $10.8 million to Aquila. Contemporaneous with the closing of the acquisition, Aries' existing construction loan was converted to two term loans totaling $178.8 million, of which $130.2 is variable-rate debt. We contributed $15 million of equity to Aries in connection with the term out of the construction loan.

New Accounting Pronouncements

     On January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle -- the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, we are required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

     In January 2003 FASB issued FIN 46. FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities ("VIEs") for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the Primary Beneficiary, should consolidate the Variable Interest Entity ("VIE"). This new model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity's ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity's variability.

     In December 2003 FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after

January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities ("SPEs") for which the effective date was December 31, 2003. We have adopted FIN 46-R for our investment in SPEs, equity method joint ventures, our wholly owned subsidiaries that are subject to long-term power purchase agreements and tolling arrangements, operating lease arrangements containing fixed price purchase options and our wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests.

     We evaluated our investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However,in these instances, we were not the Primary Beneficiary, as we would not absorb a majority of these entities' expected variability. The fixed price purchase options under our operating lease arrangements were not considered significant variable interests. However, our investments in joint ventures were considered significant. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information related to these joint venture investments.

     An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs by virtue of a power sales or tolling agreement which was longer than 10 years and for more than 50% of the entity's capacity. However, in all cases, we absorbed a majority of the entity's variability and continue to consolidate these 100% Company-owned subsidiaries. We qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity's capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, "Determining
Whether an Arrangement Contains a Lease," were not considered variable interests, because payments under these leasing arrangements create rather than absorb the entity's variability.

     A similar analysis was performed for our wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests. These entities were determined to be VIEs in which we absorb the majority of the variability, primarily due to the debt characteristics of the preferred interest, which are classified as debt in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity" in our Consolidated Condensed Balance Sheets. Consequently, we continue to consolidate these wholly owned subsidiaries. See
Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.

Item 4. Controls and Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2004, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder with the exception of the deficiencies noted below.

     As reported in our Form 10-K filing for 2003, in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2003, our independent auditors reviewed our information systems control framework and identified to us certain significant deficiencies in the design of such systems. These design deficiencies generally related to the number of persons having access to certain of our information systems databases, as well as the segregation of duties of persons with such access. The Company concluded that, in the aggregate, these deficiencies constituted a material control weakness, and the Company performed substantial analytical and post-closing procedures as a result of these design deficiencies. Based on the Company's compensating controls and testing, we concluded that these design deficiencies did not result in any material errors in our financial statements as of December 31, 2003. Additionally, during the quarter ended March 31, 2004, we completed the process of correcting these design deficiencies and are in the process of testing the effectiveness of these changes. Other than correcting the material control weakness identified above, there were no other changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our Consolidated Condensed Financial Statements.

     Securities Class Action Lawsuits. Since March 11, 2002, fourteen shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court for the Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta
v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these eleven actions are virtually identical-- they are filed by three law firms, in conjunction with other law firms as co-counsel. All eleven lawsuits are purported class actions on behalf of purchasers of Calpine's securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002. The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes Due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine's financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All fifteen of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the 1933 Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before our response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and
Section 15 of the Securities Act of 1933 relating to statements regarding the causes of the California energy crisis. We filed a motion to dismiss this consolidated action in early April 2003.

     On August 29, 2003, the judge issued an order dismissing, with leave to amend, all of the allegations set forth in the second amended complaint except for a claim under Section 11 of the Securities Act relating to statements relating to the causes of the California energy crisis and the related increase in wholesale prices contained in the Supplemental Prospectuses for the 2011 Notes.

     The judge instructed plaintiff, Julies Ser, to file a third amended complaint, which he did on October 17, 2003. The third amended complaint names Calpine and three executives as defendants and alleges the Section 11 claim that survived the judge's August 29, 2003 order.

     On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff's
Section 11  claim was barred by  the applicable one-year statute of limitations.

On February 4, 2004, the judge denied our motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. We filed our answer to the third amended complaint on February 28, 2004.

     In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff. Calpine filed a response in opposition to this motion. The court has scheduled a hearing on this matter for May 11, 2004.

     We consider the lawsuit to be without merit and we intend to continue to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in state superior court of San Diego County, California. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of Calpine's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding Calpine's financial condition in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The Hawaii action relies in part on Calpine's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief.

     We removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the United States District Court for the Northern District of California in May 2003. Plaintiff sought to have the action remanded to state court, and on August 27, 2003, the United States District Court for the Southern District of California granted plaintiff's motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors.

     On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining our motion to dismiss on the issue of plaintiff's standing. The court found that plaintiff had not shown that it had purchased Calpine stock "traceable" to the April 2002 equity offering. The court overruled our motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004, ruling.

     On February 20, 2004, plaintiff filed an amended complaint, and in late March 2004 Calpine and the individual defendants filed answers to this complaint. On April 9, 2004, we and the individual defendants filed motions to transfer the lawsuit to Santa Clara County Superior Court, which motions were granted on May 7, 2004. We consider this lawsuit to be without merit and intend to continue to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine's response to the amended complaint is due June 18, 2004. We consider this lawsuit to be without merit and intend to vigorously defend against it.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al. and is pending in state superior court of Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though plaintiff may appeal this ruling. In early February 2003 plaintiff filed an amended complaint. In March 2003 Calpine and the individual defendants filed motions to dismiss and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the court granted the motions to stay this proceeding in favor of the consolidated federal securities class actions described above. We cannot estimate the possible loss or range of possible loss from this matter. We consider this lawsuit to be without merit and intend to vigorously defend against it.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District of California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions have been filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003 plaintiff agreed to stay these proceedings in favor of the consolidated federal securities class action described above and to dismiss without prejudice certain director defendants. On March 4, 2003, plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice the claims he had against three of the outside directors. We cannot estimate the possible loss or range of possible loss from this matter. We consider this lawsuit to be without merit and intend to continue to defend vigorously against it.

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. We recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne
M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. On January 26, 2004, Calpine filed a motion for partial summary judgment asserting that the bankruptcy court did not properly consolidate Anne Sholtz into the bankruptcy estate of EonXchange. If the motion is granted, at least $2.9 million of the $7 million that the Trustee is seeking to recover from Calpine could not be avoided as a preferential transfer. In response, the Trustee filed a motion for summary judgment for the entire $7 million plus interest against Calpine. Although Calpine will assert various defenses to the claims asserted by the Trustee, Calpine and the Trustee have entered into stipulations to continue the various hearing dates on the pending motions for summary judgment in order to pursue settlement discussions. We believe we have adequately reserved for the possible loss, if any, we may ultimately incur as a result of this matter.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. We had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC's amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary  judgment motion  pertaining to damages.  In short, the court:
(i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). On February 2, 2004, the parties filed a Final Pretrial Order with the court. The case appears likely scheduled for trial in the second quarter of 2004, subject to the court's discretion and calendar. We believe we have adequately reserved for the possible loss, if any, we may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company ("PG&E") filed with the California Public Utilities Commission ("CPUC") a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS"). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E's withdrawal of its public utility claims against Calpine; and
5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The matter is currently pending and shall be considered by the CPUC following the issuance of a recommendation by the presiding administrative law judge.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that we breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center ("Oneta"), which we acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine's actions have reduced the profits from Oneta plant thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest) is currently outstanding and past due. The note is collateralized by Panda's carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. We have filed a counterclaim against Panda Energy International, Inc. (and PLC II,
LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. However, at the present time, we cannot estimate the potential loss, if any, that might arise from this matter. We consider Panda's lawsuit to be without merit and intend to defend vigorously against it. We stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against twenty energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. We also have been named in seven other similar complaints for violations of Section 17200. All seven cases were removed from the various state courts in which they were originally filed to federal court for pretrial proceedings with other cases in which we are not named as a defendant. However, at the present time, we cannot estimate the potential loss, if any, that might arise from this matter. We consider the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs have appealed.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources.

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. We anticipate filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. In June 2003, FERC rejected the complaint. Some plaintiffs appealed to the FERC and their request for rehearing was denied. The FERC decision is therefore final, and the matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit.

     Transmission Service Agreement with Nevada Power. On March 16, 2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements
("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman's Fund Insurance Company ("FFIC"). The Centennial Project involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") is scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement ("PPA") with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of costs incurred to date on the second phase of the project (approximately $4.5 million in total) among the three customers to be served. At this time, we are unable to predict the final outcome of this proceeding or its impact on us.

     On or about April 27, 2004, NPC alleged to FFIC that Calpine had defaulted on the TSA and made demand on FFIC for the full amount of the surety bond, $33,333,333.00. On April 29, 2004, FFIC filed a complaint for declaratory order in state superior court of Marin County, California in connection with this demand.

     FFIC's complaint asks that an order be issued declaring that it has no obligation to make payment under the bond and, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine is preparing to file a response to the complaint. Calpine's position will be, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

     Calpine Canada Natural Gas Partnership v. Enron Canada Corp. On February 6, 2002, Calpine Canada Natural Gas Partnership ("Calpine Canada") filed a complaint in the Alberta Court of Queens Branch alleging that Enron Canada Corp. ("Enron Canada") owed it approximately $1.5 million from the sale of gas in connection with two Master Firm gas Purchase and Sale Agreements. To date, Enron Canada has not sought bankruptcy relief and has counterclaimed in the amount of $18 million. Discovery is currently in progress, and we believe that Enron Canada's counterclaim is without merit and intend to vigorously defend against it.

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones. The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility has not occurred and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs have filed a motion for reconsideration of the decision, and the plaintiffs may also ultimately appeal. Calpine still, however, expects to make the $6.0 million payment to the estates when the project is completed.

     In addition, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of these proceedings will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Convertible Senior Notes

     4% Convertible Senior Notes Due 2006. On December 26, 2001, we completed a private placement of $1.0 billion aggregate principal amount of our 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes"). The initial purchaser of the 2006 Convertible Senior Notes was Deutsche Bank Alex. Brown Inc. Deutsche Bank exercised its option to acquire an additional $200.0 million aggregate principal amount of the 2006 Convertible Senior Notes by purchasing an additional $100.0 million aggregate principal amount of the 2006 Convertible Senior Notes on each of December 31, 2001, and January 3, 2002. The offering price of the 2006 Convertible Senior Notes was 100% of the principal amount, less an aggregate underwriting discount of $30.0 million. Each sale of the 2006 Convertible Senior Notes to Deutsche Bank was exempt from registration in reliance on Section 4(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The 2006 Convertible Senior Notes were re-offered by Deutsche Bank to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

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

     During the three months ended March 31, 2004, we repurchased $178.5 million in principal amount of our outstanding 2006 Convertible Senior Notes that can be put to us in exchange for $177.5 million in cash. Additionally, on February 9, 2004, we made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, we paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes, which included accrued interest of $3.4 million. At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

     4 3/4% Contingent Convertible Senior Notes Due 2023. On November 17, 2003, we completed the issuance of $650 million aggregate principal amount of our 43/4% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Notes"). The initial purchasers of the 2023 Convertible Notes were Deutsche Bank Securities Inc., Credit Lyonnais Securities (USA) Inc., Harris Nesbitt Corp. and Williams Capital Group LP (the "initial purchasers"). One of the initial purchasers, Deutsche Bank Securities Inc., exercised its option to acquire an additional $250.0 million aggregate principal amount of the 2023 Convertible Notes on January 9, 2004. The offering price of the 2023 Convertible Notes was 100% of the principal amount of the 2023 Convertible Senior Notes, less an aggregate underwriting discount of $24.75 million. Each sale of the 2023 Convertible Notes to an initial purchaser was exempt from registration in reliance on Section 4(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The 2023 Convertible Notes were offered by each initial purchaser to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*3.1      Amended  and  Restated   Certificate  of   Incorporation   of  Calpine
          Corporation.(a)
*3.2      Certificate of Correction of Calpine Corporation.(b)
*3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Calpine Corporation.(c)
*3.4 Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(b)
*3.5 Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(b)
*3.6 Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(c)
*3.7 Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation.(d)
*3.8 Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation.(e)
*3.9 Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation.(e)
*3.10     Amended and Restated By-laws of Calpine Corporation.(f)
*4.1.1 Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(g)

*4.1.2 First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(b)
+4.1.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*4.2.1 Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.2.2 Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(i)
*4.2.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.2.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.3.1 Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(j)
*4.3.2 Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(j)
*4.3.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.3.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.4.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(k)
*4.4.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.4.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.5.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(k)
*4.5.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.5.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.6.1 Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(l)
*4.6.2 Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(l)
*4.6.3 Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
*4.6.4 Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
*4.7 Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(m)
*4.8 First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*4.9 Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*4.10 Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*10.1.1 Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(m)

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*10.2.1 Amended and Restated Credit Agreement, dated as of July 16, 2003 ("Amended and Restated Credit Agreement"), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(n)
*10.2.2 First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
*10.2.3 Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.4 Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.5 Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.6 Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.7 Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.8 Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.9 Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.3.1 Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(l)
*10.3.2 Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(l)
*10.3.3 Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
*10.3.4 Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
*10.4 Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(m)
*10.5 Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(m)
*10.6 Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis. (m)(o)
+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(h) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(i) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(j) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(k) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3/A (Registration No. 333-72583) filed with the SEC on March 8, 1999.

(l) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(m) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(n) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(o)    Management contract or compensatory plan or arrangement.
      (b)Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

                Date of Report            Date Filed        Item Reported
              -----------------        -----------------    -------------
              January 6, 2004          January 6, 2004             5
              January 9, 2004          January 9, 2004             5
              January 9, 2004          January 9, 2004             5
              January 16, 2004         January 20, 2004            5
              January 28, 2004         January 29, 2004            5
              February 3, 2004         February 3, 2004            5
              February 4, 2004         February 4, 2004            5
              February 6, 2004         February 6, 2004           12

                Date of Report            Date Filed        Item Reported
              -----------------        -----------------    -------------
              February 9, 2004         February 9, 2004            5
              February 20, 2004        February 24, 2004           5
              February 24, 2004        February 24, 2004           5
              February 26, 2004        March 1, 2004              12
              March 10, 2004           March 10, 2004              5
              March 11, 2004           March 12, 2004              5
              March 12, 2004           March 16, 2004              5
              March 23, 2004           March 23, 2004              5

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Calpine Corporation

                               By:            /s/ ROBERT D. KELLY
                                  -------------------------------------------
                                                    Robert D. Kelly
                                  Executive Vice President and Chief Financial
                                     Officer (Principal Financial Officer)

Date: May 10, 2004

                               By:         /s/ CHARLES B. CLARK, JR.
                                  -------------------------------------------
                                               Charles B. Clark, Jr.
                                      Senior Vice President and Corporate
                                   Controller (Principal Accounting Officer)

Date: May 10, 2004

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*3.1      Amended  and  Restated   Certificate  of   Incorporation   of  Calpine
          Corporation.(a)
*3.2      Certificate of Correction of Calpine Corporation.(b)
*3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Calpine Corporation.(c)
*3.4 Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(b)
*3.5 Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(b)
*3.6 Amended Certificate of Designation of Series A Participating Preferred Stock of Calpine Corporation.(c)
*3.7 Certificate of Designation of Special Voting Preferred Stock of Calpine Corporation.(d)
*3.8 Certificate of Ownership and Merger Merging Calpine Natural Gas GP, Inc. into Calpine Corporation.(e)
*3.9 Certificate of Ownership and Merger Merging Calpine Natural Gas Company into Calpine Corporation.(e)
*3.10     Amended and Restated By-laws of Calpine Corporation.(f)
*4.1.1 Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(g)
*4.1.2 First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(b)
+4.1.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.
*4.2.1 Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.2.2 Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(i)
*4.2.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.2.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.3.1 Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(j)
*4.3.2 Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(j)
*4.3.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.3.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.4.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(k)
*4.4.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.4.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.5.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(k)
*4.5.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(b)
+4.5.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.
*4.6.1 Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(l)
*4.6.2 Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(l)
*4.6.3 Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
*4.6.4 Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
*4.7 Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(m)

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*4.8 First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*4.9 Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*4.10 Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(m)
*10.1.1 Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(m)
*10.2.1 Amended and Restated Credit Agreement, dated as of July 16, 2003 ("Amended and Restated Credit Agreement"), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(n)
*10.2.2 First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
*10.2.3 Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.4 Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.5 Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10.2.6 Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.7 Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.8 Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.2.9 Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
*10.3.1 Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(l)
*10.3.2 Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(l)
*10.3.3 Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
*10.3.4 Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------
*10.4 Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(m)
*10.5 Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(m)
*10.6 Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis. (m)(o)
+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(h) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(i) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(j) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(k) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3/A (Registration No. 333-72583) filed with the SEC on March 8, 1999.

(l) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(m) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(n) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(o)    Management contract or compensatory plan or arrangement.