Form 10-Q
period 2004-06-30
CALPINE CORP
filed 2004-08-09
CIK 916457

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                 ---------------

              (Mark One)

                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2004
                      OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from      to

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

     443,828,145 shares of Common Stock, par value $.001 per share, outstanding on August 6, 2004.

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 2004

                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------
PART I - FINANCIAL INFORMATION
   Item 1.      Financial Statements
                   Consolidated Condensed Balance Sheets June 30, 2004 and December 31, 2003.....................      3
                   Consolidated Condensed Statements of Operations for the Three and Six Months Ended
                     June 30, 2004 and 2003......................................................................      5
                   Consolidated Condensed Statements of Cash Flows for the Six Months Ended
                     June 30, 2004 and 2003......................................................................      7
                   Notes to Consolidated Condensed Financial Statements..........................................      9
   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............     38
   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................     71
   Item 4.      Controls and Procedures..........................................................................     71
PART II - OTHER INFORMATION
   Item 1.      Legal Proceedings................................................................................     72
   Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.................     77
   Item 4.      Submission of Matters to a Vote of Security Holders..............................................     78
   Item 6.      Exhibits and Reports on Form 8-K.................................................................     79
Signatures......................................................................................................      81

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
               (in thousands, except share and per share amounts)

                                                                                         June 30,      December 31,
                                                                                           2004            2003
                                                                                      --------------  --------------
                                                                                               (Unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $      844,031  $      991,806
   Accounts receivable, net........................................................        1,170,130         988,947
   Margin deposits and other prepaid expense.......................................          406,741         385,348
   Inventories.....................................................................          144,913         139,654
   Restricted cash.................................................................          317,833         383,788
   Current derivative assets.......................................................          338,805         496,967
   Current assets held for sale....................................................               --             651
   Other current assets............................................................           72,117          89,593
                                                                                      --------------  --------------
      Total current assets.........................................................        3,294,570       3,476,754
                                                                                      --------------  --------------
Restricted cash, net of current portion............................................          191,695         575,027
Notes receivable, net of current portion...........................................          225,396         213,629
Project development costs..........................................................          151,084         139,953
Investments in power projects and oil and gas properties...........................          417,303         472,749
Deferred financing costs...........................................................          423,499         400,732
Prepaid lease, net of current portion..............................................          383,940         414,058
Property, plant and equipment, net.................................................       21,031,174      20,081,052
Goodwill, net......................................................................           45,160          45,160
Other intangible assets, net.......................................................           89,411          89,924
Long-term derivative assets........................................................          561,328         673,979
Long-term assets held for sale.....................................................               --         112,148
Other assets.......................................................................          627,202         608,767
                                                                                      --------------  --------------
        Total assets...............................................................   $   27,441,762  $   27,303,932
                                                                                      ==============  ==============
                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................   $    1,160,600  $      938,644
   Accrued payroll and related expense.............................................           72,644          96,693
   Accrued interest payable........................................................          362,497         321,176
   Income taxes payable............................................................            5,680          18,026
   Notes payable and borrowings under lines of credit, current portion.............          239,289         254,292
   Preferred interests, current portion............................................            8,758          11,220
   Capital lease obligation, current portion.......................................            8,466           4,008
   CCFC I financing, current portion...............................................            3,208           3,208
   Construction/project financing, current portion.................................           57,256          61,900
   Senior notes and term loans, current portion....................................           14,500          14,500
   Current derivative liabilities..................................................          383,097         456,688
   Other current liabilities.......................................................          271,589         335,048
                                                                                      --------------  --------------
      Total current liabilities....................................................        2,587,584       2,515,403
                                                                                      --------------  --------------
Notes payable and borrowings under lines of credit, net of current portion.........          861,424         873,572
Notes payable to Calpine Capital Trusts............................................        1,153,500       1,153,500
Preferred interests, net of current portion........................................          142,064         232,412
Capital lease obligation, net of current portion...................................          283,005         193,741
CCFC I financing, net of current portion...........................................          784,661         785,781
CalGen/CCFC II financing...........................................................        2,448,907       2,200,358
Construction/project financing, net of current portion.............................        1,723,040       1,209,505
Convertible Senior Notes Due 2006..................................................           72,126         660,059
Convertible Senior Notes Due 2023..................................................          900,000         650,000
Senior notes and term loans, net of current portion................................        9,370,936       9,369,253
Deferred income taxes, net.........................................................        1,185,712       1,310,335
Deferred lease incentive...........................................................               --          50,228
Deferred revenue...................................................................          110,087         116,001
Long-term derivative liabilities...................................................          599,495         692,088
Long-term liabilities held for sale................................................               --             161
Other liabilities..................................................................          267,769         259,390
                                                                                      --------------  --------------
        Total liabilities..........................................................       22,490,310      22,271,787
                                                                                      --------------  --------------
Minority interests.................................................................          350,561         410,892
                                                                                      --------------  --------------

                                                                                         June 30,      December 31,
                                                                                           2004            2003
                                                                                      --------------  --------------
                                                                                               (Unaudited)
Stockholders' equity:
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares;
    none issued and outstanding in 2004 and 2003...................................               --              --
   Common stock, $.001 par value per share; authorized 1,000,000,000 shares at December 31, 2003, and 2,000,000,000 shares at June 30, 2004;
    issued and outstanding 439,326,249 shares in 2004 and
    415,010,125 shares in 2003.....................................................              439             415
   Additional paid-in capital......................................................        3,109,778       2,995,735
   Retained earnings...............................................................        1,468,619       1,568,509
   Accumulated other comprehensive income..........................................           22,055          56,594
                                                                                      --------------  --------------
           Total stockholders' equity..............................................   $    4,600,891  $    4,621,253
                                                                                      --------------  --------------
           Total liabilities and stockholders' equity..............................   $   27,441,762  $   27,303,932
                                                                                      ==============  ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2004 and 2003

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2004          2003          2004          2003
                                                               ------------  ------------  ------------  ------------
                                                                                (In thousands, except
                                                                                  per share amounts)
                                                                                     (Unaudited)
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue..........................  $  1,312,792  $  1,046,260  $  2,558,678  $  2,146,328
      Sales of purchased power for hedging and optimization..       496,652       744,805       876,680     1,426,089
                                                               ------------  ------------  ------------  ------------
        Total electric generation and marketing revenue......     1,809,444     1,791,065     3,435,358     3,572,417
Oil and gas production and marketing revenue
      Oil and gas sales......................................        26,069        29,299        50,651        55,210
      Sales of purchased gas for hedging and optimization....       481,971       328,478       834,708       655,945
                                                               ------------  ------------  ------------  ------------
        Total oil and gas production and marketing revenue...       508,040       357,777       885,359       711,155
   Mark-to-market activities, net............................       (22,605)        1,839       (10,086)       22,282
   Other revenue.............................................        19,755        14,627        46,741        25,386
                                                               ------------  ------------  ------------  ------------
           Total revenue.....................................     2,314,634     2,165,308     4,357,372     4,331,240
                                                               ------------  ------------  ------------  ------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense................................       223,664       159,646       399,498       321,574
      Transmission purchase expense..........................        14,651        11,330        31,078        20,156
      Royalty expense........................................         6,951         6,461        12,833        11,818
      Purchased power expense for hedging and optimization...       445,169       738,719       820,108     1,418,668
                                                               ------------  ------------  ------------  ------------
        Total electric generation and marketing expense......       690,435       916,156     1,263,517     1,772,216
   Oil and gas operating and marketing expense
      Oil and gas operating expense..........................        23,443        29,033        45,770        54,694
      Purchased gas expense for hedging and optimization.....       453,922       331,122       814,409       648,070
                                                               ------------  ------------  ------------  ------------
        Total oil and gas operating and marketing expense....       477,365       360,155       860,179       702,764
   Fuel expense..............................................       867,785       539,409     1,630,490     1,174,778
   Depreciation, depletion and amortization expense..........       161,789       138,957       311,203       272,771
   Operating lease expense...................................        26,963        28,168        54,762        55,860
   Other cost of revenue.....................................        22,607         6,870        48,988        12,121
                                                               ------------  ------------  ------------  ------------
           Total cost of revenue.............................     2,246,944     1,989,715     4,169,139     3,990,510
                                                               ------------  ------------  ------------  ------------
              Gross profit...................................        67,690       175,593       188,233       340,730
Loss (income) from unconsolidated investments in power
 projects and oil and gas properties.........................           718       (59,351)       (1,788)      (64,475)
Equipment cancellation and impairment cost...................             7        19,222         2,367        19,309
Project development expense..................................         4,030         6,072        11,748        11,158
Research and development expense.............................         5,124         2,469         8,939         4,860
Sales, general and administrative expense....................        60,978        53,710       118,225        97,367
                                                               ------------  ------------  ------------  ------------
   Income (loss) from operations.............................        (3,167)      153,471        48,742       272,511
Interest expense.............................................       279,659       148,879       534,452       291,840
Distributions on trust preferred securities..................            --        15,656            --        31,313
Interest (income)............................................        (9,920)       (9,003)      (21,981)      (17,037)
Minority interest expense....................................         4,724         5,335        13,159         7,612
(Income) from repurchase of various issuances of debt........        (2,559)       (6,763)       (3,394)       (6,763)
Other expense (income).......................................      (185,571)       20,467      (203,996)       55,056
                                                               ------------  ------------  ------------  ------------
   Loss before (benefit) for income taxes....................       (89,500)      (21,100)     (269,498)      (89,510)
(Benefit) for income taxes...................................       (60,604)       (4,725)     (146,553)      (21,596)
                                                               ------------  ------------  ------------  ------------
   Loss before discontinued operations and cumulative
    effect of a change in accounting principle...............       (28,896)      (16,375)     (122,945)      (67,914)
Discontinued operations, net of tax provision (benefit)
 of $126, $(4,484), $12,452, and $(5,275)....................           198        (6,991)       23,055        (7,997)
Cumulative effect of a change in accounting principle,
 net of tax provision of $--, $--, $--and $450...............            --            --            --           529
                                                               ------------  ------------  ------------  ------------
              Net loss.......................................  $    (28,698) $    (23,366) $    (99,890) $    (75,382)
                                                               ============  ============  ============  ============

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2004          2003          2004          2003
                                                               ------------  ------------  ------------  ------------
                                                                                (In thousands, except
                                                                                  per share amounts)
                                                                                     (Unaudited)
Basic and diluted loss per common share:
   Weighted average shares of common stock outstanding.......       417,357       381,219       416,332       381,089
   Loss before discontinued operations and cumulative
    effect of a change in accounting principle...............  $      (0.07) $      (0.04) $      (0.30) $      (0.18)
   Discontinued operations, net of tax.......................  $         --  $      (0.02) $       0.06  $      (0.02)
   Cumulative affect of a change in accounting principle,
    net of tax...............................................  $         --  $         --  $         --  $         --
                                                               ------------  ------------  ------------  ------------
              Net loss.......................................  $      (0.07) $      (0.06) $      (0.24) $      (0.20)
                                                               ============  ============  ============  ============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                           2004            2003
                                                                                      --------------  --------------
Cash flows from operating activities:
   Net loss.........................................................................  $      (99,890) $      (75,382)
      Adjustments to reconcile net loss to net cash provided by
       operating activities:
        Depreciation, depletion and amortization (1)................................         397,143         325,112
        Deferred income taxes, net..................................................        (147,898)        101,802
        (Gain) loss on sale of assets and development cost write-offs, net..........        (105,495)          9,367
        Stock compensation expense..................................................           9,766           8,423
        Foreign exchange (gains) losses.............................................          (4,832)         44,304
        Change in net derivative assets and liabilities.............................          (9,541)         33,099
        Income from unconsolidated investments in power projects
         and oil and gas properties.................................................          (1,788)        (64,475)
        Distributions from unconsolidated investments in power projects.............          14,697         121,015
        Other.......................................................................           9,765          18,351
      Change in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable.........................................................        (176,433)       (191,717)
        Other current assets........................................................           9,796        (145,349)
        Other assets................................................................         (36,222)        (58,536)
        Accounts payable and accrued expense........................................         235,725         (34,659)
        Other liabilities...........................................................         (82,800)         21,949
                                                                                      --------------  --------------
           Net cash provided by operating activities................................          11,993         113,304
                                                                                      --------------  --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment.......................................        (795,403)     (1,135,549)
   Disposals of property, plant and equipment.......................................         257,635          13,681
   Acquisitions, net of cash acquired...............................................        (187,614)         (6,818)
   Advances to joint ventures.......................................................          (4,088)        (49,683)
   Project development costs........................................................         (16,324)        (20,513)
   Sale of collateral securities....................................................          93,963              --
   Decrease (increase) in restricted cash...........................................         452,377        (122,623)
   Decrease (increase) in notes receivable..........................................           6,012          (5,794)
   Other............................................................................          26,051          29,496
                                                                                      --------------  --------------
           Net cash used in investing activities....................................        (167,391)     (1,297,803)
                                                                                      --------------  --------------
Cash flows from financing activities:
   Borrowings from notes payable and borrowings under lines of credit...............       2,643,578       1,095,384
   Repayments of notes payable and borrowings under lines of credit.................      (2,520,059)        (15,269)
   Borrowings from project financing................................................         924,475          77,013
   Repayments of project financing..................................................        (596,887)       (143,998)
   Repayments of Senior Notes.......................................................         (56,219)        (16,100)
   Repurchase of 4% Convertible Senior Notes........................................        (586,926)             --
   Proceeds from issuance of 4.75% Convertible Senior Notes.........................         250,000              --
   Proceeds from issuance of Senior Notes...........................................         100,000              --
   Proceeds from income trust offering..............................................              --         126,462
   Financing costs..................................................................        (124,089)       (134,443)
   Other............................................................................         (13,104)         28,265
                                                                                      --------------  --------------
           Net cash provided by financing activities................................          20,769       1,017,314
                                                                                      --------------  --------------
Effect of exchange rate changes on cash and cash equivalents........................         (13,146)          5,653
Net decrease in cash and cash equivalents...........................................        (147,775)       (161,532)
Cash and cash equivalents, beginning of period......................................         991,806         579,486
                                                                                      --------------  --------------
Cash and cash equivalents, end of period............................................  $      844,031  $      417,954
                                                                                      ==============  ==============
Cash paid during the period for:
   Interest, net of amounts capitalized.............................................  $      399,736  $      217,543
   Income taxes.....................................................................  $       21,621  $       10,789
------------

(1) Includes depreciation and amortization that is charged to cost of revenue and also included within sales, general and administrative expense and to interest expense in the Consolidated Condensed Statements of Operations.

     Schedule of noncash investing and financing activities:

          2004 issuance of 20.1 million shares of common stock in exchange for $20.0 million par value of HIGH TIDES I and $75.0 million par value of HIGH TIDES II.

          2004 Capital lease entered into for the King City facility. See Note 6 of the Notes to Consolidated Condensed Financial Statements for further discussion.


              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (unaudited)

1.  Organization and Operations of the Company

     Calpine Corporation ("Calpine" or "the Company"), a Delaware corporation, and subsidiaries (collectively, also referred to as the "Company") are engaged in the generation of electricity in the United States of America, Canada, Mexico and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company owns oil and gas operations and has ownership interests in, and operates, gas-fired power generation facilities. In Mexico, Calpine is a joint venture participant in a gas-fired power generation facility under construction. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company's generating plants, is sold to third parties.

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

     Reclassifications -- Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the 2004 presentation including reclassification of transmission revenues from electricity and sales revenue to other revenue..

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

     Effective Tax Rate -- For the three months ended June 30, 2004 and 2003, the effective rate was 68% and 22%, respectively. For the six months ended June 30, 2004 and 2003, the effective rate was 54% and 24%, respectively. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent items.

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

     With respect to cash flow hedges, if the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in other comprehensive income is recognized currently. In the case of fair value hedges, if the underlying asset, liability or firm commitment being hedged is disposed of or otherwise terminated, the gain or loss associated with the underlying hedged item is recognized currently. If the hedging instrument is terminated prior to the occurrence of the hedged forecasted transaction for cash flow hedges, or prior to the settlement of the hedged asset, liability or firm commitment for fair value hedges, the gain or loss associated with the hedge instrument remains deferred.

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

     Preferred Interests -- As required in SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company classifies certain preferred interests that are mandatorily redeemable, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder's investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.

     Mark-to-Market Activity, Net -- This includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments not designated as cash flow hedges, including those held for trading purposes. Gains and losses due to ineffectiveness on hedging instruments are also included in unrealized mark-to-market gains and losses. Trading activity is presented net in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 02-3").

     Presentation of Revenue Under EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") -- The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company's Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company's power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or "book out" the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted the following amounts (in thousands):

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                              --------------------------  --------------------------
                                                                  2004          2003          2004           2003
                                                              ------------  ------------  ------------  ------------
   Sales of purchased power for hedging and optimization..... $    321,954  $         --  $    692,466  $         --
                                                              ------------  ------------  ------------  ------------
   Purchased power expense for hedging and optimization......      321,954            --       692,466            --
                                                              ------------  ------------  ------------  ------------
                                                              $         --  $         --  $         --  $         --
                                                              ============  ============  ============  ============

New Accounting Pronouncements

     On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle -- the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net loss and loss per share for the three and six months ended June 30, 2004 and 2003, had the Company applied the accounting provisions of SFAS No. 123 to its prior years' financial statements (in thousands, except per share amounts):

                                                                   Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2004          2003          2004          2003
                                                               ------------  ------------  ------------  ------------
Net loss
   As reported...............................................  $   (28,698)  $   (23,366)  $   (99,890)  $   (75,382)
   Pro Forma.................................................      (29,974)      (26,860)     (102,813)      (83,657)
Loss per share data:
   Basic loss per share
      As reported............................................  $     (0.07)  $     (0.06)  $     (0.24)  $     (0.20)
      Pro Forma..............................................        (0.07)        (0.07)        (0.25)        (0.22)
   Diluted earnings per share
      As reported............................................  $     (0.07)  $     (0.06)  $     (0.24)  $     (0.20)
      Pro Forma..............................................        (0.07)        (0.07)        (0.25)        (0.22)
Stock-based compensation cost, net of tax, included in net
 loss, as reported...........................................  $     3,499   $     2,909   $     6,080   $     6,276
Stock-based compensation cost, net of tax, included in net
 loss, pro forma.............................................        4,775         6,403         9,003        14,551

     The range of fair values of the Company's stock options granted for the three months ended June 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.90-$2.91 in 2004, $2.52-$4.38 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 69.11%-88.07% and 70.82%-84.93% for the three months ended June 30, 2004 and 2003, respectively, risk-free interest rates of 3.18%-4.54% and 2.47%-3.40% for the three months ended June 30, 2004 and 2003, respectively, and expected option terms of 3-8 years and 4-9 1/2 years for the three months ended June 30, 2004 and 2003, respectively.

     The range of fair values of the Company's stock options granted for the six months ended June 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.90-$4.45 in 2004, $2.43-3.41 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 69.11%-97.99% and 70.44%-112.99% for the six months ended June 30, 2004 and
2003, respectively, risk-free interest rates of 2.35%-4.54% and 1.39%-4.04% for the six months ended June 30, 2004 and 2003, respectively, and expected option terms of 3-9 1/2 years and 2 1/2-9 1/2 years for the six months ended June 30, 2004 and 2003, respectively.

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

     On application of FIN 46 the Company evaluated its investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, the Company was not the Primary Beneficiary, as the Company would not absorb a majority of these entities' expected variability. An enterprise that holds a significant variable interest in a VIE is required to make certain disclosures regarding the nature and timing of its involvement with the VIE and the nature, purpose, size and activities of the VIE. The fixed price purchase options under the Company's operating lease arrangements were not considered significant variable interests. However, the joint ventures in which the Company has invested were considered significant variable interests. See
Note 5 for more information related to these joint venture investments.

     An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs and held power sales and tolling contracts which may be considered variable interest under FIN 46-R. However, in all cases, the Company absorbed a majority of the entity's variability and continues to consolidate these 100% Company-owned subsidiaries. The Company qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity's capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," were not considered variable interests, due to certain exclusions under FIN 46-R.

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

     Significant judgment was required in making an assessment of whether or not a VIE was a special purpose entity ("SPE") for purposes of adopting and applying FIN 46-R, as of October 31, 2003. Entities that meet the definition of a business outlined in FIN 46-R and that satisfy other formation and involvement criteria are not subject to the FIN 46-R consolidation guidelines. The definitional characteristics of a business include having: inputs such as long-lived assets; the ability to obtain access to necessary materials and employees; processes such as strategic management, operations and resource management; and the ability to obtain access to the customers that purchase the outputs of the entity. Since the current accounting literature does not provide a definition of an SPE, the Company's assessment was primarily based on the degree to which the VIE aligned with the definition of a business. Based on this assessment, the Company determined that five VIE investments were in SPEs:
Calpine Northbrook Energy Marketing, LLC ("CNEM"), Power Contract Financing, L.L.C. ("PCF") and the Calpine Capital Trusts I, II and III, and subject to FIN 46-R as of October 1, 2003.

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

     Upon the adoption of FIN 46-R at December 31, 2003, for the Company's investments in SPEs, the Company determined that its equity investment in Calpine Capital Trusts I, II and III ("the Trusts") was not considered at-risk as defined in FIN 46-R and that the Company did not have a significant variable interest in the Trusts. Consequently, the Company deconsolidated the Trusts.

     In addition, as a result of the debt reserve monetization consummated on June 2, 2004, discussed in Note 8, the Company was required to evaluate its investment in the PCF and PCF III entities under FIN 46-R. The Company determined that the entities were VIEs but the Company was not the Primary Beneficiary and was, therefore, required to deconsolidate the entities.

     The Company created CNEM, PCF, PCF III and Calpine Capital Trust I, II and III to facilitate capital transactions. However, in cases such as this where the Company has continuing involvement with the assets held by the deconsolidated SPE, the Company accounts for the capital transaction with the SPE as a financing rather than a sale under Emerging Issues Task Force Issue No. 88-18, "Sales of Future Revenue" ("EITF 88-18") or Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), as appropriate. When EITF 88-18 and SFAS 140 require the Company to account for a transaction as a financing, derecognition of the assets underlying the financing is prohibited, and the proceeds received from the transaction must be recorded as debt. Accordingly, in situations where the Company accounts for transactions as financings under EITF 88-18 or SFAS 140, the Company continues to recognize the assets and the debt of the deconsolidated SPE on its balance sheet. The table below summarizes how the Company has accounted for its SPEs when it has continuing involvement under ETF 88-18 or SFAS 140:

                                                     FIN 46-R           Sale or
                                                    Treatment          Financing
                                                  -------------       ----------
CNEM.........................................      Consolidate           N/A
PCF..........................................     Deconsolidate       Financing
PCF III......................................     Deconsolidate       Financing
Calpine Capital Trust I, II and III..........     Deconsolidate       Financing

     On July 19,  2004,  the  Emerging  Issues  Task  Force  ("EITF")  reached a tentative conclusion on Issue No. 04-8 ("EITF 04-8"): "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" that would require companies that have issued contingently convertible debt instruments, commonly referred to as "Co-Cos," with a market price trigger to include the effects of the conversion in earnings per share ("EPS"), regardless of whether the price trigger had been met. Currently, Co-Cos are not included in EPS if the price trigger has not been met. Typically, the affected instruments are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. If EITF 04-8 is finalized as currently written, Calpine's $900 million of 4.75% Contingent Convertible Senior Notes Due 2023 may be affected. The Company is still in the process of evaluating what impact, if any, this new guidance will have on its diluted EPS.

3.  Available-for-Sale Debt Securities

     During the quarter, the Company exchanged 20.1 million shares of Calpine common stock in privately negotiated transactions for $20.0 million par value of HIGH TIDES I and $75.0 million par value of HIGH TIDES II. These repurchased HIGH TIDES I and II are reflected on the balance sheet in Other Assets along with previously repurchased HIGH TIDES I due to the deconsolidation of the Calpine Capital Trusts upon the adoption of FIN 46-R. The Company is accounting for the HIGH TIDES as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Therefore, the following HIGH TIDES were recorded at fair market value at June 30, 2004, with the differences from their repurchase price recorded in Other Comprehensive Income (in thousands):

                                                                      June 30, 2004
                                                       --------------------------------------------
                                                                        Gross           Gross
                                                                      Unrealized      Unrealized
                                                                    Gains in Other  Losses in Other
                                                       Repurchase   Comprehensive    Comprehensive        Fair
                                                          Price     Income/(Loss)    Income/(Loss)        Value
                                                       ----------   --------------  ---------------      --------
HIGH TIDES I.......................................     $  54,939       $   980         $    --          $ 55,919
HIGH TIDES II .....................................        71,341            --          (1,216)           70,125
                                                        ---------       -------         -------          --------
   Debt securities.................................     $ 126,280       $   980         $(1,216)         $126,044
                                                        =========       =======         =======          ========

See Note 16 for HIGH TIDES exchanged in privately negotiated transactions subsequent to June 30, 2004.

4.  Property, Plant and Equipment, Net and Capitalized Interest

     As of June 30, 2004 and December 31, 2003, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

                                                    June 30,      December 31,
                                                      2004            2003
                                                 --------------  --------------
Buildings, machinery, and equipment............. $   16,040,848  $   13,226,310
Oil and gas properties, including pipelines.....      2,117,599       2,136,740
Geothermal properties...........................        467,932         460,602
Other...........................................        249,384         234,932
                                                  -------------  --------------
                                                     18,875,763      16,058,584
Less: accumulated depreciation and depletion....     (2,100,264)     (1,834,701)
                                                 --------------  --------------
                                                     16,775,499      14,223,883
Land............................................         98,689          95,037
Construction in progress........................      4,156,986       5,762,132
                                                 --------------  --------------
Property, plant and equipment, net.............. $   21,031,174  $   20,081,052
                                                 ==============  ==============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at June 30, 2004 (in thousands):

                                                                                  Equipment      Project
                                                             # of                Included in   Development  Unassigned
                                                           Projects      CIP          CIP         Costs     Equipment
                                                           -------- -----------  -----------   -----------  ----------
Projects in active construction..........................      9    $ 2,929,153  $   980,425    $      --    $      --
Projects in advanced development.........................     13        720,982      585,866      129,158           --
Projects in suspended development........................      6        463,320      203,437       12,993           --
Projects in early development............................      3             --           --        8,933       14,001
Other capital projects...................................     NA         43,531           --           --           --
Unassigned...............................................     NA             --           --           --       52,856
                                                                    -----------  -----------    ---------    ---------
   Total construction and development costs..............           $ 4,156,986  $ 1,769,728    $ 151,084    $  66,857
                                                                    ===========  ===========    =========    =========

     Construction in Progress -- Construction in progress ("CIP") is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators and other long lead-time items of equipment for certain development projects not yet in active construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment.

     Projects in Active Construction -- The 9 projects in active construction are estimated to come on line from September 2004 to June 2007. These projects will bring on line approximately 4,266 MW of base load capacity (4,825 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. Five additional projects totaling 3,110 megawatts that were in active construction in the beginning of the quarter went on line during the quarter. At June 30, 2004, the estimated funding requirements to complete these 9 projects, net of expected project financing proceeds, is approximately $1.2 billion.

     Projects in Advanced Development -- There are 13 projects in advanced development. These projects will bring on line approximately 5,945 MW of base load capacity (7,096 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete. The estimated cost to complete the 13 projects in advanced development is approximately $3.9 billion. The Company's current plan is to commence construction with project financing, once power purchase agreements are arranged.

     Suspended Development Projects -- Due to current electric market conditions, the Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 3,169 MW of base load capacity (3,629 MW with peaking capacity). The estimated cost to complete the six projects is approximately $1.9 billion.

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

     Unassigned Equipment -- As of June 30, 2004, the Company had made progress payments on 4 turbines, 1 heat recovery steam generator and other equipment with an aggregate carrying value of $66.9 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Capitalized Interest -- The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost" ("SFAS No. 34"), as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)" ("SFAS No. 58"). The Company's qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended June 30, 2004 and 2003, the total amount of interest capitalized was $102.2 million and $116.5 million, respectively, including $15.4 million and $18.8 million, respectively, of interest incurred on funds borrowed for specific construction projects and $86.8 million and $97.7 million, respectively, of interest incurred on general corporate funds used for construction. For the six months ended June 30, 2004 and 2003, the total amount of interest capitalized was $210.7 million and $235.0 million, respectively, including $34.0 million and $38.4 million, respectively, of interest incurred on funds borrowed for specific construction projects and $176.7 million and $196.6 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three and six months ended June 30, 2004 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company's development projects.

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

     Acadia Powers Partners, LLC ("Acadia") is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss at June 30, 2004, is limited to the book value of its investment of approximately $220.3 million.

     Grays Ferry Cogeneration Partnership ("Grays Ferry") is the owner of a 140-megawatt gas-fired cogeneration facility located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. ("Cogen America") in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company's maximum potential exposure to loss at June 30, 2004, is limited to the book value of its investment of approximately $49.0 million.

     Androscoggin Energy LLC ("AELLC") is the owner of a 160-megawatt gas-fired cogeneration facility located in Maine and is a joint venture between the Company, Wisvest Corporation and Androscoggin Energy, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC ("SkyGen") in October 2000. The Androscoggin joint venture project was part of the portfolio of assets owned by SkyGen. The Company's maximum potential exposure to loss at June 30, 2004, is limited to $32.1 million, which represents the book value of its investment of approximately $14.5 million and a notes receivable balance due from AELLC of $17.6 million as described below.

     Whitby Energy LLP ("Whitby") is the owner of a 50-megawatt gas-fired cogeneration facility located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. ("Westcoast") in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at June 30, 2004, is limited to the book value of its investment of approximately $34.8 million.

The following investments are accounted for under the equity method (in thousands):

                                                                          Ownership      Investment Balance at
                                                                         Interest as  --------------------------
                                                                             of
                                                                          June 30,      June 30,     December 31,
                                                                            2004          2004          2003
                                                                         -----------  -----------    -----------
Acadia Energy Center..................................................       50.0%    $   220,323    $   221,038
Valladolid III IPP....................................................       45.0%         72,626         67,320
Grays Ferry Power Plant (1)...........................................       50.0%         49,008         53,272
Whitby Cogeneration (2)...............................................       15.0%         34,774         31,033
Calpine Natural Gas Trust.............................................       25.0%         24,712         28,598
Androscoggin Power Plant..............................................       32.3%         14,510         11,823
Aries Power Plant (3).................................................      100.0%             --         58,205
Other.................................................................         --           1,350          1,460
                                                                                      -----------    -----------
   Total investments in power projects and oil and gas properties.....                $   417,303    $   472,749
                                                                                      ===========    ===========
------------

(1) On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Calpine Cogen. As a result of the acquisition, the Company's ownership percentage in the Grays Ferry Power Plant increased to 50%.

(2) Whitby is owned 50% by the Company but a 70% economic interest in the Company's ownership percentage has effectively been transferred to the Calpine Power Income Fund through a loan from Calpine Power Limited Partnership to the Company's entity which holds the investment interest in Whitby.

(3) On March 26, 2004, the Company acquired the remaining 50 percent interest in Aries Power Plant. Accordingly, this plant is consolidated as of June 30, 2004.

     The third-party debt on the books of the unconsolidated investments is not reflected on the Company's Consolidated Condensed Balance Sheets. At June 30, 2004, third-party investee debt is approximately $178.7 million. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $58.3 million. However, all such debt is non-recourse to the Company.

     The Company owns a 32.3% interest in the unconsolidated equity method investee AELLC. AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $59.3 million outstanding as of June 30, 2004. The debt is non-recourse to the Company (the "AELLC Non-Recourse Financing"). On June 30, 2004, and December 31, 2003, the Company's investment balance was $14.5 million and $11.8 million, respectively, and its notes receivable balance due from AELLC was $17.6 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default had occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project had been and remained in default under its credit agreement because the lending syndication had declined to extend the dates for the conversion of the construction loan to a term loan by a certain date. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is discussed in more detail in Note 13. IP's complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, the Company reviewed its investment and notes receivable balances and believes that the assets are not impaired. The Company further believes that AELLC will eventually be able to convert the construction loan to a term loan.

     The  following  details  the  Company's  income  and   distributions   from
investments in unconsolidated power projects and oil and gas properties (in thousands):

                                                                 Income (Loss) from
                                                                   Unconsolidated
                                                                Investments in Power
                                                                      Projects
                                                              and Oil and Gas Properties        Distributions
                                                              --------------------------   ------------------------

                                                                          For the Six Months Ended June 30,
                                                              -----------------------------------------------------
                                                                  2004          2003          2004          2003
                                                              -----------   -----------   -----------   -----------
Acadia Energy Center.......................................    $   6,913     $  66,058     $  8,454      $119,950
Aries Power Plant..........................................       (4,089)         (599)          --            --
Grays Ferry Power Plant....................................       (2,060)       (1,929)          --            --
Whitby Cogeneration........................................          709         1,231        1,515            --
Calpine Natural Gas Trust..................................        2,593            --        4,586            --
Androscoggin Power Plant...................................       (2,945)       (3,804)          --            --
Gordonsville Power Plant (1)...............................           --         3,210           --         1,050
Other......................................................          174           194          142            15
                                                               ---------     ---------     --------      --------
   Total...................................................    $   1,295     $  64,361     $ 14,697      $121,015
                                                               =========     =========     ========      ========
Interest income on notes receivable from
 power projects (2)........................................    $     493     $     114
                                                               ---------     ---------
   Total...................................................    $   1,788     $  64,475
                                                               =========     =========
------------

The Company provides for deferred taxes on its share of earnings.

(1) On November 26, 2003, the Company completed the sale of its 50 percent interest in the Gordonsville Power Plant.

(2) At June 30, 2004, and December 31, 2003, notes receivable from power projects represented an outstanding loan to the Company's investment, Androscoggin Energy Center LLC, in the amounts of $17.6 million and $13.3 million, respectively.

Related-Party Transactions with Equity Method Affiliates

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

     The related party balances with equity method affiliates as of June 30, 2004 and December 31, 2003, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions with equity method affiliates for the three and six months ended June 30, 2004, and 2003, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                                     June 30,    December 31,
                                                       2004          2003
                                                   ------------  ------------
Accounts receivable..............................  $    4,069      $  1,156
Accounts payable.................................      10,820        12,172
Interest receivable..............................       1,914         2,074
Note Receivable..................................      17,602        13,262
Other receivables................................      10,436         8,794


                                                       2004          2003
                                                   ------------  ------------
For the Three Months Ended June 30,
Revenue..........................................  $       52      $     --
Cost of Revenue..................................      31,373        16,591
Maintenance fee revenue..........................          39           160
Interest income..................................         259            85



For the Six Months Ended June 30,
Revenue..........................................  $      699      $    455
Cost of Revenue..................................      64,119        31,083
Maintenance fee revenue..........................         214           303
Interest income..................................         493           114
Gain on sale of assets...........................       6,240            --

6.  King City Restructuring

     The California Power Income Fund ("CPIF") acquired the King City facility from a third party in a transaction that closed May 19, 2004. CPIF became the new lessor of the facility, which it purchased subject to the Company's pre-existing operating lease. The Company restructured certain provisions of the operating lease, including a 10-year extension and the elimination of the collateral requirements necessary to support the original lease payments.

     In the first quarter of 2004, the Company reclassified the securities that served as collateral under the original lease for the King City power plant from held-to-maturity to available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At the close of the restructuring transaction, the Company sold the securities for total proceeds of $95.4 million and recorded a pre-tax gain of $12.3 million in Other Income. Also, in contemplation of the sale, the Company entered into an interest rate swap with a financial institution with the intent to hedge against a decline in value of the collateral debt securities. The swap did not meet the required criteria for hedge effectiveness under SFAS No. 133 and, as a result, the Company recorded all changes in the swap's fair value between the dates of inception and settlement in Other Income. Upon settlement of the swap, the Company had recognized a cumulative gain of $5.2 million.

     The Company used the proceeds from the sale of the securities to redeem a preferred interest in the project totaling $82.0 million. The preferred interest had been recorded as debt under SFAS No. 150. The Company expensed approximately $1.2 million in deferred finance costs related to the original issuance of the preferred interest and paid a $3.0 million termination fee. These debt extinguishment costs were recorded in Other Expense.

     Due to the lease extension and other modifications to the original lease, the lease classification was reevaluated under SFAS No. 13 "Accounting for Leases" and determined to be a capital lease. In determining the new lease classification, the Company included all increases due to step rent provision/escalation clauses in the minimum lease payments. Lease concessions and other executory costs such as taxes and insurance are excluded from the minimum lease payments. Certain future capital improvements associated with the leased facility may be deemed leasehold improvements and will be amortized over the shorter of the term of the lease or the economic life of the capital improvement.

     At June 30, 2004, the asset balance for the leased asset was $114.9 million. The leased asset will be amortized over the 24-year lease term. The lease agreement provides for the Company to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of June 30, 2004 (in thousands):

Year Ending December 31:
   2004.......................................................     $    13,277
   2005.......................................................          16,699
   2006.......................................................          16,458
   2007.......................................................          16,552
   2008.......................................................          16,199
   Thereafter.................................................         187,798
                                                                   -----------
      Total minimum lease payments............................         266,983
Less: Amount representing interest(1).........................         172,041
                                                                   -----------
   Present value of net minimum lease payments................     $    94,942
Less: Capital lease obligation, current portion...............           4,051
                                                                   -----------
   Capital lease obligation, net of current portion...........     $    90,891
                                                                   ===========
------------

(1) Amount necessary to reduce net minimum lease payments to preset value calculated at the incremental rate at the time of acquisition.

     CPIF is considered a related party to the Company as the Company holds three of the seven CPIF Trustee positions. Contemporaneous with the acquisition, Calpine Canada Power Ltd., a wholly owned subsidiary of the Company, issued a 6-year promissory note to a CPIF affiliate, of which $34.4 million was outstanding at June 30, 2004.

7.  Senior Notes

     On April 26, 2004, we announced the completion of consent solicitations to effect certain amendments to five indentures governing the Company's outstanding 10-1/2% Senior Notes Due 2006, 8-3/4% Senior Notes Due 2007, 7-7/8% Senior Notes Due 2008, 7-5/8% Senior Notes Due 2006 and 7-3/4% Senior Notes Due 2009. Supplemental indentures effecting such amendments were executed by the Company and the respective trustee for each series of senior notes as of April 26, 2004.

     During the three months ended June 30, 2004, the Company repurchased $46.6 million in principal amount of its outstanding Senior Notes in exchange for $41.5 million in cash. The Company recorded a pre-tax gain on these transactions in the amount of $4.9 million, net of write-offs of unamortized deferred financing costs and the unamortized premiums or discounts.

8.  Financing

     On May 26, 2004, the Company and Jersey Central Power & Light Company ("JCPL") terminated their existing toll arrangements with the Newark and Parlin power plants, resulting in a pre-tax gain of $100.6 million. Proceeds from this transaction were used to retire project financing debt of $78.8 million. In conjunction with this termination, Utility Contract Funding II ("UCF"), a wholly owned subsidiary of CES, entered into a long-term power purchase agreement with JCPL. UCF was then sold. The Company recognized an $85.4 million pre-tax gain on the sale of UCF. The total pre-tax gain, net of transaction costs and the write-off of unamortized deferred financing costs, was $171.5 million.

     On June 2, 2004, the Company's wholly owned subsidiary, Power Contract Financing III, LLC ("PCF III"), issued $85.0 million of zero coupon notes collateralized PCF III's ownership of PCF. PCF III owns all of the equity interests in Power Contract Financing, L.L.C., which holds the California Department of Water Resources I contract monetized in June 2003 and maintains a debt reserve fund, which had a balance of approximately $94.4 million at June 30, 2004. The Company received cash proceeds of approximately $48.0 million from the issuance of the notes.

     On June 11, 2004, Citrus Trading Corp. negotiated the early partial termination of its out-of-the-money gas contract with the Auburndale facility. The Company recognized a pre-tax gain of $16.4 million as a result of this transaction. The pre-tax gain was partially offset by the recognition of $4.7 million in interest expense on the distribution of a share of the proceeds to an ArcLight affiliate, which holds a 70% preferred equity interest in the Auburndale power plant. The net pre-tax gain on this transaction was $11.7 million.

     On June 29, 2004, Rocky Mountain Energy Center, LLC and Riverside Energy Center, LLC, wholly owned stand-alone subsidiaries of the Company's Calpine Riverside Holdings, LLC subsidiary, received funding in the aggregate amount of $661.5 million comprised of $633.4 million of First Priority Secured Floating

     Rate Term Loans Due 2011 priced at LIBOR plus 425 basis points and $28.1 million letter of credit-linked deposit facility. Net proceeds from the loans, after transaction costs and fees, were used to pay final construction costs and refinance amounts outstanding under the $250 million non-recourse project financing for the Rocky Mountain facility and the $230 million non-recourse project financing for the Riverside facility. In connection with this refinancing, the Company wrote off $13.2 million in deferred financing costs. In addition, approximately $160.0 million was used to reimburse the Company for costs incurred in connection with the development and construction of the Rocky Mountain and Riverside facilities. The Company also received approximately $79.0 million in proceeds via a combination of cash and increased credit capacity as a result of the elimination of certain reserves and cancellation of letters of credit associated with the original non-recourse project financings.

     During the three months ended June 30, 2004, the Company exchanged 20.1 million Calpine common shares in privately negotiated transactions for $20.0 million par value of HIGH TIDES I and $75.0 million par value of HIGH TIDES II. The repurchased HIGH TIDES are reflected in our balance sheet in other assets as available for sale securities. See Note 3 for more information regarding the Company's available for sale securities.

Annual Debt Maturities

     The annual principal repayments or maturities of notes payable and borrowings under lines of credit, notes payable to Calpine Capital Trusts, preferred interests, construction/project financing, 2006 Convertible Senior Notes, 2023 Convertible Notes, senior notes and term loans, CCFC I financing, CalGen/CCFC II financing and capital lease obligations, net of unamortized premiums and discounts, as of June 30, 2004, are as follows (in thousands):

July through December 2004..........................  $      169,732
2005................................................         580,784
2006................................................         751,721
2007................................................       2,086,843
2008................................................       2,615,479
Thereafter..........................................      11,866,581
                                                      --------------
   Total............................................  $   18,071,140
                                                      ==============

9.  Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements as of June 30, 2004 and December 31, 2003:

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

Electric Generation and Marketing

     On January 15,  2004,  the  Company  completed  the sale of its  50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority (LCRA). Under the terms of the agreement, Calpine received a cash payment of $146.8 million and recorded a pre-tax gain of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, the Company's undivided interest in the Lost Pines facility was classified as "held for sale."

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

     The tables below present significant components of the Company's income from discontinued operations for the three and six months ended June 30, 2004, and 2003, respectively (in thousands):

                                                                            Three Months Ended June 30, 2004
                                                                 ------------------------------------------------------
                                                                   Electric       Oil and Gas    Corporate
                                                                  Generation      Production        and
                                                                 and Marketing   and Marketing     Other        Total
                                                                 -------------   -------------   ---------   ----------
Total revenue................................................      $       --         $ --         $ --      $       --
                                                                   ==========         ====         ====      ==========
Gain on disposal before taxes................................      $       --         $ --         $ --      $       --
Operating income from discontinued operations before taxes...             324           --           --             324
                                                                   ----------         ----         ----      ----------
Income from discontinued operations before taxes.............      $      324         $ --         $ --             324
                                                                   ==========         ====         ====      ==========
Gain on disposal, net of tax.................................      $       --         $ --         $ --      $       --
Operating income from discontinued operations, net of tax....             198           --           --             198
                                                                   ----------         ----         ----      ----------
Income from discontinued operations, net of tax..............      $      198         $ --         $ --      $      198
                                                                   ==========         ====         ====      ==========

                                                                            Three Months Ended June 30, 2003
                                                                 ------------------------------------------------------
                                                                   Electric       Oil and Gas    Corporate
                                                                  Generation      Production        and
                                                                 and Marketing   and Marketing     Other        Total
                                                                 -------------   -------------   ---------   ----------
Total revenue................................................      $   20,558        $ 190       $  1,985    $   22,733
                                                                   ==========        =====       ========    ==========
Loss on disposal before taxes................................      $       --        $  --       $ (3,294)   $   (3,294)
Operating income (loss) from discontinued operations
 before taxes................................................           2,287          116        (10,584)       (8,181)
                                                                   ----------        -----       --------    ----------
Income (loss) from discontinued operations before taxes......      $    2,287        $ 116       $(13,878)   $  (11,475)
                                                                   ==========        =====       ========    ==========
Loss on disposal, net of tax.................................      $       --        $  --       $ (2,042)   $   (2,042)
Operating income (loss) from discontinued operations,
 net of tax..................................................           1,486           71         (6,506)       (4,949)
                                                                   ----------        -----       --------    ----------
Income (loss) from discontinued operations, net of tax.......      $    1,486        $  71       $ (8,548)   $   (6,991)
                                                                   ==========        =====       ========    ==========

                                                                             Six Months Ended June 30, 2004
                                                                 ------------------------------------------------------
                                                                   Electric       Oil and Gas    Corporate
                                                                  Generation      Production        and
                                                                 and Marketing   and Marketing     Other        Total
                                                                 -------------   -------------   ---------   ----------
Total revenue................................................      $    2,679        $  --         $  --     $    2,679
                                                                   ==========        =====         =====     ==========
Gain on disposal before taxes................................      $   35,327        $  --         $  --     $   35,327
Operating income from discontinued operations before taxes...             180           --            --            180
                                                                   ----------        -----         -----     ----------
Income from discontinued operations before taxes.............      $   35,507        $  --         $  --         35,507
                                                                   ==========        =====         =====     ==========
Gain on disposal, net of tax.................................      $   22,951        $  --         $  --     $   22,951
Operating income from discontinued operations, net of tax....             104           --            --            104
                                                                   ----------        -----         -----     ----------
Income from discontinued operations, net of tax..............      $   23,055        $  --         $  --     $   23,055
                                                                   ==========        =====         =====     ==========



















                                                                             Six Months Ended June 30, 2003
                                                                 ------------------------------------------------------
                                                                   Electric       Oil and Gas    Corporate
                                                                  Generation      Production        and
                                                                 and Marketing   and Marketing     Other        Total
                                                                 -------------   -------------   ---------   ----------
Total revenue................................................      $   39,061        $ 268       $  3,748    $   43,077
                                                                   ==========        =====       ========    ==========
Loss on disposal before taxes................................      $       --        $  --       $ (3,294)   $   (3,294)
Operating income (loss) from discontinued operations
 before taxes................................................           3,165          146        (13,289)       (9,978)
                                                                   ----------        -----       --------    ----------
Income (loss) from discontinued operations before taxes......      $    3,165        $ 146       $(16,583)   $  (13,272)
                                                                   ==========        =====       ========    ==========
Loss on disposal, net of tax.................................      $       --        $  --       $ (2,042)   $   (2,042)
Operating income (loss) from discontinued operations,
 net of tax..................................................           2,056           91         (8,102)       (5,955)
                                                                   ----------        -----       --------    ----------
Income (loss) from discontinued operations, net of tax.......      $    2,056        $  91       $(10,144)   $   (7,997)
                                                                   ==========        =====       ========    ==========

10. Derivative Instruments

Commodity Derivative Instruments

     As an independent power producer primarily focused on generation of electricity using gas-fired turbines, the Company's natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these commodities, the Company enters into derivative commodity instruments. The Company enters into commodity instruments to convert floating or indexed electricity and gas prices to fixed prices in order to lessen its vulnerability to reductions in electric prices for the electricity it generates, and to increases in gas prices for the fuel it consumes in its power plants. The Company seeks to "self-hedge" its gas consumption exposure to an extent with its own gas production position. The hedging, balancing, and optimization activities that the Company engages in are directly related to the Company's asset-based business model of owning and operating gas-fired electric power plants and are designed to protect the Company's "spark spread" (the difference between the Company's fuel cost and the revenue it receives for its electric generation). The Company hedges exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas. The Company also utilizes derivatives to optimize the returns it is able to achieve from these assets. From time to time the Company has entered into contracts considered energy trading contracts under EITF Issue No. 02-3. However, the Company's traders have low capital at risk and value at risk limits for energy trading, and its risk management policy limits, at any given time, its net sales of power to its generation capacity and limits its net purchases of gas to its fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133.

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

Interest Rate and Currency Derivative Instruments

     The Company also enters into various interest rate swap agreements to hedge against changes in floating interest rates on certain of its project financing facilities and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. The interest rate swap agreements effectively convert floating rates into fixed rates so that the Company can predict with greater assurance what its future interest costs will be and protect itself against increases in floating rates.

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

     Also in conjunction with its capital market activities, the Company enters into various interest rate swap agreements to hedge against the changes in fair value on certain of its fixed rate Senior Notes. These interest rate swap agreements effectively convert fixed rates into floating rates so that the Company can predict with greater assurance what the fair value of its fixed rate Senior Notes will be and protect itself against unfavorable future fair value movements.

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

Summary of Derivative Values

     The table below  reflects the amounts (in  thousands)  that are recorded as
assets  and  liabilities  at  June  30,  2004,  for  the  Company's   derivative
instruments:

                                                                                           Commodity
                                                                           Interest Rate   Derivative       Total
                                                                            Derivative     Instruments    Derivative
                                                                            Instruments        Net        Instruments
                                                                           -------------  -------------  -------------
Current derivative assets................................................   $    1,271    $    337,534    $     338,805
Long-term derivative assets..............................................        3,923         557,405          561,328
                                                                            ----------    ------------    -------------
   Total assets..........................................................   $    5,194    $    894,939    $     900,133
                                                                            ==========    ============    =============
Current derivative liabilities...........................................   $   28,260    $    354,837    $     383,097
Long-term derivative liabilities.........................................       68,851         530,644          599,495
                                                                            ----------    ------------    -------------
   Total liabilities.....................................................   $   97,111    $    885,481    $     982,592
                                                                            ==========    ============    =============
      Net derivative assets (liabilities)................................   $  (91,917)   $      9,458    $     (82,459)
                                                                            ==========    ============    =============

     Of the Company's net derivative assets, $366.6 million and $67.2 million are net derivative assets of Power Contract Financing, L.L.C. and Calpine Northbrook Energy Marketing, LLC ("CNEM"), respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM and, as discussed more fully in
Note 2, the Company records the derivative assets of PCF in its balance sheet.

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

     Below is a reconciliation of the Company's net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at June 30, 2004 (in thousands):

Net derivative liabilities........................................................................  $    (82,459)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness...............       (73,512)
Cash flow hedges terminated prior to maturity.....................................................       (90,027)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges.......        77,334
Accumulated OCI from unconsolidated investees.....................................................        23,170
                                                                                                    ------------
Accumulated other comprehensive loss from derivative instruments, net of tax(1)...................  $   (145,494)
                                                                                                    ============
------------

(1) Amount represents one portion of the Company's total accumulated OCI balance. See Note 11 for further information.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)" ("FIN 39"). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of June 30, 2004.

                                                      June 30, 2004
                                              ------------------------------
                                                   Gross            Net
                                              --------------  --------------
Current derivative assets..................   $      713,307  $      337,534
Long-term derivative assets................        1,043,294         557,405
                                              --------------  --------------
   Total derivative assets.................   $    1,756,601  $      894,939
                                              ==============  ==============
Current derivative liabilities.............   $      730,610  $      354,837
Long-term derivative liabilities...........        1,016,533         530,644
                                              --------------  --------------
   Total derivative liabilities............   $    1,747,143  $      885,481
                                              ==============  ==============
      Net commodity derivative assets......   $        9,458  $        9,458
                                              ==============  ==============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of the Company's derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):

                                                                 Three Months Ended June 30,
                                    ----------------------------------------------------------------------------------------
                                                        2004                                           2003
                                    -----------------------------------------    -------------------------------------------
                                       Hedge        Undesignated                      Hedge        Undesignated
                                  Ineffectiveness   Derivatives       Total      Ineffectiveness   Derivatives       Total
                                  ---------------   ------------   ----------    ---------------   ------------   ----------
Natural gas derivatives(1).....       $   317        $  (3,737)    $   (3,420)      $  2,067        $   3,556     $   5,623
Power derivatives(1)...........           666          (26,159)       (25,493)        (1,612)         (11,232)      (12,844)
Interest rate derivatives(2)...          (550)           5,939          5,389           (275)              --          (275)
                                      -------        ---------     ----------       --------        ---------     ---------
   Total.......................       $   433        $ (23,957)    $  (23,524)      $    180        $  (7,676)    $  (7,496)
                                      =======        =========     ==========       ========        =========     =========









                                                                 Six Months Ended June 30,
                                    ----------------------------------------------------------------------------------------
                                                        2004                                           2003
                                    -----------------------------------------    -------------------------------------------
                                       Hedge        Undesignated                      Hedge        Undesignated
                                  Ineffectiveness   Derivatives       Total      Ineffectiveness   Derivatives       Total
                                  ---------------   ------------   ----------    ---------------   ------------   ----------
Natural gas derivatives(1).....       $ 5,763        $   (3,102)   $    2,661       $  8,180        $   1,579     $   9,759
Power derivatives(1)...........           126           (36,645)      (36,519)        (4,638)         (13,113)      (17,751)
Interest rate derivatives(2)...          (948)            6,035         5,087           (484)              --          (484)
                                      -------        ----------    ----------       --------        ---------     ---------
   Total.......................       $ 4,941        $  (33,712)   $  (28,771)      $  3,058        $ (11,534)    $  (8,476)
                                      =======        ==========    ==========       ========        =========     =========
------------

(1) Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)  Recorded within Other Income

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          2004          2003
                                                      ------------  ------------
Natural gas and crude oil derivatives...............  $    25,040   $    (2,998)
Power derivatives...................................      (30,255)       (4,223)
Interest rate derivatives...........................       (7,194)       (3,451)
Foreign currency derivatives........................         (496)         (729)
                                                      -----------   -----------
   Total derivatives................................  $   (12,905)  $   (11,401)
                                                      ===========   ===========

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          2004          2003
                                                      ------------  ------------
Natural gas and crude oil derivatives...............  $    25,233   $    32,164
Power derivatives...................................      (43,023)      (55,549)
Interest rate derivatives...........................       (9,966)      (14,093)
Foreign currency derivatives........................       (1,012)       11,828
                                                      -----------   ------------
   Total derivatives................................  $   (28,768)  $   (25,650)
                                                      ===========   ===========

     As of June 30, 2004 the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 7.5 and 12.5 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $149.6 million would be reclassified from accumulated OCI into earnings during the twelve months ended June 30, 2005, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

                                                                                            2009 &
                                2004        2005        2006         2007        2008        After        Total
                            ----------- ----------- -----------  ----------- ----------- -----------  ------------
Gas OCI.................... $   30,075  $   22,896  $   43,672   $      943  $      853  $    2,118   $   100,557
Power OCI..................   (112,210)    (93,270)    (49,157)      (2,273)        201         435      (256,274)
Interest rate OCI..........     (9,594)    (16,731)     (8,258)      (4,444)     (1,866)    (20,143)      (61,036)
                                                                                                                 -
Foreign currency OCI.......       (869)     (1,872)     (1,872)      (1,481)         17          --        (6,077)
                            ----------  ----------  ----------   ----------  ----------  ----------   -----------
   Total pre-tax OCI....... $  (92,598) $  (88,977) $  (15,615)  $   (7,255) $     (795) $  (17,590)  $  (222,830)
                            ==========  ==========  ==========   ==========  ==========  ==========   ===========

11.  Comprehensive Income (Loss)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company's net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The
Company reports Accumulated Other Comprehensive Income ("AOCI") in its Consolidated Balance Sheet. The tables below detail the changes during the six months ended June 30, 2004 and 2003, in the Company's AOCI balance and the components of the Company's comprehensive income (in thousands):

                                                                                                         Comprehensive
                                                                                                         Income (Loss)
                                                                                              Total      for the Three
                                                                                           Accumulated    Months Ended
                                                                  Available-   Foreign        Other      March 31, 2004
                                                       Cash Flow   for-Sale    Currency   Comprehensive   and June 30,
                                                         Hedges   Investments Translation     Income          2004
                                                      ----------- ----------- ----------- -------------- --------------
Accumulated other comprehensive income (loss) at
 January 1, 2004....................................  $ (130,419)   $     --   $ 187,013     $ 56,594
Net loss for the three months ended March 31, 2004..                                                       $ (71,192)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges
       before reclassification adjustment during the
       three months ended March 31, 2004............       4,426
      Reclassification adjustment for loss included
       in net loss for the three months ended
       March 31, 2004...............................      15,863
      Income tax provision for the three months
       ended March 31, 2004.........................      (7,224)
                                                      ----------                             --------
                                                          13,065                               13,065         13,065
   Available-for-sale investments:
      Pre-tax gain on available-for-sale investments
       for the three months ended March 31, 2004....                  19,526
      Income tax provision for the three months
       ended March 31, 2004.........................                  (7,709)
                                                                    --------
                                                                      11,817                  11,817          11,817
      Foreign currency translation gain for the
       three months ended March 31, 2004............                               2,078        2,078          2,078
                                                      ----------               ---------     --------      ---------
Total comprehensive loss for the three months ended
 March 31, 2004.....................................                                                       $ (44,232)
                                                                                                           =========
Accumulated other comprehensive income (loss)
 at March 31, 2004..................................  $ (117,354)   $ 11,817   $ 189,091     $ 83,554
                                                      ==========    ========   =========     ========
Net loss for the three months ended June 30, 2004...                                                       $ (28,698)
   Cash flow hedges:
      Comprehensive pre-tax loss on cash flow hedges
       before reclassification adjustment during the
       three months ended June 30, 2004.............     (54,414)
      Reclassification adjustment for loss included
       in net loss for the three months ended
       June 30, 2004................................      12,905
      Income tax benefit for the three months ended
       June 30, 2004................................      13,369
                                                      ----------                             --------
                                                         (28,140)                             (28,140)       (28,140)
   Available-for-sale investments:
      Pre-tax loss on available-for-sale investments
       for the three months ended June 30, 2004.....                 (19,762)
      Income tax benefit for the three months ended
       June 30, 2004................................                   7,802
                                                                    --------
                                                                     (11,960)                 (11,960)       (11,960)
      Foreign currency translation loss for the
       three months ended June 30, 2004.............                             (21,399)     (21,399)       (21,399)
                                                      ----------               ---------     --------      ---------
Total comprehensive loss for the three months ended
 June 30, 2004......................................                                                         (90,197)
                                                                                                           ---------
Total comprehensive loss for the six months ended
 June 30, 2004......................................                                                       $(134,429)
                                                                                                           =========
Accumulated other comprehensive income (loss)
 at June 30, 2004...................................  $ (145,494)   $   (143)  $ 167,692     $ 22,055
                                                      ==========    ========   =========     ========





                                                                                                         Comprehensive
                                                                                             Total       Income (Loss)
                                                                                          Accumulated    for the Three
                                                                                             Other        Months Ended
                                                                               Foreign   Comprehensive   March 31, 2003
                                                                 Cash Flow    Currency       Income       and June 30,
                                                                   Hedges    Translation     (Loss)           2003
                                                               ------------- ----------- --------------  --------------
Accumulated other comprehensive loss at January 1, 2003....... $   (224,414) $   (13,043) $   (237,457)
Net loss for the three months ended March 31, 2003............                                             $ (52,016)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges before
       reclassification adjustment during the three months
       ended March 31, 2003...................................       27,827
      Reclassification adjustment for loss included in net
       loss
       for the three months ended March 31, 2003..............       14,249
      Income tax provision for the three months ended
       March 31, 2003.........................................      (10,927)
                                                               ------------               ------------
                                                                     31,149                     31,149         31,149
      Foreign currency translation gain for the three months
       ended March 31, 2003...................................           --       84,062        84,062         84,062
                                                               ------------  -----------  ------------    -----------
Total comprehensive income for the three months ended
 March 31, 2003...............................................                                            $    63,195
                                                                                                          ===========
Accumulated other comprehensive income (loss) at March 31,
 2003......................................................... $   (193,265) $    71,019  $   (122,246)
                                                               ============  ===========  ============
Net loss for the three months ended June 30, 2003.............                                            $   (23,366)
   Cash flow hedges:
      Comprehensive pre-tax gain on cash flow hedges before
       reclassification adjustment during the three months
       ended June 30, 2003....................................       47,892
      Reclassification adjustment for loss included in net
       loss
       for the three months ended June 30, 2003...............       11,401
      Income tax provision for the three months ended
       June 30, 2003..........................................      (28,790)
                                                               ------------               ------------
                                                                     30,503                     30,503         30,503
      Foreign currency translation gain for the three months
       ended June 30, 2003....................................           --       63,494        63,494         63,494
                                                               ------------  -----------  ------------    -----------
Total comprehensive income for the three months ended
 June 30, 2003................................................                                                 70,631
                                                                                                          -----------
Total comprehensive income for the six months ended
 June 30, 2003................................................                                            $   133,826
                                                                                                          ===========
Accumulated other comprehensive income (loss) at June 30, 2003 $   (162,762) $   134,513  $    (28,249)
                                                               ============  ===========  ============

12.  Loss per Share

     Basic loss per common share were computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax distribution expense avoided upon conversion. The calculation of basic loss per common share is shown in the following table (in thousands, except per share data).

                                                                          Periods Ended June 30,
                                                      --------------------------------------------------------------
                                                                   2004                            2003
                                                      -----------------------------  -------------------------------
                                                       Net Loss     Shares    EPS     Net Loss     Shares     EPS
                                                      ----------   ------- --------  ---------    --------  --------
THREE MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations and cumulative
 effect of a change in accounting principle.......... $ (28,896)   417,357 $  (0.07) $ (16,375)   381,219   $ (0.04)
Discontinued operations, net of tax..................       198         --      --      (6,991)        --     (0.02)
Cumulative effect of a change in accounting
 principle, net of tax...............................        --         --      --          --         --        --
                                                      ---------   -------- --------  ---------    -------   -------
Net loss............................................. $ (28,698)   417,357 $  (0.07) $ (23,366)   381,219   $ (0.06)
                                                      =========   ======== ========  =========    =======   =======

                                                                          Periods Ended June 30,
                                                      --------------------------------------------------------------
                                                                   2004                            2003
                                                      -----------------------------  -------------------------------
                                                       Net Loss     Shares    EPS     Net Loss     Shares     EPS
                                                      ----------   ------- --------  ---------    --------  --------
SIX MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations and cumulative
 effect of a change in accounting principle.......... $(122,945)   416,332 $  (0.30) $ (67,914)   381,089   $ (0.18)
Discontinued operations, net of tax..................    23,055         --     0.06     (7,997)        --     (0.02)
Cumulative effect of a change in accounting
 principle, net of tax...............................        --         --      --         529         --        --
                                                      ---------   -------- -------   ---------    -------   -------
Net loss............................................. $ (99,890)   416,332 $  (0.24) $ (75,382)   381,089   $ (0.20)
                                                      =========   ======== ========  =========    =======   =======

     Because of the Company's losses for the three and six months ended June 30, 2004 and 2003, basic shares were also used in the calculations of fully diluted loss per share, under the guidelines of SFAS No. 128, "Earnings per Share," as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase 60,551,462 and 118,701,972 shares of the Company's common stock were not included in the computation of diluted shares outstanding during the six months ended June 30, 2004 and 2003, respectively, because such inclusion would be anti-dilutive.

     For the three and six months ended June 30, 2004, approximately 4.0 million and 13.9 million weighted common shares of the Company's outstanding 4% convertible senior notes due 2006 were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive. Due to repurchases by the Company of these securities during the first quarter of 2004, at June 30, 2004, 4.0 million common shares were potentially issuable upon the conversion of 100% of these securities then outstanding. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.

     In connection with the convertible notes payable to Calpine Capital Trust ("Trust I"), Calpine Capital Trust II ("Trust II") and Calpine Capital Trust III ("Trust III"), net of repurchases, there were 15.8 million, 14.1 million and
11.9 million common shares potentially issuable, respectively, that were excluded from the diluted EPS calculation for the three months ended June 30, 2004. For the six month period then ended, respectively, there were 16.1 million, 14.1 million, and 11.9 million potentially issuable weighted shares that were excluded from the EPS calculation as their inclusion would be antidilutive. These notes are convertible at any time at the applicable holder's option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing.

     For the three and six months ended June 30, 2004, there were no shares potentially issuable with respect to the Company's 4.75% Convertible Senior Notes Due 2023. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under the prescribed definition exceeds 120% of $6.50 per share, i.e. $7.80 per share), these securities are convertible at the holder's option for cash for the face amount and shares of the Company's common stock for the appreciated value in the Company's common stock over $6.50 per share. Holders have the right to require the Company to repurchase these securities at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem these securities at any time on or after November 22, 2009, in cash for the face amount plus any accrued and unpaid interest and liquidated damages, if any. Approximately 138.4 million maximum potential shares are issuable upon conversion of these securities and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company's quarter end stock price being under $7.80.

13.  Commitments and Contingencies

     Turbines. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the remaining 5 turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 52 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 52 turbines.

                                                             Units to
                    Year                         Total     Be Delivered
------------------------------------------     ---------   ------------
                                                   (In thousands)
July through December 2004.................    $   52,261        5
2005.......................................        21,117       --
2006.......................................         2,706       --
                                               ----------      ---
   Total...................................    $   76,084        5
                                               ==========      ===

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

     In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff, which motion was granted on May 14, 2004.

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

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine's response to the amended complaint is due August 13, 2004. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

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

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Following two settlement conferences, on or about May 21, 2004, Calpine and the Trustee entered into a Settlement Agreement, whereby Calpine agreed to pay $5.85 million, which was approved by the Bankruptcy Court on June 16, 2004. The preference lawsuit will be dismissed with prejudice upon final payment of the settlement, which will occur on October 1, 2004.

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

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC's amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary  judgment motion  pertaining to damages.  In short, the court:
(i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). On February 2, 2004, the parties filed a Final Pretrial Order with the court. The case appears likely scheduled for trial in the third quarter of 2004, subject to the court's discretion and calendar. The Company believes that it has adequately reserved for the possible loss, if any, that it may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company ("PG&E") filed with the California Public Utilities Commission ("CPUC") a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS"). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E's withdrawal of its public utility claims against Calpine; and
5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The CPUC approved the Settlement Agreement on July 8, 2004, and the $2.7 million was paid to PG&E on July 15, 2004.

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

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other Section 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. The Company anticipates filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. In June 2003, FERC rejected the complaint. Some plaintiffs appealed to the FERC and their request for rehearing was denied. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit, and is in the pleading stage.

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

     FFIC's complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine has filed its answer to the complaint arguing, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, Calpine is unable to predict the outcome of this proceeding or its impact on Calpine.

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

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones. The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility has not occurred and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine also filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine still, however, expects to make the $6.0 million payment to the estates when the project is completed.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

14.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company's long-range objective to produce from its own natural gas reserves ("equity gas") at a level of up to 25% of its fuel consumption requirements. The Company's oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's segments are electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's oil and gas operations. Corporate activities and other consists primarily of financing activities, the Company's specialty data center engineering business, which was divested in the third quarter of 2003 and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

                                          Electric            Oil and Gas
                                         Generation           Production
                                        and Marketing        and Marketing     Corporate and Other          Total
                                   ----------------------  ------------------  -------------------  ----------------------
                                      2004        2003       2004      2003      2004       2003       2004        2003
                                   ----------  ----------  --------  --------  --------  ---------  ----------  ----------
                                                                     (In thousands)
For the three months ended
 June 30,
   Total revenue from external
    customers....................  $2,274,080  $2,124,050  $ 26,069  $ 29,300  $ 14,485  $  11,958  $2,314,634  $2,165,308
   Intersegment revenue..........          --          --    87,227    96,687        --         --      87,227      96,687
   Segment profit/(loss) before
    provision for income taxes...    (216,195)        256    13,495    21,727   113,200    (43,083)    (89,500)    (21,100)
   Equipment cancellation and
    impairment cost..............           7      19,222        --        --        --         --           7      19,222


                                          Electric            Oil and Gas
                                         Generation           Production
                                        and Marketing        and Marketing     Corporate and Other          Total
                                   ----------------------  ------------------  -------------------  ----------------------
                                      2004        2003       2004      2003      2004       2003       2004        2003
                                   ----------  ----------  --------  --------  --------  ---------  ----------  ----------
                                                                     (In thousands)
For the six months ended
 June 30,
   Total revenue from external
    customers....................  $4,272,273  $4,261,529  $ 50,651  $ 55,210  $ 34,448  $  14,501  $4,357,372  $4,331,240
   Intersegment revenue..........          --          --   167,337   223,044        --         --     167,337     223,044
   Segment profit/(loss) before
    provision for income taxes...    (458,475)    (73,165)   33,423    69,533   155,554    (85,878)   (269,498)    (89,510)
   Equipment cancellation and
    impairment cost..............       2,367      19,309        --        --        --         --       2,367      19,309

                                            Electric     Oil and Gas    Corporate,
                                           Generation    Production     Other and
                                         and Marketing  and Marketing  Eliminations      Total
                                         -------------  -------------  ------------  -------------
                                                              (In thousands)
Total assets:
   June 30, 2004.......................  $  24,638,535  $   1,631,915  $  1,171,312  $  27,441,762
   December 31, 2003...................  $  24,067,448  $   1,797,755  $  1,438,729  $  27,303,932

     Intersegment revenues primarily relate to the use of internally produced gas for the Company's power plants. These intersegment revenues have been included in Total Revenue and Income before taxes in the oil and gas production and marketing reporting segment and eliminated in the Corporate and other reporting segment.

15.  California Power Market

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

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission ("CPUC"), the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine's settlement was approved by FERC on March 26, 2004, in an order which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.

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

16.  Subsequent Events

     On July 1, 2004, the Company exchanged 4.2 million shares of Calpine common stock in privately negotiated transactions for approximately $20.0 million par value of HIGH TIDES I.

     On August 5, 2004, the Company announced that its newly created entity, Calpine Energy Management ("CEM"), entered into a $250.0 million letter of credit facility with Deutsche Bank (rated Aa3/AA-) that expires in October 2005. Deutsche Bank will guarantee CEM's power and gas obligations by issuing letters of credit. Receivables generated through power sales will serve as collateral to support the letters of credit. The Company expects the new credit enhancement structure to improve spark spreads and increase working capital at CES.

     The Company is currently evaluating the sale of its natural gas reserves located in Alberta, Canada, as well as the Company's 25% interest in reserves owned by the CNG Trust. In addition, the Company is evaluating the sale of certain of its unidentified U.S. natural gas reserves. Related to the potential sale of the gas reserves, the Company is working on the restructuring of a major power contract from a fixed price agreement to a capacity and variable energy arrangement.

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2003, and our quarterly report on Form 10-Q for the three months ended March 31, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Selected Operating Information

     Set forth below is certain selected operating information for our power plants for which results are consolidated in our Consolidated Condensed Statements of Operations. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues. The information set forth under thermal and other revenue consists of host steam sales and other thermal revenue ( in thousands except production and pricing data).

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                          --------------------------  --------------------------
                                                              2004          2003          2004          2003
                                                          ------------  ------------  ------------  ------------
Power Plants:
Electricity and steam ("E&S") revenues:
   Energy................................................ $    964,066  $    714,237  $  1,896,562  $  1,529,047
   Capacity..............................................      228,200       220,414       409,664       377,857
   Thermal and other.....................................      120,526       111,609       252,452       239,424
                                                          ------------  ------------  ------------  ------------
   Subtotal.............................................. $  1,312,792  $  1,046,260  $  2,558,678  $  2,146,328
Spread on sales of purchased power(1)....................       51,483         6,086        56,572         7,421
                                                          ------------  ------------  ------------  ------------
Adjusted E&S revenues (non-GAAP)......................... $  1,364,275  $  1,052,346  $  2,615,250  $  2,153,749
Megawatt hours produced..................................   22,082,911    17,518,737    43,131,994    36,622,157
All-in electricity price per megawatt hour generated..... $      61.78  $      60.07  $      60.63  $      58.81
------------

(1)  From  hedging,   balancing  and  optimization  activities  related  to  our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and six months ended June 30, 2004 and 2003, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                          --------------------------  --------------------------
                                                              2004          2003          2004          2003
                                                          ------------  ------------  ------------  ------------
Total revenue............................................  $ 2,314,634  $  2,165,308  $  4,357,372  $  4,331,240
Sales of purchased power for hedging
 and optimization (1)....................................      496,652       744,805       876,680     1,426,089
As a percentage of total revenue.........................        21.5%         34.4%         20.1%         33.0%
Sale of purchased gas for hedging
 and optimization........................................      481,971       328,478       834,708       655,945
As a percentage of total revenue.........................        20.8%         15.2%         19.2%         15.1%
Total cost of revenue ("COR")............................    2,246,944     1,989,715     4,169,139     3,990,510
Purchased power expense for hedging
 and optimization (1)....................................      445,169       738,719       820,108     1,418,668
As a percentage of total COR.............................        19.8%         37.1%         19.7%         35.6%
Purchased gas expense for hedging
 and optimization........................................      453,922       331,122       814,409       648,070
As a percentage of total COR.............................        20.2%         16.6%         19.5%         16.2%
------------

(1) On October 1, 2003, we adopted on a prospective basis Emerging Issues Task Force ("EITF") Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") and netted purchased power expense against sales of purchased power. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our application of EITF Issue No. 03-11.

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. ("CES") risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; (c) the accounting requirements under Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Asset," under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator ("ISO") in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles required us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase until our prospective adoption of EITF Issue No. 03-11 on October 1, 2003. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for all financial periods prior to the adoption of EITF Issue No. 03-11. Our entrance into the NEPOOL market began with our acquisition of the Dighton, Tiverton and Rumford facilities on December 15, 2000.

                                                                       Three Months Ended    Six Months Ended
                                                                          June 30, 2003        June 30,2003
                                                                       ------------------    ----------------
                                                                                   (In thousands)
Sales to NEPOOL from power we generated.............................       $   75,642           $  152,540
Sales to NEPOOL from hedging and other activity.....................           22,952              105,963
                                                                           ----------           ----------
   Total sales to NEPOOL............................................       $   98,594           $  258,503
   Total purchases from NEPOOL......................................       $   76,697           $  210,865

Overview

     Our core business and primary source of revenue is the generation and delivery of electric power. We provide power to our U.S., Canadian and U.K. customers through the development and construction, or acquisition, and operation of efficient and environmentally friendly electric power plants fueled primarily by natural gas and, to a much lesser degree, by geothermal resources. We own and produce natural gas and to a lesser extent oil, which we use primarily to lower our costs of power production and provide a natural hedge of fuel costs for our electric power plants, but also to generate some revenue through sales to third parties. We protect and enhance the value of our electric and gas assets with a sophisticated risk management organization. We also protect our power generation assets and control certain of our costs by producing certain of the combustion turbine replacement parts that we use at our power plants, and we generate revenue by providing combustion turbine parts to third parties. Finally, we offer services to third parties to capture value in the skills we have honed in building, commissioning and operating power plants.

     Our key opportunities and challenges include:

     o preserving and enhancing our liquidity while spark spreads (the differential between power revenues and fuel costs) are depressed,

     o selectively adding new load-serving entities and power users to our satisfied customer list as we increase our power contract portfolio,

     o    continuing  to  add  value  through   prudent  risk   management   and
          optimization activities, and

     o    lowering our costs of production through various efficiency programs.

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

     Set forth below are the Results of Operations for the three and six months ended June 30, 2004 and 2003.

Results of Operations

     Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003 (in millions, except for unit pricing information, percentages and MW volumes).

      Revenue

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Total revenue................................................  $   2,314.6  $   2,165.3  $    149.3          6.9%

      The increase in total revenue is explained by category below.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  -----------   ------------
Electricity and steam revenue................................  $   1,312.8  $   1,046.3  $    266.5         25.5%
Sales of purchased power for hedging and optimization........        496.6        744.8      (248.2)       (33.3)%
                                                               -----------  -----------  ----------
   Total electric generation and marketing revenue...........  $   1,809.4  $   1,791.1  $     18.3          1.0%
                                                               ===========  ===========  ==========

     Electricity and steam revenue increased as we completed construction and brought into operation 4 new baseload power plants and 2 expansion projects completed subsequent to June 30, 2003. Average megawatts in operation of our consolidated plants increased by 26.7% to 24,357 MW while generation increased by 26.1%. Average realized electric price, before the effects of hedging, balancing and optimization, decreased from $59.72/MWh in 2003 to $59.45/MWh in 2004.

     Sales of purchased power for hedging and optimization decreased in the three months ended June 30, 2004, due primarily to netting approximately $322.0 of sales of purchased power with purchase power expense in the quarter ended June 30, 2004, in connection with the adoption of EITF Issue No. 03-11 on a prospective basis in the fourth quarter of 2003. The decrease was partly offset by higher realized prices on hedging, balancing and optimization activities. Without this netting, sales of purchased power would have increased by $73.8 or 9.9%.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Oil and gas sales............................................  $      26.0  $      29.3  $     (3.3)       (11.3)%
Sales of purchased gas for hedging and optimization..........        482.0        328.5       153.5         46.7%
                                                               -----------  -----------  ----------
   Total oil and gas production and marketing revenue........  $     508.0  $     357.8  $    150.2         42.0%
                                                               ===========  ===========  ==========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased from $96.7 in 2003 to $87.2 in 2004 primarily as a result of lower production following asset sales in October 2003, and again in February 2004, to the Calpine Natural Gas Trust in Canada. Before intercompany eliminations oil and gas sales decreased from $126.0 in 2003 to $113.2 in 2004.

     Sales of purchased gas for hedging and optimization increased during 2004 due to higher volumes and higher prices of natural gas as compared to the same period in 2003.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Realized gain on power and gas trading transactions, net.....  $       6.3  $       9.0  $     (2.7)       (30.0)%
Unrealized loss on power and gas transactions, net...........        (28.9)        (7.2)      (21.7)       301.4%
                                                               -----------  -----------  ----------
   Mark-to-market activities, net............................  $     (22.6) $       1.8  $    (24.4)    (1,355.5)%
                                                               ===========  ===========  ==========

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

     The decrease in mark-to-market activities revenue in the three months ended June 30, 2004, as compared to the same period in 2003 is due primarily to unfavorable price movements which reduced the fair values of certain commodity derivative instruments.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other revenue................................................  $      19.8  $      14.6  $      5.2         35.6%

     Other revenue increased during the three months ended June 30, 2004, primarily due to an increase of $3.9 of revenue derived from management services performed by our wholly owned subsidiary Calpine Power Services, LLC ("CPS"), and an increase of $1.3 of revenue from Thomassen Turbine Systems, ("TTS"), which we acquired in February 2003.

     Cost of Revenue

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Cost of revenue..............................................  $   2,246.9  $   1,989.7  $    257.2         12.9%

      The increase in total cost of revenue is explained by category below.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Plant operating expense......................................  $     223.6  $     159.6  $     64.0         40.1%
Transmission purchase expense................................         14.7         11.3         3.4         30.1%
Royalty expense..............................................          6.9          6.5         0.4          6.2%
Purchased power expense for hedging and optimization.........        445.2        738.7      (293.5)       (39.7)%
                                                               -----------  -----------  ----------
   Total electric generation and marketing expense...........  $     690.4  $     916.1  $   (225.7)       (24.6)%
                                                               ===========  ===========  ==========

     Plant operating expense increased due to the addition of 4 new baseload power plants and 2 expansion projects completed subsequent to June 30, 2003. The addition of these units resulted in a 26.7% increase in average consolidated operating capacity. Additionally, major maintenance costs increased by $40.7 as more plants commissioned in recent years underwent initial major maintenance work.

     Transmission purchase expense increased primarily due to additional power plants achieving commercial operation subsequent to June 30, 2003.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and due to an increase in contingent purchase price payments to the previous owner of the Texas City Power Plant, which are based on a percentage of gross revenues at this plant. At The Geysers royalties are paid mostly as a percentage of geothermal electricity revenues.

     Purchased power expense for hedging and optimization decreased during the three months ended June 30, 2004, as compared to the same period in 2003 due primarily to netting $322.0 of purchased power expense against sales of purchased power in the quarter ended June 30, 2004, in connection with the adoption of EITF Issue No. 03-11 in the fourth quarter of 2003, partly offset by higher realized prices on hedging, balancing and optimization activities.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Oil and gas production expense...............................  $      20.7  $      22.5  $     (1.8)        (8.0)%
Oil and gas exploration expense..............................          2.7          6.5        (3.8)       (58.5)%
   Oil and gas operating expense.............................         23.4         29.0        (5.6)       (19.3)%
Purchased gas expense for hedging and optimization...........        453.9        331.1       122.8         37.1%
                                                               -----------  -----------  ----------
      Total oil and gas operating and marketing expense....... $     477.3  $     360.1  $    117.2         32.5%
                                                               ===========  ===========  ==========

     Oil and gas production expense decreased during the three months ended June 30, 2004, as compared to the same period in 2003 primarily due to lower lease operating expense primarily due to the sale of properties in the fourth quarter of 2003 and the first quarter in 2004.

     Oil and gas exploration expense decreased primarily as a result of a decrease in dry hole cost.

     Purchased gas expense for hedging and optimization increased during the three months ended June 30, 2004, due to higher volumes and higher prices for natural gas as compared to the same period in 2003.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Fuel expense
   Cost of oil and gas burned by power plants................. $     886.2  $     535.6  $    350.6         65.5%
   Recognized (gain) loss on gas hedges.......................       (18.4)         3.8       (22.2)      (584.2)%
                                                               -----------  -----------  ----------
      Total fuel expense...................................... $     867.8  $     539.4  $    328.4         60.9%
                                                               ===========  ===========  ==========

     Cost of oil and gas burned by power plants increased during the three months ended June 30, 2004 as compared to the same period in 2003 due to a 32% increase in gas consumption and 22% higher prices excluding the effects of hedging, balancing and optimization.

     We recognized a gain on gas hedges during the three months ended June 30, 2004, as compared to a loss during the same period in 2003 due to favorable gas price movements against our gas financial instrument positions.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Depreciation, depletion and amortization expense.............  $     161.8  $     139.0  $     22.8         16.4%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2003.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Operating lease expense......................................  $      27.0  $      28.2  $     (1.2)        (4.3)%

     Operating lease expense decreased from the prior year as the King City lease was restructured in May 2004 and began to be accounted for as a capital lease at that point. Therefore, we began to cease incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other cost of revenue........................................  $      22.6  $       6.9  $     15.7        227.5%

     Other cost of revenue increased during the three months ended June 30, 2004, as compared to the same period in 2003 due primarily to $1.1 of additional expense from Power Systems Manufacturing, LLC ("PSM") and $8.0 of amortization expense incurred from the adoption of Derivatives Implementation Group ("DIG") Issue No. C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose. Additionally, we incurred $3.8 of higher expenses at CPS, and we incurred $2.5 of insurance expense in our captive insurance company related to a property claim at the Acadia project.

     (Income)/Expenses

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Loss (income) from unconsolidated investments in
 power projects..............................................  $       0.7  $     (59.4) $     60.1       (101.2)%

     During the three months ended June 30, 2003, a $52.8 gain on the termination of the tolling arrangement with Aquila Merchant Services, Inc. was recognized on the Acadia Power Plant. Also, we recognized $4.0 less income on the Aries investment, which we began to consolidate in March 2004 when we purchased the remaining 50% interest from Aquila.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Equipment cancellation and asset impairment cost.............  $      --    $      19.2  $    (19.2)      (100.0)%

     Equipment cancellation and asset impairment charge decreased during the three months ended June 30, 2004, as compared to the same period in 2003 primarily as a result of a loss recognized in 2003 of $17.2 in connection with the sale of two turbines and also commitment cancellation costs and storage and suspension costs related to unassigned equipment in 2003.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Project development expense..................................  $       4.0  $       6.1  $     (2.1)       (34.4)%

      Project development expense decreased during the three months ended June 30, 2004, primarily due to the write-off in 2003 of $3.4 of costs on the canceled Stony Brook expansion project.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Research and development expense.............................  $       5.1  $       2.5  $      2.6        104%

     Research and development expense increased during the three months ended June 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Sales, general and administrative expense....................  $      61.0  $      53.7  $      7.3         13.6%

     Sales, general and administrative expense increased during the three months ended June 30, 2004, primarily due to an increase in employee, consulting, rent, insurance and other professional fees. Over half of the variance is directly attributable to the Sarbanes-Oxley Section 404 internal controls project and audit work related thereto.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Interest expense.............................................  $     279.7  $     148.9  $    130.8         87.8%

     Interest expense increased partially as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $116.5 for the three months ended June 30, 2003, to $102.2 for the three months ended June 30, 2004. The remaining increase relates to a 12% increase in average indebtedness excluding the effect of the deconsolidation of the Calpine Capital Trusts, an increase in the amortization of terminated interest rate swaps and the recording of interest expense on debt to the three Calpine Capital Trusts due to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46") prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed. Finally, our average interest rate increased by approximately 1.4% due to refinancings, such as the CalGen facilities, at higher rates.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Distributions on Trust Preferred Securities..................  $      --    $      15.7  $    (15.7)      (100)%

     As a result of the deconsolidation of the three Calpine Capital Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the three months ended June 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Calpine Capital Trusts.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Interest (income)............................................  $      (9.9) $      (9.0) $     (0.9)        10.0%

     Interest (income) increased during the three months ended June 30, 2004, due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Minority interest expense....................................  $       4.7  $       5.3  $     (0.6)       (11.3)%

     Minority interest expense decreased during the three months ended June 30, 2004, as compared to the same period in 2003 primarily due to a change in accounting for the preferred interest at King City under SFAS No. 150 to debt with interest expense instead of minority interest expense prior to the adoption of SFAS No. 150.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
(Income) from repurchases of various issuances of debt.......  $      (2.6) $      (6.8) $      4.2        (61.8)%

     Income from repurchases of various issuances of debt during the three months ended June 30, 2004, decreased primarily as a result of $2.3 of higher deferred financing cost write-offs associated with repurchases and due to the fact that in 2003 senior notes repurchased were trading at a higher discount to face value.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other expense (income).......................................  $    (185.6) $      20.5  $   (206.1)    (1,005.4)%

     Other income was $206.1 higher in the three months ended June 30, 2004, compared to the prior year due primarily due to pre-tax income in the amount of $171.5 associated with the restructuring of a power purchase agreement for our Newark and Parlin power plants and the sale of a wholly owned subsidiary of CES, Utility Contract Funding II ("UCF"), net of transaction costs and the write-off of unamortized deferred financing costs, $16.4 pre-tax gain from the restructuring of a long-term gas supply contract, and a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of our debt securities that had served as collateral under the King City lease, net of transaction costs.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Benefit for income taxes.....................................  $     (60.6) $      (4.7) $    (55.9)     1,189.4%

     For the three months ended June 30, 2004, the effective rate increased to 68% as compared to 22% for the three months ended June 30, 2003. This effective rate increase is due to the consideration of estimated full year earnings in estimating, and truing up to on a year-to-date basis, the annual effective rate and due to the effect of significant permanent items.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Discontinued operations, net of tax..........................  $       0.2  $      (7.0) $     (7.2)      (102.9)%

     During the three months ended June 30, 2003, discontinued operations activity included the effects of our sale of our 50% interest in the Lost Pines 1 Energy Center, the sale of our Alvin South Field oil and gas assets and the sale of our specialty data center engineering business. The sale of the Lost Pines 1 Energy Center closed in January 2004.

                                                                  Three Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Net loss.....................................................  $     (28.7) $     (23.4) $     (5.3)        22.6%

     We recorded a net loss of $28.7 for the three months ended June 30, 2004, compared to a net loss of $23.4 for the same period in 2003, as gross profit decreased by $107.9, or 61%, to $67.7. The gross profit decrease is the result of lower per megawatt-hour spark spreads realized during the three months ended June 30, 2004, and additional costs associated with new power plants coming on line. For the three months ended June 30, 2004, we generated 22.1 million megawatt-hours, which equated to a baseload capacity factor of 47%, and realized an average spark spread of $21.91 per megawatt-hour. For the same period in 2003, we generated 17.5 million megawatt-hours, which equated to a capacity factor of 48%, and realized an average spark spread of $26.93 per megawatt-hour. In the quarter ended June 30, 2004, we netted approximately $322.0 of sales of purchased power for hedging and optimization with purchased power expense. This was due to the adoption on October 1, 2003, on a prospective basis, of new accounting rules related to presentation of non-trading derivative activity. Without this netting, total revenue would have grown by approximately 21.8% versus 6.9% as reported. In the second quarter of 2004, as compared to the same period in 2003, generation did not increase commensurately with new average capacity coming on line (lower baseload capacity factor). Because of that and due to lower spark spreads per MWh, our spark spread margins did not keep pace with the additional operating and depreciation costs associated with the new capacity. Additional increases in power plant costs for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, include a $22.8 increase in depreciation expense and a $64.0 increase in plant operating expense. Also, during the three months ended June 30, 2004, financial results were affected by a $115.1 increase in interest expense and distributions on trust preferred securities, as compared to the same period in 2003. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation. Other income was $206.1 higher in the three months ended June 30, 2004, for the reasons explained above. The results for the three months ended June 30, 2003, included a gain of approximately $0.10 per share, or $52.8, in connection with terminating a tolling arrangement with a unit of Aquila on the Acadia facility.

     Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003 (in millions, except for unit pricing information, percentages and MW volumes).

     Revenue

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Total revenue................................................  $   4,357.4  $   4,331.2  $     26.2          0.6%

     The increase in total revenue is explained by category below.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Electricity and steam revenue................................  $   2,558.7  $   2,146.3  $    412.4         19.2%
Sales of purchased power for hedging and optimization........        876.7      1,426.1      (549.4)       (38.5)%
                                                               -----------  -----------  ----------
   Total electric generation and marketing revenue...........  $   3,435.4  $   3,572.4  $   (137.0)        (3.8)%
                                                               ===========  ===========  ==========

     Electricity and steam revenue increased as we completed construction and brought into operation 4 new baseload power plants and 2 expansion projects completed subsequent to June 30, 2003. Average megawatts in operation of our consolidated plants increased by 23.9% to 23,134 MW while generation increased by 17.8%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 48% in the six months ended June 30, 2004, from 52% in the six months ended June 30, 2003, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting mild weather in the first quarter of 2004 and oversupply conditions which are expected to gradually work off over the next several years. This caused us to cycle off certain of our merchant plants without contracts in off-peak hours. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $58.61/MWh in 2003 to $59.32/MWh in 2004.

     Sales of purchased power for hedging and optimization decreased in the six months ended June 30, 2004, due primarily to netting approximately $692.5 of sales of purchased power with purchase power expense in the quarter ended June 30, 2004, in connection with the adoption of EITF Issue No. 03-11 on a prospective basis in the fourth quarter of 2003 partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities. Without this netting, sales of purchased power would have increased by $143.1 or 10.0%.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Oil and gas sales............................................  $      50.7  $      55.2  $     (4.5)        (8.2)%
Sales of purchased gas for hedging and optimization..........        834.7        656.0       178.7         27.2%
                                                               -----------  -----------  ----------
   Total oil and gas production and marketing revenue........  $     885.4  $     711.2  $    174.2         24.4%
                                                               ===========  ===========  ==========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased primarily as a result of lower production following asset sales in October 2003 and again in February 2004 to the Calpine Natural Gas Trust in Canada, from $223.0 in 2003 to $167.3 in 2004. Before intercompany eliminations, oil and gas sales decreased by 21.6% or $60.2 to $218.0 in 2004 from $278.2 in 2003.

     Sales of purchased gas for hedging and optimization increased during 2004 due to higher volumes and higher prices of natural gas as compared to the same period in 2003.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Realized gain on power and gas trading transactions, net.....  $      23.8  $      30.3  $     (6.5)       (21.5)%
Unrealized loss on power and gas transactions, net...........        (33.9)        (8.0)      (25.9)       323.8%
                                                               -----------  -----------  ----------
   Mark-to-market activities, net............................  $     (10.1) $      22.3  $    (32.4)      (145.3)%
                                                               ===========  ===========  ==========

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

     The decrease in mark-to-market activities revenue in the six months ended June 30, 2004, as compared to the same period in 2003 is due primarily to unfavorable price movements which reduced the fair values of certain commodity derivative instruments.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other revenue................................................  $      46.7  $      25.4  $     21.3         83.9%

     Other revenue increased during the six months ended June 30, 2004, primarily due to an increase of $13.5 of revenue from TTS, which we acquired in February 2003, and an increase of $5.3 of revenue from CPS.

     Cost of Revenue

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Cost of revenue..............................................  $   4,169.1  $   3,990.5  $    178.6          4.5%

     The increase in total cost of revenue is explained by category below.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Plant operating expense......................................  $     399.5  $     321.6  $     77.9         24.2%
Transmission purchase expense................................         31.1         20.2        10.9         54.0%
Royalty expense..............................................         12.8         11.8         1.0          8.5%
Purchased power expense for hedging and optimization.........        820.1      1,418.6      (598.5)       (42.2)%
                                                               -----------  -----------  ----------
   Total electric generation and marketing expense...........  $   1,263.5  $   1,772.2  $   (508.7)       (28.7)%
                                                               ===========  ===========  ==========

     Plant operating expense increased due to 4 new baseload power plants and 2 expansion projects completed subsequent to June 30, 2003. The addition of these units resulted in a 23.9% increase in average consolidated operating capacity. Additionally, major maintenance costs increased by $44.3 as more plants commissioned in recent years underwent initial major maintenance work.

     Transmission purchase expense increased primarily due to additional power plants achieving commercial operation subsequent to June 30, 2003.

     Approximately 71% of the first half of 2004 royalty expense is attributable to royalties paid to geothermal property owners at The Geysers, mostly as a percentage of geothermal electricity revenues. The increase in royalty expense in the first half of 2004 was due primarily to an increase in the accrual of contingent purchase price payments to the previous owners of the Texas City and Clear Lake Power Plants based on a percentage of gross revenues at these two plants.

     Purchased power expense for hedging and optimization decreased during the six months ended June 30, 2004, as compared to the same period in 2003 due primarily to netting $692.5 of purchased power expense against sales of purchased power in the quarter ended June 30, 2004, in connection with the adoption of EITF Issue No. 03-11 in the fourth quarter of 2003, partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Oil and gas production expense...............................  $      41.4  $      45.8  $     (4.4)        (9.6)%
Oil and gas exploration expense..............................          4.4          8.9        (4.5)       (50.6)%
   Oil and gas operating expense..............................        45.8         54.7        (8.9)       (16.3)%
Purchased gas expense for hedging and optimization...........        814.4        648.1       166.3         25.7%
                                                               -----------  -----------  ----------
      Total oil and gas operating and marketing expense....... $     860.2  $     702.8  $    157.4         22.4%
                                                               ===========  ===========  ==========

     Oil and gas production expense decreased during the six months ended June 30, 2004, as compared to the same period in 2003 primarily due to lower lease operating expense primarily due to the sale of properties in the fourth quarter of 2003.

     Oil and gas exploration expense decreased primarily as a result of a decrease in dry hole costs.

     Purchased gas expense for hedging and optimization increased during the six months ended June 30, 2004, due to higher volumes and higher prices of natural gas as compared to the same period in 2003.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Fuel expense
   Cost of oil and gas burned by power plants................. $   1,648.3  $   1,179.0  $    469.3         39.8%
   Recognized (gain) loss on gas hedges.......................       (17.8)        (4.2)      (13.6)       323.8%
                                                               -----------  -----------  ----------
      Total fuel expense...................................... $   1,630.5  $   1,174.8  $    455.7         38.8%
                                                               ===========  ===========  ==========

     Cost of oil and gas burned by power plants increased during the six months ended June 30, 2004 as compared to the same period in 2003 due to an 27% increase in gas consumption and 9% higher prices for gas excluding the effects of hedging, balancing and optimization.

     We recognized a larger gain on gas hedges during the six months ended June 30, 2004, as compared to the same period in 2003 due to favorable gas price movements relative to our gas financial instrument positions.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Depreciation, depletion and amortization expense.............  $     311.2  $     272.8  $     38.4         14.1%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2003.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Operating lease expense......................................  $      54.8  $      55.9  $     (1.1)        (2.0)%

     Operating lease expense decreased from the prior year as the King City lease was restructured in May 2004 and began to be accounted for as a capital lease at that point. Therefore, we stopped incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other cost of revenue........................................  $      49.0  $      12.1  $     36.9        305.0%

     Other cost of revenue increased during the six months ended June 30, 2004, as compared to the same period in 2003 due primarily to $11.0 of additional expense from TTS and $16.8 of amortization expense incurred from the adoption of Derivatives Implementation Group ("DIG") Issue No. C20, "Scope Exceptions:
Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose. Additionally, we incurred $5.3 higher costs at CPS due to a higher level of activity in 2004.

     (Income)/Expenses

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
(Income) from unconsolidated investments in
 power projects..............................................  $      (1.8) $     (64.5) $     62.7        (97.2)%

     During the six months ended June 30, 2003, a $52.8 gain on the termination of the tolling arrangement with Aquila Merchant Services, Inc. was recognized on the Acadia Power Plant. Also, in 2004 we recognized $6.4 less income on the Acadia investment, and $3.5 more loss from the Aries investment, which we began to consolidate in March 2004 when we purchased the remaining 50% interest from Aquila. In 2004, we recognized $2.6 of income on our interest in the Calpine Natural Gas Trust in Canada which was formed after June 30, 2003. This was offset by not having any income on the Gordonsville investment in 2004, as we sold our interests in this facility in November 2003. In the first half of 2003 we recognized $3.2 million of income on Gordonsville.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Equipment cancellation and asset impairment cost.............  $       2.4  $      19.3  $    (16.9)       (87.6)%

     Equipment cancellation and asset impairment charge decreased during the six months ended June 30, 2004, as compared to the same period in 2003 as a result of a loss recognized in 2003 of $17.2 from the sale of two turbines. In 2004 we incurred costs in connection with the termination of a purchase contract for heat recovery steam generator components.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Project development expense..................................  $      11.7  $      11.2  $      0.5          4.5%

     Project development expense increased during the six months ended June 30, 2004, partly due to higher costs associated with cancelled projects.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Research and development expense.............................  $       8.9  $       4.9  $      4.0         81.6%

     Research and development expense increased during the six months ended June 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Sales, general and administrative expense....................  $     118.2  $      97.4  $     20.8         21.4%

     Sales, general and administrative expense increased during the six months ended June 30, 2004, primarily due to an increase in employee, consulting, rent, insurance and other professional fees. Nearly a third of the variance is directly attributable to the Sarbanes-Oxley Section 404 internal control project and related audit work.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Interest expense.............................................  $     534.5  $     291.8  $    242.7         83.2%

     Interest expense increased partially as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $235.0 for the six months ended June 30, 2003, to $210.7 for the six months ended June 30, 2004. Additionally, we incurred approximately $12.5 in accelerated amortization of deferred financing costs due to the early refinancing of the CCFC II debt on March 23, 2004. The remaining increase relates to a 12% increase in average indebtedness due partially to the deconsolidation of the Calpine Capital Trusts and the recording of debt to the Calpine Capital Trusts due to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46") prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed. And finally, our average interest rate increased by approximately 1.2% due to refinancings, such as the CalGen facilities, at higher rates.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Distributions on Trust Preferred Securities..................  $      --    $      31.3  $    (31.3)      (100)%

     As a result of the deconsolidation of the Calpine Capital Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the six months ended June 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Calpine Capital Trusts.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Interest (income)............................................  $     (21.9) $     (17.0) $     (4.9)        28.8%

     Interest (income) increased during the six months ended June 30, 2004, due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Minority interest expense....................................  $      13.2  $       7.6  $      5.6         73.7%

     Minority interest expense increased during the six months ended June 30, 2004, as compared to the same period in 2003 primarily due to an increase of $6.7 of minority interest expense associated with the Calpine Power Limited Partnership ("CLP"), which is 70% owned by CPIF. During 2003, as a result of a secondary offering of Calpine's interests in the Calpine Income Fund ("CFIF"), Calpine decreased its ownership interests in CLP to 30%, thus increasing minority interest expense.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
(Income) from repurchase of various issuances of debt........  $      (3.4) $      (6.8) $      3.4        (50.0)%

     Income from repurchases of various issuances of debt during the six months ended June 30, 2004, decreased primarily as a result of $7.6 of higher deferred financing cost write-offs associated with repurchases.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Other expense (income).......................................  $    (204.0) $      55.1  $   (259.1)      (470.2)%

     Other income increased by $259.1 during the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to pre-tax income in the amount of $171.5 associated with the restructuring of a power purchase agreement for our Newark and Parlin power plants and the sale of UCF, net of transaction costs and the write-off of unamortized deferred financing costs, $16.4 pre-tax gain from the restructuring of a long-term gas supply contract net of transaction costs, and a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of the Company's debt securities that had served as collateral under the King City lease, net of transaction costs. Also, during the six months ended June 30, 2004, foreign currency transaction gains were $4.8 compared to a loss of $44.3 in the corresponding period in 2003.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Benefit for income taxes.....................................  $    (146.0) $     (21.6) $   (124.4)       575.9%

     For the six months ended June 30, 2004, the effective rate increased to 54% as compared to 24% for the six months ended June 30, 2003. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the annual effective rate and due to the effect of significant permanent items.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Discontinued operations, net of tax..........................  $      23.1  $      (8.0) $     31.1       (388.8)%

     In the first half of 2004, our discontinued operations was comprised primarily of the gain from the sale of our Lost Pines 1 Power Project. During the six months ended June 30, 2003, discontinued operations activity included the effects of our sale of our 50% interest in the Lost Pines 1 Energy Center, the sale of our Alvin South Field oil and gas assets and the sale of our specialty data center engineering business, reflecting the soft market for data centers for the foreseeable future.

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Cumulative effect of a change in accounting principle,
 net of tax..................................................  $      --    $      (0.5) $      0.5        100.0%

     The cumulative effect of a change in accounting principle, net of tax effect in 2003 resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

                                                                    Six Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                   2004         2003       $ Change      % Change
                                                               -----------  -----------  -----------   ------------
Net loss.....................................................  $     (99.9) $     (75.4) $    (24.5)        32.5%

     We recorded a net loss of $99.9 for the six months ended June 30, 2004, compared to a net loss of $75.4 for the six months ended June 30, 2003. Gross profit decreased by $152.5, or 45%, to $188.2. This decrease is the result of lower per megawatt-hour spark spreads realized during the six months ended June 30, 2004, and additional costs associated with new power plants coming on line. For the six months ended June 30, 2004, we generated 43.1 million megawatt-hours, which equated to a capacity factor of 48% and realized an average spark spread of $21.49 per megawatt-hour. For the same period in 2003, we generated 36.6 million megawatt-hours, which equated to a capacity factor of 52%, and realized an average spark spread of $24.83 per megawatt-hour. During the first six months of 2004, as compared to the same period in 2003, generation did not increase commensurately with new average capacity coming on line (lower baseload capacity factor). Because of that and due to lower spark spreads per MWh, our spark spread margins did not keep pace with the additional operating and depreciation costs associated with the new capacity. Additional increases in power plant costs for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, include a $38.4 increase in depreciation expense, a $77.9 increase in plant operating expense and a $10.9 increase in transmission purchase expense. Also, during the six months ended June 30, 2004, financial results were affected by a $211.3 increase in interest expense and distributions on trust preferred securities, as compared to the first six months of 2003. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation. Other income increased $259.1 during the six months ended June 30, 2004, for the reasons explained above.

Liquidity and Capital Resources

     Our business is capital intensive. Our ability to capitalize on growth opportunities is dependent on the availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. To date, we have obtained cash from our operations; borrowings under our term loan and revolving credit facilities; issuance of debt, equity, trust preferred securities and convertible debentures; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; contract monetizations and project financings. We have utilized this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities at CES, and meet our other cash and liquidity needs. Our strategy is also to reinvest our cash from operations into our business development and construction program or to use it to reduce debt, rather than to pay cash dividends. As discussed below, we have a liquidity-enhancing program underway for funding the completion of our current construction portfolio, for refinancing and for general corporate purposes.

     Our $2.5 billion secured revolving construction financing facility through our wholly owned subsidiary Calpine Construction Finance Company II, LLC ("CCFC II") (renamed Calpine Generating Company, LLC ("CalGen")) was scheduled to mature in November 2004, requiring us to refinance this indebtedness. As of December 31, 2003, there was $2.3 billion outstanding under this facility including $53.2 million of letters of credit. On March 23, 2004, CalGen completed a secured institutional term loan and secured note financing, which replaced the old CCFC II facility. We realized total proceeds from the financing in the amount of $2.4 billion, before transaction costs and fees.

     The holders of our 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes") have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect the repurchase with cash, shares of Calpine stock or a combination of the two. In 2003 and 2004 we repurchased in open market and privately negotiated transactions approximately $1,127.9 million of the outstanding principal amount of 2006 Convertible Senior Notes, with proceeds of financings we consummated in July 2003, through equity swaps and with the proceeds of our offerings of our 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Notes") in November 2003. In addition, in February 2004, we initiated a cash tender offer for all of the outstanding 2006 Convertible Senior Notes for a price of par plus accrued interest. Approximately $409.4 million aggregate principal amount of the 2006 Convertible Senior Notes were tendered pursuant to the tender offer, for which we paid a total of $412.8 million (including accrued interest of $3.4 million). At June 30, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

     In addition, $276.0 million of our outstanding HIGH TIDES are scheduled to be remarketed no later than November 1, 2004, $360.0 million of our HIGH TIDES are scheduled to be remarketed no later than February 1, 2005 and $517.5 million of our HIGH TIDES are scheduled to be remarketed no later than August 1, 2005. In the event of a failed remarketing, the relevant HIGH TIDES will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES would not have a material effect on our liquidity position, it would impact our calculation of diluted earnings per share and increase our interest expense. Even with a successful remarketing, we would expect to have an increased dilutive impact on our EPS based on a revised conversion ratio. See Note 3 of the Notes to Consolidated Condensed Financial Statements for a summary of HIGH TIDES repurchased by the Company through June 30, 2004.

     We expect to have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and project financing markets, sale or monetization of certain assets and cash balances to satisfy all current obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. On June 30, 2004, our liquidity totaled approximately $1.3 billion. This included cash and cash equivalents on hand of $0.8 billion, current portion of restricted cash and cash escrowed for debt repurchases of approximately $0.4 billion and approximately $0.1 billion of borrowing capacity under our various credit facilities.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                            2004           2003
                                                                       -------------  -------------
                                                                             (In thousands)
Beginning cash and cash equivalents..................................  $    991,806   $    579,486
Net cash provided by (used in):
   Operating activities..............................................        11,993        113,304
   Investing activities..............................................      (167,391)    (1,297,803)
   Financing activities..............................................        20,769      1,017,314
   Effect of exchange rates changes on cash and cash equivalents.....       (13,146)         5,653
                                                                       ------------   ------------
   Net decrease in cash and cash equivalents.........................      (147,775)      (161,532)
                                                                       ------------   ------------
Ending cash and cash equivalents.....................................  $    844,031   $    417,954
                                                                       ============   ============

     Operating activities for the six months ended June 30, 2004, provided net cash of $12.0 million, compared to $113.3 million for the same period in 2003. Operating cash flows in 2004 benefited from the receipt of $100.6 million from the restructuring and sale of power purchase agreements for two of our New Jersey power plants and $16.4 million from the restructuring of a long-term gas supply contract. In the first six months of 2004, there was a $49.9 million use of funds from net changes in operating assets and liabilities, comprised of a $39.9 million increase in net margin deposits posted to support CES contracting activity, in addition to net increases in accounts receivable and accounts payable and other working capital accounts.

     In the first six months of 2003, operating cash flows benefited from our equity method investment in the Acadia facility where distributions exceeded income recognized by $53.9 million, while there was a $408.3 million use of funds from net changes in operating assets and liabilities, which primarily was a result of higher accounts receivable balances and higher net margin deposits and prepaid gas balances to support our contracting activity in 2003.

     Investing activities for the six months ended June 30, 2004, consumed net cash of $167.4 million, as compared to $1,297.8 million in the same period of 2003. Capital expenditures for the completion of our power facilities decreased in 2004, as there were fewer projects under construction. Investing activities in 2004 reflect the receipt of $257.6 million from the sale our Lost Pines Power Plant, a portion of the proceeds from the sale of a subsidiary holding power purchase agreements for two of our New Jersey power plants, and from the sale of certain oil and gas properties. These sales compare to $13.7 million of proceeds from disposals in the prior year. We also reported a $180.8 million increase in cash used for acquisitions in 2004 vs. 2003, as we used the proceeds from the Lost Pines sale and cash on hand to purchase the Los Brazos Power Plant, the remaining 50% interest in the Aries Power Plant, and the remaining 20% interest in Calpine Cogeneration Company. Finally, the $452.4 million decrease in restricted cash served as an investing activity inflow in 2004. The restricted cash balance decreased in connection with the repurchase of debt with restricted cash (primarily the Convertible Senior Notes Due 2006.)

     Financing activities for the six months ended June 30, 2004, provided $20.8 million, compared to $1,017.3 million for the same period in 2003. We continued our refinancing program in 2004, by raising $2.4 billion to repay $2.3 billion of CCFC II project financing. In 2004, we also raised $250 million from the issuance of Convertible Senior Notes Due 2023 pursuant to an option exercise and $924.5 million from various project financings. During the period, we repaid $596.9 million in project financing debt, and we used $586.9 million of proceeds from convertible senior notes offerings to repurchase the majority of outstanding Convertible Senior Notes Due 2006 that come due in December.

     Counterparties and Customers -- Our customer and supplier base is concentrated within the energy industry. Additionally, we have exposure to trends within the energy industry, including declines in the creditworthiness of our marketing counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. While our current credit exposure to CDWR is significant, CDWR has been paying its obligations to us on a current basis.

     Letter of Credit Facilities -- At June 30, 2004 and December 31, 2003, we had approximately $435.6 million and $410.8 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management and other operational and construction activities. Of the total letters of credit outstanding, $260.0 million and $272.1 million were in aggregate issued under our cash collateralized letter of credit facility and the corporate revolving credit facility at June 30, 2004 and December 31, 2003, respectively.

     In addition, in August 2004, our newly created entity Calpine Energy Management entered into a $250.0 million letter of credit facility with Deutsche Bank. See Note 16 of the Notes to Consolidated Condensed Financial Statements for more information regarding this letter of credit facility.

     CES Margin Deposits and Other Credit Support -- As of June 30, 2004 and December 31, 2003, CES had deposited net amounts of $227.9 million and $188.0 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $3.5 million and $14.5 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement and risk management activities it conducts on Calpine's behalf. Future cash collateral requirements may increase based on the extent of our involvement in derivative activities and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support CES's operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

     Capital Availability -- Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we have been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than in the past. In particular, our senior working capital facility and term loan financings and the majority of our debt securities offered and sold in this period, have been secured by certain of our assets and equity interests. While we believe we will be successful in refinancing all debt before maturity, the terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control. We do not have any significant debt obligations due from July 2004 through December 31, 2005. See
Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information on debt obligations.

     During the six months ended June 30, 2004:

     Our wholly owned subsidiary Calpine Generating Company, LLC ("CalGen"), formerly Calpine Construction Finance Company II, LLC ("CCFC II"), completed a secured institutional term loan and secured note financing, totaling $2.4 billion before transaction costs and fees. Net proceeds from the financing were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing.

     One of the initial purchasers of the 2023 Convertible Notes exercised in full its option to purchase an additional $250.0 million of these notes.

     We repurchased approximately $178.5 million in principal amount of the 2006 Convertible Senior Notes in exchange for approximately $177.5 million in cash. Additionally, on February 9, 2004, we made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, we paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes, which included accrued interest of $3.4 million. At June 30, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remained outstanding.

     Rocky Mountain Energy Center, LLC and Riverside Energy Center, LLC, wholly owned stand-alone subsidiaries of our subsidiary Calpine Riverside Holdings, LLC, received funding in the aggregate amount of $661.5 million of floating rate secured institutional term loans and a letter of credit-linked deposit. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Asset Sales -- As a result of the significant contraction in the availability of capital for participants in the energy sector, we have adopted a strategy of conserving our core strategic assets and disposing of certain less strategically important assets, which serves partially to strengthen our balance sheet through repayment of debt.

     Effective Tax Rate -- Our effective tax rate is significantly impacted by permanent items related to cross-border financings that are deductible for tax purposes but not for book income purposes. The potential sale of our Canadian oil and gas reserves (see Note 16 of the Notes to Consolidated Condensed Financial Statements for more information on this potential sale) could cause a significant decrease in certain of these permanent items and a corresponding increase in our effective tax rate from our estimated tax rate for 2004 as of June 30, 2004. However, because of significant net operating loss carryforwards at June 30, 2004, we don't expect a change in effective tax rate to have a material impact on cash taxes paid for 2004 or 2005.

     We believe that our completion of the financing and asset sales liquidity transactions described above in difficult conditions affecting the market, and our sector in general, demonstrate our probable ability to have access to the capital markets on acceptable terms in the future, although availability of capital has tightened significantly throughout the power generation industry and, therefore, there can be no assurance that we will have access to capital in the future as and when we may desire or on terms that are attractive to us. We expect to incur capital expenditures in the third and fourth quarters of 2004 of approximately $150 million, net of expected project financings.

     Off-Balance Sheet Commitments -- In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the debt on the books of our unconsolidated investments in power projects is not reflected on our Consolidated Condensed Balance Sheet. At June 30, 2004, third-party investee debt was approximately $178.7 million. Based on our pro rata ownership share of each of the investments, our share would be approximately $58.3 million. However, all such debt is non-recourse to us. See Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity method investments in power projects and oil and gas properties.

     We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC ("AELLC"). AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $59.3 million outstanding as of June 30, 2004. The debt is non-recourse to us (the "AELLC Non-Recourse Financing"). On June 30, 2004, and December 31, 2003, our investment balance was $14.5 million and $11.8 million, respectively, and our notes receivable balance due from AELLC was $17.6 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default hade occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project had been and remained in default under its credit agreement because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which is discussed in more detail in
Note 13 of the Notes to Consolidated Condensed Financial Statements. IP's complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, we reviewed our investment and notes receivable balances and believe that the assets are not impaired. We further believe that AELLC will eventually be able to convert the construction loan to a term loan.

     Capital Spending -- Development and Construction

     Construction and development costs in process consisted of the following at June 30, 2004 (dollars in thousands):

                                                                                Equipment       Project
                                                        # of                   Included in    Development   Unassigned
                                                      Projects    CIP (1)          CIP           Costs       Equipment
                                                      -------- -------------  -------------  -------------   ---------
Projects in active construction.....................       9   $   2,929,153  $     980,425  $          --   $      --
Projects in advanced development....................      13         720,982        585,866        129,158          --
Projects in suspended development...................       6         463,320        203,437         12,993          --
Projects in early development.......................       3              --             --          8,933      14,001
Other capital projects..............................      NA          43,531             --             --          --
Unassigned equipment................................      NA              --             --             --      52,856
                                                               -------------  -------------  -------------   ---------
   Total construction and development costs.........           $   4,156,986  $   1,769,728  $     151,084   $  66,857
                                                               =============  =============  =============   =========
------------

     (1)  Construction in Progress ("CIP").

     Projects in Active Construction -- The 9 projects in active construction are estimated to come on line from September 2004 to June 2007. These projects will bring on line approximately 4,266 MW of base load capacity (4,825 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. Five additional projects totaling 3,110 megawatts that were in active construction in the beginning of the quarter went on line during the quarter. At June 30, 2004, the estimated funding requirements to complete these 9 projects, net of expected project financing proceeds, is approximately $1.2 billion.

     Projects in Advanced Development -- There are 13 projects in advanced development. These projects will bring on line approximately 5,945 MW of base load capacity (7,096 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. At June 30, 2004, the estimated cost to complete the 13 projects in advanced development is approximately $3.9 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects -- Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 3,169 MW of base load capacity (3,629 MW with peaking capacity). At June 30, 2004, the estimated cost to complete the six projects is approximately $1.9 billion.

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

     Unassigned Equipment -- As of June 30, 2004, we had made progress payments on 4 turbines, 1 heat recovery steam generator, and other equipment with an aggregate carrying value of $66.9 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

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

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

     Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in hedging, balancing and optimization ("HBO") transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in MWh for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

     Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased power for hedging, balancing, and optimization activity, by (b) total generated MWh in the period.

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

     Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense ("POX") per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both base load and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants.

     The table below presents, the operating performance metrics discussed above.

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ----------------------------  ----------------------------
                                                               2004           2003           2004           2003
                                                          -------------  -------------  -------------  -------------
                                                                                (In thousands)
Operating Performance Metrics:
   Total deliveries of power:
      MWh generated......................................        22,083         17,519         43,132         36,622
      HBO and trading MWh sold...........................        20,883         20,647         40,481         38,168
                                                          -------------  -------------  -------------  -------------
      MWh delivered......................................        42,966         38,166         83,613         74,790
                                                          =============  =============  =============  =============
   Average availability..................................           89%            87%            90%            88%
   Average baseload capacity factor:
      Average total MW in operation......................        24,357         19,218         23,134         18,666
      Less: Average MW of pure peakers...................         2,951          2,684          2,951          2,451
                                                          -------------  -------------  -------------  -------------
      Average baseload MW in operation...................        21,406         16,534         20,183         16,215
      Hours in the period................................         2,184          2,184          4,368          4,344
      Potential baseload generation (MWh)................        46,751         36,110         88,159         70,438
      Actual total generation (MWh)......................        22,083         17,519         43,132         36,622
      Less: Actual pure peakers' generation (MWh)........           300            140            573            311
                                                          -------------  -------------  -------------  -------------
      Actual baseload generation (MWh)...................        21,783         17,379         42,559         36,311
      Average baseload capacity factor...................           47%            48%            48%            52%
Average heat rate for gas-fired power plants
 (excluding peakers) (Btu's/KWh):
      Not steam adjusted.................................         8,272          8,019          8,221          7,992
      Steam adjusted.....................................         7,203          7,234          7,160          7,231
   Average all-in realized electric price:
      Electricity and steam revenue...................... $   1,312,792  $   1,046,260  $   2,558,678  $   2,146,328
      Spread on sales of purchased power for
       hedging and optimization..........................        51,483          6,086         56,572          7,421
                                                          -------------  -------------  -------------  -------------
      Adjusted electricity and steam revenue (in
       thousands)........................................ $   1,364,275  $   1,052,346  $   2,615,250  $   2,153,749
      MWh generated (in thousands).......................        22,083         17,519         43,132         36,622
      Average all-in realized electric price per MWh..... $       61.78  $       60.07  $       60.63  $       58.81
   Average cost of natural gas:
      Cost of oil and natural gas burned by power
       plants (in thousands)............................. $     839,736  $     542,053  $   1,610,190  $   1,166,902
      Fuel cost elimination..............................        87,227         96,461        167,337        206,795
                                                          -------------  -------------  -------------  -------------
      Adjusted fuel expense.............................. $     926,963  $     638,514 $   1,777,527   $   1,373,697
      Million Btu's ("MMBtu") of fuel consumed by
       generating plants (in thousands)..................       162,078        122,422        312,435        245,358
      Average cost of natural gas per MMBtu.............. $        5.72  $        5.22  $        5.69  $        5.60
      MWh generated (in thousands).......................        22,083         17,519         43,132         36,622
      Average cost of adjusted fuel expense per MWh...... $       41.98  $       36.45  $       41.21  $       37.51
   Average spark spread:
      Adjusted electricity and steam revenue (in
       thousands)........................................ $   1,364,275  $   1,052,346  $   2,615,250  $   2,153,749
      Less: Adjusted fuel expense (in thousands).........       926,963        638,514      1,777,527      1,373,697
                                                          -------------  -------------  -------------  -------------
      Spark spread (in thousands)........................ $     437,312  $     413,832  $     837,723  $     780,052
      MWh generated (in thousands).......................        22,083         17,519         43,132         36,622
      Average spark spread per MWh....................... $       19.80  $       23.62  $       19.42  $       21.30
      Add: Equity gas contribution(1).................... $      46,547  $      57,984  $      89,233  $     129,260
      Spark spread with equity gas benefits (in
       thousands)........................................ $     483,859  $     471,816  $     926,956  $     909,312
      Average spark spread with equity gas benefits
       per MWh........................................... $       21.91  $       26.93  $       21.49  $       24.83
Average plant operating expense ("POX") per
 normalized MWh (We also show POX per actual MWh
 for comparison):
      Average total consolidated MW in operations........        24,357         19,218         23,134         18,666
      Hours in the period................................         2,184          2,184          4,368          4,344
      Total potential MWh................................        53,196         41,972        101,049         81,085
      Normalized MWh (at 70% capacity factor)............        37,237         29,380         70,735         56,760
      Plant operating expense (POX)...................... $     223,664  $     159,647  $     399,498  $     321,574
      POX per normalized MWh............................. $        6.01  $        5.43  $        5.65  $        5.67
      POX per actual MWh................................. $       10.13  $        9.11  $        9.26  $        8.78
------------

(1)  Equity gas contribution margin:







                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ----------------------------  ----------------------------
                                                               2004           2003           2004           2003
                                                          -------------  -------------  -------------  -------------
                                                                                (In thousands)

     Oil and gas sales................................... $      26,069  $      29,299  $      50,651  $      55,210
     Add: Fuel cost eliminated in consolidation..........        87,227         96,461        167,337        206,795
                                                          -------------  -------------  -------------  -------------
        Subtotal......................................... $     113,296  $     125,760  $     217,988  $     262,005
     Less: Oil and gas operating expense.................        23,443         29,033         45,770         54,694
     Less: Depletion, depreciation and amortization......        43,307         38,743         82,985         78,051
                                                          -------------  -------------  -------------  -------------
     Equity gas contribution margin...................... $      46,546         57,984  $      89,233        129,260
     MWh generated (in thousands)........................        22,083         17,519         43,132         36,622
     Equity gas contribution margin per MWh.............. $        2.11  $        3.31  $        2.07  $        3.53

     The  table  below  provides  additional  detail  of  total   mark-to-market
activity. For the three and six months ended June 30, 2004 and 2003, mark-to-market activity, net consisted of (dollars in thousands):

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ----------------------------  ----------------------------
                                                               2004           2003           2004           2003
                                                          -------------  -------------  -------------  -------------
Mark-to-market activity, net
Realized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03.... $      11,138  $       9,826  $      29,847  $      24,662
      Ineffectiveness related to cash flow hedges........            --            --             --              --
      Other mark-to-market activity(1)...................        (4,773)            --         (5,944)            --
                                                          -------------  -------------  -------------  -------------
        Total realized power activity.................... $       6,365  $       9,826  $      23,903  $      24,662
                                                          =============  =============  =============  =============
   Gas activity
      "Trading Activity" as defined in EITF No. 02-03.... $         (57) $        (766) $        (131) $       5,612
      Ineffectiveness related to cash flow hedges........            --             --             --             --
      Other mark-to-market activity(1)...................            --             --             --             --
                                                          -------------  -------------  -------------  -------------
        Total realized gas activity...................... $         (57) $        (766) $        (131) $       5,612
                                                          =============  =============  =============  =============
Total realized activity:
      "Trading Activity" as defined in EITF No. 02-03.... $      11,081  $       9,060  $      29,716  $      30,274
      Ineffectiveness related to cash flow hedges........            --             --             --             --
      Other mark-to-market activity(1)...................        (4,773)            --         (5,944)            --
                                                          -------------  -------------  -------------  -------------
        Total realized activity.......................... $       6,308  $       9,060  $      23,772  $      30,274
                                                          =============  =============  =============  =============
Unrealized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03.... $     (23,178) $     (11,232) $     (23,869) $     (13,113)
      Ineffectiveness related to cash flow hedges........           666         (1,612)           126         (4,638)
      Other mark-to-market activity(1)...................        (2,981)            --        (12,776)            --
                                                          -------------  -------------  -------------  -------------
        Total unrealized power activity.................. $     (25,493) $     (12,844) $     (36,519) $     (17,751)
                                                          =============  =============  =============  =============
   Gas activity
      "Trading Activity" as defined in EITF No. 02-03.... $      (3,737) $       3,556  $      (3,102) $       1,579
      Ineffectiveness related to cash flow hedges........           317          2,067          5,763          8,180
      Other mark-to-market activity(1)...................            --             --             --             --
                                                          -------------  -------------  -------------  -------------
        Total unrealized gas activity.................... $      (3,420) $       5,623  $       2,661  $       9,759
                                                          =============  =============  =============  =============
Total unrealized activity:
   "Trading Activity" as defined in EITF No. 02-03....... $     (26,915) $      (7,676) $     (26,971) $     (11,534)
   Ineffectiveness related to cash flow hedges...........           983            455          5,889          3,542
   Other mark-to-market activity(1)......................        (2,981)            --        (12,776)            --
                                                          -------------  -------------  -------------  -------------
        Total unrealized activity........................ $     (28,913) $     (7,221)$       (33,858) $      (7,992)
                                                          =============  =============  =============  =============
Total mark-to-market activity:
   "Trading Activity" as defined in EITF No. 02-03....... $     (15,834) $       1,384  $       2,745  $      18,740
   Ineffectiveness related to cash flow hedges...........           983            455          5,889          3,542
   Other mark-to-market activity(1)......................        (7,754)            --        (18,720)            --
                                                          -------------  -------------  -------------  -------------
        Total mark-to-market activity.................... $     (22,605) $       1,839  $     (10,086) $      22,282
                                                          =============  =============  =============  =============
------------

(1)  Activity related to our assets but does not qualify for hedge accounting.

Overview

Summary of Key Activities

Finance - New Issuances

  Date          Amount                               Description
---------  --------------  -----------------------------------------------------
 6/2/04    $85.0 million   PCF III issued  $85.0  million  in  zero coupon notes
 6/29/04   $661.5 million  Rocky  Mountain  Energy  Center, LLC,  and  Riverside
                             Energy Center, LLC, closed an offering of First Priority Secured Floating Rate Term Loans Due 2011 and a letter of credit-linked deposit facility


Finance - Repurchases/Retirements

  Date          Amount                               Description
---------  --------------  -----------------------------------------------------
5/04       $78.8 million   Retirement  of Newark and Parlin Power Plants project
                             financing
4/04-6/04  $46.6 million   Repurchased  $46.6  million  in  principal  amount of
                             outstanding senior notes for $41.5 million in cash
4/04-6/04  $95.0 million   Exchanged  20.1  million  Calpine  common  shares  in
                             privately negotiated transactions for approximately $20.0 million par value of HIGH TIDES I and approximately $75.0 million par value of HIGH TIDES II
Other:

  Date                                   Description
---------  --------------------------------------------------------------------
 4/26/04   Successfully  completed  consent  solicitation  to   effect  certain
             amendments to the Indentures governing the Senior Notes issued between 1996 and 1999
 5/19/04   Restructured King City lease
 5/25/04   Signed a 25-year agreement to sell up to 200 megawatts of electricity and 1 million pounds per hour of steam to The Dow Chemical Company

 5/26/04   JCPL terminated its existing tolling arrangements with the Newark and
             Parlin Power Plants resulting in a gain of $100.6 million before transaction costs
 5/26/04   Sold  Utility  Contract Funding II, a wholly owned subsidiary of CES, which had sold a long-term power purchase agreement related to Newark and Parlin Power Plants, for a pre-tax gain of $85.4 million before transaction costs
 6/9/04    Received  approval  from  the  CPUC  for a tolling agreement with San
             Diego Gas and Electric that provides for the delivery of up to 600 megawatts of capacity for ten years beginning in 2008
 6/11/04   Citrus Trading Corp. negotiated  early partial termination of its gas contract with the Auburndale facility for a net gain of $11.7 million

Power Plant Development and Construction:

   Date                   Project                     Description
---------  ----------------------------------    --------------------
   5/04    Osprey Energy Center                  Commercial operation
   5/04    Columbia Energy Center                Commercial operation
   5/04    Rocky Mountain Energy Center          Commercial operation
   5/04    Valladolid III IP                     Construction began
   6/04    Riverside Energy Center               Commercial operation
   6/04    Deer Park Energy Center Expansion     Commercial operation
   6/04    Freeport Energy Center                Construction began

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

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission ("CPUC"), the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that we entered into with the California governmental entities on April 22, 2002. Our settlement was approved by FERC on March 26, 2004, in an order which partially dismissed us from the California Refund Proceeding to the extent that any refunds are owed for power sold by us to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.

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

     The change in fair value of outstanding commodity derivative instruments from January 1, 2004 through June 30, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004............. $    76,541
Gains recognized or otherwise settled during the period(1).........     (15,781)
Changes in fair value attributable to new contracts................      (8,943)
Changes in fair value attributable to price movements..............     (42,359)
                                                                    -----------
   Fair value of contracts outstanding at June 30, 2004(2)......... $     9,458
                                                                    ===========
------------

(1) Recognized losses from commodity cash flow hedges of $(8.0) million (represents realized value of cash flow hedge activity of $(17.8) million as disclosed in Note 10 of the Notes to Consolidated Condensed Financial Statements, net of terminated derivatives of $(14.7) million and equity method hedges of $4.9 million) and $23.8 million realized gain on mark-to-market activity, which is reported in the Consolidated Condensed Statements of Operations under mark-to-market activities, net. (2) Net commodity derivative assets reported in Note 10 of the Notes to Consolidated Condensed Financial Statements.

     The fair value of outstanding derivative commodity instruments at June 30 based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

                  Fair Value Source                       2004       2005-2006    2007-2008   After 2008     Total
-----------------------------------------------------  -----------  -----------  -----------  ----------  ----------
Prices actively quoted...............................  $   50,589   $  124,089   $       --   $      --   $  174,678
Prices provided by other external sources............    (103,584)     (35,028)       7,421     (20,799)    (151,990)
Prices based on models and other valuation methods...          --        3,782        1,063     (18,075)     (13,230)
                                                       ----------   ----------   ----------   ---------   ----------
   Total fair value..................................  $  (52,995)  $   92,843   $    8,484   $ (38,874)  $    9,458
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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at June 30 and the period during which the instruments will mature are summarized in the table below (in thousands):

                    Credit Quality                         2004      2005-2006    2007-2008   After 2008     Total
-----------------------------------------------------  -----------  -----------  -----------  ----------  ----------
(Based on Standard & Poor's Ratings as of July 7, 2004)
Investment grade.....................................  $  (60,497)  $   73,585   $    8,831   $  (38,874) $  (16,955)
Non-investment grade.................................      10,930       20,093           --           --      31,023
No external ratings..................................      (3,428)        (835)        (347)          --      (4,610)
                                                       ----------   ----------   ----------   ----------  ----------
   Total fair value..................................  $  (52,995)  $   92,843   $    8,484   $  (38,874) $    9,458
                                                       ==========   ==========   ==========   ==========  ==========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

                                                            Fair Value
                                                            After 10%
                                                             Adverse
                                              Fair Value   Price Change
                                             ------------  ------------
At June 30, 2004:
   Electricity.............................  $  (150,394)  $  (316,003)
   Natural gas.............................      159,852        70,495
                                             -----------   -----------
      Total................................  $     9,458   $  (245,508)
                                             ===========   ===========

     Derivative commodity instruments included in the table are those included in Note 10 of the Notes to Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a 10% adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a 10% adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions increased 154% from December 31, 2003, to June 30, 2004, while the total volume of open power derivative positions increased 41% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income ("OCI"), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of June 30, 2004, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and six months ended June 30, 2004, have reflected this. See Note 11 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI.

     Available-for-Sale Debt Securities -- We have exchanged 26.6 million Calpine common shares in privately negotiated transactions for approximately $132.5 million par value of HIGH TIDES I and HIGH TIDES II. As of June 30, 2004, the repurchased HIGH TIDES are classified as available-for-sale and recorded at fair market value in Other Assets. The following tables present our different classes of debt securities held by expected maturity date and fair market value as of June 30, 2004, (dollars in thousands):

                         Weighted
                         Average
                         Interest
                           Rate          2004        2005        2006        2007        2008     Thereafter    Total
                         --------     ----------  ----------  ----------  ----------  ----------  ----------  ----------
HIGH TIDES I...........    5.75%      $       --  $       --  $       --  $       --  $       --  $   57,500  $   57,500
HIGH TIDES II..........    5.50%              --          --          --          --          --      75,000      75,000
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Total...............               $       --  $       --  $       --  $       --  $       --  $  132,500  $  132,500
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========

                                             Fair
                                            Market
                                             Value
                                          ----------
HIGH TIDES I............................  $   55,919
HIGH TIDES II...........................      70,125
                                          ----------
   Total................................  $  126,044
                                          ==========

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of June 30, 2004, (dollars in thousands):

     Variable to fixed Swaps

                                  Weighted Average   Weighted Average
                    Notional       Interest Rate        Interest Rate    Fair Market
 Maturity Date  Principal Amount       (Pay)             (Receive)          Value
--------------  ----------------  ----------------  -----------------  ---------------
2011..........    $    58,178           4.5%        3-month US $LIBOR         (887)
2011..........        291,897           4.5%        3-month US $LIBOR       (4,466)
2011..........        209,833           4.4%        3-month US $LIBOR       (2,741)
2011..........         41,822           4.4%        3-month US $LIBOR         (546)
2011..........         40,746           6.9%        3-month US $LIBOR       (4,305)
2012..........        108,612           6.5%        3-month US $LIBOR      (11,219)
2014..........         58,682           6.7%        3-month US $LIBOR       (5,832)
2016..........         21,540           7.3%        3-month US $LIBOR       (3,363)
2016..........         14,360           7.3%        3-month US $LIBOR       (2,242)
2016..........         43,080           7.3%        3-month US $LIBOR       (6,726)
2016..........         28,720           7.3%        3-month US $LIBOR       (4,484)
2016..........         35,900           7.3%        3-month US $LIBOR       (5,607)
                  -----------           ----                             ---------
   Total......    $   953,370           5.3%                             $ (52,418)
                  ===========           ===                              =========

     Fixed to Variable Swaps

                                  Weighted Average   Weighted Average
                    Notional        Interest Rate       Interest Rate     Fair Market
 Maturity Date  Principal Amount       (Pay)             (Receive)           Value
--------------  ----------------  -----------------  -----------------  --------------
2011..........      $   100,000   6-month US $LIBOR        8.5%          $  (8,548)
2011..........          100,000   6-month US $LIBOR        8.5%             (6,739)
2011..........          200,000   6-month US $LIBOR        8.5%            (13,838)
2011..........          100,000   6-month US $LIBOR        8.5%            (10,374)
                    -----------                            ---           ---------
   Total......      $   500,000                            8.5%          $ (39,499)
                    ===========                            ===           =========

     The fair value of outstanding interest rate swaps and cross currency swaps and the fair value that would be expected after a one percent adverse interest rate change are shown in the table below (in thousands):

     Variable to Fixed Swaps

                                                       Fair Value After a
                                                      1.0% (100 basis point)
       Fair Value as of June 30, 2004              Adverse Interest Rate Change
       ------------------------------              ----------------------------
                 $  (52,418)                                $  (94,618)

     Fixed to Variable Swaps

                                                       Fair Value After a
                                                      1.0% (100 basis point)
       Fair Value as of June 30, 2004              Adverse Interest Rate Change
       ------------------------------              ----------------------------
                 $  (39,499)                                $  (67,378)

     Currency Exposure. We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, "Foreign Currency
Translation," to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at June 30, 2004, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

                                                   Impact to Pre-Tax Net Income
                                                    After 10% Adverse Exchange
             Currency Exposure                               Rate Change
             -----------------                     ----------------------------
                 GBP-Euro                                   $  (21,895)
                 $C-$US                                           (305)
                 $C-Euro                                        (1,483)

     Significant changes in exchange rates will also impact our Cumulative Translation Adjustment ("CTA") balance when translating the financial statements of our foreign operations from their respective functional currencies into our reporting currency, the U.S. dollar. An example of the impact that significant exchange rate movements can have on our Balance Sheet position occurred in 2003. During 2003 CTA increased by approximately $200 million primarily due to a weakening of the U.S. dollar of approximately 18% and 10% against the Canadian dollar and Great British Pound, respectively.

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

     The following table summarizes our variable-rate debt exposed to interest rate risk as of June 30, 2004. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                                                                                    Fair Value
                                                 2004(8)    2005      2006        2007       2008     Thereafter   6/30/2004(9)
                                                -------   --------   -------   ----------   -------   ----------   ------------
3-month US$LIBOR weighted average
 interest rate basis (4)
   First Priority Senior Secured Term Loan B
    Notes Due 2007...........................   $ 1,000   $  2,000   $ 2,000   $  193,500   $    --   $       --   $  198,500
   MEP Pleasant Hill Term Loan, Tranche A....     2,275      6,700     7,482        8,132     9,271       95,235      129,096
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of 3-month US$LIBOR rate debt....     3,275      8,700     9,482      201,632     9,271       95,235      327,596

1-month EURLIBOR weighted average
 interest rate basis (4)
   Thomassen revolving line of credit........        --      3,147        --           --        --           --        3,147
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of 1-month EURLIBOR rate debt....        --      3,147        --           --        --           --        3,147

1-month US$LIBOR weighted average
 interest rate basis (4)
   Corporate revolving line of credit........        --    100,000        --           --        --           --      100,000
   First Priority Secured Floating
    Rate Notes Due 2009 (CalGen).............        --         --        --        1,175     2,350      231,475      235,000
   CalGen Revolver...........................        --         --        --       54,500        --           --       54,500
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of 1-month US$LIBOR rate debt....        --    100,000        --       55,675     2,350      231,475      389,500

6-month US$LIBOR weighted average
 interest rate basis (4)
   Third Priority Secured Floating
    Rate Notes Due 2011 (CalGen).............        --         --        --           --        --      680,000      680,000
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of 6-month US$LIBOR rate debt....        --         --        --           --        --      680,000      680,000

5-month US$LIBOR weighted average
 interest rate basis (4)
   Riverside Energy Center project financing.        --      3,685     3,685        3,685     3,685      353,760      368,500
   Rocky Mountain Energy Center project
    financing................................        --      2,649     2,649        2,649     2,649      254,304      264,900
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of 6-month US$LIBOR rate debt....        --      6,334     6,334        6,334     6,334      608,064      633,400

(1)(4)
   First Priority Secured Institutional
    Term Loan Due 2009 (CCFC I)..............     1,711      3,208     3,208        3,208     3,208      365,242      379,785
   Second Priority Senior Secured Floating
    Rate Notes Due 2011 (CCFC I).............        --         --        --           --        --      408,083      408,083
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of variable rate debt as defined
       at (1) below..........................     1,711      3,208     3,208        3,208     3,208      773,325      787,868

(2)(4)
   Second Priority Senior Secured Term
    Loan B Notes Due 2007....................     3,750      7,500     7,500      725,625        --           --      744,375
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of variable rate debt as defined
       at (2) below..........................     3,750      7,500     7,500      725,625        --           --      744,375

(3)(4)
   Second Priority Senior Secured Floating
    Due 2007.................................     2,500      5,000     5,000      483,750        --           --      496,250
   Blue Spruce Energy Center project
    financing................................        --      1,875     3,750        3,750     3,750      106,675      119,800
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of variable rate debt as defined
       at (3) below..........................     2,500      6,875     8,750      487,500     3,750      106,675      616,050

 (5)(4)
    First Priority Secured Term Loans
     Due 2009 (CalGen)........................       --         --        --        3,000     6,000      591,000      600,000
    Second Priority Secured Floating
     Rate Notes Due 2010 (CalGen).............       --         --        --           --     3,200      627,639      630,839
    Second Priority Secured Term Loans
     Due 2010 (CalGen)........................       --         --        --           --       500       98,069       98,569
                                                -------   --------   -------   ----------   -------   ----------   ----------
       Total of variable rate debt as defined
        at (5) below..........................       --         --        --        3,000     9,700    1,316,708    1,329,408
                                                -------   --------   -------   ----------   -------   ----------   ----------




                                                                                                                    Fair Value
                                                 2004(8)    2005      2006        2007       2008     Thereafter   6/30/2004(9)
                                                -------   --------   -------   ----------   -------   ----------   ------------
(6)(4)
   Island Cogen..............................        --      5,947        --           --        --           --        5,947
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of variable rate debt as defined
       at (6) below..........................        --      5,947        --           --        --           --        5,947

(6)(4)
   Contra Costa..............................        --        168       175          182       190        1,561        2,276
                                                -------   --------   -------   ----------   -------   ----------   ----------
      Total of variable rate debt as defined
       at (6) below..........................        --        168       175          182       190        1,561        2,276
                                                -------   --------   -------   ----------   -------   ----------   ----------

        Grand total variable-rate debt
         instruments.........................   $11,236   $141,879   $35,449   $1,483,156   $34,803   $3,813,043   $5,519,567
                                                =======   ========   =======   ==========   =======   ==========   ==========
------------

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

(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)  Bankers Acceptance Rate.

(7)  Local Agency Fund.

(8)  For 6 months remaining in 2004.

(9)  Fair value equals carrying value.

     Construction/project financing facility -- In November 2004 the $2.5 billion secured construction financing revolving facility for our wholly owned subsidiary CCFC II (renamed CalGen) was scheduled to mature. On March 23, 2004, CalGen completed its offering of secured institutional term loans and secured notes, which refinanced the CCFC II facility. We realized total proceeds from the offering in the amount of $2.4 billion, before transaction costs and fees.

     Riverside Holdings, LLC and Rocky Mountain Energy Center, LLC refinancing -- On June 29, 2004, Rocky Mountain Energy Center, LLC and Riverside Energy Center, LLC, wholly owned stand-alone subsidiaries of the Company's Calpine Riverside Holdings, LLC subsidiary, received funding in the aggregate amount of $661.5 million comprised of $633.4 million of First Priority Secured Floating Rate Term Loans Due 2011 priced at LIBOR plus 425 basis points and $28.1 million letter of credit-linked deposit. Net proceeds from the loans, after transaction costs and fees, were used to pay final construction costs and refinance amounts outstanding under the $250 million non-recourse project financing for the Rocky Mountain facility and the $230 million non-recourse project financing for the Riverside facility. See Note 8 of the Notes to Consolidated Condensed Financial Statements.

New Accounting Pronouncements

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

     On application of FIN 46, we evaluated our investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, we were not the Primary Beneficiary, as we would not absorb a majority of these entities' expected variability. An enterprise that holds a significant variable interest in a VIE is required to make certain disclosures regarding the nature and timing of its involvement with the VIE and the nature, purpose, size and activities of the VIE. The fixed price purchase options under our operating lease arrangements were not considered significant variable interests. However, our investments in joint ventures were considered significant. See Note 5 of the Notes to Consolidated Condensed Financial Statements for more information related to these joint venture investments.

     An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs by virtue of a power sales or tolling agreement which was longer than 10 years and for more than 50% of the entity's capacity. However, in all cases, we absorbed a majority of the entity's variability and continue to consolidate these 100% Company-owned subsidiaries. We qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity's capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," were not considered variable interests due to certain exclusions under FIN 46-R.

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

     On July 19,  2004,  the  Emerging  Issues  Task  Force  ("EITF")  reached a tentative conclusion on Issue No. 04-8 ("EITF 04-8"): "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" that would require companies that have issued contingently convertible debt instruments, commonly referred to as "Co-Cos," with a market price trigger to include the effects of the conversion in earnings per share ("EPS"), regardless of whether the price trigger had been met. Currently, Co-Cos are not included in EPS if the price trigger has not been met. Typically, the affected instruments are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period. If EITF 04-8 is finalized as currently written, our $900 million of 4.75% Contingent Convertible Senior Notes Due 2023 may be affected. We are still in the process of determining what impact, if any, this new guidance will have on our diluted EPS.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.

Item 4. Controls and Procedures.

     As reported in the Company's Form 10-K filing for the year ended December 31, 2003, in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2003, its independent registered public accounting firm reviewed the Company's information systems control framework and identified to the Company certain significant deficiencies in the design of such systems. These design deficiencies generally related to the number of persons having access to certain of the Company's information systems databases, as well as the segregation of duties of persons with such access. The Company has concluded that, in the aggregate, these deficiencies constituted a material weakness in its internal control over financial reporting, and the Company has performed substantial analytical and post-closing procedures as a result of these design deficiencies. Based on the Company's compensating controls and testing, it has concluded that these design deficiencies did not result in any material errors in its financial statements. Additionally, the Company has completed the process of correcting these design deficiencies by taking the following steps:

o manual procedures have been replaced with system-based controls to ensure proper segregation of duties and documentation of approval for the Journal Entry and Vendor Maintenance processes; and

o system access rights for financial system software updates have been redefined and restricted to segregate certain activities and allow user activities to be monitored.

The Company continues to test the effectiveness of these changes.

     Other than correcting the material control weakness identified above, there were no other changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

     The Company's Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2004, and taking into account the material weakness described above including the analysis and testing performed by the Company, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

     On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff's Section 11 claim was barred by the applicable one-year statute of limitations. On February 4, 2004, the judge denied the motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. We filed our answer to the third amended complaint on February 28, 2004.

     In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff which motion was granted on May 14, 2004.

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

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003, Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine's response to the amended complaint is due on August 13, 2004. We consider this lawsuit to be without merit and intend to vigorously defend against it.

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

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. We recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne
M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of

EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Following two settlement conferences, on or about May 21, 2004, Calpine and the Trustee entered into a Settlement Agreement, whereby Calpine agreed to pay $5.85 million, which was approved by the Bankruptcy Court on June 16, 2004. The preference lawsuit will be dismissed with prejudice upon final payment of the settlement, which will occur on October 1, 2004.

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

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC's amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary  judgment motion  pertaining to damages.  In short, the court:
(i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). On February 2, 2004, the parties filed a Final Pretrial Order with the court. The case appears likely scheduled for trial in the third quarter of 2004, subject to the court's discretion and calendar. We believe we have adequately reserved for the possible loss, if any, we may ultimately incur as a result of this matter.

     Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, PG&E filed with the CPUC a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause ("complaint") against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC ("LGS"). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E's tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS' direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E's system and operate as an unregulated local distribution company within PG&E's service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E's withdrawal of its public utility claims against Calpine; and
5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The CPUC approved the Settlement Agreement on July 8, 2004 and the $2.7 million was paid to PG&E on July 15, 2004.

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

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other 17200 cases, but also seeks rescission of the long-term power contracts with CDWR.

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. We anticipate filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. In June 2003, FERC rejected the complaint. Some plaintiffs appealed to the FERC and their request for rehearing was denied. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit and is in the pleading stage.

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

     FFIC's complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine has filed its answer to the complaint arguing, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

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

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones. The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility has not occurred and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs have filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine also filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine still, however, expects to make the $6.0 million payment to the estates when the project is completed.

     In addition, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of these proceedings will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     During the second quarter the Company issued unregistered shares of its common stock in exchange for its HIGH TIDES, which are exchangeable for common stock, as follows:

o On June 28, 2004, the Company exchanged 4.3 million shares of Calpine common stock in privately negotiated transactions for approximately $20.0 million par value of HIGH TIDES I.

o On June 29, 2004, the Company exchanged 5.4 million shares of Calpine common stock in privately negotiated transactions for approximately $25.0 million par value of HIGH TIDES II.

o On June 30, 2004, the Company exchanged 10.4 million shares of Calpine common stock in privately negotiated transactions for approximately $50.0 million par value HIGH TIDES II.

     All of the shares of Calpine common stock issued in exchange for the HIGH TIDES were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 3(a)(9) thereof.

     The following table sets forth the total units of HIGH TIDES purchased by the Company during the second quarter, which are the only equity securities, or securities convertible into equity securities, of the Company were purchased by it during the period. All such purchases were made in privately negotiated transactions.

                                                                  Total Number of       Maximum Number
                                                                Units Purchased as    of Units that May
                                                                  Part of Publicly    Yet Be Purchased
                         Total Number of   Average Price Paid    Announced Plans       Under the Plans
    Period               Units Purchased         Per Share           or Programs         or Programs
--------------           ---------------   ------------------   -----------------     -----------------
4/1/04-4/30/04.........        --                  --                   --                   --
5/1/04-5/31/04.........        --                  --                   --                   --
6/1/04-6/30/04.........     1,900,000            $48.08                 --                   --

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Stockholders was held on May 26, 2004 (the "Annual Meeting"), in Aptos, California. At the Annual Meeting, the stockholders voted on the following matters: (i) the proposal to elect three Class II Directors to the Board of Directors for a term of three years expiring in 2007, (ii) the proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.001 per share ("Common Stock"), (iii) the proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's Common Stock available for grants of options and other stock-based awards under such plan, (iv) the proposal to amend the Company's 2000 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock available for grants of purchase rights under such plan, (v) three stockholder proposals regarding (a) the Company's geothermal development activities in the Medicine Lake Highlands and a request that the Company adopt an indigenous peoples policy, (b) the Company's senior executive equity compensation plans, and (c) stockholder voting, and (iv) the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2004.

     The stockholders elected management's nominees as the Class II Directors in an uncontested election, approved amending the Company's Amended and Restated Certificate of Incorporation, approved amending the Company's 1996 Stock Incentive Plan, approved amending the Company's 2000 Employee Stock Purchase Plan, did not approve the stockholder proposal requesting that the Company cease its geothermal development activities in the Medicine Lake Highlands and that the Company adopt an indigenous peoples policy, did not approve the stockholder proposal regarding the Company's senior executive equity compensation plans, did not approve the stockholder proposal regarding stockholder voting, and ratified the appointment of independent accountants by the following votes, respectively:

(i) Election of Ann B. Curtis as Class II Director for a three-year term expiring 2007: 340,549,179 FOR and 39,650,521 WITHHELD;

       Election of Kenneth T. Derr as Class II Director for a three-year term expiring 2007: 340,944,921 FOR and 39,254,779 WITHHELD;

       Election of Gerald Greenwald as Class II Director for a three-year term expiring 2007: 340,885,215 FOR and 39,314,485 WITHHELD;

(ii) Proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common
       Stock: 344,016,567 FOR, 33,379,497 AGAINST, and 2,803,636 ABSTAIN

(iii) Proposal to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's Common Stock available for grants of options and other stock-based awards under such plan: 112,195,541 FOR, 80,997,504 AGAINST, 2,687,696 ABSTAIN, and 184,318,959 Broker non-votes,

(iv) Proposal to amend the Company's 2000 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock available for grants of purchase rights under such plan: 172,353,952 FOR, 20,788,375 AGAINST, 2,738,414 ABSTAIN, and 184,318,959 Broker non-votes

(v) Proposal that the Company cease and desist geothermal development activities in the Medicine Lake Highlands and requesting the Company to adopt an indigenous peoples policy: 8,250,567 FOR, 181,409,173 AGAINST, 6,220,001 ABSTAIN, and 184,318,959 Broker non-votes;

(vi) Proposal that the Company's Compensation Committee of its Board of Directors utilize performance and time-based restricted share programs in lieu of stock options in developing future senior executive equity compensation plans: 33,255,357 FOR, 158,444,552 AGAINST, 4,179,832
       ABSTAIN, and 184,319,959 Broker non-votes;

(vii) Proposal requesting the Company's Board of Directors to study and report on the feasibility of enabling stockholders to imitate the voting decisions of an institutional investor: 17,537,323 FOR, 173,771,064 AGAINST, 4,571,354 ABSTAIN, and 184,319,959 Broker non-votes;

(viii) Ratification  of  the  appointment  of   PricewaterhouseCoopers   LLP  as
       independent  accountants  for the fiscal year ending  December  31, 2004:
       369,214,181, FOR, 8,353,462 AGAINST, and 2,631,557 ABSTAIN.

     The three-year terms of Class III and Class II Directors continued after the Annual Meeting and will expire in 2005 and 2006, respectively. The Class III Directors are Susan C. Schwab, Susan Wang and Peter Cartwright. The Class I Directors are Jeffrey E. Garten, George J. Stathakis, and John O. Wilson.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-------    ---------------------------------------------------------------------
+3.1 Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.
*3.2       Amended and Restated By-laws of Calpine Corporation.(a)
*4.1.1 Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(b)
*4.1.2 First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(c)
*4.1.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(d)
*4.2.1 Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
*4.2.2 Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
*4.2.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.2.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.3.1 Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
*4.3.2 Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
*4.3.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.3.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.4.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.4.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.4.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.5.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.5.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.5.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
+4.6 Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC, and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.
+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number                                   Description
-------    ---------------------------------------------------------------------
+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

+    Filed herewith.

*    Incorporated by reference.

(a) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(b) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(c) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(d) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated March 31, 2004, filed with the SEC on May 10, 2004.

(e) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(h) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3/A (Registration No. 333-72583) filed with the SEC on March 8, 1999.

     (b) Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

        Date of Report           Date Filed        Item Reported
     --------------------    ------------------    -------------
        April 15, 2004         April 19, 2004             5
        April 26, 2004         April 28, 2004             5
        May 6, 2004            May 12, 2004              12
        May 26, 2004           May 27, 2004               5
        June 3, 2004           June 9, 2004               5
        June 14, 2004          June 15, 2004              5
        June 29, 2004          June 29, 2004              5

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

Date: August 9, 2004

                                       By:     /s/ CHARLES B. CLARK, JR.
                                          -------------------------------------
                                                   Charles B. Clark, Jr.
                                       Senior Vice President and Corporate
                                       Controller (Principal Accounting Officer)

Date: August 9, 2004

The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-------    ---------------------------------------------------------------------
+3.1 Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.
*3.2       Amended and Restated By-laws of Calpine Corporation.(a)
*4.1.1 Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(b)
*4.1.2 First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(c)
*4.1.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(d)
*4.2.1 Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
*4.2.2 Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
*4.2.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.2.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.3.1 Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
*4.3.2 Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
*4.3.3 Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.3.4 Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.4.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.4.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.4.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
*4.5.1 Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4.5.2 First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(c)
*4.5.3 Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(d)
+4.6 Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC, and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.
+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

+    Filed herewith.

*    Incorporated by reference.

(a) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(b) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(c) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(d) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated March 31, 2004, filed with the SEC on May 10, 2004.

(e) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(h) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3/A (Registration No. 333-72583) filed with the SEC on March 8, 1999.