Form 10-K/A
period 2003-12-31
CALPINE CORP
filed 2004-09-13
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

FORM 10-K

ANNUAL REPORT
For the Year Ended December 31, 2003

EXPLANATORY NOTE

      This Amendment No. 1 to the Annual Report on Form 10-K for Calpine Corporation (“Calpine”) for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2004, is being filed in connection with the SEC’s review of Calpine’s registration statement on Form S-3, relating to the resale of 4.75% contingent convertible senior notes sold by Calpine on November 17, 2003 and January 9, 2004, and 1934 Exchange Act filings incorporated by reference thereto. As a result of this review there were no changes to the Consolidated Financial Statements. This Amendment No. 1 does provide, however, revised or expanded disclosure in Part I: Item 1 “Business” and Item 2 “Properties”; Part II: Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 9A “Controls and Procedures”; and Part IV: Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

      Unrelated to the aforementioned review, we have made certain reclassifications to the Consolidated Balance Sheets as described in Note 2 of the Notes to the Consolidated Financial Statements under Reclassifications.

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

      We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

OVERVIEW

      We are a San Jose, California based power company engaged in the development, construction, ownership and operation of power generation facilities and the sale of electricity predominantly in the United States, but also in Canada and the United Kingdom. We were established as a corporation in 1984. We focus on two efficient and clean types of power generation technologies, natural gas-fired combustion turbine and geothermal. We currently lease and operate a significant fleet of geothermal power plants at The Geysers, and have increased our operating portfolio of clean burning natural gas power plants by 17,201 megawatts (“MW”) over the past three years. We have a proven track record in the development of new power facilities and may make acquisitions as opportunities arise. We also have in place an experienced gas production and management team to give us a broad range of fuel sourcing options, and we own over 800 billion cubic feet equivalent (“Bcfe”) of net proved natural gas reserves located in Alberta, Canada as well as in the Sacramento Basin, Rockies and Gulf Coast regions of the United States. Additionally, we own a 25% interest in Calpine Natural Gas Trust, which has proved reserves of approximately 72 Bcfe (18 Bcfe net to Calpine’s equity interest). We are currently capable of producing, net to Calpine’s interest, 215 million cubic feet equivalent (“MMcfe”) of natural gas per day, and Calpine Natural Gas Trust (“CNG Trust”) total production, net of royalties, is currently 25 MMcfe (6.2 MMcfe net to Calpine’s interest) of natural gas per day. Calpine has the first right to purchase all of CNG Trust’s production at market prices.

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

      Our construction organization has assembled an experienced team of construction management professionals to ensure that our projects are built using our standard design specifications reflecting our exacting operational standards. We have established relationships with leading equipment manufacturers for gas turbine generators, steam turbine generators and heat recovery steam generators and other key equipment. We will continue to leverage these capabilities and relationships to ensure that our power plants are completed on time and are the best built and lowest cost energy facilities possible.

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

Near-Term Objectives

      Our ability to adapt as needed to market dynamics has led us to develop a set of near-term strategic objectives that will guide our activities until market fundamentals improve. These include:

•	Continue to focus on our liquidity position as our second highest priority after integrity;

•	Complete our 2004 refinancing program, which includes Calpine Generating Company, LLC (“CalGen”) (see “Recent Developments” for more information), the remaining outstanding 4% Convertible Senior Notes Due 2006, and the Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”);

•	Complete our current construction program and start construction of new projects in strategic locations only when financing is available and attractive returns are expected;

•	Continue to lower operating and overhead costs per megawatt hour produced and improve operating performance with an increasingly efficient power plant fleet; and

•	Utilize our marketing and sales capabilities to selectively increase our power contract portfolio.

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

      Set forth below is certain information regarding our operating power plants and plants under construction as of March 24, 2004.

		Megawatts

					Calpine Net
			With	Calpine Net	Interest
	Number	Baseload	Peaking	Interest	with
	of Plants	Capacity	Capacity	Baseload	Peaking

In operation
Geothermal power plants	19	850	850	850	850
Gas-fired power plants	68	18,941	23,347	17,104	21,356
Under construction
New facilities	12	6,057	7,028	6,057	7,028
Expansion project	—	438	657	438	657

Total	99	26,286	31,882	24,449	29,891

Operating Power Plants

	Country,					Calpine Net
	US		With		Calpine Net	Interest
	State or	Baseload	Peaking	Calpine	Interest	With	Total 2003
	Can.	Capacity	Capacity	Interest	Baseload	Peaking	Generation
Power Plant	Province	(MW)	(MW)	Percentage	(MW)	(MW)	MWh(1)

Geothermal Power Plants
Sonoma County (12 plants)	CA	512.0	512.0	100.0%	512.0	512.0	4,022,608
Lake County (2 plants)	CA	145.0	145.0	100.0%	145.0	145.0	1,202,592
Calistoga	CA	73.0	73.0	100.0%	73.0	73.0	615,960
Sonoma	CA	53.0	53.0	100.0%	53.0	53.0	350,317
West Ford Flat	CA	27.0	27.0	100.0%	27.0	27.0	237,225
Bear Canyon	CA	20.0	20.0	100.0%	20.0	20.0	157,028
Aidlin	CA	20.0	20.0	100.0%	20.0	20.0	146,448

Total Geothermal Power Plants (19)		850.0	850.0		850.0	850.0	6,732,178

Gas-Fired Power Plants
Saltend Energy Centre	UK	1,200.0	1,200.0	100.0%	1,200.0	1,200.0	9,095,929
Acadia Energy Center	LA	1,080.0	1,160.0	50.0%	540.0	580.0	2,259,944
Oneta Energy Center	OK	994.0	994.0	100.0%	994.0	994.0	611,992
Freestone Energy Center	TX	1,022.0	1,022.0	100.0%	1,022.0	1,022.0	4,930,706
Broad River Energy Center	SC	—	840.0	100.0%	—	840.0	206,078
Delta Energy Center	CA	799.0	882.0	100.0%	799.0	882.0	5,440,349
Baytown Energy Center	TX	742.0	830.0	100.0%	742.0	830.0	5,045,069
Morgan Energy Center	AL	722.0	852.0	100.0%	722.0	852.0	95,457
Pasadena Power Plant	TX	751.0	787.0	100.0%	751.0	787.0	4,080,123
Magic Valley Generating Station	TX	700.0	751.0	100.0%	700.0	751.0	2,683,274
Decatur Energy Center	AL	692.0	838.0	100.0%	692.0	838.0	429,220
Hermiston Power Project	OR	546.0	642.0	100.0%	546.0	642.0	2,615,001
Channel Energy Center	TX	527.0	574.0	100.0%	527.0	574.0	3,144,479
Aries Power Project	MO	516.0	591.0	50.0%	258.0	295.5	791,065
South Point Energy Center	AZ	520.0	530.0	100.0%	520.0	530.0	2,944,368
Los Medanos Energy Center	CA	497.0	566.0	100.0%	497.0	566.0	3,344,159
Sutter Energy Center	CA	535.0	543.0	100.0%	535.0	543.0	3,234,514

	Country,					Calpine Net
	US		With		Calpine Net	Interest
	State or	Baseload	Peaking	Calpine	Interest	With	Total 2003
	Can.	Capacity	Capacity	Interest	Baseload	Peaking	Generation
Power Plant	Province	(MW)	(MW)	Percentage	(MW)	(MW)	MWh(1)

Lost Pines 1 Power Project(2)	TX	—	—	0.0%	—	—	3,101,574
Ontelaunee Energy Center	PA	561.0	584.0	100.0%	561.0	584.0	863,253
Westbrook Energy Center	ME	528.0	528.0	100.0%	528.0	528.0	3,307,527
Corpus Christi Energy Center	TX	414.0	537.0	100.0%	414.0	537.0	1,854,208
Hidalgo Energy Center	TX	502.0	502.0	78.5%	394.1	394.1	1,743,360
Carville Energy Center	LA	455.0	531.0	100.0%	455.0	531.0	1,697,994
Texas City Power Plant	TX	465.0	471.0	100.0%	465.0	471.0	2,446,410
RockGen Energy Center	WI	—	460.0	100.0%	—	460.0	223,977
Deer Park Energy Center, Phases 1 and 1a	TX	354.0	362.0	100.0%	354.0	362.0	1,823,311
Clear Lake Power Plant	TX	335.0	412.0	100.0%	335.0	412.0	1,918,603
Zion Energy Center	IL	—	513.0	100.0%	—	513.0	74,781
Santa Rosa Energy Center	FL	250.0	250.0	100.0%	250.0	250.0	22,706
Blue Spruce Energy Center	CO	—	300.0	100.0%	—	300.0	290,410
Calgary Energy Centre	AB	250.0	300.0	30.0%	75.0	90.0	731,449
Rumford Power Plant	ME	237.0	251.0	100.0%	237.0	251.0	1,547,533
Hog Bayou Energy Center	AL	246.6	246.6	100.0%	246.6	246.6	122,762
Tiverton Power Plant	RI	240.0	240.0	100.0%	240.0	240.0	1,689,698
Gordonsville Power Plant(3)	VA	—	—	0.0%	—	—	155,402
Island Cogeneration	BC	230.0	230.0	30.0%	69.0	69.0	1,487,028
Pine Bluff Energy Center	AR	213.3	213.3	100.0%	213.3	213.3	1,503,735
Los Esteros Critical Energy Center	CA	—	180.0	100.0%	—	180.0	164,251
Morris Power Plant	IL	155.0	177.5	86.0%	134.0	146.4	484,971
Dighton Power Plant	MA	162.0	168.0	100.0%	162.0	168.0	449,781
Androscoggin Energy Center	ME	160.0	160.0	32.3%	51.7	51.7	796,172
Auburndale Power Plant	FL	143.0	153.0	30.0%	42.9	45.9	1,094,795
Grays Ferry Power Plant	PA	143.0	148.0	40.0%	57.2	59.2	765,609
Gilroy Peaking Energy Center	CA	—	135.0	100.0%	—	135.0	69,338
Gilroy Power Plant	CA	112.0	131.0	100.0%	112.0	131.0	184,603
Pryor Power Plant	OK	109.0	124.0	80.0%	87.2	99.2	331,035
Sumas Power Plant	WA	120.0	122.0	0.1%	0.1	0.1	943,343
Parlin Power Plant	NJ	89.0	118.0	80.0%	71.2	94.4	84,825
Auburndale Peaking Energy Center	FL	—	115.0	100.0%	—	115.0	36,067
King City Power Plant	CA	103.0	115.0	40.0%	41.2	46.0	928,484
Kennedy International Airport Power Plant (“KIAC”)	NY	95.0	105.0	100.0%	95.0	105.0	581,122
Bethpage Power Plant	NY	52.0	53.7	100.0%	52.0	53.7	423,104
Bethpage Peaking Energy Center	NY	—	48.0	100.0%	—	48.0	97,005
Pittsburg Power Plant	CA	64.0	71.0	100.0%	64.0	71.0	239,991
Newark Power Plant	NJ	47.0	58.0	80.0%	37.6	46.4	376,911
Greenleaf 1 Power Plant	CA	50.0	50.0	100.0%	50.0	50.0	388,939
Greenleaf 2 Power Plant	CA	50.0	50.0	100.0%	50.0	50.0	363,320
Whitby Cogeneration	ON	50.0	50.0	15.0%	7.5	7.5	344,648
King City Peaking Energy Center	CA	—	45.0	100.0%	—	45.0	17,436

	Country,					Calpine Net
	US		With		Calpine Net	Interest
	State or	Baseload	Peaking	Calpine	Interest	With	Total 2003
	Can.	Capacity	Capacity	Interest	Baseload	Peaking	Generation
Power Plant	Province	(MW)	(MW)	Percentage	(MW)	(MW)	MWh(1)

Yuba City Energy Center	CA	—	45.0	100.0%	—	45.0	19,078
Feather River Energy Center	CA	—	45.0	100.0%	—	45.0	15,745
Creed Energy Center	CA	—	45.0	100.0%	—	45.0	14,266
Lambie Energy Center	CA	—	45.0	100.0%	—	45.0	14,140
Wolfskill Energy Center	CA	—	45.0	100.0%	—	45.0	16,820
Goose Haven Energy Center	CA	—	45.0	100.0%	—	45.0	13,524
Riverview Energy Center	CA	—	45.0	100.0%	—	45.0	15,693
Stony Brook Power Plant	NY	36.0	40.0	100.0%	36.0	40.0	346,971
Watsonville Power Plant	CA	29.0	30.0	100.0%	29.0	30.0	211,755
Agnews Power Plant	CA	26.5	28.6	100.0%	26.5	28.6	219,153
Philadelphia Water Project	PA	22.0	23.0	66.4%	14.6	15.3	—

Total Gas-Fired Power Plants (68)		18,941.4	23,346.7		17,103.7	21,355.9	87,610,343

Total Operating Power Plants (87)		19,791.4	24,196.7		17,953.7	22,205.9	94,342,521

Consolidated Projects including plants with operating leases		17,722.4	21,965.7		17,039.2	21,211.9
Equity (Unconsolidated) Projects		2,069.0	2,231.0		914.5	994.0

(1)	Generation MWh is shown here as 100% of each plant’s gross generation in megawatt hours (“MWh”).

(2)	This facility is presented here only to state the facility’s generation in MWh for 2003. This facility was sold in January 2004. See Note 10 of the Notes to Consolidated Financial Statements for more information regarding the sale of this facility.

(3)	This facility is presented here only to state the facility’s generation in MWh through November 26, 2003, the date it was sold. See Note 7 of the Notes to Consolidated Financial Statements for more information regarding the sale of this facility.

Projects Under Construction (All gas-fired)

	Country,					Calpine Net
	US		With		Calpine Net	Interest
	State or	Baseload	Peaking	Calpine	Interest	With
	Can.	Capacity	Capacity	Interest	Baseload	Peaking
Power Plant	Province	(MW)	(MW)	Percentage	(MW)	(MW)

Projects Under Construction
Deer Park Energy Center*	TX	438.0	657.0	100.0%	438.0	657.0
Hillabee Energy Center	AL	710.0	770.0	100.0%	710.0	770.0
Pastoria Energy Center	CA	759.0	769.0	100.0%	759.0	769.0
Fremont Energy Center	OH	550.0	700.0	100.0%	550.0	700.0
Columbia Energy Center	SC	464.0	641.0	100.0%	464.0	641.0
Riverside Energy Center	WI	518.0	602.0	100.0%	518.0	602.0
Metcalf Energy Center	CA	556.0	602.0	100.0%	556.0	602.0
Osprey Energy Center	FL	530.0	609.0	100.0%	530.0	609.0
Washington Parish Energy Center	LA	509.0	565.0	100.0%	509.0	565.0
Otay Mesa Energy Center	CA	510.0	593.0	100.0%	510.0	593.0
Rocky Mountain Energy Center	CO	479.0	601.0	100.0%	479.0	601.0
Goldendale Energy Center	WA	237.0	271.0	100.0%	237.0	271.0
Fox Energy Center	WI	235.0	305.0	100.0%	235.0	305.0

Total Projects Under Construction		6,495.0	7,685		6,495.0	7,685.0

*	Expansion project.

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

      Metcalf Energy Center. On April 30, 1999, we submitted an Application for Certification with the California Energy Commission (“CEC”) to build, own and operate the Metcalf Energy Center, a 602-mega-

watt natural gas-fired electricity generating facility located in San Jose, California. The CEC permit was approved on September 21, 2001. Construction of the facility began in June 2002, and commercial operation is anticipated to commence in the summer of 2005.

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

      We utilize derivatives, which are defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” to include many physical commodity contracts and commodity financial instruments such as exchange-traded swaps and forward contracts, to optimize the returns that we are able to achieve from our power and gas assets. From time to time we have entered into contracts considered energy trading contracts under Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” However, our risk managers have low capital at risk and value at risk limits for energy trading, and our risk management policy limits, at any given time, our net sales of power to our generation capacity and limits our net purchases of gas to our fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets. Derivative commodity instruments are accounted for under the requirements of SFAS No. 133. The EITF reached a consensus under EITF Issue No. 02-3 that gains and losses on derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. In addition we present on a net basis certain types of hedging, balancing and optimization revenues and costs of revenue under EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in EITF Issue No. 02-3: ‘Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities’ ” (“EITF Issue No. 03-11”), which we adopted prospectively on October 1, 2003. See Item 7. “Management’s Discussion and Analysis — Impact of Recent Accounting Pronouncements” and Note 2 to the Consolidated Financial Statements for a discussion of the effects of adopting this standard.

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

Western Energy Markets

      There was significant price volatility in both wholesale electricity and gas markets in the Western United States for much of calendar year 2000 and extending through the second quarter of 2001. Due to a number of factors, including drier than expected weather, which led to lower than normal hydro-electric capacity in California and the Northwestern United States, inadequate natural gas pipeline and electric generation capacity to meet higher than anticipated energy demand in the region, the inability of the California utilities to manage their exposure to such price volatility due to regulatory and financial constraints, and evolving market structures in California, prices for electricity and natural gas were much higher than anticipated. A number of federal and state investigations and proceedings were commenced to address the crisis.

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

      Our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due on our senior notes or our $500.0 million secured working capital credit facility and do not guarantee the payment of interest on or principal of such debt. The right of the holders of such debt to receive any assets of any of our subsidiaries or other affiliates upon our liquidation or reorganization will be subordinated to the claims of any subsidiaries’ or other affiliates’ creditors (including trade creditors and holders of debt issued by our subsidiaries or affiliates). As of December 31, 2003, our subsidiaries had $4.3 billion of secured construction/ project financing. We may utilize project financing when appropriate in the future, and this financing will be effectively senior to our secured and unsecured debt.

      The senior note indentures and our senior secured credit facilities impose limitations on our ability and the ability of our subsidiaries to incur additional indebtedness. However, the senior note indentures do not limit the amount of construction/ project financing that our subsidiaries may incur to finance the acquisition and development of new power generation facilities. The senior secured credit facilities do impose limitations on certain types of non-recourse financings.

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

      In certain situations, power sales agreements (“PSAs”) entered into with a utility early in the development phase of a project may enable the utility to terminate the PSA or to retain security posted as liquidated damages under the PSA. Currently, six of our 12 projects under construction are party to PSAs containing such provisions and could be materially affected if these provisions were triggered. The six projects are our Freeport, Valladolid, Mankato, Bethpage, Fox and Otay Mesa facilities. The situations that could allow a utility to terminate a PSA or retain posted security as liquidated damages include:

•	the cessation or abandonment of the development, construction, maintenance or operation of the facility;

•	failure of the facility to achieve construction milestones by agreed upon deadlines, subject to extensions due to force majeure events;

•	failure of the facility to achieve commercial operation by agreed upon deadlines, subject to extensions due to force majeure events;

•	failure of the facility to have achieved certain output minimums;

•	failure by the facility to make any of the payments owing to the utility under the PSA or to establish, maintain, restore, extend the term of, or increase the posted security if required by the PSA;

•	a material breach of a representation or warranty or failure by the facility to observe, comply with or perform any other material obligation under the PSA;

•	failure of the facility to obtain material permits and regulatory approvals by agreed upon deadlines; or

•	the liquidation, dissolution, insolvency or bankruptcy of the facility.

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

Market

      We depend on our electricity and thermal energy customers. Our systems of power generation facilities rely on one or more power sales agreements with one or more utilities or other customers for a substantial portion of our revenue. While electricity is a fungible commodity and the loss of any one customer could be mitigated by selling our power into the market, some of our contracts contain pricing provisions more favorable than those that could be obtained currently in the market. The loss of any of our contracts with such favorable pricing provisions would negatively affect our margins. In addition, sales of electricity to one customer during 2003, DWR, comprised approximately 14% of our total revenue that year. After aggregating our power sales agreements by specific counterparty, DWR is currently the only significant customer based on revenues within our portfolio of existing power sales agreements. Additionally, all of our contracts with DWR contain termination provisions consistent with those standard in the industry. For further information on our revenues and receivables from DWR, see Note 21 of the Notes to Consolidated Financial Statements. The loss of significant power sales agreements with DWR or an adverse change in DWR’s ability to pay for power delivered under our contracts could have a negative effect on our results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales agreement could have a negative effect on the cash flow available to us and on our results of operations.

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

      We may be required to make refund payments to the CalPX and CAISO as a result of the California Refund Proceeding. On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by San Diego Gas & Electric Company under Section 206 of the Federal Power Act alleging, among other things, that the markets operated by the California Independent System Operator (“CAISO”) and the California Power Exchange (“CalPX”) were dysfunctional. In addition to commencing an inquiry regarding the market structure, FERC established a refund effective period of October 2, 2000, to June 19, 2001, for sales made into those markets.

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

      We have been issued a show cause order in connection with the FERC investigation into western markets regarding the CalPX and CAISO tariffs and may be found liable for payments thereunder. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western

United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. FERC has stated that it may use the information gathered in connection with the investigation to determine how to proceed on any existing or future complaint brought under Section 206 of the Federal Power Act involving long-term power contracts entered into in the West since January 1, 2000, or to initiate a Federal Power Act Section 206 or Natural Gas Act Section 5 proceeding on its own initiative. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the “Initial Report”), summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the “Final Report”). The FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may have been in violation of the CAISO’s or CalPX’s tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material.

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

      The energy payments made to us under our QF contracts with PG&E may be retroactively adjusted downward as a result of the CPUC proceeding regarding QF contract pricing for past periods. Our QF contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments for certain QF contracts by determining the short run avoided cost (“SRAC”) energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, we were paid based upon the CalPX zonal day-ahead clearing price (“CalPX Price”) from summer 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the CalPX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. We believe that the CalPX Price was the appropriate price for energy payments but there can be no assurance that this will be the outcome of the CPUC proceedings.

      The availability payments made to us under our Geysers’ Reliability Must Run contracts have been challenged by certain buyers as having been not just and reasonable. California Independent System Operator, California Electricity Oversight Board, Public Utilities Commission of the State of California, Pacific Gas and Electric Company, San Diego Gas & Electric Company, and Southern California Edison (collectively referred to as the “Buyers Coalition”) filed a complaint on November 2, 2001 at the FERC requesting the commencement of a Federal Power Act Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of “reliability must run” contracts (“RMR Contracts”) with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by the FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. To date, FERC has not established a Section 206 proceeding. The outcome of this litigation and the impact on our business cannot be determined at the present time.

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

Other Risk Factors

      We depend on our management and employees. Our success is largely dependent on the skills, experience and efforts of our people. While we believe that we have excellent depth throughout all levels of management and in all key skill levels of our employees, the loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial conditions and results of operations and future growth. We have employment agreements with certain of our key employees, including our Chief Executive Officer and Chief Financial Officer.

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

      We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized in “Item 3. Legal Proceedings.” These matters include securities class action lawsuits, such as Hawaii Structural Ironworkers Pension Fund v. Calpine et al., which relates to our April 2002 equity offering and also named the underwriters of that offering as defendants. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to our financial condition and results of operations.

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

SUMMARY OF KEY ACTIVITIES

Finance

      New Issuances by Calpine Corporation and certain of its wholly owned subsidiaries:

Date	Amount	Description

2/13/03	Cdn $153.3 million (US $100.9 million)	Closed a secondary offering for the Calpine Power Income Fund
6/13/03	$802.2 million	Power Contract Financing, L.L.C., completed an offering of $339.9 million aggregate principal amount of 5.2% Senior Secured Notes Due 2006 and $462.3 million aggregate principal amount of 6.256% Senior Secured Notes Due 2010
7/16/03	$3.3 billion	Completed an offering of a $750.0 million floating rate term loan, $500.0 of million Second Priority Senior Secured Floating Rate Notes Due 2007, $1.15 billion aggregate principal amount of 8.5% Second Priority Senior Secured Notes Due 2010, and $900.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes Due 2013
7/16/03	$500.0 million	Completed a $300.0 million two-year working capital revolver and a $200.0 million four-year term loan
7/16/03	$200.0 million	Entered into a cash collateralized letter of credit facility for up to $200.0 million
8/14/03	$750.0 million	CCFC I and CCFC Finance Corp. completed an offering of $385.0 million aggregate principal amount of First Priority Floating Rate Secured Institutional Term Loans Due 2009, as well as $365.0 million aggregate principal amount of Second Priority Secured Floating Rate Notes Due 2011
8/25/03	$230.0 million	Completed non-recourse project financing for Riverside Energy Center
9/25/03	$50.0 million	CCFC I and CCFC Finance Corp. completed an offering of an additional $50.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes Due 2011
9/30/03	$301.7 million	Gilroy Energy Center, LLC, completed an offering of 4% Senior Secured Notes Due 2011
10/6/03	$120.0 million	Calpine Power Income Fund obtained an extendible revolving term credit facility
10/15/03	Cdn $184.5 million (US $139.4 million)	Completed initial public offering of Calpine Natural Gas Trust
11/7/03	$140.0 million	Completed a non-recourse term loan for Blue Spruce Energy Center
11/17/03	$650.0 million	Completed offering of 4 3/4% Contingent Convertible Senior Notes Due 2023
11/18/03	$400.0 million	Completed offering of 9 7/8% Second Priority Senior Secured Notes Offering Due 2011

      Repurchases/ Repayments:

Date	Amount	Description

7/03	$949.6 million	Repaid outstanding balance under our $1.0 billion secured term credit facility
7/03	$555.5 million	Repaid outstanding balance on certain of our revolving credit facilities
7/03	$50.0 million	Repaid the outstanding balance on our California peaker financing
8/03	$880.1 million	Repaid the outstanding balance on our CCFC I project financing

Date	Amount	Description

6/03-12/03	$1.9 billion	Repurchased various debt securities
9/03-10/03	$182.5 million	Exchanged debt securities and HIGH TIDES for common stock in privately negotiated transactions

      Other:

Date	Description

1/7/03	Entered into renegotiated power purchase and sales agreements with PG&E and DWR
1/21/03	Entered into a 16-year power purchase and sale agreement with Long Island Power Authority
1/27/03	Entered into a 3-year power purchase agreement with Nevada Power Company, a subsidiary of Sierra Pacific Resources
2/26/03	Federal Energy Regulatory Commission approved a Reliability Must-Run Settlement Agreement
3/17/03	Entered into a long-term power sales agreement with Southern California Edison
4/29/03	Completed sale of a preferred interest in a subsidiary that leases and operates King City Power Plant for $82.0 million
5/9/03	Entered into a two-year agreement to provide up to 300 megawatts of power to Brazos Electric Power Cooperative, Inc.
5/12/03	Completed the contract monetization and restructuring of our interest in Acadia Energy Center
5/15/03	Completed $82.8 million monetization of an existing power sales agreement with the Bonneville Power Administration
6/2/03	Standard & Poor’s downgraded the corporate credit rating to B from BB
7/17/03	Standard & Poor’s placed our corporate rating (currently rated at B), senior unsecured debt rating (currently at CCC+), preferred stock rating (currently at CCC), bank loan rating (currently at B) and second priority senior secured debt rating (currently at B) under review for possible downgrade
7/23/03	Fitch, Inc. downgraded the rating on long-term senior unsecured debt from B+ to B- (with a stable outlook) and preferred stock rating from B- to CCC (with a stable outlook), and initiated coverage of our senior secured debt rating at BB- (with a stable outlook)
8/7/03	Bankruptcy court approved final settlement with Enron resulting in our recording other revenue of $67.3 million
9/3/03	Completed sale of a 70-percent interest in Auburndale Power Plant to Pomifer Power Funding, LLC, a subsidiary of ArcLight Energy Partners Fund 1, L.P., for $88.0 million
9/30/03	Received funding on a third party preferred equity investment in GEC Holdings, LLC
10/20/03	Moody’s downgraded the rating on long-term senior unsecured debt from B1 to Caa1 (with a stable outlook) and senior implied rating from Ba3 to B2 (with a stable outlook). The ratings on senior unsecured debt, senior unsecured convertible debt and convertible preferred securities were also lowered (with a stable outlook) from B1 to Caa1, from B1 to Caa1 and from B2 to Caa3, respectively
10/23/03	Entered into a 2-year agreement to supply electricity to Reliant Energy Electric Solutions, LLC
11/26/03	Completed sale of unconsolidated investment in Gordonsville Power Plant for $36.2 million cash payment
12/2/03	Entered into a one-year agreement to provide up to 155 megawatts of power to Utility Choice Electric
12/4/03	Completed monetization of PG&E note receivable for $133.4 million

Power Plant Development and Construction

Date	Project	Description

1/03	Goose Haven Energy Center	Commercial Operation
1/03	Lambie Energy Center	Commercial Operation
1/03	Creed Energy Center	Commercial Operation
3/03	Los Esteros Energy Center	Commercial Operation
3/03	Wolfskill Energy Center	Commercial Operation
4/03	Blue Spruce Energy Center	Commercial Operation
4/03	Calgary Energy Center	Commercial Operation
5/03	Riverview Energy Center	Commercial Operation
6/03	Carville Energy Center	Commercial Operation
6/03	Santa Rosa Energy Center	Commercial Operation
6/03	Oneta Energy Center, Phase II	Commercial Operation
6/03	Deer Park Energy Center, Phases I and IA	Commercial Operation
6/03	Decatur Energy Center, Phase I	Commercial Operation
6/03	Morgan Energy Center, Units 2 and 3	Commercial Operation
6/03	Zion Energy Center Expansion, Unit 3	Commercial Operation

Turbine Restructuring Program

Date of	Reduction in
Announcement	Capital Spending	Earnings Effect

2/11/03	$3.4 billion	Pre-tax charge of approximately $207.4 million in the quarter ended December 31, 2002

     Annual Meeting of Stockholders on May 28, 2003

     Stockholders’ Voting Results

•	Election of Jeffrey E. Garten, George J. Stathakis and John O. Wilson as Class I Directors for a three-year term expiring 2006

•	Proposal that the Board of Directors be requested to redeem the stockholders right plan unless such plan is approved by a majority vote of the stockholders to be held as soon as may be practicable — approved

•	Proposal that the Board of Directors take the necessary steps to declassify the Board of Directors for the purpose of establishing elections for directors — approved

•	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2003

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

      Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated future development costs associated with proved producing and non-producing plus proved undeveloped reserves as of December 31, 2003, totaled approximately $222 million. No estimates of total, proved net oil or gas reserves were filed with or included in reports to any other federal authority or agency (other than the Securities and Exchange Commission) since January 1, 2003.

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

	With Hedges			Without Hedges

	2003	2002	2001	2003	2002	2001

UNITED STATES
Sales price
Natural gas (per Mcf)(1)	$5.30	$3.14	$4.90	$5.30	$3.06	$4.81
Oil and condensate (per barrel)	$29.64	$21.58	$23.30	$29.64	$21.58	$23.30
Natural gas liquids (per barrel)	$18.42	$13.35	$15.67	$18.42	$13.35	$15.67
Production cost (per Mcfe)(2)	$0.61	$0.50	$0.53	$0.61	$0.50	$0.53

	With Hedges			Without Hedges

	2003	2002	2001	2003	2002	2001

CANADA
Sales price
Natural gas (per Mcf)	$4.81	$2.44	$3.17	$4.81	$2.44	$3.25
Oil and condensate (per barrel)	$26.01	$21.95	$20.49	$28.72	$22.29	$20.16
Natural gas liquids (per barrel)	$26.31	$18.48	$20.96	$26.31	$18.48	$20.96
Production cost (per Mcfe)	$0.96	$0.60	$0.53	$0.96	$0.60	$0.53
TOTAL
Sales price
Natural gas (per Mcf)	$5.13	$2.76	$3.76	$5.13	$2.72	$3.78
Oil and condensate (per barrel)	$27.46	$21.90	$20.69	$29.08	$22.20	$20.38
Natural gas liquids (per barrel)	$26.10	$18.35	$20.90	$26.10	$18.35	$20.90
Production cost (per Mcfe)	$0.75	$0.56	$0.53	$0.75	$0.56	$0.53

(1)	Thousand cubic feet.

(2)	Thousand cubic feet equivalent.

Item 3.	Legal Proceedings

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

	Years Ended December 31,
Reconciliation of GAAP cash provided from operating activities
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

For the year ended December 31, 2003 EBITDA, as adjusted, includes a $180.9 million (net of tax) gain from the cumulative effect of a change in accounting principle and a $278.6 million gain from the repurchase of debt, offset by approximately $273.0 million of certain charges, consisting primarily of foreign currency transaction losses, equipment cancellation and impairment costs, certain mark-to-market activity, and minority interest expense, some of which required, or will require cash settlement. EBITDA, as adjusted for the year ended December 31, 2002 includes a non-cash equipment cancellation charge of $404.7 million, a $118.0 million gain on the repurchase of debt, and approximately $55.0 million of certain charges, some of which required, or will require cash settlement.

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
	Nine Months Ended
	September 30, 2003	2002	2001

		(In thousands)
Sales to NEPOOL from power we generated	$258,945	$294,634	$285,706
Sales to NEPOOL from hedging and other activity	117,345	106,861	165,416

Total sales to NEPOOL	$376,290	$401,495	$451,122
Total purchases from NEPOOL	$310,025	$360,113	$413,875

      (The statement of operations data information and the balance sheet data information contained in the Selected Financial Data is derived from the audited Consolidated Financial Statements of Calpine Corpora-

tion and Subsidiaries. See the Notes to the Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition — Results of Operation” for additional information.)

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

      Electricity and steam revenue increased as we completed construction and brought into operation 5 new baseload power plants, 7 new peaker facilities and 3 project expansions in 2003. Average megawatts in operation of our consolidated plants increased by 40% to 20,092 MW while generation increased by 13%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 53% in 2003 from 65% in 2002 primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting oversupply conditions which are expected to gradually work off over the next several years (this caused us to cycle off certain of our merchant plants without contracts in off-peak hours) and to a lesser extent due to unscheduled outages caused by equipment problems at certain of our plants in the first half of 2003. Average realized electricity prices, before the effects of hedging, balancing and optimization, increased to $56.97/ MWh in 2003 from $44.28/ MWh in 2002.

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

      Royalty expense increased primarily due to the accrual of $5.3 in 2003 vs. $0 in 2002 for payments to the previous owner of the Texas City and Clear Lake Power Plants based on a percentage of gross revenues at these two natural gas-fired plants. Additionally, royalties increased by $2.0 due to an increase in electric revenues at The Geysers geothermal plants, where we pay royalties to geothermal property owners, mostly as a percentage of geothermal electricity revenues. Approximately 78% of the royalty expense for 2003 is attributable to such geothermal royalties.

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

(Income)/ Expenses

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

      Other income during 2003 is comprised primarily of gains of $62.2 on the sale of oil and gas assets to Calpine Natural Gas Trust and $57.0 from the termination of a power contract at our RockGen Energy Center. This income was offset primarily by $33.3 of foreign exchange transaction losses and $12.5 of letter of credit fees. The foreign exchange transaction losses recognized into income were mainly due to a strong Canadian dollar during 2003. In 2002 the primary contribution to other income was a $41.5 gain on the termination of a power sales agreement.

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

      Plant operating expense, interest expense and depreciation were higher due to the additional plants in operation. In 2003 generation did not increase commensurately with new average capacity coming on line (lower baseload capacity factor). Because of that and due to lower spark spreads per MWh, our spark spread margins did not keep pace with the additional operating and depreciation costs associated with the new capacity, and gross profit for the year ended December 31, 2003, decreased approximately 16.9%, compared to the same period in 2002. During 2003 overall financial results significantly benefited from $278.6 of net pre-tax gains recorded in connection with the repurchase of various issuances of debt and preferred securities at a discount, and a gain of $52.8 from the termination of the AMS power contract at the Acadia Energy Center, a gain of $57.0 from the termination of a power contract at the RockGen Energy Center, a gain of $62.2 from the sale of oil and gas assets to the Calpine Natural Gas Trust and an after-tax gain of $180.9 due to the cumulative effect of changes in accounting principle.

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

      Electricity and steam revenue increased as we completed construction and brought into operation 11 new baseload power plants, 7 new peaker facilities and 3 project expansions in 2002. Average megawatts in operation of our consolidated plants increased by 84% to 14,346 MW while generation increased by 72%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 65% in 2002 from 70% in 2001 primarily because of the increased impact of unattractive off peak market spark spreads in certain areas, which caused us to cycle off certain of our merchants plants without contracts in off peak hours. The overall increase in generation was partially offset by lower average pricing, which dropped 21% as average realized electricity prices, before the effects of hedging, balancing and optimization, declined to $44.28/MWh in 2002 from $56.27/MWh in 2001.

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

	2002	2001	$ Change	% Change

Equipment cancellation impairment cost	$404.7	$—	$404.7	—%

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

      The increase was attributable to continued growth in personnel and associated overhead costs necessary to support the overall growth in our operations. In addition we incurred $13.7 of severance costs and the write-off of excess office space due to the reduction of our work force during 2002. Sales, general and administrative expense expressed per MWh of generation decreased to $3.15/MWh in 2002 from $3.55/MWh in 2001.

	2002	2001	$ Change	% Change

Merger expense	$—	$41.6	$(41.6)	—%

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

	2002	2001	$ Change	% Change

Cumulative effect of a change in accounting principle, net of tax	$—	$1.0	$(1.0)	—%

      In 2001 the $1.0 of additional income (net of tax of $0.7), is due to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Net Income

	2002	2001	$ Change	% Change

Net income	$118.6	$623.5	$(504.9)	(81.0)%

      The decrease in net income reflects a $216.5 decrease in gross profit resulting primarily from lower spark spreads per MWh, which more than offset the positive effects of the increase in generation volume. In 2002 generation did not increase in line with new average capacity coming on line (lower base load capacity factor) and spark spread margins did not keep pace with the additional operating and depreciation costs associated with the new capacity. It also reflects $130.2 lower mark-to-market revenue in 2002. Additionally, we recorded $404.7 in turbine cancellation and impairment charges in 2002, and interest expense increased by $217.1 as more plants entered commercial operations and interest ceased being capitalized on them at that time. Finally, we experienced $78.5 higher general and administrative expense in 2002 due to the dramatic growth in our operations. These factors were mitigated by a $312.5 reduction in income tax expense and a $114.8 net pre-tax gain from receipt of senior notes in consideration for an asset sale discussed above.

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

      Working Capital — At December 31, 2002, we had a negative working capital balance of approximately $1.4 billion due primarily to the classification as a current liability of the outstanding CCFC I construction revolving credit facility balance of $970.1 million, which was successfully refinanced in August 2003.

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

      Performance Indicators — We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) our debt-to-capital ratio; (b) various interest coverage ratios; (c) our credit and debt ratings by the rating agencies; (d) the trading prices of our senior notes in the capital markets; (e) the price of our common stock on The New York Stock Exchange; (f) our anticipated capital requirements over the coming quarters and years; (g) the profitability of our operations; (h) the non- GAAP financial measures and other performance metrics discussed in “Performance Metrics” below; (i) our cash balances and remaining capacity under existing revolving credit construction and general purpose credit facilities; (j) compliance with covenants in existing debt facilities; (k) progress in raising new or replacement capital; and (l) the stability of future contractual cash flows.

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

      We have guaranteed the principal payment of $2.4 billion and $2.7 billion, respectively, of senior notes as of December 31, 2003 and 2002, for two wholly owned finance subsidiaries of Calpine, Calpine Canada Energy Finance ULC and Calpine Canada Energy Finance II ULC. As of December 31, 2003, we have guaranteed $291.6 million and $289.1 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant and $301.0 million and $388.9 million, respectively, as of December 31, 2002, for these power plants. As of December 31, 2003 and 2002, we have also guaranteed $35.6 million and $38.0 million, respectively, of other miscellaneous debt. All of the guaranteed debt is recorded on our Consolidated Balance Sheet.

      Contractual Obligations — Our contractual obligations as of December 31, 2003, are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Other long-term liabilities reflected on the Consolidated Balance Sheet	$130,593	$11,619	$11,565	$3,918	$3,519	$60,248	$221,462

Total operating lease obligations(8)	$291,764	$274,672	$260,564	$260,045	$257,570	$2,650,772	$3,995,387

Debt:
Unsecured Senior Notes(3)	$—	$224,679	$381,188	$380,240	$2,384,529	$2,124,583	$5,495,219
Second Priority Senior Secured Notes(3)	12,500	12,500	12,500	1,209,375	—	2,442,159	3,689,034
First Priority Senior Secured Notes(3)	2,000	2,000	2,000	193,500	—	—	199,500

Total Senior Notes	14,500	239,179	395,688	1,783,115	2,384,529	4,566,742	9,383,753

	2004	2005	2006	2007	2008	Thereafter	Total

Convertible Senior Notes Due 2006 and 2023(3)(5)	—	—	660,059	—	—	650,000	1,310,059
Notes payable and borrowings under lines of credit(2)(4)	247,425	175,297	179,791	134,963	97,806	160,197	995,479
Notes payable to Calpine Capital Trusts(3)	—	—	—	—	—	1,153,500	1,153,500
Preferred interests(2)	11,220	18,712	17,679	16,231	18,073	161,717	243,632
Capital lease obligation(2)	4,008	4,407	5,499	5,980	8,369	169,486	197,749
Construction/project financing(2)(6)	65,108	61,285	65,460	237,351	80,024	3,751,524	4,260,752

Total debt(4)	$342,261	$498,880	$1,324,176	$2,177,640	$2,588,801	$10,613,166	$17,544,924

Purchase obligations:
Turbine commitments	$100,186	$18,641	$2,516	$—	$—	$—	$121,343
Commodity purchase obligations(1)	1,145,714	624,664	561,546	502,903	508,546	2,629,699	5,973,072
Land leases	4,489	5,886	6,039	6,179	6,320	384,720	413,633
Long-term service agreements	111,173	59,491	85,807	133,531	104,830	934,653	1,429,485
Costs to complete construction projects	856,953	430,886	231,014	25,141	—	—	1,543,994
Other purchase obligations	19,790	20,134	19,596	19,430	18,934	372,106	469,990

Total purchase obligations(7)	$2,238,305	$1,159,702	$906,518	$687,184	$638,630	$4,321,178	$9,951,517

(1)	The amounts presented here include contracts for the purchase, transportation, or storage of commodities accounted for as executory contracts and therefore not recognized as liabilities on our Consolidated Balance Sheet. See Financial Market Risks for a discussion of our commodity derivative contracts recorded at fair value on our Consolidated Balance Sheet.

(2)	Structured as an obligation(s) of certain subsidiaries of Calpine Corporation without recourse to Calpine Corporation. However, default on these instruments could potentially trigger cross-default provisions in Calpine’s recourse financings.

(3)	An obligation of or with recourse to Calpine Corporation.

(4)	The note payable totaling $132.4 million associated with the sale of the PG&E note receivable to a third party, is excluded from notes payable and borrowings under lines of credit for this purpose as it is a non- cash liability. If the $132.4 million is summed with the $995.5 (total notes payable and borrowings under lines of credit) million from the table above, the total notes payable and borrowings under lines of credit would be $1,127.9 million, which agrees to the Consolidated Balance Sheet sum of the current and long- term notes payable and borrowings under lines of credit balances on the Consolidated Balance Sheet. See Note 8 of the Notes to Consolidated Financial Statements for more information concerning this note. Total debt of $17,544.9 million from the table above summed with the $132.4 million totals $17,677.3 million, which agrees to the total debt amount in Note 17 of the Notes to Consolidated Financial Statements.

(5)	See Note 27 of the Notes to Consolidated Financial Statements for information regarding our repurchases of our 2006 Convertible Senior Notes that occurred subsequent to December 31, 2003.

(6)	Included in the total are guaranteed amounts of $291.6 million and $289.1 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant. See Note 27 of the Notes to Consolidated Financial Statements for information regarding CalGen’s completed offering of secured institutional term loans and secured notes, which refinanced the CalGen facility. As a result of this refinancing, the $2.2 billion balance outstanding at December 31, 2003 on the refinanced CalGen revolving construction financing facility is shown in the table in the thereafter column.

(7)	The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.

(8)	Included in the total are future minimum payments for power plant operating leases, office and equipment leases and two tolling agreements with Acadia Energy Center accounted for as leases (See Note 24 of the Notes to Consolidated Financial Statements for more information).

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

      Our senior notes indentures and our credit facilities contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. We are currently in compliance with all of such financial and other restrictive covenants; however, any failure to comply could give holders of debt under the relevant instrument the right to accelerate the maturity of all debt outstanding thereunder if the default was not cured or waived. In addition, holders of debt under other instruments typically would have cross-acceleration provisions, which would permit them also to elect to accelerate the maturity of their debt if another debt instrument was accelerated upon the occurrence of such an uncured event of default.

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

      On December 4, 2003, we announced that we had sold to a group of institutional investors our right to receive payments from PG&E under the Agreement between PG&E and Calpine Gilroy Cogen, L.P. (“Gilroy”), a California Limited Partnership (PG&E Log No. 08C002) For Termination and Buy-Out of Standard Offer 4 Power Purchase Agreement, executed by PG&E on July 1, 1999 (the “Gilroy Receivable”) under the Gilroy notes receivable from PG&E for $133.4 million in cash. Because the transaction did not satisfy the criteria for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” it is reflected in the Consolidated Financial Statements as a secured financing, with a note payable of $132.4 million. The receivable balance and note payable balance are both reduced as PG&E makes payments to the buyer of the Gilroy Receivable. The $25.1 million difference between the $157.5 million book value of the Gilroy Receivable at the transaction date and the cash received will be recognized as additional interest expense over the repayment term. We will continue to book interest income over the repayment term and interest expense will be accreted on the amortizing note payable balance.

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

Performance Metrics

      In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

•	Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in hedging, balancing and optimization (“HBO”) transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in MWh for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

•	Average availability and average baseload capacity factor or operating rate. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor, sometimes called operating rate, is calculated by dividing (a) total megawatt hours generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average megawatts in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

•	Average heat rate for gas-fired fleet of power plants expressed in Btu’s of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

•	Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased electricity for hedging, balancing, and optimization activity, by (b) total generated MWh in the period.

•	Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of intercompany “equity” gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

•	Average spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.

•	Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both baseload and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

      The table below shows the operating performance metrics discussed above.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Performance Metrics;
Total deliveries of power:
MWh generated	82,423	72,767	42,394
HBO and trading MWh sold	74,837	75,740	54,810

MWh delivered	157,260	148,507	97,204

Average availability	91%	92%	93%
Average baseload capacity factor:
Average total MW in operation	20,092	14,346	7,805
Less: Average MW of pure peakers	2,672	1,708	976

Average baseload MW in operation	17,420	12,638	6,829
Hours in the period	8,760	8,760	8,760
Potential baseload generation	152,599	110,709	59,822
Actual total generation	82,423	72,767	42,394
Less: Actual pure peakers’ generation	1,077	979	542

Actual baseload generation	81,346	71,788	41,852
Average baseload capacity factor	53%	65%	70%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/ KWh):
Not steam adjusted	8,007	7,928	8,203
Steam adjusted	7,253	7,239	7,398
Average all-in realized electric price:
Electricity and steam revenue	$4,695,744	$3,222,202	$2,385,324
Spread on sales of purchased power for hedging and optimization	24,118	527,546	345,834

Adjusted electricity and steam revenue (in thousands)	$4,719,862	$3,749,748	$2,731,158
MWh generated (in thousands)	82,423	72,767	42,394
Average all-in realized electric price per MWh	$57.26	$51.53	$64.42

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Average cost of natural gas:
Cost of oil and natural gas burned by power plants (in thousands)	$2,523,408	$1,703,499	$1,116,857
Fuel cost elimination	374,298	180,375	99,854

Adjusted fuel expense	$2,897,706	$1,883,874	$1,216,711
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	560,508	511,354	288,549
Average cost of natural gas per MMBtu	$5.17	$3.68	$4.22
MWh generated (in thousands)	82,423	72,767	42,394
Average cost of adjusted fuel expense per MWh	$35.16	$25.89	$28.70
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$4,719,862	$3,749,748	$2,731,158
Less: Adjusted fuel expense (in thousands)	2,897,706	1,883,874	1,216,711

Spark spread (in thousands)	$1,822,156	$1,865,874	$1,514,447
MWh generated (in thousands)	82,423	72,767	42,394
Average spark spread per MWh	$22.11	$25.64	$35.72
Add: Equity gas contribution(1)	$202,454	$57,114	$199,196
Spark spread with equity gas benefits (in thousands)	$2,024,610	$1,922,988	$1,713,643
Average spark spread with equity gas benefits per MWh	$24.56	$26.43	$40.42
Average plant operating expense (“POX”) per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	20,092	14,346	7,805
Hours per year	8,760	8,760	8,760
Total potential MWh	176,006	125,671	68,372
Normalized MWh (at 70% capacity factor)	123,204	87,970	47,860
Plant operating expense (POX)	$679,031	$505,971	$324,029
POX per normalized MWh	$5.51	$5.75	$6.77
POX per actual MWh	$8.24	$6.95	$7.64

(1)	Equity gas contribution margin:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Oil and gas sales	$107,662	$120,930	$286,241
Add: Fuel cost eliminated in consolidation	374,298	180,375	99,854

Subtotal	$481,960	$301,305	$386,095
Less: Oil and gas operating expense	106,244	97,501	90,492
Less: Depletion, depreciation and amortization	173,262	146,690	96,407

Equity gas contribution margin	$202,454	$57,114	$199,196
MWh generated (in thousands)	82,423	72,767	42,394
Equity gas contribution margin per MWh	$2.46	$0.78	$4.70

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

(1)	Consists of (a) recognized gains from commodity cash flow hedges of $129.4 million, (represents realized value of cash flow hedge activity of $(38.5) million as disclosed in Note 22 of the Notes to Consolidated Financial Statements, net of terminated derivatives of $(167.9) million) and (b) $24.3 million realized gain on mark-to-market activity, which is reported in the Consolidated Statements of Operations under mark-to-market activities, net.

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

      Collateral Debt Securities — The King City operating lease commitment is supported by collateral debt securities that mature serially in amounts equal to a portion of the semi-annual lease payment. We have the ability and intent to hold these securities to maturity, and as a result, we do not expect a sudden change in market interest rates to have a material effect on the value of the securities at the maturity date. The securities are recorded at an amortized cost of $82.6 million at December 31, 2003. See Note 3 of the Notes to Consolidated Financial Statements. The following tables present our different classes of collateral debt securities by expected maturity date and fair market value as of December 31, 2003 (dollars in thousands):

	Weighted
	Average
	Interest
	Rate	2004	2005	2006	2007	2008	Thereafter	Total

Corporate Debt Securities	7.3%	$6,050	$7,825	$—	$—	$—	$—	$13,875
U.S. Treasury Notes	6.5%	—	1,975	—	—	—	—	1,975
U.S. Treasury Securities (non-interest bearing)	—	—	—	9,700	9,100	9,050	87,100	114,950

Total		$6,050	$9,800	$9,700	$9,100	$9,050	$87,100	$130,800

Fair Market
Value

Corporate Debt Securities	$14,475
U.S. Treasury Notes	2,130
U.S. Treasury Securities (non-interest bearing)	81,775

Total	$98,380

      Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of December 31, 2003 (dollars in thousands):

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

      The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in thousands):

Variable to Fixed Swaps

Fair Value After a
1.0% (100 basis points)
Fair Value as of December 31, 2003	Adverse Interest Rate Change

$(30,630)	$(44,249)

Fixed to Variable Swaps

Fair Value After a
1.0% (100 basis points)
Fair Value as of December 31, 2003	Adverse Interest Rate Change

$(23,741)	$(46,905)

      Currency Exposure — We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar; in most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, “Foreign Currency Translation”, to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at December 31, 2003, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

Impact to
Pre-Tax
Currency Exposure	Net Income

GBP-Euro	$(22,831)
$C-$US	(5,002)
$C-$Euro	(1,546)

      Significant changes in exchange rates will also impact our Cumulative Translation Adjustment (“CTA”) balance when translating the financial statements of our foreign operations from their respective functional currencies into our reporting currency, the U.S. dollar. During 2003, our CTA increased by approximately $200 million primarily due to a weakening of the U.S. dollar of approximately 18% and 10% against the Canadian dollar and Great British Pound, respectively.

      Debt Financing — Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. Certain debt instruments may affect us adversely because of changes in market conditions. We have used two primary forms of debt which are subject to market risk: (1) Variable rate construction/project financing and (2) Other variable-rate instruments. Significant LIBOR increases could have a negative impact on our future interest expense. Our variable-rate construction/ project financing is primarily through CCFC II (renamed CalGen). Borrowings under this credit agreement are used exclusively to fund the construction of our power plants. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/ project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

      The following table summarizes our variable-rate debt exposed to interest rate risk as of December 31, 2003. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	2004	2005	2006	2007	2008	Thereafter	12/31/2003

3-month US$LIBOR weighted average interest rate basis(4)
First Priority Senior Secured Term Loan B Notes Due 2007	$2,000	$2,000	$2,000	$193,500	$—	$—	$199,500

Total of 3-Month US$LIBOR rate debt	2,000	2,000	2,000	193,500	—	—	199,500

1-month US$LIBOR weighted average interest rate basis(4)
Riverside Energy Center Project financing	—	—	—	165,347	—	—	165,347
Thomassen revolving line of credit	609	—	—	—	—	—	609
Calpine Construction Finance Company II, LLC (CCFC II)	—	—	—	—	—	2,200,358	2,200,358

Total of 1-Month US$LIBOR rate debt	609	—	—-	165,347	—	2,200,358	2,366,314

Other
(1)(4)
First Priority Secured Institutional Term Loan Due 2009 (CCFC I)	3,208	3,208	3,208	3,208	3,208	365,351	381,391
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)	—	—	—	—	—	407,598	407,598

Total of variable rate debt as defined at (1) below	3,208	3,208	3,208	3,208	3,208	772,949	788,989
(2)(4)
Second Priority Senior Secured Term Loan B Notes Due 2007	7,500	7,500	7,500	725,625	—	—	748,125

Total of variable rate debt as defined at (2) below	7,500	7,500	7,500	725,625	—	—	748,125
(3)(4)
Second Priority Senior Secured Floating Rate Notes Due 2007	5,000	5,000	5,000	483,750	—	—	498,750
Blue Spruce Energy Center Project financing	—	—	—	—	—	140,000	140,000

Total of variable rate debt as defined at (3) below	5,000	5,000	5,000	483,750	—	140,000	638,750

Total variable-rate construction/project financing and other variable-rate instruments	$18,317	$17,708	$17,708	$1,571,430	$3,208	$3,113,307	$4,741,678

(1)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.

(2)	U.S. prime rate in combination with the Federal Funds Effective Rate.

(3)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.

(4)	Actual interest rates include a spread over the basis amount.

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

Presentation of Revenue Under EITF No. 03-11

      During 2003 the Emerging Issues Task Force (“the Task Force”) discussed EITF Issue No. 03-11. In EITF Issue No. 02-3 the Task Force reached a consensus that companies should present all gains and losses on derivative instruments held for trading purposes net in the income statement, whether or not settled physically. EITF Issue No. 03-11 addresses income statement classification of derivative instruments held for other than trading purposes. At the July 31, 2003, EITF meeting, the Task Force reached a consensus that determining whether realized gains and losses on derivative contracts not “held for trading purposes” should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The Task Force ratified this consensus at its August 13, 2003, meeting, and it is effective beginning October 1, 2003. The Task Force did not prescribe specific effective date or transition guidance for this Issue. We determined that under the provisions of EITF Issue No. 03-11, transactions which are not physically settled should be reported net for purposes of the Consolidated Statements of Operations. Accordingly, transactions with either of the following characteristics are presented net in our financial statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where our power schedulers net the physical flow of the power purchase against the physical flow of the power sale (“book out” the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power deliveries. These book out transactions may occur with the same counterparty or between different counterparties where we have equal but offsetting physical purchase and delivery commitments.

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

Initial Adoption of New Accounting Standards in 2003

SFAS No. 123 — “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”

      Prior to 2003 we accounted for qualified stock compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we were required to recognize stock compensation as expense only to the extent that there is a difference in value between the market price of the stock being offered to employees and the price those employees must pay to acquire the stock. The expense measurement methodology provided by APB 25 is commonly referred to as the “intrinsic value based method.” To date, our stock compensation program has been based primarily on stock options whose exercise prices are equal to the market price of Calpine stock on the date of the stock option grant; consequently, under APB 25 we had historically incurred minimal stock compensation expense. On January 1, 2003, we prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by APB 25 could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle — the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, we are required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within our financial statements.

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

      On June 27, 2001, FASB cleared SFAS No. 133 Implementation Issue No. C15 dealing with a proposed electric industry normal purchases and sales exception for capacity sales transactions (“The Eligibility of Option Contracts in Electricity for the Normal Purchases and Normal Sales Exception”). On December 19, 2001, FASB revised the criteria for qualifying for the “normal” exception. As a result of Issue No. C15, as revised, certain power purchase and/ or sale agreements that are structured as capacity sales contracts are now eligible to qualify for the normal purchases and sales exception. Because we are “long” power capacity, we often enter into capacity sales contracts as a means to recover the costs incurred from maintaining and operating our power plants as well as the costs directly associated with the generation and sale of electricity to our customers. Under Issue No. C15, a capacity sales contract qualifies for the normal purchases and sales exception subject to certain conditions. A majority of our capacity sales contracts qualify for the normal purchases and sales exception.

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

      In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003, its independent registered public accounting firm reviewed the Company’s information systems control framework and identified to the Company certain significant deficiencies in the design of such systems. These design deficiencies generally related to the number of persons having access to certain of the Company’s information systems databases, as well as the segregation of duties of persons with such access. The Company has concluded that, in the aggregate, these deficiencies constituted a material weakness in its internal control over financial reporting, and the Company has performed substantial analytical and post-closing procedures as a result of these design deficiencies. Based on the Company’s compensating controls and testing, it has concluded that these design deficiencies did not result in any material errors in its financial statements.

Additionally, the Company has completed the process of correcting these design deficiencies by taking the following steps:

•	manual procedures have been replaced with system-based controls to ensure proper segregation of duties and documentation of approval for the Journal Entry and Vendor Maintenance processes; and

•	system access rights for financial system software updates have been re-defined and restricted to segregate incompatible activities and allow user activities to be monitored.

The Company continues to test the effectiveness of these changes.

      Other than correcting the material control weakness identified above, there were no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      Our Chief Executive Officer and Chief Financial Officer supervised the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2003, and based on such evaluation concluded that, despite the material weakness described above, the Company’s disclosure controls and procedures overall were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

	Number of Securities	Weighted Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders
Calpine Corporation 1992 Stock Incentive Plan(1)	4,996,798	$0.784	—
Encal Energy Ltd. Stock Option Plan(2)	126,219	34.693	—
Calpine Corporation 1996 Stock Incentive Plan	28,715,414	9.427	5,816,080
Calpine Corporation 2000 Employee Stock Purchase Plan			4,405,560
Equity compensation plans not approved by security holders	—	—	—

Total	33,838,431	$8.245	10,221,640

(1)	The Calpine Corporation 1992 Stock Incentive Plan was approved in 1992 by the Company’s sole security holder at the time, Electrowatt Ltd.

(2)	In connection with the merger with Encal Energy Ltd., which closed in 2001, we assumed the Encal Energy Fifth Amended and Restated Stock Option Plan. 126,219 shares of our common stock are subject to issuance upon exercise of options granted pursuant to this plan at a weighted average exercise price of $34.693. Other than the shares reserved for future issuance upon the exercise of these options, there are no securities available for future issuance under this Plan.

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

      (a)-2.     Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

      (b) Reports on Form 8-K

      The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

Date of Report	Date Filed or Furnished	Item Reported

10/1/03	10/1/03	5
10/3/03	10/8/03	5
10/6/03	10/8/03	5
10/15/03	10/16/03	5
10/21/03	10/22/03	5
12/31/02	10/23/03	5,7
11/5/03	11/6/03	12
11/6/03	11/6/03	5
11/6/03	11/7/03	5
11/11/03	11/12/03	5
11/17/03	11/17/03	5
11/20/03	11/20/03	5
11/26/03	11/26/03	5
12/4/03	12/5/03	5
12/15/03	12/15/03	5

      (c)     Exhibits

      The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

3	.1.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
3	.1.2	Amended and Restated By-laws of Calpine Corporation.(b)
4	.1.1	Indenture dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
4	.1.2	First Supplemental Indenture dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee.(d)

Exhibit
Number		Description

4	.2.1	Indenture dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4	.2.2	Supplemental Indenture dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
4	.2.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.3.1	Indenture dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
4	.3.2	Supplemental Indenture dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.4.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.4.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.5.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.5.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.6.1	Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(i)
4	.6.2	First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)
4	.7.1	Amended and Restated Indenture dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and Wilmington Trust Company, as Trustee.(j)
4	.7.2	Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(k)
4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.1	Indenture dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.3	Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.(l)
4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(m)

Exhibit
Number		Description

4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes.(m)
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(n)
4	.16.1	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(n)
4	.16.2	Registration Rights Agreement, dated as of November 14, 2003, between the Company and Deutsche Bank Securities, Inc., as Representative of the Initial Purchasers.(n)
4.17		Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(o)
4.18		First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.19		Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.20		Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.21		HIGH TIDES I.
4	.21.1	Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, dated September 29, 1999.(p)
4	.21.2	Corrected Certificate of Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, filed October 4, 1999.(p)
4	.21.3	Declaration of Trust of Calpine Capital Trust, dated as of October 4, 1999, among Calpine Corporation, as Depositor, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(p)
4	.21.4	Indenture, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(p)
4	.21.5	Remarketing Agreement, dated November 2, 1999, among Calpine Corporation, Calpine Capital Trust, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(p)
4	.21.6	Amended and Restated Declaration of Trust of Calpine Capital Trust, dated as of November 2, 1999, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, and The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(p)
4	.21.7	Preferred Securities Guarantee Agreement, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(p)
4.23		HIGH TIDES II.
4	.22.1	Certificate of Trust of Calpine Capital Trust II, a Delaware statutory trust, filed January 25, 2000.(q)

Exhibit
Number		Description

4	.22.2	Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(q)
4	.22.3	Indenture, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(q)
4	.22.4	Remarketing Agreement, dated as of January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(q)
4	.22.5	Registration Rights Agreement, dated January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, Credit Suisse First Boston Corporation and ING Barings LLC.(q)
4	.22.6	Amended and Restated Declaration of Trust of Calpine Capital Trust II, dated as of January 31, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(q)
4	.22.7	Preferred Securities Guarantee Agreement, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(q)
4.23		HIGH TIDES III.
4	.23.1	Amended and Restated Certificate of Trust of Calpine Capital Trust III, a Delaware statutory trust, filed July 19, 2000.(r)
4	.23.2	Declaration of Trust of Calpine Capital Trust III dated June 28, 2000, among the Company, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Administrative Trustees named therein.(r)
4	.23.3	Amendment No. 1 to the Declaration of Trust of Calpine Capital Trust III dated July 19, 2000, among the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein.(r)
4	.23.4	Indenture dated as of August 9, 2000, between the Company and Wilmington Trust Company, as Trustee.(r)
4	.23.5	Remarketing Agreement dated as of August 9, 2000, among the Company, Calpine Capital Trust III, Wilmington Trust Company, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(r)
4	.23.6	Registration Rights Agreement dated as August 9, 2000, between the Company, Calpine Capital Trust III, Credit Suisse First Boston Corporation, ING Barings LLC and CIBC World Markets Corp.(r)
4	.23.7	Amended and Restated Declaration of Trust of Calpine Capital Trust III dated as of August 9, 2000, the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein, including the form of Preferred Security and form of Common Security.(r)
4	.23.8	Preferred Securities Guarantee Agreement dated as of August 9, 2000, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.(r)
4.24		PASS THROUGH CERTIFICATES (TIVERTON AND RUMFORD).
4	.24.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate.(d)
4	.24.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee.(d)
4	.24.3	Appendix A — Definitions and Rules of Interpretation.(d)

Exhibit
Number		Description

4	.24.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes.(s)
4	.24.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4	.24.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4.25		PASS THROUGH CERTIFICATES (SOUTH POINT, BROAD RIVER AND ROCKGEN).
4	.25.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A.(b)
4	.25.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B.(b)
4	.25.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)

Exhibit
Number		Description

4	.25.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)

Exhibit
Number		Description

4	.25.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
10.1		Financing Agreements.
10	.1.1.1	Calpine Construction Finance Company Financing Agreement (“CCFC II”), dated as of October 16, 2000.(d)(s)
10	.1.1.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(n)
10	.1.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
10	.1.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)

Exhibit
Number		Description

10	.1.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.3	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(l)
10	.1.4	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.5	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.6	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.8.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.8.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.9	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.10.1	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(l)
10	.1.10.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(n)

Exhibit
Number		Description

10	.1.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.12	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.13	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.14	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.15	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.16	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee.(l)
10	.1.17	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.18	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.19	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.20	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.21	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.22	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.23	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.24	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.25	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among Calpine Corporation, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent.(n)
10.2		Term Loan Agreements.
10	.2.1	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents.(l)

Exhibit
Number		Description

10	.2.2.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.2.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.3	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10	.2.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10.3		Management Contracts or Compensatory Plans or Arrangements.
10	.3.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(n)(t)
10	.3.2	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Peter Cartwright.(q)(t)
10	.3.3	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Ms. Ann B. Curtis.(b)(t)
10	.3.4	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Ron A. Walter.(b)(t)
10	.3.5	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Robert D. Kelly.(b)(t)
10	.3.6	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Thomas R. Mason.(b)(t)
10	.3.7	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(n)(t)
10	.3.8	Calpine Corporation Annual Management Incentive Plan.(u)(t)
10	.3.9	$500,000 Promissory Note Secured by Deed of Trust made by Thomas R. Mason and Debra J. Mason in favor of Calpine Corporation.(u)(t)
10	.3.10	2000 Employee Stock Purchase Plan (v)(t)
10	.3.11	Form of Indemnification Agreement for directors and officers.(w)(t)

Exhibit
Number		Description

10	.3.12	Form of Indemnification Agreement for directors and officers.(b)(t)
10.4		Power Purchase and Sale Agreements.
10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources.(*)
12.1		Statement on Computation of Ratio of Earnings to Fixed Charges.(n)
21.1		Subsidiaries of the Company.(n)
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(*)
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)
23.3		Consent of Netherland, Sewell & Associates, Inc., independent engineer.(*)
23.4		Consent of Gilbert Laustsen Jung Associates, Ltd., independent engineer.(*)
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).(*)
31.1		Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2		Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
99.1		Acadia Power Partners, LLC and Subsidiary, Consolidated Financial Statements, December 31, 2003, 2002 and 2001.(*)
99.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)

(*) Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(j)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated October 16, 2001, filed with the SEC on November 13, 2001.

(k)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-57338) filed with the SEC on April 19, 2001.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(n)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(o)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(p)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-87427) filed with the SEC on October 26, 1999.

(q)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 29, 2000.

(r)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration Statement No. 333-47068) filed with the SEC on September 29, 2000.

(s)	Approximately 71 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.

(t)	Management contract or compensatory plan or arrangement.

(u)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated March 30, 2000, filed with the SEC on April 3, 2000.

(v)	Incorporated by reference to Calpine Corporation’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000.

(w)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and
Chief Financial Officer

Date: September 13, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Calpine Corporation do hereby constitute and appoint Peter Cartwright and Ann B. Curtis, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Calpine Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K/A Annual Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER CARTWRIGHT Peter Cartwright	Chairman, President, Chief Executive and Director (Principal Executive Officer)	September 13, 2004

/s/ ANN B. CURTIS Ann B. Curtis	Executive Vice President, Vice Chairman and Director	September 13, 2004

/s/ ROBERT D. KELLY Robert D. Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2004

/s/ CHARLES B. CLARK, JR. Charles B. Clark, Jr.	Senior Vice President and Corporate Controller (Principal Accounting Officer)	September 13, 2004

Signature		Title	Date

* Kenneth T. Derr		Director	September 13, 2004

* Jeffrey E. Garten		Director	September 13, 2004

Gerald Greenwald		Director

* Susan C. Schwab		Director	September 13, 2004

* George J. Stathakis		Director	September 13, 2004

* Susan Wang		Director	September 13, 2004

* John O. Wilson		Director	September 13, 2004

*By:	/s/ ANN B. CURTIS Ann B. Curtis Attorney-in-Fact		September 13, 2004

CALPINE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

And Stockholders of Calpine Corporation:

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Calpine Corporation and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2002 and for the two years then ended were audited by other auditors whose report dated March 10, 2003, except as to paragraph two of note 10 as to which the date is October 21, 2003, and except as to paragraph six and eight of note 10 as to which the date is March 22, 2004, expressed an unqualified opinion on those statements and included emphasis paragraphs relating to the adoption of new accounting standards and the reclassification of certain discontinued operations.

      As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which they account for asset retirement costs and stock based compensation as of January 1, 2003, changed the manner in which they account for certain financial instruments with characteristics of both liabilities and equity, effective July 1, 2003, changed the manner in which they report gains and losses on certain derivative instruments not held for trading purposes and account for certain derivative contracts with a price adjustment feature, effective October 1, 2003 and adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” as of December 31, 2003.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 23, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

December 31, 2003 and 2002

	2003	2002

	(In thousands, except share
	and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$938,644	$1,237,261
Accrued payroll and related expense	96,693	47,978
Accrued interest payable	321,176	189,336
Income taxes payable	18,026	3,640
Notes payable and borrowings under lines of credit, current portion	254,292	340,703
Preferred interests, current portion	11,220	—
Capital lease obligation, current portion	4,008	3,454
Construction/project financing, current portion	65,108	1,307,291
Senior notes, current portion	14,500	—
Current derivative liabilities	456,688	189,356
Current liabilities held for sale	—	1,962
Other current liabilities	335,048	301,097

Total current liabilities	2,515,403	3,622,078

Term loan	—	949,565
Notes payable and borrowings under lines of credit, net of current portion	873,572	8,249
Notes payable to Calpine Capital Trusts	1,153,500	—
Preferred interests, net of current portion	232,412	—
Capital lease obligation, net of current portion	193,741	197,653
Construction/project financing, net of current portion	4,195,644	3,212,022
Convertible Senior Notes Due 2006	660,059	1,200,000
Convertible Senior Notes Due 2023	650,000	—
Senior notes, net of current portion	9,369,253	6,894,801
Deferred income taxes, net of current portion	1,310,335	1,068,782
Deferred lease incentive	50,228	53,732
Deferred revenue	116,001	154,969
Long-term derivative liabilities	692,088	528,400
Long-term liabilities held for sale	161	19
Other liabilities	259,390	175,636

Total liabilities	22,271,787	18,065,906

Commitments and contingencies (see Note 24)
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts	—	1,123,969
Minority interests	410,892	185,203

Stockholders’ equity:
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2003 and one share in 2002	—	—
Common stock, $.001 par value per share; authorized 1,000,000,000 shares; issued and outstanding 415,010,125 shares in 2003 and 380,816,132 shares in 2002	415	381
Additional paid-in capital	2,995,735	2,802,503
Retained earnings	1,568,509	1,286,487
Accumulated other comprehensive income (loss)	56,594	(237,457)

Total stockholders’ equity	4,621,253	3,851,914

Total liabilities and stockholders’ equity	$27,303,932	$23,226,992

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue	$4,695,744	$3,222,202	$2,385,324
Sales of purchased power for hedging and optimization	2,714,187	3,145,991	3,332,412

Total electric generation and marketing revenue	7,409,931	6,368,193	5,717,736
Oil and gas production and marketing revenue
Oil and gas sales	107,662	120,930	286,241
Sales of purchased gas for hedging and optimization	1,320,902	870,466	526,517

Total oil and gas production and marketing revenue	1,428,564	991,396	812,758
Mark-to-market activities, net	(26,439)	21,485	151,738
Other revenue	107,483	10,787	32,697

Total revenue	8,919,539	7,391,861	6,714,929

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	679,031	505,971	324,029
Royalty expense	24,932	17,615	27,493
Purchased power expense for hedging and optimization	2,690,069	2,618,445	2,986,578

Total electric generation and marketing expense	3,394,032	3,142,031	3,338,100
Oil and gas operating and marketing expense
Oil and gas operating expense	106,244	97,499	90,492
Purchased gas expense for hedging and optimization	1,279,568	821,065	492,587

Total oil and gas operating and marketing expense	1,385,812	918,564	583,079
Fuel expense	2,564,742	1,752,901	1,150,786
Depreciation, depletion and amortization expense	583,912	453,411	309,373
Operating lease expense	112,070	111,022	99,519
Other cost of revenue	42,270	7,279	10,943

Total cost of revenue	8,082,838	6,385,208	5,491,800

Gross profit	836,701	1,006,653	1,223,129
(Income) from unconsolidated investments in power projects and oil and gas properties	(76,703)	(16,552)	(16,946)
Equipment cancellation and impairment cost	64,384	404,737	—
Long-term service agreement cancellation charge	16,355	—	—
Project development expense	21,804	66,981	35,879
Sales, general and administrative expense	265,653	229,011	150,453
Merger expense	—	—	41,627

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Income from operations	545,208	322,476	1,012,116
Interest expense	726,103	413,690	196,621
Distributions on trust preferred securities	46,610	62,632	62,412
Interest (income)	(39,716)	(43,087)	(72,448)
Minority interest expense (income)	27,330	2,716	(1,344)
(Income) from repurchase of various issuances of debt	(278,612)	(118,020)	(11,919)
Other (income)	(46,126)	(34,200)	(41,786)

Income before provision (benefit) for income taxes	109,619	38,745	880,580
Provision (benefit) for income taxes	(134)	(14,945)	297,614

Income before discontinued operations and cumulative effect of a change in accounting principle	109,753	53,690	582,966
Discontinued operations, net of tax (benefit) provision of $(5,819), $42,884 and $37,899	(8,674)	64,928	39,490
Cumulative effect of a change in accounting principle, net of tax provision of $110,913, $ —, and $699	180,943	—	1,036

Net income	$282,022	$118,618	$623,492

Basic earnings per common share:
Weighted average shares of common stock outstanding	390,772	354,822	303,522
Income before discontinued operations and cumulative effect of a change in accounting principle	$0.28	$0.15	$1.92
Discontinued operations, net of tax	$(0.02)	$0.18	$0.13
Cumulative effect of a change in accounting principle, net of tax	$0.46	$—	$—

Net income	$0.72	$0.33	$2.05

Diluted earnings per common share:
Weighted average shares of common stock outstanding before dilutive effect of certain convertible securities	396,219	362,533	317,919
Income before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change in accounting principle	$0.28	$0.15	$1.83
Dilutive effect of certain convertible securities(1)	$—	$—	$(0.14)

Income before discontinued operations and cumulative effect of a change in accounting principle	$0.28	$0.15	$1.69
Discontinued operations, net of tax	$(0.02)	$0.18	$0.11
Cumulative effect of a change in accounting principle, net of tax	$0.45	$—	$—

Net income	$0.71	$0.33	$1.80

(1)	See Note 23 of the Notes to Consolidated Financial Statements for further information.

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

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$282,022	$118,618	$623,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization(1)	735,341	542,176	364,056
Equipment cancellation and asset impairment cost	53,058	404,737	—
Development cost write off	3,400	56,427	—
Deferred income taxes, net	150,323	23,206	82,410
Gain on sale of assets	(65,351)	(97,377)	(38,258)
Foreign currency transaction loss (gain)	33,346	(986)	2,930
Cumulative change in accounting principle	(180,943)	—	—
Gain on retirement of debt	(278,612)	(118,020)	(9,600)
Minority interests	27,330	2,716	1,345
Change in net derivative liability	59,490	(340,851)	(239,716)
Income from unconsolidated investments in power projects and oil and gas properties	(76,704)	(16,490)	(9,433)
Distributions from unconsolidated investments in power projects and oil and gas properties	141,627	14,117	5,983
Stock compensation expense	16,072	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(221,243)	229,187	(230,400)
Other current assets	(160,672)	405,515	(527,296)
Other assets	(143,654)	(305,908)	(120,310)
Accounts payable and accrued expense	(111,901)	(48,804)	449,369
Other liabilities	27,630	200,203	68,997

Net cash provided by operating activities	290,559	1,068,466	423,569

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,886,013)	(4,036,254)	(5,832,874)
Disposals of property, plant and equipment	206,804	400,349	49,120
Acquisitions, net of cash acquired	(6,818)	—	(1,608,840)
Proceeds from sale leasebacks	—	—	517,081
Advances to joint ventures	(54,024)	(68,088)	(177,917)
Project development costs	(35,778)	(105,182)	(147,520)
Cash flows from derivatives not designated as hedges	42,342	26,091	29,145
(Increase) decrease in restricted cash	(766,841)	(73,848)	(45,642)
(Increase) decrease in notes receivable	(21,135)	8,926	(40,273)
Other	6,098	10,179	17,065

Net cash used in investing activities	(2,515,365)	(3,837,827)	(7,240,655)

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2003	2002	2001

	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of Zero-Coupon Convertible Debentures Due 2021	—	—	1,000,000
Repurchase of Zero-Coupon Convertible Debentures Due 2021	—	(869,736)	(110,100)
Borrowings from notes payable and lines of credit	1,672,871	1,348,798	148,863
Repayments of notes payable and lines of credit	(1,769,072)	(126,404)	(962,873)
Borrowings from project financing	1,548,601	725,111	3,869,391
Repayments of project financing	(1,638,519)	(286,293)	(1,712,292)
Proceeds from issuance of Convertible Senior Notes	650,000	100,000	1,100,000
Repurchases of Convertible Senior Notes Due 2006	(455,447)	—	—
Repurchases of senior notes	(1,139,812)	—	(106,300)
Proceeds from issuance of senior notes	3,892,040	—	4,596,039
Proceeds from issuance of common stock	15,951	751,795	72,465
Proceeds from income trust offerings	159,727	169,677	—
Financing costs	(323,167)	(42,783)	(144,746)
Other	10,813	(12,769)	(270)

Net cash provided by financing activities	2,623,986	1,757,396	7,750,177

Effect of exchange rate changes on cash and cash equivalents	13,140	(2,693)	(3,669)
Net increase (decrease) in cash and cash equivalents	412,320	(1,014,658)	929,422
Cash and cash equivalents, beginning of period	579,486	1,594,144	664,722

Cash and cash equivalents, end of period	$991,806	$579,486	$1,594,144

Cash paid during the period for:
Interest, net of amounts capitalized	$462,714	$325,334	$42,883
Income taxes	$18,415	$15,451	$271,973

(1)	Includes depreciation and amortization that is also recorded in sales, general and administrative expense and interest expense.

      Schedule of non cash investing and financing activities:

•	2003 issuance of 30 million shares of common stock in exchange for $182.5 million of debt, convertible debt and preferred securities

•	2002 non-cash consideration of $88.4 million in tendered Company debt received upon the sale of its British Columbia oil and gas properties

•	2001 equity investment in a power project for $17.5 million note receivable

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

      Reclassifications — Certain prior years amounts in the Consolidated Financial Statements have been reclassified to conform to the 2003 presentation. Taxes on net current derivative assets and liabilities were reclassified out of Deferred income taxes, net to Other current liabilities.

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

      Foreign Currency Translation — Through its international operations, the Company owns subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar; in most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 52” the Company translates the financial statements of its foreign subsidiaries from their respective functional currencies into the U.S. dollar, which represents the Company’s reporting currency.

      Assets and liabilities held by the foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Certain long-term assets (such as the investment in a subsidiary company) as well as equity accounts are translated into U.S. dollars using historical exchange rates at the date the specific transaction occurred which created the asset or equity balance (such as the date of the initial investment in the subsidiary). Income and expense accounts are translated into U.S. dollars using average exchange rates during the reporting period. All translation gains and losses that result from translating the financial statements of the Company’s foreign subsidiaries from their respective functional currencies into the U.S. dollar reporting currency are recognized within the Cumulative Translation Adjustment (“CTA”) account, which is a component of Other Comprehensive Income (“OCI”) within Stockholders’ Equity.

      In certain cases, the Company and its foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, the Company applies the provisions of SFAS No. 52 to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity.

      For foreign currency transactions designated as economic hedges of a net investment in a foreign entity and for intercompany foreign currency transactions which are of a long-term investment nature, the Company records the re-measurement gains and losses through the CTA account, in accordance with Paragraph 20 of SFAS No. 52.

      All other foreign currency transactions that do not qualify for the Paragraph 20 exclusion are re-measured at the end of each month into the proper functional currency, and the gains and losses resulting from such re-measurement are recorded within net income, in accordance with Paragraph 15 of SFAS No. 52.

      For the years ended December 31, 2003, 2002 and 2001, the Company recognized foreign currency transaction losses of $33.3 million, $1.0 million and $2.9 million, respectively. Subsequent to December 31, 2003, the Company was exposed to significant favorable exchange rate movements between the Euro and the Great British Pound (“GBP”). Included in the Company’s portfolio of Senior Notes payable (as disclosed in Note 16) are its 8 3/8% Senior Notes Due 2008, which are denominated in Euros and were issued by a subsidiary with a functional currency of GBP. Subsequent to December 31, 2003, the Euro weakened considerably against the GBP, and the Company recognized re-measurement gains on these Senior Notes of approximately $11.3 million.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Preferred Interests — As outlined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company classifies preferred interests that embody obligations to transfer cash to the preferred interest holder, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder’s investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.

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

      Long-Lived Assets — In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets and for Long-Lived Assets to be Disposed of,” the Company evaluates the impairment of long-lived assets, including construction and development projects, based on the projection of undiscounted pre-interest expense and pre-tax expense cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The significant assumptions that the Company uses in its undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, and the expected pricing for those commodities and the resultant spark spreads in the various regions where the Company generates. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values (see Note 4). Certain of the Company’s generating assets are located in regions with depressed demands and market spark spreads. The Company’s forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Provision (Benefit) for Income Taxes — Deferred income taxes are based on the differences between the financial reporting and tax bases of assets and liabilities. The deferred income tax provision represents the changes during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax losses and tax credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Additionally, with respect to income taxes, the Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The range of fair values of the Company’s stock options granted in 2003, 2002, and 2001 were as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.50-$4.38 in 2003, $3.73-$6.62 in 2002, and $18.29-$30.73 in 2001 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 70%-113% for 2003, 70%-83% for 2002, and 55%-59% for 2001, risk-free interest rates of 1.39%-4.04% for 2003, 2.39%-3.83% for 2002, and 3.99%-5.07% for 2001, and expected option terms of 1.5-9.5 years for 2003 and 4-9 years for 2002 and 2001.

      In January 2003 FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns,

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Acadia Powers Partners, LLC (“Acadia”) is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The joint venture was formed in March 2000, but due to a change in the partnership agreement in May 2003, the Company was required to reconsider its investment in the entity under FIN 46, as originally issued. The Company determined that Acadia was a VIE and that it held a significant variable interest in the entity. However, the Company was not the Primary Beneficiary and therefore not required to consolidate the entity’s assets and liabilities. The total of both partners’ equity in Acadia was approximately $489.2 million as of December 31, 2003. The Company’s maximum potential exposure to loss at December 31, 2003, is limited to the book value of its investment of approximately $221.0 million. The Company continues to account for this investment under the equity method. Under the transition rules of FIN 46-R, the Company is required to adopt the provisions of FIN 46-R for Acadia as of March 31, 2003. The Company anticipates that it will still not be the Primary Beneficiary upon the adoption of FIN 46-R.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2003 FASB issued SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2003 FASB indefinitely deferred certain provisions of SFAS No. 150 as they apply to mandatorily redeemable non-controlling (minority) interests associated with finite-lived subsidiaries. Upon FASB’s finalization of this issue, the Company may be required to reclassify the minority interest relating to the Company’s investment in Calpine Power Limited Partnership (“CLP”) to debt. As of December 31, 2003, the minority interest related to the CLP was approximately $338 million. The Company owns approximately 30% of CLP, which is finite-lived, terminating on December 31, 2050. See Note 9 for a discussion of the Company’s investment in CLP. CLP is consolidated under SFAS No. 66, “Accounting for Sales of Real Estate” due to the Company’s significant continuing involvement in the assets transferred to CLP.

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

      Two of the Company’s power sales contracts, which meet the definition of a derivative and for which it previously elected the normal purchases and normal sales scope exception, use a CPI or similar index to escalate the Operations and Maintenance (“O&M”) charges. Adoption of DIG Issue No. C20 required the Company to recognize a special transition accounting adjustment for the estimated future economic benefits of these contracts. The Company based the transition adjustment on the nature and extent of the key price adjustment features in the contracts and estimated future market conditions on the date of adoption, such as the forward price of power and natural gas and the expected rate of inflation. The Company will realize the actual future economic benefits of these contracts over the remaining lives of these contracts which extend through 2013 and 2023 as actual power deliveries occur, although DIG Issue No. C20 required the Company to account for the estimated future economic benefits currently. The Company will amortize the corresponding asset recorded upon adoption of DIG Issue No. C20 through a charge to earnings in future periods. Accordingly on October 1, 2003, the date the Company adopted DIG Issue No. C20, the Company recorded other current assets and other assets of approximately $33.5 million and $259.9 million, respectively, and a cumulative effect of a change in accounting principle of approximately $181.9 million, net of $111.5 million of

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax. For all periods subsequent to October 1, 2003, the Company will account for the contracts as normal purchases and sales under the provisions of DIG Issue No. C20.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Buildings, Machinery, and Equipment — This component includes electric power plants and related equipment. Depreciation is recorded utilizing the straight-line method over the estimated original composite

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Peaking facilities are generally depreciated over 40 years, less the estimated salvage value of 10%. The Company capitalizes costs for major turbine generator refurbishments for the “hot gas path section” and compressor components, which include such significant items as combustor parts (e.g. fuel nozzles, transition pieces, and “baskets”) compressor blades, vanes and diaphragms. These refurbishments are done either under long term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives ranging from 3 to 12 years. At December 31, 2003 the weighted average life was approximately 6 years. The Company expenses annual planned maintenance. Included in buildings, machinery and equipment are assets under capital leases. See Note 12 for more information regarding these assets under capital leases.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Spending — Development and Construction

      Construction and development costs in process consisted of the following at December 31, 2003 (in thousands):

	# of		Included in	Development	Unassigned
	Projects	CIP	CIP	Costs	Equipment

Projects in active construction	14 (1)	$4,538,093	$1,572,708	$—	$—
Projects in advanced development	12	711,779	599,512	122,248	—
Projects in suspended development	5	466,350	204,873	8,753	—
Projects in early development	3	—	—	8,952	—
Other capital projects	NA	45,910	—	—	—
Unassigned	NA	—	—	—	17,361

Total construction and development costs		$5,762,132	$2,377,093	$139,953	$71,361

(1)	12 gas-fired projects and 2 project expansions. Includes expansion of the Morgan Energy Center, which entered commercial operation in January 2004.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Michael Petroleum Transaction

      On October 22, 2001, the Company completed the acquisition of 100% of the voting stock of Michael Petroleum Corporation (“Michael”), a natural gas exploration and production company, for cash of $314.0 million, plus the assumption of $54.5 million of debt. The acquired assets consisted of approximately 531 wells, producing approximately 33.5 net million cubic feet equivalent (“MMcfe”)/ day of which 90 percent is gas, and developed and non-developed acreage totaling approximately 82,590 net acres at year end.

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

      The related party balances as of December 31, 2003 and 2002, reflected in the accompanying consolidated balance sheets, and the related party transactions for the years ended December 31, 2003, 2002 and 2001, reflected in the accompanying consolidated statements of operations are summarized as follows (in thousands):

	2003	2002

As of December 31,
Accounts receivable	$1,156	$735
Accounts payable	12,172	4,088
Interest receivable	2,074	956
Note Receivable	13,262	3,062
Other receivables	8,794	6,002

	2003	2002	2001

For the Years Ended December 31,
Revenue	$2,878	$4,291	$—
Cost of Revenue	82,205	36,290	6,030
Maintenance fee revenue	615	438	43
Interest income	1,117	132	203
Gain on sale of assets	62,176	—	—

8.	Notes Receivable

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

      On December 4, 2003, the Company announced that it had sold to a group of institutional investors its right to receive payments from PG&E under the Agreement between PG&E and Calpine Gilroy Cogen, L.P. (“Gilroy”), a California Limited Partnership (PG&E Log No. 08C002) For Termination and Buy-Out of Standard Offer 4 Power Purchase Agreement, executed by PG&E on July 1, 1999 (the “Gilroy Receivable”) for $133.4 million in cash. Because the transaction did not satisfy the criteria for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” it is reflected in the Consolidated Financial Statements as a secured financing, with a note payable of $132.4 million. The receivable balance and note payable balance are both reduced as PG&E makes payments to the buyer of the Gilroy Receivable. The $25.1 million difference between the $157.5 million book value of the Gilroy Receivable at the transaction date and the cash received will be recognized as additional interest expense over the repayment term. The Company will continue to book interest income over the repayment term and interest expense will be accreted on the amortizing note payable balance.

      Pursuant to the applicable transaction agreements, each of Gilroy and Calpine Gilroy 1, Inc., the general partner of Gilroy, has been established as an entity with its existence separate from the Company and other subsidiaries of the Company. The Company consolidates these entities.

      In June 2000 the Company entered into a series of turbine sale contracts with, and acquired the development rights to construct, own and operate the Oneta Energy Center (“Oneta”) from, Panda Energy International, Inc. and certain related entities. As part of the transaction, the Company extended PLC II, LLC (“PLC”) a loan bearing an interest rate of LIBOR plus 5%. The loan is collateralized by PLC’s carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. Additionally, Panda Energy International, Inc. executed a parental Guaranty as to the loan.

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2003 the Company contributed two gas turbines with a book value of approximately $76.0 million in exchange for a 45% interest in the Valladolid Joint Venture project with Mitsui & Co., Ltd (“Mitsui”) in Mexico. The Company recorded its interest in the project at a value of $67.0 million, which reflects the cost of the turbines less a $9.0 million note receivable that was booked upon transfer of the turbines, representing a return of capital. Subsequently, Mitsui assumed the note receivable from the project and received additional equity in the project. The Company’s capital account on the project’s books reflects a balance of approximately $36 million. The Company’s investment in and notes receivable from Mitsui exceed its share of the underlying equity by $31 million, which will be amortized as an adjustment to the Company’s share of the project’s net income over the depreciable life of the underlying assets.

9.	Canadian Power and Gas Trusts

      Calpine Power Income Fund — On August 29, 2002, the Company announced it had completed a Cdn$230 million (US$147.5 million) initial public offering of its Canadian income fund — Calpine Power Income Fund (the “Fund”). The 23 million Trust Units issued to the public were priced at Cdn$10 per unit, to initially yield 9.35% per annum. The Fund indirectly owns, through its 70% ownership of CLP, interests in two of Calpine’s Canadian power generating assets, the Island Cogeneration Facility and the Calgary Energy Centre, and has a loan to a Calpine subsidiary which owns Calpine’s other Canadian power generating asset, the equity investment in the Whitby cogeneration plant. Combined, these assets represent approximately 550 net megawatts of power generating capacity.

      On September 20, 2002, the syndicate of underwriters fully exercised the over-allotment option that it was granted as part of the initial public offering of Trust Units and acquired 3,450,000 additional Trust Units of the Fund at Cdn$10 per Trust Unit, generating Cdn$34.5 million (US$21.9 million).

      On February 13, 2003, the Company completed a secondary offering of 17,034,234 Warranted Units of the Calpine Power Income Fund for gross proceeds of Cdn$153.3 million (US$100.9 million). The Warranted Units were sold to a syndicate of underwriters at a price of Cdn$9.00. Each Warranted Unit consisted of one Trust Unit and one-half of one Trust Unit purchase warrant. Each Warrant entitled the holder to purchase one Trust Unit at a price of Cdn$9.00 per Trust Unit at any time on or prior to December 30, 2003, after which time the Warrant became null and void. During 2003, a total of 8,508,517 Warrants were exercised, resulting in cash proceeds to the Company of Cdn$76.6 million (US$56.7 million). The Company’s remaining

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership interest in the Fund is less than 1%; however, the Company intends to retain its 30% subordinated interest in CLP and will retain a significant continuing involvement in the assets transferred to CLP. Therefore, the financial results of CLP are consolidated in the Company’s financial statements. The proceeds from the initial public offering, the proceeds from the secondary offering of Trust Units and the proceeds from the exercise of Warrants have been recorded as minority interests in the Company’s balance sheet.

      Calpine Natural Gas Trust — On October 15, 2003, the Company closed the initial public offering of Calpine Natural Gas Trust (“CNG Trust”). A total of 18,454,200 trust units were issued at a price of Cdn$10.00 per trust unit for gross proceeds of approximately Cdn$184.5 million (US$139.4 million). CNG Trust acquired select natural gas and petroleum properties from Calpine with the proceeds from the initial public offering, Cdn$61.5 million (US$46.5 million) proceeds from a concurrent issuance of units to a Canadian affiliate of Calpine, and Cdn$40.0 million (US$30.2 million) proceeds from bank debt. Net proceeds to Calpine, totaling approximately Cdn$207.9 million (US$157.1 million), reflecting a gain of $62.2 million on the transfer of the properties, will be used for general corporate purposes. On October 22, 2003, the syndicate of underwriters fully exercised the over-allotment option associated with the initial public offering resulting in additional cash to the Calpine Natural Gas Trust. As a result of the exercise of the over-allotment option, Calpine acquired an additional 615,140 trust units at Cdn$10.0 per trust unit for a cash payment to the Calpine Natural Gas Trust of Cdn$6.2 million (US$4.7 million). Calpine holds 25 percent of the outstanding trust units of CNG Trust and will participate, by way of investment, in the future business strategy of the trust. The Company also has the option to purchase up to 100% of CNG Trust’s ongoing natural gas and petroleum production at daily spot prices. The CNG Trust receives a minimum price of $7.35 per mcf on all natural gas production for six months following closing. The Company accounts for this unconsolidated investment using the equity method.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The table below presents the assets and liabilities held for sale on the Company’s balance sheet as of December 31, 2003 and 2002, respectively (in thousands):

	2003				2002

	Electric	Oil and Gas	Corporate		Electric	Oil and Gas	Corporate
	Generation	Production	and		Generation	Production	and
	and Marketing	and Marketing	Other	Total	and Marketing	and Marketing	Other	Total

Current assets of discontinued operations	$651	$—	$—	$651	$664	$—	$2,005	$2,669
Long-term assets of discontinued operations	112,148	—	—	112,148	115,337	396	11,630	127,363

Total assets of discontinued operations	$112,799	$—	$—	$112,799	$116,001	$396	$13,635	$130,032

Current liabilities of discontinued operations	$—	$—	$—	$—	$—	$—	$1,962	$1,962
Long-term liabilities of discontinued operations	161	—	—	161	—	—	19	19

Total liabilities of discontinued operations	$161	$—	$—	$161	$—	$—	$1,981	$1,981

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Notes Payable and Borrowings Under Lines of Credit, Notes Payable to Calpine Capital Trusts and Preferred Interests

      The components of notes payable and borrowings under lines of credit and related outstanding letters of credit are (in thousands):

			Letters of Credit
	Borrowings Outstanding		Outstanding
	December 31,		December 31,

	2003	2002	2003	2002

Total term loan	$—	$949,565	$—	$—
Power Contract Financing, L.L.C	802,246	—	—	—
Gilroy note payable(1)	132,385	—	—	—
Siemens Westinghouse Power Corporation	107,994	—	—	—
Calpine Northbrook Energy Marketing, LLC (“CNEM”) note	74,632	—	—	—
Corporate revolving lines of credit	—	340,000	135,600	573,899
Other	10,607	8,952	603	—

Total notes payable and borrowings under lines of credit	1,127,864	348,952	136,203	573,899
Total notes payable to Calpine Capital Trusts	1,153,500	—	—	—
Preferred interest in Auburndale Power Plant	87,632	—	—	—
Preferred interest in King City Power Plant	82,000	—	—	—
Preferred interest in Gilroy Energy Center Holdings, LLC	74,000	—	—	—

Total preferred interests	243,632	—	—	—
Total notes payable and borrowings under lines of credit, notes payable to Calpine Capital Trusts, preferred interests, and term loan	$2,524,996	$1,298,517	$136,203	$573,899

Less: notes payable and borrowings under lines of credit, current portion, notes payable to Calpine Capital Trusts, current portion and preferred interests, current portion	265,512	340,703

Notes payable and borrowings under lines of credit, net of current portion, notes payable to Calpine Capital Trusts, net of current portion, preferred interests, net of current portion, and term loan	$2,259,484	$957,814

(1)	See Note 8 for information regarding this note.

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

							Conversion
				Effective			Ratio —
				Interest Rate			Number of
			Stated	per Annum at	Balance	Balance	Common	First	Initial
			Interest	December 31,	December 31,	December 31,	Shares Per 1	Redemption	Redemption
	Issue Date	Shares	Rate	2003	2003	2002	High Tide	Date	Price

HIGH TIDES I	October 1999	5,520,000	5.75%	5.86%	$276,000	$268,608	3.4620	November 5, 2002	101.440%
HIGH TIDES II	January and February 2000	7,200,000	5.50%	5.59%	360,000	351,499	1.9524	February 5, 2003	101.375%
HIGH TIDES III	August 2000	10,350,000	5.00%	5.10%	517,500	503,862	1.1510	August 5, 2003	101.250%

		23,070,000			$1,153,500 (1)	$1,123,969

(1)	Prior to the adoption of FIN 46-R on October 1, 2003, the Trusts were consolidated in the Company’s Consolidated Balance Sheet, and the HIGH TIDES were recorded between total liabilities and stockholders equity as Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts. However, due to the adoption of FIN 46-R, the Company deconsolidated the Trusts as of October 1, 2003, and therefore no longer records the HIGH TIDES in its Consolidated Balance Sheet. However, the Company’s debentures issued to the Trusts are now recorded as notes payable to Calpine Capital Trusts in the Company’s Consolidated Balance Sheet with an outstanding balance of $1,153,500,000 at December 31, 2003. During 2003 the Company exchanged 6.5 million Calpine common shares in privately negotiated transactions for approximately $37.5 million par value of HIGH TIDES I. The repurchased HIGH TIDES are reflected in our balance sheet in other assets as available for sale securities. See Note 2 for more information regarding the Company’s adoption of FIN 46-R.

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

      On September 30, 2003, GEC, a wholly owned subsidiary of the Company’s subsidiary GEC Holdings, LLC, completed an offering of $301.7 million of 4% Senior Secured Notes Due 2011 (see Note 14 for more information on this secured financing). In connection with this secured notes borrowing, the Company received funding on a third party preferred equity investment in GEC Holdings, LLC totaling $74.0 million. This preferred interest meets the criteria of a mandatorily redeemable financial instrument and has been classified as debt under the guidance of SFAS No. 150, due to certain preferential distributions to the third party. The preferential distributions are due bi-annually beginning in March 2004 through September 2011 and total approximately $113.3 million over the eight-year period. As of December 31, 2003, there was $74.0 million outstanding under the preferred interest. The effective interest rate, after amortization of deferred financing charges, was 11.3% per annum at December 31, 2003.

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

      During 2001 the Company assumed and consolidated capital leases in conjunction with certain acquisitions. As of December 31, 2003 and 2002, the asset balances for the leased assets totaled $201.5 million and $201.1 million, respectively, with accumulated amortization of $26.0 million and $20.4 million, respectively. The primary types of property leased by the Company are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The lease terms range up to 28 years. In determining whether a lease qualifies for capital lease treatment, in accordance with SFAS No. 13, “Accounting for Leases,” the Company would include all increases due to step rent provisions/ escalation clauses in its minimum lease payments for its capital lease obligations. Certain capital improvements associated with leased facilities may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Lease concessions including taxes and insurance are excluded from the minimum lease payments. The Company’s minimum lease payments are not tied to an existing variable index or rate.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective interest rate, after amortization of deferred financing costs, was 2.5% in 2002.

14.	Construction/ Project Financing

      The components of construction/ project financing as of December 31, 2003 and 2002, are (in thousands):

			Letters of Credit
			Outstanding at
	Outstanding at December 31,		December 31,

Projects	2003	2002	2003	2002

Calpine Construction Finance Company II Revolver	$2,200,358	$2,469,642	$53,190	$3,224
Calpine Construction Finance Company I
Second Priority Senior Secured Floating Rate Notes Due 2011	407,598	—	—	—
First Priority Secured Institutional Term Loans Due 2009	381,391	—	—	—
Calpine Construction Finance Company I Revolver	—	970,110	—	29,890
Gilroy Energy Center, LLC, 4% Senior Secured Notes Due 2011	298,065	—	—	—
Pasadena Cogeneration, L.P.	289,115	388,867	—	—
Broad River Energy LLC	291,612	300,974	—	—
SWPC(1)	—	169,180	—	—
Riverside Energy Center	165,347	—	—	—
Blue Spruce Energy Center LLC	140,000	83,540	—	—
California Peaker Financing	—	50,000	—	—
Calpine Newark, Inc.	47,815	50,000	—	—
Calpine Parlin Inc.	32,451	37,000	—	—
Otay Mesa Generating Company, LLC — Ground Lease	7,000	—	—	—

Total	4,260,752	4,519,313	$53,190	$33,114

Less: Current portion	65,108	1,307,291

Long-term project financing	$4,195,644	$3,212,022

(1)	See Note 11 for information regarding SWPC vendor financing.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following debt securities were delivered to the Company by Pengrowth Corporation (in millions):

Principal
Debt Security	Amount

7 7/8% Senior Notes Due 2008	$19.6
7 3/4% Senior Notes Due 2009	20.2
8 5/8% Senior Notes Due 2010	42.3
8 1/2% Senior Notes Due 2011	121.1

Total	$203.2

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of deferred financing costs, was 8.1% per annum at December 31, 2003, and 8.0% per annum at December 31, 2002. The Notes are fully and unconditionally guaranteed by the Company.

      Interest on the 8 1/2% notes is payable semi-annually on May 1 and November 1 each year. The notes mature on May 1, 2008, or may be redeemed prior to maturity at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium. At December 31, 2003, the book value and face value of these notes were $1,925.1 million and $1,926.7 million, respectively. The effective interest rate, after amortization of deferred financing costs, was 8.7% per annum at December 31, 2003, and 8.8% per annum at December 31, 2002.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective rate for income taxes for the years ended December 31, 2003, 2002, and 2001, differs from the United States statutory rate, as reflected in the following reconciliation:

	2003	2002	2001

United States statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.8	29.9	2.0
Depletion and other permanent items	0.8	(0.2)	0.0
Tax credits	(2.3)	(9.0)	0.0
Foreign tax at rates other than U.S. statutory	(83.2)	(102.8)%	(3.2)
Other, net (including U.S. tax on Foreign Income)	44.8	8.5	0.0

Effective income tax rate	(0.1)%	(38.6)%	33.8%

      The components of the deferred income taxes, net as of December 31, 2003 and 2002, are as follows (in thousands):

	2003	2002

Net operating loss and credit carryforwards	$478,118	$109,500
Taxes related to risk management activities and SFAS 133	77,905	103,604
Other differences	78,776	197,609
Valuation allowance	(19,335)	(26,665)

Deferred tax assets	615,464	384,048

Property differences	(1,941,508)	(1,321,445)
Other differences	—	(186,332)

Deferred tax liabilities	(1,941,508)	(1,507,777)

Total	(1,326,044)	(1,123,729)
Less: Current portion(1)	15,709	54,947

Deferred income taxes, net of current portion	$(1,310,335)	$(1,068,782)

(1)	Current portion of net deferred income taxes are classified within other current liabilities on the Consolidated Balance Sheet.

      The net operating loss consists of federal and state carryforwards of $364.8 million which expire between 2004 and 2023. The federal and state net operating loss carryforwards available are subject to limitations on annual usage. The Company also has loss carryforwards in certain foreign subsidiaries, resulting in tax benefits of approximately $113.3 million, the majority of which expire by 2008. The Company has provided a valuation allowance to reduce deferred tax assets to the extent necessary to result in an amount that is more likely than not of being realized. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company is under an Internal Revenue Service review for the years 1999 through 2002. The Company believes that the ultimate resolution will not have a material effect on its financial position.

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

1996 Stock Incentive Plan

      The Company adopted the 1996 Stock Incentive Plan (“SIP”) in September 1996. The SIP succeeded the Company’s previously adopted stock option program. Prior to the adoption of SFAS No. 123 prospectively on January 1, 2003, (see Note 2), the Company accounted for the SIP under APB Opinion No. 25, “Accounting for Stock Issued to Employees” under which no compensation cost was recognized through December 31, 2002. See Note 2 for the effects the SIP would have on the Company’s financial statements if stock-based compensation was accounted for under SFAS No. 123 prior to January 1, 2003.

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

(1)	Represents cessation of options awarded under the Encal stock option plan

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarizes information concerning outstanding and exercisable options at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.570-$1.070	5,043,246	1.46	$0.783	5,043,246	$0.783
$1.105-$2.250	3,954,946	4.01	2.136	3,954,946	2.136
$2.345-$3.860	3,777,939	5.02	3.746	3,768,439	3.748
$3.960-$3.980	5,466,259	9.02	3.980	10,000	3.960
$4.010-$5.240	3,256,157	8.37	5.162	1,029,516	5.000
$5.250-$7.640	4,098,249	7.03	7.557	2,444,893	7.515
$7.750-$13.850	3,757,882	5.84	10.598	3,348,139	10.207
$13.917-$48.150	4,319,587	5.97	31.172	3,215,995	28.792
$48.188-$56.920	162,216	7.22	51.317	136,657	51.267
$56.990-$56.990	1,950	7.33	56.990	1,950	56.990

$0.570-$56.990	33,838,431	5.81	$8.245	22,953,781	$8.015

20.	Stockholders’ Equity

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Net
	Derivative	Net Accounts		Letters of Credit,
	Assets and	Receivable and		Margin or		Net
	Liabilities	Accounts Payable	Reserve	Other Offsets		Exposure

NRG Power Marketing	$—	$5,349	$—	$—		$5,349
PGET	$—	$—	$—	$(402	)(1)	$(402)
Mirant	$3,433	$1,688	$(451)	$(500	)(1)	$4,170

(1)	Margin deposit held by the Company on its balance sheet classified as other current liabilities.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted shares outstanding during the years ended December 31, 2003, 2002, and 2001, respectively, because such inclusion would be anti-dilutive.

      For the years ended December 31, 2003, 2002, and 2001, approximately 61.0 million, 66.4 million, and 0.6 million weighted common shares, respectively, of the Company’s outstanding 2006 Convertible Senior Notes were excluded from the diluted EPS calculations as the inclusion of such shares would have been anti-dilutive. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.

      In connection with the convertible notes payable to Calpine Capital Trust (“Trust I”), Calpine Capital Trust II (“Trust II”) and Calpine Capital Trust III (“Trust III”), in aggregate and net of repurchases, there were 44.1 million, 44.9 million and no common shares potentially issuable that were excluded from the earnings per share calculation for the years ended December 31, 2003, 2002, and 2001, respectively. These notes are convertible at any time at the applicable holder’s option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing.

      For the year ended December 31, 2003, there were no shares potentially issuable with respect to the 2023 Convertible Senior Notes, which were issued in November 2003. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under prescribed definition exceeds 120% of $6.50 per share, i.e. $7.80 per share), these securities are convertible at the holder’s option in cash for the face amount and in shares of the Company’s common stock for the appreciated value in the Company’s common stock over $6.50 per share. Holders have the right to require the Company to repurchase these securities at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem the related notes at any time on or after November 22, 2009 in cash for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The potential shares issuable upon conversion of these securities are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company’s year end stock price being under $7.80.

24.	Commitments and Contingencies

      Turbines. On February 11, 2003, the Company announced a significant restructuring of its turbine agreements (see Note 4 of the Notes to Consolidated Financial Statements), which enabled the Company to cancel up to 131 steam and gas turbines. The Company recorded a pre-tax charge of $207.4 million in the quarter ending December 31, 2002, in connection with fees paid to vendors to restructure these contracts. This charge was recorded in the Equipment cancellation and impairment costs line item on the Consolidated Statements of Operations in the year ended December 31, 2002. As of December 31, 2003, 60 of these turbines had been cancelled, leaving the disposition of 71 turbines still to be determined. The following table sets forth an analysis of the components of the turbine restructuring charges recorded in the fourth quarter of fiscal 2002 (in thousands):

	Three Months Ended
	December 31, 2002
			Total
	Turbine CIP	Turbine Restructuring	Turbine Restructuring
Description	Write-Off	Accrual	Charge

Turbine write-offs and contract restructuring charges	$182,534	$24,824	$207,358

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth in the Company’s turbine restructuring reserves as of December 31, 2003 (in thousands):

	As of		Adjustments to	As of
	December 31, 2002	Payments	Accrual(1)	December 31, 2003

Turbine restructuring accrual	$24,824	$(15,805)	$(473)	$8,546

(1)	In March 2003 it was determined that the actual invoices for the steam turbine equipment cancellations were less than the amount which had been accrued as of December 31, 2002.

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

		Units to Be
Year	Total	Delivered

	(In thousands)
2004	$100,186	5
2005	18,641	—
2006	2,516	—

Total	$121,343	5

      Other Restructuring Charges. In fiscal years 2002 and 2003, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges primarily comprised of severance and benefits related to the involuntary termination of employees and charges related to the vacancy of a number of facilities.

      The following table sets forth the Company’s restructuring reserves relating to its vacancy of various facilities (in thousands):

	As of		Reclass			As of
	December 31,		from		Adjustments	December 31,
	2002	Additions	Long-term	Amortization	to Accrual	2003

Accrued rent — Short-term	$4,009	$2,062	$825	$(3,718)	$(166)	$3,012
Accrued rent — Long-term	2,370	8,341	(825)	(162)	195	9,919

Total accrued rent liability	$6,379	$10,403	$—	$(3,880)	$29	$12,931

      The 2003 charge was recorded in the “Selling general and administrative expense” line item on the Consolidated Statements of Operations for the year ended December 31, 2003.

      The following table sets forth the Company’s restructuring reserves relating to its involuntary termination of employees (in thousands):

	As of				As of
	December 31,				December 31,
	2002	Additions	Payments	Adjustments	2003

Severance liability	$1,556	$3,914	$(5,191)	$414	$693

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, $1.1 million of the severance related charges were recorded in the “Plant operating expense” line item on the Consolidated Statements of Operations for the year ended December 31, 2003. The remaining $2.8 million was recorded in the “Selling general and administrative expense” line item on the Consolidated Statements of Operations for the year ended December 31, 2003.

      Power Plant Operating Leases — The Company has entered into long-term operating leases for power generating facilities, expiring through 2049. Many of the lease agreements provide for renewal options at fair value, and some of the agreements contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance agreements. In accordance with SFAS No. 13 and SFAS No. 98, “Accounting for Leases” the Company’s operating leases are not reflected on our balance sheet. Lease payments on the Company’s operating leases which contain escalation clauses or step rent provisions are recognized on a straight-line basis. Certain capital improvements associated with leased facilities may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Future minimum lease payments under these leases are as follows (in thousands):

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has guaranteed the principal payment of $2,448.6 million and $2,656.8 million, as of December 31, 2003 and 2002, respectively, of Senior Notes for two wholly owned finance subsidiaries of Calpine, Calpine Canada Energy Finance ULC and Calpine Canada Energy Finance II ULC. As of December 31, 2003, the Company has guaranteed $291.6 million and $289.1 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant and $301.0 million and $388.9 million, respectively, as of December 31, 2002, for these power plants. As of December 31, 2003 and 2002, the Company has also guaranteed $35.6 million and $38.0 million, respectively, of other miscellaneous debt. All of the guaranteed debt is recorded on the Company’s Consolidated Balance Sheet.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company (“PG&E”) filed with the California Public Utilities Commission (“CPUC”) a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause (“Complaint”) against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC (“LGS”) .. The Complaint requests the CPUC to issue an order requiring the defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The Complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E’s tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS’ direct interconnections to any entity other than PG&E. The Complaint further alleges that various natural gas consumers, including Company-affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E’s system and operate as an unregulated local distribution company within PG&E’s service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS has also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. Although Calpine has denied the allegations in the Complaint and believes this Complaint to be without merit, on January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the Complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval of the Settlement Agreement by the CPUC; in the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E’s withdrawal of its public utility claims against Calpine; and 5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. Parties have the opportunity to submit comments and reply comments on the Settlement Agreement and then the matter shall be before the CPUC for its consideration.

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	(in thousands)
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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in Standardized Measure of Discounted Future Net Cash Flows

      The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, 2003, 2002, and 2001 (in millions):

	United States	Canada	Total

Balance, December 31, 2000	$1,198	$1,880	$3,078
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(177)	(273)	(450)
Net changes in prices and production costs	(1,314)	(1,733)	(3,047)
Extensions, discoveries, additions and improved recovery, net of related costs	165	70	235
Development costs incurred	26	46	72
Revisions of previous quantity estimates and development costs	(110)	(298)	(408)
Accretion of discount	120	40	160
Net change in income taxes	370	869	1,239
Purchases of reserves in place	187	6	193
Sales of reserves in place	(48)	(36)	(84)
Changes in timing and other	24	(33)	(9)

Balance, December 31, 2001	$441	$538	$979
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(140)	(143)	(283)
Net changes in prices and production costs	529	640	1,169
Extensions, discoveries, additions and improved recovery, net of related costs	120	44	164
Development costs incurred	47	(22)	25
Revisions of previous quantity estimates and development costs	(88)	12	(76)
Accretion of discount	44	6	50
Net change in income taxes	(181)	(65)	(246)
Purchases of reserves in place	—	2	2
Sales of reserves in place	(6)	(515)	(521)
Changes in timing and other	10	(14)	(4)

Balance, December 31, 2002	$776	$483	$1,259
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(258)	(145)	(403)
Net changes in prices and production costs	316	(78)	238
Extensions, discoveries, additions and improved recovery, net of related costs	133	44	177
Development costs incurred	64	25	89
Revisions of previous quantity estimates and development costs	(91)	(69)	(160)
Accretion of discount	78	36	114
Net change in income taxes	(52)	193	141
Purchases of reserves in place	10	11	21
Sales of reserves in place	(6)	(166)	(172)
Changes in timing and other	(45)	82	37

Balance, December 31, 2003	$925	$416	$1,341

EXHIBIT INDEX

Exhibit
Number		Description

3	.1.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
3	.1.2	Amended and Restated By-laws of Calpine Corporation.(b)
4	.1.1	Indenture dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
4	.1.2	First Supplemental Indenture dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee.(d)
4	.2.1	Indenture dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4	.2.2	Supplemental Indenture dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
4	.2.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.3.1	Indenture dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
4	.3.2	Supplemental Indenture dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.4.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.4.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.5.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.5.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.6.1	Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(i)
4	.6.2	First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)
4	.7.1	Amended and Restated Indenture dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and Wilmington Trust Company, as Trustee.(j)
4	.7.2	Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(k)
4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.1	Indenture dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.3	Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.(l)

Exhibit
Number		Description

4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(m)
4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes.(m)
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(n)
4	.16.1	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(n)
4	.16.2	Registration Rights Agreement, dated as of November 14, 2003, between the Company and Deutsche Bank Securities, Inc., as Representative of the Initial Purchasers.(n)
4.17		Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(o)
4.18		First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.19		Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.20		Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.21		HIGH TIDES I.
4	.21.1	Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, dated September 29, 1999.(p)
4	.21.2	Corrected Certificate of Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, filed October 4, 1999.(p)
4	.21.3	Declaration of Trust of Calpine Capital Trust, dated as of October 4, 1999, among Calpine Corporation, as Depositor, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(p)
4	.21.4	Indenture, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(p)
4	.21.5	Remarketing Agreement, dated November 2, 1999, among Calpine Corporation, Calpine Capital Trust, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(p)

Exhibit
Number		Description

4	.21.6	Amended and Restated Declaration of Trust of Calpine Capital Trust, dated as of November 2, 1999, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, and The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(p)
4	.21.7	Preferred Securities Guarantee Agreement, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(p)
4.22		HIGH TIDES II.
4	.22.1	Certificate of Trust of Calpine Capital Trust II, a Delaware statutory trust, filed January 25, 2000.(q)
4	.22.2	Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(q)
4	.22.3	Indenture, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(q)
4	.22.4	Remarketing Agreement, dated as of January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(q)
4	.22.5	Registration Rights Agreement, dated January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, Credit Suisse First Boston Corporation and ING Barings LLC.(q)
4	.22.6	Amended and Restated Declaration of Trust of Calpine Capital Trust II, dated as of January 31, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(q)
4	.22.7	Preferred Securities Guarantee Agreement, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(q)
4.23		HIGH TIDES III.
4	.23.1	Amended and Restated Certificate of Trust of Calpine Capital Trust III, a Delaware statutory trust, filed July 19, 2000.(r)
4	.23.2	Declaration of Trust of Calpine Capital Trust III dated June 28, 2000, among the Company, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Administrative Trustees named therein.(r)
4	.23.3	Amendment No. 1 to the Declaration of Trust of Calpine Capital Trust III dated July 19, 2000, among the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein.(r)
4	.23.4	Indenture dated as of August 9, 2000, between the Company and Wilmington Trust Company, as Trustee.(r)
4	.23.5	Remarketing Agreement dated as of August 9, 2000, among the Company, Calpine Capital Trust III, Wilmington Trust Company, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(r)
4	.23.6	Registration Rights Agreement dated as August 9, 2000, between the Company, Calpine Capital Trust III, Credit Suisse First Boston Corporation, ING Barings LLC and CIBC World Markets Corp.(r)
4	.23.7	Amended and Restated Declaration of Trust of Calpine Capital Trust III dated as of August 9, 2000, the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein, including the form of Preferred Security and form of Common Security.(r)
4	.23.8	Preferred Securities Guarantee Agreement dated as of August 9, 2000, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.(r)

Exhibit
Number		Description

4.24		PASS THROUGH CERTIFICATES (TIVERTON AND RUMFORD).
4	.24.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate.(d)
4	.24.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee.(d)
4	.24.3	Appendix A — Definitions and Rules of Interpretation.(d)
4	.24.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes.(s)
4	.24.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4	.24.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4.25		PASS THROUGH CERTIFICATES (SOUTH POINT, BROAD RIVER AND ROCKGEN).
4	.25.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A.(b)
4	.25.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B.(b)
4	.25.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)

Exhibit
Number		Description

4	.25.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
10.1		Financing Agreements.
10	.1.1.1	Calpine Construction Finance Company Financing Agreement (“CCFC II”), dated as of October 16, 2000.(d)(s)

Exhibit
Number		Description

10	.1.1.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(n)
10	.1.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
10	.1.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
10	.1.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.3	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(l)
10	.1.4	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.5	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.6	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)

Exhibit
Number		Description

10	.1.7.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.8.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.8.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.9	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.10.1	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(l)
10	.1.10.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(n)
10	.1.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.12	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.13	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.14	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.15	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.16	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee.(l)
10	.1.17	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.18	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.19	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.20	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)

Exhibit
Number		Description

10	.1.21	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.22	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.23	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.24	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.25	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among Calpine Corporation, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent.(n)
10.2		Term Loan Agreements.
10	.2.1	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents.(l)
10	.2.2.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.2.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.3	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10	.2.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10.3		Management Contracts or Compensatory Plans or Arrangements.
10	.3.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(n)(t)
10	.3.2	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Peter Cartwright.(q)(t)
10	.3.3	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Ms. Ann B. Curtis.(b)(t)
10	.3.4	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Ron A. Walter.(b)(t)

Exhibit
Number		Description

10	.3.5	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Robert D. Kelly.(b)(t)
10	.3.6	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Thomas R. Mason.(b)(t)
10	.3.7	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(n)(t)
10	.3.8	Calpine Corporation Annual Management Incentive Plan.(u)(t)
10	.3.9	$500,000 Promissory Note Secured by Deed of Trust made by Thomas R. Mason and Debra J. Mason in favor of Calpine Corporation.(u)(t)
10	.3.10	2000 Employee Stock Purchase Plan (v)(t)
10	.3.11	Form of Indemnification Agreement for directors and officers.(w)(t)
10	.3.12	Form of Indemnification Agreement for directors and officers.(b)(t)
10.4		Power Purchase and Sale Agreements.
10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources.(*)
12.1		Statement on Computation of Ratio of Earnings to Fixed Charges.(n)
21.1		Subsidiaries of the Company.(n)
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(*)
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)
23.3		Consent of Netherland, Sewell & Associates, Inc., independent engineer.(*)
23.4		Consent of Gilbert Laustsen Jung Associates, Ltd., independent engineer.(*)
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).(*)
31.1		Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2		Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
99.1		Acadia Power Partners, LLC and Subsidiary, Consolidated Financial Statements, December 31, 2003, 2002 and 2001.(*)
99.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)

(*) Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(j)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated October 16, 2001, filed with the SEC on November 13, 2001.

(k)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-57338) filed with the SEC on April 19, 2001.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(n)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(o)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(p)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-87427) filed with the SEC on October 26, 1999.

(q)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 29, 2000.

(r)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration Statement No. 333-47068) filed with the SEC on September 29, 2000.

(s)	Approximately 71 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.

(t)	Management contract or compensatory plan or arrangement.

(u)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated March 30, 2000, filed with the SEC on April 3, 2000.

(v)	Incorporated by reference to Calpine Corporation’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000.

(w)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996.