Form 10-Q/A
period 2004-03-31
CALPINE CORP
filed 2004-09-13
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for Calpine Corporation (“Calpine”) for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2004, is being filed in connection with the SEC’s review of Calpine’s registration statement on Form S-3, relating to the resale of 4.75% contingent convertible senior notes sold by Calpine on November 17, 2003 and January 9, 2004, and 1934 Exchange Act filings incorporated by reference thereto. As a result of this review there were no changes to the Consolidated Condensed Financial Statements. This Amendment No. 1 does provide, however, revised or expanded disclosure in Item 1 “Notes to Consolidated Condensed Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures”.

Unrelated to the aforementioned review, we have made certain reclassifications to the Consolidated Condensed Balance Sheets as described in Note 2 of the Notes to the Consolidated Condensed Financial Statements under Reclassifications.

CALPINE CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$582,804	$991,806
Accounts receivable, net	1,015,986	988,947
Margin deposits and other prepaid expense	456,857	385,348
Inventories	127,998	139,654
Restricted cash	401,187	383,788
Current derivative assets	579,564	496,967
Current assets held for sale	—	651
Other current assets	184,057	89,593

Total current assets	3,348,453	3,476,754

Restricted cash, net of current portion	215,137	575,027
Notes receivable, net of current portion	211,759	213,629
Project development costs	146,393	139,953
Investments in power projects and oil and gas properties	417,978	472,749
Deferred financing costs	439,941	400,732
Prepaid lease, net of current portion	425,846	414,058
Property, plant and equipment, net	20,736,669	20,081,052
Goodwill, net	45,160	45,160
Other intangible assets, net	89,753	89,924
Long-term derivative assets	753,124	673,979
Long-term assets held for sale	—	112,148
Other assets	531,825	608,767

Total assets	$27,362,038	$27,303,932

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except share and
	per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,007,405	$938,644
Accrued payroll and related expense	56,124	96,693
Accrued interest payable	295,632	321,176
Income taxes payable	9,563	18,026
Notes payable and borrowings under lines of credit, current portion	254,067	254,292
Preferred interests, current portion	11,597	11,220
Capital lease obligation, current portion	4,396	4,008
CCFC I financing, current portion	3,208	3,208
Construction/project financing, current portion	76,332	61,900
Senior notes and term loans, current portion	14,500	14,500
Current derivative liabilities	551,191	456,688
Other current liabilities	280,358	335,048

Total current liabilities	2,564,373	2,515,403

Notes payable and borrowings under lines of credit, net of current portion	791,700	873,572
Notes payable to Calpine Capital Trusts	1,153,500	1,153,500
Preferred interests, net of current portion	228,014	232,412
Capital lease obligation, net of current portion	192,340	193,741
CCFC I financing, net of current portion	784,258	785,781
CalGen/ CCFC II financing	2,393,945	2,200,358
Construction/project financing, net of current portion	1,548,262	1,209,505
Convertible Senior Notes Due 2006	72,126	660,059
Convertible Senior Notes Due 2023	900,000	650,000
Senior notes and term loans, net of current portion	9,357,521	9,369,253
Deferred income taxes, net	1,245,349	1,310,335
Deferred lease incentive	49,352	50,228
Deferred revenue	111,864	116,001
Long-term derivative liabilities	750,810	692,088
Long-term liabilities held for sale	—	161
Other liabilities	269,908	259,390

Total liabilities	22,413,322	22,271,787

Minority interests	365,354	410,892

Stockholders’ equity:
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value per share; authorized 1,000,000,000 shares; issued and outstanding 415,736,644 shares in 2004 and 415,010,125 shares in 2003	416	415
Additional paid-in capital	3,002,075	2,995,735
Retained earnings	1,497,317	1,568,509
Accumulated other comprehensive income	83,554	56,594

Total stockholders’ equity	$4,583,362	$4,621,253

Total liabilities and stockholders’ equity	$27,362,038	$27,303,932

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share amounts)
	(Unaudited)
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue	$1,245,887	$1,100,067
Sales of purchased power for hedging and optimization	380,028	681,284

Total electric generation and marketing revenue	1,625,915	1,781,351
Oil and gas production and marketing revenue
Oil and gas sales	24,581	25,911
Sales of purchased gas for hedging and optimization	352,737	327,468

Total oil and gas production and marketing revenue	377,318	353,379
Mark-to-market activities, net	12,518	20,443
Other revenue	26,987	10,760

Total revenue	2,042,738	2,165,933

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	175,834	161,929
Transmission purchase expense	16,427	8,825
Royalty expense	5,881	5,357
Purchased power expense for hedging and optimization	374,939	679,949

Total electric generation and marketing expense	573,081	856,060
Oil and gas operating and marketing expense
Oil and gas operating expense	22,328	25,661
Purchased gas expense for hedging and optimization	360,486	316,948

Total oil and gas operating and marketing expense	382,814	342,609
Fuel expense	762,705	635,369
Depreciation, depletion and amortization expense	149,415	133,815
Operating lease expense	27,799	27,692
Other cost of revenue	26,380	5,251

Total cost of revenue	1,922,194	2,000,796

Gross profit	120,544	165,137
(Income) from unconsolidated investments in power projects and oil and gas properties	(2,506)	(5,125)
Equipment cancellation and impairment cost	2,360	87
Project development expense	7,717	5,086
Research and development expense	3,815	2,391
Sales, general and administrative expense	57,247	43,658

Income from operations	51,911	119,040
Interest expense	254,792	142,961
Distributions on trust preferred securities	—	15,657
Interest (income)	(12,060)	(8,035)
Minority interest expense	8,435	2,277
Other expense (income)	(19,258)	34,590

Loss before (benefit) for income taxes	(179,998)	(68,410)
(Benefit) for income taxes	(85,949)	(16,872)

Loss before discontinued operations and cumulative effect of a change in accounting principle	(94,049)	(51,538)
Discontinued operations, net of tax provision (benefit) of $12,325 and $(790)	22,857	(1,007)
Cumulative effect of a change in accounting principle, net of tax provision of $— and $450	—	529

Net loss	$(71,192)	$(52,016)

Basic and diluted loss per common share:
Weighted average shares of common stock outstanding	415,308	380,960
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(0.23)	$(0.14)
Discontinued operations, net of tax	$0.06	$—
Cumulative affect of a change in accounting principle, net of tax	$—	$—

Net loss	$(0.17)	$(0.14)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(71,192)	$(52,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization(1)	197,183	164,501
Deferred income taxes, net	(98,142)	4,597
Tax refund received	592	16,952
(Gain) on sale of assets	(32,211)	—
Stock compensation expense	4,266	4,490
Foreign exchange (gains) losses	(9,984)	25,209
Change in net derivative assets and liabilities	(36,230)	54,290
Income from unconsolidated investments in power projects and oil and gas properties	(2,506)	(5,125)
Distributions from unconsolidated investments in power projects	5,140	9,401
Other	7,599	(292)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,339)	(251,833)
Other current assets	(49,708)	(81,357)
Other assets	(6,823)	(44,444)
Accounts payable and accrued expense	1,981	281,665
Other liabilities	(59,856)	39,329

Net cash (used in) provided by operating activities	(173,230)	165,367

Cash flows from investing activities:
Purchases of property, plant and equipment	(414,945)	(507,250)
Disposals of property, plant and equipment	176,914	9,074
Acquisitions, net of cash acquired	(187,466)	(6,818)
Advances to joint ventures	(479)	(2,020)
Project development costs	(6,837)	(8,867)
Decrease in restricted cash	346,338	16,096
(Increase) decrease in notes receivable	1,772	(4,534)
Other	13,332	20,690

Net cash used in investing activities	(71,371)	(483,629)

Cash flows from financing activities:
Borrowings from notes payable and borrowings under lines of credit	2,394,565	—
Repayments of notes payable and borrowings under lines of credit	(86,783)	—
Borrowings from project financing	315,142	19,426
Repayments of project financing	(2,343,403)	—
Repayments of senior notes	(14,759)	—
Repurchase of 4% convertible senior notes	(586,926)	—
Proceeds from issuance of 4.75% convertible senior notes	250,000	—
Proceeds from income trust offering	—	100,900
Financing costs	(75,727)	(6,941)
Other	(12,200)	(842)

Net cash (used in) provided by financing activities	(160,091)	112,543

Effect of exchange rate changes on cash and cash equivalents	(4,310)	4,290
Net decrease in cash and cash equivalents	(409,002)	(201,429)
Cash and cash equivalents, beginning of period	991,806	579,486

Cash and cash equivalents, end of period	$582,804	$378,057

Cash paid during the period for:
Interest, net of amounts capitalized	$238,954	$71,297
Income taxes	$15,361	$8,003

(1)	Includes depreciation and amortization that is also charged to sales, general and administrative expense and to interest expense in the Consolidated Condensed Statements of Operations.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

1.	Organization and Operations of the Company

      Calpine Corporation (“Calpine” or “the Company”), a Delaware corporation, and subsidiaries (collectively, also referred to as the “Company”) are engaged in the generation of electricity in the United States of America, Canada and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company owns oil and gas operations and has ownership interests in, and operates, power facilities. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company’s generating plants, is sold to third parties.

2.	Summary of Significant Accounting Policies

      Basis of Interim Presentation — The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K/A. The results for interim periods are not necessarily indicative of the results for the entire year.

      Reclassifications — Certain prior years’ amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the 2004 presentation including a reclassification of transmission revenues from Electricity and steam revenue to Other revenue. Taxes on net current derivative assets and liabilities were reclassified out of Deferred income taxes, net to Other current liabilities.

      Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction retirement and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest, primary beneficiary determination for the Company’s investments in variable interest entities, the outcome of pending litigation and estimates of oil and gas reserves used to calculate depletion, depreciation and impairment of natural gas and petroleum property and equipment.

      Effective Tax Rate — For the three months ended March 31, 2004, the effective rate increased to 48% as compared to 25% for the three months ended March 31, 2003. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent non-taxable items.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Derivative Instruments — Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

      Mark-to-Market Activity, Net — This includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments undesignated as cash flow hedges, including those held for trading purposes. Gains and losses due to ineffectiveness on hedging instruments are also included in unrealized mark-to-market gains and losses. Trading activity is presented net in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”).

      Presentation of Revenue Under EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in EITF Issue No. 02-3: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

No. 03-11”) — The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company’s Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company’s power schedulers net the physical flow of the power purchase against the physical flow of the power sale as a matter of scheduling convenience to eliminate the need to schedule actual power delivery or “book out” the physical power flows. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted $370.5 million of purchased power expense against sales of purchased power during the three months ended March 31, 2004.

     New Accounting Pronouncements

      On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle — the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company’s financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company’s net income and earnings per share for the three months ended March 31, 2004 and 2003,

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

had the Company applied the accounting provisions of SFAS No. 123 to its prior years’ financial statements (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Net income
As reported	$(71,192)	$(52,016)
Pro Forma	(72,839)	(58,452)
Earnings per share data:
Basic earnings per share
As reported	$(0.17)	$(0.14)
Pro Forma	(0.18)	(0.15)
Diluted earnings per share
As reported	$(0.17)	$(0.14)
Pro Forma	(0.18)	(0.15)
Stock-based compensation cost, net of tax, included in net income, as reported	$2,581	$3,367
Stock-based compensation cost, net of tax, included in net income, pro forma	4,228	9,803

      The range of fair values of the Company’s stock options granted for the three months ended March 31, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $3.37-$4.45 in 2004, $1.60-$3.43 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%, expected volatility of 69.78%-97.99% and 70.44%-97.19% for the three months ended March 31, 2004 and 2003, respectively, risk-free interest rates of 2.35%-4.14% and 1.76%-4.04% for the three months ended March 31, 2004 and 2003, respectively, and expected option terms of 4-9 1/2 years and 2 1/2-9 1/2 years for the three months ended March 31, 2004 and 2003, respectively.

      In January 2003 FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities (“VIEs”) for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the Primary Beneficiary, should consolidate the Variable Interest Entity (“VIE”). This new model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity’s ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s variability.

      In December 2003 FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities (“SPEs”) for which the effective date was December 31, 2003. The Company has adopted FIN 46-R for its investment in SPEs, equity method joint ventures, its wholly owned subsidiaries that are subject to long-term power

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

purchase agreements and tolling arrangements, operating lease arrangements containing fixed price purchase options and its wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests.

      The Company evaluated its investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, the Company was not the Primary Beneficiary, as the Company would not absorb a majority of these entities’ expected variability. The fixed price purchase options under the Company’s operating lease arrangements were not considered significant variable interests. However, the Company’s investments in joint ventures were considered significant. See Note 7 for more information related to these joint venture investments.

      An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs by virtue of a power sales or tolling agreement which was longer than 10 years and for more than 50% of the entity’s capacity. However, in all cases, the Company absorbed a majority of the entity’s variability and continues to consolidate these 100% Company-owned subsidiaries. The Company qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity’s capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” were not considered variable interests, because payments under these leasing arrangements create rather than absorb the entity’s variability.

      A similar analysis was performed for the Company’s wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests. These entities were determined to be VIEs in which the Company absorbs the majority of the variability, primarily due to the debt characteristics of the preferred interest, which are classified as debt in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in the Company’s Consolidated Condensed Balance Sheets. Consequently, the Company continues to consolidate these wholly owned subsidiaries.

      Significant judgment was required in making an assessment of whether or not a VIE was a special purpose entity (“SPE”) for purposes of adopting and applying FIN 46-R, as of October 31, 2003. Entities that meet the definition of a business outlined in FIN 46-R and that satisfy other formation and involvement criteria are not subject to the FIN 46-R consolidation guidelines. The definitional characteristics of a business include having: inputs such as long-lived assets; the ability to obtain access to necessary materials and employees; processes such as strategic management, operational process and resource management; and the ability to obtain access to the customers that purchase the outputs of the entity. Since the current accounting literature does not provide a definition of an SPE, the Company’s assessment was primarily based on the degree to which the VIE aligned with the definition of a business. Based on this assessment, the Company determined that five VIE investments were in SPEs: Calpine Northbrook Energy Marketing, LLC (“CNEM”), Power Contract Financing, L.L.C. (“PCF”) and the Calpine Capital Trusts I, II and III, and subject to FIN 46-R as of October 1, 2003.

      On May 15, 2003, the Company’s wholly owned subsidiary, CNEM, completed the $82.8 million monetization of an existing power sales agreement with the Bonneville Power Administration (“BPA”). CNEM borrowed $82.8 million secured by the spread between the BPA contract and certain fixed power purchase contracts. CNEM was established as a bankruptcy-remote entity and the $82.8 million loan is recourse only to CNEM’s assets and is not guaranteed by the Company. CNEM was determined to be a VIE in which the Company was the Primary Beneficiary. Accordingly, the entity’s assets and liabilities were consolidated into the Company’s accounts as of June 30, 2003.

      On June 13, 2003, PCF, a wholly owned stand-alone subsidiary of Calpine Energy Services, L.P. (“CES”), completed an offering of two tranches of Senior Secured Notes Due 2006 and 2010 (collectively

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

called the “PCF Notes”), totaling $802.2 million. To facilitate the transaction, the Company formed PCF as a wholly owned, bankruptcy remote entity with assets and liabilities consisting of certain transferred power purchase and sales contracts, which serve as collateral for the PCF Notes. The PCF Notes are non-recourse to the Company’s other consolidated subsidiaries. PCF was determined to be a VIE in which the Company was the Primary Beneficiary. Accordingly, the entity’s assets and liabilities were consolidated into the Company’s accounts as of June 30, 2003.

      Upon adoption of FIN 46-R for the Company’s investments in SPEs, the Company determined that its equity investment in Calpine Capital Trusts I, II and III (“the Trusts”) was not considered at-risk as defined in FIN 46-R and that the Company did not have a significant variable interest in the Trusts. Consequently, the Company deconsolidated the Trusts.

3.	Collateral Debt Securities;

      In connection with the plans of the Calpine Power Income Fund (“CPIF”) to acquire the King City Power Plant (see Note 15 for more information regarding this transaction) and become the lessor of the facility, the Company intends to sell certain investments previously accounted for as held-to-maturity. The table below reflects the reclassification of the collateral securities from held-to-maturity to available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The following securities were, therefore, recorded at fair market value in Other Current Assets at March 31, 2004, with the excess over amortized cost recorded in Other Comprehensive Income (in thousands):

	March 31, 2004

		Gross	Gross
		Unrealized	Unrealized
		Gains in Other	Losses in Other
	Amortized	Comprehensive	Comprehensive
	Cost	Income	Income	Fair Value

Corporate debt securities	$12,422	$432	$—	$12,854
U.S. Treasury Notes	1,973	142	—	2,115
U.S. Treasury Securities (non-interest bearing)	67,871	17,481	—	85,352

Debt securities	$82,266	$18,055	$—	$100,321

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment, Net and Capitalized Interest;

      As of March 31, 2004 and December 31, 2003, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

	March 31,	December 31,
	2004	2003

Buildings, machinery, and equipment	$13,795,049	$13,226,310
Oil and gas properties, including pipelines	2,112,964	2,136,740
Geothermal properties	464,795	460,602
Other	263,197	234,932

	16,636,005	16,058,584
Less: accumulated depreciation and depletion	(1,948,872)	(1,834,701)

	14,687,133	14,223,883
Land	97,139	95,037
Construction in progress	5,952,397	5,762,132

Property, plant and equipment, net	$20,736,669	$20,081,052

Capital Spending — Construction and Development

      Construction and Development costs in process consisted of the following at March 31, 2004 (in thousands):

			Equipment	Project
	# of		Included in	Development	Unassigned
	Projects	CIP	CIP	Costs	Equipment

Projects in active construction	13	$4,684,403	$1,537,067	$—	$—
Projects in advanced development	15	754,280	623,696	128,708	—
Projects in suspended development	5	463,094	203,185	8,753	—
Projects in early development	3	—	—	8,932	12,280
Other capital projects	NA	50,620	31	—	—
Unassigned	NA	—	—	—	54,789

Total construction and development costs		$5,952,397	$2,363,979	$146,393	$67,069

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

      Projects in Advanced Development — There are 15 projects in advanced development. These projects will bring on line approximately 6,735 MW of base load capacity (7,952 MW base load with peaking capacity).

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete. The estimated cost to complete the 15 projects in advanced development is approximately $4.4 billion. The Company’s current plan is to commence construction with project financing, once power purchase agreements are arranged.

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

      Unassigned Equipment — As of March 31, 2004, the Company had made progress payments on 4 turbines, 1 heat recovery steam generator and other equipment with an aggregate carrying value of $67.1 million This unassigned equipment is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company’s engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

      Capitalized Interest — The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”), as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)” (“SFAS No. 58”). The Company’s qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended March 31, 2004 and 2003, the total amount of interest capitalized was $108.5 million and $118.5 million, respectively, including $18.5 million and $19.6 million, respectively, of interest incurred on funds borrowed for specific construction projects and $90.0 million and $98.9 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three months ended March 31, 2004 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company’s development projects.

      In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds, are certain of the Company’s Senior Notes and term loan facilities and the secured working capital revolving credit facility.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Impairment Evaluation — All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired.

5.	Acquisitions

      On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Calpine Cogeneration Company (“Calpine Cogen”), which holds interests in six power facilities, from NRG Energy, Inc. (“NRG”) for approximately $2.5 million. The Company had purchased its initial 80% interest in Calpine Cogen (formerly known as Cogeneration Corporation of America) from NRG in 1999. As a result of the current transaction, the Company now has a 100% interest in the Newark, Parlin, Morris and Pryor facilities, an 83% interest in the Philadelphia Water Project, and a 50% interest in the Grays Ferry Power Plant.

      On March 26, 2004, the Company acquired the remaining 50% interest in the Aries facility from a subsidiary of Aquila, Inc. (Aquila and its subsidiaries referred to collectively as “Aquila”). At the same time, Aries terminated a tolling contract with another subsidiary of Aquila. Aquila paid $5 million and assigned certain transmission and other rights to the Company. Aquila and the Company also amended a master netting agreement between them, and as a result, the Company returned cash margin deposits totaling $10.8 million to Aquila. Contemporaneous with the closing of the acquisition, Aries’ existing construction loan was converted to two term loans totaling $178.8 million. The Company contributed $15 million of equity to Aries in connection with the term out of the construction loan.

      On March 31, 2004, the Company closed on the purchase of the 570-megawatt, natural gas-fired, Brazos Valley Power Plant (“Brazos Valley”) in Fort Bend County, Texas, for approximately $175.0 million. The Company used the net proceeds from the sale of Lost Pines 1 and cash on hand to acquire this facility in a transaction structured as a tax deferred like-kind exchange under IRS Section 1031. The consortium of banks that had provided construction financing for the power plant and had taken possession of the plant from the original developer in 2003 indirectly owned the special purpose companies that owned Brazos Valley. Brazos Valley has become part of the collateral package for the Calpine Construction Finance Company, L.P. (“CCFC I”) First Priority Secured Institutional Term Loans Due 2009 and Second Priority Senior Secured Floating Rate Notes Due 2011.

6.	Financing

      On January 9, 2004, one of the initial purchasers of the 4 3/4% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Notes”) exercised in full its option to purchase an additional $250.0 million of these notes. The notes are convertible into cash and into shares of Calpine common stock upon the occurrence of certain contingencies at an initial conversion price of $6.50 per share, which represents a 38% premium over the New York Stock Exchange closing price of $4.71 per share on November 6, 2003, the date the notes were originally priced. Upon conversion of the notes, the Company will deliver par value in cash and any additional value in Calpine shares.

      During the three months ended March 31, 2004, the Company repurchased $178.5 million in principal amount of its outstanding 4% Convertible Senior Notes Due 2006 (“2006 Convertible Senior Notes”) that can be put to the Company in exchange for $177.5 million in cash. Additionally, on February 9, 2004, the Company made a cash tender offer, which expired on March 9, 2004, for any and all of the then still

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, the Company paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes which included accrued interest of $3.4 million. At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

      On February 18, 2004, one of the Company’s wholly owned subsidiaries closed on the sale of natural gas properties to Calpine Natural Gas Trust (“CNG Trust”). The Company received consideration of Cdn$ 40.5 million (US$30.9 million). Calpine holds 25% of the outstanding trust units of CNG Trust and accounts for the investment using the equity method. The Company recorded a $6.2 million pre-tax gain on the sale of these properties.

      On February 20, 2004, the Company completed a $250.0 million, non-recourse project financing for the 600-megawatt Rocky Mountain Energy Center. A consortium of banks financed the construction of the plant at a rate of LIBOR plus 250 basis points. Upon commercial operation of the Rocky Mountain Energy Center, the banks will provide a three-year term-loan facility.

      On March 23, 2004, the Company’s wholly owned subsidiary Calpine Generating Company, LLC (“CalGen”), formerly known as Calpine Construction Finance Company II, LLC (“CCFC II”), completed its offering of secured term loans and secured notes. As expected, the Company realized net total proceeds from the offerings (after payment of transaction fees and expenses, including the fee payable to Morgan Stanley in connection with an index hedge) in the approximate amount of $2.3 billion. The offerings included:

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

      The secured term loans and secured notes described above in each case are collateralized, through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen’s power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders’ recourse is limited to such collateral, and none of the indebtedness is guaranteed by Calpine. Net proceeds from the offerings were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing. Concurrently with this refinancing, the Company amended and restated the CCFC II credit facility (as amended and restated, the “CalGen revolving credit facility”) to reduce the commitments under the facility to $200.0 million and extend its maturity to March 2007. Borrowings under the CalGen revolving credit facility bear interest at LIBOR plus 350 basis points (or, at the Company’s election, the Base Rate plus 250 basis points). Outstanding indebtedness and letters of credit under the CCFC II credit facility at December 31, 2003, and at the refinancing date, totaled approximately $2.3 billion and $2.4 billion, respectively.

      On March 24, 2004, the Company repurchased $9.0 million in principal amount of its outstanding 8 1/2% Senior Notes Due 2011 and $11.0 million in principal amount of its outstanding 7 3/4% Senior Notes Due

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2009, in exchange for approximately $14.8 million in cash. A gain of $5.0 million, net of deferred financing costs written off, was recognized in the first quarter of 2004.

Annual Debt Maturities

      The annual principal repayments or maturities of notes payable and borrowings under lines of credit, notes payable to Calpine Capital Trusts, preferred interests, construction/project financing, 2006 Convertible Senior Notes, 2023 Convertible Notes, senior notes and term loans, CCFC I financing, CalGen/ CCFC II financing and capital lease obligations as of March 31, 2004, are as follows (in thousands):

April through December 2004	$245,934
2005	526,637
2006	775,461
2007	2,371,194
2008	2,620,659
Thereafter	11,245,881

Total	$17,785,766

7.	Investments in Power Projects and Oil and Gas Properties

      The Company’s investments in power projects and oil and gas properties are integral to its operations. As discussed in Note 2, the Company’s joint venture investments were evaluated under FIN 46-R to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that the Acadia Energy Center, Grays Ferry Power Plant, Whitby Cogeneration facility and the Androscoggin Power Plant were VIEs, in which the Company held a significant variable interest. However, based on a qualitative and quantitative assessment of the expected variability in these entities, the Company was not the primary beneficiary. Consequently, the Company continues to account for these VIEs and its other joint venture investments in power projects in accordance with APB Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18).”

      Acadia Powers Partners, LLC (“Acadia”) is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company’s involvement in this VIE began upon formation of the entity in March 2000. The Company’s maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $224.1 million.

      Grays Ferry Cogeneration Partnership (“Grays Ferry”) is the owner of a 140-megawatt gas-fired cogeneration facility located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company’s involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. (“Cogen America”) in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company’s maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $48.4 million.

      Androscoggin Energy LLC (“AELLC”) is the owner of a 160-megawatt gas-fired cogeneration facility located in Maine and is a joint venture between the Company, Wisvest Corporation and Androscoggin Energy, Inc. The Company’s involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC (“SkyGen”) in October 2000. The Androscoggin joint venture project was part of the portfolio of assets owned by SkyGen. The Company’s maximum potential exposure to loss at March 31, 2004, is limited to $29.0 million, which represents the book value of its investment of approximately $14.2 million and a notes receivable balance due from AELLC of $14.8 million as described below.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Whitby Energy LLP (“Whitby”) is the owner of a 50-megawatt gas-fired cogeneration facility located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company’s involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. (“Westcoast”) in September 2001, which included the Whitby joint venture project. The Company’s maximum potential exposure to loss at March 31, 2004, is limited to the book value of its investment of approximately $35.1 million.

      The following investments are accounted for under the equity method (in thousands):

	Ownership	Investment Balance at
	Interest as of
	March 31,	March 31,	December 31,
	2004	2004	2003

Acadia Energy Center	50.0%	$224,080	$221,038
Valladolid III IPP	45.0%	69,255	67,320
Grays Ferry Power Plant(1)	50.0%	48,352	53,272
Whitby Cogeneration	20.8%	35,083	31,033
Calpine Natural Gas Trust	25.0%	25,714	28,598
Androscoggin Power Plant	32.3%	14,174	11,823
Aries Power Plant(2)	100.0%	—	58,205
Other	—	1,320	1,460

Total investments in power projects and oil and gas properties		$417,978	$472,749

(1)	On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Calpine Cogen. As a result of the acquisition, the Company’s ownership percentage in the Grays Ferry Power Plant increased to 50%. See Note 5 for information on the acquisition.

(2)	On March 26, 2004, the Company acquired the remaining 50 percent interest in Aries Power Plant. Accordingly, this plant is consolidated as of March 31, 2004. See Note 5 for information on the acquisition.

      The debt on the books of the unconsolidated power projects is not reflected on the Company’s Consolidated Condensed Balance Sheets. At March 31, 2004, investee debt is approximately $289.6 million. Based on the Company’s pro rata ownership share of each of the investments, the Company’s share would be approximately $61.5 million. However, all such debt is non-recourse to the Company.

      The Company owns a 32.3% interest in the unconsolidated equity method investee AELLC. AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $60.1 million outstanding as of March 31, 2004. The debt is non-recourse to Calpine Corporation (the “AELLC Non-Recourse Financing”). On March 31, 2004, and December 31, 2003, the Company’s investment balance was $14.2 million and $11.8 million, respectively, and its notes receivable balance due from AELLC was $14.8 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication had declined to extend the dates for the conversion of the construction loan to a term loan by a certain date. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which is disclosed in Note 12. IP’s complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, the Company has reviewed its investment and notes receivable balances and believes that the assets are not impaired. The Company further believes that AELLC will eventually be able to convert the construction loan to a term loan.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The following details the Company’s income and distributions from investments in unconsolidated power projects and oil and gas properties (in thousands):

	Income (Loss) from
	Unconsolidated
	Investments in Power
	Projects and Oil and
	Gas Properties		Distributions

	For the Three Months Ended March 31,

	2004	2003	2004	2003

Acadia Energy Center	$5,217	$7,618	$2,193	$9,396
Aries Power Plant	(1,589)	(2,225)	—	—
Grays Ferry Power Plant	(1,851)	26	—	—
Whitby Cogeneration	317	638	565	—
Calpine Natural Gas Trust	1,321	—	2,313	—
Androscoggin Power Plant	(1,252)	(2,876)	—	—
Gordonsville Power Plant(1)	—	1,910	—	—
Other	109	5	69	5

Total	$2,272	$5,096	$5,140	$9,401

Interest income on notes receivable from power projects(2)	$234	$29

Total	$2,506	$5,125

      The Company provides for deferred taxes on its share of earnings.

(1)	On November 26, 2003, the Company completed the sale of its 50 percent interest in the Gordonsville Power Plant.

(2)	At March 31, 2004, and December 31, 2003, notes receivable from power projects represented an outstanding loan to the Company’s investment, Androscoggin Energy Center LLC, in the amounts of $14.8 million and $13.3 million, respectively.

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

Power Marketing Agreements — Under agreements with the Company’s Androscoggin Power Plant, CES can either market the plant’s power as the power facility’s agent or buy the power directly. Terms of any direct purchase are to be agreed upon at the time and incorporated into a transaction confirmation. Historically, CES has generally bought the power from the power facility rather than acting as its agent.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      The related party balances as of March 31, 2004 and December 31, 2003, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions for the three months ended March 31, 2004, and 2003, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

	March 31,	December 31,
	2004	2003

Accounts receivable	$6,821	$1,156
Accounts payable	9,985	12,172
Interest receivable	1,656	2,074
Note Receivable	14,802	13,262
Other receivables	9,489	8,794

	2004	2003
For the Three Months Ended March 31,
Revenue	$647	$455
Cost of Revenue	32,746	13,387
Maintenance fee revenue	139	143
Interest income	234	29
Gain on sale of assets	6,240	—

8.	Discontinued Operations

      Set forth below are all of the Company’s asset disposals by reportable segment that impacted the Company’s Consolidated Condensed Financial Statements as of March 31, 2004 and December 31, 2003:

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

Electric Generation and Marketing

      On January 15, 2004, the Company completed the sale of its 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

River Authority (LCRA). Under the terms of the agreement, Calpine received a cash payment of $146.8 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, the Company’s undivided interest in the Lost Pines facility was classified as “held for sale.”

Summary

      The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as “held for sale” of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

      The tables below present significant components of the Company’s income from discontinued operations for the three months ended March 31, 2004, and 2003, respectively (in thousands):

	Three Months Ended March 31, 2004

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$2,679	$—	$—	$2,679

Gain on disposal before taxes	$35,327	$—	$—	$35,327
Operating loss from discontinued operations before taxes	(145)	—	—	(145)

Income from discontinued operations before taxes	$35,182	$—	$—	35,182

Gain on disposal, net of tax	$22,951	$—	$—	$22,951
Operating loss from discontinued operations, net of tax	(94)	—	—	(94)

Income from discontinued operations, net of tax	$22,857	$—	$—	$22,857

	Three Months Ended March 31, 2003

	Electric	Oil and Gas	Corporate
	Generation	Production	and
	and Marketing	and Marketing	Other	Total

Total revenue	$18,503	$78	$1,763	$20,344

Gain on disposal before taxes	$—	$—	$—	$—
Operating income (loss) from discontinued operations before taxes	878	30	(2,705)	(1,797)

Income (loss) from discontinued operations before taxes	$878	$30	$(2,705)	$(1,797)

Gain on disposal, net of tax	$—	$—	$—	$—
Operating income (loss) from discontinued operations, net of tax	570	19	(1,596)	(1,007)

Income (loss) from discontinued operations, net of tax	$570	$19	$(1,596)	$(1,007)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Derivative Instruments

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Summary of Derivative Values

      The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at March 31, 2004, for the Company’s derivative instruments:

		Commodity
	Interest Rate	Derivative	Total
	Derivative	Instruments	Derivative
	Instruments	Net	Instruments

Current derivative assets	$6,539	$573,025	$579,564
Long-term derivative assets	—	753,124	753,124

Total assets	$6,539	$1,326,149	$1,332,688

Current derivative liabilities	$21,802	$529,389	$551,191
Long-term derivative liabilities	62,532	688,278	750,810

Total liabilities	$84,334	$1,217,667	$1,302,001

Net derivative assets (liabilities)	$(77,795)	$108,482	$30,687

      Of the Company’s net derivative assets, $393.6 million and $76.4 million are net derivative assets of Power Contract Financing, LLC and Calpine Northbrook Energy Marketing, LLC, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company, but both of which are consolidated by the Company pursuant to FIN 46.

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

      Below is a reconciliation of the Company’s net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at March 31, 2004 (in thousands):

Net derivative assets	$30,687
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	(72,727)
Cash flow hedges terminated prior to maturity	(160,757)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges	63,965
Accumulated OCI from unconsolidated investees	21,478

Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(117,354)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(1)	Amount represents one portion of the Company’s total accumulated OCI balance. See Note 10 for further information.

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

	March 31, 2004

	Gross	Net

Current derivative assets	$928,478	$573,025
Long-term derivative assets	1,161,134	753,124

Total derivative assets	$2,089,612	$1,326,149

Current derivative liabilities	$888,778	$529,389
Long-term derivative liabilities	1,092,352	688,278

Total derivative liabilities	$1,981,130	$1,217,667

Net commodity derivative assets	$108,482	$108,482

      The table above excludes the value of interest rate and currency derivative instruments.

      The tables below reflect the impact of the Company’s derivative instruments on its pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended March 31,

	2004			2003

	Hedge	Undesignated		Hedge	Undesignated
	Ineffectiveness	Derivatives	Total	Ineffectiveness	Derivatives	Total

Natural gas derivatives(1)	$5,446	$637	$6,083	$6,113	$(1,977)	$4,136
Power derivatives(1)	(540)	(10,488)	(11,028)	(3,026)	(1,881)	(4,907)
Interest rate derivatives(2)	(398)	96	(302)	(209)	—	(209)

Total	$4,508	$(9,755)	$(5,247)	$2,878	$(3,858)	$(980)

(1)	Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)	Recorded within Other Income.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      The table below reflects the contribution of the Company’s cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	2004	2003

Natural gas and crude oil derivatives	$193	$35,162
Power derivatives	(12,768)	(51,326)
Interest rate derivatives	(2,772)	(10,642)
Foreign currency derivatives	(516)	12,557

Total derivatives	$(15,863)	$(14,249)

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

						2009 &
	2004	2005	2006	2007	2008	After	Total

Gas OCI	$49,468	$(893)	$30,731	$1,181	$1,060	$2,541	$84,088
Power OCI	(65,443)	(64,935)	(46,304)	(2,037)	31	64	(178,624)
Interest rate OCI	(13,629)	(16,769)	(12,060)	(8,602)	(5,163)	(24,021)	(80,244)
Foreign currency OCI	(1,377)	(1,879)	(1,879)	(1,489)	85	—	(6,539)

Total pre-tax OCI	$(30,981)	$(84,476)	$(29,512)	$(10,947)	$(3,987)	$(21,416)	$(181,319)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Comprehensive Income (Loss)

      Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company’s net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The Company reports Accumulated Other Comprehensive Income (“AOCI”) in its Consolidated Balance Sheet. The tables below detail the changes during the three months ended March 31, 2004 and 2003, in the Company’s AOCI balance and the components of the Company’s comprehensive income (in thousands):

				Total	Comprehensive
				Accumulated	Income (Loss)
		Available-	Foreign	Other	for the Three
	Cash Flow	for-Sale	Currency	Comprehensive	Months Ended
	Hedges	Investments	Translation	Income	March 31, 2004

Accumulated other comprehensive income (loss) at January 1, 2004	$(130,419)	$—	$187,013	$56,594
Net loss					$(71,192)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2004	4,426
Reclassification adjustment for gain included in net loss for the three months ended March 31, 2004	15,863
Income tax provision for the three months ended March 31, 2004	(7,224)

	13,065			13,065	13,065
Available-for-sale investments:
Pre-tax gain on available-for-sale investments for the three months ended March 31, 2004		19,526
Income tax provision for the three months ended March 31, 2004		(7,709)

		11,817		11,817	11,817
Foreign currency translation gain for the three months ended March 31, 2004			2,078	2,078	2,078

Total comprehensive loss for the three months ended March 31, 2004					$(44,232)

Accumulated other comprehensive income (loss) at March 31, 2004	$(117,354)	$11,817	$189,091	$83,554

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

			Total
			Accumulated	Comprehensive
			Other	Income (Loss)
		Foreign	Comprehensive	for the Three
	Cash Flow	Currency	Income	Months Ended
	Hedges	Translation	(Loss)	March 31, 2003

Accumulated other comprehensive loss at January 1, 2003	$(224,414)	$(13,043)	$(237,457)
Net loss				$(52,016)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2003	27,827
Reclassification adjustment for loss included in net loss for the three months ended March 31, 2003	14,249
Income tax provision for the three months ended March 31, 2003	(10,927)

	31,149		31,149	31,149
Foreign currency translation gain for the three months ended March 31, 2003	—	84,062	84,062	84,062

Total comprehensive income for the three months ended March 31, 2003				$63,195

Accumulated other comprehensive loss at March 31, 2003	$(193,265)	$71,019	$(122,246)

11.	Loss Per Share

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

	Periods Ended March 31,

	2004			2003

	Net Loss	Shares	EPS	Net Loss	Shares	EPS

THREE MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(94,049)	415,308	$(0.23)	$(51,538)	380,960	$(0.14)
Discontinued operations, net of tax	22,857	—	0.06	(1,007)	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	529	—	—

Net loss	$(71,192)	415,308	$(0.17)	$(52,016)	380,960	$(0.14)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Because of the Company’s losses for the three months ended March 31, 2004 and 2003, basic shares were used in the calculations of fully diluted loss per share, under the guidelines of SFAS No. 128, “Earnings per Share,” as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase 72,565,275 and 115,332,743 shares of the Company’s common stock were not included in the computation of diluted shares outstanding during the three months ended March 31, 2004 and 2003, respectively, because such inclusion would be anti-dilutive.

      For the quarter ended March 31, 2004, approximately 23.8 million weighted common shares of the Company’s outstanding 4% convertible senior notes due 2006 were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive. Due to repurchases by the Company of these securities during the first quarter, at March 31, 2004, 4.0 million common shares were potentially issuable upon the conversion of 100% of these securities then outstanding. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.

      In connection with the convertible notes payable to Calpine Capital Trust (“Trust I”), Calpine Capital Trust II (“Trust II”) and Calpine Capital Trust III (“Trust III”), net of repurchases, there were 16.3 million, 14.1 million and 11.9 million common shares potentially issuable, respectively. These notes are convertible at any time at the applicable holder’s option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing.

      For the quarter ended March 31, 2004, there were no shares potentially issuable with respect to the Company’s 4.75% contingent convertible senior notes due 2023. Upon the occurrence of certain contingencies, these securities are convertible at the holder’s option in cash for the face amount and in shares of the Company’s common stock for the appreciated value in the Company’s common stock over $6.50 per share. Holders have the right to require the Company to repurchase these securities at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem the related notes at any time on or after November 22, 2009 in cash for the face amount plus any accrued and unpaid interest and liquidated damages, if any. Approximately 138.4 million maximum potential shares are issuable upon conversion of these securities and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company’s quarter end stock price being under $6.50.

12.	Commitments and Contingencies

      Turbines. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the remaining 5 turbines to be delivered as well as payment required for the potential cancellation

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

costs of the remaining 68 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 68 turbines.

		Units to Be
Year	Total	Delivered

	(In thousands)
April through December 2004	$76,497	5
2005	20,122	—
2006	2,623	—

Total	$99,242	5

     Litigation

      The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company’s Consolidated Condensed Financial Statements.

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

      All fifteen of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the 1933 Act complaints raised in the bondholders’ complaint, and the

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

number of defendants named was reduced. On January 16, 2003, before the Company’s response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine’s role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine’s dealings with Enron, and additional claims under Section 11 and Section 15 of the Securities Act of 1933 relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.

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

      On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff’s Section 11 claim was barred by the applicable one-year statute of limitations. On February 4, 2004, the judge denied the Company’s motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. The Company filed its answer to the third amended complaint on February 28, 2004.

      In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser’s motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit (“P&F”) moved to be appointed lead plaintiff. The Company filed a response in opposition to this motion. The court has scheduled a hearing on this matter for May 11, 2004.

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

      The Company removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the United States District Court for the Northern District of California in May 2003. Plaintiff sought to have the action remanded to state court, and on August 27, 2003, the United States District Court for the Southern District of California granted plaintiff’s motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors.

      On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

sustaining the Company’s motion to dismiss on the issue of plaintiff’s standing. The court found that plaintiff had not shown that it had purchased Calpine stock “traceable” to the April 2002 equity offering. The court overruled the Company’s motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004, ruling.

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

      Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”) filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action (“Phelps action”) are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs’ counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine’s response to the amended complaint is due June 18, 2004. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange (“ACE”) in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine’s account with U.S. Trust Company (“US Trust”). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. (“InterGen”) against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine’s loss from ACE. InterGen’s complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz’s settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. On January 26, 2004, Calpine filed a motion for partial summary judgment asserting that the bankruptcy court did not properly consolidate Anne Sholtz into the bankruptcy estate of EonXchange. If the motion is granted, at least $2.9 million of the $7 million that the Trustee is seeking to recover from Calpine could not be avoided as a preferential transfer. In response, the Trustee filed a motion for summary judgment for the entire $7 million plus interest against Calpine. Although Calpine will assert various defenses to the claims asserted by the Trustee, Calpine and the Trustee have entered into stipulations to continue the various hearing dates on the pending motions for summary judgment in order to pursue settlement discussions. The Company believes that it has adequately reserved for the possible loss, if any, that it may ultimately incur as a result of this matter.

      International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company (“IP”) filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC (“AELLC”) alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC’s fixed-cost gas supply agreements. The Company acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties’ cross motions for summary judgment finding in AELLC’s favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company (“PG&E”) filed with the California Public Utilities Commission (“CPUC”) a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause (“complaint”) against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC (“LGS”). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E’s tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS’ direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E’s system and operate as an unregulated local distribution company within PG&E’s service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E’s withdrawal of its public utility claims against Calpine; and 5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The matter is currently pending and shall be considered by the CPUC following the issuance of a recommendation by the presiding administrative law judge.

      Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”), which the Company acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine’s actions have reduced the profits from Oneta plant thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

on which approximately $38.6 million (including interest) is currently outstanding and past due. The note is collateralized by Panda’s carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. The company filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers Panda’s lawsuit to be without merit and intends to defend vigorously against it. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default in repayment of the note.

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

      Transmission Service Agreement with Nevada Power. On March 16, 2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements (“TSAs”) with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC’s Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman’s Fund Insurance Company (“FFIC”). The Centennial Project involves construction of various transmission facilities in two phases; Calpine’s Moapa Energy Center (“MEC”) is scheduled to receive service under its

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement (“PPA”) with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of costs incurred to date on the second phase of the project (approximately $4.5 million in total) among the three customers to be served. At this time, Calpine is unable to predict the final outcome of this proceeding or its impact on Calpine.

      On or about April 27, 2004, NPC alleged to FFIC that Calpine had defaulted on the TSA and made demand on FFIC for the full amount of the surety bond, $33,333,333.00. On April 29, 2004, FFIC filed a complaint for declaratory order in state superior court of Marin County, California in connection with this demand.

      FFIC’s complaint asks that an order be issued declaring that it has no obligation to make payment under the bond and, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC’s demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine is preparing to file a response to the complaint. Calpine’s position will be, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, Calpine is unable to predict the outcome of this proceeding or its impact on Calpine.

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

      The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company’s long-range objective to produce from its own natural gas reserves (“equity gas”)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

at a level of approximately 25% of its fuel consumption requirements. The Company’s oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segments are electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s oil and gas operations. Corporate activities and other consists primarily of financing activities, the Company’s specialty data center engineering business, which was divested in the third quarter of 2003 and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

	Electric Generation and		Oil and Gas Production
	Marketing		and Marketing		Corporate and Other		Total

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands)
For the three months ended March 31, Total revenue from external customers	$1,998,393	$2,138,498	$24,381	$24,892	$19,964	$2,543	$2,042,738	$2,165,933
Intersegment revenue	—	—	80,110	125,214	—	—	80,110	125,214
Segment profit/(loss) before provision for income taxes	(243,873)	(72,391)	19,500	47,394	44,375	(43,413)	(179,998)	(68,410)
Equipment cancellation and impairment cost	2,360	87	—	—	—	—	2,360	87

	Electric	Oil and Gas	Corporate,
	Generation	Production	Other and
	and Marketing	and Marketing	Eliminations	Total

	(In thousands)
Total assets:
March 31, 2004	$24,754,356	$1,667,578	$940,104	$27,362,038
December 31, 2003	$24,067,448	$1,797,755	$1,438,729	$27,303,932

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

      On December 12, 2002, the Administrative Law Judge (“ALJ”) issued a Certification of Proposed Finding on California Refund Liability (“December 12 Certification”) making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ’s findings set forth in the December 12 Certification (the “March 26 Order”). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party’s potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company has fully reserved the amount of refund liability that by its analysis would potentially be owed under the refund calculation clarification in the March 26 order. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on the Company’s business is uncertain at this time.

      On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission, the California Department of Water Resources (“CDWR”), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. (“Williams”) entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine’s settlement was approved by FERC on March 26, 2004, in an order which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company’s Qualifying Facilities (“QF”) contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments for certain QF contracts by determining the short run avoided cost (“SRAC”) energy price formula. In mid-2000 the Company’s QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price (“PX Price”) from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC, (collectively, the “PG&E Parties”) filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the “April 29 Motion”). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      On April 15, 2004, the Company agreed to modify the terms of its long-term operating lease for the 120-megawatt King City Power Plant located in King City, California. Upon closing of this transaction, the Company expects to: (1) extend the term of the King City Power Plant’s operating lease from 2018 to 2028; (2) restructure the lease’s rent payment schedule; (3) receive approximately $87 million in cash, net of transaction costs from the sale of securities originally pledged to the lessor to secure the lessee’s obligations under the lease; (4) receive approximately $40 million through the issuance of a 10-year promissory note by Calpine Canada Power Ltd., to a CPIF affiliate; and (5) redeem the existing preferred equity interest issued in 2003 by a Company subsidiary in connection with the King City Power Plant. Together, these transactions will result in a reduction of approximately $42 million of the Company’s debt and are expected to provide the Company with approximately $45 million in net cash proceeds. The closing is contingent upon the completion of the CPIF Subscription Receipt Offering which is expected to close on May 19, 2004. The Company expects to record a gain from this transaction.

      On April 26, 2004, the Company successfully completed its consent solicitation to effect certain amendments to the Indentures governing certain of Calpine’s public debt securities. The purpose of the amendments is to conform certain of the covenants in these Indentures to comparable provisions in the Indentures and other financing instruments governing the non-convertible debt issued by Calpine in 2003. The amended Indentures govern the Senior Notes issued by Calpine between 1996 and 1999, and are as follows:

•	10 1/2% Senior Notes due 2006

•	8 3/4% Senior Notes due 2007

•	7 7/8% Senior Notes due 2008

•	7 5/8% Senior Notes due 2006

•	7 3/4% Senior Notes due 2009

Item 2.	Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

      In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

	Three Months Ended March 31,

	2004	2003

	(In thousands, except
	production and pricing data)
Power Plants:
Electricity and steam (“E&S”) revenues:
Energy	$933,369	$814,810
Capacity	180,593	157,443
Thermal and other	131,925	127,814

Subtotal	$1,245,887	$1,100,067
Spread on sales of purchased power(1)	5,089	1,335

Adjusted E&S revenues (non-GAAP)	$1,250,976	$1,101,402
Megawatt hours produced	21,050,000	19,100,000
All-in electricity price per megawatt hour generated	$59.43	$57.67

(1)	From hedging, balancing and optimization activities related to our generating assets.

      Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three months ended March 31, 2004 and 2003, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

	Three Months Ended
	March 31,

	2004	2003

Total revenue	$2,042,738	$2,165,933
Sales of purchased power for hedging and optimization(1)	380,028	681,284
As a percentage of total revenue	18.6%	31.5%
Sale of purchased gas for hedging and optimization	352,737	327,468
As a percentage of total revenue	17.3%	15.1%
Total cost of revenue (“COR”)	1,922,194	2,000,796
Purchased power expense for hedging and optimization(1)	374,939	679,949
As a percentage of total COR	19.5%	34.0%
Purchased gas expense for hedging and optimization	360,486	316,948
As a percentage of total COR	18.8%	15.8%

(1)	On October 1, 2003, we adopted on a prospective basis Emerging Issues Task Force (“EITF”) Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As Defined in EITF Issue No. 02-3: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in

Energy Trading and Risk Management Activities” (“EITF Issue No. 03-11”) and netted purchases of power against sales of purchased power. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of our application of EITF Issue No. 03-11.

      The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. (“CES”) risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; (c) the accounting requirements under Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Asset,” under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect throughout 2001 and 2002 associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator (“ISO”) in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles required us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase until our prospective adoption of EITF Issue No. 03-11 on October 1, 2003. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for all financial periods prior to the adoption of EITF Issue No. 03-11. Our entrance into the NEPOOL market began with our acquisition of the Dighton, Tiverton and Rumford facilities on December 15, 2000.

Three Months
Ended
March 31, 2003

(In thousands)
Sales to NEPOOL from power we generated	$76,898
Sales to NEPOOL from hedging and other activity	83,011

Total sales to NEPOOL	$159,909
Total purchases from NEPOOL	$134,168

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

      Since the latter half of 2001, there has been a significant contraction in the availability of capital for participants in the energy sector. This has been due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a perceived near-term surplus supply of electric generating capacity. These factors have continued through 2003 and into 2004, during which decreased spark spreads have adversely impacted our liquidity and earnings. While we have been able to continue to access the capital and bank credit markets on attractive terms, we recognize that the terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program to enable us to conserve our available capital resources. We have recently completed the refinancing of Calpine Generating Company (“CalGen”), formerly Calpine Construction Finance Company II, LLC (“CCFC II”) revolving construction facility indebtedness of approximately $2.3 billion as further discussed in Note 6 of the Notes to Consolidated Condensed Financial Statements.

      Set forth below are the Results of Operations for the three months ended March 31, 2004 and 2003.

Results of Operations

           Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

     (in millions, except for unit pricing information, percentages and MW volumes).

     Revenue

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Total revenue	$2,042.7	$2,165.9	$(123.2)	(5.7)%

      The change in total revenue is explained by category below.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Electricity and steam revenue	$1,245.9	$1,100.1	$145.8	13.3%
Sales of purchased power for hedging and optimization	380.0	681.3	(301.3)	(44.2)%

Total electric generation and marketing revenue	$1,625.9	$1,781.4	$(155.5)	(8.7)%

      Electricity and steam revenue increased as we completed construction and brought into operation 5 new baseload power plants, 2 new peaker facilities and 4 expansion projects completed subsequent to March 31, 2003. Average megawatts in operation of our consolidated plants increased by 21% to 21,852 MW while generation increased by 10%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 50.3% in the three months ended March 31, 2004 from 55.2% in the three months ended March 31, 2003 primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting mild weather in the first quarter of 2004 and oversupply conditions which are expected to gradually work off over the next several years. This caused us to cycle off certain of our merchant plants without contracts in off-peak hours. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $57.60/ MWh in 2003 to $59.19/ MWh in 2004.

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Oil and gas sales	$24.6	$25.9	$(1.3)	(5.0)%
Sales of purchased gas for hedging and optimization	352.7	327.5	25.2	7.7%

Total oil and gas production and marketing revenue	$377.3	$353.4	$23.9	6.8%

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Realized gain on power and gas trading transactions, net	$17.4	$21.2	$(3.8)	(17.9)%
Unrealized loss on power and gas transactions, net	(4.9)	(0.8)	(4.1)	512.5%

Mark-to-market activities, net	$12.5	$20.4	$(7.9)	(38.7)%

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

      The decrease in mark-to-market activities revenue in the three months ended March 31, 2004, as compared to the same period in 2003 is due primarily to $9.0 in mark-to-market losses incurred on transactions executed as part of the Calpine Construction Finance Company L.P. (“CCFC I”) refinancing in 2003. Although these transactions were executed to support the cash flows of the CCFC I entity, they are required to be accounted for on a mark-to-market basis under GAAP. Losses on the CCFC I transactions were offset by increased mark-to-market gains on other positions.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Other revenue	$27.0	$10.8	$16.2	150.0%

      Other revenue increased during the three months ended March 31, 2004, primarily due to an increase of $12.2 of revenue from Thomassen Turbine Systems, (“TTS”), which we acquired in February 2003.

     Cost of Revenue

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Cost of revenue	$1,922.2	$2,000.8	$(78.6)	(3.9)%

      The decrease in total cost of revenue is explained by category below.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Plant operating expense	$175.8	$161.9	$13.9	8.6%
Transmission purchase expense	16.4	8.8	7.6	86.4%
Royalty expense	5.9	5.4	0.5	9.3%
Purchased power expense for hedging and optimization	374.9	679.9	(305.0)	(44.9)%

Total electric generation and marketing expense	$573.0	$856.0	$(283.0)	33.1%

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

      Approximately 71% of the first quarter 2004 royalty expense is attributable to royalties paid to geothermal property owners at The Geysers, mostly as a percentage of geothermal electricity revenues. The increase in royalty expense in the first quarter of 2004 was due to an increase in the accrual of contingent purchase price payments to the previous owners of the Texas City and Clear Lake Power Plants based on a percentage of gross revenues at these two plants.

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Oil and gas production expense	$20.6	$23.3	$(2.7)	(11.6)%
Oil and gas exploration expense	1.7	2.4	(0.7)	(29.2)%
Oil and gas operating expense	22.3	25.7	(3.4)	(13.2)%
Purchased gas expense for hedging and optimization	360.5	316.9	43.6	13.8%

Total oil and gas operating and marketing expense	$382.8	$342.6	$40.2	11.7%

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Fuel Expense
Cost of oil and gas burned by power plants	$762.2	$643.4	$118.8	18.5%
Recognized (gain) loss on gas hedges	0.5	(8.0)	8.5	(106.3)%

Total fuel expense	$762.7	$635.4	$127.3	20.0%

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Depreciation, depletion and amortization expense	$149.4	$133.8	$15.6	11.7%

      Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to March 31, 2003.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Operating lease expense	$27.8	$27.7	$0.1	0.4%

      Operating lease expense was consistent with the prior year as the number of operating leases did not change in 2004 as compared to 2003.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Other cost of revenue	$26.4	$5.3	$21.1	398.1%

      Other cost of revenue increased during the three months ended March 31, 2004, as compared to the same period in 2003 due primarily to $10.6 of additional expense from TTS and $8.8 of amortization expense incurred from the adoption of Derivatives Implementation Group (“DIG”) Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose.

     (Income)/ Expenses

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

(Income) from unconsolidated investments in power projects	$(2.5)	$(5.1)	$2.6	(51.0)%

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

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Equipment cancellation and asset impairment charge	$2.4	$0.1	$2.3	2,300.0%

      Equipment cancellation and asset impairment charge increased during the three months ended March 31, 2004, as compared to the same period in 2003 as a result of a $2.3 termination fee recorded in connection with the termination of a purchase contract for heat recovery steam generators components.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Project development expense	$7.7	$5.1	$2.6	51.0%

      Project development expense increased during the three months ended March 31, 2004, primarily due to costs associated with a new project for which a power sales contract is being sought.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Research and development expense	$3.8	$2.4	$1.4	58.3%

      Research and development expense increased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our Power Systems Mfg., LLC (“PSM”) subsidiary.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Sales, general and administrative expense	$57.2	$43.7	$13.5	30.9%

      Sales, general and administrative expense increased during the three months ended March 31, 2004, primarily due to an increase in employee, consulting, rent, insurance and other professional fees.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Interest expense	$254.8	$143.0	$111.8	78.2%

      Interest expense increased partially as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases). Interest capitalized decreased from $118.5 for the three months ended March 31, 2003, to $108.5 for the three months ended March 31, 2004. Additionally, we incurred approximately $12.5 in accelerated amortization of deferred financing costs due to the early refinancing of the CCFC II debt on March 23, 2004. The remaining increase relates to a 15% increase in average indebtedness, an increase in the amortization of terminated interest rate swaps and the recording of interest expense on debt to the three Calpine Capital Trusts due to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a

discussion of our adoption of FIN 46. We expect that interest expense will continue to increase and the amount of interest capitalized will decrease in future periods as our plants in construction are completed.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Distributions on Trust Preferred Securities	$—	$15.7	$(15.7)	(100.0)%

      As a result of the deconsolidation of the three Calpine Capital Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the three months ended March 31, 2004, were no longer recorded on our books and were replaced by interest expense on our debt to the Calpine Capital Trusts.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Interest (income)	$(12.1)	$(8.0)	$(4.1)	51.3%

      Interest (income) increased during the three months ended March 31, 2004, due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Minority interest expense	$8.4	$2.3	$6.1	265.2%

      Minority interest expense increased during the three months ended March 31, 2004, as compared to the same period in 2003 primarily due to an increase of $6.5 of minority interest expense associated with the Calpine Power Income Fund (“CPIF”), which had an initial public offering in August 2002. During 2003 as a result of a secondary offering of Calpine’s interests in CPIF, Calpine decreased its ownership interests to 30%, thus increasing minority interest expense.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Other expense (income)	$(19.3)	$34.6	$(53.9)	(155.8)%

      Other expense (income) was $53.9 higher in the quarter ended March 31, 2004, due primarily to a foreign currency transaction gain of $10.0, a gain on the sale of a variety of oil and gas properties of $6.2 and a favorable warranty settlement in the amount of $5.1. This compares to a $25.2 foreign currency transaction loss and $4.4 in letter of credit fees in the corresponding period in 2003.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Benefit for income taxes	$(85.9)	$(16.9)	$(69.0)	408.3%

      For the three months ended March 31, 2004, the effective rate increased to 48% as compared to 25% for the three months ended March 31, 2003. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent items.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Discontinued operations, net of tax	$22.9	$(1.0)	$23.9	2,390.0%

      In the first quarter of 2004, our discontinued operations was comprised primarily of the gain from the sale of our Lost Pines 1 Power Project. There were no assets held for sale as of March 31, 2003.

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Cumulative effect of a change in accounting principle, net of tax	$—	$0.5	$(0.5)	(100.0)%

      The cumulative effect of a change in accounting principle, net of tax effect in 2003 resulted from adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.”

	Three Months
	Ended
	March 31,

	2004	2003	$ Change	% Change

Net loss	$(71.2)	$(52.0)	$(19.2)	36.9%

      We recorded a net loss of $71.2 for the first quarter of 2004, compared to a net loss of $52.0 for the same period last year. During the three months ended March 31, 2004, gross profit decreased by $44.6, or 27%, to $120.5, compared to the first quarter last year. This decrease is the result of lower spark spreads realized during the quarter and additional costs associated with new power plants coming on line. For the first quarter of 2004, we generated 21.1 million megawatt-hours, which equated to a capacity factor of 50.3%, and realized an average spark spread of $21.05 per megawatt-hour. For the same period in 2003, we generated 19.1 million megawatt-hours, which equated to a capacity factor of 55.2%, and realized an average spark spread of $22.91 per megawatt-hour. In the first quarter of 2004, as compared to the same period in 2003, generation did not increase commensurately with new average capacity coming on line (lower baseload capacity factor). Because of that and due to lower spark spreads per MWh, our spark spread margins did not keep pace with the additional operating and depreciation costs associated with the new capacity. Additional power plant costs include a $15.6 increase in depreciation expense, a $13.9 increase in plant operating expense and a $7.6 increase in transmission purchase expense. Also, in the first quarter of 2004, financial results were affected by a $96.2 increase in interest expense and distributions on trust preferred securities due to higher debt balances, and by the expensing of deferred financing costs in connection with the CalGen refinancing. We recorded $8.8 of amortization expense in other cost of revenue in the first quarter of 2004 related to a mark-to-market gain recognized in the fourth quarter of 2003 pursuant to adoption of Derivatives Implementation Group (“DIG”) Issue No. C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.”

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

      The holders of our 4% Convertible Senior Notes Due 2006 (“2006 Convertible Senior Notes”) have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect such a repurchase with cash, shares of Calpine stock or a combination of the two. In 2003 and 2004 we repurchased in open market and privately negotiated transactions totaling approximately $1,127.9 million of the outstanding principal amount of 2006 Convertible Senior Notes, primarily with proceeds of the July 2003 offerings and through equity swaps and with the proceeds of our 4.75% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Notes”) offering, and the February 9, 2004, tender offer, in which we initiated a cash tender offer for all of the outstanding 2006 Convertible Senior Notes for a price of par plus accrued interest. Approximately $409.4 million aggregate principal amount of the 2006 Convertible Senior Notes were tendered pursuant to the tender offer, for which we paid a total of $412.8 million (including accrued interest of $3.4 million). At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remain outstanding.

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

      Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Beginning cash and cash equivalents	$991,806	$579,486
Net cash provided by (used in):
Operating activities	(173,230)	165,367
Investing activities	(71,371)	(483,629)
Financing activities	(160,091)	112,543
Effect of exchange rates changes on cash and cash equivalents	(4,310)	4,290

Net decrease in cash and cash equivalents	(409,002)	(201,429)

Ending cash and cash equivalents	$582,804	$378,057

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

      Investing activities for the three months ended March 31, 2004, consumed net cash of $71.4 million, as compared to $483.6 million in the same period of 2003. Capital expenditures for the completion of our power facilities decreased in 2004, as there were fewer projects under construction. Investing activities in 2004 reflect the receipt of $176.9 million from the sale our Lost Pines Power Plant and certain oil and gas properties, as compared to $9.1 million of proceeds from other disposals in the prior year. We also reported a $187.5 million increase in cash used for acquisitions, as we used the proceeds from the Lost Pines sale and cash on hand to purchase the Los Brazos Power Plant, the remaining 50% interest in the Aries Power Plant, and the remaining 20% interest in Calpine Cogeneration Company’s fleet of plants. Finally, the $346.3 million decrease in restricted cash served as an investing activity inflow in 2004. The balance decreased in connection with the repurchase of debt with restricted cash (primarily the Convertible Senior Notes Due 2006.)

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

      Counterparties and Customers — Our customer and supplier base is concentrated within the energy industry. Additionally, we have exposure to trends within the energy industry, including declines in the creditworthiness of our marketing counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. We believe that our current credit exposure to other companies in the energy industry is not significant either by individual company or in the aggregate.

      Letter of Credit Facilities — At March 31, 2004 and December 31, 2003, we had approximately $512.1 million and $410.8 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management and other operational and construction activities. Of the total letters of credit outstanding, $323.0 million and $272.1 million were in aggregate issued under our cash collateralized letter of credit facility and the corporate revolving credit facility at March 31, 2004 and December 31, 2003, respectively.

      CES Margin Deposits and Other Credit Support — As of March 31, 2004 and December 31, 2003, CES had deposited net amounts of $249.2 million and $188.0 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $14.5 million and $14.5 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement and risk management activities it conducts on Calpine’s behalf. Future cash collateral requirements may increase based on the extent of our involvement in derivative activities and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support CES’s operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

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

      During the three months ended March 31, 2004:

•	We completed the $250 million, non-recourse project financing facility to fund the construction of our 600-megawatt Rocky Mountain Energy Center.

•	Our wholly owned subsidiary Calpine Generating Company, LLC (“CalGen”), formerly Calpine Construction Finance Company II, LLC (“CCFC II”) completed its offering of secured institutional term loans and secured notes, totaling $2.4 billion before transaction costs and fees. Net proceeds from the offering were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing.

•	One of the initial purchasers of the 2023 Convertible Notes exercised in full its option to purchase an additional $250.0 million of these notes.

•	We repurchased approximately $178.5 million in principal amount of the 2006 Convertible Senior Notes in exchange for approximately $177.5 million in cash. Additionally, on February 9, 2004, we made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, we paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes which included accrued interest of $3.4 million. At March 31, 2004, 2006 Convertible Senior Notes in the aggregate principal amount of $72.1 million remained outstanding.

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

      On January 15, 2004, we completed the sale of our 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority (“LCRA”). Under the terms of the agreement, we received a cash payment of $146.8 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, our undivided interest in the Lost Pines facility was classified as “held for sale” and all current and historical results reclassified to discontinued operations (See Note 8 of the Notes to Consolidated Condensed Financial Statements).

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

      Off-Balance Sheet Commitments — In accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18),” the debt on the books of our unconsolidated investments in power projects is not reflected on our Consolidated Condensed Balance Sheet. At March 31, 2004, investee debt was approximately $289.6 million. Based on our pro rata ownership share of each of the investments, our share would be approximately $61.5 million. However, all such debt is non-recourse to us. See Note 7 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity method investments in power projects and oil and gas properties.

      We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC (“AELLC”). AELLC owns the 160-MW Androscoggin Energy Center located in Maine and has construction debt of $60.1 million outstanding as of March 31, 2004. The debt is non-recourse to Calpine Corporation (the “AELLC Non-Recourse Financing”). On March 31, 2004, and December 31, 2003, our investment balance was $14.2 million and $11.8 million, respectively, and our notes receivable balance due from AELLC was $14.8 million and $13.3 million, respectively. On and after August 8, 2003, AELLC received letters from the lenders claiming that certain events of default have occurred under the credit agreement for the AELLC Non-Recourse Financing, including, among other things, that the project has been and remains in default under its debt agreement because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan. AELLC disputes the purported defaults. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which is discussed in Note 12 of the Notes to Consolidated Condensed Financial Statements. IP’s complaint has been a complicating factor in converting the construction debt to long term financing. As a result of these events, we have reviewed our investment and notes receivable balances and believe that the assets are not impaired. We further believe that AELLC will be able to convert the construction loan to a term loan.

      Credit Considerations — On March 22, 2004, S&P assigned its B corporate credit rating (with negative outlook) to our wholly owned subsidiary CalGen. Concurrently, S&P assigned its B+ rating and its 1 recovery rating to CalGen’s $235.0 million First Priority Secured Floating Rate Notes Due 2009 and the $600.0 million First Priority Secured Term Loans due 2009. S&P assigned its B rating and its 2 recovery rating to CalGen’s $640.0 million Second Priority Secured Floating Rate Notes Due 2010 and the $100.0 million Second Priority Secured Term Loans due 2010. S&P also assigned its CCC+ rating and its 5 recovery rating to CalGen’s

$680.0 million Third Priority Secured Floating Rate Notes Due 2011 and the $150.0 million Third Priority Secured Notes Due 2011.

     Capital Spending — Development and Construction

      Construction and development costs in process consisted of the following at March 31, 2004 (dollars in thousands):

			Equipment	Project
	# of		Included in	Development	Unassigned
	Projects	CIP(1)	CIP	Costs	Equipment

Projects in active construction	13	$4,684,403	$1,537,067	$—	$—
Projects in advanced development	15	754,280	623,696	128,708	—
Projects in suspended development	5	463,094	203,185	8,753	—
Projects in early development	3	—	—	8,932	12,280
Other capital projects	NA	50,620	31	—	—
Unassigned equipment	NA	—	—	—	54,789

Total construction and development costs		$5,952,397	$2,363,979	$146,393	$67,069

(1)	Construction in Progress (“CIP”).

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

      Projects in Advanced Development — There are 15 projects in advanced development. These projects will bring on line approximately 6,735 MW of base load capacity (7,952 MW base load with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. The estimated cost to complete the 15 projects in advanced development is approximately $4.4 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

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

      Unassigned Equipment — As of March 31, 2004, we had made progress payments on 4 turbines, 1 heat recovery steam generator, and other equipment with an aggregate carrying value of $67.1 million. This unassigned equipment is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

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

generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased power for hedging, balancing, and optimization activity, by (b) total generated MWh’s in the period.

•	Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company “equity” gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

•	Average spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.

•	Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both base load and peaker capacity) in deriving normalized MWh’s. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

      The table below presents, the operating performance metrics discussed above.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated	21,050	19,100
HBO and trading MWh sold	19,598	17,520

MWh delivered	40,648	36,620

Average availability	92%	88%
Average baseload capacity factor:
Average total MW in operation	21,852	18,108
Less: Average MW of pure peakers	2,951	2,219

Average baseload MW in operation	18,901	15,889
Hours in the period	2,184	2,160
Potential baseload generation	41,280	34,320
Actual total generation	21,050	19,100
Less: Actual pure peakers’ generation	273	171

Actual baseload generation	20,777	18,929
Average baseload capacity factor	50.3%	55.2%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/ KWh):
Not steam adjusted	8,167	7,968
Steam adjusted	7,115	7,229
Average all-in realized electric price:
Electricity and steam revenue	$1,245,887	$1,100,067
Spread on sales of purchased power for hedging and optimization	5,089	1,335

Adjusted electricity and steam revenue (in thousands)	$1,250,976	$1,101,402
MWh generated (in thousands)	21,050	19,100
Average all-in realized electric price per MWh	$59.43	$57.67
Average cost of natural gas:
Cost of oil and natural gas burned by power plants (in thousands)	$770,454	$624,849
Fuel cost elimination	80,110	110,334

Adjusted fuel expense	$850,564	$735,183
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	150,357	122,936
Average cost of natural gas per MMBtu	$5.66	$5.98
MWh generated (in thousands)	21,050	19,100
Average cost of adjusted fuel expense per MWh	$40.41	$38.49

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$1,250,976	$1,101,402
Less: Adjusted fuel expense (in thousands)	850,564	735,183

Spark spread (in thousands)	$400,412	$366,219
MWh generated (in thousands)	21,050	19,100
Average spark spread per MWh	$19.02	$19.17
Add: Equity gas contribution(1)	$42,684	$71,275
Spark spread with equity gas benefits (in thousands)	$443,096	$437,494
Average spark spread with equity gas benefits per MWh	$21.05	$22.91
Average plant operating expense (“POX”) per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	21,852	18,108
Hours in the period	2,184	2,160
Total potential MWh	47,725	39,113
Normalized MWh (at 70% capacity factor)	33,408	27,379
Plant operating expense (POX)	$175,834	$161,929
POX per normalized MWh	$5.26	$5.91
Actual MWh generated (in thousands)	21,050	19,100

POX per actual MWh	$8.35	$8.48

(1)	Equity gas contribution margin:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Oil and gas sales	$24,581	$25,911
Add: Fuel cost eliminated in consolidation	80,110	110,334

Subtotal	$104,691	$136,245
Less: Oil and gas operating expense	22,328	25,661
Less: Depletion, depreciation and amortization	39,679	39,309

Equity gas contribution margin	$42,684	71,275
MWh generated (in thousands)	21,050	19,100
Equity gas contribution margin per MWh	$2.03	$3.73

      The table below provides additional detail of total mark-to-market activity. For the three months ended March 31, 2004 and 2003, mark-to-market activity, net consisted of (dollars in thousands):

	2004	2003

Mark-to-market activity, net
Realized: Power activity
“Trading Activity” as defined in EITF No. 02-03	$18,708	$14,836
Other mark-to-market activity(1)	(1,171)	—

Total realized power activity	$17,537	$14,836

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$(74)	$6,378
Other mark-to-market activity(1)	—	—

Total realized gas activity	$(74)	$6,378

Total realized activity:
“Trading Activity” as defined in EITF No. 02-03	$18,634	$21,214
Other mark-to-market activity(1)	(1,171)	—

Total realized activity	$17,463	$21,214

Unrealized:
Power activity
“Trading Activity” as defined in EITF No. 02-03	$(693)	$(1,881)
Ineffectiveness related to cash flow hedges	(540)	(3,026)
Other mark-to-market activity(1)	(9,795)	—

Total unrealized power activity	$(11,028)	$(4,907)

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$637	$(1,977)
Ineffectiveness related to cash flow hedges	5,446	6,113
Other mark-to-market activity(1)	—	—

Total unrealized gas activity	$6,083	$4,136

Total unrealized activity:
“Trading Activity” as defined in EITF No. 02-03	$(56)	$(3,858)
Ineffectiveness related to cash flow hedges	4,906	3,087
Other mark-to-market activity(1)	(9,795)	—

Total unrealized activity	$(4,945)	$(771)

Total mark-to-market activity:
“Trading Activity” as defined in EITF No. 02-03	$18,578	$17,356
Ineffectiveness related to cash flow hedges	4,906	3,087
Other mark-to-market activity(1)	(10,966)

Total mark-to-market activity	$12,518	$20,443

(1)	Activity related to our assets but does not qualify for hedge accounting.

Overview

Summary of Key Activities

Finance — New Issuances

Date	Amount	Description

1/9/04	$250.0 million	Initial purchasers of the 2023 Convertible Notes exercised in full their purchase option
2/20/04	$250.0 million	Completed a non-recourse project financing for Rocky Mountain Energy Center at a rate of LIBOR plus 250 basis points
3/23/04	$2.4 billion	CalGen, formerly CCFC II, completed its offering of secured term loans and secured notes

     Finance — Repurchases

Date	Amount	Description

1/04-3/04	$178.5 million	Repurchased $178.5 million in principal of our outstanding 2006 Convertible Senior Notes that can be put to the Company in exchange for $177.5 million in cash
3/10/04	$412.8 million	Paid an aggregate of $412.8 million for the cash tender offer of the 2006 Convertible Senior Notes
3/24/04	$9.0 million	Repurchased $9.0 million in principal of 8 1/2% Senior Notes Due 2011 and $11.0 million in principal of 7 3/4% Senior Notes Due 2009 for cash of $14.8 million

     Other:

Date	Description

1/2004	Completed sale of 50-percent interest in Lost Pines 1 Power Project for a cash payment of $146.8 million
1/2004	CES concluded a settlement with the Commodity Futures Trading Commission and paid a civil monetary penalty in the amount of $1.5 million
2/2004	Closed on the sale of natural gas properties to CNG Trust for consideration of Cdn$40.5 million (US$30.9 million)
2/2004	Entered into a one-year agreement with Cleco Power LLC to supply up to 500 megawatts of power
2/2004	Entered into five power sales contracts to supply approximately 350 megawatts of electricity to five New England-based electric distribution companies for delivery in 2004
3/2004	Entered into a 20-year purchased power agreement to provide 365 megawatts of electric power to Xcel Energy
3/2004	Acquired the remaining 50-percent interest in the Aries Power Plant from Aquila, Inc.
3/2004	Completed the acquisition of the remaining 20 percent interest in Calpine Cogeneration Company for approximately $2.5 million
3/2004	Entered into a three-year power sales agreement with Safeway Inc. to supply approximately 100 megawatts to Safeway facilities throughout California
3/2004	Closed on the purchase of Brazos Valley Power Plant for approximately $175.0 million

     Power Plant Development and Construction:

Date	Project	Description

1/2004	Morgan Energy Center Expansion	Commercial Operation

California Power Market

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

      On December 12, 2002, the Administrative Law Judge (“ALJ”) issued a Certification of Proposed Finding on California Refund Liability (“December 12 Certification”) making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ’s findings set forth in the December 12 Certification (the “March 26 Order”). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party’s potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. We believe, based on the available information, that any refund liability that may be attributable to us will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to us. We have fully reserved the amount of refund liability that by our analysis would potentially be owed under the refund calculation clarification in the March 26 order. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, we are unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on our business is uncertain at this time.

      On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission, the California Department of Water Resources (“CDWR”), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. (“Williams”) entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that we entered into with the California governmental entities on April 22, 2002. Our settlement was approved by FERC on March 26, 2004, in an order which partially dismissed us from the California Refund Proceeding to the extent that any refunds are owed for power sold by us to CDWR or any other agency of the State of California.

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

      CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our Qualifying Facilities (“QF”) contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments for certain QF contracts by determining the short run avoided cost (“SRAC”) energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, we were paid based upon the PX zonal day-ahead clearing price (“PX Price”) from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC, (collectively, the “PG&E Parties”) filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the “April 29 Motion”). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. We believe that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

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

      The change in fair value of outstanding commodity derivative instruments from January 1, 2004 through March 31, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004	$76,541
Gains recognized or otherwise settled during the period(1)	(11,239)
Changes in fair value attributable to new contracts	(3,748)
Changes in fair value attributable to price movements	46,928

Fair value of contracts outstanding at March 31, 2004(2)	$108,482

(1)	Consists of (a) recognized losses from commodity cash flow hedges of $(6.2) million (represents realized value of cash flow hedge activity of $(12.6) million as disclosed in Note 9 of the Notes to Consolidated Condensed Financial Statements, net of terminated derivatives of $(8.9) million and equity method hedges of $2.5 million) and (b) $17.5 million realized gain on mark-to-market activity, which is reported in the Consolidated Condensed Statements of Operations under mark-to-market activities, net.

(2)	Net commodity derivative assets reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

      The fair value of outstanding derivative commodity instruments at March 31, 2004, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2004	2005-2006	2007-2008	After 2008	Total

Prices actively quoted	$71,947	$45,917	$—	$—	$117,864
Prices provided by other external sources	(43,747)	47,628	6,298	(22,354)	(12,175)
Prices based on models and other valuation methods	—	776	7,976	(5,959)	2,793

Total fair value	$28,200	$94,321	$14,274	$(28,313)	$108,482

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

      The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at March 31, 2004, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality	2004	2005-2006	2007-2008	After 2008	Total

(Based on Standard & Poor’s Ratings as of April 5, 2004)
Investment grade	$(15,166)	$67,206	$14,620	$(28,313)	$38,347
Non-investment grade	50,260	27,842	—	—	78,102
No external ratings	(6,894)	(727)	(346)	—	(7,967)

Total fair value	$28,200	$94,321	$14,274	$(28,313)	$108,482

      The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10%
		Adverse
	Fair Value	Price Change

At March 31, 2004:
Electricity	$(78,424)	$(213,771)
Natural gas	186,906	110,683

Total	$108,482	$(103,088)

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

      Collateral Debt Securities — In connection with the decision of the Calpine Power Income Fund (“CPIF”) to acquire the King City Power Plant and become the lessor of the facility, we intend to sell certain investments previously accounted for as held-to-maturity. As of March 31, 2004, the securities are classified as available-for-sale and recorded at fair market value in Other Current Assets. The following table presents the face value of our different classes of collateral debt securities by expected maturity date as of March 31, 2004, (dollars in thousands):

	Weighted
	Average
	Interest
	Rate	2004	2005	2006	2007	2008	Thereafter	Total

Corporate Debt Securities	7.3%	$4,575	$7,825	$—	$—	$—	$—	$12,400
U.S. Treasury Notes	6.5%	—	1,975	—	—	—	—	1,975
U.S. Treasury Securities (non-interest bearing)	—	—	—	9,700	9,100	9,050	87,100	114,950

Total		$4,575	$9,800	$9,700	$9,100	$9,050	$87,100	$129,325

      The following table presents the fair value of our collateral debt securities as of March 31, 2004, (dollars in thousands):

Fair Value

Corporate Debt Securities	$12,854
U.S. Treasury Notes	2,115
U.S. Treasury Securities (non-interest bearing)	85,352

Total	$100,321

      Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of March 31, 2004, (dollars in thousands):

     Variable to Fixed Swaps

		Weighted Average
	Notional	Interest Rate	Weighted Average Interest		Fair Market
Maturity Date	Principal Amount	(Pay)	Rate (Receive)		Value

2007	$38,000	3.8%	3-month US $	LIBOR	$(1,307)
2007	38,333	3.8%	3-month US $	LIBOR	(1,318)
2007	38,667	3.8%	3-month US $	LIBOR	(1,330)
2011	41,879	6.9%	3-month US $	LIBOR	(6,332)
2012	109,998	6.5%	3-month US $	LIBOR	(17,293)
2014	58,682	6.7%	3-month US $	LIBOR	(8,599)
2016	21,750	7.3%	3-month US $	LIBOR	(4,807)
2016	14,500	7.3%	3-month US $	LIBOR	(3,204)
2016	43,500	7.3%	3-month US $	LIBOR	(9,613)
2016	29,000	7.3%	3-month US $	LIBOR	(6,409)
2016	36,250	6.7%	3-month US $	LIBOR	(8,011)

Total	$470,559	6.1%			$(68,223)

     Fixed to Variable Swaps

				Weighted Average
	Notional	Weighted Average Interest		Interest Rate	Fair Market
Maturity Date	Principal Amount	Rate (Pay)		(Receive)	Value

2011	$100,000	6-month US $	LIBOR	8.5%	$(3,716)
2011	100,000	6-month US $	LIBOR	8.5%	(1,861)
2011	200,000	6-month US $	LIBOR	8.5%	(4,091)
2018	106,000	3-month US $	LIBOR	4.0%	96

Total	$506,000			7.6%	$(9,572)

      The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent adverse interest rate change are shown in the table below (in thousands):

     Variable to Fixed Swaps

Fair Value After a 1.0%
(100 Basis Point) Adverse
Fair Value as of March 31, 2004	Interest Rate Change

$(68,223)	$(92,338)

     Fixed to Variable Swaps

Fair Value After a 1.0%
(100 Basis Point) Adverse
Fair Value as of March 31, 2004	Interest Rate Change

$(9,572)	$(27,530)

      Currency Exposure — We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar; in most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, “Foreign Currency Translation”, to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at March 31, 2004, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below:

Currency Exposure	Impact to Pre-tax Net Income

GBP-Euro	$(22,063)
$C-$US	(5,966)
$C-Euro	(1,494)

      Significant changes in exchange rates will also impact our Cumulative Translation Adjustment (“CTA”) balance when translating the financial statements of our foreign operations from their respective functional currencies into our reporting currency, the U.S. dollar. An example of the impact that significant exchange rate movements can have on our Balance Sheet position occurred in 2003. During 2003, CTA increased by approximately $200 million primarily due to a weakening of the U.S. dollar of approximately 18% and 10% against the Canadian dollar and Great British Pound, respectively.

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

      The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2004. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2004(6)	2005	2006	2007	2008	Thereafter	3/31/2004

3-month US$LIBOR weighted average interest rate basis(4)
First Priority Senior Secured Term Loan B Notes Due 2007	$1,500	$2,000	$2,000	$193,500	$—	$—	$199,000

MEP Pleasant Hill Term Loan, Tranche A	3,413	6,700	7,482	8,132	9,271	95,235	130,233

Riverside Energy Center Project Financing	5,111	7,603	8,011	163,927	—	1	184,653

Total of 3-month US$LIBOR rate debt	10,024	16,303	17,493	365,559	9,271	95,236	513,886

1-month EURLIBOR weighted average interest rate basis(4)
Thomassen revolving line of credit	—	—	—	—	—	—	—

Total of 1-Month EURLIBOR rate debt	—	—	—	—	—	—	—

1-month US$LIBOR weighted average interest rate basis(4)
Rocky Mountain Energy Center project financing	2,636	4,856	5,526	168,175	—	1	181,194

First Priority Secured Floating Rate Notes Due 2009 (CalGen)	—	—	—	1,175	2,350	231,475	235,000

Total of 1-Month US$LIBOR rate debt	2,363	4,856	5,526	169,350	2,350	231,476	416,194

6-month US$LIBOR weighted average interest rate basis(4)
Third Priority Secured Floating Rate Notes Due 2011 (CalGen)	—	—	—	—	—	680,000	680,000

Total of 6-Month US$LIBOR rate debt	—	—	—	—	—	680,000	680,000

(1)(4)
First Priority Secured Institutional Term Loan Due 2009 (CCFC I)	1,604	3,208	3,208	3,208	3,208	365,190	379,626

Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)	—	—	—	—	—	407,840	407,840

Total of variable rate debt as defined at (1) below	1,604	3,208	3,208	3,208	3,208	773,030	787,466

							Fair Value
	2004(6)	2005	2006	2007	2008	Thereafter	3/31/2004

(2)(4)
Second Priority Senior Secured Term Loan B Notes Due 2007	5,625	7,500	7,500	725,625	—	—	746,250

Total of variable rate debt as defined at (2) below	5,625	7,500	7,500	725,625	—	—	746,250

(3)(4)
Second Priority Senior Secured Floating Rate Notes Due 2007	3,750	5,000	5,000	483,750	—	—	497,500

Blue Spruce Energy Center project financing	—	1,875	3,750	3,750	3,750	126,875	140,000

Total of variable rate debt as defined at (3) below	3,750	6,875	8,750	487,500	3,750	126,875	637,500

(5)(4)
First Priority Secured Term Loans Due 2009 (CalGen)	—	—	—	3,000	6,000	591,000	600,000

Second Priority Secured Floating Rate Notes Due 2010 (CalGen)	—	—	—	—	3,200	627,239	630,439

Second Priority Secured Term Loans Due 2010 (CalGen)	—	—	—	—	500	98,006	98,506

Total of variable rate debt as defined at (5) below	—	—	—	3,000	9,700	1,316,245	1,328,945

Total variable-rate construction/project financing and other variable-rate instruments	$23,639	$38,742	$42,477	$1,754,242	$28,279	$3,222,862	$5,110,241

(1)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.

(2)	U.S. prime rate in combination with the Federal Funds Effective Rate.

(3)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.

(4)	Actual interest rates include a spread over the basis amount.

(5)	Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)	For the nine months remaining in 2004.

      Construction/project financing facility — In November 2004 the $2.5 billion secured construction financing revolving facility for our wholly owned subsidiary CCFC II (or CalGen) was scheduled to mature. On March 23, 2004, CalGen completed its offering of secured institutional term loans and secured notes, which refinanced the CalGen facility. We realized total proceeds from the offering in the amount of $2.4 billion, before transaction costs and fees. See Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding this offering.

      On February 20, 2004, we completed a $250.0 million, non-recourse project financing for the 600-megawatt Rocky Mountain Energy Center. A consortium of banks financed the construction of the plant at a rate of LIBOR plus 250 basis points. Upon commercial operation of the Rocky Mountain Energy Center in the summer of 2004, the banks will provide a three-year term-loan facility.

      On March 26, 2004, we acquired the remaining 50% interest in the Aries facility from a subsidiary of Aquila, Inc. (Aquila and its subsidiaries referred to collectively as “Aquila”). At the same time, Aries terminated a tolling contract with another subsidiary of Aquila. Aquila paid $5 million in cash and assigned to us certain transmission and other rights. Aquila and Calpine also amended a master netting agreement between them, and as a result, we returned cash margin deposits totaling $10.8 million to Aquila. Contemporaneous with the closing of the acquisition, Aries’ existing construction loan was converted to two term loans totaling $178.8 million, of which $130.2 is variable-rate debt. We contributed $15 million of equity to Aries in connection with the term out of the construction loan.

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

      In January 2003 FASB issued FIN 46. FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities (“VIEs”) for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the Primary Beneficiary, should consolidate the Variable Interest Entity (“VIE”). This new model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity’s ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s variability.

      In December 2003 FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities (“SPEs”) for which the effective date was December 31, 2003. We have adopted FIN 46-R for our investment in SPEs, equity method joint ventures, our wholly owned subsidiaries that are subject to long-term power purchase agreements and tolling arrangements, operating lease arrangements containing fixed price purchase options and our wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests.

      We evaluated our investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However,in these instances, we were not the Primary Beneficiary, as we would not absorb a majority of these entities’ expected variability. The fixed price purchase options under our operating lease arrangements were not considered significant variable interests. However, our investments in joint ventures were considered significant. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information related to these joint venture investments.

      An analysis was performed for 100% Company-owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs by virtue of a power sales or tolling agreement which was longer than 10 years and for more than 50% of the entity’s capacity. However, in all cases, we absorbed a majority of the entity’s variability and continue to consolidate these 100% Company-owned subsidiaries. We qualitatively determined that power sales or tolling agreements less than 10 years in length and for less than 50% of the entity’s capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” were not considered variable interests, because payments under these leasing arrangements create rather than absorb the entity’s variability.

      A similar analysis was performed for our wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests. These entities were determined to be VIEs in which we absorb the majority of the variability, primarily due to the debt characteristics of the preferred interest, which are classified as debt in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in our Consolidated Condensed Balance Sheets. Consequently, we continue to consolidate these wholly owned subsidiaries. See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      See “Financial Market Risks” in Item 2.

Item 4.	Controls and Procedures.

      As reported in the Company’s Form 10-K filing for the year ended December 31, 2003, in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2003, its independent registered public accounting firm reviewed the Company’s information systems control framework and identified to the Company certain significant deficiencies in the design of such systems. These design deficiencies generally related to the number of persons having access to certain of the Company’s information systems databases, as well as the segregation of duties of persons with such access. The Company has concluded that, in the aggregate, these deficiencies constituted a material weakness in its internal control over financial reporting, and the Company has performed substantial analytical and post-closing procedures as a result of these design deficiencies. Based on the Company’s compensating controls and testing, it has concluded that these design deficiencies did not result in any material errors in its financial statements. Additionally, the Company has completed the process of correcting these design deficiencies by taking the following steps:

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

      The Company’s Chief Executive Officer and Chief Financial Officer supervised the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2003, and based on such evaluation concluded that, despite the material weakness described above, the Company’s disclosure controls and procedures overall were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

PART II — OTHER INFORMATION

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

      In a separate order dated February 4, 2004, the court denied without prejudice Julies Ser’s motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit (“P&F”) moved to be appointed lead plaintiff. Calpine filed a response in opposition to this motion. The court has scheduled a hearing on this matter for May 11, 2004.

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

      We removed the Hawaii action to federal court in April 2003 and filed a motion to transfer the case for consolidation with the other securities class action lawsuits in the United States District Court for the Northern District of California in May 2003. Plaintiff sought to have the action remanded to state court, and on August 27, 2003, the United States District Court for the Southern District of California granted plaintiff’s motion to remand the action to state court. In early October 2003 plaintiff agreed to dismiss the claims it has against three of the outside directors.

      On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining our motion to dismiss on the issue of plaintiff’s standing. The court found that plaintiff had not shown that it had purchased Calpine stock “traceable” to the April 2002 equity offering. The court overruled our motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004, ruling.

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

      Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the “401(k) Plan”) filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action (“Phelps action”) are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs’ counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine’s response to the amended complaint is due June 18, 2004. We consider this lawsuit to be without merit and intend to vigorously defend against it.

      Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is captioned Johnson v. Cartwright, et al.and is pending in state superior court of Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002 the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though plaintiff may appeal this ruling. In early February 2003 plaintiff filed an amended complaint. In March 2003 Calpine and the individual defendants filed motions to dismiss and motions to stay this proceeding in favor of the federal securities class actions described above. In July 2003 the court granted the motions to stay this proceeding in favor of the consolidated federal securities class actions described above. We cannot estimate the possible loss or range of possible loss from this matter. We consider this lawsuit to be without merit and intend to vigorously defend against it.

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

      Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange (“ACE”) in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine’s account with U.S. Trust Company (“US Trust”). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. We recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. (“InterGen”) against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine’s loss from ACE. InterGen’s complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate

Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz’s settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. On January 26, 2004, Calpine filed a motion for partial summary judgment asserting that the bankruptcy court did not properly consolidate Anne Sholtz into the bankruptcy estate of EonXchange. If the motion is granted, at least $2.9 million of the $7 million that the Trustee is seeking to recover from Calpine could not be avoided as a preferential transfer. In response, the Trustee filed a motion for summary judgment for the entire $7 million plus interest against Calpine. Although Calpine will assert various defenses to the claims asserted by the Trustee, Calpine and the Trustee have entered into stipulations to continue the various hearing dates on the pending motions for summary judgment in order to pursue settlement discussions. We believe we have adequately reserved for the possible loss, if any, we may ultimately incur as a result of this matter.

      International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company (“IP”) filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC (“AELLC”) alleging that AELLC breached certain contractual representations and warranties by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC’s fixed-cost gas supply agreements. We had acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties’ cross motions for summary judgment finding in AELLC’s favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

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

      Pacific Gas and Electric Company v. Calpine Corporation, et al. On July 22, 2003, Pacific Gas and Electric Company (“PG&E”) filed with the California Public Utilities Commission (“CPUC”) a Complaint of PG&E and Request for Immediate Issuance of an Order to Show Cause (“complaint”) against Calpine Corporation, CPN Pipeline Company, Calpine Energy Services, L.P., Calpine Natural Gas Company, and Lodi Gas Storage, LLC (“LGS”). The complaint requests the CPUC to issue an order requiring defendants to show cause why they should not be ordered to cease and desist from using any direct interconnections between the facilities of CPN Pipeline and those of LGS unless LGS and Calpine first seek and obtain regulatory approval from the CPUC. The complaint also seeks an order directing defendants to pay to PG&E any underpayments of PG&E’s tariffed transportation rates and to make restitution for any profits earned from any business activity related to LGS’ direct interconnections to any entity other than PG&E. The complaint further alleges that various natural gas consumers, including Calpine affiliated generation projects within California, are engaged with defendants in the acts complained of, and that the defendants unlawfully bypass PG&E’s system and operate as an unregulated local distribution company within PG&E’s service territory. On August 27, 2003, Calpine filed its answer and a motion to dismiss. LGS also made similar filings. On October 16, 2003, the presiding administrative law judge denied the motion to dismiss and on October 24, 2003, issued a Scoping Memo and Ruling establishing a procedural schedule and set the matter for an evidentiary hearing. On January 15, 2004, Calpine, LGS and PG&E executed a Settlement Agreement to resolve all outstanding allegations and claims raised in the complaint. Certain aspects of the Settlement Agreement are effective immediately and the effectiveness of other provisions is subject to the approval of the Settlement Agreement by the CPUC. In the event the CPUC fails to approve the Settlement Agreement, its operative terms and conditions become null and void. The Settlement Agreement provides, in part, for: 1) PG&E to be paid $2.7 million; 2) the disconnection of the LGS interconnections with Calpine; 3) Calpine to obtain PG&E consent or regulatory or other governmental approval before resuming any sales or exchanges at the Ryer Island Meter Station; 4) PG&E’s withdrawal of its public utility claims against Calpine; and 5) no party admitting any wrongdoing. Accordingly, the presiding administrative law judge vacated the hearing schedule and established a new procedural schedule for the filing of the Settlement Agreement. On February 6, 2004, the Settlement Agreement was filed with the CPUC. The parties were given the opportunity to submit comments and reply comments on the Settlement Agreement. The matter is currently pending and shall be considered by the CPUC following the issuance of a recommendation by the presiding administrative law judge.

      Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that we breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”), which we acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine’s actions have reduced the profits from Oneta plant thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest) is currently outstanding and past due. The note is collateralized by Panda’s carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. We have filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. However, at the present time, we cannot estimate the potential loss, if any, that might arise from this matter. We consider Panda’s lawsuit to be without merit and intend to defend vigorously against it. We stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default in repayment of the note.

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

      Transmission Service Agreement with Nevada Power. On March 16, 2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements (“TSAs”) with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC’s Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman’s Fund Insurance Company (“FFIC”). The Centennial Project involves construction of various transmission facilities in two phases; Calpine’s Moapa Energy Center (“MEC”) is scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement (“PPA”) with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of costs incurred to date on the second phase of the project (approximately $4.5 million in total) among the three customers to be served. At this time, we are unable to predict the final outcome of this proceeding or its impact on us.

      On or about April 27, 2004, NPC alleged to FFIC that Calpine had defaulted on the TSA and made demand on FFIC for the full amount of the surety bond, $33,333,333.00. On April 29, 2004, FFIC filed a complaint for declaratory order in state superior court of Marin County, California in connection with this demand.

      FFIC’s complaint asks that an order be issued declaring that it has no obligation to make payment under the bond and, if the court determines that FFIC does have an obligation to make payment, FFIC asks that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC’s demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine is preparing to file a response to the complaint. Calpine’s position will be, among other items, that it did not default on its obligations under the TSA and therefore NPC is not entitled to make a demand upon the FFIC bond. At this time, we are unable to predict the outcome of this proceeding or its impact on us.

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

      4 3/4% Contingent Convertible Senior Notes Due 2023. On November 17, 2003, we completed the issuance of $650 million aggregate principal amount of our 43/4% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Notes”). The initial purchasers of the 2023 Convertible Notes were Deutsche Bank Securities Inc., Credit Lyonnais Securities (USA) Inc., Harris Nesbitt Corp. and Williams Capital Group LP (the “initial purchasers”). One of the initial purchasers, Deutsche Bank Securities Inc., exercised its option to acquire an additional $250.0 million aggregate principal amount of the 2023 Convertible Notes on January 9, 2004. The offering price of the 2023 Convertible Notes was 100% of the principal amount of the 2023 Convertible Senior Notes, less an aggregate underwriting discount of $24.75 million. Each sale of the 2023 Convertible Notes to an initial purchaser was exempt from registration in reliance on Section 4(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The 2023 Convertible Notes were offered by each initial purchaser to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

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

      (a) Exhibits

      The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
*3	.2	Amended and Restated By-laws of Calpine Corporation.(b)
*4	.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank(as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
*4	.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(d)

Exhibit
Number		Description

*4	.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(e)
*4	.2.1	Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(f)
*4	.2.2	Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(g)
*4	.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.3.1	Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4	.3.2	Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(h)
*4	.3.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.4.1	Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(i)
*4	.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.5.1	Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(i)
*4	.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.6.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(j)
*4	.6.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(j)
*4	.6.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(k)
*4	.6.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(k)
*4	.7	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(k)
*4	.8	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)
*4	.9	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)

Exhibit
Number		Description

*4	.10	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)
*10	.1.1	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(k)
*10	.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
*10	.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10	.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)
*10	.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)
*10	.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)
*10	.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.3.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(j)
*10	.3.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(j)
*10	.3.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(k)

Exhibit
Number		Description

*10	.3.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(k)
*10	.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(k)
*10	.5	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(k)
*10	.6	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(k)(m)
†31	.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2004, filed with the SEC on May 10, 2004.

(f)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-72583) filed with the SEC on March 8, 1999.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

Date of Report	Date Filed	Item Reported

January 6, 2004	January 6, 2004	5
January 9, 2004	January 9, 2004	5
January 9, 2004	January 9, 2004	5
January 16, 2004	January 20, 2004	5
January 28, 2004	January 29, 2004	5
February 3, 2004	February 3, 2004	5
February 4, 2004	February 4, 2004	5
February 6, 2004	February 6, 2004	12
February 9, 2004	February 9, 2004	5
February 20, 2004	February 24, 2004	5
February 24, 2004	February 24, 2004	5
February 26, 2004	March 1, 2004	12
March 10, 2004	March 10, 2004	5
March 11, 2004	March 12, 2004	5
March 12, 2004	March 16, 2004	5
March 23, 2004	March 23, 2004	5

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

Date: September 13, 2004

By:	/s/ CHARLES B. CLARK, JR.

Charles B. Clark, Jr.
Senior Vice President and Corporate
Controller (Principal Accounting Officer)

Date: September 13, 2004

      The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
*3	.2	Amended and Restated By-laws of Calpine Corporation.(b)
*4	.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank(as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
*4	.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(d)
*4	.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank National Association (as successor trustee to Fleet National Bank), as Trustee.(e)
*4	.2.1	Indenture, dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(f)
*4	.2.2	Supplemental Indenture, dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(g)
*4	.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.3.1	Indenture, dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
*4	.3.2	Supplemental Indenture, dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(h)
*4	.3.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.4.1	Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(i)
*4	.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.5.1	Indenture, dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(i)
*4	.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
*4	.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and The Bank of New York, as Trustee.(e)
*4	.6.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(j)

Exhibit
Number		Description

*4	.6.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(j)
*4	.6.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(k)
*4	.6.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(k)
*4	.7	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(k)
*4	.8	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)
*4	.9	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)
*4	.10	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(k)
*10	.1.1	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(k)
*10	.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
*10	.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
*10	.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)
*10	.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)
*10	.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(j)

Exhibit
Number		Description

*10	.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(k)
*10	.3.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(j)
*10	.3.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(j)
*10	.3.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(k)
*10	.3.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(k)
*10	.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(k)
*10	.5	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(k)
*10	.6	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(k)(m)
†31	.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated March 31, 2004, filed with the SEC on May 10, 2004.

(f)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-41261) filed with the SEC on November 28, 1997.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration No. 333-61047) filed with the SEC on August 10, 1998.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-72583) filed with the SEC on March 8, 1999.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Management contract or compensatory plan or arrangement.