Form 10-K/A
period 2003-12-31
CALPINE CORP
filed 2004-09-22
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

FORM 10-K/A

ANNUAL REPORT
For the Year Ended December 31, 2003

EXPLANATORY NOTE

      This Amendment No. 2 to the Annual Report on Form 10-K for Calpine Corporation (“Calpine”) for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2004, is being filed in connection with the SEC’s review of Calpine’s registration statement on Form S-3, relating to the resale of 4.75% contingent convertible senior notes sold by Calpine on November 17, 2003 and January 9, 2004, and 1934 Exchange Act Filings incorporated by reference thereto. We filed Amendment No. 1 on September 13, 2004, at which time the SEC had not completed the review of our oil and gas related disclosures. This Amendment No. 2 is filed to revise or expand certain oil and gas related disclosures. There were no changes to the Consolidated Financial Statements as a result of Amendment No. 2. Amendment No. 2 does provide, however, revised or expanded disclosure in Part I: Item 1 “Business” and Item 2 “Properties”; Part II: Item 8 “Financial Statements and Supplementary Data”; and Part IV: Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

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

OVERVIEW

      We are a San Jose, California based power company engaged in the development, construction, ownership and operation of power generation facilities and the sale of electricity predominantly in the United States, but also in Canada and the United Kingdom. We were established as a corporation in 1984. We focus on two efficient and clean types of power generation technologies, natural gas-fired combustion turbine and geothermal. We currently lease and operate a significant fleet of geothermal power plants at The Geysers, and have increased our operating portfolio of clean burning natural gas power plants by 17,201 megawatts (“MW”) over the past three years. We have a proven track record in the development of new power facilities and may make acquisitions as opportunities arise. We also have in place an experienced gas production and management team to give us a broad range of fuel sourcing options, and we own over 800 billion cubic feet equivalent (“Bcfe”) of net proved natural gas reserves located in Alberta, Canada as well as in the Sacramento Basin, Rockies and Gulf Coast regions of the United States. Additionally, we own a 25% interest in Calpine Natural Gas Trust, which has proved reserves of approximately 72 Bcfe (18 Bcfe net to Calpine’s equity interest). We are currently (in March 2004) capable of producing, net to Calpine’s interest, approximately 207 million cubic feet equivalent (“MMcfe”) of natural gas per day, and Calpine Natural Gas Trust’s (“CNG Trust”) total production, net of royalties, is currently approximately 35 MMcfe (approximately 9 MMcfe net to Calpine’s interest) of natural gas per day.

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

OIL AND GAS PROPERTIES

      In 1997 we began an equity gas strategy to diversify the gas sources for our natural gas-fired power plants by purchasing Montis Niger, Inc., a gas production and pipeline company operating primarily in the Sacramento Basin in northern California. We currently supply the majority of the fuel requirements for the Greenleaf 1 and 2 Power Plants from these reserves. In October 1999, we purchased Sheridan Energy, Inc. (“Sheridan”), a natural gas exploration and production company operating in northern California and the Gulf Coast region. The Sheridan acquisition provided the initial management team and operational infrastructure to evaluate and acquire oil and gas reserves to keep pace with our growth in gas-fired power plants. In December 1999, we added Vintage Petroleum, Inc.’s interest in the Rio Vista Gas Unit and related areas, representing primarily natural gas reserves located in the Sacramento Basin in northern California. Sheridan was merged into Calpine in April 2000 and Calpine Natural Gas L.P. (“CNGLP”) was established to manage our oil and gas properties in the U.S. Additionally, we own a 25% interest in CNG Trust, which has proved reserves of approximately 72 Bcfe (18 Bcfe, net to Calpine’s equity interest). We are currently (in March 2004) capable of producing, net to Calpine’s interest, approximately 207 MMcfe of natural gas per day, and CNG Trust’s total production, net of royalties, is currently approximately 35 MMcfe (approximately 9 MMcfe net to Calpine’s interest) of natural gas per day.

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

      As a result of our oil and gas acquisition, divestment and drilling program activity, equity equivalent net production from continuing operations averaged approximately 260 MMcfe/day for the year ended December 31, 2003, enough to fuel approximately 2,300 megawatts of our power plant fleet, assuming an average capacity factor of 70%.

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

	Undeveloped Acres		Developed Acres		Productive Wells

	Gross	Net	Gross	Net	Gross	Net

United States
Arkansas	160	80	3,521	1,399	32	15
California	17,999	17,482	48,334	37,617	278	231
Colorado	9,704	9,302	10,854	5,944	83	82
Kansas	118,488	107,933	—	—	—	—
Louisiana	1,421	507	10,356	1,955	27	5
Mississippi	4,257	857	12,653	3,102	13	3
Missouri	35,008	31,651	43	43	—	—
Montana	43,290	30,259	960	240	2	1
New Mexico	—	—	13,017	9,924	90	64
Offshore	2,625	2,625	21,260	16,141	34	24
Oklahoma	492	92	13,007	4,475	43	12
Texas	54,081	26,378	96,678	48,524	601	299
Wyoming	50,750	39,649	600	2	—	—

Total United States	338,275	266,815	231,283	129,366	1,203	736

Canada
Alberta	834,332	567,958	847,269	375,195	1,851	459
British Columbia	298,955	69,520	16,826	4,322	—	—
Saskatchewan	158	13	394	70	—	—

Total Canada	1,133,445	637,491	864,489	379,587	1,851	459

Consolidated Total	1,471,720	904,306	1,095,772	508,953	3,054	1,195

      The following table shows our interest in undeveloped acreage as of December 31, 2003 which is subject to expiration in 2004, 2005 and 2006.

	2004		2005		2006		Thereafter

	Gross	Net	Gross	Net	Gross	Net	Gross	Net

United States	181,577	162,537	10,807	9,528	21,841	20,714	124,050	74,036
Canada	100,922	70,729	242,982	190,065	129,631	119,838	659,910	256,859

Consolidated Total	282,499	233,266	253,789	199,593	151,472	140,552	783,960	330,895

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

      The following table shows our annual average wellhead sales prices and average production costs. The average sales prices with hedges include realized gains and losses for derivative contracts we enter into with non-affiliates to manage price risk related to our sales volumes.

	With Hedges			Without Hedges

	2003	2002	2001	2003	2002	2001

UNITED STATES
Sales price
Natural gas (per Mcf)(1)	$5.30	$3.14	$4.90	$5.30	$3.06	$4.81
Oil and condensate (per barrel)	$29.64	$21.58	$23.30	$29.64	$21.58	$23.30
Natural gas liquids (per barrel)	$18.42	$13.35	$15.67	$18.42	$13.35	$15.67
Lease operating cost (per Mcfe)(2)	$0.74	$0.60	$0.57	$0.74	$0.60	$0.57
Production taxes (per Mcfe)	$0.08	$0.06	$0.07	$0.08	$0.06	$0.07
Total Production cost (per Mcfe)(3)	$0.82	$0.66	$0.64	$0.82	$0.66	$0.64
CANADA
Sales price
Natural gas (per Mcf)	$4.81	$2.44	$3.17	$4.81	$2.44	$3.25
Oil and condensate (per barrel)	$26.01	$21.95	$20.49	$28.72	$22.29	$20.16
Natural gas liquids (per barrel)	$26.31	$18.48	$20.96	$26.31	$18.48	$20.96
Lease operating cost (per Mcfe)(2)	$0.89	$0.61	$0.42	$0.89	$0.61	$0.42
Production taxes (per Mcfe)	$—	$—	$—	$—	$—	$—
Total Production cost (per Mcfe)	$0.89	$0.61	$0.42	$0.89	$0.61	$0.42
TOTAL
Sales price
Natural gas (per Mcf)	$5.13	$2.76	$3.76	$5.13	$2.72	$3.78
Oil and condensate (per barrel)	$27.46	$21.90	$20.69	$29.08	$22.20	$20.38
Natural gas liquids (per barrel)	$26.10	$18.35	$20.90	$26.10	$18.35	$20.90
Lease operating cost (per Mcfe)(2)	$0.80	$0.60	$0.47	$0.80	$0.60	$0.47
Production taxes (per Mcfe)	$0.05	$0.03	$0.02	$0.05	$0.03	$0.02
Total Production cost (per Mcfe)	$0.85	$0.63	$0.49	$0.85	$0.63	$0.49

(1)	Thousand cubic feet.

(2)	Includes lifting costs, treating and transportation and workover costs.

(3)	Thousand cubic feet equivalent.

Item 3.	Legal Proceedings

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

•	Average heat rate for gas-fired fleet of power plants expressed in Btu’s of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

•	Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues and the spread on sales of purchased electricity for hedging, balancing, and optimization activity, by (b) total generated MWh in the period.

•	Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of intercompany “equity” gas from Calpine Natural Gas, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

•	Average spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.

•	Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both baseload and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

      The table below shows the operating performance metrics discussed above.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Performance Metrics;
Total deliveries of power:
MWh generated	82,423	72,767	42,394
HBO and trading MWh sold	74,837	75,740	54,810

MWh delivered	157,260	148,507	97,204

Average availability	91%	92%	93%

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Average baseload capacity factor:
Average total MW in operation	20,092	14,346	7,805
Less: Average MW of pure peakers	2,672	1,708	976

Average baseload MW in operation	17,420	12,638	6,829
Hours in the period	8,760	8,760	8,760
Potential baseload generation	152,599	110,709	59,822
Actual total generation	82,423	72,767	42,394
Less: Actual pure peakers’ generation	1,077	979	542

Actual baseload generation	81,346	71,788	41,852
Average baseload capacity factor	53%	65%	70%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/ KWh):
Not steam adjusted	8,007	7,928	8,203
Steam adjusted	7,253	7,239	7,398
Average all-in realized electric price:
Electricity and steam revenue	$4,695,744	$3,222,202	$2,385,324
Spread on sales of purchased power for hedging and optimization	24,118	527,546	345,834

Adjusted electricity and steam revenue (in thousands)	$4,719,862	$3,749,748	$2,731,158
MWh generated (in thousands)	82,423	72,767	42,394
Average all-in realized electric price per MWh	$57.26	$51.53	$64.42
Average cost of natural gas:
Cost of oil and natural gas burned by power plants (in thousands)	$2,523,408	$1,703,499	$1,116,857
Fuel cost elimination	374,298	180,375	99,854

Adjusted fuel expense	$2,897,706	$1,883,874	$1,216,711
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	560,508	511,354	288,549
Average cost of natural gas per MMBtu	$5.17	$3.68	$4.22
MWh generated (in thousands)	82,423	72,767	42,394
Average cost of adjusted fuel expense per MWh	$35.16	$25.89	$28.70

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$4,719,862	$3,749,748	$2,731,158
Less: Adjusted fuel expense (in thousands)	2,897,706	1,883,874	1,216,711

Spark spread (in thousands)	$1,822,156	$1,865,874	$1,514,447
MWh generated (in thousands)	82,423	72,767	42,394
Average spark spread per MWh	$22.11	$25.64	$35.72
Add: Equity gas contribution(1)	$202,454	$57,116	$199,196
Spark spread with equity gas benefits (in thousands)	$2,024,610	$1,922,990	$1,713,643
Average spark spread with equity gas benefits per MWh	$24.56	$26.43	$40.42
Average plant operating expense (“POX”) per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	20,092	14,346	7,805
Hours per year	8,760	8,760	8,760
Total potential MWh	176,006	125,671	68,372
Normalized MWh (at 70% capacity factor)	123,204	87,970	47,860
Plant operating expense (POX)	$679,031	$505,971	$324,029
POX per normalized MWh	$5.51	$5.75	$6.77
POX per actual MWh	$8.24	$6.95	$7.64

(1)	Equity gas contribution margin:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Oil and gas sales	$107,662	$120,930	$286,241
Add: Fuel cost eliminated in consolidation	374,298	180,375	99,854

Subtotal	$481,960	$301,305	$386,095
Less: Oil and gas operating expense	106,244	97,499	90,492
Less: Depletion, depreciation and amortization	173,262	146,690	96,407

Equity gas contribution margin	$202,454	$57,116	$199,196
MWh generated (in thousands)	82,423	72,767	42,394
Equity gas contribution margin per MWh	$2.46	$0.78	$4.70

      The table below provides additional detail of total mark-to-market activity. For the years ended December 31, 2003, 2002 and 2001, mark-to-market activity, net consisted of (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Mark-to-market activity, net
Realized:
Power activity
“Trading Activity” as defined in EITF No. 02-03	$52,559	$12,175	$9,926
Ineffectiveness related to cash flow hedges	—	—	—
Other mark-to-market activity(1)	(26,059)	—	—

Total realized power activity	$26,500	$12,175	$9,926

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$(2,166)	$13,915	$19,219
Ineffectiveness related to cash flow hedges	—	—	—
Other mark-to-market activity(1)	—	—	—

Total realized gas activity	$(2,166)	$13,915	$19,219

Total realized activity:
“Trading Activity” as defined in EITF No. 02-03	$50,393	$26,090	$29,145
Ineffectiveness related to cash flow hedges	—	—	—
Other mark-to-market activity(1)	(26,059)	—	—

Total realized activity	$24,334	$26,090	$29,145

Unrealized:
Power activity
“Trading Activity” as defined in EITF No. 02-03	$(55,450)	$12,974	$96,402
Ineffectiveness related to cash flow hedges	(5,001)	(4,934)	1,866
Other mark-to-market activity(1)	(1,243)	—	—

Total unrealized power activity	$(61,694)	$8,040	$98,268

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$7,768	$(14,792)	$30,113
Ineffectiveness related to cash flow hedges	3,153	2,147	(5,788)
Other mark-to-market activity(1)	—	—	—

Total unrealized gas activity	$10,921	$(12,645)	$24,325

Total Unrealized activity:
“Trading Activity” as defined in EITF No. 02-03	$(47,682)	$(1,818)	$126,515
Ineffectiveness related to cash flow hedges	(1,848)	(2,787)	(3,922)
Other mark-to-market activity(1)	(1,243)	—	—

Total unrealized activity	$(50,773)	$(4,605)	$122,593

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Total mark-to-market activity:
“Trading Activity” as defined in EITF No. 02-03	$2,711	$24,272	$155,660
Ineffectiveness related to cash flow hedges	(1,848)	(2,787)	(3,922)
Other mark-to-market activity(1)	(27,302)	—	—

Total mark-to-market activity	$(26,439)	$21,485	$151,738

(1)	Activity related to our assets but does not qualify for hedge accounting.

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

      (a)-2.     Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

      (b) Reports on Form 8-K

      The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

Date of Report	Date Filed or Furnished	Item Reported

10/1/03	10/1/03	5
10/3/03	10/8/03	5
10/6/03	10/8/03	5
10/15/03	10/16/03	5
10/21/03	10/22/03	5
12/31/02	10/23/03	5,7
11/5/03	11/6/03	12
11/6/03	11/6/03	5
11/6/03	11/7/03	5
11/11/03	11/12/03	5
11/17/03	11/17/03	5
11/20/03	11/20/03	5
11/26/03	11/26/03	5
12/4/03	12/5/03	5
12/15/03	12/15/03	5

      (c)     Exhibits

      The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number		Description

3	.1.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
3	.1.2	Amended and Restated By-laws of Calpine Corporation.(b)
4	.1.1	Indenture dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
4	.1.2	First Supplemental Indenture dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee.(d)

Exhibit
Number		Description

4	.2.1	Indenture dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4	.2.2	Supplemental Indenture dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
4	.2.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.3.1	Indenture dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
4	.3.2	Supplemental Indenture dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.4.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.4.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.5.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.5.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.6.1	Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(i)
4	.6.2	First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)
4	.7.1	Amended and Restated Indenture dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and Wilmington Trust Company, as Trustee.(j)
4	.7.2	Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(k)
4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.1	Indenture dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.3	Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.(l)
4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(m)

Exhibit
Number		Description

4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes.(m)
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(n)
4	.16.1	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(n)
4	.16.2	Registration Rights Agreement, dated as of November 14, 2003, between the Company and Deutsche Bank Securities, Inc., as Representative of the Initial Purchasers.(n)
4.17		Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(o)
4.18		First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.19		Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.20		Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.21		HIGH TIDES I.
4	.21.1	Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, dated September 29, 1999.(p)
4	.21.2	Corrected Certificate of Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, filed October 4, 1999.(p)
4	.21.3	Declaration of Trust of Calpine Capital Trust, dated as of October 4, 1999, among Calpine Corporation, as Depositor, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(p)
4	.21.4	Indenture, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(p)
4	.21.5	Remarketing Agreement, dated November 2, 1999, among Calpine Corporation, Calpine Capital Trust, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(p)
4	.21.6	Amended and Restated Declaration of Trust of Calpine Capital Trust, dated as of November 2, 1999, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, and The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(p)
4	.21.7	Preferred Securities Guarantee Agreement, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(p)
4.23		HIGH TIDES II.
4	.22.1	Certificate of Trust of Calpine Capital Trust II, a Delaware statutory trust, filed January 25, 2000.(q)

Exhibit
Number		Description

4	.22.2	Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(q)
4	.22.3	Indenture, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(q)
4	.22.4	Remarketing Agreement, dated as of January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(q)
4	.22.5	Registration Rights Agreement, dated January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, Credit Suisse First Boston Corporation and ING Barings LLC.(q)
4	.22.6	Amended and Restated Declaration of Trust of Calpine Capital Trust II, dated as of January 31, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(q)
4	.22.7	Preferred Securities Guarantee Agreement, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(q)
4.23		HIGH TIDES III.
4	.23.1	Amended and Restated Certificate of Trust of Calpine Capital Trust III, a Delaware statutory trust, filed July 19, 2000.(r)
4	.23.2	Declaration of Trust of Calpine Capital Trust III dated June 28, 2000, among the Company, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Administrative Trustees named therein.(r)
4	.23.3	Amendment No. 1 to the Declaration of Trust of Calpine Capital Trust III dated July 19, 2000, among the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein.(r)
4	.23.4	Indenture dated as of August 9, 2000, between the Company and Wilmington Trust Company, as Trustee.(r)
4	.23.5	Remarketing Agreement dated as of August 9, 2000, among the Company, Calpine Capital Trust III, Wilmington Trust Company, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(r)
4	.23.6	Registration Rights Agreement dated as August 9, 2000, between the Company, Calpine Capital Trust III, Credit Suisse First Boston Corporation, ING Barings LLC and CIBC World Markets Corp.(r)
4	.23.7	Amended and Restated Declaration of Trust of Calpine Capital Trust III dated as of August 9, 2000, the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein, including the form of Preferred Security and form of Common Security.(r)
4	.23.8	Preferred Securities Guarantee Agreement dated as of August 9, 2000, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.(r)
4.24		PASS THROUGH CERTIFICATES (TIVERTON AND RUMFORD).
4	.24.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate.(d)
4	.24.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee.(d)
4	.24.3	Appendix A — Definitions and Rules of Interpretation.(d)

Exhibit
Number		Description

4	.24.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes.(s)
4	.24.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4	.24.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4.25		PASS THROUGH CERTIFICATES (SOUTH POINT, BROAD RIVER AND ROCKGEN).
4	.25.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A.(b)
4	.25.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B.(b)
4	.25.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)

Exhibit
Number		Description

4	.25.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)

Exhibit
Number		Description

4	.25.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
10.1		Financing Agreements.
10	.1.1.1	Calpine Construction Finance Company Financing Agreement (“CCFC II”), dated as of October 16, 2000.(d)(s)
10	.1.1.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(n)
10	.1.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
10	.1.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)

Exhibit
Number		Description

10	.1.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.3	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(l)
10	.1.4	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.5	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.6	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.8.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.8.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.9	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.10.1	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(l)
10	.1.10.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(n)

Exhibit
Number		Description

10	.1.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.12	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.13	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.14	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.15	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.16	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee.(l)
10	.1.17	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.18	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.19	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.20	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.21	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.22	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.23	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.24	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.25	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among Calpine Corporation, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent.(n)
10.2		Term Loan Agreements.
10	.2.1	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents.(l)

Exhibit
Number		Description

10	.2.2.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.2.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.3	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10	.2.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10.3		Management Contracts or Compensatory Plans or Arrangements.
10	.3.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(n)(t)
10	.3.2	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Peter Cartwright.(q)(t)
10	.3.3	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Ms. Ann B. Curtis.(b)(t)
10	.3.4	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Ron A. Walter.(b)(t)
10	.3.5	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Robert D. Kelly.(b)(t)
10	.3.6	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Thomas R. Mason.(b)(t)
10	.3.7	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(n)(t)
10	.3.8	Calpine Corporation Annual Management Incentive Plan.(u)(t)
10	.3.9	$500,000 Promissory Note Secured by Deed of Trust made by Thomas R. Mason and Debra J. Mason in favor of Calpine Corporation.(u)(t)
10	.3.10	2000 Employee Stock Purchase Plan (v)(t)
10	.3.11	Form of Indemnification Agreement for directors and officers.(w)(t)

Exhibit
Number		Description

10	.3.12	Form of Indemnification Agreement for directors and officers.(b)(t)
10.4		Power Purchase and Sale Agreements.
10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources.(x)
12.1		Statement on Computation of Ratio of Earnings to Fixed Charges.(n)
21.1		Subsidiaries of the Company.(n)
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(*)
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)
23.3		Consent of Netherland, Sewell & Associates, Inc., independent engineer.(*)
23.4		Consent of Gilbert Laustsen Jung Associates, Ltd., independent engineer.(*)
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).(*)
31.1		Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2		Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
99.1		Acadia Power Partners, LLC and Subsidiary, Consolidated Financial Statements, December 31, 2003, 2002 and 2001.(*)
99.2		Consent of PricewaterhouseCoopers LLP, Independent Accountants.(*)

(*) Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(j)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated October 16, 2001, filed with the SEC on November 13, 2001.

(k)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-57338) filed with the SEC on April 19, 2001.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(n)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(o)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(p)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-87427) filed with the SEC on October 26, 1999.

(q)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 29, 2000.

(r)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration Statement No. 333-47068) filed with the SEC on September 29, 2000.

(s)	Approximately 71 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.

(t)	Management contract or compensatory plan or arrangement.

(u)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated March 30, 2000, filed with the SEC on April 3, 2000.

(v)	Incorporated by reference to Calpine Corporation’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000.

(w)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996.

(x)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K/A dated December 31, 2003, filed with the SEC on September 13, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and
Chief Financial Officer

Date: September 22, 2004

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

Signature	Title	Date

/s/ PETER CARTWRIGHT Peter Cartwright	Chairman, President, Chief Executive and Director (Principal Executive Officer)	September 22, 2004

/s/ ANN B. CURTIS Ann B. Curtis	Executive Vice President, Vice Chairman and Director	September 22, 2004

/s/ ROBERT D. KELLY Robert D. Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 22, 2004

/s/ CHARLES B. CLARK, JR. Charles B. Clark, Jr.	Senior Vice President and Corporate Controller (Principal Accounting Officer)	September 22, 2004

Signature		Title	Date

* Kenneth T. Derr		Director	September 22, 2004

* Jeffrey E. Garten		Director	September 22, 2004

Gerald Greenwald		Director

* Susan C. Schwab		Director	September 22, 2004

* George J. Stathakis		Director	September 22, 2004

* Susan Wang		Director	September 22, 2004

* John O. Wilson		Director	September 22, 2004

*By:	/s/ ANN B. CURTIS Ann B. Curtis Attorney-in-Fact		September 22, 2004

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

      Estimates of proved and proved developed reserves as of December 31, 2003, 2002, and 2001, were based on estimates made by Netherland, Sewell & Associates Inc. (“NSA”) for reserves in the United States; and Gilbert Laustsen Jung Associates Ltd. (“GLJ”) for reserves in Canada, both independent petroleum reservoir engineers.

      Our independent engineers are engaged by and provide their reports to our senior management team at Calpine Fuels Company (“CFC”), our oil and gas subsidiary, and these reservoir engineers are independent and are engaged to prepare the reserves reports independently rather than to audit reports prepared by CFC management. CFC management represents to the independent engineers that we have provided all relevant operating data and documents, and CFC management reviews the reports to ensure completeness and accuracy. The President of our CFC subsidiary, in consultation with CFC’s Senior Vice President, Exploration and Development, makes the final decision on booked proved reserves by incorporating the proved reserves from the independent engineers’ reports.

Our relevant management controls over proved reserve attribution, estimation and evaluation include:

•	controls over and processes for the collection and processing of all pertinent operating data and documents needed by our independent reservoir engineers to estimate our proved reserves;

•	engagement of well qualified and independent reservoir engineers for review of our operating data and documents and preparation of reserve reports annually in accordance with all SEC reserve estimation guidelines; and

•	review by our senior reservoir engineer and his staff of the independent reservoir engineers’ reserves reports for completion and accuracy.

      Prior to 2003, all CFC management and staff were under the Company’s existing Management Incentive Plan (“MIP”), which did not consider proved reserves in determining bonus amounts. In 2003, a Fuel’s Incentive Plan (“FIP”) was put in place whereby 70% of the CFC bonus compensation was based on oil and gas financial and operational criteria while 30% continued under the existing MIP plan. Of the 70% oil and gas bonus portion, 25% was related to reserve additions, 25% to annual production, 25% to earnings before interest, taxes, depreciation, depletion and amortization, 15% to finding cost, 5% to lifting cost and 5% to general and administrative cost budget targets. Proved reserves are only utilized in the calculation of reserve additions and related finding cost and include proved reserve revisions of prior estimates. The President of CFC is not eligible to participate in the FIP. We believe that our FIP is consistent with industry standards and is structured and monitored in a manner to assure compliance with all existing SEC and industry proved reserve guidelines.

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

      The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s natural gas and crude oil reserves for the years ended December 31, 2003, 2002, and 2001, (in millions):

	United States	Canada	Total

December 31, 2003:
Future cash inflows	$3,365	$1,233	$4,598
Future production costs	(743)	(407)	(1,150)
Future development costs	(239)	(89)	(328)

Future net cash flows before income taxes	2,383	737	3,120
Future income taxes	(666)	(135)	(801)

Future net cash flows	1,717	602	2,319
Discount to present value at 10% annual rate	(792)	(186)	(978)

Standardized measure of discounted future net cash flows relating to proved gas, natural gas liquids and crude oil reserves	$925	$416	$1,341

Company’s share of equity method investees’ standardized measure of discounted future net cash flows	$2	$18	$20

      Pursuant to SFAS No. 143, future development costs in 2003 includes future cash outflows related to the settlement of asset retirement obligations within the United States of $45 million and within Canada of $61 million.

	United States	Canada	Total

December 31, 2002:
Future cash inflows	$2,798	$1,569	$4,367
Future production costs	(663)	(404)	(1,067)
Future development costs	(189)	(31)	(220)

Future net cash flows before income taxes	1,946	1,134	3,080
Future income taxes	(548)	(379)	(927)

Future net cash flows	1,398	755	2,153
Discount to present value at 10% annual rate	(622)	(272)	(894)

Standardized measure of discounted future net cash flows relating to proved gas, natural gas liquids and crude oil reserves	$776	$483	$1,259

December 31, 2001:
Future cash inflows	$1,609	$1,621	$3,230
Future production costs	(423)	(514)	(937)
Future development costs	(179)	(55)	(234)

Future net cash flows before income taxes	1,007	1,052	2,059
Future income taxes	(217)	(245)	(462)

Future net cash flows	790	807	1,597
Discount to present value at 10% annual rate	(349)	(269)	(618)

Standardized measure of discounted future net cash flows relating to proved gas, natural gas liquids and crude oil reserves	$441	$538	$979

Changes in Standardized Measure of Discounted Future Net Cash Flows

      The following table sets forth the changes in the standardized measure of discounted future net cash flows at December 31, 2003, 2002, and 2001 (in millions):

	United States	Canada	Total

Balance, December 31, 2000	$1,198	$1,880	$3,078
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(177)	(273)	(450)
Net changes in prices and production costs	(1,314)	(1,733)	(3,047)
Extensions, discoveries, additions and improved recovery, net of related costs	165	70	235
Development costs incurred	26	46	72
Revisions of previous quantity estimates and development costs	(110)	(298)	(408)
Accretion of discount	120	40	160
Net change in income taxes	370	869	1,239
Purchases of reserves in place	187	6	193
Sales of reserves in place	(48)	(36)	(84)
Changes in timing and other	24	(33)	(9)

Balance, December 31, 2001	$441	$538	$979
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(140)	(143)	(283)
Net changes in prices and production costs	529	640	1,169
Extensions, discoveries, additions and improved recovery, net of related costs	120	44	164
Development costs incurred	47	(22)	25
Revisions of previous quantity estimates and development costs	(88)	12	(76)
Accretion of discount	44	6	50
Net change in income taxes	(181)	(65)	(246)
Purchases of reserves in place	—	2	2
Sales of reserves in place	(6)	(515)	(521)
Changes in timing and other	10	(14)	(4)

Balance, December 31, 2002	$776	$483	$1,259
Sales and transfers of gas, natural gas liquids and crude oil produced, net of production costs	(258)	(145)	(403)
Net changes in prices and production costs	316	(78)	238
Extensions, discoveries, additions and improved recovery, net of related costs	133	44	177
Development costs incurred	64	25	89
Revisions of previous quantity estimates and development costs	(91)	(69)	(160)
Accretion of discount	78	36	114
Net change in income taxes	(52)	193	141
Purchases of reserves in place	10	11	21
Sales of reserves in place	(6)	(166)	(172)
Changes in timing and other	(45)	82	37

Balance, December 31, 2003	$925	$416	$1,341

EXHIBIT INDEX

Exhibit
Number		Description

3	.1.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)
3	.1.2	Amended and Restated By-laws of Calpine Corporation.(b)
4	.1.1	Indenture dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes.(c)
4	.1.2	First Supplemental Indenture dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee.(d)
4	.2.1	Indenture dated as of July 8, 1997, between the Company and The Bank of New York, as Trustee, including form of Notes.(e)
4	.2.2	Supplemental Indenture dated as of September 10, 1997, between the Company and The Bank of New York, as Trustee.(f)
4	.2.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.3.1	Indenture dated as of March 31, 1998, between the Company and The Bank of New York, as Trustee, including form of Notes.(g)
4	.3.2	Supplemental Indenture dated as of July 24, 1998, between the Company and The Bank of New York, as Trustee.(g)
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.4.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.4.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.5.1	Indenture dated as of March 29, 1999, between the Company and The Bank of New York, as Trustee, including form of Notes.(h)
4	.5.2	First Supplemental Indenture dated as of July 31, 2000, between the Company and The Bank of New York, as Trustee.(d)
4	.6.1	Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(i)
4	.6.2	First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)
4	.7.1	Amended and Restated Indenture dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and Wilmington Trust Company, as Trustee.(j)
4	.7.2	Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(k)
4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.1	Indenture dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Wilmington Trust Company, as Trustee.(j)
4	.8.3	Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee.(j)
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes.(l)

Exhibit
Number		Description

4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(l)
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee, including form of Notes.(m)
4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(m)
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust Company, as Trustee.(n)
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes.(m)
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes.(n)
4	.16.1	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and Wilmington Trust Company, including form of Notes.(n)
4	.16.2	Registration Rights Agreement, dated as of November 14, 2003, between the Company and Deutsche Bank Securities, Inc., as Representative of the Initial Purchasers.(n)
4.17		Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(o)
4.18		First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.19		Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.20		Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes.(n)
4.21		HIGH TIDES I.
4	.21.1	Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, dated September 29, 1999.(p)
4	.21.2	Corrected Certificate of Certificate of Trust of Calpine Capital Trust, a Delaware statutory trust, filed October 4, 1999.(p)
4	.21.3	Declaration of Trust of Calpine Capital Trust, dated as of October 4, 1999, among Calpine Corporation, as Depositor, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(p)
4	.21.4	Indenture, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(p)
4	.21.5	Remarketing Agreement, dated November 2, 1999, among Calpine Corporation, Calpine Capital Trust, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(p)

Exhibit
Number		Description

4	.21.6	Amended and Restated Declaration of Trust of Calpine Capital Trust, dated as of November 2, 1999, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, and The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(p)
4	.21.7	Preferred Securities Guarantee Agreement, dated as of November 2, 1999, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(p)
4.22		HIGH TIDES II.
4	.22.1	Certificate of Trust of Calpine Capital Trust II, a Delaware statutory trust, filed January 25, 2000.(q)
4	.22.2	Declaration of Trust of Calpine Capital Trust II, dated as of January 24, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein.(q)
4	.22.3	Indenture, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Trustee, including form of Debenture.(q)
4	.22.4	Remarketing Agreement, dated as of January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, The Bank of New York, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(q)
4	.22.5	Registration Rights Agreement, dated January 31, 2000, among Calpine Corporation, Calpine Capital Trust II, Credit Suisse First Boston Corporation and ING Barings LLC.(q)
4	.22.6	Amended and Restated Declaration of Trust of Calpine Capital Trust II, dated as of January 31, 2000, among Calpine Corporation, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee, and the Administrative Trustees named therein, including form of Preferred Security and form of Common Security.(q)
4	.22.7	Preferred Securities Guarantee Agreement, dated as of January 31, 2000, between Calpine Corporation and The Bank of New York, as Guarantee Trustee.(q)
4.23		HIGH TIDES III.
4	.23.1	Amended and Restated Certificate of Trust of Calpine Capital Trust III, a Delaware statutory trust, filed July 19, 2000.(r)
4	.23.2	Declaration of Trust of Calpine Capital Trust III dated June 28, 2000, among the Company, as Depositor and Debenture Issuer, The Bank of New York (Delaware), as Delaware Trustee, The Bank of New York, as Property Trustee and the Administrative Trustees named therein.(r)
4	.23.3	Amendment No. 1 to the Declaration of Trust of Calpine Capital Trust III dated July 19, 2000, among the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein.(r)
4	.23.4	Indenture dated as of August 9, 2000, between the Company and Wilmington Trust Company, as Trustee.(r)
4	.23.5	Remarketing Agreement dated as of August 9, 2000, among the Company, Calpine Capital Trust III, Wilmington Trust Company, as Tender Agent, and Credit Suisse First Boston Corporation, as Remarketing Agent.(r)
4	.23.6	Registration Rights Agreement dated as August 9, 2000, between the Company, Calpine Capital Trust III, Credit Suisse First Boston Corporation, ING Barings LLC and CIBC World Markets Corp.(r)
4	.23.7	Amended and Restated Declaration of Trust of Calpine Capital Trust III dated as of August 9, 2000, the Company, as Depositor and Debenture Issuer, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein, including the form of Preferred Security and form of Common Security.(r)
4	.23.8	Preferred Securities Guarantee Agreement dated as of August 9, 2000, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.(r)

Exhibit
Number		Description

4.24		PASS THROUGH CERTIFICATES (TIVERTON AND RUMFORD).
4	.24.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate.(d)
4	.24.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee.(d)
4	.24.3	Appendix A — Definitions and Rules of Interpretation.(d)
4	.24.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes.(s)
4	.24.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4	.24.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by Calpine, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(d)
4.25		PASS THROUGH CERTIFICATES (SOUTH POINT, BROAD RIVER AND ROCKGEN).
4	.25.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A.(b)
4	.25.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B.(b)
4	.25.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)
4	.25.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation.(b)

Exhibit
Number		Description

4	.25.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes.(b)
4	.25.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes.(b)
4	.25.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes.(b)
4	.25.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)

Exhibit
Number		Description

4	.25.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
4	.25.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee.(b)
10.1		Financing Agreements.
10	.1.1.1	Calpine Construction Finance Company Financing Agreement (“CCFC II”), dated as of October 16, 2000.(d)(s)

Exhibit
Number		Description

10	.1.1.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co-Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent.(n)
10	.1.2.1	Amended and Restated Credit Agreement, dated as of July 16, 2003 (“Amended and Restated Credit Agreement”), among the Company, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, Funding Agent, Lead Arranger and Bookrunner, Bayerische Landesbank, Cayman Islands Branch, as Lead Arranger, as Co-Bookrunner and Documentation Agent, and ING Capital LLC and Toronto Dominion (Texas) Inc., as Lead Arrangers, Co-Bookrunners and Syndication Agents.(l)
10	.1.2.2	First Amendment to Amended and Restated Credit Agreement, dated as of August 7, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(l)
10	.1.2.3	Amendment and Waiver to Amended and Restated Credit Agreement, dated as of August 28, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.4	Letter Agreement regarding Technical Correction to Amendment and Waiver to Amended and Restated Credit Agreement, dated as of September 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.5	Third Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, each of Quintana Minerals (USA) Inc., JOQ Canada, Inc., and Quintana Canada Holdings, LLC, as a Guarantor, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(m)
10	.1.2.6	Fourth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of November 19, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.7	Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 30, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.8	Technical Correction to Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of December 31, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.2.9	Waiver to Amended and Restated Credit Agreement, dated as of March 5, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent and Funding Agent.(n)
10	.1.3	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(l)
10	.1.4	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.5	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.6	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.7.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)

Exhibit
Number		Description

10	.1.7.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.8.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.8.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(n)
10	.1.9	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.10.1	Collateral Trust Agreement, dated as of July 16, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(l)
10	.1.10.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among Calpine Corporation, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee.(n)
10	.1.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.12	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.13	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.14	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from Calpine Corporation to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee.(l)
10	.1.15	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.16	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee.(l)
10	.1.17	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.18	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.19	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from Calpine Corporation to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.20	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)

Exhibit
Number		Description

10	.1.21	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from Calpine Corporation to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.22	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from Calpine Corporation to The Bank of New York, as Collateral Trustee.(l)
10	.1.23	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.24	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by Calpine Corporation in favor of The Bank of New York, as Collateral Trustee.(l)
10	.1.25	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among Calpine Corporation, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent.(n)
10.2		Term Loan Agreements.
10	.2.1	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Bookrunner and Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents.(l)
10	.2.2.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.2	Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(m)
10	.2.2.3	Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.2.4	Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(n)
10	.2.3	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10	.2.4	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner.(n)
10.3		Management Contracts or Compensatory Plans or Arrangements.
10	.3.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements there under.(n)(t)
10	.3.2	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Peter Cartwright.(q)(t)
10	.3.3	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Ms. Ann B. Curtis.(b)(t)
10	.3.4	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Ron A. Walter.(b)(t)

Exhibit
Number		Description

10	.3.5	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Robert D. Kelly.(b)(t)
10	.3.6	Employment Agreement, dated as of January 1, 2000, between Calpine Corporation and Mr. Thomas R. Mason.(b)(t)
10	.3.7	Consulting Contract, dated as of January 1, 2004, between Calpine Corporation and Mr. George J. Stathakis.(n)(t)
10	.3.8	Calpine Corporation Annual Management Incentive Plan.(u)(t)
10	.3.9	$500,000 Promissory Note Secured by Deed of Trust made by Thomas R. Mason and Debra J. Mason in favor of Calpine Corporation.(u)(t)
10	.3.10	2000 Employee Stock Purchase Plan (v)(t)
10	.3.11	Form of Indemnification Agreement for directors and officers.(w)(t)
10	.3.12	Form of Indemnification Agreement for directors and officers.(b)(t)
10.4		Power Purchase and Sale Agreements.
10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources.(x)
12.1		Statement on Computation of Ratio of Earnings to Fixed Charges.(n)
21.1		Subsidiaries of the Company.(n)
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(*)
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(*)
23.3		Consent of Netherland, Sewell & Associates, Inc., independent engineer.(*)
23.4		Consent of Gilbert Laustsen Jung Associates, Ltd., independent engineer.(*)
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).(*)
31.1		Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2		Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
99.1		Acadia Power Partners, LLC and Subsidiary, Consolidated Financial Statements, December 31, 2003, 2002 and 2001.(*)
99.2		Consent of PricewaterhouseCoopers LLP, Independent Accountants.(*)

(*) Filed herewith.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996.

(d)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(e)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 1997, filed with the SEC on August 14, 1997.

(f)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998.

(h)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999.

(i)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(j)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated October 16, 2001, filed with the SEC on November 13, 2001.

(k)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration No. 333-57338) filed with the SEC on April 19, 2001.

(l)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(m)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003.

(n)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2003, filed with the SEC on March 25, 2004.

(o)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(p)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3/ A (Registration Statement No. 333-87427) filed with the SEC on October 26, 1999.

(q)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 29, 2000.

(r)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration Statement No. 333-47068) filed with the SEC on September 29, 2000.

(s)	Approximately 71 pages of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.

(t)	Management contract or compensatory plan or arrangement.

(u)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K dated March 30, 2000, filed with the SEC on April 3, 2000.

(v)	Incorporated by reference to Calpine Corporation’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000.

(w)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996.

(x)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K/A dated December 31, 2003, filed with the SEC on September 13, 2004.