Form 10-Q
period 2004-09-30
CALPINE CORP
filed 2004-11-09
CIK 916457

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                 ---------------

                                   (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 2004
                    OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

     534,306,554 shares of Common Stock, par value $.001 per share, outstanding on November 5, 2004.


================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 2004

                                      INDEX



                                                                                                             Page No.
PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements
               Consolidated Condensed Balance Sheets September 30, 2004 and December 31, 2003..............      3
               Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
                 September 30, 2004 and 2003...............................................................      5
               Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
                 September 30, 2004 and 2003...............................................................      7
            Notes to Consolidated Condensed Financial Statements...........................................      9
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........     41
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................     80
  Item 4.   Controls and Procedures........................................................................     80
PART II - OTHER INFORMATION
  Item 1.   Legal Proceedings..............................................................................     81
  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....................................     86
  Item 6.   Exhibits.......................................................................................     87
Signatures.................................................................................................     89

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
               (in thousands, except share and per share amounts)

                                                                                                       September 30,    December 31,
                                                                                                           2004             2003
                                                                                                     --------------    -------------
                                                                                                                (Unaudited)
                                               ASSETS
Current assets:
  Cash and cash equivalents........................................................................  $    1,487,822   $      991,806
  Accounts receivable, net.........................................................................       1,090,073          988,947
  Margin deposits and other prepaid expense........................................................         371,679          385,348
  Inventories......................................................................................         155,901          137,740
  Restricted cash..................................................................................         935,990          383,788
  Current derivative assets........................................................................         416,930          496,967
  Current assets held for sale.....................................................................              --            2,565
  Other current assets.............................................................................         270,621           89,593
                                                                                                     --------------   --------------
    Total current assets...........................................................................       4,729,016        3,476,754
                                                                                                     --------------   --------------
Restricted cash, net of current portion............................................................         150,020          575,027
Notes receivable, net of current portion...........................................................         223,590          213,629
Project development costs..........................................................................         144,625          139,953
Investments in power projects and oil and gas properties...........................................         392,611          444,150
Deferred financing costs...........................................................................         434,986          400,732
Prepaid lease, net of current portion..............................................................         394,778          414,058
Property, plant and equipment, net.................................................................      20,620,243       19,478,650
Goodwill, net......................................................................................          45,160           45,160
Other intangible assets, net.......................................................................          83,922           89,924
Long-term derivative assets........................................................................         587,000          673,979
Long-term assets held for sale.....................................................................              --          743,149
Other assets.......................................................................................         624,968          608,767
                                                                                                     --------------   --------------
     Total assets..................................................................................  $   28,430,919   $   27,303,932
                                                                                                     ==============   ==============
                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................................  $    1,099,430   $      938,644
  Accrued payroll and related expense..............................................................          78,915           96,693
  Accrued interest payable.........................................................................         365,850          321,176
  Income taxes payable.............................................................................           9,224           18,026
  Notes payable and borrowings under lines of credit, current portion..............................         210,603          254,292
  Notes payable to Calpine Capital Trusts, current portion.........................................         636,000               --
  Preferred interests, current portion.............................................................           9,040           11,220
  Capital lease obligation, current portion........................................................           7,923            4,008
  CCFC I financing, current portion................................................................           3,208            3,208
  Construction/project financing, current portion..................................................          62,839           61,900
  Convertible Senior Notes Due 2006, current portion...............................................          72,126               --
  Senior notes and term loans, current portion.....................................................         198,409           14,500
  Current derivative liabilities...................................................................         524,025          456,688
  Current liabilities held for sale................................................................              --              221
  Other current liabilities........................................................................         485,805          334,827
                                                                                                     --------------   --------------
    Total current liabilities......................................................................       3,763,397        2,515,403
                                                                                                     --------------   --------------
Notes payable and borrowings under lines of credit, net of current portion.........................         781,017          873,572
Notes payable to Calpine Capital Trusts, net of current portion....................................         517,500        1,153,500
Preferred interests, net of current portion........................................................         138,068          232,412
Capital lease obligation, net of current portion...................................................         283,442          193,741
CCFC I financing, net of current portion...........................................................         783,139          785,781
CalGen/CCFC II financing...........................................................................       2,431,370        2,200,358
Construction/project financing, net of current portion.............................................       1,697,540        1,209,505
Convertible Senior Notes Due 2006, net of current portion..........................................              --          660,059
Convertible Notes Due 2014.........................................................................         617,504               --
Convertible Senior Notes Due 2023..................................................................         633,775          650,000
Senior notes and term loans, net of current portion................................................       9,339,577        9,369,253
Deferred income taxes, net.........................................................................       1,346,860        1,310,335
Deferred lease incentive...........................................................................              --           50,228
Deferred revenue...................................................................................         112,087          116,001
Long-term derivative liabilities...................................................................         641,280          692,088
Long-term liabilities held for sale................................................................              --           17,828
Other liabilities..................................................................................         333,876          241,723
                                                                                                     --------------   --------------
     Total liabilities.............................................................................      23,420,432       22,271,787
                                                                                                     --------------   --------------
Minority interests.................................................................................         371,946          410,892
                                                                                                     --------------   --------------
Stockholders' equity:
  Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and
    outstanding in 2004 and 2003...................................................................             --                --
  Common stock, $.001 par value per share; authorized 1,000,000,000 shares at December 31, 2003, and 2,000,000,000 shares at September 30, 2004; issued and outstanding 534,092,147 shares in
    2004 and 415,010,125 shares in 2003............................................................             534              415
  Additional paid-in capital.......................................................................       3,137,913        2,995,735
  Additional paid-in capital, loaned shares........................................................         258,100               --
  Additional paid-in capital, returnable shares....................................................        (258,100)              --
  Retained earnings................................................................................       1,483,638        1,568,509
  Accumulated other comprehensive income...........................................................          16,456           56,594
                                                                                                     --------------   --------------
       Total stockholders' equity..................................................................  $    4,638,541   $    4,621,253
                                                                                                     --------------   --------------
       Total liabilities and stockholders' equity..................................................  $   28,430,919   $   27,303,932
                                                                                                     ==============   ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2004 and 2003

                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30,                September 30,
                                                                          ---------------------------  ----------------------------
                                                                                2004          2003           2004           2003
                                                                          ------------- -------------  -------------  -------------
                                                                                             (In thousands, except
                                                                                               per share amounts)
                                                                                                  (Unaudited)
Revenue:
  Electric generation and marketing revenue
    Electricity and steam revenue.......................................  $   1,671,147  $   1,416,866  $   4,230,004  $   3,563,193
    Transmission sales revenue..........................................          4,427          3,952         14,152         13,239
    Sales of purchased power for hedging and optimization...............        430,576        843,013      1,307,256      2,269,102
                                                                          -------------  -------------  -------------  -------------
     Total electric generation and marketing revenue....................      2,106,150      2,263,831      5,551,412      5,845,534
Oil and gas production and marketing revenue
    Oil and gas sales...................................................         17,687         16,578         47,472         45,394
    Sales of purchased gas for hedging and optimization.................        423,733        305,706      1,258,441        961,652
                                                                          -------------  -------------  -------------  -------------
     Total oil and gas production and marketing revenue.................        441,420        322,284      1,305,913      1,007,046
  Mark-to-market activities, net........................................         (5,106)       (11,023)       (15,192)        11,259
  Other revenue.........................................................         14,736         81,496         51,573         97,596
                                                                          -------------  -------------  -------------  -------------
       Total revenue....................................................      2,557,200      2,656,588      6,893,706      6,961,435
                                                                          -------------  -------------  -------------  -------------
Cost of revenue:
  Electric generation and marketing expense
    Plant operating expense.............................................        176,333        174,545        575,830        496,119
    Transmission purchase expense.......................................         30,803         17,335         61,880         37,491
    Royalty expense.....................................................          8,488          7,022         21,321         18,840
    Purchased power expense for hedging and optimization................        351,151        835,892      1,171,260      2,254,560
                                                                          -------------  -------------  -------------  -------------
     Total electric generation and marketing expense....................        566,775      1,034,794      1,830,291      2,807,010
  Oil and gas operating and marketing expense
    Oil and gas operating expense.......................................         14,719         15,263         42,864         53,642
    Purchased gas expense for hedging and optimization..................        429,373        293,241      1,243,781        941,312
                                                                          -------------  -------------  -------------  -------------
     Total oil and gas operating and marketing expense..................        444,092        308,504      1,286,645        994,954
  Fuel expense..........................................................      1,097,650        806,598      2,783,570      2,035,285
  Depreciation, depletion and amortization expense......................        149,288        131,001        421,050        373,128
  Operating lease expense...............................................         25,805         28,439         80,567         84,298
  Other cost of revenue.................................................         19,187          8,380         68,177         20,501
                                                                          -------------  -------------  -------------  -------------
       Total cost of revenue............................................      2,302,797      2,317,716      6,470,300      6,315,176
                                                                          -------------  -------------  -------------  -------------
         Gross profit...................................................        254,403        338,872        423,406        646,259
Loss (income) from unconsolidated investments in power projects and oil
  and gas properties....................................................         10,859         (4,110)        11,663       (68,584)
Equipment cancellation and impairment cost..............................          7,820            632         10,187         19,940
Long-term service agreement cancellation charge.........................          7,580             --          7,580             --
Project development expense.............................................          3,367          2,979         15,114         14,137
Research and development expense........................................          3,982          2,849         12,921          7,709
Sales, general and administrative expense...............................         58,377         49,426        170,990        142,841
                                                                          -------------  -------------  -------------  -------------
  Income from operations................................................        162,418        287,096        194,951        530,216
Interest expense........................................................        293,639        198,686        815,357        483,238
Distributions on trust preferred securities.............................             --         15,297             --         46,610
Interest income.........................................................        (17,185)       (10,742)       (39,166)      (27,780)
Minority interest expense...............................................          9,990          2,569         23,149         10,182
Income from repurchase of various issuances of debt.....................       (167,154)      (207,238)      (170,548)     (214,001)
Other expense (income)..................................................         23,320          9,513       (177,088)        64,570
                                                                          -------------  -------------  -------------  -------------
  Income (loss) before provision (benefit) for income taxes.............         19,808        279,011       (256,753)       167,397
Provision (benefit) for income taxes....................................         67,340         41,310        (81,955)        11,076
                                                                          -------------  -------------  -------------  -------------
  Income (loss) before discontinued operations and cumulative effect of
    a change in accounting principle....................................        (47,532)       237,701       (174,798)       156,321

                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30,                September 30,
                                                                          ----------------------------  ----------------------------
                                                                                2004          2003           2004           2003
                                                                          -------------  -------------  -------------  -------------
                                                                                             (In thousands, except
                                                                                               per share amounts)
                                                                                                  (Unaudited)
Discontinued operations, net of tax provision (benefit) of $140,724,
  $(183), $155,790, and $3,123..........................................         62,551             81         89,927          5,550
Cumulative effect of a change in accounting principle, net of tax
  provision of $--, $--, $--and $450....................................             --             --             --            529
                                                                          -------------  -------------  -------------  -------------
        Net income (loss)...............................................  $      15,019  $     237,782  $     (84,871) $     162,400
                                                                          =============  =============  =============  =============
Basic earnings (loss) per common share:
  Weighted average shares of common stock outstanding...................        444,380        388,161        425,682        383,447
  Income (loss) before discontinued operations and cumulative effect
   of a change in accounting principle..................................  $       (0.11) $        0.61  $       (0.41) $        0.41
  Discontinued operations, net of tax...................................  $        0.14  $          --  $        0.21  $        0.01
  Cumulative affect of a change in accounting principle, net of tax.....  $          --  $          --  $          --  $          --
                                                                          -------------  -------------  -------------  -------------
        Net income (loss)...............................................  $        0.03  $        0.61  $      (0.20)  $        0.42
                                                                          =============  =============  =============  =============
Diluted earnings per common share:
  Weighted average shares of common stock outstanding before
   dilutive effect of certain convertible securities....................        444,380        394,950        425,682        388,622
  Income (loss) before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change
   in accounting principle..............................................  $       (0.11) $        0.60  $       (0.41) $        0.40
  Dilutive effect of certain convertible securities.....................             --          (0.09)            --             --
                                                                          -------------  -------------  -------------  -------------
  Income (loss) before discontinued operations and cumulative effect of
   a change in accounting principle.....................................          (0.11)          0.51          (0.41)          0.40
  Discontinued operations, net of tax...................................           0.14             --           0.21           0.01
  Cumulative effect of a change in accounting principle, net of tax.....             --             --             --             --
                                                                          -------------  -------------  -------------  -------------
        Net income (loss)...............................................  $        0.03  $        0.51  $       (0.20) $        0.41
                                                                          =============  =============  =============  =============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                     -------------------------------
                                                                                                           2004            2003
                                                                                                     --------------   --------------
Cash flows from operating activities:
  Net income (loss)................................................................................  $      (84,871)  $     162,400
    Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation, depletion and amortization (1)..................................................         598,855         489,431
     Deferred income taxes, net....................................................................         (80,065)        204,900
     (Gain) loss on sale of assets and development cost write-offs, net............................        (193,509)          6,606
     Gain on repurchase of debt....................................................................        (170,548)       (192,296)
     Equipment cancellation and impairment cost....................................................          10,187          19,940
     Stock compensation expense....................................................................          15,190          12,028
     Foreign exchange losses.......................................................................           7,521          36,234
     Mark-to-market loss and other non-cash derivative activity....................................          40,782           2,535
     Loss (income) from unconsolidated investments in power projects and oil and gas properties....          11,663         (68,584)
     Distributions from unconsolidated investments in power projects...............................          22,263         125,679
     Other.........................................................................................          64,386          10,505
    Change in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable...........................................................................        (104,787)       (161,262)
     Other current assets..........................................................................          (1,202)       (150,573)
     Other assets..................................................................................         (66,224)       (142,530)
     Accounts payable and accrued expense..........................................................         218,862        (197,586)
     Other liabilities.............................................................................         (58,633)         13,905
                                                                                                     --------------   -------------
       Net cash provided by operating activities...................................................         229,870         171,332
                                                                                                     --------------   -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment.......................................................      (1,184,352)     (1,523,643)
  Disposals of property, plant and equipment.......................................................       1,151,246          15,255
  Acquisitions, net of cash acquired...............................................................        (187,786)         (6,818)
  Advances to joint ventures.......................................................................          (8,833)        (51,945)
  Project development costs........................................................................         (23,605)        (30,184)
  Sale of collateral securities....................................................................          93,963              --
  Repurchase of High Tides.........................................................................        (111,550)             --
  Increase in restricted cash......................................................................        (124,153)       (258,255)
  Decrease (increase) in notes receivable..........................................................           9,979         (13,708)
  Other............................................................................................           3,157          32,717
                                                                                                     --------------   -------------
       Net cash used in investing activities.......................................................        (381,934)     (1,836,581)
                                                                                                     --------------   -------------
Cash flows from financing activities:
  Borrowings from notes payable and borrowings under lines of credit...............................          97,191       1,323,618
  Repayments of notes payable and borrowings under lines of credit.................................        (328,943)     (1,750,866)
  Borrowings from project financing................................................................       3,477,854       1,369,900
  Repayments of project financing..................................................................      (2,942,272)     (1,395,788)
  Repayments and repurchases of Senior Notes.......................................................        (630,275)       (906,308)
  Repurchase of 4% Convertible Senior Notes........................................................        (586,926)       (101,887)
  Proceeds from issuance of Convertible Senior Notes...............................................         867,504              --
  Proceeds from issuance of Senior Notes...........................................................         878,815       3,500,000
  Proceeds from income trust offering..............................................................              --         126,462
  Proceeds from issuance of common stock...........................................................              95           8,184
  Proceeds from King City financing transaction....................................................              --          82,000
  Financing costs..................................................................................        (175,802)       (244,069)
  Other............................................................................................         (23,538)         35,243
                                                                                                     --------------   -------------
       Net cash provided by financing activities...................................................         633,703       2,046,489
                                                                                                     --------------   -------------
Effect of exchange rate changes on cash and cash equivalents.......................................          14,377           8,946
Net increase in cash and cash equivalents..........................................................         496,016         390,186
Cash and cash equivalents, beginning of period.....................................................         991,806         579,486
                                                                                                     --------------   -------------
Cash and cash equivalents, end of period...........................................................  $    1,487,822   $     969,672
                                                                                                     ==============   =============
Cash paid during the period for:
  Interest, net of amounts capitalized.............................................................  $      674,875   $     322,051
  Income taxes.....................................................................................  $       21,863   $      12,481
- ------------

(1) Includes depreciation and amortization that is charged to cost of revenue, discontinued operations and also included within sales, general and administrative expense and to interest expense in the Consolidated Condensed Statements of Operations.

Schedule of noncash investing and financing activities:

     2004 issuance of 24.3 million shares of common stock in exchange for $40.0 million par value of HIGH TIDES I and $75.0 million par value of HIGH TIDES II.

     2004 capital lease entered into for the King City facility for an initial asset balance of $114.9 million.

     2004 issuance of 89 million shares of Calpine common stock pursuant to a Share Lending Agreement. See Note 6 for more information regarding the 89 million shares issued.

     2004 exchange of a $177.0 million note for $266.2 million of our 4.75% Contingent Convertible Senior Notes Due 2023.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (unaudited)

1.   Organization and Operations of the Company

     Calpine Corporation ("Calpine" or "the Company"), a Delaware corporation, and subsidiaries (collectively, also referred to as the "Company") are engaged in the generation of electricity in the United States of America, Canada, Mexico and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company has ownership interests in, and operates, gas-fired power generation facilities. In Mexico, Calpine is a joint venture participant in a gas-fired power generation facility under construction. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. Each of the generation facilities produces and markets electricity for sale to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company's generating plants, is sold to third parties.

2.   Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K/A. The results for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications -- Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the 2004 presentation including reclassifications from plant operating expense to transmission purchase expense.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction, retirement and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest, primary beneficiary determination for the Company's investments in variable interest entities, the outcome of pending litigation and estimates of oil and gas reserve quantities used to calculate depletion, depreciation and impairment of oil and gas property and equipment.

     Effective Tax Rate -- For the three months ended September 30, 2004 and 2003, the Company's effective rate was 340% and 15%, respectively. For the nine months ended September 30, 2004 and 2003, the effective rate was (32)% and 7%, respectively. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate and due to the effect of significant permanent items. Also, see Note 15 concerning the impact of tax legislation passed October 22, 2004.

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

                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                -----------------------  ------------------------
                                                                    2004        2003        2004        2003
                                                                ----------- -----------  -----------  -----------
  Sales of purchased power for hedging and optimization......   $   563,293     $  --    $ 1,255,760     $  --
                                                                -----------     -----    -----------     -----
  Purchased power expense for hedging and optimization.......       563,293        --      1,255,760        --
                                                                -----------     -----    -----------     -----
                                                                $        --     $  --    $        --     $  --
                                                                ===========     =====    ===========     =====

     Preferred Interests -- As required in SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") the Company classifies certain preferred interests that are mandatorily redeemable, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder's investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.

New  Accounting Pronouncements

Stock-Based Compensation

     On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle -- the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net loss and loss per share for the three and nine months ended September 30, 2004 and 2003, had the Company applied the accounting provisions of SFAS No. 123 to its prior years' financial statements (in thousands, except per share amounts):

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                        ------------------------  ------------------------
                                                                            2004         2003         2004         2003
                                                                        -----------  -----------  -----------  -----------
Net income (loss)
  As reported.........................................................  $    15,019  $   237,782  $  (84,871)  $   162,400
  Pro Forma...........................................................       13,996      234,353     (88,818)      148,780
Income (loss) per share data:
  Basic loss per share
    As reported.......................................................  $      0.03  $      0.61  $    (0.20)  $      0.42
    Pro Forma.........................................................         0.03         0.60       (0.21)         0.39
  Diluted earnings per share
    As reported.......................................................  $      0.03  $      0.51  $    (0.20)  $      0.41
    Pro Forma.........................................................         0.03         0.50       (0.21)         0.38
Stock-based compensation cost, net of tax, included in income
  (loss), as reported.................................................  $     3,308  $     3,068  $    9,388   $    10,699
Stock-based compensation cost, net of tax, included in income
  (loss), pro forma...................................................        4,331        6,497      13,335        24,319

     The range of fair values of the Company's stock options granted for the three months ended September 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $2.39 in 2004, $3.58-3.75 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%; expected volatility of 84.24% and 101.49%-106.91% for the three months ended September 30, 2004 and 2003, respectively; risk-free interest rates of 3.37% and 1.42-1.60% for the three months ended September 30, 2004 and 2003, respectively; and expected option terms of 4 years and 1.5 years for the three months ended September 30, 2004 and 2003, respectively.

     The range of fair values of the Company's stock options granted for the nine months ended September 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.90-$4.45 in 2004, $1.60-$5.16 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%; expected volatility of 69.11%-97.99% and 70.44%-112.99% for the nine months ended
September 30, 2004 and 2003, respectively; risk-free interest rates of 2.35%-4.54% and 1.39%-4.04% for the nine months ended September 30, 2004 and 2003, respectively; and expected option terms of 3-9 1/2 years and 1.5-9.5 years for the nine months ended September 30, 2004 and 2003, respectively.

     FIN 46 and FIN 46-R

     In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). FIN 46 requires the consolidation of an entity by an enterprise that absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of Variable Interest Entities ("VIEs") for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which business enterprise (if any), as the Primary Beneficiary, should consolidate the Variable Interest Entity ("VIE"). This model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity's ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity's variability.

     In December 2003 the FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities ("SPEs") for which the effective date was December 31, 2003. The Company has adopted FIN 46-R for its investment in SPEs, equity method joint ventures, its wholly owned subsidiaries that are subject to long-term power purchase agreements and tolling arrangements, operating lease arrangements containing fixed price purchase options and its wholly owned subsidiaries that have issued mandatorily redeemable non-controlling preferred interests.

     On application of FIN 46, the Company evaluated its investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, the Company was not the Primary Beneficiary, as the Company would not absorb a majority of these entities' expected variability. An enterprise that holds a significant variable interest in a VIE is required to make certain disclosures regarding the nature and timing of its involvement with the VIE and the nature, purpose, size and activities of the VIE. The fixed price purchase options under the Company's operating lease arrangements were not considered significant variable interests. However, the joint ventures in which the Company has invested were considered significant variable interests. See
Note 5 for more information related to these joint venture investments.

     An analysis was performed for the Company's wholly owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs and held power sales and tolling contracts which may be considered variable interest under FIN 46-R. However, in all cases, the Company absorbed a majority of the entity's variability and continues to consolidate the Company's wholly owned subsidiaries. As part of the Company's quantitative assessment, a fair value methodology was used to determine whether the Company or the power purchaser absorbs the majority of the subsidiary's variability. The Company qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility's remaining useful life or for less than 50% of the entity's capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," were not considered variable interests, due to certain exclusions under FIN 46-R.

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

     Significant judgment was required in making an assessment of whether or not a VIE was a special purpose entity ("SPE") for purposes of adopting and applying FIN 46-R. Entities that meet the definition of a business outlined in FIN 46-R and that satisfy other formation and involvement criteria are not subject to the FIN 46-R consolidation guidelines. The definitional characteristics of a business include having: inputs such as long-lived assets; the ability to obtain access to necessary materials and employees; processes such as strategic management, operations and resource management; and the ability to obtain access to the customers that purchase the outputs of the entity. Since the current accounting literature does not provide a definition of an SPE, the Company's assessment was primarily based on the degree to which the VIE aligned with the definition of a business. Based on this assessment, the Company determined that six VIE investments were in SPEs: Calpine Northbrook Energy Marketing, LLC ("CNEM"), Power Contract Financing, L.L.C. ("PCF"), Power Contract Financing LLC III ("PCF III") and Calpine Capital Trust I ("Trust I"), Calpine Capital Trust II ("Trust II") and Calpine Capital Trust III ("Trust III" and together with Trust I and Trust II, the "Trusts") and subject to FIN 46-R as of October 1, 2003.

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

     Upon the adoption of FIN 46-R at December 31, 2003, for the Company's investments in SPEs, the Company determined that its equity investment in the Trusts was not considered at-risk as defined in FIN 46-R and that the Company did not have a significant variable interest in the Trusts. Consequently, the Company deconsolidated the Trusts.

     In addition, as a result of the debt reserve monetization consummated on June 2, 2004, the Company was required to evaluate its investment in the PCF and PCF III entities under FIN 46-R. The Company determined that the entities were VIEs but the Company was not the Primary Beneficiary and was, therefore, required to deconsolidate the entities.

     The Company created CNEM, PCF, PCF III and the Trusts to facilitate capital transactions. However, in cases such as this where the Company has continuing involvement with the assets held by the deconsolidated SPE, the Company accounts for the capital transaction with the SPE as a financing rather than a sale under EITF Issue No. 88-18, "Sales of Future Revenue" ("EITF Issue No. 88-18") or Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), as appropriate. When EITF Issue No. 88-18 and SFAS No. 140 require the Company to account for a transaction as a financing, derecognition of the assets underlying the financing is prohibited, and the proceeds received from the transaction must be recorded as debt. Accordingly, in situations where the Company accounts for transactions as financings under EITF Issue No. 88-18 or SFAS No. 140, the Company continues to recognize the assets and the debt of the deconsolidated SPE on its balance sheet. The table below summarizes how the Company has accounted for its SPEs when it has continuing involvement under EITF Issue No. 88-18 or SFAS No. 140:

                                                         FIN 46-R      Sale or
                                                        Treatment     Financing
                                                      -------------  ----------
CNEM................................................   Consolidate      N/A
PCF.................................................  Deconsolidate  Financing
PCF III.............................................  Deconsolidate  Financing
Trust I, Trust II and  Trust III....................  Deconsolidate  Financing

     EITF 04-7

     An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must "absorb variability" of changes in the fair value of the VIE's underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability , and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7 : "Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity" ("EITF Issue No. 04-7") is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force's discussions on this Issue have centered around whether the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company's methodology used in making quantitative assessments of the variability of: the Company's joint venture investments: wholly owned subsidiaries that have issued preferred interests to third parties; wholly owned subsidiaries that have entered into operating leases of power plants that contain a fixed price purchase option; wholly owned subsidiaries that have entered into longer term power sales agreements with third parties; and the Company's investments in SPEs. However, until the EITF reaches a final consensus, the effects of this issue on the Company's financial statements is indeterminable.

     EITF 04-8

     On September 30, 2004, the EITF reached a final consensus on EITF Issue No. 04-8 ("EITF Issue No. 04-8"): "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The guidance in EITF Issue No. 04-8 is effective for periods ending after December 15, 2004, and must be applied by retroactively restating previously reported earnings per shares. The consensus requires companies that have issued contingently convertible instruments with a market price trigger to include the effects of the conversion in diluted earnings per share, regardless of whether the price trigger had been met. Prior to this consensus, contingently convertible instruments were not included in diluted earnings per share if the price trigger had not been met. Typically, the affected instruments are convertible into common stock of the issuer after the issuer's common stock price has exceeded a predetermined threshold for a specified time period. Calpine's $634 million outstanding at September 30, 2004, of 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Senior Notes") and $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 ("2014 Convertible Notes") will be affected by the new guidance. This new guidance will accelerate the point at which the 2023 Convertible Senior Notes and 2014 Convertible Notes would potentially impact its diluted earnings per share, but once the trigger price is exceeded, there would be no additional dilution.

     SFAS No. 128-R

     FASB is expected to modify Statement of Financial Accounting Standards No. 128: Earnings Per Share ("SFAS No. 128") to make it consistent with International Accounting Standard No. 33, Earnings Per Share, so that earnings per share computations will be comparable on a global basis. The effective date is anticipated to coincide with the effective date of EITF Issue No. 04-8. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted earnings per share. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company's ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder's option, in cash or shares. Under the revised guidance, the FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require an assumption of share settlement when calculating diluted earnings per share. The Company's 2023 Convertible Senior Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion, during certain limited events of default, including bankruptcy. Additionally, the 2023 Convertible Senior Notes include a provision allowing the Company to meet a put with either cash or shares of stock. The revised guidance is expected to increase the potential dilution to the Company's earnings per share, particularly when the price of the Company's common stock is low, since the more dilutive of the calculations would be used considering both:
(i) normal conversion assuming a combination of cash and a variable number of shares; and (ii) conversion during certain limited events of default assuming 100% shares at the fixed conversion rate.

     EITF 03-13

     At the September 29, 2004, EITF meeting, the EITF reached a tentative conclusion on Issue No. 03-13: Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and
(b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. FASB is expected to ratify the consensus at its November 2004 meeting with prospective application to transactions entered into after January 1, 2005. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the sale of the Canadian and Rockies disposal groups (see Note 8 for more information) and does not expect the new guidance to change the conclusions reached under the existing discontinued operations guidance in SFAS No. 144.

     3. Available-for-Sale Debt Securities

     During the quarter, the Company exchanged 4.2 million shares of Calpine common stock in privately negotiated transactions for $20.0 million par value of HIGH TIDES I and repurchased $115.0 million par value of HIGH TIDES III. Due to the deconsolidation of the Trusts upon the adoption of FIN 46-R, the repurchased HIGH TIDES preferred securities are reflected as assets on the balance sheet.

     The repurchased HIGH TIDES I are reflected on the balance sheet in Other Current Assets along with previously repurchased HIGH TIDES I and II. See Note 15 for a discussion of the redemption of HIGH TIDES I and II subsequent to
September 30, 2004. The Company is accounting for the HIGH TIDES as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Therefore, the following HIGH TIDES I and II were recorded at fair market value at September 30, 2004, with the difference from their repurchase price recorded in Other Comprehensive Income (in thousands):

                                                                   September 30, 2004
                                                ---------------------------------------------
                                                                 Gross            Gross
                                                               Unrealized       Unrealized
                                                             Gains in Other   Losses in Other
                                                 Repurchase  Comprehensive     Comprehensive      Fair
                                                   Price     Income/(Loss)     Income/(Loss)      Value
                                                -----------  --------------   ---------------  -----------
HIGH TIDES I.................................   $    75,212     $2,288          $       --     $    77,500
HIGH TIDES II................................        71,341      3,659                  --          75,000
                                                -----------     ------          ----------     -----------
  Debt securities............................   $   146,553     $5,947          $       --     $   152,500
                                                ===========     ======          ==========     ===========

     The repurchased HIGH TIDES III are reflected on the balance sheet in Other Assets. The following HIGH TIDES III were recorded at fair market value in Other Assets at September 30, 2004, with the difference from their repurchase price recorded in Other Comprehensive Income (in thousands):

                                                                   September 30, 2004
                                                ---------------------------------------------
                                                                 Gross            Gross
                                                               Unrealized       Unrealized
                                                             Gains in Other   Losses in Other
                                                 Repurchase  Comprehensive     Comprehensive      Fair
                                                    Price    Income/(Loss)     Income/(Loss)      Value
                                                -----------  --------------   ---------------  -----------
HIGH TIDES III...............................   $   110,592     $   --          $    (192)     $   110,400
                                                -----------     ------          ---------      -----------
  Debt securities............................   $   110,592     $   --          $    (192)     $   110,400
                                                ===========     ======          =========      ===========

4.   Property, Plant and Equipment, Net and Capitalized Interest

     As of September 30, 2004 and December 31, 2003, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

                                                   September 30,   December 31,
                                                       2004           2003
                                                  --------------  -------------
Buildings, machinery, and equipment............   $  16,102,657   $  13,226,310
Oil and gas properties, including pipelines....       1,077,093       1,088,035
Geothermal properties..........................         471,533         460,602
Other..........................................         552,982         234,759
                                                  -------------   -------------
                                                     18,204,265      15,009,706
Less: accumulated depreciation and depletion...      (1,790,363)     (1,388,225)
                                                  -------------   -------------
                                                     16,413,902      13,621,481
Land...........................................          98,922          95,037
Construction in progress.......................       4,107,419       5,762,132
                                                  -------------   -------------
   Property, plant and equipment, net..........   $  20,620,243   $  19,478,650
                                                  =============   =============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at September 30, 2004 (in thousands):

                                                                    Equipment    Project
                                               # of                Included in  Development   Unassigned
                                             Projects     CIP          CIP         Costs      Equipment
                                             --------  ----------  -----------  -----------   ----------
Projects in active construction...........      10     $2,935,248  $1,057,034   $       --    $       --
Projects in advanced development..........      11        671,594     529,475      122,769            --
Projects in suspended development.........       6        455,013     195,818       12,904            --
Projects in early development.............       2             --          --        8,952            --
Other capital projects....................      NA         45,564          --           --            --
Unassigned................................      NA             --          --           --        66,133
                                                       ----------  ----------   ----------    ----------
   Total construction and development costs            $4,107,419  $1,782,327   $  144,625    $   66,133
                                                       ==========  ==========   ==========    ==========

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

     Projects in Active Construction -- The 10 projects in active construction are estimated to come on line from February 2005 to November 2007. These projects will bring on line approximately 4,634 MW of base load capacity (5,244 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. One additional project, Goldendale, totaling 237 MW of base load capacity (271 MW with peaking capacity) that was in active construction at the beginning of the quarter went on line during the quarter. At September 30, 2004, the estimated funding requirements to complete these 10 projects, net of expected project financing proceeds, is approximately $0.4 billion.

     Projects in Advanced Development -- There are 11 projects in advanced development. These projects will bring on line approximately 5,585 MW of base load capacity (6,651 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete. At September 30, 2004, the estimated cost to complete the 11 projects in advanced development is approximately $3.7 billion. The Company's current plan is to commence construction with project financing, once power purchase agreements are arranged.

     Suspended Development Projects -- The Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended, due to current electric market conditions. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 3,458 MW of base load capacity (3,938 MW with peaking capacity). At September 30, 2004, the estimated cost to complete the six projects is approximately $2.1 billion.

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

     Unassigned Equipment -- As of September 30, 2004, the Company had made progress payments on four turbines, one heat recovery steam generator and other equipment with an aggregate carrying value of $66.1 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Capitalized  Interest  --  The  Company  capitalizes  interest  on  capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost" ("SFAS No. 34"), as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)" ("SFAS No. 58"). The Company's qualifying assets include construction in progress, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended September 30, 2004 and 2003, the total amount of interest capitalized was $86.8 million and $98.7 million, respectively, including $9.4 million and $13.0 million, respectively, of interest incurred on funds borrowed for specific construction projects and $77.4 million and $85.7 million, respectively, of interest incurred on general corporate funds used for construction. For the nine months ended September 30, 2004 and 2003, the total amount of interest capitalized was $297.4 million and $333.7 million, respectively, including $43.3 million and $51.4 million, respectively, of interest incurred on funds borrowed for specific construction projects and $254.1 million and $282.3 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three and nine months ended September 30, 2004 reflects the completion of construction for several power plants and the result of the current suspension of certain of the Company's development projects.

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

     Impairment Evaluation -- All projects including those under construction and development and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired.

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

     Acadia Powers Partners, LLC ("Acadia") is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $216.9 million.

     Grays Ferry Cogeneration Partnership ("Grays Ferry") is the owner of a 140-megawatt gas-fired cogeneration facility located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. ("Cogen America"), now called Calpine Cogeneration Corporation, in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company's maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $48.7 million.

     Whitby Energy LLP ("Whitby") is the owner of a 50-megawatt gas-fired cogeneration facility located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. ("Westcoast") in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $35.3 million.

     Androscoggin Energy LLC ("AELLC") is the owner of a 160-megawatt gas-fired cogeneration facility located in Maine and is a joint venture between the Company, Wisvest Corporation and Androscoggin Energy, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC ("SkyGen") in October 2000. The Androscoggin joint venture project was part of the portfolio of assets owned by SkyGen. The Company's maximum potential exposure to loss at September 30, 2004, was limited to $39.0 million, which represents the book value of its investment of approximately $15.9 million and a notes receivable, including accrued but unpaid interest, from AELLC with a carrying value of $23.1 million as described below. See Notes 12 and 15 for a description and an update on litigation involving AELLC.

     On September 2, 2004, the Company completed the sale of its equity investment in the Calpine Natural Gas Trust ("CNGT"). In accordance with SFAS No. 144, "Accounting For the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") the Company's 25 percent equity method investment in the CNGTwas considered part of the larger disposal group and therefore evaluated and accounted for as a discontinued operation. Accordingly, the following tables for investment balance as well as income (loss) from investments do not include the CNGT. However, tables for distributions from investments and related party transactions with equity method affiliates include CNGT through the date of sale, September 2, 2004. See Note 8 for more information on the sale of the Canadian natural gas reserves and petroleum assets.

     The following investments are accounted for under the equity method (in thousands):

                                                                      Ownership        Investment Balance at
                                                                     Interest as    ----------------------------
                                                                         of
                                                                    September 30,   September 30,   December 31,
                                                                        2004            2004            2003
                                                                    -------------   -------------   ------------
Acadia Energy Center...............................................     50.0%       $   216,852     $   221,038
Valladolid III IPP.................................................     45.0%            74,236          67,320
Grays Ferry Power Plant (1)........................................     50.0%            48,659          53,272
Whitby Cogeneration (2)............................................     15.0%            35,349          31,033
Androscoggin Power Plant...........................................     32.3%            15,863          11,823
Aries Power Plant (3)..............................................    100.0%                --          58,205
Other..............................................................        --             1,652           1,459
                                                                                    -----------     -----------
  Total investments in power projects and oil and gas properties...                 $   392,611     $   444,150
                                                                                    ===========     ===========
- ------------

(1) On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Cogen America. As a result of the acquisition, the Company's ownership percentage in the Grays Ferry Power Plant increased to 50%.

(2) Whitby is owned 50% by the Company but a 70% economic interest in the Company's ownership percentage has effectively been transferred to Calpine Power Limited Partnership ("CPLP") through a loan from CPLP to the Company's entity which holds the investment interest in Whitby.

(3) On March 26, 2004, the Company acquired the remaining 50 percent interest in Aries Power Plant. Accordingly, this plant is consolidated as of September 30, 2004.

     The third-party debt on the books of the unconsolidated investments is not reflected on the Company's Consolidated Condensed Balance Sheets. At September 30, 2004, third-party investee debt is approximately $130.1 million. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $45.7 million. However, all such debt is non-recourse to the Company.

     The Company owns a 32.3% interest in the unconsolidated equity method investee AELLC. AELLC has construction debt of $58.6 million outstanding as of September 30, 2004. The debt is non-recourse to the Company (the "AELLC Non-Recourse Financing"). On September 30, 2004, and December 31, 2003, the Company's investment balance was $15.9 million and $11.8 million, respectively, and the carrying value of its notes receivable, including accrued but unpaid interest, from AELLC was $23.1 million and $14.7 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default had occurred under the credit agreement for the AELLC Non-Recourse Financing, because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan by a certain date. AELLC has disputed the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which resulted in a jury verdict for $41 million in favor of IP on November 3, 2004. See Notes 12 and 15 for a further discussion of the IP litigation. The litigation with IP has been a complicating factor in converting the construction debt to long term financing. As a result of these events, the Company reviewed its investment and notes receivable balances and believes that the assets are not impaired.

     The  following  details  the  Company's  income  and   distributions   from
investments in unconsolidated power projects and oil and gas properties (in thousands):

                                                                    Income (Loss) from
                                                                      Unconsolidated
                                                                   Investments in Power
                                                                         Projects
                                                                 and Oil and Gas Properties   Distributions
                                                                 --------------------------   ----------------------
                                                                        For the Nine Months Ended September 30,
                                                                 ---------------------------------------------------
                                                                    2004          2003          2004         2003
                                                                 ----------    ----------    ----------   ----------
Acadia Energy Center..........................................   $   9,490     $  70,990     $  14,438    $  124,613
Aries Power Plant.............................................      (4,265)         (539)           --            --
Grays Ferry Power Plant.......................................      (2,436)       (1,864)           --            --
Whitby Cogeneration...........................................         870           788         1,515            --
Androscoggin Power Plant......................................     (16,680)       (5,409)           --            --
Gordonsville Power Plant (1)..................................          --         4,155            --         1,050
CNGT..........................................................          --            --         6,127            --
Other.........................................................         518           211           183            16
                                                                 ---------     ---------     ---------    ----------
  Total.......................................................   $ (12,503)    $  68,332     $  22,263    $  125,679
                                                                 =========     =========     =========    ==========
Interest income on notes receivable from power projects (2)      $     840     $     252
                                                                 ---------     ---------
  Total.......................................................   $ (11,663)    $  68,584
                                                                 =========     =========
- ------------

The  Company provides for deferred taxes on its share of earnings.

(1) On November 26, 2003, the Company completed the sale of its 50 percent interest in the Gordonsville Power Plant.

(2) Notes receivable from power projects represented an outstanding loan to the Company's investment, AELLC, with carrying values of $23.1 million and $14.7 million, including accrued but unpaid interest, respectively, at September 30, 2004, and December 31, 2003.

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

     The related party  balances  with equity method  affiliates as of September
30, 2004 and December 31, 2003, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions with equity method affiliates for the three and nine months ended September 30, 2004, and 2003, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                          September 30,    December 31,
                                               2004            2003
                                          -------------    ------------
Accounts receivable....................     $     55         $   1,156
Accounts payable.......................        8,056            12,172
Interest receivable....................        2,261             2,074
Note Receivable, principal amount......       20,872            13,262
Other receivables......................       11,137             8,794

                                                             2004        2003
                                                          ---------   ---------
For the Three Months Ended September 30
Cost of Revenue.........................................  $  25,504   $  21,566
Maintenance fee revenue.................................         40         157
Interest income.........................................        347         138

For the Nine Months Ended September 30
Revenue.................................................  $     699   $     455
Cost of Revenue.........................................     89,623      52,649
Maintenance fee revenue.................................        254         460
Interest income.........................................        840         252
Gain on sale of assets..................................      6,240          --

6.   Financing

     On July 1, 2004, the Company exchanged 4.2 million shares of Calpine common stock in privately negotiated transactions for approximately $20.0 million par value of HIGH TIDES I. The repurchased HIGH TIDES are reflected in our balance sheet in other assets as available for sale securities. See Note 3 for more information regarding the Company's available-for-sale securities. See Note 15 for the redemption of HIGH TIDES I and II subsequent to September 30, 2004.

     On August 5, 2004, the Company announced that its newly created entity, Calpine Energy Management, L.P. ("CEM"), entered into a $250.0 million letter of credit facility with Deutsche Bank (rated Aa3/AA-) that expires in October 2005. Deutsche Bank will guarantee CEM's power and gas obligations by issuing letters of credit. Receivables generated through power sales will serve as collateral to support the letters of credit.

     On September 1, 2004, the Company, along with Calpine Natural Gas L.P., completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent ("Bcfe") of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent ("MMcfed") per day of gas. Under the terms of the agreement, the Company received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million. Proceeds derived from this sale were applied as a mandatory paydown, pursuant to covenants governing asset sales, under the Company's First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver.

     On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represent approximately 221 Bcfe of proved reserves, producing approximately 61 MMcfed. Included in this sale was the Company's 25 percent interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 MMcfe of production owned by the Calpine Natural Gas Trust. Under the terms of the agreement, the Company received cash payments of approximately Cdn$825.0 million, or approximately US$625 million, less adjustments of Cdn$15.6 million, on the September 2, 2004, closing date. The Company recorded a pre-tax gain of approximately $100.6 million on the sale of its Canadian assets. A portion of the proceeds derived from this sale were applied as a mandatory paydown under the Company's First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver, at which date the remaining obligations under these loan facilities were fully paid down and related letters of credit cash collateralized.

     On September 30, 2004, the Company established a new $255 million Cash Collateralized Letter of Credit Facility with Bayerische Landesbank, under which all letters of credit previously issued under the $300 million Working Capital Revolver and the $200 million Cash Collateralized Letter of Credit Facility will be transitioned into that new Facility. Upon completion of this transition, all letters of credit presently collateralized with The Bank of Nova Scotia will be terminated.

     On September 30, 2004, the Company closed on $785 million of 9 5/8% First-Priority Senior Secured Notes Due 2014 ("9 5/8% Senior Notes"), offered at 99.212% of par. The 9 5/8% Senior Notes are secured, by substantially all of the assets owned directly by Calpine Corporation, and by the stock of substantially all of its first-tier subsidiaries. Net proceeds from the 9 5/8% Senior Notes offering were used to make open-market purchases of the Company's existing indebtedness and any remaining proceeds will be applied toward further open-market purchases (or redemption) of existing indebtedness and as otherwise permitted by the Company's indentures.

     On September 30, 2004, the Company closed on $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 ("2014 Convertible Notes"), offered at 83.9% of par. The 2014 Convertible Notes will be convertible into cash and into a variable number of shares of Calpine common stock based on a conversion value derived from the conversion price of $3.85 per share. The number of shares to be delivered upon conversion will be determined by the market price of Calpine common shares at the time of conversion. The conversion price of $3.85 per share represents a premium of approximately 23% over The New York Stock Exchange closing price of $3.14 per Calpine common share on September 27, 2004. The 2014 Convertible Notes will pay interest at a rate of 6%, except that in years three, four and five, in lieu of interest, the original principal amount of $839 per note will accrete daily beginning September 30, 2006, to the full principal amount of $1,000 per note at September 30, 2009. Upon conversion of the 2014 Convertible Notes, the Company will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock.

     Net proceeds from the 2014 Convertible Notes offering were used to redeem the Company's HIGH TIDES I and HIGH TIDES II preferred securities on October 20, 2004, (see Note 15 for more information regarding this redemption) and to repurchase other existing indebtedness through open-market and privately negotiated purchases, and as otherwise permitted by the Company's indentures.

     In conjunction with the 2014 Convertible Notes offering, the Company entered into a ten-year Share Lending Agreement with Deutsche Bank AG London ("DB London"), under which the Company loaned DB London 89 million shares of newly issued Calpine common stock (the "loaned shares") in exchange for a loan fee of $.001 per share. The entire 89 million shares were sold by DB London on September 30, 2004, at a price of $2.75 per share in a registered public offering. The Company did not receive any of the proceeds of the public offering. DB London is required to return the loaned shares to the Company no later than the end of the ten-year term of the Share Lending Agreement, or earlier under certain circumstances. Once loaned shares are returned, they may not be re-borrowed under the Share Lending Agreement. Under the Share Lending Agreement, DB London is required to post and maintain collateral in the form of cash, government securities, certificates of deposit, high-grade commercial paper of U.S. issuers or money market shares at least equal to 100% of the market value of the loaned shares as security for the obligation of DB London to return the loaned shares to the Company. This collateral is held in an account at a DB London affiliate. The Company has no access to the collateral unless DB London defaults under its obligations.

     The Company's issuance of 89 million shares of its common stock pursuant to the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, "Accounting for an Accelerated Share Repurchase Program," ("EITF Issue No. 99-7") which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133 and EITF Issue No. 00-19: "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in , a Company's Own Stock," and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Lending Agreement. The transaction was recorded in equity at the fair market value of the Company's common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.

     Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned by the end of the agreement) is required. Further, EITF Issue No. 99-7 indicates that the "treasury stock transaction" would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, the Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation.

     During the three months ended September 30, 2004, the Company repurchased $734.8 million in principal amount of its outstanding Senior Notes, 2023 Convertible Senior Notes and HIGH TIDES III preferred securities in exchange for $553.8 million in cash. The Company recorded a pre-tax gain on these transactions in the amount of $167.2 million, net of write-offs of unamortized deferred financing costs and the unamortized premiums or discounts.

Annual Debt Maturities

    The annual principal repayments or maturities of notes payable and borrowings under lines of credit, notes payable to the Trusts, preferred interests, construction/project financing, 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes"), 2014 Convertible Notes, 2023 Convertible Senior Notes, senior notes and term loans, CCFC I financing, CalGen/CCFC II financing and capital lease obligations, net of unamortized premiums and discounts, as of September 30, 2004, are as follows (in thousands):

October through December 2004 (1)......   $      746,537
2005...................................          482,885
2006...................................          657,529
2007...................................        1,888,584
2008...................................        2,294,280
Thereafter.............................       12,353,265
                                          --------------
  Total................................   $   18,423,080
                                          ==============
- ----------

(1) Includes $636.0 million in the aggregate of HIGH TIDES I and HIGH TIDES II preferred securities that were redeemed subsequent to September 30, 2004. See Note 15 for more information regarding this redemption.

7.   Unrestricted Subsidiaries and Indenture Compliance

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the indentures and credit agreement governing the various tranches of the Company's second-priority secured indebtedness (collectively, the "Second Priority Secured Debt Instruments"). The Company has designated certain of its subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." The Company has designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second Priority Secured Debt Instruments.

     Indenture Compliance -- The Company's various indentures place conditions on the Company's ability to issue indebtedness, including further limitations on the issuance of additional debt if the Company's interest coverage ratio (as defined in the various indentures) is below 2:1. Currently, the Company's interest coverage ratio (as so defined) is below 2:1 and, consequently, the Company's indentures generally would not allow the Company to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by subsidiaries of the Company for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as the Company's interest coverage ratio is below 2:1, the Company's indentures will limit the Company's ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments.

8.   Asset Disposals and Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements as of September 30, 2004 and December 31, 2003:

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

     On September 1, 2004, the Company along with Calpine Natural Gas L.P., a Delaware limited partnership, completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent ("Bcfe") of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent ("Mmcfe") per day of gas. Under the terms of the agreement Calpine received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million.

     On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represent approximately 221 Bcfe of proved reserves, producing approximately 61 Mmcfe. Included in this sale was the Company's 25 percent interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 Mmcfe of production owned by the CNGT. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") the Company's 25% equity method investment in the CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, Calpine received cash payments of approximately Cdn$825.0 million, or approximately US$625 million, less adjustments of Cdn$15.6 million, to reflect a September 2, 2004, closing date. Calpine recorded a pre-tax gain of approximately $100.6 million on the sale of its Canadian assets.

     In connection with the sale of the oil and gas assets in Canada, the Company entered into a seven-year gas purchase agreement beginning on March 31, 2005, and expiring on October 31, 2011, that allows, but does not require, the Company to purchase gas from the buyer at current market index prices. The agreement is not asset specific and can be settled by any production that the buyer has available.

     In connection with the sale of the Rocky Mountain gas reserves, the New Mexico San Juan Basin sales agreement allows for the buyer and the Company to execute a ten-year gas purchase agreement for 100% of the underlying gas production of sold reserves, at market index prices. Any agreement would be subject to mutually agreeable collateral requirements and other customary terms and provisions. As of September 30, 2004, no such gas purchase agreement has been finalized between the Company and the buyer.

     The Company believes that all final terms of the gas purchase agreements described above, are on a market value and arm's length basis. If the Company elects in the future to exercise a call option over production from the disposed components, the Company will consider the call obligation to have been met as if the actual production delivered to the Company under the call was from assets other than those constituting the disposed components.

     Following the sale of oil and gas assets in Canada, $225 million was repatriated to the United States from the net cash proceeds from the sale of the Company's Canadian natural gas reserves and petroleum assets which resulted in an additional U.S. tax liability of approximately $78.8 million in 2004 a portion of which was part of continuing operations. See Note 15 for further discussion concerning this tax expense and the Company's expectation of a partial reduction in the fourth quarter of 2004.

     The Company allocates interest to discontinued operations in accordance with EITF Issue No. 87-24, "Allocation of Interest to Discontinued Operations." The Company includes interest expense on debt which is required to be repaid as a result of a disposal transaction in discontinued operations. Additionally, other interest expense that cannot be attributed to other operations of the Company is allocated based on the ratio of net assets to be sold less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt of the Company, excluding
(a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction and (c) debt that can be directly attributed to other operations of the Company.

     Using the methodology above, the Company allocated interest expense associated with the debt to be repaid as a result of the sale of the Canadian natural gas reserves and petroleum assets as well as other debt related to the Company's operations in the amount of $5.2 million and $17.9 million for the three and nine months ended September 30, 2004, respectively, and $5.9 million and $13.3 million for the three and nine months ended September 30, 2003, respectively.

Electric Generation and Marketing

     On January 15, 2004, the Company completed the sale of its 50-percent undivided interest in the 545-megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority ("LCRA"). Under the terms of the agreement, Calpine received a cash payment of $146.8 million and recorded a pre-tax gain of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, the Company's undivided interest in the Lost Pines facility was classified as "held for sale."

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

     The tables below present significant components of the Company's income from discontinued operations for the three and nine months ended September 30, 2004, and 2003, respectively (in thousands):

                                                                                        Three Months Ended September 30, 2004
                                                                            --------------------------------------------------------
                                                                              Electric       Oil and Gas      Corporate
                                                                             Generation      Production          and
                                                                            and Marketing   and Marketing       Other        Total
                                                                            -------------   -------------   -----------    --------
Total revenue...............................................................$          --   $      7,576    $        --    $  7,576
                                                                            =============   ============    ===========    ========
Gain on disposal before taxes...............................................$          --   $    203,533    $        --    $203,533
Operating loss from discontinued operations before taxes....................           --           (258)            --        (258)
                                                                            -------------   ------------    -----------    --------
Income from discontinued operations before taxes............................$          --   $    203,275    $        --     203,275
                                                                            =============   ============    ===========    ========
Gain on disposal, net of tax................................................$          --   $     62,770    $        --    $ 62,770
Operating loss from discontinued operations, net of tax.....................           --           (219)            --        (219)
                                                                            -------------   ------------    -----------    --------
Income from discontinued operations, net of tax.............................$          --   $     62,551    $        --    $ 62,551
                                                                            =============   ============    ===========    ========
                                                                                        Three Months Ended September 30, 2003
                                                                            --------------------------------------------------------
                                                                              Electric       Oil and Gas      Corporate
                                                                             Generation      Production          and
                                                                            and Marketing   and Marketing       Other        Total
                                                                            -------------   -------------   -----------    --------
Total revenue...............................................................$      19,238   $     11,301    $        --    $ 30,539
                                                                            =============   ============    ===========    =======
Loss on disposal before taxes...............................................$          --   $         --    $    (8,277)   $ (8,277)
Operating income (loss) from discontinued operations before taxes...........        2,144           (341)         6,372       8,175
                                                                            -------------   -------------   -----------    --------
Income (loss) from discontinued operations before taxes.....................$       2,144   $       (341)   $    (1,905)   $   (102)
                                                                            =============   ============    ===========    ========
Loss on disposal, net of tax................................................$          --   $         --    $    (5,130)   $ (5,130)
Operating income (loss) from discontinued operations, net of tax............        1,393           (185)         4,003       5,211
                                                                            -------------   ------------    -----------    --------
Income (loss) from discontinued operations, net of tax......................$       1,393   $       (185)   $    (1,127)   $     81
                                                                            =============   ============    ===========    ========
                                                                                        Nine Months Ended September 30, 2004
                                                                            --------------------------------------------------------
                                                                              Electric       Oil and Gas      Corporate
                                                                             Generation      Production          and
                                                                            and Marketing   and Marketing       Other        Total
                                                                            -------------   -------------   -----------    --------
Total revenue...............................................................$       2,679   $     28,442    $        --    $ 31,121
                                                                            =============   ============    ===========    ========
Gain on disposal before taxes...............................................$      35,327   $    207,120    $        --    $242,447
Operating income from discontinued operations before taxes..................          180          3,090             --       3,270
                                                                            -------------   ------------    -----------    --------
Income from discontinued operations before taxes............................$      35,507   $    210,210    $        --     245,717
                                                                            =============   ============    ===========    ========
Gain on disposal, net of tax................................................$      22,951   $     64,952    $        --    $ 87,903
Operating income from discontinued operations, net of tax...................          104          1,920             --       2,024
                                                                            -------------   ------------    -----------    --------
Income from discontinued operations, net of tax.............................$      23,055   $     66,872    $        --    $ 89,927
                                                                            =============   ============    ===========    ========
                                                                                        Nine Months Ended September 30, 2003
                                                                            --------------------------------------------------------
                                                                              Electric       Oil and Gas      Corporate
                                                                             Generation      Production          and
                                                                            and Marketing   and Marketing       Other        Total
                                                                            -------------   -------------   ------------   ---------
Total revenue............................................................   $      58,298   $     37,964    $        --    $ 96,262
                                                                            =============   ============    ===========    ========
Loss on disposal before taxes............................................   $          --   $         --    $   (11,571)   $ 11,571)
Operating income (loss) from discontinued operations before taxes........           5,308         21,853         (6,917)     20,244
                                                                            -------------   ------------    -----------    --------
Income (loss) from discontinued operations before taxes..................   $       5,308   $     21,853    $   (18,488)   $  8,673
                                                                            =============   ============    ===========    ========
Loss on disposal, net of tax.............................................   $          --   $         --    $    (7,172)   $ (7,172)
Operating income (loss) from discontinued operations, net of tax.........           3,449         13,372         (4,099)     12,722
                                                                            -------------   ------------    -----------    --------
Income (loss) from discontinued operations, net of tax...................   $       3,449   $     13,372    $   (11,271)   $  5,550
                                                                            =============   ============    ===========    ========

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

Interest Rate and Currency Derivative Instruments

     The Company also enters into various interest rate swap agreements to hedge against changes in floating interest rates on certain of its project financing facilities and to adjust the mix between fixed and floating rate debt in its capital structure to desired levels. Certain of the interest rate swap agreements effectively convert floating rates into fixed rates so that the Company can predict with greater assurance what its future interest costs will be and protect itself against increases in floating rates.

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

Summary of Derivative Values

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at September 30, 2004, for the Company's derivative instruments:

                                                                                 Commodity
                                                   Interest Rate   Currency      Derivative      Total
                                                    Derivative     Derivative   Instruments    Derivative
                                                    Instruments   Instruments       Net       Instruments
                                                    -----------   -----------   -----------   -----------
Current derivative assets.......................    $    2,711   $        --    $   414,219   $   416,930
Long-term derivative assets.....................            --            --        587,000       587,000
                                                    ----------   -----------    -----------   -----------
  Total assets..................................    $    2,711   $        --    $ 1,001,219   $ 1,003,930
                                                    ==========   ===========    ===========   ===========
Current derivative liabilities..................    $   28,892   $    12,897    $   482,236   $   524,025
Long-term derivative liabilities................        64,815            --        576,465       641,280
                                                    ----------   -----------    -----------   -----------
  Total liabilities.............................    $   93,707   $    12,897    $ 1,058,701   $ 1,165,305
                                                    ==========   ===========    ===========   ===========
    Net derivative liabilities..................    $   90,996   $    12,897    $    57,482   $   161,375
                                                    ==========   ===========    ===========   ===========

     Of the Company's net derivative position, $321.3 million and $61.3 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM and, as discussed more fully in
Note 2, the Company records the derivative assets of PCF in its balance sheet.

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

     Below is a reconciliation of the Company's net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at September 30, 2004 (in thousands):

Net derivative liabilities.......................................................................  $   (161,375)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness..............       (59,703)
Cash flow hedges terminated prior to maturity....................................................       (83,766)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges......        89,107
Accumulated OCI from unconsolidated investees....................................................        35,947
                                                                                                   ------------
Accumulated other comprehensive loss from derivative instruments, net of tax(1)..................  $   (179,790)
                                                                                                   ============
- ------------

(1) Amount represents one portion of the Company's total accumulated OCI balance. See Note 10 for further information.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)" ("FIN 39"). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of September 30, 2004.

                                                       September 30, 2004
                                                   ---------------------------
                                                        Gross           Net
                                                   -------------   -----------
Current derivative assets.......................   $   1,035,550   $   414,219
Long-term derivative assets.....................       1,207,141       587,000
                                                   -------------   -----------
  Total derivative assets.......................   $   2,242,691   $ 1,001,219
                                                   =============   ===========
Current derivative liabilities..................   $   1,103,567   $   482,236
Long-term derivative liabilities................       1,196,606       576,465
                                                   -------------   -----------
  Total derivative liabilities..................   $   2,300,173   $ 1,058,701
                                                   =============   ===========
    Net commodity derivative liabilities........   $     (57,482)  $   (57,482)
                                                   =============   ===========

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of unrealized mark-to-market gains (losses) on the Company's pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

                                                                  Three Months Ended September 30,
                                   ----------------------------------------------------------------------------------------

                                                         2004                                         2003
                                   -------------------------------------------   ------------------------------------------
                                        Hedge        Undesignated                     Hedge        Undesignated
                                   Ineffectiveness   Derivatives      Total      Ineffectiveness    Derivatives     Total
                                   ---------------   ------------   ----------   ---------------   ------------   ---------
Natural gas derivatives(1).......      $   777        $  (8,508)    $  (7,731)      $ (4,370)       $  10,562     $  6,192
Power derivatives(1).............        1,142          (17,173)      (16,031)          (115)         (17,007)     (17,122)
Interest rate derivatives(2).....        2,369               --         2,369           (262)              --         (262)
Currency derivatives.............           --          (12,897)      (12,897)            --               --          --
                                       -------        ---------     ---------       ---------       ----------    -------
  Total..........................      $ 4,288        $ (38,578)    $ (34,290)      $ (4,747)       $  (6,445)    $(11,192)
                                       =======        =========     =========       ========        =========     ========

                                                                  Nine Months Ended September 30,
                                   ----------------------------------------------------------------------------------------

                                                         2004                                         2003
                                   -------------------------------------------   ------------------------------------------
                                        Hedge        Undesignated                     Hedge        Undesignated
                                   Ineffectiveness   Derivatives      Total      Ineffectiveness    Derivatives     Total
                                   ---------------   ------------   ----------   ---------------   ------------   ---------
Natural gas derivatives(1).......      $ 6,540        $ (11,610)    $  (5,070)      $  3,810        $  12,140     $ 15,950
Power derivatives(1).............        1,268          (53,818)      (52,550)        (4,753)         (30,118)     (34,871)
Interest rate derivatives(2).....        1,421            6,035         7,456           (746)              --         (746)
Currency derivatives.............           --          (12,897)      (12,897)            --               --           --
                                       -------        ---------     ---------       --------        ---------     --------
  Total..........................      $ 9,229        $ (72,290)    $ (63,061)      $ (1,689)       $ (17,978)    $(19,667)
                                       =======        =========     =========       ========        =========     ========
- ------------

(1) Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)  Recorded within Other Income

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

                                          Three Months Ended September 30,
                                          --------------------------------
                                               2004            2003
                                          --------------    --------------
Natural gas and crude oil derivatives.....  $   (1,746)       $     (127)
Power derivatives.........................     (26,975)          (30,710)
Interest rate derivatives.................      (1,320)           (4,166)
Foreign currency derivatives..............        (501)             (740)
                                            ----------        ----------
  Total derivatives.......................  $  (30,542)       $  (35,743)
                                            ==========        ==========

                                          Nine Months Ended September 30,
                                          --------------------------------
                                               2004            2003
                                          --------------    --------------
Natural gas and crude oil derivatives..... $    23,487        $   32,037
Power derivatives.........................     (69,998)          (86,260)
Interest rate derivatives.................     (11,286)          (18,259)
Foreign currency derivatives..............      (1,513)           11,089
                                           -----------        ----------
  Total derivatives....................... $   (59,310)       $  (61,393)
                                           ===========        ==========

     As of September 30, 2004 the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 7 and 12.5 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $193.2 million would be reclassified from accumulated OCI into earnings during the twelve months ended September 30, 2005, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time.

                                                                                  2009 &
                             2004        2005       2006       2007      2008      After       Total
                           ---------  ----------  ---------  --------  --------  ---------  ---------
Gas OCI.................   $ 31,928   $ 49,610    $ 65,916   $ 8,420   $   885   $  1,257   $ 158,016
Power OCI...............    (53,933)   (202,441)   (77,856)   (3,046)     (339)       106    (337,509)
Interest rate OCI.......     (7,771)    (28,581)   (13,563)   (8,068)   (4,097)   (21,713)    (83,793)
Foreign currency OCI....       (359)     (1,863)    (1,863)   (1,472)      (54)        --      (5,611)
                           --------   ---------   --------   -------   -------   --------   ---------
  Total pre-tax OCI.....   $(30,135)  $(183,275)  $(27,366)  $(4,166)  $(3,605)  $(20,350)  $(268,897)
                           ========   =========   ========   =======   =======   ========   =========

10.  Comprehensive Income (Loss)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company's net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The
Company reports Accumulated Other Comprehensive Income ("AOCI") in its Consolidated Balance Sheet. The tables below detail the changes during the nine months ended September 30, 2004 and 2003, in the Company's AOCI balance and the components of the Company's comprehensive income (in thousands):

                                                                                                                       Comprehensive
                                                                                                                       Income (Loss)
                                                                                                            Total     for the Three
                                                                                                         Accumulated   Months Ended
                                                                                 Available-    Foreign      Other    March 31, 2004,
                                                                       Cash Flow  for-Sale    Currency  Comprehensive June 30, 2004,
                                                                        Hedges   Investments Translation   Income            and
                                                                                                                       September 30,
                                                                                                                             2004
                                                                     ----------- -----------  ---------- ------------  -------------
Accumulated other comprehensive income (loss) at January 1, 2004.    $ (130,419) $       --   $ 187,013     $  56,594
Net loss for the three months ended March 31, 2004...............                                                         $ (71,192)
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges before
     reclassification adjustment during the three months ended
     March 31, 2004..............................................         4,426
    Reclassification adjustment for loss included in net loss for
     the three months ended March 31, 2004.......................        15,863
    Income tax provision for the three months ended March 31, 2004       (7,224)
                                                                     ----------
                                                                         13,065                               13,065         13,065
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for the three
     months ended March 31, 2004.................................                   19,526
    Income tax provision for the three months ended March 31, 2004                  (7,709)
                                                                                 ---------
                                                                                    11,817                    11,817         11,817
    Foreign currency translation gain for the three months ended
     March 31, 2004..............................................                                2,078         2,078          2,078
                                                                     ----------              ---------     ---------      ---------
Total comprehensive loss for the three months ended March 31, 2004                                                        $ (44,232)
                                                                                                                          =========
Accumulated other comprehensive income (loss) at March 31, 2004..    $ (117,354) $  11,817   $ 189,091     $  83,554
                                                                     ==========  =========   =========     =========
Net loss for the three months ended June 30, 2004................                                                         $ (28,698)
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges before
     reclassification adjustment during the three months ended
     June 30, 2004...............................................       (54,414)
    Reclassification adjustment for loss included in net loss for
     the three months ended June 30, 2004........................        12,905
    Income tax benefit for the three months ended June 30, 2004..        13,369
                                                                     ----------
                                                                        (28,140)                             (28,140)       (28,140)
  Available-for-sale investments:
    Pre-tax loss on available-for-sale investments for the three months ended
     June 30, 2004...............................................                  (19,762)
    Income tax benefit for the three months ended June 30, 2004..                    7,802
                                                                                 ---------
                                                                                   (11,960)                  (11,960)       (11,960)
    Foreign currency translation loss for the three months ended
     June 30, 2004...............................................                              (21,399)      (21,399)       (21,399)
                                                                     ----------              ---------     ---------      ---------
Total comprehensive loss for the three months ended June 30, 2004                                                           (90,197)
                                                                                                                          ---------
Total comprehensive loss for the six months ended June 30, 2004..                                                         $(134,429)
                                                                                                                          =========
Accumulated other comprehensive income (loss) at June 30, 2004...    $ (145,494) $    (143)  $ 167,692     $  22,055
                                                                     ==========  =========   =========     =========
Net income for the three months ended September 30, 2004                                                                  $  15,019
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges before
     reclassification
     adjustment during the three months ended September 30, 2004.    $  (76,611)
    Reclassification adjustment for loss included in net income for the
     three months ended September 30, 2004.......................        30,542
    Income tax benefit for the three months ended September 30,
     2004........................................................        11,773
                                                                     ----------                            ---------
                                                                        (34,296)                             (34,296)       (34,296)
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for the three months
     ended September 30, 2004....................................                    6,183
    Income tax provision for the three months ended September 30,
     2004........................................................                   (2,427)
                                                                                 ---------
                                                                                     3,756                     3,756          3,756
    Foreign currency translation gain for the three months ended
     September 30, 2004..........................................                               24,941        24,941         24,941
                                                                     ----------              ---------     ---------      ---------
Total comprehensive income for the three months ended September
  30, 2004.......................................................                                                             9,420
                                                                                                                          ---------
Total comprehensive loss for the nine months ended September 30,
  2004...........................................................                                                         $(125,009)
                                                                                                                          =========
Accumulated other comprehensive income (loss) at September 30,
  2004...........................................................    $ (179,790) $   3,613   $ 192,633     $  16,456
                                                                     ==========  =========   =========     =========

                                                                                                                       Comprehensive
                                                                                                                       Income (Loss)
                                                                                                                       for the Three
                                                                                                            Total       Months Ended
                                                                                                         Accumulated March 31, 2003,
                                                                                                            Other     June 30, 2003,
                                                                                               Foreign Comprehensive         and
                                                                                 Cash Flow    Currency     Income      September 30,
                                                                                  Hedges     Translation   (Loss)           2003
                                                                              ------------- -------------------------- -------------
Accumulated other comprehensive loss at January 1, 2003....................   $   (224,414) $   (13,043) $   (237,457)
Net loss for the three months ended March 31, 2003.........................                                              $  (52,016)
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges before reclassification
     adjustment during the three months ended March 31, 2003...............         27,827
    Reclassification adjustment for loss included in net loss for the
     three months ended March 31, 2003.....................................         14,249
    Income tax provision for the three months ended March 31, 2003.........        (10,927)
                                                                              ------------
                                                                                    31,149                     31,149         31,149
    Foreign currency translation gain for the three months ended March 31,
     2003..................................................................              --       84,062        84,062        84,062
                                                                              -------------  -----------  ------------    ----------
Total comprehensive income for the three months ended March 31, 2003.......                                              $    63,195
                                                                                                                         ===========
Accumulated other comprehensive income (loss) at March 31, 2003............   $   (193,265) $    71,019  $   (122,246)
                                                                              ============  ===========  ============
Net loss for the three months ended June 30, 2003..........................                                              $  (23,366)
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges before reclassification
     adjustment during the three months ended June 30, 2003................         47,892
    Reclassification adjustment for loss included in net loss for the
     three months ended June 30, 2003......................................         11,401
    Income tax provision for the three months ended June 30, 2003..........        (28,790)
                                                                              ------------
                                                                                    30,503                     30,503         30,503
    Foreign currency translation gain for the three months ended
     June 30, 2003.........................................................              --       63,494        63,494        63,494
                                                                              -------------  -----------  ------------    ----------
Total comprehensive income for the three months ended June 30, 2003........                                                   70,631
                                                                                                                         -----------
Total comprehensive income for the six months ended June 30, 2003..........                                              $   133,826
                                                                                                                         ===========
Accumulated other comprehensive income (loss) at June 30, 2003                $   (162,762) $   134,513  $    (28,249)
                                                                              ============  ===========  ============
Net income for the three months ended September 30, 2003                                                                 $   237,782
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges before reclassification
     adjustment during the three months ended September 30, 2003...........   $     17,732
    Reclassification adjustment for loss included in net income for the
     three months ended September 30, 2003.................................         35,743
    Income tax provision for the three months ended September 30, 2003.....        (20,100)
                                                                              ------------
                                                                                    33,375            --        33,375        33,375
    Foreign currency translation loss for the three months ended
     September 30, 2003....................................................              --       (2,044)       (2,044)      (2,044)
                                                                              -------------  -----------  ------------    ----------
Total comprehensive income for the three months ended
  September 30, 2003.......................................................                                              $   269,113
                                                                                                                         ===========
Total comprehensive income for the nine months ended
  September 30, 2003.......................................................                                              $   402,939
                                                                                                                         ===========
Accumulated other comprehensive income (loss) at September 30, 2003........   $   (129,387) $   132,469  $      3,082
                                                                              ============  =========== =============

11.  Earnings (Loss) per Share

     Basic earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the respective periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax distribution expense avoided upon conversion. The calculation of basic and diluted earnings (loss) per common share is shown in the following table (in thousands, except per share data).

                                                                            Periods Ended September 30,
                                                                         2004                           2003
                                                              --------------------------     --------------------------------
                                                                          Weighted                       Weighted
                                                              Net Income  Average                        Average
                                                                (Loss)     Shares      EPS   Net Income   Shares      EPS
    THREE MONTHS:
    Basic earnings (loss) per common share:
    Income (loss) before discontinued operations and
      cumulative effect of a change in accounting principle   $ (47,532)   444,380   $  (0.11)  $ 237,701    388,161  $   0.61
    Discontinued operations, net of tax...................       62,551          --      0.14        81          --        --
    Cumulative effect of a change in accounting principle,
      net of tax..........................................            --          --        --          --        --        --
                                                              ----------  ----------  --------  ----------  ----------  --------
        Net income........................................    $  15,019    444,380  $   0.03   $ 237,782      388,161     $   0.61
                                                              =========  =========  ========   =========    =========     ========
    Diluted earnings per common share:
    Common shares issuable upon exercise of stock  options
      using treasury stock method.........................                       --                          6,789
                                                                            -------                         ------
    Income before dilutive effect of certain convertible
      securities, discontinued operations and cumulative
      effect of a change in accounting principle..........     $ (47,532)  444,380     $ (0.11 )  $237,701   394,950     $  0.60
    Dilutive effect of certain convertible securities.....             --         --        --      17,788   106,844       (0.09)
    Income before discontinued operations and cumulative
      effect of a change in accounting principle..........       (47,532)  444,380       (0.11 ) 255,489     501,794        0.51
    Discontinued operations, net of tax...................        62,551         --        0.14       81         --           --
    Cumulative effect of a change in accounting principle,
      net of tax..........................................             --         --         --          --         --         --
                                                               ----------    -------     ------   ---------    -------   --------
        Net income........................................     $  15,019    444,380    $  0.03   $255,570    501,794      $  0.51
                                                               =========    =======    =======   ========    =======      =======


                                                                            Periods Ended September 30,
                                                                          2004                          2003
                                                              ---------------------------    ---------------
                                                                          Weighted                       Weighted
                                                               Net Income  Average                       Average
                                                                 (Loss)     Shares     EPS   Net Income   Shares      EPS
    NINE MONTHS:
    Basic earnings (loss) per common share:
    Income (loss) before discontinued operations and
      cumulative effect of a change in accounting principle   $ (174,798)   425,682 $  (0.41)$ 156,321  383,447    $   0.41
    Discontinued operations, net of tax...................        89,927          --     0.21     5,550        --       0.01
    Cumulative effect of a change in accounting principle,
      net of tax..........................................             --          --       --      529        --         --
                                                              -----------    -------- --------  -------   --------   --------
        Net income (loss).................................    $  (84,871)   425,682 $  (0.20)$ 162,400  383,447    $   0.42
                                                              ===========   ======= ======== =========  =======    ========
    Diluted earnings per common share:
    Common shares issuable exercise of stock options using
      treasury stock method...............................                        --                          5,175
                                                                             -------                        -------
    Income before dilutive effect of certain convertible
      securities, discontinued operations and cumulative
      effect of a change in accounting principle..........     $(174,798)   425,682   $   (0.41)   $156,321    388,622  $  0.40
    Dilutive effect of certain convertible securities.....             --          --       --      32,368     83,607       --
    Income before discontinued operations and cumulative
      effect of a change in accounting principle..........      (174,798)   425,682      (0.41)    188,689    472,229      0.40
    Discontinued operations, net of tax...................        89,927          --       0.21      5,550          --     0.01
    Cumulative effect of a change in accounting principle,
      net of tax..........................................             --          --        --        529          --      --
                                                               ----------     -------  --------   --------    --------   -----
    Net income............................................     $ (84,871)    425,682 $   (0.20)   $194,768    472,229  $   0.41
                                                               =========     =======      ====    ========    =======      ====

     The Company incurred losses before discontinued operations and cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2004. As a result, basic shares were used in the calculations of fully diluted loss per share for these periods, under the guidelines of SFAS No. 128, "Earnings per Share," ("SFAS No. 128") as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase a weighted average of 55,072,925 shares of the Company's common stock were not included in the computation of diluted shares outstanding during the nine months ended September 30, 2004, because such inclusion would be antidilutive. Potentially convertible securities and unexercised employee stock options to purchase a weighted average of 41,996,117 shares of the Company's common stock were not included in the computation of diluted shares outstanding during the nine months ended September 30, 2003, because such inclusion would be antidilutive.

     For the three and nine months ended September 30, 2004, approximately 4.0 million and 10.6 million weighted common shares of the Company's outstanding 2006 Convertible Senior Notes were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.

     In connection with the convertible notes payable to Calpine Capital Trust ("Trust I"), Calpine Capital Trust II ("Trust II") and Calpine Capital Trust III ("Trust III"), net of repurchases, there were 13.6 million, 11.1 million and
11.9 million weighted average common shares potentially issuable, respectively, that were excluded from the diluted EPS calculation for the three months ended September 30, 2004. For the nine month period then ended, respectively, there were 15.4 million, 13.1 million, and 11.9 million potentially issuable weighted shares that were excluded from the EPS calculation as their inclusion would be antidilutive. These notes are convertible at any time at the applicable holder's option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing. All of the convertible preferred securities issued by Trust I and Trust II were redeemed after September 30, 2004. In addition, $115.0 million of the convertible preferred securities issued by Trust III were repurchased on September 30, 2004, in a privately negotiated transaction. See
Note 15 for a discussion of the redemption of the convertible preferred securities issued by Trust I and Trust II.

     For the three and nine months ended September 30, 2004, there were no shares potentially issuable with respect to the Company's 2023 Convertible Senior Notes. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under the prescribed definition exceeds 120% of $6.50 per share, i.e. $7.80 per share), these securities are convertible at the holder's option for cash for the face amount and shares of the Company's common stock for the appreciated value in the Company's common stock over $6.50 per share. Holders have the right to require the Company to repurchase the 2023 Convertible Senior Notes at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem the 2023 Convertible Senior Notes at any time on or after November 22, 2009, in cash for the face amount plus any accrued and unpaid interest and liquidated damages. Approximately 138.4 million maximum potential shares are issuable upon conversion of the 2023 Convertible Senior Notes and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company's quarter end stock price being under $7.80.

     For the three and nine months ended September 30, 2004, there were no shares potentially issuable with respect to the Company's 2014 Convertible Notes. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under the prescribed definition exceeds 120% of $3.85 per share, i.e. $4.62 per share), these securities are convertible at the holder's option for cash for the face amount and shares of the Company's common stock for the appreciated value in the Company's common stock over $3.85 per share. Holders may also surrender the 2014 Convertible Notes for conversion into cash and shares of the Company's common stock prior to the maturity date at any time following September 30, 2013. Upon conversion of the 2014 Convertible Notes, the Company will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock. Approximately 191.2 million maximum potential shares are issuable upon conversion of these securities and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company's quarter end stock price being under $4.62.

     The Company's issuance of 89 million shares of its common stock pursuant to the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, "Accounting for an Accelerated Share Repurchase Program," ("EITF Issue No. 99-7") which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133, and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Loan Agreement. We recorded the transaction in equity at the fair market value of the Calpine common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.

     Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned at the end of the arrangement) is required. Further, EITF Issue No. 99-7 indicates that the "treasury stock transaction" would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, the Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation. See Note 6 for more information regarding the loan of the 89 million shares.

12.  Commitments and Contingencies

     Turbines. The table below sets forth future turbine payments, net of expected project financing proceeds, for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the remaining three turbines to be delivered as well as payment required for the potential cancellation costs of the remaining 39 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 39 turbines.

                                                             Units to
              Year                                Total    Be Delivered
- -------------------------------------------    ----------  ------------
                                                   (In thousands)

October through December 2004..............    $   33,870         2
2005.......................................         7,932         1
2006.......................................           190        --
                                               ----------     -----
  Total....................................    $   41,992         3
                                               ==========     =====

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

     Securities Class Action Lawsuits. Since March 11, 2002, 14 shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court for the Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta
v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these 11 actions are virtually identical--they are filed by three law firms, in conjunction with other law firms as co-counsel. All 11 lawsuits are purported class actions on behalf of purchasers of Calpine's securities between January 5, 2001 and December 13, 2001.

     The complaints in these 14 actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002, (the "Ser action"). The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes Due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine's financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All 15 of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the Securities Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before the Company's response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and Section 15 of the Securities Act relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.

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

     On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff's Section 11 claim was barred by the applicable one-year statute of limitations. On February 4, 2004, the judge denied the Company's motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. The Company filed its answer to the third amended complaint on February 23, 2004.

     In a separate order dated February 4, 2004, the court denied without prejudice Mr. Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff, which motion was granted on May 14, 2004.

     In July 2004 the court issued an order for pretrial preparation establishing a trial date on November 7, 2005. On August 31, 2004, Calpine filed a motion for summary judgment, which was denied on November 3, 2004. Discovery is under way. The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in state superior court of San Diego County, California. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of Calpine's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding Calpine's financial condition in violation of Sections 11, 12 and 15 of the Securities Act. The Hawaii action relies in part on Calpine's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief.

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

     On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining the Company's motion to dismiss on the issue of plaintiff's standing. The court found that plaintiff had not shown that it had purchased Calpine stock "traceable" to the April 2002 equity offering. The court overruled the Company's motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004 ruling.

     On February 20, 2004, plaintiff filed an amended complaint, and in late March 2004 the Company and the individual defendants filed answers to this complaint. On April 9, 2004, the Company and the individual defendants filed motions to transfer the lawsuit to Santa Clara County Superior Court, which motions were granted on May 7, 2004. Limited document production has taken place. Negotiations have been taking place between counsel and further production of documents will occur once the court enters a protective order governing the use of confidential information in this action. The Company considers this lawsuit to be without merit and intends to continue to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine filed its response, in the form of a motion to dismiss, on or about August 13, 2004. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

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

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Following two settlement conferences, on or about May 21, 2004, Calpine and the Trustee entered into a Settlement Agreement, whereby Calpine agreed to pay $5.85 million, which was approved by the Bankruptcy Court on June 16, 2004. On October 15, 2004, the preference lawsuit was dismissed with prejudice, given that Calpine had made the final settlement payment prior to that date. Additionally, the Trustee returned the original Stipulated Judgment to Calpine. Therefore, this matter has been fully concluded.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties arising out of an amended Energy Services Agreement ("ESA") by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The steam price paid by IP under the ESA is derived from AELLC's cost of gas under its gas supply agreements. The Company acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

     In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC's amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary  judgment motion  pertaining to damages.  In short, the court:
(i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). See Note 15 for an update of this case.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center ("Oneta"), which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine's actions have reduced the profits from Oneta plant thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest) is currently outstanding and past due. The note is collateralized by Panda's carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. The company filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. On August 17, 2004, the case was transferred to a different judge, which will likely delay the ruling on the motion to dismiss. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers Panda's lawsuit to be without merit and intends to defend vigorously against it. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against 20 energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company also has been named in eight other similar complaints for violations of Section 17200. All eight cases were removed from the various state courts in which they were originally filed to federal court for pretrial proceedings with other cases in which the Company is not named as a defendant. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs have appealed.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other
Section 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources.

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other Section 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. The Company anticipates filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. FERC dismissed the complaint in an order issued on June 26, 2003, and subsequently denied rehearing of that order. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit.

     Transmission  Service  Agreement  with Nevada Power  Company.  On March 16,
2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements ("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman's Fund Insurance Company ("FFIC"). The Centennial Project
involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") is scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement ("PPA") with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of certain costs incurred by NPC in connection with the second phase of the project (approximately $4.5 million in total to date) among the three customers to be served. At this time, Calpine is unable to predict the final outcome of this proceeding or its impact on Calpine.

     The bond issued by FFIC, by its terms, expired on May 1, 2004. On or about April 27, 2004, NPC asserted to FFIC that Calpine had committed a default under the bond by failing to agree to renew or replace the bond upon its expiration and made demand on FFIC for the full amount of the surety bond, $33,333,333. On April 29, 2004, FFIC filed a complaint for declaratory relief in state superior court of Marin County, California in connection with this demand. If FFIC is successful in its petition, it will be entitled to recover its costs associated with bringing this action.

     FFIC's superior court complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court were to determine that FFIC does have an obligation to make payment, FFIC asked that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine filed an answer denying the allegations of the complaint and asserting affirmative defenses, including that it has fully performed its obligations under the TSA and surety bond. NPC filed a motion to quash service for lack of personal jurisdiction in California.

     On September 3, 2004, the superior court granted NPC's motion, and NPC was dismissed from the proceeding. Subsequently, FFIC agreed to dismiss the complaint as to Calpine. On September 30, 2004 NPC filed a complaint in state district court of Clark County, Nevada against Calpine, Moapa Energy Center, LLC, FFIC and unnamed parties alleging, among other things, breach by Calpine of its obligations under the TSA and breach by FFIC of its obligations under the surety bond. At this time, Calpine is unable to predict the outcome of this proceeding.

     Calpine Canada Natural Gas Partnership v. Enron Canada Corp. On February 6, 2002, Calpine Canada Natural Gas Partnership ("Calpine Canada") filed a complaint in the Alberta Court of Queens Branch alleging that Enron Canada Corp. ("Enron Canada") owed it approximately US$1.5 million from the sale of gas in connection with two Master Firm gas Purchase and Sale Agreements. To date, Enron Canada has not sought bankruptcy relief and has counterclaimed in the amount of US$18 million. Discovery is currently in progress, and the Company believes that Enron Canada's counterclaim is without merit and intends to vigorously defend against it.

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company ("NESCO"). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to ensure payment of these fees.

     Calpine Energy Services v. Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia Power Partners, LLC ("APP") which company owns the Acadia Energy Center near Eunice, Louisiana (the "Facility"). A Cleco Corp subsidiary owns the remaining 50% of APP. Calpine Energy Services, LP ("CES") is the purchaser under two power purchase agreements with APP, which agreements entitle CES to all of the Facility's capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and APP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions APP disagrees. Accordingly, the parties are engaging in the initial alternative dispute resolution steps set forth in the power purchase agreements. It is possible that the dispute will result in binding arbitration pursuant to the agreements if a settlement is not reached. In addition, CES and APP are discussing certain billing calculation disputes, which relate to operating efficiency. The period of time for these disputes is also at issue, and could range from six months to June 2002 (commercial operation date of plant). It is expected that the parties will be able to resolve these disputes, and that APP will owe CES approximately $800,000 to $2.5 million.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

13.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company's long-range objective to produce from its own natural gas reserves ("equity gas") at a level of up to 25% of its fuel consumption requirements. The Company's oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's segments are electric generation and marketing, oil and gas production and marketing, and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's oil and gas operations. Corporate activities and other consists primarily of financing activities, the Company's specialty data center engineering business, which was divested in the third quarter of 2003 and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

                                                   Electric            Oil and Gas
                                                  Generation           Production
                                                 and Marketing        and Marketing     Corporate and Other         Total
                                            ----------------------  ------------------  -------------------  ----------------------
                                               2004        2003       2004      2003      2004      2003       2004         2003
                                            ----------  ----------  --------  --------  --------  ---------  ----------  ----------
                                                                                (In thousands)
For the three months ended September 30,
  Total revenue from external customers...  $2,526,955  $2,630,430  $ 17,687  $ 16,578  $ 12,558  $   9,580  $2,557,200  $2,656,588
  Intersegment revenue....................          --          --    45,833    63,520        --         --      45,833      71,078
  Segment profit/(loss) before provision
   for income taxes.......................       9,629     211,015   (19,609)   21,986     29,788     46,010      19,808     279,011
  Equipment cancellation and impairment
   cost...................................       7,820         632        --        --        --         --       7,820         632

                                                   Electric            Oil and Gas
                                                  Generation           Production
                                                 and Marketing        and Marketing     Corporate and Other         Total
                                            ----------------------  ------------------  -------------------  ----------------------
                                               2004        2003       2004      2003      2004      2003       2004         2003
                                            ----------  ----------  --------  --------  --------  ---------  ----------  ----------
                                                                                (In thousands)
For the nine months ended September 30,
  Total revenue from external customers...  $6,799,228  $6,891,958  $ 47,472  $ 45,394  $ 47,006  $  24,083  $6,893,706  $6,961,435
  Intersegment revenue....................          --          --   157,738   228,669        --         --     157,738     246,200
  Segment profit/(loss) before provision
   for income taxes.......................    (426,557)    206,390     6,886    62,294   162,918   (101,287)   (256,753)    167,397
  Equipment cancellation and impairment cost    10,187      19,940        --        --        --         --      10,187      19,940

                             Electric       Oil and Gas     Corporate,
                            Generation       Production     Other and
                           and Marketing   and Marketing   Eliminations       Total
                           -------------   -------------   ------------   ------------
                                                (In thousands)
Total assets:
  September 30, 2004.....  $  24,811,792   $   1,011,337   $  2,607,790   $ 28,430,919
  December 31, 2003......  $  24,067,448   $   1,797,755   $  1,438,729   $ 27,303,932

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

     On December 12, 2002, the Administrative Law Judge ("ALJ") issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company has fully reserved the amount of refund liability that by its analysis would potentially be owed under the refund calculation clarification in the March 26 Order. The final determination of the refund liability is subject to further FERC proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on the Company's business is uncertain at this time.

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission ("CPUC"), the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine's settlement resulted in a FERC order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.

     State of California, Ex. Rel. Bill Lockyer, Attorney General v. Federal Energy Regulatory Commission. On September 9, 2004, the Ninth Circuit Court of Appeals issued a decision on appeal of a Petition for Review of an order issued by FERC in FERC Docket No. EL02-71 wherein the Attorney General had filed a complaint (the "AG Complaint") under Sections 205 and 206 of the Federal Power Act (the "Act") alleging that parties who misreported or did not properly report market based transactions were in violation of their market based rate tariff and as a result were not accorded protection under section 206 of the Act from retroactive refund liability. The Ninth Circuit remanded the order to FERC for rehearing. FERC is required to determine whether refunds should be required for violation of reporting requirements prior to October 2, 2000. The proceeding on remand has not yet been established. In connection with its settlement agreement with various State of California entities (including the Attorney General), Calpine and its affiliates settled all claims related to the AG Complaint.

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

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company's Qualifying Facilities ("QF") contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 the Company's QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties") filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

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

15.  Subsequent Events

     On October 20, 2004, the Company completed the redemption of its outstanding 5 3/4% convertible preferred securities issued by Trust I and 5 1/2% convertible preferred securities issued by Trust II. The redemption price paid per each $50 principal amount of such convertible preferred securities was $50 plus accrued and unpaid distributions to the redemption date in the amount of $0.6309 per unit with respect to the convertible preferred securities issued by Trust I and $0.6035 per unit with respect to the convertible preferred securities issued by Trust II. All rights of the holders of such convertible preferred securities have ceased, except the right of such holders to receive the redemption price, which was deposited with The Depository Trust Company, and such convertible preferred securities have ceased to be outstanding. In connection with the redemption of such convertible preferred securities, the entire outstanding principal amount of Calpine's convertible subordinated debentures held by Trust I and Trust II were also redeemed and have ceased to be outstanding. Calpine intends to cause both Trusts to be terminated.

     On October 26, 2004, the Company, through its indirect, wholly owned subsidiary Calpine (Jersey) Limited completed a $360 million offering of two-year, Redeemable Preferred Shares. The Redeemable Preferred Shares will distribute dividends priced at 3-month U.S. LIBOR plus 700 basis points to the shareholders on a quarterly basis. The proceeds of the offering of the Redeemable Preferred Shares were initially loaned to Calpine's 1,200-megawatt Saltend cogeneration power plant located in Hull, Yorkshire England, and the future payments of principal and interest on such loan will fund payments on the Redeemable Preferred Shares. The net proceeds of the Redeemable Preferred Shares offering will ultimately be used as permitted by the Company's indentures.

     On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. In the three months ended September 30, 2004, the Company recorded an additional tax expense of approximately $78.8 million, which was attributable to the repatriation of net cash proceeds from Canada to United States following the sale of oil and gas assets in Canada. While the company continues to evaluate the impact of the provisions of The American Jobs Creation Act of 2004, the Company expects at this time to be able to record a reduction of approximately $66.9 million of this tax expense in the fourth quarter of 2004, most of which will be reflected in discontinued operations.

     On August 31, 2004, Calpine filed a motion for summary judgment to dismiss the consolidated securities class action lawsuits described above in Note 12. On November 3, 2004, the court issued an order denying such motion for summary judgment. Discovery is underway and a trial is scheduled for November 7, 2005. The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.

     The AELLC case described above in Note 12 recently proceeded to trial, and on November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. The verdict amount was based on calculations proffered by IP's damages expert, and AELLC is currently reviewing post-trial motions and appellate options. AELLC made an additional accrual to recognize the jury verdict and the Company recognized its 32.3% share.


     Subsequent to September 30, 2004, the Company repurchased $200.8 million in principal amount of its outstanding Senior Notes in exchange for $152.7 million in cash. The Company recorded a pre-tax gain on these transactions in the amount of $48.1 million before write-offs of unamortized deferred financing costs and the unamortized premiums or discounts.

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K/A, amendment 2, for the year ended December 31, 2003 and subsequent amendments, and our quarterly reports on Form 10-Q for the three-month periods ended March 31, 2004 and June 30, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                          -----------------------------  -----------------------------
                                                               2004           2003            2004           2003
                                                          -------------- --------------  -------------- --------------
Power Plants:
Electricity and steam ("E&S") revenues:
  Energy...............................................   $  1,201,448   $   1,011,825   $   3,098,010   $   2,540,872
  Capacity.............................................        299,944         277,425         709,608         655,282
  Thermal and other....................................        169,755         127,616         422,386         367,039
                                                          ------------   -------------   -------------   -------------
  Subtotal.............................................   $  1,671,147   $   1,416,866   $   4,230,004   $   3,563,193
Spread on sales of purchased power(1)..................         79,424           7,121         135,996          14,542
                                                          ------------   -------------   -------------   -------------
Adjusted E&S revenues (non-GAAP).......................   $  1,750,571   $   1,423,987   $   4,366,000   $   3,577,735
Megawatt hours produced................................         29,390          25,449          72,522          62,069
All-in electricity price per megawatt hour generated...   $      59.56   $       55.95   $       60.20   $       57.64
- ------------

(1)  From  hedging,   balancing  and  optimization  activities  related  to  our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and nine months ended September 30, 2004 and 2003, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                          -----------------------------  -----------------------------
                                                              2004           2003            2004           2003
                                                          -------------  --------------  -------------  --------------
Total revenue..........................................   $  2,557,200   $  2,656,588    $  6,893,706    $  6,961,435
Sales of purchased power for hedging
  and optimization (1).................................        430,576        843,013       1,307,256       2,269,102
As a percentage of total revenue.......................           16.8%          31.7%           19.0%           32.6%
Sale of purchased gas for hedging and
  optimization.........................................        423,733        305,706       1,258,441         961,652
As a percentage of total revenue.......................           16.6%          11.5%           18.3%           13.8%
Total cost of revenue ("COR")..........................      2,302,797      2,317,716       6,470,300       6,315,176
Purchased power expense for hedging and
  optimization (1).....................................        351,151        835,892       1,171,260       2,254,560
As a percentage of total COR...........................           15.3%          36.1%           18.1%           35.7%
Purchased gas expense for hedging and
  optimization.........................................        429,373         293,241      1,243,781         941,312
As a percentage of total COR...........................           18.7%           12.7%          19.2%           14.9%
- ------------

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

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. ("CES") risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; (c) the accounting requirements under Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Asset," pursuant to which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator ("ISO") in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles required us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase until our prospective adoption of EITF Issue No. 03-11 on October 1, 2003. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for the 2003 financial periods prior to our adoption in October 2003 of EITF Issue No. 03-11. Our entrance into the NEPOOL market began with our acquisition of the Dighton, Tiverton and Rumford facilities on December 15, 2000.

                                                          Three Months Ended     Nine Months Ended
                                                          September 30, 2003     September 30,2003
                                                          ------------------     -----------------
                                                                      (In thousands)
Sales to NEPOOL from power we generated...............        $   88,413            $   258,945
Sales to NEPOOL from hedging and other activity.......            29,375                117,345
                                                              ----------            -----------
  Total sales to NEPOOL...............................        $  117,788            $   376,290
  Total purchases from NEPOOL.........................        $   99,159            $   310,025

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

     Our key opportunities and challenges include:

     o preserving and enhancing our liquidity while spark spreads (the differential between power revenues and fuel costs) are depressed,

     o selectively adding new load-serving entities and power users to our customer list as we increase our power contract portfolio,

     o    continuing  to  add  value  through   prudent  risk   management   and
          optimization activities, and

     o    lowering our costs of production through various efficiency programs.

     Since the latter half of 2001, there has been a significant contraction in the availability of capital for participants in the energy sector. This has been due to a range of factors, including uncertainty arising from the collapse of Enron Corp. and a perceived near-term surplus supply of electric generating capacity in certain market areas. These factors have continued through 2003 and into 2004, during which decreased spark spreads have adversely impacted our liquidity and earnings. While we have been able to continue to access the capital and bank credit markets on reasonably attractive terms, we recognize that the terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program to enable us to conserve our available capital resources.

     Set forth below are the Results of Operations for the three and nine months ended September 30, 2004 and 2003.

Results of Operations

     Three  Months  Ended  September  30,  2004,  Compared to Three Months Ended
September  30,  2003  (in  millions,   except  for  unit  pricing   information,
percentages and megawatt volumes).

    Revenue

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Total revenue................................................  $   2,557.2  $   2,656.6  $     (99.4)     (3.7)%

    The decrease in total revenue is explained by category below.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Electricity and steam revenue................................  $   1,671.1  $   1,416.9  $     254.2      17.9%
Transmission sales revenue...................................          4.4          4.0          0.4      10.0%
Sales of purchased power for hedging and optimization........        430.6        843.0       (412.4)    (48.9)%
                                                               -----------  -----------  -----------
  Total electric generation and marketing revenue............  $   2,106.1  $   2,263.9  $    (157.8)     (7.0)%
                                                               ===========  ===========  ===========

     Electricity and steam revenue increased as we completed construction and brought into operation five new baseload power plants and two expansion projects that were completed subsequent to September 30, 2003. Average megawatts in operation of our consolidated plants increased by 21.6% to 26,192 MW while generation increased by 15.5%. In addition, average realized electric price, before the effects of hedging, balancing and optimization, increased from $55.67/MWh in 2003 to $56.86/MWh in 2004.

     Transmission   sales  revenue  increased  during  the  three  months  ended
September 30, 2004, as compared to the quarter ended September 30, 2003, as we brought more plants on-line subsequent to September 30, 2003.

     Sales of purchased power for hedging and optimization decreased in the three months ended September 30, 2004, due primarily to netting approximately $563.3 of sales of purchased power with purchase power expense in the quarter ended September 30, 2004, in connection with the adoption of EITF Issue No. 03-11 on a prospective basis in the fourth quarter of 2003. The decrease was partly offset by higher realized prices on hedging, balancing and optimization activities. Without this netting, sales of purchased power would have increased by $150.9 or 17.9%.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Oil and gas sales............................................  $      17.7  $      16.6  $       1.1       6.6%
Sales of purchased gas for hedging and optimization..........        423.7        305.7        118.0      38.6%
                                                               -----------  -----------  -----------
  Total oil and gas production and marketing revenue.........  $     441.4  $     322.3  $     119.1      37.0%
                                                               ===========  ===========  ===========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased from $63.5 in 2003 to $45.8 in 2004 primarily as a result of lower production following asset sales in October 2003, and again in February 2004, to the Calpine Natural Gas Trust in Canada and the Canadian and United States asset sales that occurred in September 2004. Before intercompany eliminations oil and gas sales decreased from $80.1 in 2003 to $63.5 in 2004, primarily as a result of reduced production volumes.

     Sales of purchased gas for hedging and optimization increased during 2004 due primarily to higher prices of natural gas as compared to the same period in 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Realized gain (loss) on power and gas mark-to-market
  transactions, net..........................................  $      18.7  $      (0.1) $      18.8     18,800.0%
Unrealized loss on power and gas mark-to-market                      (23.8)       (10.9)       (12.9)      (118.3)%
  transactions, net..........................................  -----------  -----------  -----------
    Mark-to-market activities, net...........................  $      (5.1) $     (11.0) $       5.9        (53.6)%
                                                               ===========  ===========  ===========

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk
Management Activities" ("EITF Issue No. 02-3") and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges.

     During the three months ended September 30, 2004, net losses from mark-to-market activities declined. In the three months ended September 2004 the Company's exposure to mark-to-market earnings volatility declined commensurate with a corresponding decline in the volume of open commodity positions underlying the exposure. As a result, the magnitude of earnings volatility attributable to any given change in prices declined. Additionally, the Company recorded a hedge ineffectiveness gain of approximately $1.9 million for the three months ended September 2004 versus a hedge ineffectiveness loss of $4.5 million for the corresponding period in 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other revenue................................................  $      14.7  $      81.5  $     (66.8)    (82.0)%

     Other revenue decreased during the three months ended September 30, 2004, primarily due to a pre-tax gain of $69.4 realized during the three months ended September 30, 2003, in connection with our settlement with Enron, principally related to the final negotiated settlement of claims and for amounts owed under terminated commodity contracts. This decrease was offset partially by revenue derived from management services performed by our wholly owned subsidiary Calpine Power Services, Inc. ("CPS") which increased by $3.2 during the three months ended September 30, 2004, as compared to the same period last year.

    Cost of Revenue

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Cost of revenue..............................................  $   2,302.8  $   2,317.7  $     (14.9)     (0.6)%

    The decrease in total cost of revenue is explained by category below.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Plant operating expense......................................  $     176.3  $     174.6  $       1.7       1.0%
Transmission purchase expense................................         30.8         17.3         13.5      78.0%
Royalty expense..............................................          8.5          7.0          1.5      21.4%
Purchased power expense for hedging and optimization.........        351.2        835.9       (484.7)    (58.0)%
                                                               -----------  -----------  -----------
   Total electric generation and marketing expense...........  $     566.8  $   1,034.8  $    (468.0)    (45.2)%
                                                               ===========  ===========  ===========

     Plant operating expense was relatively flat despite new plants coming on line primarily due to reduced insurance expense in three months ended September 30, 2004.

     Transmission purchase expense increased primarily due to additional power plants achieving commercial operation subsequent to September 30, 2003.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and due to an increase in contingent purchase price payments to the previous owner of the Texas City Power Plant, which are based on a percentage of gross revenues at this plant. At The Geysers royalties are paid mostly as a percentage of geothermal electricity revenues.

     Purchased power expense for hedging and optimization decreased during the three months ended September 30, 2004, as compared to the same period in 2003 due primarily to netting $563.3 of purchased power expense against sales of purchased power in the quarter ended September 30, 2004, in connection with the adoption of EITF Issue No. 03-11 in the fourth quarter of 2003, partly offset by higher realized prices on hedging, balancing and optimization activities. Without this netting, purchased power expense would have increased by $78.6 or 9.4%.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Oil and gas production expense...............................  $      12.7  $      13.6  $      (0.9)     (6.6)%
Oil and gas exploration expense..............................          2.0          1.7          0.3      17.7%
                                                               -----------  -----------  -----------
  Oil and gas operating expense..............................         14.7         15.3         (0.6)     (4.0)%
Purchased gas expense for hedging and optimization...........        429.4        293.2        136.2      46.5%
                                                               -----------  -----------  -----------
    Total oil and gas operating and marketing expense........  $     444.1  $     308.5  $     135.6      44.0%
                                                               ===========  ===========  ===========

     Oil and gas production expense decreased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily due to lower lease operating expense due to lower volumes.

     Oil and gas exploration expense increased primarily as a result of an increase in environmental and reclamation cost.

     Purchased gas expense for hedging and optimization increased during the three months ended September 30, 2004, due primarily to higher prices for natural gas as compared to the same period in 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Fuel expense
  Cost of oil and gas burned by power plants.................  $   1,100.4  $     807.7  $     292.7      36.2%
  Recognized (gain) loss on gas hedges.......................         (2.7)        (1.1)        (1.6)    145.5%
                                                               -----------  -----------  -----------
    Total fuel expense.......................................  $   1,097.7  $     806.6  $     291.1      36.1%
                                                               ===========  ===========  ===========

     Cost of oil and gas burned by power plants increased during the three months ended September 30, 2004 as compared to the same period in 2003 due to a 18% increase in gas consumption and 16% higher prices excluding the effects of hedging, balancing and optimization.

     We recognized a gain on gas hedges during the three months ended September 30, 2004, as compared to a loss during the same period in 2003 due to favorable gas price movements against our gas financial instrument positions.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Depreciation, depletion and amortization expense.............  $     149.3  $     131.0  $      18.3      14.0%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Operating lease expense......................................  $      25.8  $      28.4  $      (2.6)     (9.2)%

     Operating lease expense decreased from the prior year as the King City lease was restructured in May 2004 and began to be accounted for as a capital lease at that point. As a result, we stopped incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other cost of revenue........................................  $      19.2  $       8.4  $      10.8     128.6%

     Other cost of revenue increased during the three months ended September 30, 2004, as compared to the same period in 2003, due primarily to $1.2 of additional expense from Power Systems Mfg., LLC ("PSM") and $6.2 of amortization expense incurred from the adoption of Derivatives Implementation Group ("DIG") Issue No. C20 ("DIG Issue No. C20"), "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose. Additionally, we incurred $3.5 of higher expenses at CPS for sale of engineering, construction and operations services to third parties during the three months ended September 30, 2004, as compared to the same period last year.

    (Income)/Expenses

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
(Income) from unconsolidated investments in power projects...  $      10.9  $      (4.1) $      15.0    (365.9)%

     During the three months ended September 30, 2004, we recorded our share (approximately $11.6) of a jury award to International Paper at the Androscoggin Joint Venture Company. For further information, see Note 15 of the Notes to Consolidated Condensed Financial Statements. Income from our investment in the Acadia Power Plant decreased by $2.4 from the same period last year partially due to costs associated with an unscheduled outage. Also, we recognized $0.9 less income this quarter in connection with our investment in the Gordonsville Power Plant as we sold our interest in the plant in November 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Equipment cancellation and asset impairment cost.............  $       7.8  $       0.6  $       7.2     1,200.0%

     Equipment cancellation and asset impairment charge increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily as a result of a loss of $4.3 recognized in connection with the impairment charge for one heat recovery steam generator ("HRSG"), a loss on the sale of 12 tube bundles in the amount of $3.5, and a write-off of $1.8 in connection with the termination of the purchase contract for one steam turbine condenser, which was partially offset by a downward adjustment of $1.8 to the loss recorded on the sale of turbines in 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Long-term service agreement cancellation charge..............  $       7.6  $       --    $       7.6     100.0%

     A long-term service agreement cancellation charge adjustment of $7.6 was recorded during the three months ended September 30, 2004, as a result of settlement negotiations related to the cancellation of long-term service agreements with Siemens-Westinghouse Power Corporation at our Hermiston, Ontelaunee, South Point and Sutter facilities.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Project development expense..................................  $       3.4  $       3.0  $       0.4      13.3%

     Project development expense increased during the three months ended September 30, 2004, partially due to costs incurred on oil and gas pipeline and LNG projects.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Research and development expense.............................  $       4.0  $       2.8  $       1.2      42.9%

     Research and development expense increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Sales, general and administrative expense....................  $      58.4  $      49.4  $       9.0      18.2%

     Sales, general and administrative expense increased during the three months ended September 30, 2004, primarily due to an increase in employees or employee costs, consulting, rent, insurance and other professional fees. Over half of the increase is directly attributable to the Sarbanes-Oxley Section 404 internal controls project and audit work related thereto.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Interest expense.............................................  $     293.6  $     198.7  $      94.9      47.8%

     Interest expense increased as a result of higher average debt balances, higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases) from $98.7 for the three months ended September 30, 2003, to $86.8 for the three months ended September 30, 2004. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. Additionally, during the three months ended September 30, 2004, (i) interest expense related to the Company's senior notes and term loans increased $9.6; (ii) interest expense related to the Company's Calpine Generating Company, LLC ("CalGen") subsidiary (formerly CCFC II) increased $25.8; (iii) interest expense related to the Company's construction/project financing increased $18.1;
(iv) interest expense related to the Company's Calpine Construction Finance Company L.P. ("CCFC I") subsidiary increased $6.1; and (v) interest expense related to the Company's preferred interests increased $5.0. The majority of the remaining increase relates to a increase in average indebtedness due primarily to the deconsolidation of Calpine Capital Trust I ("Trust I"), Calpine Capital Trust II ("Trust II") and Calpine Capital Trust III ("Trust III" and together with Trust I and Trust II, the "Trusts") and the recording of debt to the Trusts due to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46") prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. Interest expense related to the Notes payable to the Trusts during the three months ended September 30, 2004, was $16.5; during the three months ended September 30, 2003, this expense was classified as Distributions on Trust Preferred Securities and amounted to $15.3. As the distributions were excluded from the interest expense caption on the Company's Consolidated Condensed Statements of Operations for the three months ended September 30, 2003, this represents a $16.5 increase to interest expense during the three months ended September 30, 2004, but there was only a $1.2 increase in the distributions paid during the three months ended September 30, 2004.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Distributions on Trust Preferred Securities..................   $      --    $      15.3  $     (15.3)   (100.0)%

     As discussed above, as a result of the deconsolidation of the Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the three months ended September 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Trusts.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Interest (income)............................................  $    (17.2)  $    (10.7)  $      6.5       60.7%

     Interest (income) increased during the three months ended September 30, 2004, due primarily to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Minority interest expense....................................  $      10.0  $       2.6  $       7.4     284.6%

     Minority interest expense increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily due to our reduced ownership percentage in the Calpine Power Limited Partnership ("CPLP") following the sale of our interest in the Calpine Power Income Fund ("CPIF"), which owns 70% of CPLP.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
(Income) from repurchases of various issuances of debt.......  $    (167.2) $    (207.2) $     (40.0)    (19.3)%

     For the three month ended September 30, 2004, income from the repurchases of debt decreased by $40.0 from the corresponding period in the prior year primarily as a result of less open market and privately negotiated transactions.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other expense................................................  $      23.3  $       9.5  $      13.8     145.3%

     Other expense increased by $13.8 in the three months ended September 30, 2004, compared to the prior year due primarily to foreign currency transaction losses increasing by $20.4 from the corresponding period in 2003. This was partially mitigated by lower charges associated with refinancings.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Provision for income taxes...................................  $      67.3  $      41.3  $      26.0      62.9%

     For the three months ended September 30, 2004, our effective rate increased to 340% as compared to 15% for the three months ended September 30, 2003. This effective rate increase is primarily due to the repatriation of net cash proceeds from Canada to the United States from the sale of oil and gas assets in Canada and the unfavorable impact of the sale or the tax benefits related to our cross border financings. It is also due to the consideration of estimated full year earnings in estimating the effective rate, and truing up to on a year-to-date basis, the annual effective rate. On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. In the three months ended September 30, 2004, we recorded an additional tax expense of approximately $78.8 million, which was attributable to the repatriation of net cash proceeds from Canada to United States following the sale of oil and gas assets in Canada. While we continue to evaluate the impact of the provisions of The American Jobs Creation Act of 2004, we expect at this time to be able to record a reduction of approximately $66.9 million of this tax expense in the fourth quarter of 2004, most of which will be reflected in discontinued operations.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Discontinued operations, net of tax..........................  $      62.6  $       0.1  $      62.5    62,500.0%

     During the three months ended September 30, 2004, discontinued operations activity was related to the sale of our gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin and the sale of our Canadian natural gas reserves and petroleum assets, which resulted in a pre-tax gain of $203.5 and tax charge of $78.8 related to the repatriation of $225 of the proceeds of the Canadian oil and gas sale in addition to income taxes at the statutory rate.

                                                                 Three Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Net income...................................................  $      15.0  $     237.8  $    (222.8)    (93.7)%

     In the quarter ended September 30, 2004, the Company netted approximately $563.3 of sales of purchased power for hedging and optimization with purchased power expense for hedging and optimization. This was due to the adoption of EITF Issue No. 03-11. Without this netting, total revenue would have grown by approximately 17% versus the reported 4% reduction in revenue. For the three months ended September 30, 2004, the company reported net income of $15.0, compared to net income of $237.8, for the same quarter in the prior year. On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. In the three months ended September 30, 2004, we recorded an additional tax expense of approximately $78.8 million, which was attributable to the repatriation of net cash proceeds from Canada to United States following the sale of oil and gas assets in Canada. While we continue to evaluate the impact of the provisions of The American Jobs Creation Act of 2004, we expect at this time to be able to record a reduction of approximately $66.9 million of this tax expense in the fourth quarter of 2004, most of which will be reflected in discontinued operations.

     We recognized an after-tax gain of $62.6 in discontinued operations associated with the sale of our Canadian natural gas reserves and petroleum assets and the sale of our gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin. We also recognized a pre-tax gain on the repurchase of certain debt issuances in the amount of $167.2 in the third quarter of 2004.

     Gross profit decreased by $84.5, or 25%, to $254.4 in the three months ended September 30, 2004, primarily due to: i) non-recurring other revenue of $69.4 recognized in the third quarter of 2003 from the settlement of contract disputes with, and claims against, Enron Corp.; ii) the amortization of $6.2 in the third quarter of 2004 of the DIG Issue No. C20 gain recorded in the fourth quarter of 2003 due to the cumulative effect of a change in accounting principle; iii) soft market fundamentals, which caused total spark spread to not increase commensurately with additional transmission purchase expense, and depreciation costs associated with new power plants coming on-line. During the three months ended September 30, 2004, financial results were affected by a $79.7 increase in interest expense and distributions on trust preferred securities, as compared to the same period in 2003. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation. Loss before discontinued operations and cumulative effect of a change in accounting principle was $47.5. This loss is primarily due to an effective tax rate increase, which occurred as a result of the sale of oil and gas assets in Canada and due to the repatriation of cash to the United States.

     For the three months ended September 30, 2004, we generated 29.4 million megawatt-hours, which equated to a baseload capacity factor of 56%, and realized an average spark spread of $21.40 per megawatt-hour. For the same period in 2003, we generated 25.4 million megawatt-hours, which equated to a capacity factor of 60%, and realized an average spark spread of $23.88 per megawatt-hour.

     Nine Months  Ended  September  30,  2004,  Compared  to Nine  Months  Ended
September  30,  2003  (in  millions,   except  for  unit  pricing   information,
percentages and megawatt volumes).

    Revenue

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Total revenue................................................  $   6,893.7  $   6,961.4  $    (67.7)     (1.0)%

    The increase in total revenue is explained by category below.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Electricity and steam revenue................................  $   4,230.0  $   3,563.2  $    666.8      18.7%
Transmission sales revenue...................................         14.1         13.2         0.9       6.8%
Sales of purchased power for hedging and optimization........      1,307.3      2,269.1      (961.8)    (42.4)%
                                                               -----------  -----------  ----------
  Total electric generation and marketing revenue............  $   5,551.4  $   5,845.5  $   (294.1)     (5.0)%
                                                               ===========  ===========  ==========

     Electricity and steam revenue increased as we completed construction and brought into operation five new baseload power plants and two expansion projects completed subsequent to September 30, 2003. Average megawatts in operation of our consolidated plants increased by 22.8% to 24,108 MW while generation increased by 16.8%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 51% in the nine months ended September 30, 2004, from 55% in the nine months ended September 30, 2003, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting mild weather in the first and third quarters of 2004 and oversupply conditions which are expected to gradually work off over the next several years. This caused us to cycle-off certain of our merchant plants without contracts in off-peak hours. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $57.41/MWh in 2003 to $58.33/MWh in 2004.

     Sales of purchased power for hedging and optimization decreased in the nine months ended September 30, 2004, due primarily to netting approximately $1,255.8 of sales of purchased power with purchase power expense in the nine months ended September 30, 2004, in connection with the adoption of EITF Issue No. 03-11 on a prospective basis in the fourth quarter of 2003 partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities. Without this netting, sales of purchased power would have increased by $294.0 or 13.0%.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Oil and gas sales............................................  $      47.5  $      45.4  $      2.1       4.6%
Sales of purchased gas for hedging and optimization..........      1,258.4        961.6       296.8      30.9%
                                                               -----------  -----------  ----------
  Total oil and gas production and marketing revenue.........  $   1,305.9  $   1,007.0  $    298.9      29.7%
                                                               ===========  ===========  ==========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased primarily as a result of lower production, from $228.7 in 2003 to $157.7 in 2004. Before intercompany eliminations, oil and gas sales decreased by 25.1% or $68.9 to $205.2 in 2004 from $274.1 in 2003 due to lower production volumes.

     Sales of purchased gas for hedging and optimization increased during 2004 due primarily to higher prices of natural gas as compared to the same period in 2003.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Realized gain on power and gas mark-to-market transactions,
  net........................................................  $      42.4  $      30.2  $     12.2        40.4%
Unrealized loss on power and gas mark-to-market
  transactions, net..........................................        (57.6)       (18.9)      (38.7)      204.8%
                                                               -----------  -----------  ----------
  Mark-to-market activities, net.............................  $     (15.2) $      11.3  $    (26.5)     (234.5)%
                                                               ===========  ===========  ==========

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges.

     Losses from mark-to-market activities increased in the nine months ended September 30, 2004, as compared to the corresponding period in 2004 primarily due to mark-to-market losses incurred on one of our long-term derivative contracts resulting from unfavorable price movements against the contract.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other revenue................................................  $      51.6  $      97.6  $    (46.0)    (47.1)%

     Other revenue decreased during the nine months ended September 30, 2004, primarily due to a pre-tax gain of $69.4 realized during the nine months ended September 30, 2003, in connection with our settlement with Enron, principally related to the final negotiated settlement of claims and amounts owed under terminated commodity contracts. This decrease was partially offset by revenue from TTS which increased by $13.5 as compared to the same period last year. Additionally, revenue from CPS increased $8.5 as compared to the same period last year.

    Cost of Revenue

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Cost of revenue..............................................  $   6,470.3  $   6,315.2  $    155.1       2.5%

     The increase in total cost of revenue is explained by category below.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Plant operating expense......................................  $     575.8  $     496.1  $     79.7      16.1%
Transmission purchase expense................................         61.9         37.5        24.4      65.1%
Royalty expense..............................................         21.3         18.8         2.5      13.3%
Purchased power expense for hedging and optimization.........      1,171.3      2,254.6    (1,083.3)    (48.0)%
                                                               -----------  -----------  ----------
  Total electric generation and marketing expense............  $   1,830.3  $   2,807.0  $   (976.7)    (34.8)%
                                                               ===========  ===========  ==========

     Plant operating expense increased due to five new baseload power plants and two expansion projects completed subsequent to September 30, 2003, and due to higher maintenance expenses of existing plants as many of our newer plants began their initial major maintenance work.

     Transmission purchase expense increased primarily due to additional power plants achieving commercial operation subsequent to September 30, 2003.

     Approximately 76% of the royalty expense for the nine months ended September 30, 2004, is attributable to royalties paid to geothermal property owners at The Geysers, mostly as a percentage of geothermal electricity revenues. The increase in royalty expense in the nine months of 2004 was due primarily to an increase in the accrual of contingent purchase price payments to the previous owners of the Texas City and Clear Lake Power Plants based on a percentage of gross revenues at these two plants.

     Purchased power expense for hedging and optimization decreased during the nine months ended September 30, 2004, as compared to the same period in 2003 due primarily to netting $1,255.8 of purchased power expense against sales of purchased power in the nine months ended September 30, 2004, in connection with the adoption of EITF Issue No. 03-11 in the fourth quarter of 2003, partly offset by higher volumes and higher realized prices on hedging, balancing and optimization activities. Without this netting, purchased power expense would have increased by $172.5 or 7.7%.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Oil and gas production expense...............................  $      36.4  $      43.1  $     (6.7)    (15.6)%
Oil and gas exploration expense..............................          6.4         10.5        (4.1)    (39.0)%
                                                               -----------  -----------  ----------
  Oil and gas operating expense..............................         42.8         53.6       (10.8)    (20.1)%
Purchased gas expense for hedging and optimization...........      1,243.8        941.3       302.5      32.1%
                                                               -----------  -----------  ----------
    Total oil and gas operating and marketing expense........  $   1,286.6  $     994.9  $    291.7      29.3%
                                                               ===========  ===========  ==========

     Oil and gas production expense decreased during the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to lower lease operating expense resulting from lower production volumes.

     Oil and gas exploration expense decreased primarily as a result of a decrease in dry hole costs.

     Purchased gas expense for hedging and optimization increased during the nine months ended September 30, 2004, due primarily to higher prices of natural gas as compared to the same period in 2003.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Fuel expense
  Cost of oil and gas burned by power plants.................  $   2,804.1  $   2,040.6  $    763.5      37.4%
  Recognized (gain) on gas hedges............................        (20.6)        (5.3)      (15.3)    288.7%
                                                               -----------  -----------  ----------
    Total fuel expense.......................................  $   2,783.5  $   2,035.3  $    748.2      36.8%
                                                               ===========  ===========  ==========

     Cost of oil and gas burned by power plants increased during the nine months ended September 30, 2004 as compared to the same period in 2003 due to a 22% increase in gas consumption and 12% higher prices for gas excluding the effects of hedging, balancing and optimization.

     We recognized a larger gain on gas hedges during the nine months ended September 30, 2004, as compared to the same period in 2003 due to favorable gas price movements relative to our gas financial instrument positions.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Depreciation, depletion and amortization expense.............  $     421.0  $     373.1  $     47.9      12.8%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2003.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Operating lease expense......................................  $      80.6  $      84.3  $     (3.7)     (4.4)%

     Operating lease expense decreased from the prior year as the King City lease terms were restructured in May 2004 and the lease began to be accounted for as a capital lease at that point. As a result, we ceased incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other cost of revenue........................................  $      68.2  $      20.5  $     47.7      232.7%

     Other cost of revenue increased during the nine months ended September 30, 2004, as compared to the same period in 2003 due primarily to $10.5 of additional expense from TTS and $22.9 of amortization expense incurred from the adoption of DIG Issue No. C20. In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose. Additionally, we incurred $8.8 higher costs at CPS due to a higher level of activity in 2004.

    (Income)/Expenses

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Loss (income) from unconsolidated investments in power
  projects...................................................  $      11.7  $     (68.6) $     80.3     (117.1)%

     During the nine months ended September 30, 2003, we recorded a $52.8 gain, our 50% share, on the termination of the tolling arrangement with Aquila Merchant Services, Inc. at the Acadia Power Plant. For the same period, we recognized $4.2 of income on Gordonsville Power Plant. We did not have any income on our Gordonsville investment in 2004, as we sold our interests in this facility in November 2003. In addition, in 2004 we recognized $8.7 less income on the Acadia investment, and $3.7 more loss from the Aries investment, which we began to consolidate in March 2004 when we purchased the remaining 50% interest in March 2004 from Aquila. We also recorded our share (approximately $11.6) of a jury award to International Paper at the Androscoggin Joint Venture Company.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Equipment cancellation and asset impairment cost.............  $      10.2  $      19.9  $     (9.7)    (48.7)%

     Equipment cancellation and asset impairment charge decreased during the nine months ended September 30, 2004, as compared to the same period in 2003 as a result of a loss recognized in 2003 of $17.2 from the sale of two turbines. During the nine months ended September 30, 2004, we incurred $2.3 in connection with the termination of a purchase contract for heat recovery steam generator components, $4.3 in connection with the impairment charge for one HRSG, a loss on the sale of 12 tube bundles in the amount of $3.5, and a write-off of $1.8 in connection with the termination of the purchase contract for one steam turbine condenser and a downward adjustment of $1.8 for the loss recorded in 2003 on the sale of turbines.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Long-term service agreement cancellation charge..............  $       7.6  $       --    $      7.6     100.0%

     Long-term service agreement cancellation charge adjustment of $7.6 was recorded during the nine months ended September 30, 2004, as a result of settlement negotiations related to the cancellation of long-term service agreements with Siemens-Westinghouse Power Corporation at our Hermiston, Ontelaunee, South Point and Sutter facilities.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Project development expense..................................  $      15.1  $      14.1  $      1.0       7.1%

     Project   development  expense  increased  during  the  nine  months  ended
September 30, 2004, partly due to higher costs associated with cancelled projects, and due to costs incurred on oil and gas pipeline and LNG projects.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Research and development expense.............................  $      12.9  $       7.7  $      5.2      67.5%

     Research and development expense increased during the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Sales, general and administrative expense....................  $     171.0  $     142.8  $     28.2      19.7%

     Sales, general and administrative expense increased during the nine months ended September 30, 2004, primarily due to an increase in employees or employee costs, consulting, rent, insurance and other professional fees. Over a third of the variance is directly attributable to the Sarbanes-Oxley Section 404 internal control project and related audit work.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Interest expense.............................................  $     815.4  $     483.2  $    332.2      68.8%

     Interest expense increased as a result of higher average debt balances, higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases) from $333.7 for the nine months ended September 30, 2003, to $297.4 for the nine months ended September 30, 2004. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. Additionally, during the nine months ended September 30, 2004, (i) interest expense related to the Company's senior notes and term loans increased $115.9; (ii) interest expense related to the Company's CalGen financing was responsible for an increase of $78.8; (iii) interest expense related to the Company's notes payable and borrowings under lines of credit increased $41.6; (iv) interest expense related to the Company's CCFC I financing increased $23.1; and (v) interest expense related to the Company's preferred interests increased $25.8. The majority of the remaining increase relates to a increase in average indebtedness due primarily to the deconsolidation of the Trusts and the recording of debt to the Trusts due to the adoption of FIN 46 prospectively on October 1, 2003. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. Interest expense related to the notes payable to the Trusts during the nine months ended September 30, 2004, was $47.8; during the nine months ended September 30, 2003, this expense was classified as Distributions on Trust Preferred Securities and amounted to $46.6. As the distributions were excluded from the interest expense caption on the Company's Consolidated Condensed Statements of Operations for the nine months ended September 30, 2003, this represents a $47.8 increase to interest expense during the nine months ended September 30, 2004, but there was only a $1.2 increase in the distributions paid during the nine months ended September 30, 2004.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Distributions on Trust Preferred Securities..................  $       --    $      46.6  $    (46.6)    (100.0)%

     As discussed above, as a result of the deconsolidation of the Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the nine months ended September 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Trusts.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Interest (income)............................................  $     (39.2) $     (27.8) $    (11.4)     41.0%

     Interest (income) increased during the nine months ended September 30, 2004, primarily due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Minority interest expense....................................  $      23.1  $      10.2  $     12.9     126.5%

     Minority interest expense increased during the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to an increase in expense of $13.6 related to our reduced ownership percentage in CPLP.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
(Income) from repurchase of various issuances of debt........  $    (170.5) $    (214.0) $     43.5     (20.3)%

     Income from repurchases of various issuances of debt during the nine months ended September 30, 2004, decreased by $43.5 from the corresponding period primarily as a result of less open market and privately negotiated transactions.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Other expense (income).......................................  $    (177.1) $   64.6     $   (241.7)   (374.1)%

     Other expense (income) increased by $241.7 during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to pre-tax income in the amount of $171.5 associated with the restructuring of a power purchase agreement for our Newark and Parlin power plants and the sale of Utility Contract Funding II, LLC ("UCF"), net of transaction costs and the write-off of unamortized deferred financing costs, $16.4 pre-tax gain from the restructuring of a long-term gas supply contract net of transaction costs, and a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of the Company's debt securities that had served as collateral under the King City lease, net of transaction costs. Also, during the nine months ended September 30, 2004, foreign currency transaction losses were $7.5 compared to a loss of $36.2 in the corresponding period in 2003. During the nine months ended September 3, 2003, Letter of Credit Fees were $10.5.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Provision (benefit) for income taxes.........................  $      82.0  $   11.1     $     70.9    (638.7)%

     For the nine months ended September 30, 2004, the effective rate was a benefit of 32% as compared to a provision of 7% for the nine months ended September 30, 2003. This change in the effective rate is primarily due to the repatriation of net cash proceeds from Canada to the United States from the sale of oil and gas assets in Canada. It is also due to the consideration of estimated full year earnings in estimating our effective rate, and truing up on a year-to-date basis, the annual effective rate and due to the effect of significant permanent items, primarily related to cross border financings.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Discontinued operations, net of tax..........................  $      89.9  $   5.6      $     84.3    1,505.4%

     In the nine months ended September 30, 2004, discontinued operations were comprised primarily of the gain, net of tax, from the sale of our 50% interest in the Lost Pines 1 Power Project of $23.0 and the sale of our oil and gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin and the sale of our Canadian natural gas reserves and petroleum assets. The latter sale resulted in a gain, net of tax, of $65.0. During the nine months ended September 30, 2003, discontinued operations activity included the operational reclasses to discontinued operations related to our 50% interest in the Lost Pines 1 Energy Center, the sale of certain of our oil and gas assets in the United States and Canada and the sale of our specialty data center engineering business.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Cumulative effect of a change in accounting principle, net
  of tax.....................................................  $       --    $       0.5  $     (0.5)   (100.0)%

     The cumulative effect of a change in accounting principle, net of tax effect in 2003 resulted from adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2004         2003       $ Change     % Change
                                                               -----------  -----------  ------------  -----------
Net loss.....................................................  $     (84.9) $     162.4  $   (247.3)   (152.3)%

     In the nine months ended September 30, 2004, the Company netted approximately $1.26 billion of sales of purchased power for hedging and optimization with purchased power expense. This was due to the adoption of EITF Issue No. 03-11. Without this netting, total revenue would have grown by approximately 17% versus the reported 1% reduction in revenue. For the nine months ended September 30, 2004, we reported a net loss of $84.9, compared to net income of $162.4, for the same period in the prior year. On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. In the nine months ended September 30, 2004, we recorded an additional tax expense of approximately $78.8 million, which was attributable to the repatriation of net cash proceeds from Canada to United States following the sale of oil and gas assets in Canada. While we continue to evaluate the impact of the provisions of The American Jobs Creation Act of 2004, we expect at this time to be able to record a reduction of approximately $66.9 million of this tax expense in the fourth quarter of 2004, most of which will be reflected in discontinued operations.

     Gross profit decreased by $222.9, or 34%, to $423.4 in the nine months ended September 30, 2004, primarily due to: i) non-recurring other revenue of $69.4 recognized in the third quarter of 2003 from the settlement of contract disputes with, and claims against, Enron Corp.; ii) the amortization of $22.9 in the first nine months of 2004 of the DIG Issue No. C20 gain recorded in the fourth quarter of 2003 due to the cumulative effect of a change in accounting principle; iii) soft market fundamentals, which caused total spark spread to not increase commensurately with additional plant operating expense and transmission purchase expense, and depreciation costs associated with new power plants coming on-line. During the nine months ended September 30, 2004, financial results were affected by a $285.5 increase in interest expense and distributions on trust preferred securities, as compared to the same period in 2003. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation. Prior year results benefited from recording $52.8 (in income from unconsolidated investments in power projects) from termination of a power purchase agreement by the Acadia joint venture.

     Other income increased by $241.7 during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to: i) pre-tax income in the amount of $171.5, net of transaction costs and the write-off of unamortized deferred financing costs associated with the restructuring of power purchase agreements for the company's Newark and Parlin power plants and the sale of an entity holding a power purchase agreement; ii) a $16.4 pre-tax gain from the restructuring of a long-term gas supply contract net of transaction costs; and iii) a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of the company's debt securities that had served as collateral under the King City lease, net of transaction costs. Also, during the nine months ended September 30, 2004, foreign currency transaction losses were $7.5, compared to a loss of $36.2 in the corresponding period in 2003. We recognized a gain of $170.5 in the nine months ended September 30, 2004 on the repurchase of certain debt issuances, and loss before discontinued operations and cumulative effect of a change in accounting principle was $167.5 in the nine months ended September 30, 2004.

     Discontinued operations, net of tax increased by $84.4 during the nine months ended September 30, 2004, as compared to the same period in 2003, as a result of the sale of oil and gas assets in the United States and Canada during the third quarter of 2004 and the sale of the company's interest in the Lost Pines facility in the first quarter of 2004.

     For the nine months ended September 30, 2004, the company generated 72.5 million megawatt-hours, which equated to a baseload capacity factor of 51%, and realized an average spark spread of $21.19 per megawatt-hour. For the same period in 2003, we generated 62.1 million megawatt-hours, which equated to a capacity factor of 55%, and realized an average spark spread of $23.90 per megawatt-hour.

Liquidity and Capital Resources

     Our business is capital intensive. Our ability to capitalize on growth opportunities is dependent on the availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. To date, we have obtained cash from our operations; borrowings under credit facilities; issuance of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; contract monetizations; and project financings. We have utilized this cash to fund our operations, service or pay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities, and meet our other cash and liquidity needs. Our strategy is also to reinvest our cash from operations into our business development and construction program or to use it to reduce debt, rather than to pay cash dividends. As discussed below, we have a liquidity-enhancing program underway for funding the completion of our current construction portfolio, for refinancing and for general corporate purposes.

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

     The holders of our 4% Convertible Senior Notes Due 2006 ("2006 Convertible Senior Notes") have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect the repurchase with cash, shares of Calpine common stock or a combination of the two. In 2003 and 2004 we repurchased approximately $1,127.9 million of the outstanding principal amount of 2006 Convertible Senior Notes, with proceeds of financings we consummated in July 2003, through equity swaps and with the proceeds of our offerings of our 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Senior Notes") in November 2003.The repurchases were made in open market and privately negotiated transactions and, in February 2004, we initiated a cash tender offer for all of the outstanding 2006 Convertible Senior Notes for a price of par plus accrued interest. Approximately $409.4 million aggregate principal amount of the 2006 Convertible Senior Notes were tendered pursuant to the tender offer, for which we paid a total of $412.8 million (including accrued interest of $3.4 million). At September 30, 2004, an aggregate principal amount of $72.1 million of 2006 Convertible Senior Notes remain outstanding.

     Subsequent to September 30, 2004, all of our outstanding HIGH TIDES I and HIGH TIDES II preferred securities were redeemed. See Note 15 of the Notes to
Consolidated Condensed Financial Statements for information related to the redemption of all outstanding HIGH TIDES I preferred securities and HIGH TIDES II preferred securities. In addition, $517.5 million of our HIGH TIDES III are scheduled to be remarketed no later than August 1, 2005. We repurchased $115.0 million of HIGH TIDES III during the quarter ended September 30, 2004. In the event of a failed remarketing, the relevant HIGH TIDES will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES would not have a material effect on our liquidity position, it would impact our calculation of diluted earnings per share and increase our interest expense. Even with a successful remarketing, we would expect to have an increased dilutive impact on our EPS based on a revised conversion ratio. See
Note 3 of the Notes to Consolidated Condensed Financial Statements for a summary of HIGH TIDES repurchased by the Company through September 30, 2004.

     See Note 6 of the Notes to Consolidated Condensed Financial Statements for more information related to other financings and repurchases of various issuances of debt in the third quarter of 2004.

     We expect to have sufficient liquidity from cash flow from operations, borrowings available under lines of credit, access to sale/leaseback and project financing markets, sale or monetization of certain assets and cash balances to satisfy all current obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. On September 30, 2004, our liquidity totaled approximately $2.7 billion. This included cash and cash equivalents on hand of $1.5 billion, current portion of restricted cash and of approximately $0.9 billion and approximately $0.3 billion of borrowing capacity under our various credit facilities.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            2004           2003
                                                                       -------------   --------------
                                                                              (In thousands)
Beginning cash and cash equivalents..................................  $    991,806    $      579,486
Net cash provided by (used in):
  Operating activities...............................................       229,870           171,332
  Investing activities...............................................      (381,934)       (1,836,581)
  Financing activities...............................................       633,703         2,046,489
  Effect of exchange rates changes on cash and cash equivalents......        14,377             8,946
                                                                       ------------    --------------
  Net decrease in cash and cash equivalents..........................       496,016           390,186
                                                                       ------------    --------------
Ending cash and cash equivalents.....................................  $  1,487,822    $      969,672
                                                                       ============    ==============

     Operating activities for the nine months ended September 30, 2004, provided net cash of $229.9 million, compared to $171.3 million for the same period in 2003. Operating cash flows in 2004 benefited from the receipt of $100.6 million from the termination of power purchase agreements for two of our New Jersey power plants and $16.4 million from the restructuring of a long-term gas supply contract. In the first nine months of 2004, there was a $12.0 million use of funds from net changes in operating assets and liabilities. Uses of funds included accounts receivable, which increased by $104.8 million as our total revenues in the first nine months of 2004 (adjusted for the netting of approximately $1.3 billion of purchase power expense with sales of purchased power pursuant to EITF 03-11) increased by approximately $1.2 billion. Also, cash operating lease payments exceeded recognized expense by $53.7 million and accrued liabilities were reduced, through payments, for sales and property taxes. These uses of funds were partially offset by an increase of $218.9 million in accounts payable and accrued liabilities (including an increase in interest expense payable of $44.6 million) and a $14.1 million decrease in net margin deposits posted to support CES contracting activity.

     In the first nine months of 2003, operating cash flows benefited from a $105.5 million distribution from the Acadia joint venture, following the termination of the power purchase agreement with Aquila and the restructuring of our interest in the joint venture. We also used $638.0 million of funds for net changes in operating assets and liabilities, which primarily resulted from higher accounts receivable balances, higher net margin deposits and prepaid gas balances to support our contracting activity in 2003, and lower accounts payable balances.

     Investing activities for the nine months ended September 30, 2004, consumed net cash of $381.9 million, as compared to $1,836.6 million in the same period of 2003. Capital expenditures for the completion of our power facilities decreased in 2004, as there were fewer projects under construction. Investing activities in 2004 reflect the receipt of $148.6 million from the sale of our 50% interest in the Lost Pines I Power Plant, $626.6 million from the sale of our Canadian oil and gas reserves, $219.1 million from the sale of our Rocky Mountain oil and gas reserves, together with the proceeds from the sale of a subsidiary holding power purchase agreements for two of our New Jersey power plants. These sales compare to $15.2 million of proceeds from disposals in the prior year. We also reported a $181.0 million increase in cash used for acquisitions in 2004 compared to 2003, as we used the proceeds from the Lost Pines sale and cash to purchase the Los Brazos Power Plant, and we used cash on hand to purchase the remaining 50% interest in the Aries Power Plant and the remaining 20% interest in Calpine Cogeneration Corporation. Also, we used $111.6 million to purchase a portion of High Tides III and invested $124.2 million in restricted cash during 2004.

     Financing activities for the nine months ended September 30, 2004, provided $633.7 million, compared to $2,046.5 million for the same period in 2003. We continued our refinancing program in 2004, by raising $2.6 billion to repay $2.3 billion of CalGen project financing. In 2004 we also raised $250 million from the issuance of 2023 Convertible Senior Notes pursuant to an option exercise by one of the initial purchasers and $617.5 from the issuance of the 2014 Convertible Notes. We raised $878.8 from the issuance of Senior Notes and $913.3 million from various project financings. During the period, we repaid $603.9 million in project financing debt, and we used $586.9 million of proceeds from the 2023 Convertible Senior Notes offering to repurchase the majority of the outstanding 2006 Convertible Senior Notes that will be puttable in December 2004 and used $630.3 million to repay and repurchase various Senior Notes.

     Non-Cash Activities -- See the Schedule of noncash investing and financing activities on the Company's Consolidated Condensed Statements of Cash Flows.

     Counterparties and Customers -- Our customer and supplier base is concentrated within the energy industry. Additionally, we have exposure to trends within the energy industry, including declines in the creditworthiness of our marketing counterparties. Currently, multiple companies within the energy industry are in bankruptcy or have below investment grade credit ratings. However, we do not currently have any significant exposures to counterparties that are not paying on a current basis.

     Letter of Credit Facilities -- At September 30, 2004 and December 31, 2003, we had approximately $477.7 million and $410.8 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management and other operational and construction activities. Of the total letters of credit outstanding, $243.7 million and $272.1 million in aggregate were issued under our cash collateralized letter of credit facilities at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, we had $148.7 million in letters of credit outstanding under the $200 million CalGen revolving credit agreement.

     In addition, in August 2004, our newly created entity Calpine Energy Management entered into a $250.0 million letter of credit facility with Deutsche Bank. There were no letters of credit issued under this facility at September 30, 2004. See Note 6 of the Notes to Consolidated Condensed Financial Statements for more information regarding this letter of credit facility.

     CES Margin Deposits and Other Credit Support -- As of September 30, 2004 and December 31, 2003, CES had deposited net amounts of $173.9 million and $188.0 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $3.0 million and $14.5 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement and risk management activities it conducts on Calpine's behalf. Future cash collateral requirements may increase based on the extent of our involvement in derivative activities and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support CES's operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

     Capital Availability -- Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we have been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than in the past. In particular, our senior working capital facility and term loan financings and the majority of our debt securities offered and sold in this period, have been secured by certain of our assets and equity interests. While we believe we will be successful in refinancing all debt before maturity, the terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control. We do not have any significant debt obligations due from October 2004 through December 31, 2005. See Note 6 of the Notes to Consolidated Condensed Financial Statements for
additional information on debt obligations. We expect to incur capital expenditures in the third and fourth quarters of 2004 of approximately $350 million, net of project financings.

     During the nine months ended September 30, 2004:

     Our wholly owned subsidiary CalGen, formerly CCFC II, completed a secured institutional term loan and secured note financing, totaling $2.4 billion before transaction costs and fees. Net proceeds from the financing were used to refinance amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing.

     One of the initial purchasers of the 2023 Convertible Senior Notes exercised in full its option to purchase an additional $250.0 million of these notes.

     We repurchased approximately $178.5 million in principal amount of the 2006 Convertible Senior Notes in open market and privately negotiated transactions in exchange for approximately $177.5 million in cash in the first quarter of 2004. Additionally, on February 9, 2004, we made a cash tender offer, which expired on March 9, 2004, for any and all of the then still outstanding 2006 Convertible Senior Notes at a price of par plus accrued interest. On March 10, 2004, we paid an aggregate amount of $412.8 million for the tendered 2006 Convertible Senior Notes, which included accrued interest of $3.4 million. At September 30, 2004, $72.1 million aggregate principal amount of 2006 Convertible Senior Notes remained outstanding.

     Rocky Mountain Energy Center, LLC and Riverside Energy Center, LLC, wholly owned stand-alone subsidiaries of our subsidiary Calpine Riverside Holdings, LLC, received funding in the aggregate amount of $661.5 million of floating rate secured institutional term loans and a letter of credit-linked deposit.

     On September 30, 2004, we established a new $255 million Cash Collateralized Letter of Credit Facility with Bayerische Landesbank, under which all letters of credit previously issued under the $300 million Working Capital Revolver and the $200 million Cash Collateralized Letter of Credit Facility will be transitioned into that new Facility. Upon completion of this transition, all letters of credit presently collateralized with The Bank of Nova Scotia will be terminated.

     On September 30, 2004, we closed on $785 million of 9 5/8% First-Priority Senior Secured Notes Due 2014 ("9 5/8% Senior Notes"), offered at 99.212% of par. The 9 5/8% Senior Notes are secured, by substantially all of the assets owned directly by Calpine Corporation and by the stock of substantially all of its first tier subsidiaries. Net proceeds from the 9 5/8% Senior Notes offering were used to make open-market purchases of our existing indebtedness and any remaining proceeds will be applied toward further open-market purchases (or redemption) of existing indebtedness and as otherwise permitted by our indentures.

     On September 30, 2004, we closed on $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 ("2014 Convertible Notes"), offered at 83.9% of par. The 2014 Convertible Notes will be convertible into cash and into a variable number of shares of Calpine common stock based on a conversion value derived from the conversion price of $3.85 per share. The number of shares to be delivered upon conversion will be determined by the market price of Calpine common shares at the time of conversion. The conversion price of $3.85 per share represents a premium of approximately 23% over The New York Stock Exchange closing price of $3.14 per Calpine common share on September 27, 2004. The 2014 Convertible Notes will pay interest at a rate of 6%, except that in years three, four and five, in lieu of interest, the original principal amount of $839 per note will accrete daily beginning September 30, 2006, to the full principal amount of $1,000 per note at September 30, 2009. Upon conversion of the 2014 Convertible Notes, we will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock.

     Net proceeds from the 2014 Convertible Notes offering were used to redeem our HIGH TIDES I and HIGH TIDES II preferred securities on October 20, 2004, (see Note 15 of the Notes to Consolidated Condensed Financial Statements for more information regarding this redemption), and to repurchase other existing indebtedness through open-market and privately negotiated purchases, and as otherwise permitted by our indentures.

     As part of the 2014 Convertible Notes offering, we entered into a ten-year Share Lending Agreement with Deutsche Bank AG London ("DB London"), under which we have loaned to DB London 89 million shares of newly issued Calpine common stock (the "loaned shares") in exchange for a loan fee of $.001 per share. The entire 89 million shares were sold by DB London on September 30, 2004, at a price of $2.75 per share in a registered public offering. We did not receive any of the proceeds of the public offering. DB London is required to return the loaned shares to us no later than the end of the ten-year term of the Share Lending Agreement, or earlier under certain circumstances. Once loaned shares are returned, they may not be reborrowed under the Share Lending Agreement. Under the Share Lending Agreement, DB London is required to post and maintain collateral in the form of cash, government securities, certificates of deposit, high-grade commercial paper of U.S. issuers or money market shares at least equal to 100% of the market value of the loaned shares as security for the obligation of DB London to return the loaned shares to us.

     The Company's issuance of 89 million shares of its common stock pursuant to a the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, "Accounting for an Accelerated Share Repurchase Program," ("EITF Issue No. 99-7") which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133, and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Lending Agreement. We recorded the transaction in equity at the fair market value of the Calpine common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.

     Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased in calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned by the end of the agreement) is required. Further, EITF Issue No. 99-7 indicates that the "treasury stock transaction" would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, we have excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation.

     See Note 6 of the Notes to Consolidated Condensed Financial Statements for more information related to repurchases of various issuances of debt in the third quarter of 2004.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the indentures and credit agreement governing the various tranches of our second-priority secured indebtedness (collectively, the "Second Priority Secured Debt Instruments"). We have designated certain of our subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." The Company has designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second Priority Secured Debt Instruments. The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at September 30, 2004, and selected income statement information for the nine months ended September 30, 2004 (in thousands):

                                          Calpine
                                        Corporation
                                       And Restricted   Unrestricted
                                        Subsidiaries    Subsidiaries   Eliminations       Total
                                       --------------   ------------   ------------   --------------
Assets.............................    $  28,212,673    $   440,506    $  (222,260)   $  28,430,919
                                       =============    ===========    ===========    =============
Liabilities........................    $  23,165,345    $   255,087    $        --    $  23,420,432
                                       =============    ===========    ===========    =============

Total revenue......................... $   6,890,770    $    11,404     $   (8,468)   $   6,893,706
Total cost of revenue.................    (6,465,283)       (15,203)        10,186       (6,470,300)
Interest income.......................        31,126         21,453        (13,413)          39,166
Interest expense......................      (804,953)       (10,404)            --         (815,357)
Other.................................       271,172         (3,258)            --          267,914
                                       -------------    -----------    -----------    -------------
Net income.........................    $     (77,168)   $    3,992     $   (11,695)   $     (84,871)
                                       =============    ==========     ===========    =============

     Bankruptcy-Remote Subsidiaries -- Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. At September 30, 2004 these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, Power Contracting Finance, LLC, Power Contracting Finance III, LLC, Calpine Northbrook Energy Marketing, LLC, Calpine Northbrook Energy Marketing Holdings, LLC, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy I, Inc., Calpine King City Cogen LLC, Calpine Securities Company, L.P., a parent company of Calpine King City Cogen LLC, and Calpine King City, LLC, an indirect parent company of Calpine Securities Company, L.P.

     Indenture Compliance -- Our various indentures place conditions on our ability to issue indebtedness, including further limitations on the issuance of additional debt if our interest coverage ratio (as defined in the various indentures) is below 2:1. Currently, our interest coverage ratio (as so defined) is below 2:1 and, consequently, our indentures generally would not allow us to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by our subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as our interest coverage ratio is below 2:1, our indentures will limit our ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments.

     Asset Sales -- On January 15, 2004, we completed the sale of our 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority ("LCRA"). Under the terms of the agreement, we received a cash payment of $146.8 and recorded a pre-tax gain of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, our undivided interest in the Lost Pines facility was classified as "held for sale."

     On September 1, 2004, we, along with Calpine Natural Gas L.P., completed the sale of our Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent ("Bcfe") of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent ("MMcfe") per day of gas. Under the terms of the agreement, we received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million. Proceeds derived from this sale were applied as a mandatory paydown, pursuant to covenants governing asset sales, under our First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver.

     On September 2, 2004, we completed the sale of our Canadian natural gas reserves and petroleum assets. These Canadian assets represent approximately 221 Bcfe of proved reserves, producing approximately 61 MMcfed. Included in this sale was our 25 percent interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 MMcfed of production owned by the Calpine Natural Gas Trust. Under the terms of the agreement, we received cash payments of approximately Cdn$825.0 million, or approximately US $625 million, less adjustments of Cdn$15.6 million, to reflect a September 2, 2004, closing date. We recorded a pre-tax gain of approximately US$100.6 million on the sale of our Canadian assets. A portion of the proceeds derived from this sale were applied as a mandatory pay-down under our First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver, at which date the remaining obligations under these loan facilities were fully paid down and related letters of credit cash collateralized.

     As a result of the significant contraction in the availability of capital for participants in the energy sector, we have adopted a strategy of conserving our core strategic assets and disposing of certain less strategically important assets, which serves partially to strengthen our balance sheet through repayment of debt.

     Effective Tax Rate -- Our effective tax rate is significantly impacted by permanent items related to cross-border financings that are deductible for tax purposes but not for book income purposes. The sale of our Canadian oil and gas reserves (see Note 8 of the Notes to Consolidated Condensed Financial Statements for more information on this sale) caused a significant decrease in certain of these permanent items and a corresponding increase in our effective tax rate from our estimated tax rate for 2004 as of September 30, 2004. However, because of significant net operating loss carryforwards at September 30, 2004, we don't expect the change in the effective tax rate to have a material impact on cash taxes paid for 2004 or 2005.

     On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. In the nine months ended September 30, 2004, we recorded an additional tax expense of approximately $78.8 million, which was attributable to the repatriation of net cash proceeds from Canada to United States following the sale of oil and gas assets in Canada. While we continue to evaluate the impact of the provisions of The American Jobs Creation Act of 2004, we expect at this time to be able to record a reduction of approximately $66.9 million of this tax expense in the fourth quarter of 2004, most of which will be reflected in discontinued operations.

     Off-Balance Sheet Commitments -- In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the debt on the books of our unconsolidated investments in power projects is not reflected on our Consolidated Condensed Balance Sheet. At September 30, 2004, third-party investee debt was approximately $130.1 million. Based on our pro rata ownership share of each of the investments, our share would be approximately $45.7 million. However, all such debt is non-recourse to us. See Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity method investments in power projects and oil and gas properties.

     We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC ("AELLC"). AELLC owns the 160-megawatt Androscoggin Energy Center located in Maine and has construction debt of $58.6 million outstanding as of September 30, 2004. The debt is non-recourse to us (the "AELLC Non-Recourse Financing"). On September 30, 2004, and December 31, 2003, our investment balance was $15.9 million and $11.8 million, respectively, and the carrying value of our notes receivable, including accrued but unpaid interest, from AELLC was $23.1 million and $14.7 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default had occurred under the credit agreement for the AELLC Non-Recourse Financing, because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan by a certain date. AELLC has disputed the purported defaults. Also, the steam host for the AELLC project, International Paper Company ("IP"), filed a complaint against AELLC in October 2000, which resulted in a jury verdict of $41 million in favor of IP on November 3, 2004. See Notes 12 and 15 of the Notes to Consolidated Condensed Financial Statements. The litigation with IP has been a complicating factor in converting the construction debt to long term financing. As a result of these events, we reviewed our investment and notes receivable balances and believe that the assets are not impaired.

     Capital Spending -- Development and Construction

     Construction and development costs in process consisted of the following at September 30, 2004 (dollars in thousands):

                                                                           Equipment      Project
                                                    # of                  Included in   Development   Unassigned
                                                  Projects     CIP (1)        CIP          Costs      Equipment
                                                  --------  -----------   -----------   -----------   ----------
Projects in active construction...............       10     $ 2,935,248   $ 1,057,034   $        --   $      --
Projects in advanced development..............       11         671,594       529,475       122,769          --
Projects in suspended development.............        6         455,013       195,818        12,904          --
Projects in early development.................        2              --            --         8,952          --
Other capital projects........................       NA          45,564            --            --          --
Unassigned equipment..........................       NA              --            --            --      66,133
                                                            -----------   -----------   -----------   ---------
  Total construction and development costs....              $ 4,107,419   $ 1,782,327   $   144,625   $  66,133
                                                            ===========   ===========   ===========   =========
- ------------

     (1)  Construction in Progress ("CIP").

     Projects in Active Construction -- The 10 projects in active construction are estimated to come on line from February 2005 to November 2007. These projects will bring on line approximately 4,634 MW of base load capacity (5,244 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. One additional project, Goldendale, totaling 237 MW (271 MW with peaking capacity) that was in active construction at the beginning of the quarter went on line during the quarter. At September 30, 2004, the estimated funding requirements to complete these 10 projects, net of expected project financing proceeds, is approximately $0.4 billion.

     Projects in Advanced Development -- There are 11 projects in advanced development. These projects will bring on line approximately 5,585 MW of base load capacity (6,651 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on two projects for which development activities are complete but construction will not commence until a power purchase agreement and financing are obtained. At September 30, 2004, the estimated cost to complete the 11 projects in advanced development is approximately $3.7 billion. Our current plan is to project finance these costs as power purchase agreements are arranged.

     Suspended Development Projects -- Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 3,458 MW of base load capacity (3,938 MW with peaking capacity). At September 30, 2004, the estimated cost to complete the six projects is approximately $2.1 billion.

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

     Unassigned Equipment -- As of September 30, 2004, we had made progress payments on four turbines, one heat recovery steam generator, and other equipment with an aggregate carrying value of $66.1 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.

     Impairment Evaluation -- All projects including those in construction and development and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. We review our unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired.

     Risk Factor

     The following risk factor is listed as an addition to those disclosed in our Annual Report on Form 10-K/A, amendment 2.

     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks resulting from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accountants to attest to, our internal controls as required by Section 404 of the
Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are expending significant management and employee time and resources and incurring significant additional expense. While we have discovered a number of deficiencies to date that have required or will require remediation, we believe that we currently have adequate internal controls and that there are no remaining deficiencies that, individually or in the aggregate, constitute material weaknesses While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner, including completing our assessment by the filing deadline, our auditors might be required to disclaim an opinion on internal controls and investor confidence in our internal controls over financial reporting may be adversely effected.

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

     Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in hedging, balancing and optimization ("HBO") transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in megawatt hours ("MWh") for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

     Average cost of natural gas expressed in dollars per millions of Btu's of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu's of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company "equity" gas from Calpine Natural Gas L.P., which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu's of the fuel we consumed in our power plants for the period.

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

     The table below presents, the operating performance metrics discussed above.

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------   --------------------------------
                                                                    2004            2003             2004             2003
                                                              --------------  ----------------   --------------   ---------------
                                                                                      (In thousands)
Operating Performance Metrics:
  Total deliveries of power:
    MWh generated...........................................         29,390           25,449            72,522           62,069
    HBO and trading MWh sold................................         25,458           22,718            65,941           60,886
                                                              -------------   --------------     -------------    -------------
    MWh delivered...........................................         54,848           48,167           138,463          122,955
                                                              =============   ==============     =============    =============
  Average availability......................................             97%              98%               93%              91%
  Average baseload capacity factor:
    Average total MW in operation...........................         26,192           21,549            24,108           19,637
    Less: Average MW of pure peakers........................          2,951            2,889             2,951            2,599
                                                              -------------   --------------     -------------    -------------
    Average baseload MW in operation........................         23,241           18,660            21,157           17,038
    Hours in the period.....................................          2,208            2,208             6,576            6,552
    Potential baseload generation (MWh).....................         51,316           41,201           139,128          111,633
    Actual total generation (MWh)...........................         29,390           25,449            72,522           62,069
    Less: Actual pure peakers' generation (MWh).............            557              762             1,130            1,073
                                                              -------------   --------------     -------------    -------------
    Actual baseload generation (MWh)........................         28,883           24,687            71,392           60,996
    Average baseload capacity factor........................             56%              60%               51%              55%
Average heat rate for gas-fired power plants
  (excluding peakers) (Btu's/KWh):
    Not steam adjusted......................................          8,115            7,827             8,177            7,924
    Steam adjusted..........................................          7,140            7,159             7,152            7,202
  Average all-in realized electric price:
    Electricity and steam revenue...........................  $   1,671,147   $    1,416,866     $   4,230,004    $   3,563,193
    Spread on sales of purchased power for hedging and
     optimization...........................................         79,424            7,121           135,996           14,542
                                                              -------------   --------------     -------------    -------------
    Adjusted electricity and steam revenue (in thousands)...  $   1,750,571   $    1,423,987     $   4,366,000    $   3,577,735
    MWh generated (in thousands)............................         29,390           25,449            72,522           62,069
    Average all-in realized electric price per MWh..........  $       59.56   $        55.95     $       60.20    $       57.64
  Average cost of natural gas:
    Cost of oil and natural gas burned by power plants
     (in thousands).........................................  $   1,103,290   $      794,134     $   2,768,910    $   2,014,945
    Fuel cost elimination...................................         45,833           63,520           157,738          228,669
                                                              -------------   --------------     -------------    -------------
    Adjusted fuel expense...................................  $   1,149,123   $      857,654     $   2,926,648    $   2,243,614
    Million Btu's ("MMBtu") of fuel consumed by generating
     plants (in thousands)..................................        199,812          169,586           505,444          414,944
    Average cost of natural gas per MMBtu...................  $        5.75   $         5.06     $        5.79    $        5.41
    MWh generated (in thousands)............................         29,390           25,449            72,522           62,069
    Average cost of adjusted fuel expense per MWh...........  $       39.10   $        33.70     $       40.35    $       36.15
  Average spark spread:
    Adjusted electricity and steam revenue (in thousands)...  $   1,750,571   $    1,423,987     $   4,366,000    $   3,577,735
    Less: Adjusted fuel expense (in thousands)..............      1,149,123          857,654         2,926,648        2,243,614
                                                              -------------   --------------     -------------    -------------
    Spark spread (in thousands).............................  $     601,448   $      566,333     $   1,439,352    $   1,334,121
    MWh generated (in thousands)............................         29,390           25,449            72,522           62,069
    Average spark spread per MWh............................  $       20.46   $        22.25     $       19.85    $       21.49
    Add: Equity gas contribution(1).........................  $      27,554   $       41,407     $      97,555    $     149,585
    Spark spread with equity gas benefits (in thousands)....  $     629,002   $      607,740     $   1,536,907    $   1,483,706
    Average spark spread with equity gas benefits per MWh...  $       21.40   $        23.88     $       21.19    $       23.90
Average plant operating expense ("POX") per normalized MWh
  (We also show POX per actual MWh for comparison):
  Average total consolidated MW in operations...............         26,192           21,549            24,108           19,637
    Hours in the period.....................................          2,208            2,208             6,576            6,552
    Total potential MWh.....................................         57,832           47,580           158,534          129,133
    Normalized MWh (at 70% capacity factor).................         40,482           33,306           110,974           90,393
    Plant operating expense (POX)...........................  $     176,333   $      174,545     $     575,830    $     496,119
    POX per normalized MWh..................................  $        4.36   $         5.24     $        5.19    $        5.49
    POX per actual MWh......................................  $        6.00   $         6.86     $        7.94    $        7.99
- ------------

(1)  Equity gas contribution margin:

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------   --------------------------------
                                                                    2004            2003             2004             2003
                                                              --------------  ----------------   --------------   ---------------
                                                                                      (In thousands)
Oil and gas sales...........................................  $      17,687   $       16,578     $      47,472    $      45,394
Add: Fuel cost eliminated in consolidation..................         45,833           63,520           157,738          228,669
                                                              -------------   --------------     -------------    -------------
  Subtotal..................................................  $      63,520   $       80,098     $     205,210    $     274,063
Less: Oil and gas operating expense.........................         14,719           15,262            42,864           53,642
Less: Depletion, depreciation and amortization..............         21,247           23,429            64,791           70,836
                                                              -------------   --------------     -------------    -------------
Equity gas contribution margin..............................  $      27,554           41,407     $      97,555          149,585
MWh generated (in thousands)................................         29,390           25,449            72,522           62,069
Equity gas contribution margin per MWh......................  $        0.94   $         1.63     $        1.35    $        2.41

    The table below provides additional detail of total mark-to-market activity. For the three and nine months ended September 30, 2004 and 2003, mark-to-market activity, net consisted of (dollars in thousands):

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------   --------------------------------
                                                                    2004            2003             2004             2003
                                                              --------------  ----------------   --------------   ---------------
                                                                                      (In thousands)
Realized:
  Power activity
    "Trading Activity" as defined in EITF No. 02-03.........  $       9,412   $        8,581     $      39,258    $      33,243
    Other mark-to-market activity(1)........................           (434)          (8,935)           (6,378)          (8,935)
                                                              -------------   --------------     -------------    -------------
     Total realized power activity..........................  $       8,978   $         (354)    $      32,880    $      24,308
                                                              =============   ==============     =============    =============
  Gas activity
    "Trading Activity" as defined in EITF No. 02-03.........  $       9,679   $          261     $       9,548    $       5,872
    Other mark-to-market activity(1)........................             --               --                --               --
                                                              -------------   --------------     --------------   -------------
     Total realized gas activity............................  $       9,679   $          261     $       9,548    $       5,872
                                                              =============   ==============     =============    =============
Total realized activity:
    "Trading Activity" as defined in EITF No. 02-03.........  $      19,091   $        8,842     $      48,806    $      39,115
    Other mark-to-market activity(1)........................           (434)          (8,935)           (6,378)          (8,935)
                                                              -------------   --------------     -------------    -------------
     Total realized activity................................  $      18,657   $          (93)    $      42,428    $      30,180
                                                              =============   ==============     =============    =============
Unrealized:
  Power activity
    "Trading Activity" as defined in EITF No. 02-03.........  $     (16,934)  $      (15,920)    $     (40,803)   $     (29,031)
    Ineffectiveness related to cash flow hedges.............          1,142             (115)            1,268           (4,753)
    Other mark-to-market activity(1)........................           (240)          (1,087)          (13,015)          (1,087)
                                                              -------------   --------------     -------------    -------------
     Total unrealized power activity........................  $     (16,032)  $      (17,122)    $     (52,550)   $     (34,871)
                                                              =============   ==============     =============    =============
  Gas activity
    "Trading Activity" as defined in EITF No. 02-03.........  $      (8,508)  $       10,562     $     (11,610)   $      12,140
    Ineffectiveness related to cash flow hedges.............            777           (4,370)            6,540            3,810
    Other mark-to-market activity(1)........................             --               --                --               --
                                                              -------------   --------------     -------------    -------------
     Total unrealized gas activity..........................  $      (7,731)  $        6,192     $      (5,070)   $      15,950
                                                              =============   ==============     =============    =============
Total unrealized activity:
  "Trading Activity" as defined in EITF No. 02-03...........  $     (25,442)  $       (5,358)    $     (52,413)   $     (16,891)
  Ineffectiveness related to cash flow hedges...............          1,919           (4,485)            7,808             (943)
  Other mark-to-market activity(1)..........................           (240)          (1,087)          (13,015)          (1,087)
                                                              -------------   --------------     -------------    -------------
     Total unrealized activity..............................  $     (23,763)  $      (10,930)          (57,620)   $     (18,921)
                                                              =============   ==============     =============    =============
Total mark-to-market activity:
  "Trading Activity" as defined in EITF No. 02-03...........  $      (6,351)  $        3,484     $      (3,607)   $      22,224
  Ineffectiveness related to cash flow hedges...............          1,919           (4,485)            7,808             (943)
  Other mark-to-market activity(1)..........................           (674)         (10,022)          (19,393)         (10,022)
                                                              -------------   --------------     -------------    -------------
     Total mark-to-market activity..........................  $      (5,106)  $      (11,023)    $     (15,192)   $      11,259
                                                              =============   ==============     =============    =============
- ------------

(1)  Activity related to our assets but does not qualify for hedge accounting.

Overview

Summary of Key Activities

Finance - New Issuances

   Date            Amount                              Description
- ----------   ----------------   ------------------------------------------------
8/05/04       $250.0 million    CEM  entered  into  a letter  of credit facility
                                  with Deutsche Bank that expires October 2005
9/30/04       $785.0 million    Received  funding  on  offering  of 9 5/8% First
                                  Priority   Senior   Secured  Notes  due  2014,
                                  offered at 99.212% of par
9/30/04       $736.0 million    Received   funding  on  offering  of  Contingent
                                  Convertible  Notes  due 2014, offered at 83.9%
                                  of par
9/30/04       $255.0 million    Established  a new Cash Collateralized Letter of
                                  Credit Facility with Bayerische Landesbank


Finance - Repurchases/Retirements

    Date           Amount                                Description
- ----------   ----------------   ------------------------------------
7/1/04         $20.0 million    Exchanged   4.2  million  Calpine  common shares
                                  in  privately   negotiated   transactions  for
                                  approximately  $20.0  million  of par value of
7/04                              HIGH TIDES I - 9/04 $734.8 million Repurchased
                                  $734.8   million   in   principal   amount  of
                                  outstanding  Senior  Notes,  2023  Convertible
                                  Senior Notes, and HIGH TIDES III in exchange for $553.8 million in cash.

Other:

   Date                                      Description
- ----------   -------------------------------------------------------------------
7/27/04      Entered  into  a  five  year agreement with Snapping Shoals EMC for
               200 megawatts of capacity and energy
8/3/04       Signed  a  ten  year  power  sales commitment with Wisconsin Public
               Service  for  235  megawatts  of  capacity,  energy and ancillary services, subject to approval by the Public Service Commission of
               Wisconsin
9/1/04       Completed  sale  of  natural  gas reserves in the Colorado Piceance
               Basin  and  New  Mexico  San  Juan  Basin  for approximately $223 million
9/2/04       Completed  sale  of all Canadian natural gas reserves and petroleum assets for approximately Cdn$825 million (US$625 million)
9/30/04      Entered into a ten-year Share Lending Agreement, loaning 89 million shares  of  newly issued Calpine common stock to Deutsche Bank AG
               London

Power Plant Development and Construction:

   Date                Project                    Description
- ----------   ------------------------         --------------------
9/17/04      Goldendale Energy Center         Commercial Operation

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

     On December 12, 2002, the Administrative Law Judge ("ALJ") issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it will increase modestly, from approximately $6.2 million to $8.4 million, after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company has fully reserved the amount of refund liability that by its analysis would potentially be owed under the refund calculation clarification in the March 26 Order. The final determination of the refund liability is subject to further FERC proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. Thus the impact on the Company's business is uncertain at this time.

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission ("CPUC"), the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine's settlement resulted in a FERC order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.

     State of California, Ex. Rel. Bill Lockyer, Attorney General v. Federal Energy Regulatory Commission. On September 9, 2004, the Ninth Circuit Court of Appeals issued a decision on appeal of a Petition for Review of an order issued by FERC in FERC Docket No. EL02-71 wherein the Attorney General had filed a complaint (the "AG Complaint") under Sections 205 and 206 of the Federal Power Act (the "Act") alleging that parties who misreported or did not properly report market based transactions were in violation of their market based rate tariff and as a result were not accorded protection under section 206 of the Act from retroactive refund liability. The Ninth Circuit remanded the order to FERC for rehearing. FERC is required to determine whether refunds should be required for violation of reporting requirements prior to October 2, 2000. The proceeding on remand has not yet been established. In connection with its settlement agreement with various State of California entities (including the Attorney General), Calpine and its affiliates settled all claims related to the AG Complaint.

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

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company's Qualifying Facilities ("QF") contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 the Company's QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties") filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

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

     The change in fair value of outstanding commodity derivative instruments from January 1, 2004 through September 30, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004............  $    76,541
Cash losses recognized or otherwise settled during
  the period(1)...................................................       10,057
Non-cash losses recognized or otherwise settled during
  the period(2)...................................................      (27,152)
Changes in fair value attributable to new contracts...............        5,515
Changes in fair value attributable to price movements.............     (122,443)
                                                                    -----------
    Fair value of contracts outstanding at September 30, 2004(3)..  $   (57,482)
                                                                    ===========

Realized cash flow from fair value hedges(4)......................  $   109,544
- ----------

(1) Recognized losses from commodity cash flow hedges of $(61.2) million (represents realized value of cash flow hedge activity of $(46.5) million as disclosed in Note 9 of the Notes to Consolidated Condensed Financial Statements, net of non-cash OCI items relating to terminated derivatives of $7.0 million and equity method hedges of $7.7 million) and realized gains of $51.2 million on mark-to-market activity, (represents realized value of mark-to-market activity of $42.4 million, as reported in the Consolidated Condensed Statements of Operations under mark-to-market activities, net of $(8.8) million of non-cash realized mark-to-market activity).

(2) This represents the non-cash amortization of deferred items embedded in our derivative assets and liabilities.

(3) Net commodity derivative assets reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

(4) Not included as part of the roll-forward of net derivative assets and liabilities because changes in the hedge instrument and hedged item move in equal and offsetting directions to the extent the fair value hedges are perfectly effective.

     The fair value of outstanding derivative commodity instruments at September 30 based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

               Fair Value Source                             2004      2005-2006   2007-2008  After 2008     Total
- -----------------------------------------------------    -----------  -----------  ---------  ----------  -----------
Prices actively quoted................................   $   41,653   $  155,268   $     --   $      --   $  196,921
Prices provided by other external sources.............      (44,204)    (173,840)     5,720     (16,533)    (228,857)
Prices based on models and other valuation methods....           --        1,709      2,834     (30,089)     (25,546)
                                                         ----------   ----------   --------   ---------   ----------
  Total fair value....................................   $   (2,551)  $  (16,863)  $  8,554   $ (46,622)  $  (57,482)
                                                         ==========   ==========   ========   =========   ==========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30 and the period during which the instruments will mature are summarized in the table below (in thousands):

               Credit Quality                                2004      2005-2006   2007-2008  After 2008     Total
- -----------------------------------------------------    -----------  -----------  ---------  ----------  -----------
 (Based on Standard & Poor's Ratings
  as of September 30, 2004)
Investment grade......................................   $   (3,621)  $  (28,912)  $  8,936   $ (46,622)  $  (70,219)
Non-investment grade..................................        2,200       13,261         --          --       15,461
No external ratings...................................       (1,130)      (1,212)      (382)         --       (2,724)
                                                         ----------   ----------   --------   ---------   --=-------
  Total fair value....................................   $   (2,551)  $  (16,863)  $  8,554   $ (46,622)  $  (57,482)
                                                         ==========   ==========   ========   =========   ==========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

                                                Fair Value
                                                 After 10%
                                                  Adverse
                                 Fair Value     Price Change
                               -------------   --------------
At September 30, 2004:
  Electricity..............    $   (249,717)   $    (573,224)
  Natural gas..............         192,235          170,134
                               ------------    -------------
    Total..................    $    (57,482)   $    (403,090)
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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 24% from December 31, 2003, to September 30, 2004, while the total volume of open power derivative positions increased 46% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income ("OCI"), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of September 30, 2004, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and nine months ended September 30, 2004, have reflected this. See Notes 9 and 10 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI, respectively.

     Available-for-Sale Debt Securities -- Through September 30, 2004, we have exchanged 30.8 million Calpine common shares in privately negotiated transactions for approximately $152.5 million par value of HIGH TIDES I and HIGH TIDES II. We have also repurchased $115.0 million par value of HIGH TIDES III. At September 30, 2004, the repurchased HIGH TIDES are classified as available-for-sale and recorded at fair market value. HIGH TIDES I and II are recorded in Other Current Assets and HIGH TIDES III in Other Assets. See Note 15 of the Notes to Consolidated Condensed Financial Statements for more information on the redemption of HIGH TIDES I and II subsequent to September 30, 2004. The following tables present our different classes of debt securities held by expected maturity date and fair market value as of September 30, 2004, (dollars in thousands):

                          Weighted
                          Average
                          Interest
                            Rate        2004        2005        2006        2007        2008     Thereafter    Total
                          --------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
HIGH TIDES I...........    5.75%     $   77,500  $       --  $       --  $       --  $       --  $      --   $   77,500
HIGH TIDES II..........    5.50%         75,000          --          --          --          --         --       75,000
HIGH TIDES III.........    5.00%             --          --          --          --          --    115,000      115,000
                           =====     ----------  ----------  ----------  ----------  ----------  ---------   ----------
   Total...............              $  152,500  $       --  $       --  $       --  $       --  $ 115,000   $  267,500
                                     ==========  ==========  ==========  ==========  ==========  =========   ==========

                                        Fair
                                       Market
                                       Value
                                    -----------
HIGH TIDES I......................  $    77,500
HIGH TIDES II.....................       75,000
HIGH TIDES III....................      110,400
                                    -----------
  Total...........................  $   262,900
                                    ===========

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of September 30, 2004, (dollars in thousands):

    Variable to fixed Swaps

                                  Weighted Average     Weighted Average
                    Notional        Interest Rate        Interest Rate     Fair Market
 Maturity Date  Principal Amount        (Pay)              (Receive)          Value
- -------------------------------------------------- -----------------------------------
2011..........     $    58,178          4.5%       3-month US $LIBOR           (2,488)
2011..........         291,897          4.5%       3-month US $LIBOR          (12,547)
2011..........         209,833          4.4%       3-month US $LIBOR           (7,589)
2011..........          41,822          4.4%       3-month US $LIBOR           (1,513)
2011..........          39,612          6.9%       3-month US $LIBOR           (4,716)
2012..........         107,226          6.5%       3-month US $LIBOR          (13,206)
2016..........          21,330          7.3%       3-month US $LIBOR           (3,951)
2016..........          14,220          7.3%       3-month US $LIBOR           (2,635)
2016..........          42,660          7.3%       3-month US $LIBOR           (7,904)
2016..........          28,440          7.3%       3-month US $LIBOR           (5,269)
2016..........          35,550          7.3%       3-month US $LIBOR           (6,587)
                   -----------          ---                               -----------
  Total.......     $   890,768          5.2%                              $   (68,405)
                   ===========          ===                               ===========

    Fixed to Variable Swaps

                                 Weighted Average     Weighted Average
                    Notional      Interest Rate        Interest Rate       Fair Market
 Maturity Date  Principal Amount      (Pay)              (Receive)            Value
- --------------------------------------------------------------------------------------
2011..........     $   100,000   6-month US $LIBOR        8.5%            $    (5,252)
2011..........         100,000   6-month US $LIBOR        8.5%                 (3,549)
2011..........         200,000   6-month US $LIBOR        8.5%                 (7,437)
2011..........         100,000   6-month US $LIBOR        8.5%                 (6,353)
                   -----------                            ---             -----------
  Total.......     $   500,000                            8.5%            $   (22,591)
                   ===========                            ===             ===========

     The fair value of outstanding interest rate swaps and cross currency swaps and the fair value that would be expected after a one percent adverse interest rate change are shown in the table below (in thousands):

    Variable to Fixed Swaps

                                                 Fair Value After a
                                               1.0% (100 basis point)
Fair Value as of September 30, 2004         Adverse Interest Rate Change
- -----------------------------------         ----------------------------
         $   (68,405)                                 $ (118,545)

    Fixed to Variable Swaps

                                                 Fair Value After a
                                               1.0% (100 basis point)
Fair Value as of September 30, 2004         Adverse Interest Rate Change
- -----------------------------------         ----------------------------
         $   (22,591)                                 $  (49,925)

     Currency Exposure -- We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, "Foreign Currency
Translation," to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at September 30, 2004, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

                               Impact to Pre-Tax Net Income
                                After 10% Adverse Exchange
      Currency Exposure                 Rate Change
- ---------------------------    ----------------------------
          GBP-Euro                    $  (22,349)
          $Cdn-$US                       (12,357)
          $Cdn-Euro                       (1,512)

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

     Foreign Currency Transaction Gain (Loss)

     ThreeMonths Ended September 30, 2004, Compared to Three Months Ended September 30, 2003:

     The major components of our foreign currency transaction loss of $(12.4) million and our foreign currency transaction gain of $8.1 million for the three months ended September 30, 2004 and 2003, respectively, are as follows (amounts in millions):

                                                           2004          2003
                                                          ------        ------
Gain (Loss) from $Cdn-$US fluctuations:...............    $(7.4)         $9.3
Gain (Loss) from GBP-Euro fluctuations:...............     (4.1)         (2.1)
Gain (Loss) from other currency fluctuations:.........     (0.9)          0.8

     On September 3, 2004, in conjunction with the sale of our Canadian gas assets, our Canadian subsidiary distributed a portion of the sales proceeds to the U.S. parent company, which effectively reduced the size of our investment in our Canadian dollar denominated subsidiaries. As a result, the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries was reduced, creating additional $Cdn-$US exposure. Following the September 2, 2004, sale, the Canadian dollar strengthened considerably against the U.S. dollar, creating re-measurement losses on this exposure.

     The significant $Cdn-$US gain for the three months ended September 30, 2003, was driven primarily by the interest receivable on a large intercompany loan between a Calpine U.S. entity and a Calpine Canadian entity, denominated in Canadian dollars. The underlying loan is deemed to be a permanent investment, but the associated interest is generally settled between the two entities on a recurring basis, thereby requiring any re-measurement gains or losses to be recorded as a component of income.

     During the three months ended September 30, 2004 and 2003, respectively, the Euro strengthened against the GBP, triggering re-measurement losses associated with our Euro-denominated 8 3/8% Senior Notes Due 2008. These Senior Notes were issued by a Calpine subsidiary whose functional currency is GBP. As a result, when the Euro strengthened, the underlying debt was re-measured at a higher GBP value than in previous periods. The increase of the liability in GBP resulted in a foreign currency transaction loss under SFAS No. 52.

     Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003:

     The major components of our foreign currency transaction losses of $7.5 million and $36.2 million, respectively, for the nine months ended September 30, 2004 and 2003, respectively, are as follows (amounts in millions):

                                                           2004           2003
                                                          -------       -------
Gain (Loss) from $Cdn-$US fluctuations:...............    $(13.1)       $(25.6)
Gain (Loss) from GBP-Euro fluctuations:...............       6.5         (11.4)
Gain (Loss) from other currency fluctuations:.........      (0.9)          0.8

     The $Cdn-$US loss for the nine months ended September 30, 2004, was driven by two factors. First, we recognized re-measurement losses on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment during the first two quarters of 2004, as the Canadian dollar weakened against the U.S. dollar. Second, we recognized re-measurement losses during the third quarter of 2004 when the Canadian dollar strengthened after the sale of our Canadian gas assets and subsequent repatriation of a portion of the sales proceeds to the U.S. parent company reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries.

     The $Cdn-$US loss for the nine months ended September 30, 2003, was driven primarily by a significant strengthening of the Canadian dollar against the U.S. dollar during the first six months of 2003, at a time when the majority of our $Cdn-$US payable exposures were not designated as hedges of the net investment in our Canadian operations. The losses on these loans were partially offset by re-measurement gains recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment.

     During the nine months ended September 30, 2004, the Euro weakened against the GBP, triggering re-measurement gains associated with our Euro-denominated 8 3/8% Senior Notes Due 2008.

     During the nine months ended September 30, 2003, the Euro strengthened against the GBP, triggering re-measurement losses associated with these Senior Notes.

     Debt Financing -- Because of the significant capital requirements within our industry, debt financing is often needed to fund our growth. Certain debt instruments may affect us adversely because of changes in market conditions. We have used two primary forms of debt which are subject to market risk: (1)
Variable rate construction/project financing and (2) Other variable-rate instruments. Significant LIBOR increases could have a negative impact on our future interest expense. Our variable-rate construction/project financing is primarily through CalGen. New borrowings under our $200 million CalGen revolving credit agreement is used exclusively to fund the construction of the CalGen power plants still in construction. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2004. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (dollars in thousands):


                                                                          2004(8)     2005       2006        2007        2008
                                                                          -------   -------    -------    ----------    -------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A .............................    $1,138    $ 6,700    $ 7,482    $    8,132    $ 9,271
                                                                          ------    -------    -------    ----------    -------
    Total of 3-month US $LIBOR rate debt .............................     1,138      6,700      7,482         8,132      9,271
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit .................................        --      3,298         --            --         --
                                                                          ------    -------    -------    ----------    -------
    Total of 1-month EURLIBOR rate debt ..............................        --      3,298         --            --         --
1-month US $LIBOR weighted average interest rate basis (4)
  First Priority Secured Floating Rate Notes Due 2009 (CalGen) .......        --         --         --         1,175      2,350
  CalGen Revolver ....................................................        --         --         --        36,500         --
                                                                          ------    -------    -------    ----------    -------
    Total of 1-month US $LIBOR rate debt .............................        --         --         --        37,675      2,350
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011 (CalGen) .......        --         --         --            --         --
                                                                          ------    -------    -------    ----------    -------
    Total of 6-month US $LIBOR rate debt .............................        --         --         --            --         --
5-month US $LIBOR weighted average interest rate basis (4)
  Riverside Energy Center project financing ..........................        --      3,685      3,685         3,685      3,685
  Rocky Mountain Energy Center project financing .....................        --      2,649      2,649         2,649      2,649
                                                                          ------    -------    -------    ----------    -------
    Total of 6-month US $LIBOR rate debt .............................        --      6,334      6,334         6,334      6,334
(1)(4)
  First Priority Secured Institutional Term Loan Due 2009 (CCFC I) ...        --      3,208      3,208         3,208      3,208
  Second Priority Senior Secured Floating Rate Notes Due 2011
   (CCFC I) ..........................................................        --         --         --            --         --
                                                                          ------    -------    -------    ----------    -------
    Total of variable rate debt as defined at (1) below ..............        --      3,208      3,208         3,208      3,208
(2)(4)
  Second Priority Senior Secured Term Loan B Notes Due 2007 ..........     1,875      7,500      7,500       725,625         --
                                                                          ------    -------    -------    ----------    -------
    Total of variable rate debt as defined at (2) below ..............     1,875      7,500      7,500       725,625         --
(3)(4)
  Second Priority Senior Secured Floating Due 2007 ...................     1,250      5,000      5,000       483,750         --
  Blue Spruce Energy Center project financing ........................        --      1,875      3,750         3,750      3,750
                                                                          ------    -------    -------    ----------    -------
    Total of variable rate debt as defined at (3) below ..............     1,250      6,875      8,750       487,500      3,750
(5)(4)
   First Priority Secured Term Loans Due 2009 (CalGen) ...............        --         --         --         3,000      6,000
   Second Priority Secured Floating Rate Notes Due 2010 (CalGen) .....        --         --         --            --      3,200
   Second Priority Secured Term Loans Due 2010 (CalGen) ..............        --         --         --            --        500
                                                                          ------    -------    -------    ----------    -------
     Total of variable rate debt as defined at (5) below .............        --         --         --         3,000      9,700
                                                                          ------    -------    -------    ----------    -------
(6)(4)
  Island Cogen .......................................................        --      6,294         --            --         --
                                                                          ------    -------    -------    ----------    -------
    Total of variable rate debt as defined at (6) below ..............        --      6,294         --            --         --
                                                                          ------
(6)(4)
  Contra Costa .......................................................        --        168        175           182        190
                                                                          ------    -------    -------    ----------    -------
    Total of variable rate debt as defined at (6) below ..............        --        168        175           182        190
                                                                          ------    -------    -------    ----------    -------
     Grand total variable-rate debt instruments ......................    $4,263    $40,377    $33,449    $1,271,656    $34,803
                                                                          ------    =======    =======    ==========    =======

                                                                                          Fair Value
                                                                           Thereafter    9/30/2004(9)
                                                                           ----------    ------------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A .............................     $   95,235    $   127,958
                                                                           ----------    -----------
    Total of 3-month US $LIBOR rate debt .............................         95,235        127,958
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit .................................             --          3,298
                                                                           ----------    -----------
    Total of 1-month EURLIBOR rate debt ..............................             --          3,298
1-month US $LIBOR weighted average interest rate basis (4)
  First Priority Secured Floating Rate Notes Due 2009 (CalGen) .......        231,475        235,000
  CalGen Revolver ....................................................             --         36,500
                                                                           ----------    -----------
    Total of 1-month US $LIBOR rate debt .............................        231,475        271,500
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011 (CalGen) .......        680,000        680,000
                                                                           ----------    -----------
    Total of 6-month US $LIBOR rate debt .............................        680,000        680,000
5-month US $LIBOR weighted average interest rate basis (4)
  Riverside Energy Center project financing ..........................        353,760        368,500
  Rocky Mountain Energy Center project financing .....................        254,304        264,900
                                                                           ----------    -----------
    Total of 6-month US $LIBOR rate debt .............................        608,064        633,400
(1)(4)
  First Priority Secured Institutional Term Loan Due 2009 (CCFC I) ...        365,189        378,021
  Second Priority Senior Secured Floating Rate Notes Due 2011
   (CCFC I) ..........................................................        408,326        408,326
                                                                           ----------    -----------
    Total of variable rate debt as defined at (1) below ..............        773,515        786,347
(2)(4)
  Second Priority Senior Secured Term Loan B Notes Due 2007 ..........             --        742,500
                                                                           ----------    -----------
    Total of variable rate debt as defined at (2) below ..............             --        742,500
(3)(4)
  Second Priority Senior Secured Floating Due 2007 ...................             --        495,000
  Blue Spruce Energy Center project financing ........................        106,675        119,800
                                                                           ----------    -----------
    Total of variable rate debt as defined at (3) below ..............        106,675        614,800
(5)(4)
   First Priority Secured Term Loans Due 2009 (CalGen) ...............        591,000        600,000
   Second Priority Secured Floating Rate Notes Due 2010 (CalGen) .....        628,039        631,239
   Second Priority Secured Term Loans Due 2010 (CalGen) ..............         98,131         98,631
                                                                           ----------    -----------
     Total of variable rate debt as defined at (5) below .............      1,317,170      1,329,870
                                                                           ----------    -----------
(6)(4)
  Island Cogen .......................................................             --          6,294
                                                                           ----------    -----------
    Total of variable rate debt as defined at (6) below ..............             --          6,294

(6)(4)
  Contra Costa .......................................................          1,561          2,276
                                                                           ----------    -----------
    Total of variable rate debt as defined at (6) below ..............          1,561          2,276
                                                                           ----------    -----------
     Grand total variable-rate debt instruments ......................     $3,813,695    $ 5,198,243
                                                                           ==========    ===========
- ------------

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

(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)  Bankers Acceptance Rate.

(7)  Local Agency Fund.

(8)  For 3 months remaining in 2004. (9) Fair value equals carrying value.

New Accounting Pronouncements

     EITF 04-7

     An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must "absorb variability" of changes in the fair value of the VIE's underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability , and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7 : "Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity" ("EITF Issue No. 04-7") is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force's discussions on this Issue have centered around whether the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company's methodology used in making quantitative assessments of the variability of: the Company's joint venture investments: wholly owned subsidiaries that have issued preferred interests to third parties; wholly owned subsidiaries that have entered into operating leases of power plants that contain a fixed price purchase option; wholly owned subsidiaries that have entered into longer term power sales agreements with third parties; and the Company's investments in SPEs. However, until the EITF reaches a final consensus, the effects of this issue on the Company's financial statements is indeterminable.

     EITF 04-8

     On September 30, 2004, the EITF reached a final consensus on EITF Issue No. 04-8 ("EITF Issue No. 04-8"): "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The guidance in EITF Issue No. 04-8 is effective for periods ending after December 15, 2004, and must be applied by retroactively restating previously reported earnings per shares. The consensus requires companies that have issued contingently convertible instruments with a market price trigger to include the effects of the conversion in diluted earnings per share, regardless of whether the price trigger had been met. Prior to this consensus, contingently convertible instruments were not included in diluted earnings per share if the price trigger had not been met. Typically, the affected instruments are convertible into common stock of the issuer after the issuer's common stock price has exceeded a predetermined threshold for a specified time period. Our $634 million outstanding at September 30, 2004, of 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Senior Notes") and $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 ("2014 Convertible Notes") will be affected by the new guidance. This new guidance will accelerate the point at which the 2023 Convertible Senior Notes and the 2014 Convertible Notes would potentially impact diluted earnings per share, but once the trigger price is exceeded, there would be no additional dilution.

     SFAS No. 128-R

     FASB is expected to modify Statement of Financial Accounting Standards No. 128: Earnings Per Share ("SFAS No. 128") to make it consistent with International Accounting Standard No. 33, Earnings Per Share so earnings per share computations will be comparable on a global basis. The effective date is anticipated to coincide with the effective date of EITF Issue No. 04-8. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted earnings per share. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company's ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder's option, in cash or shares. Under the revised guidance, the FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require an assumption of share settlement when calculating diluted earnings per share. Our 2023 Convertible Senior Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion, during certain limited events of default, including bankruptcy. Additionally, the 2023 Convertible Senior Notes include a provision allowing us to meet a put with either cash or shares of stock. The revised guidance is expected to increase the potential dilution to our earnings per share, particularly when the price of our common stock is low, since the more dilutive of the calculations would be used considering both: (i) normal conversion assuming a combination of cash and a variable number of shares; and
(ii) conversion during certain limited events of default assuming 100% shares at the fixed conversion rate.

Summary of Dilution Potential of Our Contingent Convertible Notes: 2023 Convertible Senior Notes and 2014 Convertible Notes

     The table below assumes normal conversion for the 2014 Convertible Notes and the 2023 Convertible Senior Notes in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of Calpine common stock. The table shows only the potential impact of our two contingent convertible notes issuances and does not include the potential dilutive effect of HIGH TIDES III, the remaining 4% Convertible Senior Notes Due 2006 that can be put to the Company in December 2004 or employee stock options. Additionally, we are still assessing the potential impact of the SFAS No. 128-R exposure draft on our convertible issues. See Note 2 of the Notes to Consolidated Condensed Financial Statements for more information.

                                                                    2023
                                                    2014         Convertible
                                                Convertible        Senior
                                                   Notes           Notes
Size of issuance............................... $736,000,000    $ 633,775,000
Conversion price per share.....................        $3.85            $6.50
Conversion rate................................     259.7403         153.8462
Trigger price (20% over conversion price)......        $4.62            $7.80

Additional Shares

                                                        2023
         Future Calpine                2014          Convertible                                     Earnings
          Common Stock              Convertible        Senior         Share                         per Diluted
              Price                    Notes*           Notes         Subtotal   Share Increase        Share
- --------------------------------    ------------    ------------    ------------ --------------     -----------
$5.00                                 43,968,831              NA      43,968,831        9.9%           9.0%
$7.50                                 93,035,498      13,000,542     106,036,040       23.8%          19.2%
$10.00                               117,568,831      34,126,375     151,695,207       34.1%          25.4%
$20.00                               154,368,831      65,815,125     220,183,957       49.5%          33.1%
$100.00                              183,808,831      91,166,125     274,974,957       61.8%          38.2%
Basic earnings per share base at
  September 30, 2004............     445,092,147

     * In the case of the 2014 Convertible Notes, since the conversion value is set for any given common stock price, more shares would be issued when the accreted value is less than $1,000 than in the table above since the accreted value (initially $839 per bond) is paid in cash, and the balance of the conversion value is paid in shares. The incremental shares assuming conversion when the accreted value is only $839 per bond are shown in the table below:

         Future Calpine
          Common Stock                Incremental
              Price                      Shares
- --------------------------------      -----------
$5.00                                 23,719,200
$7.50                                 15,799,467
$10.00                                11,849,600
$20.00                                 5,924,800
$100.00                                1,184,960

     EITF 03-13

     At the September 29, 2004, EITF meeting, the EITF reached a tentative conclusion on Issue No. 03-13: Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and
(b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. FASB is expected to ratify the consensus at its November 2004 meeting with prospective application to transactions entered into after January 1, 2005. The Company considered the model outlined in EITF Issue No. 03-13 while evaluating the sales of the Canadian and Rockies disposal groups (see Note 8 for more information) and does not expect the new guidance to change the conclusions reached under the existing discontinued operations guidance in SFAS No. 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.

Item 4. Controls and Procedures.

     The Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company's Chairman, President and Chief Executive Officer along with the Company's Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The certificates required by this item are filed as Exhibit 31 to this Form 10-Q. See "Risk Factor" in the Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risks related to Section 404 of the Sarbanes-Oxley Act of 2002.

                          PART II -- OTHER INFORMATION

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

     Securities Class Action Lawsuits. Since March 11, 2002, 14 shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court for the Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta
v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these 11 actions are virtually identical--they are filed by three law firms, in conjunction with other law firms as co-counsel. All 11 lawsuits are purported class actions on behalf of purchasers of Calpine's securities between January 5, 2001 and December 13, 2001.

     The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine's financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.

     In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002 (the "Ser action"). The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine's 8.5% Senior Notes Due February 15, 2011 ("2011 Notes") and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine's financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.

     All 15 of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the Securities Act complaints raised in the bondholders' complaint, and the number of defendants named was reduced. On January 16, 2003, before the Company's response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine's role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine's dealings with Enron, and additional claims under Section 11 and Section 15 of the Securities Act relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.

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

     On November 21, 2003, Calpine and the individual defendants moved to dismiss the third amended complaint on the grounds that plaintiff's Section 11 claim was barred by the applicable one-year statute of limitations. On February 4, 2004, the judge denied the Company's motion to dismiss but has asked the parties to be prepared to file summary judgment motions to address the statute of limitations issue. The Company filed its answer to the third amended complaint on February 23, 2004.

     In a separate order dated February 4, 2004, the court denied without prejudice Mr. Ser's motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit ("P&F") moved to be appointed lead plaintiff, which motion was granted on May 14, 2004.

     In July 2004 the court issued an order for pretrial preparation establishing a trial date on November 7, 2005. On August 31, 2004, Calpine filed a motion for summary judgment to dismiss the consolidated securities class action lawsuits described above in Note 12. On November 3, 2004, the court issued an order denying such motion for summary judgment. Discovery is underway and a trial is scheduled for November 7, 2005. The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. A securities class action, Hawaii Structural Ironworkers Pension Fund v. Calpine, et al., was filed on March 11, 2003, against Calpine, its directors and certain investment banks in state superior court of San Diego County, California. The underlying allegations in the Hawaii Structural Ironworkers Pension Fund action ("Hawaii action") are substantially the same as the federal securities class actions described above. However, the Hawaii action is brought on behalf of a purported class of purchasers of Calpine's equity securities sold to public investors in its April 2002 equity offering. The Hawaii action alleges that the Registration Statement and Prospectus filed by Calpine which became effective on April 24, 2002, contained false and misleading statements regarding Calpine's financial condition in violation of Sections 11, 12 and 15 of the Securities Act. The Hawaii action relies in part on Calpine's restatement of certain past financial results, announced on March 3, 2003, to support its allegations. The Hawaii action seeks an unspecified amount of damages, in addition to other forms of relief.

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

     On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining the Company's motion to dismiss on the issue of plaintiff's standing. The court found that plaintiff had not shown that it had purchased Calpine stock "traceable" to the April 2002 equity offering. The court overruled the Company's motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004 ruling.

     On February 20, 2004, plaintiff filed an amended complaint, and in late March 2004 the Company and the individual defendants filed answers to this complaint. On April 9, 2004, the Company and the individual defendants filed motions to transfer the lawsuit to Santa Clara County Superior Court, which motions were granted on May 7, 2004. Limited document production has taken place. Negotiations have been taking place between counsel and further production of documents will occur once the court enters a protective order governing the use of confidential information in this action. The Company considers this lawsuit to be without merit and intends to continue to defend vigorously against it.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, a participant in the Calpine Corporation Retirement Savings Plan (the "401(k) Plan") filed a class action lawsuit in the United States District Court for the Northern District of California. The underlying allegations in this action ("Phelps action") are substantially the same as those in the securities class actions described above. However, the Phelps action is brought on behalf of a purported class of participants in the 401(k) Plan. The Phelps action alleges that various filings and statements made by Calpine during the class period were materially false and misleading, and that defendants failed to fulfill their fiduciary obligations as fiduciaries of the 401(k) Plan by allowing the 401(k) Plan to invest in Calpine common stock. The Phelps action seeks an unspecified amount of damages, in addition to other forms of relief. In May 2003 Lennette Poor-Herena, another participant in the 401(k) Plan, filed a substantially similar class action lawsuit as the Phelps action also in the Northern District of California. Plaintiffs' counsel is the same in both of these actions, and they have agreed to consolidate these two cases and to coordinate them with the consolidated federal securities class actions described above. On January 20, 2004, plaintiff James Phelps filed a consolidated ERISA complaint naming Calpine and numerous individual current and former Calpine Board members and employees as defendants. Pursuant to a stipulated agreement with plaintiff, Calpine filed its response, in the form of a motion to dismiss, on or about August 13, 2004. The Company considers this lawsuit to be without merit and intends to vigorously defend against it.

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

     Calpine Corporation v. Automated Credit Exchange. On March 5, 2002, Calpine sued Automated Credit Exchange ("ACE") in state superior court of Alameda County, California for negligence and breach of contract to recover reclaim trading credits, a form of emission reduction credits that should have been held in Calpine's account with U.S. Trust Company ("US Trust"). Calpine wrote off $17.7 million in December 2001 related to losses that it alleged were caused by ACE. Calpine and ACE entered into a Settlement Agreement on March 29, 2002, pursuant to which ACE made a payment to Calpine of $7 million and transferred to Calpine the rights to the emission reduction credits to be held by ACE. The Company recognized the $7 million as income in the second quarter of 2002. In June 2002 a complaint was filed by InterGen North America, L.P. ("InterGen") against Anne M. Sholtz, the owner of ACE, and EonXchange, another Sholtz-controlled entity, which filed for bankruptcy protection on May 6, 2002. InterGen alleges it suffered a loss of emission reduction credits from EonXchange in a manner similar to Calpine's loss from ACE. InterGen's complaint alleges that Anne Sholtz co-mingled assets among ACE, EonXchange and other Sholtz entities and that ACE and other Sholtz entities should be deemed to be one economic enterprise and all retroactively included in the EonXchange bankruptcy filing as of May 6, 2002. By a judgment entered on October 30, 2002, the bankruptcy court consolidated ACE and the other Sholtz controlled entities with the bankruptcy estate of EonXchange. Subsequently, the Trustee of EonXchange filed a separate motion to substantively consolidate Anne Sholtz into the bankruptcy estate of EonXchange. Although Anne Sholtz initially opposed such motion, she entered into a settlement agreement with the Trustee consenting to her being substantively consolidated into the bankruptcy proceeding. The bankruptcy court entered an order approving Anne Sholtz's settlement agreement with the Trustee on April 3, 2002. On July 10, 2003, Howard Grobstein, the Trustee in the EonXchange bankruptcy, filed a complaint for avoidance against Calpine, seeking recovery of the $7 million (plus interest and costs) paid to Calpine in the March 29, 2002 Settlement Agreement. The complaint claims that the $7 million received by Calpine in the Settlement Agreement was transferred within 90 days of the filing of bankruptcy and therefore should be avoided and preserved for the benefit of the bankruptcy estate. On August 28, 2003, Calpine filed its answer denying that the $7 million is an avoidable preference. Following two settlement conferences, on or about May 21, 2004, Calpine and the Trustee entered into a Settlement Agreement, whereby Calpine agreed to pay $5.85 million, which was approved by the Bankruptcy Court on June 16, 2004. On October 15, 2004, the preference lawsuit was dismissed with prejudice, given that Calpine had made the final settlement payment prior to that date. Additionally, the Trustee returned the original Stipulated Judgment to Calpine. Therefore, this matter has been fully concluded.

     International Paper Company v. Androscoggin Energy LLC. In October 2000 International Paper Company ("IP") filed a complaint in the United States District Court for the Northern District of Illinois against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties arising out of an amended Energy Services Agreement ("ESA") by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The steam price paid by IP under the ESA is derived from AELLC's cost of gas under its gas supply agreements. The Company acquired a 32.3% interest in AELLC as part of the SkyGen transaction which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

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

     The case recently proceeded to trial, and on November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. The verdict amount was based on calculations proffered by IP's damages expert, and AELLC is currently reviewing post-trial motions and appellate options. AELLC made an additional accrual to recognize the jury verdict and the Company recognized its 32.3% share."

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center ("Oneta"), which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta plant and that Calpine's actions have reduced the profits from Oneta plant thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding and past due. The note is collateralized by Panda's carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. The company filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and have also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The motion to dismiss is currently pending before the court. On August 17, 2004, the case was transferred to a different judge, which will likely delay the ruling on the motion to dismiss. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers Panda's lawsuit to be without merit and intends to defend vigorously against it. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against 20 energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company also has been named in eight other similar complaints for violations of Section 17200. All eight cases were removed from the various state courts in which they were originally filed to federal court for pretrial proceedings with other cases in which the Company is not named as a defendant. However, at the present time, the Company cannot estimate the potential loss, if any, that might arise from this matter. The Company considers the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs have appealed.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other
Section 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources.

     Upon motion from another newly added defendant, Millar was recently removed to federal court. It has now been transferred to the same judge that is presiding over the other Section 17200 cases described above, where it will be consolidated with such cases for pretrial purposes. The Company anticipates filing a timely motion for dismissal of Millar as well.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001. Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, which seeks a refund, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the power market was dysfunctional and that they are unjust and unreasonable. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC the relief that it was seeking. FERC dismissed the complaint in an order issued on June 26, 2003, and subsequently denied rehearing of that order. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit.

     Transmission  Service  Agreement  with Nevada Power  Company.  On March 16,
2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements ("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by Fireman's Fund Insurance Company ("FFIC"). The Centennial Project
involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") is scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine has filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement ("PPA") with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003. Calpine also has taken the position that if NPC does not execute a PPA with MEC, it will terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of certain costs incurred by NPC in connection with the second phase of the project (approximately $4.5 million in total to date) among the three customers to be served. At this time, Calpine is unable to predict the final outcome of this proceeding or its impact on Calpine.

     The bond issued by FFIC, by its terms, expired on May 1, 2004. On or about April 27, 2004, NPC asserted to FFIC that Calpine had committed a default under the bond by failing to agree to renew or replace the bond upon its expiration and made demand on FFIC for the full amount of the surety bond, $33,333,333. On April 29, 2004, FFIC filed a complaint for declaratory relief in state superior court of Marin County, California in connection with this demand. If FFIC is successful in its petition, it will be entitled to recover its costs associated with bringing this action.

     FFIC's superior court complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court were to determine that FFIC does have an obligation to make payment, FFIC asked that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine filed an answer denying the allegations of the complaint and asserting affirmative defenses, including that it has fully performed its obligations under the TSA and surety bond. NPC filed a motion to quash service for lack of personal jurisdiction in California.

     On September 3, 2004, the superior court granted NPC's motion, and NPC was dismissed from the proceeding. Subsequently, FFIC agreed to dismiss the complaint as to Calpine. On September 30, 2004 NPC filed a complaint in state district court of Clark County, Nevada against Calpine, Moapa Energy Center, LLC, FFIC and unnamed parties alleging, among other things, breach by Calpine of its obligations under the TSA and breach by FFIC of its obligations under the surety bond. At this time, Calpine is unable to predict the outcome of this proceeding.

     Calpine Canada Natural Gas Partnership v. Enron Canada Corp. On February 6, 2002, Calpine Canada Natural Gas Partnership ("Calpine Canada") filed a complaint in the Alberta Court of Queens Branch alleging that Enron Canada Corp. ("Enron Canada") owed it approximately US$1.5 million from the sale of gas in connection with two Master Firm gas Purchase and Sale Agreements. To date, Enron Canada has not sought bankruptcy relief and has counterclaimed in the amount of US$18 million. Discovery is currently in progress, and the Company believes that Enron Canada's counterclaim is without merit and intends to vigorously defend against it.

     Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company ("NESCO"). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to ensure payment of these fees.

     Calpine Energy Services v Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia Power Partners, LLC ("APP") which company owns the Acadia Energy Center near Eunice, Louisiana (the "Facility"). A Cleco Corp subsidiary owns the remaining 50% of APP. Calpine Energy Services, LP ("CES") is the purchaser under two power purchase agreements with APP, which agreements entitle CES to all of the Facility's capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and APP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions APP disagrees. Accordingly, the parties are engaging in the initial alternative dispute resolution steps set forth in the power purchase agreements. It is possible that the dispute will result in binding arbitration pursuant to the agreements if a settlement is not reached. In addition, CES and APP are discussing certain billing calculation disputes, which relate to operating efficiency. The period of time for these disputes is also at issue, and could range from six months to June 2002 (commercial operation date of plant). It is expected that the parties will be able to resolve these disputes, and that APP will owe CES approximately $800,000 to $2.5 million.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 1, 2004, the Company issued 4.2 million unregistered shares of its common stock in exchange for $20.0 million par value of HIGH TIDES I, which are exchangeable for common stock. All of the shares of Calpine common stock issued in exchange for the HIGH TIDES were issued without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 3(a)(9) thereof. On September 30, 2004, the Company repurchased par value of $115.0 million HIGH TIDES III, which are exchangeable for common stock.

     The following table sets forth the total units of HIGH TIDES purchased by the Company during the third quarter:

                                                           Total Number of      Maximum Number
                                                          Units Purchased as   of Units that May
                                                           Part of Publicly    Yet Be Purchased
                    Total Number of  Average Price Paid    Announced Plans      Under the Plans
      Period        Units Purchased     Per Share           or Programs         or Programs
- -----------------  ----------------  ------------------   -----------------    ----------------
7/1/04-7/31/04           400,000        $  50.68                 --                   --
8/1/04-8/31/04                --              --                 --                   --
9/1/04-9/30/04         2,300,000        $  48.50                 --                   --

     On September 30, 2004, the Company also repurchased $266.2 million in principal amount of its 4.75% Contingent Convertible Senior Notes Due 2023 ("2023 Convertible Senior Notes"), which are convertible into common stock. The following table sets forth the total units of 2023 Convertible Senior Notes purchased by the Company during the third quarter:

                                                           Total Number of      Maximum Number
                                                          Units Purchased as   of Units that May
                                                           Part of Publicly    Yet Be Purchased
                    Total Number of  Average Price Paid    Announced Plans      Under the Plans
      Period        Units Purchased     Per Note            or Programs         or Programs
- -----------------  ----------------  ------------------   -----------------    ----------------
7/1/04-7/31/04              --                --                 --                   --
8/1/04-8/31/04              --                --                 --                   --
9/1/04-9/30/04         266,225          $ 665.02                 --                   --

Item 6. Exhibits

     The  following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

    Exhibit
    Number                                       Description
- ------------   -----------------------------------------------------------------

*3.1      Amended  and  Restated   Certificate  of   Incorporation   of  Calpine
          Corporation, as amended through June 2, 2004.(a)

*3.2      Amended and Restated By-laws of Calpine Corporation.(b)

*4.1 Indenture, dated as of September 30, 2004, between Calpine Corporation and Wilmington Trust Company, as Trustee, relating to $785,000,000 in aggregate principal amount of 9.625% First Priority Senior Secured Notes due 2014, including form of Notes.(c)

*4.2.1 Indenture, dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

*4.2.2 First Supplemental Indenture, dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

*4.2.3 Second Supplemental Indenture, dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee, relating to $736,000,000 in aggregate principal amount at maturity of Contingent Convertible Notes due 2014, including form of Notes.(f)

*4.3.1 Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(g)

*4.3.2 Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and EquiServe Trust Company, N.A., as Rights Agent.(f)

4.4       Memorandum and Articles of Association  of Calpine  (Jersey)  Limited.
          (h)

*10.1 Share Lending Agreement, dated as of September 28, 2004, among Calpine Corporation, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary.(f)

*10.2 Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Pogo Producing Company dated July 1, 2004.(i)

*10.3 Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Bill Barrett Corporation dated July 1, 2004.(i)

*10.4 Asset and Trust Unit Purchase and Sale Agreement among Calpine Canada Natural Gas Partnership and Calpine Energy Holdings Limited and Calpine Corporation and PrimeWest Gas Corp. and PrimeWest Energy Trust dated July 1, 2004.(i)

*10.5.1 Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(j)

+10.5.2 Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and The Bank of Nova Scotia, as Administrative Agent.

+10.6 Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer.

+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302of the Sarbanes-Oxley Act of 2002.

+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

+99.1 Term Debenture, issued August 23, 2001, by Calpine Canada Resources Ltd., to Calpine Canada Energy Finance II ULC.
- ----------

+    Filed herewith.

*    Incorporated by reference.

(a) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on October 6, 2004.

(d) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(e) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(f) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form 8-A/A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(h) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish a copy of such document to the SEC upon request.

(i) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K/A filed with the SEC on September 14, 2004.

(j) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Calpine Corporation

                               By:/s/ ROBERT D. KELLY
                                  --------------------------
                                  Robert D. Kelly
                                  Executive Vice President and
                                  Chief Financial Officer
                                 (Principal Financial Officer)

      Date: November 9, 2004

                               By:/s/ CHARLES B. CLARK, JR.
                                  --------------------------
                                  Charles B. Clark, Jr.
                                  Senior Vice President and Corporate
                                  Controller (Principal Accounting Officer)

      Date: November 9, 2004

The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

Exhibit
 Number                          Description
- --------  ----------------------------------------------------------------------
*3.1      Amended  and  Restated   Certificate  of   Incorporation   of  Calpine
          Corporation, as amended through June 2, 2004.(a)

*3.2      Amended and Restated By-laws of Calpine Corporation.(b)

*4.1 Indenture, dated as of September 30, 2004, between Calpine Corporation and Wilmington Trust Company, as Trustee, relating to $785,000,000 in aggregate principal amount of 9.625% First Priority Senior Secured Notes due 2014, including form of Notes.(c)

*4.2.1 Indenture, dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

*4.2.2 First Supplemental Indenture, dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

*4.2.3 Second Supplemental Indenture, dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee, relating to $736,000,000 in aggregate principal amount at maturity of Contingent Convertible Notes due 2014, including form of Notes.(f)

*4.3.1 Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(g)

*4.3.2 Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and EquiServe Trust Company, N.A., as Rights Agent.(f)

4.4       Memorandum and Articles of Association  of Calpine  (Jersey)  Limited.
          (h)

*10.1 Share Lending Agreement, dated as of September 28, 2004, among Calpine Corporation, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary.(f)

*10.2 Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Pogo Producing Company dated July 1, 2004.(i)

*10.3 Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Bill Barrett Corporation dated July 1, 2004.(i)

*10.4 Asset and Trust Unit Purchase and Sale Agreement among Calpine Canada Natural Gas Partnership and Calpine Energy Holdings Limited and Calpine Corporation and PrimeWest Gas Corp. and PrimeWest Energy Trust dated July 1, 2004.(i)

*10.5.1 Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(j)

+10.5.2 Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and The Bank of Nova Scotia, as Administrative Agent.

+10.6 Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer.

+31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302of the Sarbanes-Oxley Act of 2002.

+32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

+99.1 Term Debenture, issued August 23, 2001, by Calpine Canada Resources Ltd., to Calpine Canada Energy Finance II ULC.
- ----------

+    Filed herewith.

*    Incorporated by reference.

(a) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on October 6, 2004.

(d) Incorporated by reference to Calpine Corporation's Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(e) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(f) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g) Incorporated by reference to Calpine Corporation's Registration Statement on Form 8-A/A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(h) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish a copy of such document to the SEC upon request.

(i) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K/A filed with the SEC on September 14, 2004.

(j) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.