Form 10-Q/A
period 2004-09-30
CALPINE CORP
filed 2005-04-14
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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

EXPLANATORY NOTE
      This Amendment No. 1 to the Quarterly Report on Form 10-Q for Calpine Corporation (“Calpine”) for the quarter ended September 30, 2004 is being filed to restate our Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2004 to correct errors in recording the tax provisions on income from continuing operations and within income from discontinued operations, net of tax, which had the effect of increasing net income and decreasing the net loss in the three and nine months ended September 30, 2004, respectively. This Amendment No. 1 also contains corrections to the tax provisions between continuing operations and discontinued operations for the three and nine months ended September 30, 2003, which did not affect net income or loss in such prior periods. See Note 2 “Restatement of Prior Period Financial Statements” to the consolidated condensed financial statements for further details. The financial statements and financial disclosures contained herein are consistent with the annual consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2004 and December 31, 2003

	September 30,	December 31,
	2004	2003

	Restated(1)
	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,487,822	$991,806
Accounts receivable, net	1,090,073	988,947
Margin deposits and other prepaid expense	371,679	385,348
Inventories	155,901	137,740
Restricted cash	935,990	383,788
Current derivative assets	416,930	496,967
Current assets held for sale	—	2,565
Other current assets	270,621	89,593

Total current assets	4,729,016	3,476,754

Restricted cash, net of current portion	150,020	575,027
Notes receivable, net of current portion	223,590	213,629
Project development costs	144,625	139,953
Investments in power projects and oil and gas properties	392,611	444,150
Deferred financing costs	434,986	400,732
Prepaid lease, net of current portion	394,778	414,058
Property, plant and equipment, net	20,620,243	19,478,650
Goodwill, net	45,160	45,160
Other intangible assets, net	83,922	89,924
Long-term derivative assets	587,000	673,979
Long-term assets held for sale	—	743,149
Other assets	624,968	608,767

Total assets	$28,430,919	$27,303,932

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS — (Continued)

	September 30,	December 31,
	2004	2003

	Restated(1)
	(Unaudited)
	(In thousands, except share
	and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,099,430	$938,644
Accrued payroll and related expense	78,915	96,693
Accrued interest payable	365,850	321,176
Income taxes payable	9,224	18,026
Notes payable and borrowings under lines of credit, current portion	210,603	254,292
Notes payable to Calpine Capital Trusts, current portion	636,000	—
Preferred interests, current portion	9,040	11,220
Capital lease obligation, current portion	7,923	4,008
CCFC I financing, current portion	3,208	3,208
Construction/project financing, current portion	62,839	61,900
Convertible Senior Notes Due 2006, current portion	72,126	—
Senior notes and term loans, current portion	198,409	14,500
Current derivative liabilities	524,025	456,688
Current liabilities held for sale	—	221
Other current liabilities	485,805	334,827

Total current liabilities	3,763,397	2,515,403

Notes payable and borrowings under lines of credit, net of current portion	781,017	873,571
Notes payable to Calpine Capital Trusts, net of current portion	517,500	1,153,500
Preferred interests, net of current portion	138,068	232,412
Capital lease obligation, net of current portion	283,442	193,741
CCFC I financing, net of current portion	783,139	785,781
CalGen/ CCFC II financing	2,431,370	2,200,358
Construction/project financing, net of current portion	1,697,540	1,209,506
Convertible Senior Notes Due 2006, net of current portion	—	660,059
Convertible Notes Due 2014	617,504	—
Convertible Senior Notes Due 2023	633,775	650,000
Senior notes and term loans, net of current portion	9,339,577	9,369,253
Deferred income taxes, net	1,220,754	1,310,335
Deferred lease incentive	—	50,228
Deferred revenue	112,087	116,001
Long-term derivative liabilities	641,280	692,088
Long-term liabilities held for sale	—	17,828
Other liabilities	333,877	241,723

Total liabilities	23,294,327	22,271,787

Minority interests	371,945	410,892

Stockholders’ equity:
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2004 and 2003	—	—
Common stock, $.001 par value per share; authorized 1,000,000,000 shares at December 31, 2003, and 2,000,000,000 shares at September 30, 2004; issued and outstanding 534,092,147 shares in 2004 and 415,010,125 shares in 2003	534	415
Additional paid-in capital	3,137,912	2,995,735
Additional paid-in capital, loaned shares	258,100	—
Additional paid-in capital, returnable shares	(258,100)	—
Retained earnings	1,609,745	1,568,509
Accumulated other comprehensive income	16,456	56,594

Total stockholders’ equity	$4,764,647	$4,621,253

Total liabilities and stockholders’ equity	$28,430,919	$27,303,932

(1)	See Note 2 to Consolidated Financial Statements regarding the restatement of financial statements.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	Restated(1)		Restated(1)
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Electric generation and marketing revenue
Electricity and steam revenue	$1,671,147	$1,416,866	$4,230,004	$3,563,193
Transmission sales revenue	4,427	3,952	14,152	13,239
Sales of purchased power for hedging and optimization	430,576	843,013	1,307,256	2,269,102

Total electric generation and marketing revenue	2,106,150	2,263,831	5,551,412	5,845,534
Oil and gas production and marketing revenue Oil and gas sales	17,687	16,578	47,472	45,394
Sales of purchased gas for hedging and optimization	423,733	305,706	1,258,441	961,652

Total oil and gas production and marketing revenue	441,420	322,284	1,305,913	1,007,046
Mark-to-market activities, net	(5,106)	(11,023)	(15,192)	11,259
Other revenue	14,736	81,496	51,573	97,596

Total revenue	2,557,200	2,656,588	6,893,706	6,961,435

Cost of revenue:
Electric generation and marketing expense
Plant operating expense	181,907	180,772	575,830	496,119
Transmission purchase expense	25,229	11,108	61,880	37,491
Royalty expense	8,488	7,022	21,321	18,840
Purchased power expense for hedging and optimization	351,151	835,892	1,171,260	2,254,560

Total electric generation and marketing expense	566,775	1,034,794	1,830,291	2,807,010
Oil and gas operating and marketing expense
Oil and gas operating expense	14,719	15,263	42,864	53,642
Purchased gas expense for hedging and optimization	429,373	293,241	1,243,781	941,312

Total oil and gas operating and marketing expense	444,092	308,504	1,286,645	994,954
Fuel expense	1,097,650	806,598	2,783,570	2,035,285
Depreciation, depletion and amortization expense	149,288	131,001	420,405	373,128
Oil and gas impairment	—	—	645	—
Operating lease expense	25,805	28,439	80,567	84,298
Other cost of revenue	19,187	8,380	68,177	20,501

Total cost of revenue	2,302,797	2,317,716	6,470,300	6,315,176

Gross profit	254,403	338,872	423,406	646,259
Loss (income) from unconsolidated investments in power projects and oil and gas properties	10,859	(4,110)	11,663	(68,584)
Equipment cancellation and impairment cost	7,820	632	10,187	19,940
Long-term service agreement cancellation charge	7,580	—	7,580	—
Project development expense	3,366	2,979	15,114	14,137
Research and development expense	3,982	2,849	12,921	7,709
Sales, general and administrative expense	58,377	49,426	170,990	142,841

Income from operations	162,419	287,096	194,951	530,216
Interest expense	293,639	198,686	815,357	483,238
Distributions on trust preferred securities	—	15,297	—	46,610
Interest income	(17,185)	(10,742)	(39,166)	(27,780)
Minority interest expense	9,990	2,569	23,149	10,182
Income from repurchase of various issuances of debt	(167,154)	(207,238)	(170,548)	(214,001)

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	Restated(1)		Restated(1)
	(In thousands, except per share amounts)
	(Unaudited)
Other expense (income)	23,321	9,513	(177,088)	64,570

Income (loss) before provision (benefit) for income taxes	19,808	279,011	(256,753)	167,397
Provision (benefit) for income taxes	5,221	102,481	(106,039)	59,811

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	14,587	176,530	(150,714)	107,586
Discontinued operations, net of tax provision (benefit) of $76,737, $(61,354), $53,768, and $(45,612)	126,538	61,252	191,949	54,285
Cumulative effect of a change in accounting principle, net of tax provision of $—, $—, $— and $450	—	—	—	529

Net income (loss)	$141,125	$237,782	$41,235	$162,400

Basic earnings (loss) per common share:
Weighted average shares of common stock outstanding	444,380	388,161	425,682	383,447
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$0.03	$0.45	$(0.35)	$0.28
Discontinued operations, net of tax	$0.29	$0.16	$0.45	$0.14
Cumulative affect of a change in accounting principle, net of tax	$—	$—	$—	$—

Net income (loss)	$0.32	$0.61	$0.10	$0.42

Diluted earnings per common share:
Weighted average shares of common stock outstanding before dilutive effect of certain convertible securities	446,922	394,950	425,682	388,622
Income (loss) before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change in accounting principle	$0.03	$0.45	$(0.35)	$0.28
Dilutive effect of certain convertible securities	—	(0.06)	—	—

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	0.03	0.39	(0.35)	0.28
Discontinued operations, net of tax	0.29	0.12	0.45	0.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—

Net income (loss)	$0.32	$0.51	$0.10	$0.42

(1)	See Note 2 to Consolidated Financial Statements regarding the restatement of financial statements.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended
	September 30,

	2004	2003

	Restated(2)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$41,235	$162,400
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization(1)	598,856	489,431
Deferred income taxes, net	(52,272)	204,900
(Gain) loss on sale of assets and development cost write-offs, net	(348,053)	6,606
Gain on repurchase of debt	(170,548)	(192,296)
Equipment cancellation and impairment cost	10,187	19,940
Stock compensation expense	15,190	12,028
Foreign exchange losses	7,521	36,234
Mark-to-market loss and other non-cash derivative activity	40,782	2,535
Loss (income) from unconsolidated investments in power projects and oil and gas properties	11,663	(68,584)
Distributions from unconsolidated investments in power projects	22,263	125,679
Other	64,386	10,505
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(104,787)	(161,262)
Other current assets	(1,202)	(150,573)
Other assets	(66,224)	(142,530)
Accounts payable and accrued expense	218,862	(197,586)
Other liabilities	(57,989)	13,905

Net cash provided by operating activities	229,870	171,332

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,184,352)	(1,523,643)
Disposals of property, plant and equipment	1,151,246	15,255
Acquisitions, net of cash acquired	(187,786)	(6,818)
Advances to joint ventures	(8,833)	(51,945)
Project development costs	(23,605)	(30,184)
Sale of collateral securities	93,963	—
Repurchase of High Tides	(111,550)	—
Increase in restricted cash	(124,153)	(258,255)
Decrease (increase) in notes receivable	9,979	(13,708)
Other	3,157	32,717

Net cash used in investing activities	(381,934)	(1,836,581)

CALPINE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

	Restated(2)
	(In thousands)
	(Unaudited)
Cash flows from financing activities:
Borrowings from notes payable and borrowings under lines of credit	97,191	1,323,618
Repayments of notes payable and borrowings under lines of credit	(328,943)	(1,750,866)
Borrowings from project financing	3,477,854	1,369,900
Repayments of project financing	(2,942,272)	(1,395,788)
Repayments and repurchases of Senior Notes	(630,275)	(906,308)
Repurchase of 4% Convertible Senior Notes	(586,926)	(101,887)
Proceeds from issuance of Convertible Senior Notes	867,504	—
Proceeds from issuance of Senior Notes	878,815	3,500,000
Proceeds from income trust offering	—	126,462
Proceeds from issuance of common stock	95	8,184
Proceeds from King City financing transaction	—	82,000
Financing costs	(175,802)	(244,069)
Other	(23,538)	35,243

Net cash provided by financing activities	633,703	2,046,489

Effect of exchange rate changes on cash and cash equivalents	14,377	8,946
Net increase in cash and cash equivalents	496,016	390,186
Cash and cash equivalents, beginning of period	991,806	579,486

Cash and cash equivalents, end of period	$1,487,822	$969,672

Cash paid during the period for:
Interest, net of amounts capitalized	$674,875	$322,051
Income taxes	$21,863	$12,481

(1)	Includes depreciation and amortization that is charged to cost of revenue, discontinued operations and also included within sales, general and administrative expense and to interest expense in the Consolidated Condensed Statements of Operations.

(2)	See Note 2 to Consolidated Financial Statements regarding the restatement of financial statements.
      Schedule of noncash investing and financing activities:
      2004 issuance of 24.3 million shares of common stock in exchange for $40.0 million par value of HIGH TIDES I and $75.0 million par value of HIGH TIDES II.
      2004 capital lease entered into for the King City facility for an initial asset balance of $114.9 million.
      2004 issuance of 89 million shares of Calpine common stock pursuant to a Share Lending Agreement. See Note 7 for more information regarding the 89 million shares issued.
      2004 acquired the remaining 50% interest in the Aries Power Plant for $3.7 million cash and $220.0 million of assumed liabilities, including debt of $173.2 million.
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

2.	Restatement of Prior Period Financial Statements
      Subsequent to the issuance of the Company’s financial statements for the quarterly period ended September 30, 2004, the Company determined that it: (1) incorrectly calculated the amount of taxes related to $225 million of funds repatriated from Canada; (2) recorded taxes on income from discontinued operations using the statutory rate rather than a lower effective rate reflecting certain permanent differences; and (3) made certain errors in calculating the effective rate on income from continuing operations. As a result, the Company has restated the accompanying consolidated condensed financial statements for the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 from amounts previously reported to properly account for income taxes as follows (in thousands):

	Income	Adjustments
	Statement as	to Reflect	Income
	Previously	Correct Tax	Statement
	Reported	Entries	as Restated

Three Months Ended September 30, 2004
Income (loss) before provision (benefit) for income taxes	$19,808	$—	$19,808
Provision (benefit) for income taxes	67,340	(62,119)	5,221

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(47,532)	62,119	14,587
Discontinued operations, net of tax	62,551	63,987	126,538

Net income (loss)	$15,019	$126,106	$141,125

Basic earnings per share	$0.03	$0.29	$0.32
Diluted earnings per share	$0.03	$0.29	$0.32

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Income	Adjustments
	Statement as	to Reflect	Income
	Previously	Correct Tax	Statement
	Reported	Entries	as Restated

Nine Months Ended September 30, 2004
Income (loss) before provision (benefit) for income taxes	$(256,753)	$—	$(256,753)
Provision (benefit) for income taxes	(81,955)	(24,084)	(106,039)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	(174,798)	24,084	(150,714)
Discontinued operations, net of tax	89,927	102,022	191,949

Net income (loss)	$(84,871)	$126,106	$41,235

Basic earnings per share	$(0.20)	$0.30	$0.10
Diluted earnings per share	$(0.20)	$0.30	$0.10
Three Months ended September 30, 2003
Income (loss) before provision (benefit) for income taxes	$279,011	$—	$279,011
Provision (benefit) for income taxes	41,310	61,171	102,481

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	237,701	(61,171)	176,530
Discontinued operations, net of tax	81	61,171	61,252

Net income (loss)	$237,782	$—	$237,782

Basic earnings per share	$0.61	$—	$0.61
Diluted earnings per share	$0.51	$—	$0.51
Nine Months ended September 30, 2003
Income (loss) before provision (benefit) for income taxes	$167,397	$—	$167,397
Provision (benefit) for income taxes	11,076	48,735	59,811

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	156,321	(48,735)	107,586
Discontinued operations, net of tax	5,550	48,735	54,285
Cumulative effect of a change in accounting principle, net of tax provision	529	—	529

Net income (loss)	$162,400	$—	$162,400

Basic earnings per share	$0.42	$—	$0.42
Diluted earnings per share	$0.41	$0.01	$0.42

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

		Adjustments
	Balance Sheet	to Reflect	Balance
	as Previously	Correct Tax	Sheet as
	Reported	Entries	Restated

As of September 30, 2004
Income taxes payable	$9,224	$—	$9,224
Deferred income taxes, net of current portion	$1,346,860	$(126,106)	$1,220,754
Total stockholders’ equity	$4,638,541	$126,106	$4,764,647
      The corrections discussed above did not have an impact on total cash flows from operating activities, investment activities and financing activities.

3.	Summary of Significant Accounting Policies
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
      Reclassifications — Certain prior years’ amounts in the consolidated financial statements have been reclassified to conform to the 2004 presentation. These include a reclassification between sales, general and administrative expense (“SG&A”) and plant operating expense for information technology and stock compensation costs and reclassifications to begin separately disclosing: (1) research and development expense (formerly in SG&A), (2) transmission sales revenue (formerly in electricity and steam revenue), (3) oil and gas impairment (formerly in depreciation, depletion and amortization expense) and (4) transmission purchase expense (formerly in plant operating expense).
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
      Effective Tax Rate — For the three months ended September 30, 2004 and 2003, the Company’s effective rate from continuing operations was 26% and 37%, respectively. For the nine months ended September 30, 2004 and 2003, the effective rate from continuing operations was 41% and 36%, respectively. This effective rate variance is due to the consideration of estimated full year earnings in estimating the quarterly effective rate and due to the effect of significant permanent items.

CALPINE CORPORATION AND SUBSIDIARIES
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales of purchased power for hedging and optimization	$563,293	$—	$1,255,760	$—

Purchased power expense for hedging and optimization	563,293	—	1,255,760	—

	$—	$—	$—	$—

      Preferred Interests — As required in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”) the Company classifies certain preferred interests that are mandatorily redeemable, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder’s investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.
New Accounting Pronouncements
Stock-Based Compensation
      On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle — the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and earnings per share as if SFAS No. 123 accounting had been applied to all prior periods presented within its

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
financial statements. As shown below, the adoption of SFAS No. 123 has had a material impact on the Company’s financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company’s net loss and loss per share for the three and nine months ended September 30, 2004 and 2003, had the Company applied the accounting provisions of SFAS No. 123 to its prior years’ financial statements (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)
As reported	$141,125	$237,782	$41,235	$162,400
Pro Forma	140,102	234,353	37,288	148,780
Income (loss) per share data:
Basic earnings per share
As reported	$0.32	$0.61	$0.10	$0.42
Pro Forma	0.32	0.60	0.09	0.39
Diluted earnings per share
As reported	$0.32	$0.51	$0.10	$0.42
Pro Forma	0.31	0.50	0.09	0.38
Stock-based compensation cost, net of tax, included in income (loss), as reported	$3,308	$3,068	$9,388	$10,699
Stock-based compensation cost, net of tax, included in income (loss), pro forma	4,331	6,497	13,335	24,319
      The range of fair values of the Company’s stock options granted for the three months ended September 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $2.39 in 2004, $3.58-3.75 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%; expected volatility of 84.24% and 101.49%-106.91% for the three months ended September 30, 2004 and 2003, respectively; risk-free interest rates of 3.37% and 1.42-1.60% for the three months ended September 30, 2004 and 2003, respectively; and expected option terms of 4 years and 1.5 years for the three months ended September 30, 2004 and 2003, respectively.
      The range of fair values of the Company’s stock options granted for the nine months ended September 30, 2004 and 2003, respectively, was as follows, based on varying historical stock option exercise patterns by different levels of Calpine employees: $1.90-$4.45 in 2004, $1.60-$5.16 in 2003, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yields of 0%; expected volatility of 69.11%-97.99% and 70.44%-112.99% for the nine months ended September 30, 2004 and 2003, respectively; risk-free interest rates of 2.35%-4.54% and 1.39%-4.04% for the nine months ended September 30, 2004 and 2003, respectively; and expected option terms of 3-9 1/2 years and 1.5-9.5 years for the nine months ended September 30, 2004 and 2003, respectively.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      On application of FIN 46, the Company evaluated its investments in joint ventures and operating lease arrangements containing fixed price purchase options and concluded that, in some instances, these entities were VIEs. However, in these instances, the Company was not the Primary Beneficiary, as the Company would not absorb a majority of these entities’ expected variability. An enterprise that holds a significant variable interest in a VIE is required to make certain disclosures regarding the nature and timing of its involvement with the VIE and the nature, purpose, size and activities of the VIE. The fixed price purchase options under the Company’s operating lease arrangements were not considered significant variable interests. However, the joint ventures in which the Company has invested were considered significant variable interests. See Note 6 for more information related to these joint venture investments.
      An analysis was performed for the Company’s wholly owned subsidiaries with significant long-term power sales or tolling agreements. Certain of the 100% Company-owned subsidiaries were deemed to be VIEs and held power sales and tolling contracts which may be considered variable interest under FIN 46-R. However, in all cases, the Company absorbed a majority of the entity’s variability and continues to consolidate the Company’s wholly owned subsidiaries. As part of the Company’s quantitative assessment, a fair value methodology was used to determine whether the Company or the power purchaser absorbs the majority of the subsidiary’s variability. The Company qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the Primary Beneficiary, due to the length of the economic life of the underlying assets. Also, power sales and tolling agreements meeting the definition of a lease under EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” were not considered variable interests, due to certain exclusions under FIN 46-R.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Significant judgment was required in making an assessment of whether or not a VIE was a special purpose entity (“SPE”) for purposes of adopting and applying FIN 46-R. Entities that meet the definition of a business outlined in FIN 46-R and that satisfy other formation and involvement criteria are not subject to the FIN 46-R consolidation guidelines. The definitional characteristics of a business include having: inputs such as long-lived assets; the ability to obtain access to necessary materials and employees; processes such as strategic management, operations and resource management; and the ability to obtain access to the customers that purchase the outputs of the entity. Since the current accounting literature does not provide a definition of an SPE, the Company’s assessment was primarily based on the degree to which the VIE aligned with the definition of a business. Based on this assessment, the Company determined that six VIE investments were in SPEs: Calpine Northbrook Energy Marketing, LLC (“CNEM”), Power Contract Financing, L.L.C. (“PCF”), Power Contract Financing LLC III (“PCF III”) and Calpine Capital Trust I (“Trust I”), Calpine Capital Trust II (“Trust II”) and Calpine Capital Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”) and subject to FIN 46-R as of October 1, 2003.
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
      Upon the adoption of FIN 46-R at December 31, 2003, for the Company’s investments in SPEs, the Company determined that its equity investment in the Trusts was not considered at-risk as defined in FIN 46-R and that the Company did not have a significant variable interest in the Trusts. Consequently, the Company deconsolidated the Trusts.
      In addition, as a result of the debt reserve monetization consummated on June 2, 2004, the Company was required to evaluate its investment in the PCF and PCF III entities under FIN 46-R. The Company determined that the entities were VIEs but the Company was not the Primary Beneficiary and was, therefore, required to deconsolidate the entities.
      The Company created CNEM, PCF, PCF III and the Trusts to facilitate capital transactions. However, in cases such as this where the Company has continuing involvement with the assets held by the deconsolidated SPE, the Company accounts for the capital transaction with the SPE as a financing rather than a sale under EITF Issue No. 88-18, “Sales of Future Revenue” (“EITF Issue No. 88-18”) or Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), as appropriate. When EITF Issue No. 88-18 and SFAS No. 140 require the Company to account for a transaction as a financing, derecognition of the assets underlying the financing is prohibited, and the proceeds received from the transaction must be recorded as debt. Accordingly, in situations where the Company accounts for transactions as financings under EITF Issue No. 88-18 or SFAS No. 140, the Company continues to recognize the assets and the debt of the

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
deconsolidated SPE on its balance sheet. The table below summarizes how the Company has accounted for its SPEs when it has continuing involvement under EITF Issue No. 88-18 or SFAS No. 140:

	FIN 46-R	Sale or
	Treatment	Financing

CNEM	Consolidate	N/A
PCF	Deconsolidate	Financing
PCF III	Deconsolidate	Financing
Trust I, Trust II and Trust III	Deconsolidate	Financing
EITF 04-7
      An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must “absorb variability” of changes in the fair value of the VIE’s underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability , and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity” (“EITF Issue No. 04-7”) is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force’s discussions on this Issue have centered around whether the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company’s methodology used in making quantitative assessments of the variability of: the Company’s joint venture investments: wholly owned subsidiaries that have issued preferred interests to third parties; wholly owned subsidiaries that have entered into operating leases of power plants that contain a fixed price purchase option; wholly owned subsidiaries that have entered into longer term power sales agreements with third parties; and the Company’s investments in SPEs. However, until the EITF reaches a final consensus, the effects of this issue on the Company’s financial statements is indeterminable.
EITF 04-8
      On September 30, 2004, the EITF reached a final consensus on EITF Issue No. 04-8 (“EITF Issue No. 04-8”): “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The guidance in EITF Issue No. 04-8 is effective for periods ending after December 15, 2004, and must be applied by retroactively restating previously reported earnings per shares. The consensus requires companies that have issued contingently convertible instruments with a market price trigger to include the effects of the conversion in diluted earnings per share, regardless of whether the price trigger had been met. Prior to this consensus, contingently convertible instruments were not included in diluted earnings per share if the price trigger had not been met. Typically, the affected instruments are convertible into common stock of the issuer after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. Calpine’s $634 million outstanding at September 30, 2004, of 4.75% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Senior Notes”) and $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 (“2014 Convertible Notes”) will be affected by the new guidance. This new guidance will accelerate the point at which the 2023 Convertible Senior Notes and 2014 Convertible Notes would potentially impact its diluted earnings per share, but once the trigger price is exceeded, there would be no additional dilution.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
SFAS No. 128-R
      FASB is expected to modify Statement of Financial Accounting Standards No. 128: Earnings Per Share (“SFAS No. 128”) to make it consistent with International Accounting Standard No. 33, Earnings Per Share, so that earnings per share computations will be comparable on a global basis. The effective date is anticipated to coincide with the effective date of EITF Issue No. 04-8. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted earnings per share. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company’s ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder’s option, in cash or shares. Under the revised guidance, the FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require an assumption of share settlement when calculating diluted earnings per share. The Company’s 2023 Convertible Senior Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion, during certain limited events of default, including bankruptcy. Additionally, the 2023 Convertible Senior Notes include a provision allowing the Company to meet a put with either cash or shares of stock. The revised guidance is expected to increase the potential dilution to the Company’s earnings per share, particularly when the price of the Company’s common stock is low, since the more dilutive of the calculations would be used considering both:
      (i) normal conversion assuming a combination of cash and a variable number of shares; and (ii) conversion during certain limited events of default assuming 100% shares at the fixed conversion rate.
EITF 03-13
      At the September 29, 2004, EITF meeting, the EITF reached a tentative conclusion on Issue No. 03-13: Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. FASB is expected to ratify the consensus at its November 2004 meeting with prospective application to transactions entered into after January 1, 2005. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the sale of the Canadian and Rockies disposal groups (see Note 9 for more information) and does not expect the new guidance to change the conclusions reached under the existing discontinued operations guidance in SFAS No. 144.

4.	Available-for-Sale Debt Securities
      During the quarter, the Company exchanged 4.2 million shares of Calpine common stock in privately negotiated transactions for $20.0 million par value of HIGH TIDES I and repurchased $115.0 million par value of HIGH TIDES III. Due to the deconsolidation of the Trusts upon the adoption of FIN 46-R, the repurchased HIGH TIDES preferred securities are reflected as assets on the balance sheet.
      The repurchased HIGH TIDES I are reflected on the balance sheet in Other Current Assets along with previously repurchased HIGH TIDES I and II. See Note 16 for a discussion of the redemption of HIGH TIDES I and II subsequent to September 30, 2004. The Company is accounting for the HIGH TIDES as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Therefore, the following HIGH TIDES I and II were recorded at fair

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
market value at September 30, 2004, with the difference from their repurchase price recorded in Other Comprehensive Income (in thousands):

	September 30, 2004

		Gross	Gross
		Unrealized	Unrealized
		Gains in Other	Losses in Other
	Repurchase	Comprehensive	Comprehensive
	Price	Income/(Loss)	Income/(Loss)	Fair Value

HIGH TIDES I	$75,212	$2,288	$—	$77,500
HIGH TIDES II	71,341	3,659	—	75,000

Debt securities	$146,553	$5,947	$—	$152,500

      The repurchased HIGH TIDES III are reflected on the balance sheet in Other Assets. The following HIGH TIDES III were recorded at fair market value in Other Assets at September 30, 2004, with the difference from their repurchase price recorded in Other Comprehensive Income (in thousands):

September 30, 2004

		Gross	Gross
		Unrealized	Unrealized
		Gains in Other	Losses in Other
	Repurchase	Comprehensive	Comprehensive
	Price	Income/(Loss)	Income/(Loss)	Fair Value

HIGH TIDES III	$110,592	$—	$(192)	$110,400

Debt securities	$110,592	$—	$(192)	$110,400

5.	Property, Plant and Equipment, Net and Capitalized Interest
      As of September 30, 2004 and December 31, 2003, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

	September 30,	December 31,
	2004	2003

Buildings, machinery, and equipment	$16,102,657	$13,226,310
Oil and gas properties, including pipelines	1,077,093	1,088,035
Geothermal properties	471,533	460,602
Other	552,982	234,759

	18,204,265	15,009,706
Less: accumulated depreciation and depletion	(1,790,363)	(1,388,225)

	16,413,902	13,621,481
Land	98,922	95,037
Construction in progress	4,107,419	5,762,132

Property, plant and equipment, net	$20,620,243	$19,478,650

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Capital Spending — Construction and Development
      Construction and Development costs in process consisted of the following at September 30, 2004 (in thousands):

			Equipment	Project
	# of		Included in	Development	Unassigned
	Projects	CIP	CIP	Costs	Equipment

Projects in active construction	10	$2,935,248	$1,057,034	$—	$—
Projects in advanced development	11	671,594	529,475	122,769	—
Projects in suspended development	6	455,013	195,818	12,904	—
Projects in early development	2	—	—	8,952	—
Other capital projects	NA	45,564	—	—	—
Unassigned	NA	—	—	—	66,133

Total construction and development costs		$4,107,419	$1,782,327	$144,625	$66,133

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
      Projects in Active Construction — The 10 projects in active construction are estimated to come on line from February 2005 to November 2007. These projects will bring on line approximately 4,634 MW of base load capacity (5,244 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. One additional project, Goldendale, totaling 237 MW of base load capacity (271 MW with peaking capacity) that was in active construction at the beginning of the quarter went on line during the quarter. At September 30, 2004, the estimated funding requirements to complete these 10 projects, net of expected project financing proceeds, is approximately $0.4 billion.
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
      Suspended Development Projects — The Company has ceased capitalization of additional development costs and interest expense on certain development projects on which work has been suspended, due to current electric market conditions. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met. These projects would bring on line approximately 3,458 MW of base load capacity (3,938 MW with peaking capacity). At September 30, 2004, the estimated cost to complete the six projects is approximately $2.1 billion.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Other Capital Projects — Other capital projects primarily consist of enhancements to operating power plants, oil and gas and geothermal resource and facilities development as well as software developed for internal use.
      Unassigned Equipment — As of September 30, 2004, the Company had made progress payments on four turbines, one heat recovery steam generator and other equipment with an aggregate carrying value of $66.1 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company’s engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.
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
      Impairment Evaluation — All projects including those under construction and development and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment not committed to sale is impaired.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Investments in Power Projects and Oil and Gas Properties
      The Company’s investments in power projects and oil and gas properties are integral to its operations. As discussed in Note 3, the Company’s joint venture investments were evaluated under FIN 46-R to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that the Acadia Energy Center, Grays Ferry Power Plant, Whitby Cogeneration facility and the Androscoggin Power Plant were VIEs, in which the Company held a significant variable interest. However, based on a qualitative and quantitative assessment of the expected variability in these entities, the Company was not the Primary Beneficiary. Consequently, the Company continues to account for these VIEs and its other joint venture investments in power projects in accordance with APB Opinion No. 18, “The Equity Method of Accounting For Investments in Common Stock” and FASB Interpretation No. 35, “Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18).”
      Acadia Powers Partners, LLC (“Acadia”) is the owner of a 1,160-megawatt electric wholesale generation facility located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company’s involvement in this VIE began upon formation of the entity in March 2000. The Company’s maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $216.9 million.
      Grays Ferry Cogeneration Partnership (“Grays Ferry”) is the owner of a 140-megawatt gas-fired cogeneration facility located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company’s involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. (“Cogen America”), now called Calpine Cogeneration Corporation, in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company’s maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $48.7 million.
      Whitby Energy LLP (“Whitby”) is the owner of a 50-megawatt gas-fired cogeneration facility located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company’s involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. (“Westcoast”) in September 2001, which included the Whitby joint venture project. The Company’s maximum potential exposure to loss at September 30, 2004, is limited to the book value of its investment of approximately $35.3 million.
      Androscoggin Energy LLC (“AELLC”) is the owner of a 160-megawatt gas-fired cogeneration facility located in Maine and is a joint venture between the Company, Wisvest Corporation and Androscoggin Energy, Inc. The Company’s involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC (“SkyGen”) in October 2000. The Androscoggin joint venture project was part of the portfolio of assets owned by SkyGen. The Company’s maximum potential exposure to loss at September 30, 2004, was limited to $39.0 million, which represents the book value of its investment of approximately $15.9 million and a notes receivable, including accrued but unpaid interest, from AELLC with a carrying value of $23.1 million as described below. See Notes 13 and 16 for a description and an update on litigation involving AELLC.
      On September 2, 2004, the Company completed the sale of its equity investment in the Calpine Natural Gas Trust (“CNGT”). In accordance with SFAS No. 144, “Accounting For the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company’s 25 percent equity method investment in the CNGT was considered part of the larger disposal group and therefore evaluated and accounted for as a discontinued operation. Accordingly, the following tables for investment balance as well as income (loss) from investments do not include the CNGT. However, tables for distributions from investments and related party transactions

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
with equity method affiliates include CNGT through the date of sale, September 2, 2004. See Note 9 for more information on the sale of the Canadian natural gas reserves and petroleum assets.
      The following investments are accounted for under the equity method (in thousands):

	Ownership	Investment Balance at
	Interest as of
	September 30,	September 30,	December 31,
	2004	2004	2003

Acadia Energy Center	50.0%	$216,852	$221,038
Valladolid III IPP	45.0%	74,236	67,320
Grays Ferry Power Plant(1)	50.0%	48,659	53,272
Whitby Cogeneration(2)	15.0%	35,349	31,033
Androscoggin Power Plant	32.3%	15,863	11,823
Aries Power Plant(3)	100.0%	—	58,205
Other	—	1,652	1,459

Total investments in power projects and oil and gas properties		$392,611	$444,150

(1)	On March 23, 2004, the Company completed the acquisition of the remaining 20% interest in Cogen America. As a result of the acquisition, the Company’s ownership percentage in the Grays Ferry Power Plant increased to 50%.

(2)	Whitby is owned 50% by the Company but a 70% economic interest in the Company’s ownership percentage has effectively been transferred to Calpine Power Limited Partnership (“CPLP”) through a loan from CPLP to the Company’s entity which holds the investment interest in Whitby.

(3)	On March 26, 2004, the Company acquired the remaining 50 percent interest in Aries Power Plant. Accordingly, this plant is consolidated as of September 30, 2004.
      The third-party debt on the books of the unconsolidated investments is not reflected on the Company’s Consolidated Condensed Balance Sheets. At September 30, 2004, third-party investee debt is approximately $130.1 million. Based on the Company’s pro rata ownership share of each of the investments, the Company’s share would be approximately $45.7 million. However, all such debt is non-recourse to the Company.
      The Company owns a 32.3% interest in the unconsolidated equity method investee AELLC. AELLC has construction debt of $58.6 million outstanding as of September 30, 2004. The debt is non-recourse to the Company (the “AELLC Non-Recourse Financing”). On September 30, 2004, and December 31, 2003, the Company’s investment balance was $15.9 million and $11.8 million, respectively, and the carrying value of its notes receivable, including accrued but unpaid interest, from AELLC was $23.1 million and $14.7 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default had occurred under the credit agreement for the AELLC Non-Recourse Financing, because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan by a certain date. AELLC has disputed the purported defaults. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which resulted in a jury verdict for $41 million in favor of IP on November 3, 2004. See Notes 13 and 16 for a further discussion of the IP litigation. The litigation with IP has been a complicating factor in converting the construction debt to long term financing. As a result of these events, the Company reviewed its investment and notes receivable balances and believes that the assets are not impaired.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The following details the Company’s income and distributions from investments in unconsolidated power projects and oil and gas properties (in thousands):

	Income (Loss) from
	Unconsolidated
	Investments in Power
	Projects and Oil and
	Gas Properties		Distributions

	For the Nine Months Ended September 30,

	2004	2003	2004	2003

Acadia Energy Center	$9,490	$70,990	$14,438	$124,613
Aries Power Plant	(4,265)	(539)	—	—
Grays Ferry Power Plant	(2,436)	(1,864)	—	—
Whitby Cogeneration	870	788	1,515	—
Androscoggin Power Plant	(16,680)	(5,409)	—	—
Gordonsville Power Plant(1)	—	4,155	—	1,050
CNGT	—	—	6,127	—
Other	518	211	183	16

Total	$(12,503)	$68,332	$22,263	$125,679

Interest income on notes receivable from power projects(2)	$840	$252

Total	$(11,663)	$68,584

The Company provides for deferred taxes on its share of earnings.

(1)	On November 26, 2003, the Company completed the sale of its 50 percent interest in the Gordonsville Power Plant.

(2)	Notes receivable from power projects represented an outstanding loan to the Company’s investment, AELLC, with carrying values of $23.1 million and $14.7 million, including accrued but unpaid interest, respectively, at September 30, 2004, and December 31, 2003.
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

CALPINE CORPORATION AND SUBSIDIARIES
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

	September 30,	December 31,
	2004	2003

Accounts receivable	$55	$1,156
Accounts payable	8,056	12,172
Interest receivable	2,261	2,074
Note Receivable, principal amount	20,872	13,262
Other receivables	11,137	8,794

	2004	2003

For the Three Months Ended September 30
Cost of Revenue	$25,504	$21,566
Maintenance fee revenue	40	157
Interest income	347	138
For the Nine Months Ended September 30
Revenue	$699	$455
Cost of Revenue	89,623	52,649
Maintenance fee revenue	254	460
Interest income	840	252
Gain on sale of assets	6,240	—

7.	Financing
      On July 1, 2004, the Company exchanged 4.2 million shares of Calpine common stock in privately negotiated transactions for approximately $20.0 million par value of HIGH TIDES I. The repurchased HIGH TIDES are reflected in our balance sheet in other assets as available for sale securities. See Note 4 for more information regarding the Company’s available-for-sale securities. See Note 16 for the redemption of HIGH TIDES I and II subsequent to September 30, 2004.
      On August 5, 2004, the Company announced that its newly created entity, Calpine Energy Management, L.P. (“CEM”), entered into a $250.0 million letter of credit facility with Deutsche Bank (rated Aa3/ AA-) that expires in October 2005. Deutsche Bank will guarantee CEM’s power and gas obligations by issuing

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
letters of credit. Receivables generated through power sales will serve as collateral to support the letters of credit.
      On September 1, 2004, the Company, along with Calpine Natural Gas L.P., completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent (“Bcfe”) of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent (“MMcfed”) per day of gas. Under the terms of the agreement, the Company received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million. Proceeds derived from this sale were applied as a mandatory paydown, pursuant to covenants governing asset sales, under the Company’s First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver.
      On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represent approximately 221 Bcfe of proved reserves, producing approximately 61 MMcfed. Included in this sale was the Company’s 25 percent interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 MMcfe of production owned by the Calpine Natural Gas Trust. Under the terms of the agreement, the Company received cash payments of approximately Cdn$825.0 million, or approximately US$625 million, less adjustments of Cdn$15.6 million, on the September 2, 2004, closing date. The Company recorded a pre-tax gain of approximately $100.6 million on the sale of its Canadian assets. A portion of the proceeds derived from this sale were applied as a mandatory paydown under the Company’s First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver, at which date the remaining obligations under these loan facilities were fully paid down and related letters of credit cash collateralized.
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
      On September 30, 2004, the Company closed on $785 million of 9 5/8% First-Priority Senior Secured Notes Due 2014 (“9 5/8% Senior Notes”), offered at 99.212% of par. The 9 5/8% Senior Notes are secured, by substantially all of the assets owned directly by Calpine Corporation, and by the stock of substantially all of its first-tier subsidiaries. Net proceeds from the 9 5/8% Senior Notes offering were used to make open-market purchases of the Company’s existing indebtedness and any remaining proceeds will be applied toward further open-market purchases (or redemption) of existing indebtedness and as otherwise permitted by the Company’s indentures.
      On September 30, 2004, the Company closed on $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 (“2014 Convertible Notes”), offered at 83.9% of par. The 2014 Convertible Notes will be convertible into cash and into a variable number of shares of Calpine common stock based on a conversion value derived from the conversion price of $3.85 per share. The number of shares to be delivered upon conversion will be determined by the market price of Calpine common shares at the time of conversion. The conversion price of $3.85 per share represents a premium of approximately 23% over The New York Stock Exchange closing price of $3.14 per Calpine common share on September 27, 2004. The 2014 Convertible Notes will pay interest at a rate of 6%, except that in years three, four and five, in lieu of interest, the original principal amount of $839 per note will accrete daily beginning September 30, 2006, to the full principal amount of $1,000 per note at September 30, 2009. Upon conversion of the 2014 Convertible Notes, the Company will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Net proceeds from the 2014 Convertible Notes offering were used to redeem the Company’s HIGH TIDES I and HIGH TIDES II preferred securities on October 20, 2004, (see Note 16 for more information regarding this redemption) and to repurchase other existing indebtedness through open-market and privately negotiated purchases, and as otherwise permitted by the Company’s indentures.
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
      The Company’s issuance of 89 million shares of its common stock pursuant to the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” (“EITF Issue No. 99-7”) which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133 and EITF Issue No. 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in , a Company’s Own Stock,” and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Lending Agreement. The transaction was recorded in equity at the fair market value of the Company’s common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.
      Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned by the end of the agreement) is required. Further, EITF Issue No. 99-7 indicates that the “treasury stock transaction” would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, the Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Annual Debt Maturities
      The annual principal repayments or maturities of notes payable and borrowings under lines of credit, notes payable to the Trusts, preferred interests, construction/project financing, 4% Convertible Senior Notes Due 2006 (“2006 Convertible Senior Notes”), 2014 Convertible Notes, 2023 Convertible Senior Notes, senior notes and term loans, CCFC I financing, CalGen/ CCFC II financing and capital lease obligations, net of unamortized premiums and discounts, as of September 30, 2004, are as follows (in thousands):

October through December 2004(1)	$746,537
2005	482,885
2006	657,529
2007	1,888,584
2008	2,294,280
Thereafter	12,353,265

Total	$18,423,080

(1)	Includes $636.0 million in the aggregate of HIGH TIDES I and HIGH TIDES II preferred securities that were redeemed subsequent to September 30, 2004. See Note 16 for more information regarding this redemption.

8.	Unrestricted Subsidiaries and Indenture Compliance
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
      Indenture Compliance — The Company’s various indentures place conditions on the Company’s ability to issue indebtedness, including further limitations on the issuance of additional debt if the Company’s interest coverage ratio (as defined in the various indentures) is below 2:1. Currently, the Company’s interest coverage ratio (as so defined) is below 2:1 and, consequently, the Company’s indentures generally would not allow the Company to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by subsidiaries of the Company for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as the Company’s interest coverage ratio is below 2:1, the Company’s indentures will limit the Company’s ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments.

9.	Asset Disposals and Discontinued Operations
      Set forth below are all of the Company’s asset disposals by reportable segment that impacted the Company’s Consolidated Condensed Financial Statements as of September 30, 2004 and December 31, 2003:

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      On September 1, 2004, the Company along with Calpine Natural Gas L.P., a Delaware limited partnership, completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent (“Bcfe”) of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent (“Mmcfe”) per day of gas. Under the terms of the agreement Calpine received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million.
      On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represent approximately 221 Bcfe of proved reserves, producing approximately 61 Mmcfe. Included in this sale was the Company’s 25 percent interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 Mmcfe of production owned by the CNGT. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company’s 25% equity method investment in the CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, Calpine received cash payments of approximately Cdn$825.0 million, or approximately US$625 million, less adjustments of Cdn$15.6 million, to reflect a September 2, 2004, closing date. Calpine recorded a pre-tax gain of approximately $100.6 million on the sale of its Canadian assets.
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
      Using the methodology above, the Company allocated interest expense associated with the debt to be repaid as a result of the sale of the Canadian natural gas reserves and petroleum assets as well as other debt related to the Company’s operations in the amount of $5.2 million and $17.9 million for the three and nine months ended September 30, 2004, respectively, and $5.9 million and $13.3 million for the three and nine months ended September 30, 2003, respectively.
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
      The tables below present significant components of the Company’s income from discontinued operations for the three and nine months ended September 30, 2004, and 2003, respectively (in thousands):

	Three Months Ended September 30, 2004

	Electric	Oil and Gas
	Generation	Production	Corporate
	and Marketing	and Marketing	and Other	Total

Total revenue	$—	$7,576	$—	$7,576

Gain (loss) on disposal before taxes	$—	$203,533	$—	$203,533
Operating income (loss) from discontinued operations before taxes	—	(258)	—	(258)

Income (loss) from discontinued operations before taxes	$—	$203,275	$—	$203,275
Income tax provision (benefit)	—	76,737	—	76,737

Income (loss) from discontinued operations, net of tax	$—	$126,538	$—	$126,538

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2003

	Electric	Oil and Gas
	Generation	Production	Corporate
	and Marketing	and Marketing	and Other	Total

Total revenue	$19,238	$11,301	$—	$30,539

Gain (loss) on disposal before taxes	$—	$—	$(8,277)	$(8,277)
Operating income (loss) from discontinued operations before taxes	2,144	(341)	6,372	8,175

Income (loss) from discontinued operations before taxes	$2,144	$(341)	$(1,905)	$(102)
Income tax provision (benefit)	751	(64,474)	2,369	(61,354)

Income (loss) from discontinued operations, net of tax	$1,393	$64,133	$(4,274)	$61,252

	Nine Months Ended September 30, 2004

	Electric	Oil and Gas
	Generation	Production	Corporate
	and Marketing	and Marketing	and Other	Total

Total revenue	$2,679	$28,442	$—	$31,121

Gain (loss) on disposal before taxes	$35,327	$207,120	$—	$242,447
Operating income (loss) from discontinued operations before taxes	180	3,090	—	3,270

Income (loss) from discontinued operations before taxes	$35,507	$210,210	$—	245,717
Income tax provision (benefit)	19	53,749	—	53,768

Income (loss) from discontinued operations, net of tax	$35,488	$156,461	$—	$191,949

	Nine Months Ended September 30, 2003

	Electric	Oil and Gas
	Generation	Production	Corporate
	and Marketing	and Marketing	and Other	Total

Total revenue	$58,298	$37,964	$—	$96,262

Gain (loss) on disposal before taxes	$—	$—	$(11,571)	$(11,571)
Operating income (loss) from discontinued operations before taxes	5,308	21,853	(6,917)	20,244

Income (loss) from discontinued operations before taxes	$5,308	$21,853	$(18,488)	$8,673
Income tax provision (benefit)	1,859	(44,652)	(2,819)	(45,612)

Income (loss) from discontinued operations, net of tax	$3,449	$66,505	$(15,669)	$54,285

10.	Derivative Instruments
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Summary of Derivative Values
      The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at September 30, 2004, for the Company’s derivative instruments:

			Commodity
	Interest Rate	Currency	Derivative	Total
	Derivative	Derivative	Instruments	Derivative
	Instruments	Instruments	Net	Instruments

Current derivative assets	$2,711	$—	$414,219	$416,930
Long-term derivative assets	—	—	587,000	587,000

Total assets	$2,711	$—	$1,001,219	$1,003,930

Current derivative liabilities	$28,892	$12,897	$482,236	$524,025
Long-term derivative liabilities	64,815	—	576,465	641,280

Total liabilities	$93,707	$12,897	$1,058,701	$1,165,305

Net derivative liabilities	$90,996	$12,897	$57,482	$161,375

      Of the Company’s net derivative position, $321.3 million and $61.3 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM and, as discussed more fully in Note 3, the Company records the derivative assets of PCF in its balance sheet.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Below is a reconciliation of the Company’s net derivative assets to its accumulated other comprehensive loss, net of tax from derivative instruments at September 30, 2004 (in thousands):

Net derivative liabilities	$(161,375)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	(59,703)
Cash flow hedges terminated prior to maturity	(83,766)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges	89,107
Accumulated OCI from unconsolidated investees	35,947

Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(179,790)

(1)	Amount represents one portion of the Company’s total accumulated OCI balance. See Note 11 for further information
      The asset and liability balances for the Company’s commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts (an Interpretation of APB Opinion No. 10 and FASB Statement No. 105)” (“FIN 39”). For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company’s commodity derivative instrument contracts not qualified for offsetting as of September 30, 2004.

	September 30, 2004

	Gross	Net

Current derivative assets	$1,035,550	$414,219
Long-term derivative assets	1,207,141	587,000

Total derivative assets	$2,242,691	$1,001,219

Current derivative liabilities	$1,103,567	$482,236
Long-term derivative liabilities	1,196,606	576,465

Total derivative liabilities	$2,300,173	$1,058,701

Net commodity derivative liabilities	$(57,482)	$(57,482)

      The table above excludes the value of interest rate and currency derivative instruments.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The tables below reflect the impact of unrealized mark-to-market gains (losses) on the Company’s pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended September 30,

	2004			2003

	Hedge	Undesignated		Hedge	Undesignated
	Ineffectiveness	Derivatives	Total	Ineffectiveness	Derivatives	Total

Natural gas derivatives(1)	$777	$(8,508)	$(7,731)	$(4,370)	$10,562	$6,192
Power derivatives(1)	1,142	(17,173)	(16,031)	(115)	(17,007)	(17,122)
Interest rate derivatives(2)	2,369	—	2,369	(262)	—	(262)
Currency derivatives	—	(12,897)	(12,897)	—	—	—

Total	$4,288	$(38,578)	$(34,290)	$(4,747)	$(6,445)	$(11,192)

	Nine Months Ended September 30,

	2004			2003

	Hedge	Undesignated		Hedge	Undesignated
	Ineffectiveness	Derivatives	Total	Ineffectiveness	Derivatives	Total

Natural gas derivatives(1)	$6,540	$(11,610)	$(5,070)	$3,810	$12,140	$15,950
Power derivatives(1)	1,268	(53,818)	(52,550)	(4,753)	(30,118)	(34,871)
Interest rate derivatives(2)	1,421	6,035	7,456	(746)	—	(746)
Currency derivatives	—	(12,897)	(12,897)	—	—	—

Total	$9,229	$(72,290)	$(63,061)	$(1,689)	$(17,978)	$(19,667)

(1)	Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)	Recorded within Other Income
      The table below reflects the contribution of the Company’s cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended
	September 30,

	2004	2003

Natural gas and crude oil derivatives	$(1,746)	$(127)
Power derivatives	(26,975)	(30,710)
Interest rate derivatives	(1,320)	(4,166)
Foreign currency derivatives	(501)	(740)

Total derivatives	$(30,542)	$(35,743)

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

Natural gas and crude oil derivatives	$23,487	$32,037
Power derivatives	(69,998)	(86,260)
Interest rate derivatives	(11,286)	(18,259)
Foreign currency derivatives	(1,513)	11,089

Total derivatives	$(59,310)	$(61,393)

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

						2009 &
	2004	2005	2006	2007	2008	After	Total

Gas OCI	$31,928	$49,610	$65,916	$8,420	$885	$1,257	$158,016
Power OCI	(53,933)	(202,441)	(77,856)	(3,046)	(339)	106	(337,509)
Interest rate OCI	(7,771)	(28,581)	(13,563)	(8,068)	(4,097)	(21,713)	(83,793)
Foreign currency OCI	(359)	(1,863)	(1,863)	(1,472)	(54)	—	(5,611)

Total pre-tax OCI	$(30,135)	$(183,275)	$(27,366)	$(4,166)	$(3,605)	$(20,350)	$(268,897)

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

11.	Comprehensive Income (Loss)
      Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company’s net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. The Company reports Accumulated Other Comprehensive Income (“AOCI”) in its Consolidated Balance Sheet. The tables below detail the changes during the nine months ended September 30, 2004 and 2003, in the Company’s AOCI balance and the components of the Company’s comprehensive income (in thousands):

					Comprehensive Income
				Total	(Loss) for the Three
				Accumulated	Months Ended
		Available-	Foreign	Other	March 31, 2004,
	Cash Flow	for-Sale	Currency	Comprehensive	June 30, 2004, and
	Hedges	Investments	Translation	Income	September 30, 2004

Accumulated other comprehensive income (loss) at January 1, 2004	$(130,419)	$—	$187,013	$56,594
Net loss for the three months ended March 31, 2004					$(71,192)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2004	4,426
Reclassification adjustment for loss included in net loss for the three months ended March 31, 2004	15,863
Income tax provision for the three months ended March 31, 2004	(7,224)

	13,065			13,065	13,065
Available-for-sale investments:
Pre-tax gain on available-for-sale investments for the three months ended March 31, 2004		19,526
Income tax provision for the three months ended March 31, 2004		(7,709)

		11,817		11,817	11,817
Foreign currency translation gain for the three months ended March 31, 2004			2,078	2,078	2,078

Total comprehensive loss for the three months ended March 31, 2004					$(44,232)

Accumulated other comprehensive income (loss) at March 31, 2004	$(117,354)	$11,817	$189,091	$83,554

Net loss for the three months ended June 30, 2004					$(28,698)
Cash flow hedges:
Comprehensive pre-tax loss on cash flow hedges before reclassification adjustment during the three months ended June 30, 2004	(54,414)
Reclassification adjustment for loss included in net loss for the three months ended June 30, 2004	12,905
Income tax benefit for the three months ended June 30, 2004	13,369

	(28,140)			(28,140)	(28,140)

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

					Comprehensive Income
				Total	(Loss) for the Three
				Accumulated	Months Ended
		Available-	Foreign	Other	March 31, 2004,
	Cash Flow	for-Sale	Currency	Comprehensive	June 30, 2004, and
	Hedges	Investments	Translation	Income	September 30, 2004

Available-for-sale investments:
Pre-tax loss on available-for-sale investments for the three months ended June 30, 2004		(19,762)
Income tax benefit for the three months ended June 30, 2004		7,802

		(11,960)		(11,960)	(11,960)
Foreign currency translation loss for the three months ended June 30, 2004			(21,399)	(21,399)	(21,399)

Total comprehensive loss for the three months ended June 30, 2004					(90,197)

Total comprehensive loss for the six months ended June 30, 2004					$(134,429)

Accumulated other comprehensive income (loss) at June 30, 2004	$(145,494)	$(143)	$167,692	$22,055

Net income for the three months ended September 30, 2004					$141,125
Cash flow hedges:
Comprehensive pre-tax loss on cash flow hedges before reclassification adjustment during the three months ended September 30, 2004	$(76,611)
Reclassification adjustment for loss included in net income for the three months ended September 30, 2004	30,542
Income tax benefit for the three months ended September 30, 2004	11,773

	(34,296)			(34,296)	(34,296)
Available-for-sale investments:
Pre-tax gain on available-for-sale investments for the three months ended September 30, 2004		6,183
Income tax provision for the three months ended September 30, 2004		(2,427)

		3,756		3,756	3,756
Foreign currency translation gain for the three months ended September 30, 2004			24,941	24,941	24,941

Total comprehensive income for the three months ended September 30, 2004					135,526

Total comprehensive loss for the nine months ended September 30, 2004					$1,097

Accumulated other comprehensive income (loss) at September 30, 2004	$(179,790)	$3,613	$192,633	$16,456

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

			Total	Income (Loss) for the
			Accumulated	Three Months Ended
		Foreign	Other	March 31, 2004,
	Cash Flow	Currency	Comprehensive	June 30, 2004, and
	Hedges	Translation	Income	September 30, 2004

Accumulated other comprehensive loss at January 1, 2003	$(224,414)	$(13,043)	$(237,457)
Net loss for the three months ended March 31, 2003				$(52,016)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended March 31, 2003	27,827
Reclassification adjustment for loss included in net loss for the three months ended March 31, 2003	14,249
Income tax provision for the three months ended March 31, 2003	(10,927)

	31,149		31,149	31,149
Foreign currency translation gain for the three months ended March 31, 2003	—	84,062	84,062	84,062

Total comprehensive income for the three months ended March 31, 2003				$63,195

Accumulated other comprehensive income (loss) at March 31, 2003	$(193,265)	$71,019	$(122,246)

Net loss for the three months ended June 30, 2003				$(23,366)
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended June 30, 2003	47,892
Reclassification adjustment for loss included in net loss for the three months ended June 30, 2003	11,401
Income tax provision for the three months ended June 30, 2003	(28,790)

	30,503		30,503	30,503
Foreign currency translation gain for the three months ended June 30, 2003	—	63,494	63,494	63,494

Total comprehensive income for the three months ended June 30, 2003				70,631

Total comprehensive income for the six months ended June 30, 2003				$133,826

Accumulated other comprehensive income (loss) at June 30, 2003	$(162,762)	$134,513	$(28,249)

Net income for the three months ended September 30, 2003				$237,782
Cash flow hedges:
Comprehensive pre-tax gain on cash flow hedges before reclassification adjustment during the three months ended September 30, 2003	$17,732
Reclassification adjustment for loss included in net income for the three months ended September 30, 2003	35,743
Income tax provision for the three months ended September 30, 2003	(20,100)

	33,375	—	33,375	33,375
Foreign currency translation loss for the three months ended September 30, 2003	—	(2,044)	(2,044)	(2,044)

Total comprehensive income for the three months ended September 30, 2003				$269,113

Total comprehensive income for the nine months ended September 30, 2003				$402,939

Accumulated other comprehensive income (loss) at September 30, 2003	$(129,387)	$132,469	$3,082

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

12.	Earnings (Loss) per Share
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

	Periods Ended September 30,

	2004			2003

		Weighted			Weighted
	Net Income	Average			Average
	(Loss)	Shares	EPS	Net Income	Shares	EPS

THREE MONTHS:
Basic earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$14,587	444,380	$0.03	$176,530	388,161	$0.45
Discontinued operations, net of tax	126,538	—	0.29	61,252	—	0.16
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—

Net income	$141,125	444,380	$0.32	$237,782	388,161	$0.61

Diluted earnings per common share:
Common shares issuable upon exercise of stock options using treasury stock method		2,542			6,789

Income before dilutive effect of certain convertible securities, discontinued operations and cumulative effect of a change in accounting principle	$14,587	446,922	$0.03	$176,530	394,950	$0.45
Dilutive effect of certain convertible securities	—	—	—	17,788	106,844	(0.06)

Income before discontinued operations and cumulative effect of a change in accounting principle	14,587	446,922	0.03	194,318	501,794	0.39
Discontinued operations, net of tax	126,538	—	0.29	61,252	—	0.12
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—

Net income	$141,125	446,922	$0.32	$255,570	501,794	$0.51

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Periods Ended September 30,

	2004			2003

		Weighted			Weighted
	Net Income	Average			Average
	(Loss)	Shares	EPS	Net Income	Shares	EPS

NINE MONTHS:
Basic earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$(150,714)	425,682	$(0.35)	$107,586	383,447	$0.28
Discontinued operations, net of tax	191,949	—	0.45	54,285	—	0.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	529	—	—

Net income (loss)	$41,235	425,682	$0.10	$162,400	383,447	$0.42

Diluted earnings per common share:
Common shares issuable exercise of stock options using treasury stock method		—			5,175

Income before discontinued operations and cumulative effect of a change in accounting principle	$(150,714)	425,682	$(0.35)	$107,586	388,622	$0.28
Discontinued operations, net of tax	191,949	—	0.45	54,285	—	0.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	529	—	—

Net income	$41,235	425,682	$0.10	$162,400	388,622	$0.42

      The Company incurred losses before discontinued operations and cumulative effect of a change in accounting principle for the nine months ended September 30, 2004. As a result, basic shares were used in the calculations of fully diluted loss per share for this period, under the guidelines of SFAS No. 128, “Earnings per Share,” (“SFAS No. 128”) as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities and unexercised employee stock options to purchase a weighted average of 55,072,925 shares of the Company’s common stock were not included in the computation of diluted shares outstanding during the nine months ended September 30, 2004, because such inclusion would be antidilutive. Potentially convertible securities and unexercised employee stock options to purchase a weighted average of 125,602,661 shares of the Company’s common stock were not included in the computation of diluted shares outstanding during the nine months ended September 30, 2003, because such inclusion would be antidilutive.
      For the three and nine months ended September 30, 2004, approximately 4.0 million and 10.6 million weighted common shares of the Company’s outstanding 2006 Convertible Senior Notes were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive. The holders have the right to require the Company to repurchase these securities on December 26, 2004, at a repurchase price equal to the issue price plus any accrued and unpaid interest, payable at the option of the Company in cash or common shares, or a combination of cash and common shares.
      In connection with the convertible notes payable to Calpine Capital Trust (“Trust I”), Calpine Capital Trust II (“Trust II”) and Calpine Capital Trust III (“Trust III”), net of repurchases, there were 13.6 million, 11.1 million and 11.9 million weighted average common shares potentially issuable, respectively, that were

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
excluded from the diluted EPS calculation for the three months ended September 30, 2004. For the nine month period then ended, respectively, there were 15.4 million, 13.1 million, and 11.9 million potentially issuable weighted shares that were excluded from the EPS calculation as their inclusion would be antidilutive. These notes are convertible at any time at the applicable holder’s option in connection with the conversion of convertible preferred securities issued by the Trusts, and may be redeemed at any time after their respective initial redemption date. The Company is required to remarket the convertible preferred securities issued by Trust I, Trust II and Trust III no later than November 1, 2004, February 1, 2005 and August 1, 2005, respectively. If the Company is not able to remarket those securities, it will result in additional interest costs and an adjusted conversion rate equal to 105% of the average closing price of our common stock for the five consecutive trading days after the failed remarketing. All of the convertible preferred securities issued by Trust I and Trust II were redeemed after September 30, 2004. In addition, $115.0 million of the convertible preferred securities issued by Trust III were repurchased on September 30, 2004, in a privately negotiated transaction. See Note 16 for a discussion of the redemption of the convertible preferred securities issued by Trust I and Trust II.
      For the three and nine months ended September 30, 2004, there were no shares potentially issuable with respect to the Company’s 2023 Convertible Senior Notes. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under the prescribed definition exceeds 120% of $6.50 per share, i.e. $7.80 per share), these securities are convertible at the holder’s option for cash for the face amount and shares of the Company’s common stock for the appreciated value in the Company’s common stock over $6.50 per share. Holders have the right to require the Company to repurchase the 2023 Convertible Senior Notes at various times beginning on November 15, 2009, for the face amount plus any accrued and unpaid interest and liquidated damages, if any. The repurchase price is payable at the option of the Company in cash or common shares, or a combination of both. The Company may redeem the 2023 Convertible Senior Notes at any time on or after November 22, 2009, in cash for the face amount plus any accrued and unpaid interest and liquidated damages. Approximately 138.4 million maximum potential shares are issuable upon conversion of the 2023 Convertible Senior Notes and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company’s quarter end stock price being under $7.80.
      For the three and nine months ended September 30, 2004, there were no shares potentially issuable with respect to the Company’s 2014 Convertible Notes. Upon the occurrence of certain contingencies (generally if the average trading price as calculated under the prescribed definition exceeds 120% of $3.85 per share, i.e. $4.62 per share), these securities are convertible at the holder’s option for cash for the face amount and shares of the Company’s common stock for the appreciated value in the Company’s common stock over $3.85 per share. Holders may also surrender the 2014 Convertible Notes for conversion into cash and shares of the Company’s common stock prior to the maturity date at any time following September 30, 2013. Upon conversion of the 2014 Convertible Notes, the Company will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock. Approximately 191.2 million maximum potential shares are issuable upon conversion of these securities and are excluded from the diluted EPS calculations as there are currently no shares contingently issuable due to the Company’s quarter end stock price being under $4.62.
      The Company’s issuance of 89 million shares of its common stock pursuant to the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” (“EITF Issue No. 99-7”) which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133, and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Loan Agreement. We recorded the

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
transaction in equity at the fair market value of the Calpine common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.
      Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned at the end of the arrangement) is required. Further, EITF Issue No. 99-7 indicates that the “treasury stock transaction” would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, the Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation. See Note 7 for more information regarding the loan of the 89 million shares.

13.	Commitments and Contingencies
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

		Units to be
Year	Total	Delivered

	(In thousands)
October through December 2004	$33,870	2
2005	7,932	1
2006	190	—

Total	$41,992	3

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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these 11 actions are virtually identical–they are filed by three law firms, in conjunction with other law firms as co-counsel. All 11 lawsuits are purported class actions on behalf of purchasers of Calpine’s securities between January 5, 2001 and December 13, 2001.
      The complaints in these 14 actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine’s financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.
      In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002, (the “Ser action”). The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine’s 8.5% Senior Notes Due February 15, 2011 (“2011 Notes”) and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine’s financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.
      All 15 of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the Securities Act complaints raised in the bondholders’ complaint, and the number of defendants named was reduced. On January 16, 2003, before the Company’s response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine’s role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine’s dealings with Enron, and additional claims under Section 11 and Section 15 of the Securities Act relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.
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
      In a separate order dated February 4, 2004, the court denied without prejudice Mr. Ser’s motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit (“P&F”) moved to be appointed lead plaintiff, which motion was granted on May 14, 2004.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining the Company’s motion to dismiss on the issue of plaintiff’s standing. The court found that plaintiff had not shown that it had purchased Calpine stock “traceable” to the April 2002 equity offering. The court overruled the Company’s motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004 ruling.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      In mid-April of 2003 IP unilaterally availed itself to self-help in withholding amounts in excess of $2.0 million as a set-off for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. Upon AELLC’s amended complaint and request for immediate injunctive relief against such actions, the court ordered that IP must pay the approximately $1.2 million withheld as attorneys’ fees related to the litigation as any such perceived entitlement was premature, but deferred to provide injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003, and tendered payment to AELLC of the approximately $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC’s amended counterclaim without prejudice to AELLC refiling the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP’s summary judgment motion pertaining to damages. In short, the court:
      (i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC’s breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC’s breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). See Note 16 for an update of this case.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      FFIC’s superior court complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court were to determine that FFIC does have an obligation to make payment, FFIC asked that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC’s demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine filed an answer denying the allegations of the complaint and asserting affirmative defenses, including that it has fully performed its obligations under the TSA and surety bond. NPC filed a motion to quash service for lack of personal jurisdiction in California.
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
      Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company (“NESCO”). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to ensure payment of these fees.
      Calpine Energy Services v. Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia Power Partners, LLC (“APP”) which company owns the Acadia Energy Center near Eunice, Louisiana (the “Facility”). A Cleco Corp subsidiary owns the remaining 50% of APP. Calpine Energy Services, LP (“CES”) is the purchaser under two power purchase agreements with APP, which agreements entitle CES to all of the Facility’s capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and APP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions APP disagrees. Accordingly, the parties are engaging in the initial alternative dispute resolution steps set forth in the power purchase agreements. It is possible that the dispute will result in binding arbitration pursuant to the agreements if a settlement is not reached. In addition, CES and APP are discussing certain billing calculation disputes, which relate to operating efficiency. The period of time for these disputes is also at issue, and could range from six months to June 2002 (commercial operation date of plant). It is expected that the parties will be able to resolve these disputes, and that APP will owe CES approximately $800,000 to $2.5 million.
      In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

14.	Operating Segments
      The Company is first and foremost an electric generating company. In pursuing this single business strategy, it is the Company’s long-range objective to produce from its own natural gas reserves (“equity gas”) at a level of up to 25% of its fuel consumption requirements. The Company’s oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s segments are electric generation and marketing, oil and gas production and marketing, and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, and hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company’s oil and gas operations. Corporate activities and other consists primarily of financing activities, the Company’s specialty data center engineering business, which was divested in the third quarter of 2003 and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.
      The Company evaluates performance based upon several criteria including profits before tax. The financial results for the Company’s operating segments have been prepared on a basis consistent with the manner in which the Company’s management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items, and reclassifications have been made to prior periods to present the allocation consistently.

			Oil and Gas
	Electric Generation		Production and
	and Marketing		Marketing		Corporate and Other		Total

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands)
For the three months ended September 30,
Total revenue from external customers	$2,526,955	$2,630,430	$17,687	$16,578	$12,558	$9,580	$2,557,200	$2,656,588
Intersegment revenue	—	—	45,833	63,520	—	—	45,833	63,520
Segment profit/(loss) before provision for income taxes	9,629	211,015	(19,609)	21,986	29,788	46,010	19,808	279,011
Equipment cancellation and impairment cost	7,820	632	—	—	—	—	7,820	632

			Oil and Gas
	Electric Generation		Production and
	and Marketing		Marketing		Corporate and Other		Total

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands)
For the nine months ended September 30,
Total revenue from external customers	$6,799,228	$6,891,958	$47,472	$45,394	$47,006	$24,083	$6,893,706	$6,961,435
Intersegment revenue	—	—	157,738	228,669	—	—	157,738	228,669
Segment profit/(loss) before provision for income taxes	(426,557)	206,390	6,886	62,294	162,918	(101,287)	(256,753)	167,397
Equipment cancellation and impairment cost	10,187	19,940	—	—	—	—	10,187	19,940

	Electric	Oil and Gas	Corporate,
	Generation	Production	Other and
	and Marketing	and Marketing	Eliminations	Total

	(In thousands)
Total assets:
September 30, 2004	$24,811,792	$1,011,337	$2,607,790	$28,430,919
December 31, 2003	$24,067,448	$1,797,755	$1,438,729	$27,303,932
      Intersegment revenues primarily relate to the use of internally produced gas for the Company’s power plants. These intersegment revenues have been included in Total Revenue and Income before taxes in the oil and gas production and marketing reporting segment and eliminated in the Corporate and other reporting segment.

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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission (“CPUC”), the California Department of Water Resources (“CDWR”), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. (“Williams”) entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine’s settlement resulted in a FERC order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.
      State of California, Ex. Rel. Bill Lockyer, Attorney General v. Federal Energy Regulatory Commission. On September 9, 2004, the Ninth Circuit Court of Appeals issued a decision on appeal of a Petition for Review of an order issued by FERC in FERC Docket No. EL02-71 wherein the Attorney General had filed a complaint (the “AG Complaint”) under Sections 205 and 206 of the Federal Power Act (the “Act”) alleging that parties who misreported or did not properly report market based transactions were in violation of their market based rate tariff and as a result were not accorded protection under section 206 of the Act from retroactive refund liability. The Ninth Circuit remanded the order to FERC for rehearing. FERC is required to determine whether refunds should be required for violation of reporting requirements prior to October 2, 2000. The proceeding on remand has not yet been established. In connection with its settlement agreement with various State of California entities (including the Attorney General), Calpine and its affiliates settled all claims related to the AG Complaint.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company’s Qualifying Facilities (“QF”) contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments for certain QF contracts by determining the short run avoided cost (“SRAC”) energy price formula. In mid-2000 the Company’s QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price (“PX Price”) from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC (collectively, the “PG&E Parties”) filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the “April 29 Motion”). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.
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

CALPINE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

16.	Subsequent Events
      On October 20, 2004, the Company completed the redemption of its outstanding 5 3/4% convertible preferred securities issued by Trust I and 5 1/2% convertible preferred securities issued by Trust II. The redemption price paid per each $50 principal amount of such convertible preferred securities was $50 plus accrued and unpaid distributions to the redemption date in the amount of $0.6309 per unit with respect to the convertible preferred securities issued by Trust I and $0.6035 per unit with respect to the convertible preferred securities issued by Trust II. All rights of the holders of such convertible preferred securities have ceased, except the right of such holders to receive the redemption price, which was deposited with The Depository Trust Company, and such convertible preferred securities have ceased to be outstanding. In connection with the redemption of such convertible preferred securities, the entire outstanding principal amount of Calpine’s convertible subordinated debentures held by Trust I and Trust II were also redeemed and have ceased to be outstanding. Calpine intends to cause both Trusts to be terminated.
      On October 26, 2004, the Company, through its indirect, wholly owned subsidiary Calpine (Jersey) Limited completed a $360 million offering of two-year, Redeemable Preferred Shares. The Redeemable Preferred Shares will distribute dividends priced at 3-month U.S. LIBOR plus 700 basis points to the shareholders on a quarterly basis. The proceeds of the offering of the Redeemable Preferred Shares were initially loaned to Calpine’s 1,200-megawatt Saltend cogeneration power plant located in Hull, Yorkshire England, and the future payments of principal and interest on such loan will fund payments on the Redeemable Preferred Shares. The net proceeds of the Redeemable Preferred Shares offering will ultimately be used as permitted by the Company’s indentures.
      On August 31, 2004, Calpine filed a motion for summary judgment to dismiss the consolidated securities class action lawsuits described above in Note 13. On November 3, 2004, the court issued an order denying such motion for summary judgment. Discovery is underway and a trial is scheduled for November 7, 2005. The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.
      The AELLC case described above in Note 13 recently proceeded to trial, and on November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. The verdict amount was based on calculations proffered by IP’s damages expert, and AELLC is currently reviewing post-trial motions and appellate options. AELLC made an additional accrual to recognize the jury verdict and the Company recognized its 32.3% share.
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
      See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of the corrections made in this filing to the original Quarterly Report on Form 10-Q for the period ended September 30, 2004.
      In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K/ A, amendment 2, for the year ended December 31, 2003 and our quarterly reports on Form 10-Q for the three-month periods ended March 31, 2004 and June 30, 2004 and any subsequent amendments. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
Selected Operating Information
      Set forth below is certain selected operating information for our power plants for which results are consolidated in our Consolidated Condensed Statements of Operations. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, besides traditional capacity payments, other revenues such as Reliability Must Run and Ancillary Service revenues. The information set forth under thermal and other revenue consists of host steam sales and other thermal revenue (in thousands except production and pricing data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Power Plants:
Electricity and steam (“E&S”) revenues:
Energy	$1,201,448	$1,011,825	$3,098,010	$2,540,872
Capacity	299,944	277,425	709,608	655,282
Thermal and other	169,755	127,616	422,386	367,039

Subtotal	$1,671,147	$1,416,866	$4,230,004	$3,563,193
Spread on sales of purchased power(1)	79,424	7,121	135,996	14,542

Adjusted E&S revenues (non-GAAP)	$1,750,571	$1,423,987	$4,366,000	$3,577,735
Megawatt hours produced	29,390	25,449	72,522	62,069
All-in electricity price per megawatt hour generated	$59.56	$55.95	$60.20	$57.64

(1)	From hedging, balancing and optimization activities related to our generating assets.

      Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and nine months ended September 30, 2004 and 2003, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Total revenue	$2,557,200	$2,656,588	$6,893,706	$6,961,435
Sales of purchased power for hedging and optimization(1)	430,576	843,013	1,307,256	2,269,102
As a percentage of total revenue	16.8%	31.7%	19.0%	32.6%
Sale of purchased gas for hedging and optimization	423,733	305,706	1,258,441	961,652
As a percentage of total revenue	16.6%	11.5%	18.3%	13.8%
Total cost of revenue (“COR”)	2,302,797	2,317,716	6,470,300	6,315,176
Purchased power expense for hedging and optimization(1)	351,151	835,892	1,171,260	2,254,560
As a percentage of total COR	15.3%	36.1%	18.1%	35.7%
Purchased gas expense for hedging and optimization	429,373	293,241	1,243,781	941,312
As a percentage of total COR	18.7%	12.7%	19.2%	14.9%

(1)	On October 1, 2003, we adopted on a prospective basis Emerging Issues Task Force (“EITF”) Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ As defined in EITF Issue No. 02-3: “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 03-11”) and netted purchased power expense against sales of purchased power. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of our application of EITF Issue No. 03-11.
      The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. (“CES”) risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; (c) the accounting requirements under Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Asset,” pursuant to which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue); and (d) rules in effect associated with the NEPOOL market in New England, which require that all power generated in NEPOOL be sold directly to the Independent System Operator (“ISO”) in that market; we then buy from the ISO to serve our customer contracts. Generally accepted accounting principles required us to account for this activity, which applies to three of our merchant generating facilities, as the aggregate of two distinct sales and one purchase until our prospective adoption of EITF Issue No. 03-11 on October 1, 2003. This gross basis presentation increases revenues but not gross profit. The table below details the financial extent of our transactions with NEPOOL for the 2003 financial periods prior to our adoption in October 2003 of EITF Issue No. 03-11. Our entrance into the NEPOOL market began with our acquisition of the Dighton, Tiverton and Rumford facilities on December 15, 2000.

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(In thousands)
Sales to NEPOOL from power we generated	$88,413	$258,945
Sales to NEPOOL from hedging and other activity	29,375	117,345

Total sales to NEPOOL	$117,788	$376,290
Total purchases from NEPOOL	$99,159	$310,025
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
      Set forth below are the Results of Operations for the three and nine months ended September 30, 2004 and 2003 (in millions, except for unit pricing information, percentages and MW volumes; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets).

Results of Operations
      Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003.

Revenue

	Three Months Ended
	September 30,

	2004	2003	$ Change	% Change

Total revenue	$2,557.2	$2,656.6	$(99.4)	(3.7)%
      The decrease in total revenue is explained by category below.

	Three Months Ended
	September 30,

	2004	2003	$ Change	% Change

Electricity and steam revenue	$1,671.1	$1,416.9	$254.2	17.9%
Transmission sales revenue	4.4	4.0	0.4	10.0%
Sales of purchased power for hedging and optimization	430.6	843.0	(412.4)	(48.9)%

Total electric generation and marketing revenue	$2,106.1	$2,263.9	$(157.8)	(7.0)%

      Electricity and steam revenue increased as we completed construction and brought into operation five new baseload power plants and two expansion projects that were completed subsequent to September 30, 2003. Average megawatts in operation of our consolidated plants increased by 21.6% to 26,192 MW while generation increased by 15.5%. In addition, average realized electric price, before the effects of hedging, balancing and optimization, increased from $55.67/ MWh in 2003 to $56.86/ MWh in 2004.
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

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Oil and gas sales	$17.7	$16.6	$1.1	6.6%
Sales of purchased gas for hedging and optimization	423.7	305.7	118.0	38.6%

Total oil and gas production and marketing revenue	$441.4	$322.3	$119.1	37.0%

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

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Realized gain (loss) on power and gas mark-to-market transactions, net	$18.7	$(0.1)	$18.8	18,800.0%
Unrealized loss on power and gas mark-to-market transactions, net	(23.8)	(10.9)	(12.9)	(118.3)%

Mark-to-market activities, net	$(5.1)	$(11.0)	$5.9	53.6%

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
      During the three months ended September 30, 2004, net losses from mark-to-market activities declined. In the three months ended September 2004 the Company’s exposure to mark-to-market earnings volatility declined commensurate with a corresponding decline in the volume of open commodity positions underlying the exposure. As a result, the magnitude of earnings volatility attributable to any given change in prices declined. Additionally, the Company recorded a hedge ineffectiveness gain of approximately $1.9 million for the three months ended September 2004 versus a hedge ineffectiveness loss of $4.5 million for the corresponding period in 2003.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other revenue	$14.7	$81.5	$(66.8)	(82.0)%
      Other revenue decreased during the three months ended September 30, 2004, primarily due to a pre-tax gain of $69.4 realized during the three months ended September 30, 2003, in connection with our settlement with Enron, principally related to the final negotiated settlement of claims and for amounts owed under terminated commodity contracts. This decrease was offset partially by revenue derived from management services performed by our wholly owned subsidiary Calpine Power Services, Inc. (“CPS”) which increased by $3.2 during the three months ended September 30, 2004, as compared to the same period last year.

Cost of Revenue

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Cost of revenue	$2,302.8	$2,317.7	$14.9	0.6%

      The decrease in total cost of revenue is explained by category below.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Plant operating expense	$181.9	$180.8	$(1.1)	(0.6)%
Transmission purchase expense	25.2	11.1	(14.1)	(127.0)%
Royalty expense	8.5	7.0	(1.5)	(21.4)%
Purchased power expense for hedging and optimization	351.2	835.9	484.7	58.0%

Total electric generation and marketing expense	$566.8	$1,034.8	$468.0	45.2%

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

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Oil and gas production expense	$12.7	$13.6	$0.9	6.6%
Oil and gas exploration expense	2.0	1.7	(0.3)	(17.7)%

Oil and gas operating expense	14.7	15.3	0.6	3.9%
Purchased gas expense for hedging and optimization	429.4	293.2	(136.2)	(46.5)%

Total oil and gas operating and marketing expense	$444.1	$308.5	$(135.6)	(44.0)%

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

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Fuel expense
Cost of oil and gas burned by power plants	$1,100.4	$807.7	$(292.7)	(36.2)%
Recognized (gain) loss on gas hedges	(2.7)	(1.1)	1.6	145.5%

Total fuel expense	$1,097.7	$806.6	$(291.1)	(36.1)%

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

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Depreciation, depletion and amortization expense	$149.3	$131.0	$(18.3)	(14.0)%
      Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2003.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Operating lease expense	$25.8	$28.4	$2.6	9.2%
      Operating lease expense decreased from the prior year as the King City lease was restructured in May 2004 and began to be accounted for as a capital lease at that point. As a result, we stopped incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other cost of revenue	$19.2	$8.4	$(10.8)	(128.6)%
      Other cost of revenue increased during the three months ended September 30, 2004, as compared to the same period in 2003, due primarily to $1.2 of additional expense from Power Systems Mfg., LLC (“PSM”) and $6.2 of amortization expense incurred from the adoption of Derivatives Implementation Group (“DIG”) Issue No. C20 (“DIG Issue No. C20”), “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” In the fourth quarter of 2003, we recorded a pre-tax mark-to-market gain of $293.4 as the cumulative effect of a change in accounting principle. This gain is amortized as expense over the respective lives of the two power sales contracts from which the mark-to-market gains arose. Additionally, we incurred $3.5 of higher expenses at CPS for sale of engineering, construction and operations services to third parties during the three months ended September 30, 2004, as compared to the same period last year.

(Income)/ Expenses

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

(Income) from unconsolidated investments in power projects	$10.9	$(4.1)	$(15.0)	(365.9)%
      During the three months ended September 30, 2004, we recorded our share (approximately $11.6) of a jury award to International Paper at the Androscoggin Joint Venture Company. For further information, see Note 16 of the Notes to Consolidated Condensed Financial Statements. Income from our investment in the Acadia Power Plant decreased by $2.4 from the same period last year partially due to costs associated with an unscheduled outage. Also, we recognized $0.9 less income this quarter in connection with our investment in the Gordonsville Power Plant as we sold our interest in the plant in November 2003.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Equipment cancellation and asset impairment cost	$7.8	$0.6	$(7.2)	(1,200.0)%
      Equipment cancellation and asset impairment charge increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily as a result of a loss of $4.3 recognized in connection with the impairment charge for one heat recovery steam generator (“HRSG”), a loss on the sale of 12 tube bundles in the amount of $3.5, and a write-off of $1.8 in connection with the termination of the purchase contract for one steam turbine condenser, which was partially offset by a downward adjustment of $1.8 to the loss recorded on the sale of turbines in 2003.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Long-term service agreement cancellation charge	$7.6	$—	$(7.6)	(100.0)%
      A long-term service agreement cancellation charge adjustment of $7.6 was recorded during the three months ended September 30, 2004, as a result of settlement negotiations related to the cancellation of long-term service agreements with Siemens-Westinghouse Power Corporation at our Hermiston, Ontelaunee, South Point and Sutter facilities.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Project development expense	$3.4	$3.0	$(0.4)	(13.3)%
      Project development expense increased during the three months ended September 30, 2004, partially due to costs incurred on oil and gas pipeline and LNG projects.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Research and development expense	$4.0	$2.8	$(1.2)	(42.9)%

      Research and development expense increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Sales, general and administrative expense	$58.4	$49.4	$(9.0)	(18.2)%
      Sales, general and administrative expense increased during the three months ended September 30, 2004, primarily due to an increase in employees or employee costs, consulting, rent, insurance and other professional fees. Over half of the increase is directly attributable to the Sarbanes-Oxley Section 404 internal controls project and audit work related thereto.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Interest expense	$293.6	$198.7	$(94.9)	(47.8)%
      Interest expense increased as a result of higher average debt balances, higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases) from $98.7 for the three months ended September 30, 2003, to $86.8 for the three months ended September 30, 2004. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. Additionally, during the three months ended September 30, 2004, (i) interest expense related to the Company’s senior notes and term loans increased $9.6; (ii) interest expense related to the Company’s Calpine Generating Company, LLC (“CalGen”) subsidiary (formerly CCFC II) increased $25.8; (iii) interest expense related to the Company’s construction/project financing increased $18.1; (iv) interest expense related to the Company’s Calpine Construction Finance Company L.P. (“CCFC I”) subsidiary increased $6.1; and (v) interest expense related to the Company’s preferred interests increased $5.0. The majority of the remaining increase relates to a increase in average indebtedness due primarily to the deconsolidation of Calpine Capital Trust I (“Trust I”), Calpine Capital Trust II (“Trust II”) and Calpine Capital Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”) and the recording of debt to the Trusts due to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) prospectively on October 1, 2003. See Note 3 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. Interest expense related to the Notes payable to the Trusts during the three months ended September 30, 2004, was $16.5; during the three months ended September 30, 2003, this expense was classified as Distributions on Trust Preferred Securities and amounted to $15.3. As the distributions were excluded from the interest expense caption on the Company’s Consolidated Condensed Statements of Operations for the three months ended September 30, 2003, this represents a $16.5 increase to interest expense during the three months ended September 30, 2004, but there was only a $1.2 increase in the distributions paid during the three months ended September 30, 2004.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Distributions on Trust Preferred Securities	$—	$15.3	$(15.3)	(100.0)%
      As discussed above, as a result of the deconsolidation of the Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the three months ended

September 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Trusts.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Interest (income)	$(17.2)	$(10.7)	$6.5	60.7%
      Interest (income) increased during the three months ended September 30, 2004, due primarily to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Minority interest expense	$10.0	$2.6	$(7.4)	(284.6)%
      Minority interest expense increased during the three months ended September 30, 2004, as compared to the same period in 2003 primarily due to our reduced ownership percentage in the Calpine Power Limited Partnership (“CPLP”) following the sale of our interest in the Calpine Power Income Fund (“CPIF”), which owns 70% of CPLP.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

(Income) from repurchases of various issuances of debt	$(167.2)	$(207.2)	$(40.0)	(19.3)%
      For the three month ended September 30, 2004, income from the repurchases of debt decreased by $40.0 from the corresponding period in the prior year primarily as a result of less open market and privately negotiated transactions.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other expense	$23.3	$9.5	$(13.8)	(145.3)%
      Other expense increased by $13.8 in the three months ended September 30, 2004, compared to the prior year due primarily to foreign currency transaction losses increasing by $20.4 from the corresponding period in 2003. This was partially mitigated by lower charges associated with refinancings.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Provision (benefit) for income taxes	$5.2	$102.5	$97.3	94.9%
      For the three months ended September 30, 2004, our effective rate from continuing operations decreased to 26% as compared to 37% for the three months ended September 30, 2003 following a year-to-date true-up following the sale of oil and gas assets in Canada and the reclassification of certain permanent differences relating to cross border financings from continuing operations to discontinued operations.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Discontinued operations, net of tax	$126.5	$61.3	$65.2	106.4%
      During the three months ended September 30, 2004, discontinued operations activity included the sale of our Canadian natural gas reserves and petroleum assets and the sale of our gas reserves in the Colorado

Piceance Basin and New Mexico San Juan Basin, which resulted in the recording of $203.3 of pre-tax discontinued operations income and a tax charge of $76.7.

	Three Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Net income (loss)	$141.1	$237.8	$(96.7)	(40.7)%
      In the quarter ended September 30, 2004, the Company netted approximately $563.3 of sales of purchased power for hedging and optimization with purchased power expense for hedging and optimization. This was due to the adoption of EITF Issue No. 03-11. Without this netting, total revenue would have grown by approximately 17% versus the reported 4% reduction in revenue. For the three months ended September 30, 2004, the company reported net income of $141.1, compared to net income of $237.8, for the same quarter in the prior year.
      We recognized $126.5 in discontinued operations activity associated with the sale of our Canadian natural gas reserves and petroleum assets and the sale of our gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin. We also recognized a pre-tax gain on the repurchase of certain debt issuances in the amount of $167.2 in the third quarter of 2004.
      Gross profit decreased by $84.5, or 25%, to $254.4 in the three months ended September 30, 2004, primarily due to: i) non-recurring other revenue of $69.4 recognized in the third quarter of 2003 from the settlement of contract disputes with, and claims against, Enron Corp.; ii) the amortization of $6.2 in the third quarter of 2004 of the DIG Issue No. C20 gain recorded in the fourth quarter of 2003 due to the cumulative effect of a change in accounting principle; iii) soft market fundamentals, which caused total spark spread to not increase commensurately with additional transmission purchase expense, and depreciation costs associated with new power plants coming on-line. During the three months ended September 30, 2004, financial results were affected by a $79.7 increase in interest expense and distributions on trust preferred securities, as compared to the same period in 2003. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation. Income before discontinued operations and cumulative effect of a change in accounting principle was $14.6. The reduction in this income compared to the same period in the prior year is due to a reduction in total revenue and gross profit and also increases in operating expenses including interest expense and depreciation, depletion and amortization expense.
      For the three months ended September 30, 2004, we generated 29.4 million megawatt-hours, which equated to a baseload capacity factor of 56%, and realized an average spark spread of $21.40 per megawatt-hour. For the same period in 2003, we generated 25.4 million megawatt-hours, which equated to a capacity factor of 60%, and realized an average spark spread of $23.88 per megawatt-hour.
      Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003.
Revenue

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Total revenue	$6,893.7	$6,961.4	$(67.7)	(1.0)%

      The increase in total revenue is explained by category below.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Electricity and steam revenue	$4,230.0	$3,563.2	$666.8	18.7%
Transmission sales revenue	14.1	13.2	0.9	6.8%
Sales of purchased power for hedging and optimization	1,307.3	2,269.1	(961.8)	(42.4)%

Total electric generation and marketing revenue	$5,551.4	$5,845.5	$(294.1)	(5.0)%

      Electricity and steam revenue increased as we completed construction and brought into operation five new baseload power plants and two expansion projects completed subsequent to September 30, 2003. Average megawatts in operation of our consolidated plants increased by 22.8% to 24,108 MW while generation increased by 16.8%. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 51% in the nine months ended September 30, 2004, from 55% in the nine months ended September 30, 2003, primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting mild weather in the first and third quarters of 2004 and oversupply conditions which are expected to gradually work off over the next several years. This caused us to cycle-off certain of our merchant plants without contracts in off-peak hours. Average realized electric price, before the effects of hedging, balancing and optimization, increased from $57.41/ MWh in 2003 to $58.33/ MWh in 2004.
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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Oil and gas sales	$47.5	$45.4	$2.1	4.6%
Sales of purchased gas for hedging and optimization	1,258.4	961.6	296.8	30.9%

Total oil and gas production and marketing revenue	$1,305.9	$1,007.0	$298.9	29.7%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Realized gain on power and gas mark-to-market transactions, net	$42.4	$30.2	$12.2	40.4%
Unrealized loss on power and gas mark-to-market transactions, net	(57.6)	(18.9)	(38.7)	(204.8)%

Mark-to-market activities, net	$(15.2)	$11.3	$(26.5)	(234.5)%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other revenue	$51.6	$97.6	$(46.0)	(47.1)%
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

Cost of Revenue

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Cost of revenue	$6,470.3	$6,315.2	$(155.1)	(2.5)%
      The increase in total cost of revenue is explained by category below.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Plant operating expense	$575.8	$496.1	$(79.7)	(16.1)%
Transmission purchase expense	61.9	37.5	(24.4)	(65.1)%
Royalty expense	21.3	18.8	(2.5)	(13.3)%
Purchased power expense for hedging and optimization	1,171.3	2,254.6	1,083.3	48.0%

Total electric generation and marketing expense	$1,830.3	$2,807.0	$976.7	34.8%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Oil and gas production expense	$36.4	$43.1	$6.7	15.5%
Oil and gas exploration expense	6.4	10.5	4.1	39.0%

Oil and gas operating expense	42.8	53.6	10.8	20.1%
Purchased gas expense for hedging and optimization	1,243.8	941.3	(302.5)	(32.1)%

Total oil and gas operating and marketing expense	$1,286.6	$994.9	$(291.7)	(29.3)%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Fuel expense
Cost of oil and gas burned by power plants	$2,804.1	$2,040.6	$(763.5)	(37.4)%
Recognized (gain) on gas hedges	(20.6)	(5.3)	15.3	288.7%

Total fuel expense	$2,783.5	$2,035.3	$(748.2)	(36.8)%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Depreciation, depletion and amortization expense	$420.4	$373.1	$(47.3)	(12.7)%
      Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2003.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Operating lease expense	$80.6	$84.3	$3.7	4.4%
      Operating lease expense decreased from the prior year as the King City lease terms were restructured in May 2004 and the lease began to be accounted for as a capital lease at that point. As a result, we ceased incurring operating lease expense on that lease and instead began to incur depreciation and interest expense.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other cost of revenue	$68.2	$20.5	$(47.7)	(232.7)%
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

(Income)/ Expenses

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Loss (income) from unconsolidated investments in power projects	$11.7	$(68.6)	$(80.3)	(117.1)%
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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Equipment cancellation and asset impairment cost	$10.2	$19.9	$9.7	48.7%

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

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Long-term service agreement cancellation charge	$7.6	$—	$(7.6)	(100.0)%
      Long-term service agreement cancellation charge adjustment of $7.6 was recorded during the nine months ended September 30, 2004, as a result of settlement negotiations related to the cancellation of long-term service agreements with Siemens-Westinghouse Power Corporation at our Hermiston, Ontelaunee, South Point and Sutter facilities.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Project development expense	$15.1	$14.1	$(1.0)	(7.1)%
      Project development expense increased during the nine months ended September 30, 2004, partly due to higher costs associated with cancelled projects, and due to costs incurred on oil and gas pipeline and LNG projects.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Research and development expense	$12.9	$7.7	$(5.2)	(67.5)%
      Research and development expense increased during the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to increased personnel expenses related to new research and development programs at our PSM subsidiary.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Sales, general and administrative expense	$171.0	$142.8	$(28.2)	(19.7)%
      Sales, general and administrative expense increased during the nine months ended September 30, 2004, primarily due to an increase in employees or employee costs, consulting, rent, insurance and other professional fees. Over a third of the variance is directly attributable to the Sarbanes-Oxley Section 404 internal control project and related audit work.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Interest expense	$815.4	$483.2	$(332.2)	(68.8)%
      Interest expense increased as a result of higher average debt balances, higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased as a result of new plants that entered commercial operations (at which point capitalization of interest expense ceases) from $333.7 for the nine months ended September 30, 2003, to $297.4 for the nine months ended September 30, 2004. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. Additionally, during the nine months ended September 30, 2004, (i) interest expense related to the Company’s senior notes and term loans increased $115.9; (ii) interest expense related to the Company’s CalGen financing was responsible for an increase of $78.8; (iii) interest expense related to the Company’s notes payable and borrowings under lines of credit increased $41.6; (iv) interest expense related to the Company’s CCFC I financing increased $23.1; and (v) interest expense related to the Company’s preferred interests increased $25.8. The majority of the remaining increase relates to a increase in average indebtedness due primarily to the deconsolidation of the Trusts and the recording of debt to the Trusts due to the adoption of FIN 46 prospectively on October 1, 2003. See Note 3 of the Notes to Consolidated Condensed Financial Statements for a discussion of our adoption of FIN 46. Interest expense related to the notes payable to the Trusts during the nine months ended September 30, 2004, was $47.8; during the nine months ended September 30, 2003, this expense was classified as Distributions on Trust Preferred Securities and amounted to $46.6. As the distributions were excluded from the interest expense caption on the Company’s Consolidated Condensed Statements of Operations for the nine months ended September 30, 2003, this represents a $47.8 increase to interest expense during the nine months ended September 30, 2004, but there was only a $1.2 increase in the distributions paid during the nine months ended September 30, 2004.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Distributions on Trust Preferred Securities	$—	$46.6	$(46.6)	(100.0)%
      As discussed above, as a result of the deconsolidation of the Trusts upon adoption of FIN 46 as of October 1, 2003, the distributions paid on the Trust Preferred Securities during the nine months ended September 30, 2004, were no longer recorded on our books and were replaced prospectively by interest expense on our debt to the Trusts.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Interest (income)	$(39.2)	$(27.8)	$11.4	41.0%
      Interest (income) increased during the nine months ended September 30, 2004, primarily due to an increase in cash and equivalents and restricted cash balances as compared to the same period in 2003.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Minority interest expense	$23.1	$10.2	$(12.9)	(126.5)%
      Minority interest expense increased during the nine months ended September 30, 2004, as compared to the same period in 2003 primarily due to an increase in expense of $13.6 related to our reduced ownership percentage in CPLP.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

(Income) from repurchase of various issuances of debt	$(170.5)	$(214.0)	$(43.5)	(20.3)%

      Income from repurchases of various issuances of debt during the nine months ended September 30, 2004, decreased by $43.5 from the corresponding period primarily as a result of less open market and privately negotiated transactions.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Other expense (income)	$(177.1)	$64.6	$241.7	374.1%
      Other expense (income) increased by $241.7 during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to pre-tax income in the amount of $171.5 associated with the restructuring of a power purchase agreement for our Newark and Parlin power plants and the sale of Utility Contract Funding II, LLC (“UCF”), net of transaction costs and the write-off of unamortized deferred financing costs, $16.4 pre-tax gain from the restructuring of a long-term gas supply contract net of transaction costs, and a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of the Company’s debt securities that had served as collateral under the King City lease, net of transaction costs. Also, during the nine months ended September 30, 2004, foreign currency transaction losses were $7.5 compared to a loss of $36.2 in the corresponding period in 2003. During the nine months ended September 3, 2003, Letter of Credit Fees were $10.5.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Provision (benefit) for income taxes	$(106.0)	$59.8	$165.8	277.3%
      For the nine months ended September 30, 2004, the effective rate from continuing operations increased to 41% as compared to 36% for the nine months ended September 30, 2003. This change in the effective rate is primarily due to the sale of oil and gas assets in Canada and the determination that certain permanent tax differences relating to cross border financings, previously reflected in the results of continuing operations, should thereafter be reflected within discontinued operations. This had the effect of increasing the tax rate for continuing operations and reducing the tax rate within discontinued operations.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Discontinued operations, net of tax	$191.9	$54.3	$137.6	253.4%
      In the nine months ended September 30, 2004, discontinued operations were comprised primarily of the gain, net of tax of $23.0, from the sale of our 50% interest in the Lost Pines 1 Power Project, and a gain, net of tax, of $126.5 from the sale of our Canadian natural gas reserves and petroleum assets, and the sale of our oil and gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin. During the nine months ended September 30, 2003, discontinued operations activity included the operational reclasses to discontinued operations related to our 50% interest in the Lost Pines 1 Energy Center, the sale of certain of our oil and gas assets in the United States and Canada and the sale of our specialty data center engineering business.

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Cumulative effect of a change in accounting principle, net of tax	$—	$0.5	$(0.5)	(100.0)%

      The cumulative effect of a change in accounting principle, net of tax effect in 2003 resulted from adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.”

	Nine Months
	Ended
	September 30,

	2004	2003	$ Change	% Change

Net income (loss)	$41.2	$162.4	$(121.2)	(74.6)%
      In the nine months ended September 30, 2004, the Company netted approximately $1.26 billion of sales of purchased power for hedging and optimization with purchased power expense. This was due to the adoption of EITF Issue No. 03-11. Without this netting, total revenue would have grown by approximately 17% versus the reported 1% reduction in revenue. For the nine months ended September 30, 2004, we reported net income of $41.2, compared to net income of $162.4, for the same period in the prior year.
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
      Other income increased by $241.7 during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to: i) pre-tax income in the amount of $171.5, net of transaction costs and the write-off of unamortized deferred financing costs associated with the restructuring of power purchase agreements for the company’s Newark and Parlin power plants and the sale of an entity holding a power purchase agreement; ii) a $16.4 pre-tax gain from the restructuring of a long-term gas supply contract net of transaction costs; and iii) a $12.3 pre-tax gain from the King City restructuring transaction related to the sale of the company’s debt securities that had served as collateral under the King City lease, net of transaction costs. Also, during the nine months ended September 30, 2004, foreign currency transaction losses were $7.5, compared to a loss of $36.2 in the corresponding period in 2003. We recognized a gain of $170.5 in the nine months ended September 30, 2004 on the repurchase of certain debt issuances, and loss before discontinued operations and cumulative effect of a change in accounting principle was $150.7 in the nine months ended September 30, 2004.
      Discontinued operations, net of tax increased by $137.6 during the nine months ended September 30, 2004, as compared to the same period in 2003, as a result of the sale of oil and gas assets in the United States and Canada during the third quarter of 2004 and the sale of the company’s interest in the Lost Pines facility in the first quarter of 2004.
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
      Our $2.5 billion secured revolving construction financing facility through our wholly owned subsidiary Calpine Construction Finance Company II, LLC (“CCFC II”) (renamed Calpine Generating Company, LLC (“CalGen”)) was scheduled to mature in November 2004, requiring us to refinance this indebtedness. As of December 31, 2003, there was $2.3 billion outstanding under this facility including $53.2 million of letters of credit. On March 23, 2004, CalGen completed a secured institutional term loan and secured note financing, which replaced the old CCFC II facility. We realized total proceeds from the financing in the amount of $2.4 billion, before transaction costs and fees.
      The holders of our 4% Convertible Senior Notes Due 2006 (“2006 Convertible Senior Notes”) have a right to require us to repurchase them at 100% of their principal amount plus any accrued and unpaid interest on December 26, 2004. We can effect the repurchase with cash, shares of Calpine common stock or a combination of the two. In 2003 and 2004 we repurchased approximately $1,127.9 million of the outstanding principal amount of 2006 Convertible Senior Notes, with proceeds of financings we consummated in July 2003, through equity swaps and with the proceeds of our offerings of our 4.75% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Senior Notes”) in November 2003. The repurchases were made in open market and privately negotiated transactions and, in February 2004, we initiated a cash tender offer for all of the outstanding 2006 Convertible Senior Notes for a price of par plus accrued interest. Approximately $409.4 million aggregate principal amount of the 2006 Convertible Senior Notes were tendered pursuant to the tender offer, for which we paid a total of $412.8 million (including accrued interest of $3.4 million). At September 30, 2004, an aggregate principal amount of $72.1 million of 2006 Convertible Senior Notes remain outstanding.
      Subsequent to September 30, 2004, all of our outstanding HIGH TIDES I and HIGH TIDES II preferred securities were redeemed. See Note 16 of the Notes to Consolidated Condensed Financial Statements for information related to the redemption of all outstanding HIGH TIDES I preferred securities and HIGH TIDES II preferred securities. In addition, $517.5 million of our HIGH TIDES III are scheduled to be remarketed no later than August 1, 2005. We repurchased $115.0 million of HIGH TIDES III during the quarter ended September 30, 2004. In the event of a failed remarketing, the relevant HIGH TIDES will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES would not have a material effect on our liquidity position, it would impact our calculation of diluted earnings per share and increase our interest expense. Even with a successful remarketing, we would expect to have an increased dilutive impact on our EPS based on a revised conversion ratio. See Note 4 of the Notes to Consolidated Condensed Financial Statements for a summary of HIGH TIDES repurchased by the Company through September 30, 2004.
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
      Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Nine Months
	Ended
	September 30,

	2004	2003

	(In thousands)
Beginning cash and cash equivalents	$991,806	$579,486
Net cash provided by (used in):
Operating activities	229,870	171,332
Investing activities	(381,934)	(1,836,581)
Financing activities	633,703	2,046,489
Effect of exchange rates changes on cash and cash equivalents	14,377	8,946

Net increase in cash and cash equivalents	496,016	390,186

Ending cash and cash equivalents	$1,487,822	$969,672

      Operating activities for the nine months ended September 30, 2004, provided net cash of $229.9 million, compared to $171.3 million for the same period in 2003. Operating cash flows in 2004 benefited from the receipt of $100.6 million from the termination of power purchase agreements for two of our New Jersey power plants and $16.4 million from the restructuring of a long-term gas supply contract. In the first nine months of 2004, there was a $11.3 million use of funds from net changes in operating assets and liabilities. Uses of funds included accounts receivable, which increased by $104.8 million as our total revenues in the first nine months of 2004 (adjusted for the netting of approximately $1.3 billion of purchase power expense with sales of purchased power pursuant to EITF 03-11) increased by approximately $1.2 billion. Also, cash operating lease payments exceeded recognized expense by $53.7 million and accrued liabilities were reduced, through payments, for sales and property taxes. These uses of funds were partially offset by an increase of $218.9 million in accounts payable and accrued liabilities (including an increase in interest expense payable of $44.6 million) and a $14.1 million decrease in net margin deposits posted to support CES contracting activity.
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
      Non-Cash Activities — See the Schedule of noncash investing and financing activities on the Company’s Consolidated Condensed Statements of Cash Flows.
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
      Letter of Credit Facilities — At September 30, 2004 and December 31, 2003, we had approximately $477.7 million and $410.8 million, respectively, in letters of credit outstanding under various credit facilities to support CES risk management and other operational and construction activities. Of the total letters of credit outstanding, $243.7 million and $272.1 million in aggregate were issued under our cash collateralized letter of credit facilities at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, we had $148.7 million in letters of credit outstanding under the $200 million CalGen revolving credit agreement.
      In addition, in August 2004, our newly created entity Calpine Energy Management entered into a $250.0 million letter of credit facility with Deutsche Bank. There were no letters of credit issued under this facility at September 30, 2004. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information regarding this letter of credit facility.
      CES Margin Deposits and Other Credit Support — As of September 30, 2004 and December 31, 2003, CES had deposited net amounts of $173.9 million and $188.0 million, respectively, in cash as margin deposits with third parties and had letters of credit outstanding of $3.0 million and $14.5 million, respectively. CES uses these margin deposits and letters of credit as credit support for the gas procurement and risk management activities it conducts on Calpine’s behalf. Future cash collateral requirements may increase based on the extent of our involvement in derivative activities and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support CES’s operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.
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
      On September 30, 2004, we closed on $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 (“2014 Convertible Notes”), offered at 83.9% of par. The 2014 Convertible Notes will be convertible into cash and into a variable number of shares of Calpine common stock based on a conversion value derived from the conversion price of $3.85 per share. The number of shares to be delivered upon conversion will be determined by the market price of Calpine common shares at the time of conversion. The conversion price of $3.85 per share represents a premium of approximately 23% over The New York Stock Exchange closing price of $3.14 per Calpine common share on September 27, 2004. The 2014 Convertible Notes will pay interest at a rate of 6%, except that in years three, four and five, in lieu of interest, the original principal amount of $839 per note will accrete daily beginning September 30, 2006, to the full principal amount of $1,000 per note at September 30, 2009. Upon conversion of the 2014 Convertible Notes, we will deliver the portion of the conversion value equal to the then current principal amount of the 2014 Convertible Notes in cash and any additional conversion value in Calpine common stock.
      Net proceeds from the 2014 Convertible Notes offering were used to redeem our HIGH TIDES I and HIGH TIDES II preferred securities on October 20, 2004, (see Note 16 of the Notes to Consolidated Condensed Financial Statements for more information regarding this redemption), and to repurchase other existing indebtedness through open-market and privately negotiated purchases, and as otherwise permitted by our indentures.
      As part of the 2014 Convertible Notes offering, we entered into a ten-year Share Lending Agreement with Deutsche Bank AG London (“DB London”), under which we have loaned to DB London 89 million shares of newly issued Calpine common stock (the “loaned shares”) in exchange for a loan fee of $.001 per share. The entire 89 million shares were sold by DB London on September 30, 2004, at a price of $2.75 per share in a registered public offering. We did not receive any of the proceeds of the public offering. DB London is required to return the loaned shares to us no later than the end of the ten-year term of the Share Lending Agreement, or earlier under certain circumstances. Once loaned shares are returned, they may not be reborrowed under the Share Lending Agreement. Under the Share Lending Agreement, DB London is required to post and maintain collateral in the form of cash, government securities, certificates of deposit, high-grade commercial paper of U.S. issuers or money market shares at least equal to 100% of the market value of the loaned shares as security for the obligation of DB London to return the loaned shares to us.
      The Company’s issuance of 89 million shares of its common stock pursuant to a the Share Lending Agreement was essentially analogous to a sale of shares coupled with a forward contract for the reacquisition of the shares at a future date. As there will be no cash consideration for the return of the shares, the forward contract is considered to be prepaid. This agreement is similar to the accelerated share repurchase transaction addressed by EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” (“EITF Issue No. 99-7”) which is characterized as two distinct transactions: a treasury stock purchase and a forward sales contract. We have evaluated what is essentially a prepaid forward contract under the guidance of SFAS No. 133, and determined that the instrument meets the requirements to be accounted for in equity and is not required to be bifurcated and accounted for separate from the Share Lending Agreement. We recorded the transaction in equity at the fair market value of the Calpine common stock on the date of issuance in the amount of $258.1 million with an offsetting purchase obligation.
      Under SFAS No. 150, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased in calculating basic and diluted earnings per share. While the Share Lending Agreement does not provide for cash settlement, physical settlement (i.e. the 89 million shares must be returned by the end of the agreement) is required. Further, EITF Issue No. 99-7 indicates that the “treasury stock transaction” would result in an immediate reduction in number of outstanding shares used to calculate basic and diluted earnings per share. The share loan is analogous to a prepaid forward contract which would cancel the shares issued under the Share Lending Agreement and result in an immediate reduction in the number of outstanding shares used to calculate basic and diluted earnings per share. Consequently, we have excluded the 89 million shares of common stock subject to the Share Lending Agreement from the earnings per share calculation.
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

	Calpine
	Corporation
	and Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Eliminations	Total

Assets	$28,212,673	$440,506	$(222,260)	$28,430,919

Liabilities	$23,039,240	$255,087	$—	$23,294,327

Total revenue	$6,890,770	$11,404	$(8,468)	$6,893,706
Total cost of revenue	(6,465,283)	(15,203)	10,186	(6,470,300)
Interest income	31,126	21,453	(13,413)	39,166
Interest expense	(804,953)	(10,404)	—	(815,357)
Other	397,278	(3,258)	—	394,020

Net income	$48,938	$3,992	$(11,695)	$41,235

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
      Asset Sales — On January 15, 2004, we completed the sale of our 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority (“LCRA”). Under the terms of the agreement, we received a cash payment of $146.8 and recorded a pre-tax gain of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, our undivided interest in the Lost Pines facility was classified as “held for sale.”
      On September 1, 2004, we, along with Calpine Natural Gas L.P., completed the sale of our Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represent approximately 120 billion cubic feet equivalent (“Bcfe”) of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent (“MMcfe”) per day of gas. Under the terms of the agreement, we received cash payments of approximately $222.8 million, and recorded a pre-tax gain of approximately $102.9 million. Proceeds derived from this sale were applied as a mandatory paydown, pursuant to covenants governing asset sales, under our First Priority Senior Secured Term Loan B Notes Due 2007 and the $300 million Working Capital Revolver.
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
      Effective Tax Rate — Our effective tax rate is significantly impacted by permanent items related to cross-border financings that are deductible for tax purposes but not for book income purposes. Following the sale of our Canadian oil and gas reserves (see Note 9 of the Notes to Consolidated Financial Statements for more information on this sale) we determined that certain of these permanent items should be reflected within discontinued operations rather than in the results of continuing operations. This caused an increase in our effective tax rate from continuing operations for the nine months ended September 30, 2004, compared to the same period in 2003. However, because of significant net operating loss carryforwards at September 30, 2004, we don’t expect the change in the effective tax rate to have a material impact on cash taxes paid for 2004 or 2005.
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
      We own a 32.3% interest in the unconsolidated equity method investee Androscoggin Energy LLC (“AELLC”). AELLC owns the 160-megawatt Androscoggin Energy Center located in Maine and has construction debt of $58.6 million outstanding as of September 30, 2004. The debt is non-recourse to us (the “AELLC Non-Recourse Financing”). On September 30, 2004, and December 31, 2003, our investment balance was $15.9 million and $11.8 million, respectively, and the carrying value of our notes receivable, including accrued but unpaid interest, from AELLC was $23.1 million and $14.7 million, respectively. On and after August 8, 2003, AELLC received letters from its lenders claiming that certain events of default had occurred under the credit agreement for the AELLC Non-Recourse Financing, because the lending syndication had declined to extend the date for the conversion of the construction loan to a term loan by a certain date. AELLC has disputed the purported defaults. Also, the steam host for the AELLC project, International Paper Company (“IP”), filed a complaint against AELLC in October 2000, which resulted in a jury verdict of $41 million in favor of IP on November 3, 2004. See Notes 13 and 16 of the Notes to Consolidated Condensed Financial Statements. The litigation with IP has been a complicating factor in converting the construction debt to long term financing. As a result of these events, we reviewed our investment and notes receivable balances and believe that the assets are not impaired.
Capital Spending — Development and Construction
      Construction and development costs in process consisted of the following at September 30, 2004 (dollars in thousands):

			Equipment	Project
	# of		Included in	Development	Unassigned
	Projects	CIP(1)	CIP	Costs	Equipment

Projects in active construction	10	$2,935,248	$1,057,034	$—	$—
Projects in advanced development	11	671,594	529,475	122,769	—
Projects in suspended development	6	455,013	195,818	12,904	—
Projects in early development	2	—	—	8,952	—
Other capital projects	NA	45,564	—	—	—
Unassigned equipment	NA	—	—	—	66,133

Total construction and development costs		$4,107,419	$1,782,327	$144,625	$66,133

(1)	Construction in Progress (“CIP”).
      Projects in Active Construction — The 10 projects in active construction are estimated to come on line from February 2005 to November 2007. These projects will bring on line approximately 4,634 MW of base load capacity (5,244 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. One additional project, Goldendale, totaling 237 MW (271 MW with peaking capacity) that was in active construction at the beginning of the quarter went on line during the quarter. At September 30, 2004, the estimated funding requirements to complete these 10 projects, net of expected project financing proceeds, is approximately $0.4 billion.
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

      Unassigned Equipment — As of September 30, 2004, we had made progress payments on four turbines, one heat recovery steam generator, and other equipment with an aggregate carrying value of $66.1 million representing unassigned equipment that is classified on the balance sheet as other assets because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services. For equipment that is not assigned to development or construction projects, interest is not capitalized.
      Impairment Evaluation — All projects including those in construction and development and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. We review our unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired.
Risk Factor
      The following risk factor is listed as an addition to those disclosed in our Annual Report on Form 10-K/ A, amendment 2.
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
Performance Metrics
      In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in hedging, balancing and optimization (“HBO”) transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in megawatt hours (“MWh”) for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company “equity” gas from Calpine Natural Gas L.P., which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

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

      The table below presents, the operating performance metrics discussed above.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated	29,390	25,449	72,522	62,069
HBO and trading MWh sold	25,458	22,718	65,941	60,886

MWh delivered	54,848	48,167	138,463	122,955

Average availability	97%	98%	93%	91%
Average baseload capacity factor:
Average total MW in operation	26,192	21,549	24,108	19,637
Less: Average MW of pure peakers	2,951	2,889	2,951	2,599

Average baseload MW in operation	23,241	18,660	21,157	17,038
Hours in the period	2,208	2,208	6,576	6,552
Potential baseload generation (MWh)	51,316	41,201	139,128	111,633
Actual total generation (MWh)	29,390	25,449	72,522	62,069
Less: Actual pure peakers’ generation (MWh)	557	762	1,130	1,073

Actual baseload generation (MWh)	28,883	24,687	71,392	60,996
Average baseload capacity factor	56%	60%	51%	55%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/ KWh):
Not steam adjusted	8,115	7,827	8,177	7,924
Steam adjusted	7,140	7,159	7,152	7,202
Average all-in realized electric price:
Electricity and steam revenue	$1,671,147	$1,416,866	$4,230,004	$3,563,193
Spread on sales of purchased power for hedging and optimization	79,424	7,121	135,996	14,542

Adjusted electricity and steam revenue (in thousands)	$1,750,571	$1,423,987	$4,366,000	$3,577,735
MWh generated (in thousands)	29,390	25,449	72,522	62,069
Average all-in realized electric price per MWh	$59.56	$55.95	$60.20	$57.64
Average cost of natural gas:
Cost of oil and natural gas burned by power plants (in thousands)	$1,103,290	$794,134	$2,768,910	$2,014,945
Fuel cost elimination	45,833	63,520	157,738	228,669

Adjusted fuel expense	$1,149,123	$857,654	$2,926,648	$2,243,614
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	199,812	169,586	505,444	414,944
Average cost of natural gas per MMBtu	$5.75	$5.06	$5.79	$5.41
MWh generated (in thousands)	29,390	25,449	72,522	62,069
Average cost of adjusted fuel expense per MWh	$39.10	$33.70	$40.35	$36.15

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$1,750,571	$1,423,987	$4,366,000	$3,577,735
Less: Adjusted fuel expense (in thousands)	1,149,123	857,654	2,926,648	2,243,614

Spark spread (in thousands)	$601,448	$566,333	$1,439,352	$1,334,121
MWh generated (in thousands)	29,390	25,449	72,522	62,069
Average spark spread per MWh	$20.46	$22.25	$19.85	$21.49
Add: Equity gas contribution(1)	$27,554	$41,407	$97,555	$149,585
Spark spread with equity gas benefits (in thousands)	$629,002	$607,740	$1,536,907	$1,483,706
Average spark spread with equity gas benefits per MWh	$21.40	$23.88	$21.19	$23.90
Average plant operating expense (“POX”) per normalized MWh
(We also show POX per actual MWh for comparison):
Average total consolidated MW in operations	26,192	21,549	24,108	19,637
Hours in the period	2,208	2,208	6,576	6,576
Total potential MWh	57,832	47,580	158,534	129,133
Normalized MWh (at 70% capacity factor)	40,482	33,306	110,974	90,393
Plant operating expense (POX)	$181,907	$180,772	$575,830	$496,119
POX per normalized MWh	$4.49	$5.43	$5.19	$5.49
POX per actual MWh	$6.19	$7.10	$7.94	$7.99

(1)	Equity gas contribution margin:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Oil and gas sales	$17,687	$16,578	$47,472	$45,394
Add: Fuel cost eliminated in consolidation	45,833	63,520	157,738	228,669

Subtotal	$63,520	$80,098	$205,210	$274,063
Less: Oil and gas operating expense	14,719	15,262	42,864	53,642
Less: Depletion, depreciation and amortization	21,247	23,429	64,791	70,836

Equity gas contribution margin	$27,554	41,407	$97,555	149,585
MWh generated (in thousands)	29,390	25,449	72,522	62,069
Equity gas contribution margin per MWh	$0.94	$1.63	$1.35	$2.41

      The table below provides additional detail of total mark-to-market activity. For the three and nine months ended September 30, 2004 and 2003, mark-to-market activity, net consisted of (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Realized:
Power activity
“Trading Activity” as defined in EITF No. 02-03	$9,412	$8,581	$39,258	$33,243
Other mark-to-market activity(1)	(434)	(8,935)	(6,378)	(8,935)

Total realized power activity	$8,978	$(354)	$32,880	$24,308

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$9,679	$261	$9,548	$5,872
Other mark-to-market activity(1)	—	—	—	—

Total realized gas activity	$9,679	$261	$9,548	$5,872

Total realized activity:
“Trading Activity” as defined in EITF No. 02-03	$19,091	$8,842	$48,806	$39,115
Other mark-to-market activity(1)	(434)	(8,935)	(6,378)	(8,935)

Total realized activity	$18,657	$(93)	$42,428	$30,180

Unrealized:
Power activity
“Trading Activity” as defined in EITF No. 02-03	$(16,934)	$(15,920)	$(40,803)	$(29,031)
Ineffectiveness related to cash flow hedges	1,142	(115)	1,268	(4,753)
Other mark-to-market activity(1)	(240)	(1,087)	(13,015)	(1,087)

Total unrealized power activity	$(16,032)	$(17,122)	$(52,550)	$(34,871)

Gas activity
“Trading Activity” as defined in EITF No. 02-03	$(8,508)	$10,562	$(11,610)	$12,140
Ineffectiveness related to cash flow hedges	777	(4,370)	6,540	3,810
Other mark-to-market activity(1)	—	—	—	—

Total unrealized gas activity	$(7,731)	$6,192	$(5,070)	$15,950

Total unrealized activity:
“Trading Activity” as defined in EITF No. 02-03	$(25,442)	$(5,358)	$(52,413)	$(16,891)
Ineffectiveness related to cash flow hedges	1,919	(4,485)	7,808	(943)
Other mark-to-market activity(1)	(240)	(1,087)	(13,015)	(1,087)

Total unrealized activity	$(23,763)	$(10,930)	(57,620)	$(18,921)

Total mark-to-market activity:
“Trading Activity” as defined in EITF No. 02-03	$(6,351)	$3,484	$(3,607)	$22,224
Ineffectiveness related to cash flow hedges	1,919	(4,485)	7,808	(943)
Other mark-to-market activity(1)	(674)	(10,022)	(19,393)	(10,022)

Total mark-to-market activity	$(5,106)	$(11,023)	$(15,192)	$11,259

Overview
Summary of Key Activities
Finance — New Issuances

Date	Amount	Description

8/05/04	$250.0 million	CEM entered into a letter of credit facility with Deutsche Bank that expires October 2005
9/30/04	$785.0 million	Received funding on offering of 9 5/8% First Priority Senior Secured Notes due 2014, offered at 99.212% of par
9/30/04	$736.0 million	Received funding on offering of Contingent Convertible Notes due 2014, offered at 83.9% of par
9/30/04	$255.0 million	Established a new Cash Collateralized Letter of Credit Facility with Bayerische Landesbank
Finance — Repurchases/ Retirements

Date	Amount	Description

7/1/04	$20.0 million	Exchanged 4.2 million Calpine common shares in privately negotiated transactions for approximately $20.0 million of par value of
7/04		HIGH TIDES I — 9/04 $734.8 million Repurchased $734.8 million in principal amount of outstanding Senior Notes, 2023 Convertible Senior Notes, and HIGH TIDES III in exchange for $553.8 million in cash.

Date	Description

7/27/04	Entered into a five year agreement with Snapping Shoals EMC for 200 megawatts of capacity and energy
8/3/04	Signed a ten year power sales commitment with Wisconsin Public Service for 235 megawatts of capacity, energy and ancillary services, subject to approval by the Public Service Commission of Wisconsin
9/1/04	Completed sale of natural gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin for approximately $223 million
9/2/04	Completed sale of all Canadian natural gas reserves and petroleum assets for approximately Cdn$825 million (US$625 million)
9/30/04	Entered into a ten-year Share Lending Agreement, loaning 89 million shares of newly issued Calpine common stock to Deutsche Bank AG London
Power Plant Development and Construction:

Date	Project	Description

9/17/04	Goldendale Energy Center	Commercial Operation
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
      On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission (“CPUC”), the California Department of Water Resources (“CDWR”), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. (“Williams”) entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine’s settlement resulted in a FERC order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties.
      State of California, Ex. Rel. Bill Lockyer, Attorney General v. Federal Energy Regulatory Commission. On September 9, 2004, the Ninth Circuit Court of Appeals issued a decision on appeal of a Petition for Review of an order issued by FERC in FERC Docket No. EL02-71 wherein the Attorney General had filed a complaint (the “AG Complaint”) under Sections 205 and 206 of the Federal Power Act (the “Act”) alleging that parties who misreported or did not properly report market based transactions were in violation of their market based rate tariff and as a result were not accorded protection under section 206 of the Act from retroactive refund liability. The Ninth Circuit remanded the order to FERC for rehearing. FERC is required to determine whether refunds should be required for violation of reporting requirements prior to October 2, 2000. The proceeding on remand has not yet been established. In connection with its settlement agreement with various State of California entities (including the Attorney General), Calpine and its affiliates settled all claims related to the AG Complaint.
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
      CPUC Proceeding Regarding QF Contract Pricing for Past Periods. The Company’s Qualifying Facilities (“QF”) contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments for certain QF contracts by determining the short run avoided cost (“SRAC”) energy price formula. In mid-2000 the Company’s QF facilities elected the option set forth in Section 390 of the California Public Utility Code, which provides QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the price determined by SRAC. Having elected such option, the Company was paid based upon the PX zonal day-ahead clearing price (“PX Price”) from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. The CPUC at one point issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utility Code but tabled it, and a final decision has not been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC (collectively, the “PG&E Parties”) filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the “April 29 Motion”). The April 29 Motion requests that the CPUC set a briefing schedule under the R.99-11-022 to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000, until January 19, 2001. The PG&E Parties allege that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. The Company believes that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.
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
      The change in fair value of outstanding commodity derivative instruments from January 1, 2004 through September 30, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004	$76,541
Cash losses recognized or otherwise settled during the period(1)	10,057
Non-cash losses recognized or otherwise settled during the period(2)	(27,152)
Changes in fair value attributable to new contracts	5,515
Changes in fair value attributable to price movements	(122,443)

Fair value of contracts outstanding at September 30, 2004(3)	$(57,482)

Realized cash flow from fair value hedges(4)	$109,544

(1)	Recognized losses from commodity cash flow hedges of $(61.2) million (represents realized value of cash flow hedge activity of $(46.5) million as disclosed in Note 10 of the Notes to Consolidated Condensed Financial Statements, net of non-cash OCI items relating to terminated derivatives of $7.0 million and equity method hedges of $7.7 million) and realized gains of $51.2 million on mark-to-market activity, (represents realized value of mark-to-market activity of $42.4 million, as reported in the Consolidated Condensed Statements of Operations under mark-to-market activities, net of $(8.8) million of non-cash realized mark-to-market activity).

(2)	This represents the non-cash amortization of deferred items embedded in our derivative assets and liabilities.

(3)	Net commodity derivative assets reported in Note 10 of the Notes to Consolidated Condensed Financial Statements.

(4)	Not included as part of the roll-forward of net derivative assets and liabilities because changes in the hedge instrument and hedged item move in equal and offsetting directions to the extent the fair value hedges are perfectly effective.
      The fair value of outstanding derivative commodity instruments at September 30 based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2004	2005-2006	2007-2008	After 2008	Total

Prices actively quoted	$41,653	$155,268	$—	$—	$196,921
Prices provided by other external sources	(44,204)	(173,840)	5,720	(16,533)	(228,857)
Prices based on models and other valuation methods	—	1,709	2,834	(30,089)	(25,546)

Total fair value	$(2,551)	$(16,863)	$8,554	$(46,622)	$(57,482)

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

      The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30 and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality	2004	2005-2006	2007-2008	After 2008	Total

(Based on Standard & Poor’s Ratings as of September 30, 2004) Investment grade	$(3,621)	$(28,912)	$8,936	$(46,622)	$(70,219)
Non-investment grade	2,200	13,261	—	—	15,461
No external ratings	(1,130)	(1,212)	(382)	—	(2,724)

Total fair value	$(2,551)	$(16,863)	$8,554	$(46,622)	$(57,482)

      The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

		Fair Value
		after 10%
		Adverse
	Fair Value	Price Change

At September 30, 2004:
Electricity	$(249,717)	$(573,224)
Natural gas	192,235	170,134

Total	$(57,482)	$(403,090)

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
      The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 24% from December 31, 2003, to September 30, 2004, while the total volume of open power derivative positions increased 46% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in Other Comprehensive Income (“OCI”), net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of September 30, 2004, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and nine months ended September 30, 2004, have reflected this. See Notes 10 and 11 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity and OCI, respectively.

      Available-for-Sale Debt Securities — Through September 30, 2004, we have exchanged 30.8 million Calpine common shares in privately negotiated transactions for approximately $152.5 million par value of HIGH TIDES I and HIGH TIDES II. We have also repurchased $115.0 million par value of HIGH TIDES III. At September 30, 2004, the repurchased HIGH TIDES are classified as available-for-sale and recorded at fair market value. HIGH TIDES I and II are recorded in Other Current Assets and HIGH TIDES III in Other Assets. See Note 16 of the Notes to Consolidated Condensed Financial Statements for more information on the redemption of HIGH TIDES I and II subsequent to September 30, 2004. The following tables present our different classes of debt securities held by expected maturity date and fair market value as of September 30, 2004, (dollars in thousands):

	Weighted
	Average
	Interest
	Rate	2004	2005	2006	2007	2008	Thereafter	Total

HIGH TIDES I	5.75%	$77,500	$—	$—	$—	$—	$—	$77,500
HIGH TIDES II	5.50%	75,000	—	—	—	—	—	75,000
HIGH TIDES III	5.00%	—	—	—	—	—	115,000	115,000

Total		$152,500	$—	$—	$—	$—	$115,000	$267,500

Fair
Market
Value

HIGH TIDES I	$77,500
HIGH TIDES II	75,000
HIGH TIDES III	110,400

Total	$262,900

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

Variable to fixed Swaps

		Weighted Average	Weighted Average
	Notional	Interest Rate	Interest Rate	Fair Market
Maturity Date	Principal Amount	(Pay)	(Receive)	Value

2011	$58,178	4.5%	3-month US $LIBOR	(2,488)
2011	291,897	4.5%	3-month US $LIBOR	(12,547)
2011	209,833	4.4%	3-month US $LIBOR	(7,589)
2011	41,822	4.4%	3-month US $LIBOR	(1,513)
2011	39,612	6.9%	3-month US $LIBOR	(4,716)
2012	107,226	6.5%	3-month US $LIBOR	(13,206)
2016	21,330	7.3%	3-month US $LIBOR	(3,951)
2016	14,220	7.3%	3-month US $LIBOR	(2,635)
2016	42,660	7.3%	3-month US $LIBOR	(7,904)
2016	28,440	7.3%	3-month US $LIBOR	(5,269)
2016	35,550	7.3%	3-month US $LIBOR	(6,587)

Total	$890,768	5.2%		$(68,405)

Fixed to Variable Swaps

	Notional	Weighted Average		Weighted Average
	Principal	Interest Rate		Interest Rate	Fair Market
Maturity Date	Amount	(Pay)		(Receive)	Value

2011	$100,000	6-month US $	LIBOR	8.5%	$(5,252)
2011	100,000	6-month US $	LIBOR	8.5%	(3,549)
2011	200,000	6-month US $	LIBOR	8.5%	(7,437)
2011	100,000	6-month US $	LIBOR	8.5%	(6,353)

Total	$500,000			8.5%	$(22,591)

      The fair value of outstanding interest rate swaps and cross currency swaps and the fair value that would be expected after a one percent adverse interest rate change are shown in the table below (in thousands):

Variable to Fixed Swaps

Fair Value After a
1.0% (100 basis point)
Fair Value as of September 30, 2004	Adverse Interest Rate Change

$(68,405)	$(118,545)

Fixed to Variable Swaps

Fair Value After a
1.0% (100 basis point)
Fair Value as of September 30, 2004	Adverse Interest Rate Change

$(22,591)	$(49,925)
      Currency Exposure — We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, “Foreign Currency Translation,” to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at September 30, 2004, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

Impact to Pre-Tax Net Income
After 10% Adverse Exchange
Currency Exposure	Rate Change

GBP-Euro	$(22,349)
$Cdn-$US	(12,357)
$Cdn-Euro	(1,512)
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
      Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003:
      The major components of our foreign currency transaction loss of $(12.4) million and our foreign currency transaction gain of $8.1 million for the three months ended September 30, 2004 and 2003, respectively, are as follows (amounts in millions):

	2004	2003

Gain (Loss) from $Cdn-$US fluctuations:	$(7.4)	$9.3
Gain (Loss) from GBP-Euro fluctuations:	(4.1)	(2.1)
Gain (Loss) from other currency fluctuations:	(0.9)	0.8
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
      Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003:
      The major components of our foreign currency transaction losses of $7.5 million and $36.2 million, respectively, for the nine months ended September 30, 2004 and 2003, respectively, are as follows (amounts in millions):

	2004	2003

Gain (Loss) from $Cdn-$US fluctuations:	$(13.1)	$(25.6)
Gain (Loss) from GBP-Euro fluctuations:	6.5	(11.4)
Gain (Loss) from other currency fluctuations:	(0.9)	0.8
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
      The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2004. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

	2004(8)	2005	2006	2007	2008

3-month US $LIBOR weighted average interest rate basis(4)
MEP Pleasant Hill Term Loan, Tranche A	$1,138	$6,700	$7,482	$8,132	$9,271

Total of 3-month US $LIBOR rate debt	1,138	6,700	7,482	8,132	9,271
1-month EURLIBOR weighted average interest rate basis(4)
Thomassen revolving line of credit	—	3,298	—	—	—

Total of 1-month EURLIBOR rate debt	—	3,298	—	—	—
1-month US $LIBOR weighted average interest rate basis(4)
First Priority Secured Floating Rate Notes Due 2009 (CalGen)	—	—	—	1,175	2,350
CalGen Revolver	—	—	—	36,500	—

Total of 1-month US $LIBOR rate debt	—	—	—	37,675	2,350
6-month US $LIBOR weighted average interest rate basis(4)
Third Priority Secured Floating Rate Notes Due 2011 (CalGen)	—	—	—	—	—

Total of 6-month US $LIBOR rate debt	—	—	—	—	—
5-month US $LIBOR weighted average interest rate basis(4)
Riverside Energy Center project financing	—	3,685	3,685	3,685	3,685
Rocky Mountain Energy Center project financing	—	2,649	2,649	2,649	2,649

Total of 6-month US $LIBOR rate debt	—	6,334	6,334	6,334	6,334

	2004(8)	2005	2006	2007	2008

(1)(4)
First Priority Secured Institutional Term Loan Due 2009 (CCFC I)	—	3,208	3,208	3,208	3,208
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)	—	—	—	—	—

Total of variable rate debt as defined at(1) below	—	3,208	3,208	3,208	3,208
(2)(4)
Second Priority Senior Secured Term Loan B Notes Due 2007	1,875	7,500	7,500	725,625	—

Total of variable rate debt as defined at(2) below	1,875	7,500	7,500	725,625	—
(3)(4)
Second Priority Senior Secured Floating Due 2007	1,250	5,000	5,000	483,750	—
Blue Spruce Energy Center project financing	—	1,875	3,750	3,750	3,750

Total of variable rate debt as defined at(3) below	1,250	6,875	8,750	487,500	3,750
(5)(4)
First Priority Secured Term Loans Due 2009 (CalGen)	—	—	—	3,000	6,000
Second Priority Secured Floating Rate Notes Due 2010 (CalGen)	—	—	—	—	3,200
Second Priority Secured Term Loans Due 2010 (CalGen)	—	—	—	—	500

Total of variable rate debt as defined at(5) below	—	—	—	3,000	9,700

(6)(4)
Island Cogen	—	6,294	—	—	—

Total of variable rate debt as defined at(6) below	—	6,294	—	—	—

(6)(4)
Contra Costa	—	168	175	182	190

Total of variable rate debt as defined at(6) below	—	168	175	182	190

Grand total variable-rate debt instruments	$4,263	$40,377	$33,449	$1,271,656	$34,803

		Fair Value
	Thereafter	9/30/2004(9)

3-month US $LIBOR weighted average interest rate basis(4)
MEP Pleasant Hill Term Loan, Tranche A	$95,235	$127,958

Total of 3-month US $LIBOR rate debt	95,235	127,958
1-month EURLIBOR weighted average interest rate basis(4)
Thomassen revolving line of credit	—	3,298

Total of 1-month EURLIBOR rate debt	—	3,298
1-month US $LIBOR weighted average interest rate basis(4)
First Priority Secured Floating Rate Notes Due 2009 (CalGen)	231,475	235,000
CalGen Revolver	—	36,500

Total of 1-month US $LIBOR rate debt	231,475	271,500

		Fair Value
	Thereafter	9/30/2004(9)

6-month US $LIBOR weighted average interest rate basis(4)
Third Priority Secured Floating Rate Notes Due 2011 (CalGen)	680,000	680,000

Total of 6-month US $LIBOR rate debt	680,000	680,000
5-month US $LIBOR weighted average interest rate basis(4)
Riverside Energy Center project financing	353,760	368,500
Rocky Mountain Energy Center project financing	254,304	264,900

Total of 6-month US $LIBOR rate debt	608,064	633,400
(1)(4)
First Priority Secured Institutional Term Loan Due 2009 (CCFC I)	365,189	378,021
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)	408,326	408,326

Total of variable rate debt as defined at(1) below	773,515	786,347
(2)(4)
Second Priority Senior Secured Term Loan B Notes Due 2007	—	742,500

Total of variable rate debt as defined at(2) below	—	742,500
(3)(4)
Second Priority Senior Secured Floating Due 2007	—	495,000
Blue Spruce Energy Center project financing	106,675	119,800

Total of variable rate debt as defined at(3) below	106,675	614,800
(5)(4)
First Priority Secured Term Loans Due 2009 (CalGen)	591,000	600,000
Second Priority Secured Floating Rate Notes Due 2010 (CalGen)	628,039	631,239
Second Priority Secured Term Loans Due 2010 (CalGen)	98,131	98,631

Total of variable rate debt as defined at(5) below	1,317,170	1,329,870

(6)(4)
Island Cogen	—	6,294

Total of variable rate debt as defined at(6) below	—	6,294
(6)(4)
Contra Costa	1,561	2,276

Total of variable rate debt as defined at(6) below	1,561	2,276

Grand total variable-rate debt instruments	$3,813,695	$5,198,243

(1)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.

(2)	U.S. prime rate in combination with the Federal Funds Effective Rate.

(3)	British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.

(4)	Actual interest rates include a spread over the basis amount.

(5)	Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)	Bankers Acceptance Rate.

(7)	Local Agency Fund.

(8)	For 3 months remaining in 2004.

(9)	Fair value equals carrying value.

New Accounting Pronouncements
EITF 04-7
      An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an interest to be considered a variable interest, it must “absorb variability” of changes in the fair value of the VIE’s underlying net assets. Questions have arisen regarding (a) how to determine whether an interest absorbs variability , and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. EITF Issue No. 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity” (“EITF Issue No. 04-7”) is still in the discussion phase, but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force’s discussions on this Issue have centered around whether the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability, or (c) the interest absorbs both fair value and cash flow variability. The final conclusions reached on this issue may impact the Company’s methodology used in making quantitative assessments of the variability of: the Company’s joint venture investments: wholly owned subsidiaries that have issued preferred interests to third parties; wholly owned subsidiaries that have entered into operating leases of power plants that contain a fixed price purchase option; wholly owned subsidiaries that have entered into longer term power sales agreements with third parties; and the Company’s investments in SPEs. However, until the EITF reaches a final consensus, the effects of this issue on the Company’s financial statements is indeterminable.
EITF 04-8
      On September 30, 2004, the EITF reached a final consensus on EITF Issue No. 04-8 (“EITF Issue No. 04-8”): “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The guidance in EITF Issue No. 04-8 is effective for periods ending after December 15, 2004, and must be applied by retroactively restating previously reported earnings per shares. The consensus requires companies that have issued contingently convertible instruments with a market price trigger to include the effects of the conversion in diluted earnings per share, regardless of whether the price trigger had been met. Prior to this consensus, contingently convertible instruments were not included in diluted earnings per share if the price trigger had not been met. Typically, the affected instruments are convertible into common stock of the issuer after the issuer’s common stock price has exceeded a predetermined threshold for a specified time period. Our $634 million outstanding at September 30, 2004, of 4.75% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Senior Notes”) and $736 million aggregate principal amount at maturity of Contingent Convertible Notes Due 2014 (“2014 Convertible Notes”) will be affected by the new guidance. This new guidance will accelerate the point at which the 2023 Convertible Senior Notes and the 2014 Convertible Notes would potentially impact diluted earnings per share, but once the trigger price is exceeded, there would be no additional dilution.
SFAS No. 128-R
      FASB is expected to modify Statement of Financial Accounting Standards No. 128: Earnings Per Share (“SFAS No. 128”) to make it consistent with International Accounting Standard No. 33, Earnings Per Share so earnings per share computations will be comparable on a global basis. The effective date is anticipated to coincide with the effective date of EITF Issue No. 04-8. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted earnings per share. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company’s ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder’s option, in cash or shares. Under the revised guidance, the FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require an assumption of share settlement when calculating diluted earnings per share. Our 2023 Convertible Senior Notes and 2014

Convertible Notes contain provisions that would require share settlement in the event of conversion, during certain limited events of default, including bankruptcy. Additionally, the 2023 Convertible Senior Notes include a provision allowing us to meet a put with either cash or shares of stock. The revised guidance is expected to increase the potential dilution to our earnings per share, particularly when the price of our common stock is low, since the more dilutive of the calculations would be used considering both: (i) normal conversion assuming a combination of cash and a variable number of shares; and (ii) conversion during certain limited events of default assuming 100% shares at the fixed conversion rate.
      Summary of Dilution Potential of Our Contingent Convertible Notes: 2023 Convertible Senior Notes and 2014 Convertible Notes
      The table below assumes normal conversion for the 2014 Convertible Notes and the 2023 Convertible Senior Notes in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of Calpine common stock. The table shows only the potential impact of our two contingent convertible notes issuances and does not include the potential dilutive effect of HIGH TIDES III, the remaining 4% Convertible Senior Notes Due 2006 that can be put to the Company in December 2004 or employee stock options. Additionally, we are still assessing the potential impact of the SFAS No. 128-R exposure draft on our convertible issues. See Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.

	2014	2023
	Convertible	Convertible
	Notes	Senior Notes

Size of issuance	$736,000,000	$633,775,000
Conversion price per share	$3.85	$6.50
Conversion rate	259.7403	153.8462
Trigger price (20% over conversion price)	$4.62	$7.80

Additional Shares

Future Calpine	2014	2023
Common Stock	Convertible	Convertible	Share		Dilution
Price	Notes*	Senior Notes	SubTotal	Share Increase	in EPS

$5.00	43,968,831	NA	43,968,831	9.9%	9.0%
$7.50	93,035,498	13,000,542	106,036,040	23.8%	19.2%
$10.00	117,568,831	34,126,375	151,695,207	34.1%	25.4%
$20.00	154,368,831	65,815,125	220,183,957	49.5%	33.1%
$100.00	183,808,831	91,166,125	274,974,957	61.8%	38.2%
Basic earnings per share base at September 30, 2004	445,092,147

*	In the case of the 2014 Convertible Notes, since the conversion value is set for any given common stock price, more shares would be issued when the accreted value is less than $1,000 than in the table above since the accreted value (initially $839 per bond) is paid in cash, and the balance of the conversion value is paid in shares. The incremental shares assuming conversion when the accreted value is only $839 per bond are shown in the table below:

Incremental
Future Calpine Common Stock Price	Shares

$5.00	23,699,200
$7.50	15,799,467
$10.00	11,849,600
$20.00	5,924,800
$100.00	1,184,960

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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, the Company did not maintain effective controls over the accounting for income taxes and the determination of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) for continuing and discontinued operations. Specifically, the Company did not have effective controls in place to (i) identify and evaluate in a timely manner the tax implications of the repatriation of funds from Canada (ii) appropriately determine the allocation of the tax provision between continuing and discontinued operations (iii) ensure there was adequate communication from the tax department to the accounting departments relating to the preparation of the tax provision (iv) ensure all elements of the income tax provision were mathematically correct and (v) ensure the rationale for certain tax positions was adequately documented. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the three and nine months ended September 30, 2004. Additionally, this control deficiency could result in a misstatement of current income taxes payable, deferred income tax assets and liabilities and the related income tax provision (benefit) for continuing and discontinued operations that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Remediation of Material Weakness
      During the fourth quarter of 2004, we identified certain deficiencies in our tax accounting processes, procedures and controls. Although we had processes and systems in place relating to the preparation and review of the interim and annual income tax provisions, we subsequently determined that these controls were not adequate.
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
Changes in Internal Control Over Financial Reporting
      Calpine continuously seeks to improve the efficiency and effectiveness of its internal controls. This results in refinements to processes throughout the Company. However, there was no change in our internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Calpine’s internal control over financial reporting.
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
      Securities Class Action Lawsuits. Since March 11, 2002, 14 shareholder lawsuits have been filed against Calpine and certain of its officers in the United States District Court for the Northern District of California. The actions captioned Weisz v. Calpine Corp., et al., filed March 11, 2002, and Labyrinth Technologies, Inc. v. Calpine Corp., et al., filed March 28, 2002, are purported class actions on behalf of purchasers of Calpine stock between March 15, 2001 and December 13, 2001. Gustaferro v. Calpine Corp., filed April 18, 2002, is a purported class action on behalf of purchasers of Calpine stock between February 6, 2001 and December 13, 2001. The eleven other actions, captioned Local 144 Nursing Home Pension Fund v. Calpine

Corp., Lukowski v. Calpine Corp., Hart v. Calpine Corp., Atchison v. Calpine Corp., Laborers Local 1298 v. Calpine Corp., Bell v. Calpine Corp., Nowicki v. Calpine Corp. Pallotta v. Calpine Corp., Knepell v. Calpine Corp., Staub v. Calpine Corp., and Rose v. Calpine Corp. were filed between March 18, 2002 and April 23, 2002. The complaints in these 11 actions are virtually identical–they are filed by three law firms, in conjunction with other law firms as co-counsel. All 11 lawsuits are purported class actions on behalf of purchasers of Calpine’s securities between January 5, 2001 and December 13, 2001.
      The complaints in these fourteen actions allege that, during the purported class periods, certain Calpine executives issued false and misleading statements about Calpine’s financial condition in violation of Sections 10(b) and 20(1) of the Securities Exchange Act of 1934, as well as Rule 10b-5. These actions seek an unspecified amount of damages, in addition to other forms of relief.
      In addition, a fifteenth securities class action, Ser v. Calpine, et al., was filed on May 13, 2002 (the “Ser action”). The underlying allegations in the Ser action are substantially the same as those in the above-referenced actions. However, the Ser action is brought on behalf of a purported class of purchasers of Calpine’s 8.5% Senior Notes Due February 15, 2011 (“2011 Notes”) and the alleged class period is October 15, 2001 through December 13, 2001. The Ser complaint alleges that, in violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), the Supplemental Prospectus for the 2011 Notes contained false and misleading statements regarding Calpine’s financial condition. This action names Calpine, certain of its officers and directors, and the underwriters of the 2011 Notes offering as defendants, and seeks an unspecified amount of damages, in addition to other forms of relief.
      All 15 of these securities class action lawsuits were consolidated in the United States District Court for the Northern District of California. Plaintiffs filed a first amended complaint in October 2002. The amended complaint did not include the Securities Act complaints raised in the bondholders’ complaint, and the number of defendants named was reduced. On January 16, 2003, before the Company’s response was due to this amended complaint, plaintiffs filed a further second complaint. This second amended complaint added three additional Calpine executives and Arthur Andersen LLP as defendants. The second amended complaint set forth additional alleged violations of Section 10 of the Securities Exchange Act of 1934 relating to allegedly false and misleading statements made regarding Calpine’s role in the California energy crisis, the long term power contracts with the California Department of Water Resources, and Calpine’s dealings with Enron, and additional claims under Section 11 and Section 15 of the Securities Act relating to statements regarding the causes of the California energy crisis. The Company filed a motion to dismiss this consolidated action in early April 2003.
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
      In a separate order dated February 4, 2004, the court denied without prejudice Mr. Ser’s motion to be appointed lead plaintiff. Mr. Ser subsequently stated he no longer desired to serve as lead plaintiff. On April 4, 2004, the Policemen and Firemen Retirement System of the City of Detroit (“P&F”) moved to be appointed lead plaintiff, which motion was granted on May 14, 2004.
      In July 2004 the court issued an order for pretrial preparation establishing a trial date on November 7, 2005. On August 31, 2004, Calpine filed a motion for summary judgment to dismiss the consolidated securities class action lawsuits described above in Note 13. On November 3, 2004, the court issued an order denying such motion for summary judgment. Discovery is underway and a trial is scheduled for November 7, 2005. The Company considers the lawsuit to be without merit and intends to continue to defend vigorously against these allegations.
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
      On November 5, 2003, Calpine, the individual defendants and the underwriter defendants filed motions to dismiss this complaint on numerous grounds. On February 6, 2004, the court issued a tentative ruling sustaining the Company’s motion to dismiss on the issue of plaintiff’s standing. The court found that plaintiff had not shown that it had purchased Calpine stock “traceable” to the April 2002 equity offering. The court overruled the Company’s motion to dismiss on all other grounds. On March 12, 2004, after oral argument on the issues, the court confirmed its February 2, 2004 ruling.
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
      The case recently proceeded to trial, and on November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. The verdict amount was based on calculations proffered by IP’s damages expert, and AELLC is currently reviewing post-trial motions and appellate options. AELLC made an additional accrual to recognize the jury verdict and the Company recognized its 32.3% share.”
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
      FFIC’s superior court complaint asks that an order be issued declaring that it has no obligation to make payment under the bond. Further, if the court were to determine that FFIC does have an obligation to make payment, FFIC asked that an order be issued declaring that (i) Calpine has an obligation to replace it with funds equal to the amount of NPC’s demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine filed an answer denying the allegations of the complaint and asserting affirmative defenses, including that it has fully performed its obligations under the TSA and surety bond. NPC filed a motion to quash service for lack of personal jurisdiction in California.
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
      Jones v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company (“NESCO”). The agreement provided, among other things, that upon substantial completion of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. Calpine has made the $6 million payment to the estates. The complaint alleges that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. The complaint seeks damages in an unspecified amount in excess of $75,000. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to ensure payment of these fees.
      Calpine Energy Services v Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia Power Partners, LLC (“APP”) which company owns the Acadia Energy Center near Eunice, Louisiana (the “Facility”). A Cleco Corp subsidiary owns the remaining 50% of APP. Calpine Energy Services, LP (“CES”) is the purchaser under two power purchase agreements with APP, which agreements entitle CES to all of the Facility’s capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and APP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions APP disagrees. Accordingly, the parties are engaging in the initial alternative dispute resolution steps set forth in the power purchase agreements. It is possible that the dispute will result in binding arbitration pursuant to the agreements if a settlement is not reached. In addition, CES and APP are discussing certain billing calculation disputes, which relate to operating efficiency. The period of time for these disputes is also at issue, and could range from six months to June 2002 (commercial operation date of plant). It is expected that the parties will be able to resolve these disputes, and that APP will owe CES approximately $800,000 to $2.5 million.
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
      The following table sets forth the total units of HIGH TIDES purchased by the Company during the third quarter:

			Total Number of	Maximum Number
			Units Purchased as	of Units that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Units Purchased	per Share	or Programs	or Programs

7/1/04-7/31/04	400,000	$50.68	—	—
8/1/04-8/31/04	—	—	—	—
9/1/04-9/30/04	2,300,000	$48.50	—	—
      On September 30, 2004, the Company also repurchased $266.2 million in principal amount of its 4.75% Contingent Convertible Senior Notes Due 2023 (“2023 Convertible Senior Notes”), which are convertible into common stock. The following table sets forth the total units of 2023 Convertible Senior Notes purchased by the Company during the third quarter:

			Total Number of	Maximum Number
			Units Purchased as	of Units that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Units Purchased	per Note	or Programs	or Programs

7/1/04-7/31/04	—	—	—	—
8/1/04-8/31/04	—	—	—	—
9/1/04-9/30/04	266,225	$665.02	—	—

Item 6.	Exhibits
      The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)

*3	.2	Amended and Restated By-laws of Calpine Corporation.(b)

*4	.1	Indenture, dated as of September 30, 2004, between Calpine Corporation and Wilmington Trust Company, as Trustee, relating to $785,000,000 in aggregate principal amount of 9.625% First Priority Senior Secured Notes due 2014, including form of Notes.(c)

*4	.2.1	Indenture, dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

*4	.2.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

*4	.2.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee, relating to $736,000,000 in aggregate principal amount at maturity of Contingent Convertible Notes due 2014, including form of Notes.(f)

*4	.3.1	Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(g)

*4	.3.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and EquiServe Trust Company, N.A., as Rights Agent.(f)

4.4		Memorandum and Articles of Association of Calpine (Jersey) Limited.(h)

*10	.1	Share Lending Agreement, dated as of September 28, 2004, among Calpine Corporation, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary.(f)

*10	.2	Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Pogo Producing Company dated July 1, 2004.(i)

*10	.3	Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Bill Barrett Corporation dated July 1, 2004.(i)

*10	.4	Asset and Trust Unit Purchase and Sale Agreement among Calpine Canada Natural Gas Partnership and Calpine Energy Holdings Limited and Calpine Corporation and PrimeWest Gas Corp. and PrimeWest Energy Trust dated July 1, 2004.(i)

*10	.5.1	Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(j)

*10	.5.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and The Bank of Nova Scotia, as Administrative Agent.(k)

*10	.6	Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer.(k)

+31	.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31	.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99	.1	Term Debenture, issued August 23, 2001, by Calpine Canada Resources Ltd., to Calpine Canada Energy Finance II ULC.(l)

+	Filed herewith.

*	Incorporated by reference.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(d)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(e)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(f)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(h)	This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish a copy of such document to the SEC upon request.

(i)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K/ A filed with the SEC on September 14, 2004.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2004, filed with the SEC on November 9, 2004.

(l)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2004.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calpine Corporation

By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: April 13, 2005

By:	/s/ CHARLES B. CLARK, JR.

Charles B. Clark, Jr.
Senior Vice President and Corporate
Controller (Principal Accounting Officer)
Date: April 13, 2005

      The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Amended and Restated Certificate of Incorporation of Calpine Corporation, as amended through June 2, 2004.(a)

*3	.2	Amended and Restated By-laws of Calpine Corporation.(b)

*4	.1	Indenture, dated as of September 30, 2004, between Calpine Corporation and Wilmington Trust Company, as Trustee, relating to $785,000,000 in aggregate principal amount of 9.625% First Priority Senior Secured Notes due 2014, including form of Notes.(c)

*4	.2.1	Indenture, dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

*4	.2.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

*4	.2.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee, relating to $736,000,000 in aggregate principal amount at maturity of Contingent Convertible Notes due 2014, including form of Notes.(f)

*4	.3.1	Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(g)

*4	.3.2	Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and EquiServe Trust Company, N.A., as Rights Agent.(f)

4.4		Memorandum and Articles of Association of Calpine (Jersey) Limited.(h)

*10	.1	Share Lending Agreement, dated as of September 28, 2004, among Calpine Corporation, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary.(f)

*10	.2	Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Pogo Producing Company dated July 1, 2004.(i)

*10	.3	Purchase and Sale Agreement among Calpine Corporation, Calpine Natural Gas L.P. and Bill Barrett Corporation dated July 1, 2004.(i)

*10	.4	Asset and Trust Unit Purchase and Sale Agreement among Calpine Canada Natural Gas Partnership and Calpine Energy Holdings Limited and Calpine Corporation and PrimeWest Gas Corp. and PrimeWest Energy Trust dated July 1, 2004.(i)

*10	.5.1	Letter of Credit Agreement, dated as of July 16, 2003, among Calpine Corporation, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent.(j)

*10	.5.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and The Bank of Nova Scotia, as Administrative Agent.(k)

*10	.6	Letter of Credit Agreement, dated as of September 30, 2004, between Calpine Corporation and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer.(k)

+31	.1	Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31	.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99	.1	Term Debenture, issued August 23, 2001, by Calpine Canada Resources Ltd., to Calpine Canada Energy Finance II ULC.(l)

  +     Filed herewith.

*	Incorporated by reference.

(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004.

(b)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(d)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002.

(e)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001.

(f)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g)	Incorporated by reference to Calpine Corporation’s Registration Statement on Form 8-A/ A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(h)	This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish a copy of such document to the SEC upon request.

(i)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K/ A filed with the SEC on September 14, 2004.

(j)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2003, filed with the SEC on August 14, 2003.

(k)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2004, filed with the SEC on November 9, 2004.

(l)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2004.