Form 10-Q
period 2005-03-31
CALPINE CORP
filed 2005-05-11
CIK 916457

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    Form 10-Q


(Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 1-12079
                                ----------------

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

     538,016,014 shares of Common Stock, par value $.001 per share, outstanding on May 9, 2005.

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 2005

                                      INDEX

                                                                                                                               Page
                                                                                                                                No.
PART I -- FINANCIAL INFORMATION
Item 1.      Financial Statements............................................................................................    3
             Consolidated Condensed Balance Sheets March 31, 2005 and December 31, 2004......................................    3
             Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004..............    5
             Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004..............    6
             Notes to Consolidated Condensed Financial Statements............................................................    7
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   32
Item 3.      Quantitative and Qualitative Disclosures About Market Risk......................................................   58
Item 4.      Controls and Procedures.........................................................................................   58

PART II -- OTHER INFORMATION
Item 1.      Legal Proceedings...............................................................................................   59
Item 6.      Exhibits........................................................................................................   59
Signatures...................................................................................................................   61

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2005 and December 31, 2004

                                                                                                       March 31,     December 31,
                                                                                                         2005            2004
                                                                                                   --------------- ---------------
                                                                                                   (In thousands, except share and
                                                                                                          per share amounts)
                                                                                                              (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................................    $      812,612  $      783,428
  Accounts receivable, net......................................................................         1,034,141       1,097,157
  Margin deposits and other prepaid expense.....................................................           461,097         452,432
  Inventories...................................................................................           148,770         179,395
  Restricted cash...............................................................................           513,753         593,304
  Current derivative assets.....................................................................           472,643         324,206
  Other current assets..........................................................................           169,068         133,643
                                                                                                    --------------  --------------
     Total current assets.......................................................................         3,612,084       3,563,565
                                                                                                    --------------  --------------
Restricted cash, net of current portion.........................................................           194,476         157,868
Notes receivable, net of current portion........................................................           200,443         203,680
Project development costs.......................................................................           152,407         150,179
Unconsolidated investments......................................................................           387,639         374,032
Deferred financing costs........................................................................           423,122         422,606
Prepaid lease, net of current portion...........................................................           431,600         424,586
Property, plant and equipment, net..............................................................        20,712,038      20,636,394
Goodwill........................................................................................            45,160          45,160
Other intangible assets, net....................................................................            72,009          73,190
Long-term derivative assets.....................................................................           658,440         506,050
Other assets....................................................................................           690,049         658,778
                                                                                                    --------------  --------------
     Total assets...............................................................................    $   27,579,467  $   27,216,088
                                                                                                    ==============  ==============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................................    $      945,578  $    1,014,350
  Accrued payroll and related expense...........................................................            65,555          88,719
  Accrued interest payable......................................................................           396,175         385,794
  Income taxes payable..........................................................................            79,163          82,958
  Notes payable and borrowings under lines of credit, current portion...........................           209,652         204,775
  Preferred interests, current portion..........................................................           268,794           8,641
  Capital lease obligation, current portion.....................................................             5,780           5,490
  CCFC I financing, current portion.............................................................             3,208           3,208
  Construction/project financing, current portion...............................................           100,773          93,393
  Senior notes and term loans, current portion..................................................           922,489         718,449
  Current derivative liabilities................................................................           626,125         364,965
  Other current liabilities.....................................................................           287,940         314,650
                                                                                                    --------------  --------------
     Total current liabilities..................................................................         3,911,232       3,285,392
                                                                                                    --------------  --------------
Notes payable and borrowings under lines of credit, net of current portion......................           682,429         769,490
Convertible debentures payable to Calpine Capital Trust III.....................................           517,500         517,500
Preferred interests, net of current portion.....................................................           493,396         497,896
Capital lease obligation, net of current portion................................................           281,756         283,429
CCFC I financing, net of current portion........................................................           782,020         783,542
CalGen/CCFC II financing........................................................................         2,395,795       2,395,332
Construction/project financing, net of current portion..........................................         2,003,443       1,905,658
Convertible Senior Notes Due 2006...............................................................             1,311           1,326
Convertible Notes Due 2014......................................................................           623,429         620,197
Convertible Senior Notes Due 2023...............................................................           633,775         633,775
Senior notes and term loans, net of current portion.............................................         8,218,408       8,532,664
Deferred income taxes, net of current portion...................................................           925,365       1,021,739
Deferred revenue................................................................................           116,041         114,202
Long-term derivative liabilities................................................................           903,824         526,598
Other liabilities...............................................................................           351,389         346,230
                                                                                                    --------------  --------------
     Total liabilities..........................................................................        22,841,113      22,234,970
                                                                                                    --------------  --------------
Minority interests..............................................................................           388,499         393,445
                                                                                                    --------------  --------------

                                                                                                       March 31,     December 31,
                                                                                                         2005            2004
                                                                                                   --------------- ---------------
                                                                                                   (In thousands, except share and
                                                                                                          per share amounts)
                                                                                                              (Unaudited)
Stockholders' equity:
  Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and
   outstanding in 2005 and 2004.................................................................                --              --
  Common stock, $.001 par value per share; authorized 2,000,000,000 shares; issued and
   outstanding 538,017,458 shares in 2005 and 536,509,231 shares in 2004........................               538             537
  Additional paid-in capital....................................................................         3,159,385       3,151,577
  Additional paid-in capital, loaned shares.....................................................           258,100         258,100
  Additional paid-in capital, returnable shares.................................................          (258,100)       (258,100)
  Retained earnings.............................................................................         1,157,317       1,326,048
  Accumulated other comprehensive income........................................................            32,615         109,511
                                                                                                    --------------  --------------
     Total stockholders' equity.................................................................    $    4,349,855  $    4,587,673
                                                                                                    --------------  --------------
     Total liabilities and stockholders' equity.................................................    $   27,579,467  $   27,216,088
                                                                                                    ==============  ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                         2005            2004
                                                                                                    --------------  -------------
                                                                                                         (In thousands, except
                                                                                                          per share amounts)
                                                                                                              (Unaudited)
Revenue:
  Electric generation and marketing revenue
   Electricity and steam revenue.................................................................   $   1,403,549   $   1,245,887
   Transmission sales revenue....................................................................           3,744           5,675
   Sales of purchased power for hedging and optimization.........................................         356,130         380,028
                                                                                                    -------------   -------------
    Total electric generation and marketing revenue..............................................       1,763,423       1,631,590
Oil and gas production and marketing revenue
   Oil and gas sales.............................................................................          10,820          14,135
   Sales of purchased gas for hedging and optimization...........................................         420,296         352,737
                                                                                                    -------------   -------------
    Total oil and gas production and marketing revenue...........................................         431,116         366,872
  Mark-to-market activities, net.................................................................          (3,531)         12,518
  Other revenue..................................................................................          21,670          21,312
                                                                                                    -------------   -------------
    Total revenue................................................................................       2,212,678       2,032,292
                                                                                                    -------------   -------------
Cost of revenue:
  Electric generation and marketing expense
   Plant operating expense.......................................................................         195,626         172,777
   Transmission purchase expense.................................................................          23,510          19,483
   Royalty expense...............................................................................          10,329           5,882
   Purchased power expense for hedging and optimization..........................................         288,787         374,939
                                                                                                    -------------   -------------
    Total electric generation and marketing expense..............................................         518,252         573,081
Oil and gas operating and marketing expense
   Oil and gas operating expense.................................................................          13,000          13,236
   Purchased gas expense for hedging and optimization............................................         413,259         360,487
                                                                                                    -------------   -------------
    Total oil and gas operating and marketing expense............................................         426,259         373,723
  Fuel expense...................................................................................         921,349         789,749
  Depreciation, depletion and amortization expense...............................................         143,228         129,407
  Operating lease expense........................................................................          24,777          27,799
  Other cost of revenue..........................................................................          38,171          26,380
                                                                                                    -------------   -------------
    Total cost of revenue........................................................................       2,072,036       1,920,139
                                                                                                    -------------   -------------
      Gross profit...............................................................................         140,642         112,153
(Income) loss from unconsolidated investments....................................................          (6,064)         (1,185)
Equipment cancellation and impairment cost.......................................................             (73)          2,360
Project development expense......................................................................           8,720           7,717
Research and development expense.................................................................           7,034           3,816
Sales, general and administrative expense........................................................          57,137          54,328
                                                                                                    -------------   -------------
  Income from operations.........................................................................          73,888          45,117
Interest expense.................................................................................         348,937         248,466
Interest (income)................................................................................         (14,331)        (12,060)
Minority interest expense........................................................................          10,614           8,435
(Income) from repurchase of various issuances of debt............................................         (21,772)           (835)
Other expense (income), net......................................................................           3,980         (18,425)
                                                                                                    -------------   -------------
  Income (loss) before provision or benefit for income taxes.....................................        (253,540)       (180,464)
Provision (benefit) for income taxes.............................................................         (84,809)        (73,232)
                                                                                                    -------------   -------------
  Income (loss) before discontinued operations...................................................        (168,731)       (107,232)
Discontinued operations, net of tax provision (benefit) of $-- and $(392).........................             --          36,040
                                                                                                     --------------   -------------
      Net income (loss)..........................................................................   $    (168,731)  $     (71,192)
                                                                                                    =============   =============

Basic and diluted earnings (loss) per common share:
  Weighted average shares of common stock outstanding............................................         447,599         415,308
  Income (loss) before discontinued operations...................................................   $       (0.38)  $       (0.26)
  Discontinued operations, net of tax............................................................              --            0.09
                                                                                                    --------------   -------------
      Net income (loss)..........................................................................   $       (0.38)  $       (0.17)
                                                                                                    =============   =============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                    --------------------------------
                                                                                                          2005            2004
                                                                                                    ---------------  ---------------
                                                                                                              (In thousands)
                                                                                                                (Unaudited)
Cash flows from operating activities:
  Net loss........................................................................................  $     (168,731)  $      (71,192)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation, depletion and amortization (1)..................................................         206,810          197,183
    Deferred income taxes, net....................................................................         (84,809)         (97,550)
    Loss (gain) on sale of assets.................................................................           1,004          (32,211)
    Stock compensation expense....................................................................           7,136            4,266
    Foreign exchange (gains) losses...............................................................          (5,240)          (9,984)
    Change in net derivative assets and liabilities...............................................          24,487          (36,230)
    (Income) from unconsolidated investments......................................................          (6,064)          (2,506)
    Distributions from unconsolidated investments.................................................           4,872            5,140
    Other.........................................................................................         (11,231)           7,599
    Change in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable...........................................................................          61,092          (23,339)
    Other current assets..........................................................................          15,740          (49,708)
    Other assets..................................................................................         (39,243)          (6,823)
    Accounts payable and accrued expense..........................................................         (86,745)           1,981
    Other liabilities.............................................................................         (33,670)         (59,856)
                                                                                                    --------------   --------------
     Net cash used in operating activities........................................................        (114,592)        (173,230)
                                                                                                    --------------   --------------
Cash flows from investing activities:
  Purchases of property, plant and equipment......................................................        (257,299)        (414,945)
  Disposals of property, plant and equipment......................................................             299          176,914
  Acquisitions, net of cash acquired..............................................................              --         (187,466)
  Advances to unconsolidated investments..........................................................              --             (479)
  Project development costs.......................................................................          (3,762)          (6,837)
  Decrease in restricted cash.....................................................................          42,943          346,338
  Decrease in notes receivable....................................................................             389            1,772
  Other...........................................................................................          (3,418)          13,332
                                                                                                    --------------   --------------
   Net cash used in investing activities..........................................................        (220,848)         (71,371)
                                                                                                    --------------   --------------
Cash flows from financing activities:
  Borrowings from notes payable and borrowings under lines of credit..............................           3,509        2,394,565
  Repayments of notes payable and borrowings under lines of credit................................         (89,005)         (86,783)
  Borrowings from project financing...............................................................         144,704          315,142
  Repayments of project financing.................................................................         (41,654)      (2,343,403)
  Repayments and repurchases of senior notes......................................................         (61,197)         (14,759)
  Repurchase of convertible senior notes..........................................................             (15)        (586,926)
  Proceeds from issuance of 4.75% convertible senior notes........................................              --          250,000
  Proceeds from preferred interests (2)...........................................................         260,000               --
  Proceeds from prepaid commodity contract (3)....................................................         213,081               --
  Financing and transaction costs.................................................................         (47,851)         (75,727)
  Other...........................................................................................         (12,862)         (12,200)
                                                                                                    --------------   --------------
   Net cash provided by (used in) financing activities............................................         368,710         (160,091)
                                                                                                    --------------   --------------
Effect of exchange rate changes on cash and cash equivalents......................................          (4,086)          (4,310)
Net increase (decrease) in cash and cash equivalents..............................................          29,184         (409,002)
Cash and cash equivalents, beginning of period....................................................         783,428          991,806
                                                                                                    --------------   --------------
Cash and cash equivalents, end of period..........................................................  $      812,612   $      582,804
                                                                                                    ==============   ==============
Cash paid during the period for:
  Interest, net of amounts capitalized............................................................  $      299,699   $      238,954
  Income taxes....................................................................................  $        8,200   $       15,361
----------

(1) Includes depreciation and amortization that is also charged to sales, general and administrative expense and to interest expense in the Consolidated Condensed Statements of Operations.
(2) For a discussion of the $260.0 million offering of Redeemable Preferred Securities see Note 6 of the accompanying notes.
(3) For a discussion of the Deer Park Energy Center prepaid commodity contract, see Note 8 of the accompanying notes.

Schedule of non-cash investing and financing activities:

     2004 Acquired the remaining 50% interest in the Aries Power Plant for $3.7 million cash and $220.0 million of assumed liabilities, including debt of $173.2 million.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

1.   Organization and Operations of the Company

     Calpine Corporation, a Delaware corporation, and subsidiaries (collectively, "Calpine" or the "Company") is engaged in the generation of electricity in the United States of America, Canada, and the United Kingdom. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, gas fields, gathering systems and gas pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. In Canada, the Company has ownership interests in, and operates, gas-fired power generation facilities. In Mexico, Calpine is a joint venture participant in a gas-fired power generation facility under construction. In the United Kingdom, the Company owns and operates a gas-fired power cogeneration facility. The Company markets electricity produced by its generating facilities to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Gas produced, and not physically delivered to the Company's generating plants, is sold to third parties. The Company offers to third parties energy procurement, liquidation and risk management services, combustion turbine component parts and repair and maintenance services world-wide. The Company also provides engineering, procurement, construction management, commissioning and operations and maintenance ("O&M") services.

2.   Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications -- Certain prior years' amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the 2005 presentation. This includes a reclassification to separately disclose transmission sales revenue (formerly in other revenue). The 2004 amounts have also been restated for discontinued operations. See Note 7 for more information.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction, and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest, primary beneficiary determination for the Company's investments in variable interest entities ("VIEs"), the outcome of pending litigation and estimates of oil and gas reserve quantities used to calculate depletion, depreciation and impairment of oil and gas property and equipment.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

     The Company has certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities and the use of certain cash balances on deposit in such accounts with our project financed subsidiaries is limited to the operations of the respective projects. At March 31, 2005 and December 31, 2004, $254.0 million and $191.0 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements. In addition, at March 31, 2005 and 2004, $115.6 million and $192.3 million of the Company's cash and cash equivalents was held in bank accounts outside the United States for the same periods, respectively.

     Accounting for Commodity Contracts -- Commodity contracts are evaluated to determine whether the contract is: (1) accounted for as a lease, (2) accounted for as a derivative or (3) accounted for as an executory contract and additionally whether the financial statement presentation is gross or net.

     Leases -- Commodity contracts are evaluated for lease accounting in accordance with SFAS No. 13, "Accounting for Leases," ("SFAS No. 13") and Emerging Issues Task Force ("EITF") Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," ("EITF Issue No. 01-08"). EITF Issue No. 01-08 clarifies the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements ("PPA"), accounted for as leases. EITF Issue No. 01-08 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. Prior to adopting EITF Issue No. 01-08, the Company had accounted for certain contractual arrangements as leases under existing industry practices, and the adoption of EITF Issue No. 01-08 did not materially change the Company's accounting for leases. Under the guidance of SFAS No. 13, operating leases with minimum lease rentals which vary over time must be levelized over the term of the contract. The Company currently levelizes these contracts on a straight-line basis. Prepaid lease expense (the excess of lease payments made over the levelized expense recognized) totaled $433.7 million and $426.7 million at March 31, 2005 and December 31, 2004, respectively, which is recorded in the Company's Consolidated Condensed Balance Sheets within "Other current assets" and as "Prepaid Lease, net of current portion." For income statement presentation purposes, income from PPAs accounted for as leases is classified within "Electricity and steam revenue" in the Company's Consolidated Condensed Statements of Operations.

     Effective Tax Rate -- For the three months ended March 31, 2005, the effective rate decreased to 33% as compared to 41% for the three months ended March 31, 2004. The tax rate on continuing operations for the quarter ended March 31, 2004, has been restated to reflect the reclassification to discontinued operations of certain tax expense (benefit) related to the sale of oil and gas reserves. See Note 7 of the Notes to Consolidated Condensed Financial Statements. This effective rate variance is due to the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

     Preferred Interests -- As outlined in SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") the Company classifies preferred interests that embody obligations to transfer cash to the preferred interest holder, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder's investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.

     Stock-Based Compensation -- On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123 as amended by SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by APB Opinion No. 25 could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle -- the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and EPS as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. The adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net loss and loss per share for the three months ended March 31, 2005 and 2004, had the Company applied the accounting provisions of SFAS No. 123 to its financial statements in years prior to adoption of SFAS No. 123 on January 1, 2003 (in thousands, except per share amounts):

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                               -------------- -------------
                                                                                                    2005           2004
                                                                                               -------------  -------------
Net loss
   As reported.............................................................................    $   (168,731)  $    (71,192)
   Pro Forma...............................................................................        (169,252)       (72,839)
Loss per share data:
  Basic and diluted loss per share
   As reported.............................................................................    $      (0.38)  $      (0.17)
   Pro Forma...............................................................................           (0.38)         (0.18)
Stock-based compensation cost included in net loss, as reported............................    $      4,659   $      2,581
Stock-based compensation cost included in net loss, pro forma..............................           5,180          4,228

New Accounting Pronouncements

SFAS No. 123-R

     In  December  2004,  FASB  issued SFAS No. 123  (revised  2004)  ("SFAS No.
123-R"), "Share Based Payments." This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions), which must be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period). The statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require or may require settlement by issuing the entity's equity shares or other equity instruments.

     The statement requires the accounting for any excess tax benefits to be consistent with the existing guidance under SFAS No. 123, which provides a two-transaction model summarized as follows:

o If settlement of an award creates a tax deduction that exceeds compensation cost, the additional tax benefit would be recorded as a contribution to paid-in-capital.

o If the compensation cost exceeds the actual tax deduction, the write-off of the unrealized excess tax benefits would first reduce any available paid-in capital arising from prior excess tax benefits, and any remaining amount would be charged against the tax provision in the income statement.

     The Company is still evaluating the impact of adopting and subsequently accounting for excess tax benefits under the two-transaction model described in SFAS No. 123, but does not expect its consolidated net income or financial position to be materially affected upon adoption of SFAS No. 123-R.

     The statement also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as an operating cash inflow. However, the statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No.
96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."
Further, this statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

     The statement applies to all awards granted, modified, repurchased, or cancelled after January 1, 2006, and to the unvested portion of all awards granted prior to that date. Public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may adopt this Statement using a modified version of prospective application (modified prospective application). Under modified prospective application, compensation cost for the portion of awards for which the employee's requisite service has not been rendered that are outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of awards shall be based on the original grant-date fair value of those awards as calculated for recognition under SFAS No. 123. The compensation cost for those earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS No. 123. Furthermore, the method of recognizing forfeitures must now be based on an estimated forfeiture rate and can no longer be based on forfeitures as they occur.

     Adoption of SFAS No. 123-R is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position, due to the Company's prior adoption of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," ("SFAS No. 148") on January 1, 2003. SFAS No. 148 allowed companies to adopt the fair-value-based method for recognition of compensation expense under SFAS No. 123 using prospective application. Under that transition method, compensation expense was recognized in the Company's Consolidated Statement of Operations only for stock-based compensation granted after the adoption date of January 1, 2003. Furthermore, as we have chosen the multiple option approach in recognizing compensation expense associated with the fair value of each option granted, nearly 94% of the total fair value of the stock option is recognized by the end of the third year of the vesting period, and therefore remaining compensation expense associated with options granted before January 1, 2003, is expected to be immaterial.

SFAS No. 128-R

     FASB is expected to revise SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") to make it consistent with International Accounting Standard No. 33, "Earnings Per Share," so that EPS computations will be comparable on a global basis. This new guidance is expected to be issued by the end of 2005 and will require restatement of prior periods diluted EPS data. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted EPS. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company's ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder's option, in cash or shares. Under the revised guidance, FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require a presumption of share settlement when calculating diluted EPS. The Company's 2023 Convertible Senior Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion under certain limited events of default, including bankruptcy. Additionally, the 2023 Convertible Senior Notes include a provision allowing the Company to meet a put with either cash or shares of stock. The revised guidance, if not amended before final issuance, would increase the potential dilution to the Company's EPS, particularly when the price of the Company's common stock is low, since the more dilutive of calculations would be used considering both:

o normal conversion assuming a combination of cash and variable number of shares; and

o conversion during certain limited events of default assuming 100% shares at the fixed conversion rate, or, in the case 2023 Convertible Senior Notes, meeting a put entirely with shares of stock.

SFAS No. 151

     In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". .. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires those items to be recognized as a current-period charge regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

SFAS No. 153

     In December 2004, FASB issued SFAS, No. 153 "Exchanges of Nonmonetary Assets," ("SFAS No. 153"). This standard eliminates the exception in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB Opinion No. 29") for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. It requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance (as defined). A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     The new standard will not apply to the transfers of interests in assets in exchange for an interest in a joint venture and amends SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"), to clarify that exchanges of real estate for real estate should be accounted for under APB Opinion No. 29. It also amends SFAS No. 140, to remove the existing scope exception relating to exchanges of equity method investments for similar productive assets to clarify that such exchanges are within the scope of SFAS No. 140 and not APB Opinion No.
29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

EITF Issue No. 03-13

     At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF Issue No. 03-13"). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the September 2004 sale of the Canadian and Rockies oil and gas reserves (see Note 7 for more information). The final consensus did not change the Company's original conclusions reached under the existing discontinued operations guidance in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144").

3.   Available-for-Sale Debt Securities

     On September 30, 2004, the Company repurchased par value of $115.0 million HIGH TIDES III for cash of $111.6 million. Due to the deconsolidation of the Trusts upon the adoption of FIN 46 as of December 31, 2003, and the terms of the underlying debentures, the repurchased HIGH TIDES III could not be offset against the convertible subordinated debentures and are accounted for as available-for-sale securities and recorded in the Consolidated Condensed Balance Sheets within "Other assets" at fair market value at March 31, 2005, with the difference from their repurchase price recorded in OCI (in thousands):

                                   Gross
                                 Unrealized
                               Gains in Other
                  Repurchase   Comprehensive
                   Price (1)       Income                Fair Value
                  ----------   --------------  ---------------------------------
                                               March 31, 2005  December 31, 2004
                                               --------------  -----------------
HIGH TIDES III... $  110,592     $   2,108      $   112,700      $   111,550
----------

(1) The repurchase price is shown net of accrued interest. The repurchased amount was $111.6 million less $1.0 million of accrued interest.

4.   Property, Plant and Equipment, Net and Capitalized Interest

     As of March 31, 2005, and December 31, 2004, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and depletion as follows (in thousands):

                                                      March 31,     December 31,
                                                        2005           2004
                                                  --------------  --------------
Buildings, machinery, and equipment.............. $  16,439,297   $  16,449,029
Oil and gas properties, including pipelines......     1,206,725       1,189,626
Geothermal properties............................       475,053         474,869
Other............................................       220,413         218,177
                                                  -------------   -------------
                                                     18,341,488      18,331,701
Less: accumulated depreciation and depletion.....    (2,262,837)     (2,122,371)
                                                  -------------   -------------
                                                     16,078,651      16,209,330
Land.............................................       105,417         105,087
Construction in progress.........................     4,527,970       4,321,977
                                                  -------------   -------------
Property, plant and equipment, net............... $  20,712,038   $  20,636,394
                                                  =============   =============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at March 31, 2005 (in thousands):

                                                                              Equipment       Project
                                                    # of                     Included in    Development     Unassigned
                                                  Projects       CIP             CIP           Costs         Equipment
                                                  --------  -------------   -------------  -------------   -------------
Projects in active construction (1).............      7     $   2,246,703   $     702,484  $          --   $          --
Projects in suspended construction..............      3         1,137,452         396,248             --              --
Projects in advanced development................     11           690,774         520,036        105,727              --
Projects in suspended development...............      6           419,105         168,985         37,728              --
Projects in early development...................      2                --              --          8,952              --
Other capital projects..........................     NA            33,936              --             --              --
Unassigned equipment............................     NA                --              --             --          66,161
                                                            -------------   -------------  -------------   -------------
  Total construction and development costs......            $   4,527,970   $   1,787,753  $     152,407   $      66,161
                                                            =============   =============  =============   =============
----------

(1) There are a total of eight projects in active construction. This includes the seven projects that are recorded in CIP in the table above and one project that is recorded in unconsolidated investments.

     Construction in Progress -- CIP is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators and other long lead-time items of equipment for certain development projects not yet in construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment.

     Projects in Active Construction -- The seven projects in active construction are projected to come on line from May 2005 to November 2007. These projects will bring on line approximately 2,878 MW of base load capacity (3,210 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At March 31, 2005, the total projected costs to complete these projects is $843.7 million and the estimated funding requirements to complete these projects, net of expected project financing proceeds, is approximately $48.3 million.

     Projects in Suspended Construction -- Work and capitalization of interest on the three projects in suspended construction has been suspended or delayed due to current market conditions. These projects will bring on line approximately 1,769 MW of base load capacity (2,035 MW with peaking capacity). The Company expects to finance the remaining $340.8 million projected costs to complete these projects.

     Projects in Advanced Development -- There are eleven projects in advanced development. These projects will bring on line approximately 5,072 MW of base load capacity (6,150 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on four projects for which development activities are substantially complete but construction will not commence until a PPA and financing are obtained. The estimated cost to complete the eleven projects in advanced development is approximately $3.1 billion. The Company's current plan is to finance these project costs as PPAs are arranged.

     Suspended Development Projects -- Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on six development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to their recoverable value. These projects would bring on line approximately 2,956 MW of base load capacity (3,409 MW with peaking capacity). The estimated cost to complete these projects is approximately $1.8 billion.

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

     Unassigned Equipment -- As of March 31, 2005, the Company had made progress payments on four turbines and other equipment with an aggregate carrying value of $66.2 million. This unassigned equipment is classified on the Consolidated Condensed Balance Sheet as "Other assets" because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services.

     Capitalized  Interest  --  The  Company  capitalizes  interest  on  capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost," ("SFAS No. 34") as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)." The Company's qualifying assets include CIP, certain oil and gas properties under development, construction costs related to unconsolidated investments in power projects under construction, advanced stage development costs, as well as such above mentioned assets classified as held for sale. For the three months ended March 31, 2005 and 2004, the total amount of interest capitalized was $70.4 million, and $108.5 million, including $10.7 million and $18.5 million, respectively, of interest incurred on funds borrowed for specific construction projects and $59.7 million and $90.0 million, respectively, of interest incurred on general corporate funds used for the advanced stages of development and construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three months ended March 31, 2005, reflects the completion of construction for several power plants, the suspension of certain of the Company's development and construction projects, and a reduction in the Company's development and construction program in general.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds are the Company's Senior Notes and term loans as well as the secured working capital revolving credit facility.

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment held for use is impaired. However, during the quarter ended March 31, 2004, the Company recorded to the "Equipment cancellation and impairment cost" line of the Consolidated Condensed Statement of Operations $2.4 million in net losses in connection with equipment cancellations, and it may incur further losses should it decide to cancel more equipment contracts or sell unassigned equipment in the future. In the event the Company were unable to obtain PPAs or project financing and suspension or abandonment were to result, the Company could suffer substantial impairment losses on such projects.

5.   Unconsolidated Investments

     The Company's unconsolidated investments are integral to its operations. The Company's joint venture investments were evaluated under FASB-issued
Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" ("FIN 46") to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that the Acadia Power Partners, LLC, Valladolid III Energy Center, Grays Ferry Cogeneration Partnership, Whitby Cogeneration Limited Partnership and Androscoggin Energy LLC were VIEs, in which the Company held a significant variable interest. However, all of the entities except for Acadia Power Partners, LLC met the definition of a business and qualified for the business scope exception provided in paragraph 4(h) of FIN 46-R, and consequently were not subject to the VIE consolidated model. Further, based on a qualitative and quantitative assessment of the expected variability in Acadia Power Partners, LLC, the Company was not the Primary Beneficiary. Consequently, the Company continues to account for its joint venture investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FIN 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)." However, in the fourth quarter of 2004, the Company changed from the equity method to the cost method to account for its investment in the Androscoggin Energy Center as discussed below.

     Acadia Power Partners, LLC ("Acadia PP") is the owner of a 1,210-megawatt electric wholesale generation facility, Acadia Energy Center, located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss from its equity investment at March 31, 2005, is limited to the book value of its investment of approximately $216.5 million, plus any loss that may accrue from a tolling agreement between Acadia and Calpine Energy Services, L.P. ("CES").

     Valladolid III Energy Center is the owner of a 525-megawatt, natural gas-fired energy center currently under construction at Valladolid, Mexico in the Yucatan Peninsula. The facility will deliver electricity to Comision Federal de Electricidad ("CFE") under a 25-year power sales agreement. The project is a joint venture between the Company, Mitsui & Co., Ltd., ("Mitsui") and Chubu Electric ("Chubu"), both headquartered in Japan. The Company owns 45% of the entity while Mitsui and Chubu each own 27.5%. Construction began in May 2004 and the project is expected to achieve commercial operation in the summer of 2006. The Company's maximum potential exposure to loss at March 31, 2005, is limited to the book value of its investment of approximately $82.2 million.

     Grays Ferry Cogeneration Partnership ("Grays Ferry") is the owner of a 175-megawatt gas-fired cogeneration facility, Grays Ferry Power Plant, located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogeneration Corporation of America, Inc. ("Cogen America"), now called Calpine Cogen, in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. The Company's maximum potential exposure to loss at March 31, 2005, is limited to the book value of its investment of approximately $49.4 million.

     Whitby Cogeneration Limited Partnership ("Whitby") is the owner of a 50-megawatt gas-fired cogeneration facility, Whitby Cogeneration, located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast Energy Inc. ("Westcoast") in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at March 31, 2005, is limited to the book value of its investment of approximately $38.4 million.

     Androscoggin Energy LLC ("AELLC") is the owner of a 136-megawatt gas-fired cogeneration facility, Androscoggin Energy Center, located in Maine and is a joint venture between the Company, and affiliates of Wisvest Corporation and International Paper Company ("IP"). The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen Energy LLC ("SkyGen") in October 2000. The AELLC project was part of the portfolio of assets owned by SkyGen. The facility had construction debt of $59.6 million and $60.3 million outstanding as of March 31, 2005, and December 31, 2004, respectively. The debt is non- recourse to Calpine Corporation. On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. See Note 11 for more information about the legal proceeding. The Company recorded its $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy, the Company has lost significant influence and control of the project and has adopted the cost method of accounting for its investment in AELLC. Also, in December 2004 the Company determined that its investment in AELLC, including outstanding notes receivable and O&M receivable, was impaired and recorded a $5.0 million impairment reserve. See Note 14 for an update on this investment.

     The following investments are accounted for under the equity method except for Androscoggin Energy Center, which is accounted for under the cost method (in thousands):


                                       Ownership       Investment Balance at
                                     Interest as of  --------------------------
                                        March 31,      March 31,   December 31,
                                          2005           2005          2004
                                      ------------   -----------  -------------
Acadia Energy Center................       50.0%     $   216,524    $  214,501
Valladolid III Energy Center........       45.0%          82,244        77,401
Grays Ferry Power Plant.............       50.0%          49,350        48,558
Whitby Cogeneration (1).............       15.0%          38,448        32,528
Androscoggin Energy Center (2)......       32.3%              --            --
Other...............................         --            1,073         1,044
                                                     -----------    ----------
  Total unconsolidated investments..                 $   387,639    $  374,032
                                                     ===========    ==========
----------

(1) Whitby is owned 50% by the Company but a 70% economic share in the Company's ownership interest has been effectively transferred to Calpine Power, LP ("CPLP") through a loan from CPLP to the Company's entity which holds the investment interest in Whitby.

(2)  Excludes certain Notes Receivable.

     On September 2, 2004, the Company completed the sale of its equity investment in the Calpine Natural Gas Trust ("CNGT"). In accordance with SFAS No. 144 the Company's 25 percent equity method investment in the CNGT was considered part of the larger disposal group and therefore evaluated and accounted for as a discontinued operation. Accordingly, the Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of the CNGT investment balance and to separately classify the income from the unconsolidated investment as well as the gain on sale of the investment from operating results of continuing operations to discontinued operations. The tables below for distributions from investments and related party transactions with unconsolidated investments include CNGT through the date of sale, September 2, 2004. See Note 7 for more information on the sale of the Canadian natural gas reserves and petroleum assets.

     The third party debt on the books of the unconsolidated investments is not reflected on the Company's balance sheet. At March 31, 2005, and December 31, 2004, third party investee debt was approximately $220.3 million and $130.8 million, respectively. Of these amounts, $59.6 million and $60.3 million, respectively, relates to the Company's investment in AELLC, for which the cost method of accounting was used as of December 31, 2004. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $86.2 million and $45.6 million for the respective periods. These amounts include the Company's share for AELLC of $19.2 million and $19.5 million, respectively. All such debt is non-recourse to the Company. The increase in investee debt between periods is primarily due to borrowings for the Valladolid III Energy Center currently under construction.

     The  following  details  the  Company's  income  and   distributions   from
unconsolidated investments (in thousands):

                                                                  Income (Loss) from
                                                                    Unconsolidated
                                                                      Investments            Distributions
                                                               ----------------------    --------------------
                                                                     For the Three Months Ended March 31,
                                                               ----------------------------------------------
                                                                  2005        2004         2005        2004
                                                               ----------  ----------    --------    --------
Acadia Energy Center.........................................  $    4,798  $    5,217    $  2,776    $  2,193
Aries Power Plant............................................          --      (1,589)         --          --
Grays Ferry Power Plant......................................         306      (1,851)         --          --
Whitby Cogeneration..........................................         906         317       2,017         565
Calpine Natural Gas Trust....................................          --          --          --       2,313
Androscoggin Energy Center...................................          --      (1,252)         --          --
Other........................................................          54         109          79          69
                                                               ----------  ----------    --------    --------
   Total.....................................................  $    6,064  $      951    $  4,872    $  5,140
                                                               ==========  ==========    ========    ========
Interest income on notes receivable from power projects (1)..  $       --  $      234
                                                               ----------  ----------
   Total.....................................................  $    6,064  $    1,185
                                                               ==========  ==========
----------

     The Company provides for deferred taxes on its share of earnings.

(1) At March 31, 2005, and December 31, 2004, notes receivable from power projects represented an outstanding loan to the Company's investment, AELLC, in the amounts of $4.0 million and $4.0 million after impairment reserves, respectively. See the discussion of this investment above.

Related-Party Transactions with Unconsolidated Investments

     The Company and certain of its equity and cost method affiliates have entered into various service agreements with respect to power projects and oil and gas properties. Following is a general description of each of the various agreements:

          O&M Agreements -- The Company operates and maintains the Acadia and Androscoggin Energy Centers. This includes routine maintenance, but not major maintenance, which is typically performed under agreements with the equipment manufacturers. Responsibilities include development of annual budgets and operating plans. Payments include reimbursement of costs, including Calpine's internal personnel and other costs, and annual fixed fees.

          Construction Management Services Agreements -- The Company provides construction management services to the Valladolid III Energy Center. Payments include reimbursement of costs, including the Company's internal personnel and other costs.

          Administrative    Services   Agreements   --   The   Company   handles
     administrative matters such as bookkeeping for certain unconsolidated investments. Payment is on a cost reimbursement basis, including Calpine's internal costs, with no additional fee.

          Power Marketing Agreements -- Under agreements with AELLC, CES can either market the plant's power as the power facility's agent or buy the power directly. Terms of any direct purchase are to be agreed upon at the time and incorporated into a transaction confirmation. Historically, CES has generally bought the power from the power facility rather than acting as its agent.

          Gas Supply Agreement -- CES can be directed to supply gas to the Androscoggin Energy Center facility pursuant to transaction confirmations between the facility and CES. Contract terms are reflected in individual transaction confirmations.

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

     The related party balances as of March 31, 2005 and December 31, 2004, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions for the three months ended March 31, 2005, and 2004, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                                      March 31,   December 31,
                                                        2005          2004
                                                     ----------   ------------
Accounts receivable................................  $     372    $    765
Accounts payable...................................      8,800        ,489
Note receivable....................................      4,037       4,037
Other receivables..................................        415          --

                                                        2005          2004
                                                     ---------  --------------
For the Three Months Ended March 31,
Revenue............................................  $      34  $      786
Cost of revenue....................................     35,189      32,746
Interest income....................................         --         234
Gain on sale of assets.............................         --       6,240

6.   Debt

     On January 28, 2005, the Company's indirect subsidiary Metcalf Energy Center, LLC ("Metcalf") obtained a $100.0 million, non-recourse credit facility for the Metcalf Energy Center in San Jose, CA. Loans extended to Metcalf under the facility will fund the balance of construction activities for the 602-megawatt, natural gas-fired power plant. The project finance facility will mature in July 2008. As of March 31, 2005, the Company had $15.5 million outstanding under this credit facility.

     On January 31, 2005, the Company's indirect subsidiary, Calpine European Funding (Jersey) Limited ("Calpine Jersey II"), received funding on a $260.0 million offering of Redeemable Preferred Shares, due on July 30, 2005. The shares were offered in a private placement in the United States under Regulation D under the Securities Act of 1933 and outside of the United States pursuant to Regulation S under the Securities Act of 1933. The Redeemable Preferred Shares priced at U.S. LIBOR plus 850 basis points, were offered at 99% of par. The proceeds from the offering of the shares must be used in accordance with the provisions of the Company's existing bond indentures. See "Indenture Compliance" below for a further discussion.

     On March 1, 2005, our indirect subsidiary, Calpine Steamboat Holdings, LLC, closed on a $503.0 million non-recourse project finance facility that will provide $466.5 million to complete the construction of the Mankato Energy Center ("Mankato") in Blue Earth County, Minnesota, and the Freeport Energy Center ("Freeport") in Freeport, Texas. The remaining $36.5 million of the facility provides a letter of credit for Mankato that is required to serve as collateral available to Northern States Power Company if Mankato does not meet its obligations under the PPA. The project finance facility will initially be structured as a construction loan, converting to a term loan upon commercial operations of the plants, and will mature in December 2011. The facility will initially be priced at LIBOR plus 1.75%. As of March 31, 2005, the Company had $48.0 million and $54.7 million outstanding for Mankato and Freeport, respectively, under this project finance facility.

     During the three months ended March 31, 2005, the Company repurchased $31.8 million in principal amount of its outstanding 8 1/2% Senior Notes Due 2011 in exchange for $23.0 million in cash plus accrued interest. The Company also repurchased $48.7 million in principal amount of its outstanding 8 5/8% Senior Notes Due 2010 in exchange for $35.0 million in cash plus accrued interest. The Company recorded a pre-tax gain on these transactions in the amount of $21.8 million after write-offs of unamortized deferred financing costs and the unamortized discounts.

     Annual Debt Maturities -- The annual principal repayments or maturities of notes payable and borrowings under lines of credit, convertible debentures payable to Calpine Capital Trust III, preferred interests, capital lease obligation, CCFC I financing, CalGen/CCFC II financing, construction/project financing, convertible senior notes, and senior notes and term loans, as of March 31, 2005, are as follows (in thousands):

          April through December 2005......  $    1,199,063
          2006.............................       1,122,490
          2007.............................       1,852,520
          2008.............................       2,229,105
          2009.............................       1,666,923
          Thereafter.......................      10,302,845
                                             --------------
          Total debt.......................      18,372,946
          (Discount) / Premium.............        (228,988)
                                             --------------
            Total..........................  $   18,143,958
                                             ==============

     The total current debt obligation as of March 31, 2005, was $1,510.7 million, which consisted of $1,199.1 million of April through December 2005 repayments or maturities and $311.6 million of the $1,122.5 million 2006 repayments or maturities.

     Indenture and Debt and Lease Covenant Compliance -- The covenants in certain of the Company's debt agreements currently impose restrictions on its activities, including those discussed below:

     Certain of the Company's indentures place conditions on its ability to issue indebtedness if the Company's interest coverage ratio (as defined in those indentures) is below 2:1. Currently, the Company's interest coverage ratio (as so defined) is below 2:1 and, consequently, the Company generally would not be allowed to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by the Company's subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as the Company's interest coverage ratio is below 2:1, the Company's ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments will be limited. As of March 31, 2005, the Company's interest coverage ratio (as so defined) has fallen below 1.75:1 and, until the ratio is greater than 1.75:1, certain of the Company's indentures will prohibit any further investments in non-subsidiary affiliates.

     Certain of the Company's indebtedness issued in the last half of 2004 was permitted under the Company's indentures on the basis that the proceeds would be used to repurchase or redeem existing indebtedness. While the Company completed a portion of such repurchases during the fourth quarter of 2004 and the first quarter of 2005, the Company is still in the process of completing the required amount of repurchases. While the amount of indebtedness that must still be repurchased will ultimately depend on the market price of the Company's outstanding indebtedness at the time the indebtedness is repurchased, based on current market conditions, the Company estimates that, as of March 31, 2005, as adjusted for market conditions and financial covenant calculations, the Company would be required to spend approximately $294.0 million in order to fully satisfy this requirement. This amount has been classified as Senior Notes, current portion, on the Company's Consolidated Condensed Balance Sheet. Subsequent to March 31, 2005, the Company has satisfied a portion of such requirement. See Note 14.

     When the Company or one of its subsidiaries sells a significant asset or issues preferred equity, the Company's indentures generally require that the net proceeds of the transaction be used to make capital expenditures or to repurchase or repay certain types of subsidiary indebtedness, in each case within 365 days of the closing date of the transaction. In light of this requirement, and taking into account the amount of capital expenditures currently budgeted for 2005, the Company anticipates that subsequent to March 31, 2005, it will need to use approximately $250.0 of the net proceeds of the $360.0 million Two-Year Redeemable Preferred Shares issued by its Calpine (Jersey) Limited ("Calpine Jersey I") subsidiary on October 26, 2004, and approximately $180.0 million of the net proceeds of the $260.0 million Redeemable Preferred Shares issued by its Calpine Jersey II on January 31, 2005, to repurchase or repay certain subsidiary indebtedness. Accordingly, $430.0 million of long-term debt has been reclassified as Senior Notes, current portion, on the Company's Consolidated Condensed Balance Sheet. The actual amount of the net proceeds that will be required to be used to repurchase or repay subsidiary debt will depend upon the actual amount of the net proceeds that is used to make capital expenditures, which may be more or less than the amount currently budgeted.

     As noted above, the Company has significant debt maturities or bond purchase requirements in 2005 as well as significant debt maturities in 2006 and beyond. During the first quarter of 2005, the Company's cash flow from operations used $114.6 million and at March 31, 2005, the Company had negative working capital of $299.1 million. In addition, as noted in Note 11, certain bond holders have raised issues concerning the use of proceeds from certain of the planned or recently executed transactions.

     In addition, satisfying all obligations under the Company's outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months presents the Company with several challenges over the near term as the Company's cash requirements (including the Company's refinancing obligations) are expected to exceed the Company's unrestricted cash on hand and cash from operations. Accordingly, the Company has in place a liquidity-enhancing program which includes possible sales or monetizations of certain of the Company's assets, and whether the Company will have sufficient liquidity will depend on the success of that program. No assurance can be given that the Company's liquidity-enhancing program will be successful. Even if the Company's liquidity-enhancing program is successful, there can be no assurance that the Company will continue its construction program without suspending further construction or development work on one or more projects and possibly incurring substantial impairment losses as a result. For further discussion of this see the risk factors in our 2004 Form 10-K. See below for progress achieved in the Company's liquidity program during the three months ended March 31, 2005. On March 31, 2005, the Company's cash and cash equivalents on hand totaled $0.8 billion (see Note 2), and the current portion of restricted cash totaled approximately $0.5 billion.

     Calpine has guaranteed the payment of a portion of the rents due under the lease of the Greenleaf generating facilities in California. This lease is between an owner trustee acting on behalf of Union Bank of California, as lessor, and a Calpine subsidiary, Calpine Greenleaf, Inc., as lessee. Calpine does not currently meet the requirements of a financial covenant contained in the guarantee agreement. The lessor has waived this non-compliance through May 15, 2005, and Calpine is currently in discussions with the lessor to modify the lease, Calpine's guarantee thereof, and other related documents so as to eliminate the covenant in question. In the event the lessor's waiver were to expire prior to completion of this amendment, the lessor could at that time elect to accelerate the payment of certain amounts owing under the lease, totaling approximately $16.0 million. In the event the lessor were to elect to require Calpine to make this payment, the lessor's remedy under the guarantee and the lease would be limited to taking steps to collect damages from Calpine; the lessor would not be entitled to terminate or exercise other remedies under the Greenleaf lease.

     In connection with several of our subsidiaries' lease financing transactions (Agnews, Geysers, Greenleaf, Pasadena, Rumford/Tiverton, Broad River, RockGen and South Point) the insurance policies we have in place do not comply in every respect with the insurance requirements set forth in the financing documents. We have requested from the relevant financing parties, and are expecting to receive, waivers of this noncompliance. While failure to have the required insurance in place is listed in the financing documents as an event of default, the financing parties may not unreasonably withhold their approval of the Company's waiver request so long as the required insurance coverage is not reasonably available or commercially feasible and we deliver a report from the Company's insurance consultant to that effect. The Company has delivered the required insurance consultant reports to the relevant financing parties and therefore anticipates that the necessary waivers will be executed shortly.

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

7.   Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements.

Oil and Gas Production and Marketing

     On September 1, 2004, the Company along with Calpine Natural Gas L.P., a Delaware limited partnership, completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represented approximately 120 billion cubic feet equivalent ("Bcfe") of proved gas reserves, producing approximately 16.3 million net cubic feet equivalent ("Mmcfe") per day of gas. Under the terms of the agreement Calpine received net cash payments of approximately $218.7 million, and recorded a pre-tax gain of approximately $103.7 million.

     On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represented approximately 221 Bcfe of proved reserves, producing approximately 61 Mmcfe per day. Included in this sale was the Company's 25% interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 Mmcfe per day of production owned by the CNGT. In accordance with SFAS No. 144 the Company's 25% equity method investment in the CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, Calpine received cash payments of approximately Cdn$808.1 million, or approximately US$626.4 million. Calpine recorded a pre-tax gain of approximately $104.5 million on the sale of these Canadian assets net of $20.1 million in foreign exchange losses recorded in connection with the settlement of forward contracts entered into to preserve the US dollar value of the Canadian proceeds.

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

Electric Generation and Marketing

     On January 15, 2004, the Company completed the sale of its 50-percent undivided interest in the 545 megawatt Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the Lower Colorado River Authority (LCRA). Under the terms of the agreement, Calpine received a cash payment of $148.6 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 megawatts of electricity through December 31, 2004. At December 31, 2003, the Company's undivided interest in the Lost Pines facility was classified as "held for sale."

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

     The table below presents significant components of the Company's income from discontinued operations for the three months ended March 31, 2004, (in thousands). The Company had no corresponding income from discontinued operations for the three months ended March 31, 2005, and no assets held for sale as of March 31, 20005.

                                                    Three Months Ended March 31, 2004
                                           --------------------------------------------------
                                             Electric      Oil and Gas   Corporate
                                            Generation     Production       and
                                           and Marketing  and Marketing    Other      Total
                                           -------------  -------------  ---------   --------
Total revenue ............................   $  2,679        $ 10,446    $      --   $ 13,125
                                             ========        ========    =========   ========
Gain on disposal before taxes ............   $ 35,326        $     --    $      --   $ 35,326
Operating income (loss) from
  discontinued operations before taxes ...       (145)            467           --        322
                                             --------        --------    ---------   --------
Income from discontinued operations
  before taxes ...........................   $ 35,181        $    467    $      --   $ 35,648
Income tax provision (benefit) ...........     12,324         (12,716)   $      --   $   (392)
                                             --------        --------    ---------   --------
Income from discontinued operations,
  net of tax .............................   $ 22,857        $ 13,183    $      --   $ 36,040
                                             ========        ========    =========   ========

8.   Derivative Instruments

Summary of Derivative Values

     The table below reflects the amounts that are recorded as assets and liabilities at March 31, 2005, for the Company's derivative instruments (in thousands):

                                                      Commodity
                                     Interest Rate    Derivative        Total
                                      Derivative      Instruments    Derivative
                                      Instruments         Net        Instruments
                                     -------------  -------------  -------------
Current derivative assets..........   $       --    $     472,643  $     472,643
Long-term derivative assets........        3,793          654,647        658,440
                                      ----------    -------------  -------------
  Total assets.....................   $    3,793    $   1,127,290  $   1,131,083
                                      ==========    =============  =============
Current derivative liabilities.....   $   20,207    $     605,918  $     626,125
Long-term derivative liabilities...       53,709          850,115        903,824
                                      ----------    -------------  -------------
  Total liabilities................   $   73,916    $   1,456,033  $   1,529,949
                                      ==========    =============  =============
   Net derivative liabilities......   $   70,123    $     328,743  $     398,866
                                      ==========    =============  =============

     Of the Company's net derivative liabilities, $257.7 million and $50.4 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM and the Company records the derivative assets of PCF in its balance sheet.

     On March 31, 2005, Deer Park Energy Center, Limited Partnership ("Deer Park"), an indirect, wholly owned subsidiary of Calpine, entered into agreements to sell power to and buy gas from Merrill Lynch Commodities, Inc. ("MLCI"). The agreements cover 650 MW of Deer Park's capacity, and deliveries under the agreements began on April 1, 2005, and continue through December 31, 2010. To assure performance under the agreements, Deer Park granted MLCI a collateral interest in the Deer Park Energy Center. The power and gas agreements contain terms as follows:

Power Agreements

     Under the terms of the power agreements, Deer Park will sell power to MLCI at fixed and index prices with a discount to prevailing market prices at the time the agreements were executed. In exchange for the discounted pricing, Deer Park received a cash payment of $195.8 million, net of $17.3 million in transaction costs, and expects to receive additional cash payments of approximately $70 million as additional power transactions are executed with discounts to prevailing market prices. The cash received by Deer park is sufficiently small compared to the amount that would be required to fully prepay for the power to be delivered under the agreements that the agreements have been determined to be derivatives in their entirety under SFAS No. 133. The discounted pricing under the agreements resulted in the recognition of a $213.1 million derivative liability. As Deer Park makes power deliveries under the agreements, the liability will be satisfied and, accordingly, the derivative liability will be reduced, and Deer Park will record corresponding gains in income, supplementing the revenues recognized based on discounted pricing as deliveries take place. The upfront payments received by Deer Park from the transaction are recorded as cash flows from financing activity in accordance with guidance contained in SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 requires that companies present cash flows from derivatives that contain an "other-than-insignificant" financing element as cash flows from financing activities. Under SFAS No. 149, a contract that at its inception includes off-market terms, or requires an up-front cash payment, or both is deemed to contain an "other-than-insignificant" financing element.

Gas Agreements

     Under the terms of the gas agreements, Deer Park will receive quantities of gas such that, when combined with fuel supply provided by Deer Park's steam host, Deer Park will have sufficient contractual fuel supply to meet the fuel needs required to generate the power under the power agreements. Deer Park will pay both fixed and variable prices under the gas agreements. To the extent that Deer Park receives fixed prices for power, Deer Park will receive a volumetrically proportionate quantity of gas supply at fixed prices thereby fixing the spread between the revenue Deer Park receives under the fixed price power sales and the cost it pays under the fixed price gas purchases. To the extent that Deer Park receives index-based prices for its power sales, it will pay index-based prices for a volumetrically proportionate amount of its gas supply.

     At any point in time, it is highly unlikely that total net derivative liabilities and liabilities will equal accumulated Other Comprehensive Income ("AOCI"), net of tax from derivatives, for three primary reasons:

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

     Below is a reconciliation of the Company's net derivative liabilities to its accumulated other comprehensive loss, net of tax from derivative instruments at March 31, 2005 (in thousands):

Net derivative liabilities......................................    $  (398,866)
Derivatives not designated as cash flow hedges and
   recognized hedge ineffectiveness.............................        136,177
Cash flow hedges terminated prior to maturity...................        (61,493)
Deferred tax asset attributable to accumulated other
   comprehensive loss on cash flow hedges.......................        107,637
AOCI from unconsolidated investees..............................         11,629
                                                                    -----------
Accumulated other comprehensive loss from
   derivative instruments, net of tax (1).......................    $  (204,916)
                                                                    ===========
----------

(1) Amount represents one portion of the Company's total AOCI balance. See Note 9 for further information.

     Presentation of Revenue Under EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") -- The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company's Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company's power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or "book out" the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted the purchases of $303.8 million and $370.5 million against sales in the quarters ended March 31, 2005, and March 31, 2004, respectively.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FIN 39. For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of March 31, 2005.

                                                 March 31, 2005
                                          -----------------------------
                                               Gross            Net
                                          -------------   -------------
Current derivative assets................ $   1,680,922   $     472,643
Long-term derivative assets..............     1,487,952         654,647
                                          -------------   -------------
  Total derivative assets................ $   3,168,874   $   1,127,290
                                          =============   =============
Current derivative liabilities........... $   1,814,197   $     605,918
Long-term derivative liabilities.........     1,683,420         850,115
                                          -------------   -------------
  Total derivative liabilities........... $   3,497,617   $   1,456,033
                                          =============   =============
   Net commodity derivative liabilities.. $     328,743   $     328,743
                                          =============   =============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of unrealized mark-to-market gains (losses) on the Company's pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three months ended March 31, 2005 and 2004, respectively (in thousands):

                                                                              Three Months Ended March 31,
                                                    --------------------------------------------------------------------------------
                                                                      2005                                    2004
                                                    --------------------------------------  ----------------------------------------
                                                         Hedge      Undesignated                 Hedge      Undesignated
                                                    Ineffectiveness  Derivatives   Total    Ineffectiveness  Derivatives     Total
                                                    --------------- -----------  ---------  --------------- ------------  ----------
Natural gas derivatives (1).......................      $1,196       $ (14,468)  $ (13,272)      $5,446      $     637    $   6,083
Power derivatives (1).............................      (1,038)         23,148      22,110         (540)       (10,488)     (11,028)
Interest rate derivatives (2).....................         (33)             --         (33)        (398)            96         (302)
                                                        ------       ---------   ---------       ------      ---------    ---------
  Total...........................................      $  125       $   8,680   $   8,805       $4,508      $  (9,755)   $  (5,247)
                                                        ======       =========   =========       ======      =========    =========
----------

(1) Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as mark-to-market activities, net.

(2)  Recorded within Other Income.

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three months ended March 31, 2005 and 2004, respectively (in thousands):

                                                    2005          2004
                                                ------------  ------------
      Natural gas and crude oil derivatives...  $    28,800   $       193
      Power derivatives.......................      (17,772)      (12,768)
      Interest rate derivatives...............       (6,481)       (2,772)
      Foreign currency derivatives............         (503)         (516)
                                                -----------   -----------
        Total derivatives.....................  $     4,044   $   (15,863)
                                                ===========   ===========

     As of March 31, 2005 the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 7 and 12 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $192.0 million would be reclassified from AOCI into earnings during the twelve months ended March 31, 2006, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time (in thousands):

                                                                                                                2010 &
                                                     2005        2006        2007        2008        2009        After      Total
                                                  ----------  ----------  ----------  ----------  ----------  ---------- -----------
Gas OCI.........................................  $ 121,379   $  81,225   $   2,154   $   1,500   $   1,001   $   1,077  $  208,336
Power OCI.......................................   (245,869)   (213,089)     (7,477)     (2,730)     (2,007)     (1,529)   (472,701)
Interest rate OCI...............................     (7,112)     (6,456)     (4,274)     (3,357)     (3,138)    (18,606)    (42,943)
Foreign currency OCI............................     (1,508)     (2,011)     (1,620)       (108)         --          --      (5,247)
                                                  ---------   ---------   ---------   ---------    --------   ---------  ----------
  Total pre-tax OCI.............................  $(133,110)  $(140,331)  $ (11,217)  $  (4,695)   $ (4,144)  $ (19,058) $ (312,555)
                                                  =========   =========   =========   =========    ========   =========  ==========

9.   Comprehensive Income (Loss)

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes the Company's net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, unrealized gains and losses from available-for-sale securities which are marked to market, the Company's share of its equity method investee's OCI, and the effects of foreign currency translation adjustments. The Company reports AOCI in its Consolidated Balance Sheet. The tables below detail the changes during the three months ended March 31, 2005 and 2004 in the Company's AOCI balance and the components of the Company's comprehensive income (in thousands):

                                                                                                        Total        Comprehensive
                                                                                                     Accumulated     Income (Loss)
                                                                             Available-   Foreign       Other        for the Three
                                                               Cash Flow     for-Sale     Currency   Comprehensive    Months Ended
                                                                 Hedges     Investments  Translation Income (Loss)   March 31, 2005
                                                              ------------  -----------  ----------- ------------   ---------------
Accumulated other comprehensive income (loss) at
  January 1, 2005..........................................   $  (140,151)   $    582    $  249,080    $  109,511
Net loss...................................................                                                            $  (168,731)
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges
      before reclassification adjustment during the
      three months ended March 31, 2005....................      (90,719)
    Reclassification adjustment for gain included in net
      loss for the three months ended March 31, 2005.......       (4,044)
    Income tax benefit for the three months ended
      March 31, 2005.......................................       29,998
                                                              -----------
                                                                  (64,765)                                (64,765)         (64,765)
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for
      the three months ended March 31, 2005................                    1,150
    Income tax provision for the three months ended
      March 31, 2005.......................................                      (451)
                                                                             --------
                                                                                  699                         699              699
    Foreign currency translation loss for the three
      months ended March 31, 2005..........................                                 (12,830)      (12,830)         (12,830)
                                                                                         ----------    ----------      -----------
Total comprehensive loss for the three months ended
  March 31, 2005...........................................                                                            $  (245,627)
                                                                                                                       ===========
Accumulated other comprehensive income (loss) at
  March 31, 2005...........................................   $  (204,916)   $  1,281    $  236,250    $   32,615
                                                              ===========    ========    ==========    ==========
                                                                                                        Total        Comprehensive
                                                                                                     Accumulated     Income (Loss)
                                                                             Available-   Foreign       Other        for the Three
                                                               Cash Flow     for-Sale     Currency   Comprehensive    Months Ended
                                                                 Hedges     Investments  Translation Income (Loss)   March 31, 2004
                                                              ------------  -----------  ----------- ------------   ---------------
Accumulated other comprehensive income (loss) at
  January 1, 2004..........................................   $  (130,419)   $     --    $  187,013    $   56,594
Net loss...................................................                                                            $   (71,192)
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges
      before reclassification adjustment during the
      three months ended March 31, 2004....................         4,426
    Reclassification adjustment for loss included in net
      loss for the three months ended March 31, 2004.......        15,863
    Income tax provision for the three months ended
      March 31, 2004.......................................        (7,224)
                                                              -----------
                                                                   13,065                                  13,065           13,065
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for
      the three months ended March 31, 2004................                    19,526
    Income tax provision for the three months ended
     March 31, 2004........................................                    (7,709)
                                                                             --------
                                                                               11,817                      11,817           11,817

    Foreign currency translation gain for the three
      months ended March 31, 2004..........................                                   2,078         2,078            2,078
                                                                                         ----------    ----------      -----------
Total comprehensive loss for the three months ended
  March 31, 2004...........................................                                                            $   (44,232)
                                                                                                                       ===========
Accumulated other comprehensive income (loss) at
  March 31, 2004...........................................   $  (117,354)   $ 11,817    $  189,091    $   83,554
                                                              ===========    ========    ==========    ==========

10.  Loss Per Share

     Basic loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. The dilutive effect of the potential exercise of outstanding options to purchase shares of common stock is calculated using the treasury stock method. The dilutive effect of the assumed conversion of certain convertible securities into the Company's common stock is based on the dilutive common share equivalents and the after tax distribution expense avoided upon conversion. The reconciliation of basic and diluted loss per common share is shown in the following table (in thousands, except per share data).

                                                                               Periods Ended March 31,
                                                            ----------------------------------------------------------------------
                                                                        2005                               2004
                                                            ----------------------------------  ----------------------------------
                                                              Net Loss       Shares     EPS       Net Loss       Shares     EPS
                                                            ------------     -------  -------   ------------     -------  --------
THREE MONTHS:
Basic and diluted loss per common share:
Loss before discontinued operations........................ $  (168,731)     447,599  $ (0.38)  $  (107,232)     415,308  $ (0.26)
Discontinued operations, net of tax........................          --           --       --        36,040           --     0.09
                                                            -----------     --------  -------   -----------     --------  -------
   Net loss................................................ $  (168,731)     447,599  $ (0.38)  $   (71,192)     415,308  $ (0.17)
                                                            ===========      =======  =======   ===========      =======  =======

     The Company incurred losses before discontinued operations and cumulative effect of a change in accounting principle for the quarters ended March 31, 2005 and 2004. As a result, basic shares were used in the calculations of fully diluted loss per share for these periods, under the guidelines of SFAS No. 128 as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities, shares to be purchased under the Company's ESPP and unexercised employee stock options to purchase a weighted average of 11.4 million and 72.6 million shares of the Company's common stock were not included in the computation of diluted shares outstanding during the quarters ended March 31, 2005 and 2004, respectively, because such inclusion would be antidilutive.

     For the quarters ended March 31, 2005 and 2004, approximately 0.1 million and 23.8 million, respectively, weighted common shares of the Company's outstanding 2006 Convertible Senior Notes were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive.

     In connection with the convertible debentures payable to Calpine Capital Trust III, net of repurchases, for the quarters ended March 31, 2005 and 2004, there were 9.3 million and 11.9 million weighted average common shares potentially issuable, respectively, that were excluded from the diluted EPS calculation as their inclusion would be antidilutive.

     For the quarters ended March 31, 2005 and 2004, under the new guidance of EITF 04-08 there were no shares potentially issuable and thus potentially included in the diluted EPS calculation under the Company's 2023 Convertible Senior Notes issued in November 2003, because the Company's closing stock price at each period end was below the conversion price. However, in future reporting periods where the Company's closing stock price is above $6.50 and the Company has income before discontinued operations and cumulative effect of a change in accounting principle, the maximum potential shares issuable under the conversion provisions of the 2023 Convertible Senior Notes and included (if dilutive) in the diluted EPS calculation is approximately 97.5 million shares; the actual number of potential shares depends on the closing stock price at conversion.

     Similarly, for the quarter ended March 31, 2005, under the new guidance of EITF 04-08 there were no shares potentially issuable and thus potentially included in the diluted EPS calculation under the Company's outstanding 2014 Convertible Notes as the inclusion of such shares would have been antidilutive because of the Company's net loss. However, in future reporting periods when the Company has income before discontinued operations and cumulative effect of a change in accounting principle and the closing stock price is above $3.85, the maximum potential shares issuable under the conversion provisions of the 2014 Convertible Notes and included in the diluted EPS calculation is approximately
191.2 million shares; the actual number of potential shares depends on the closing stock price at conversion.

     For the quarter ended March 31, 2005, 318,787 weighted average common shares of the Company's contingently issuable (unvested) restricted stock was excluded from the calculation of diluted EPS because the Company's closing stock price has not reached the price at which the shares vest.

     In conjunction with the 2014 Convertible Notes offering, the Company entered into a ten-year Share Lending Agreement with Deutsche Bank AG London ("DB London"), under which the Company loaned DB London 89 million shares of newly issued Calpine common stock in exchange for a loan fee of $.001 per share. The Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the EPS calculation.

     See Note 2 for a discussion of the potential impact of SFAS No. 128-R on the calculation of diluted EPS.

11.  Commitments and Contingencies

     Turbines. The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the last turbine to be delivered as well as payment required for the potential cancellation costs of the remaining 38 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 38 turbines.

                                                        Units to Be
                Year                        Total        Delivered
    ---------------------------------  --------------   -----------
                                       (In thousands)
    April through December 2005......   $   27,513           1
    2006.............................        4,862          --
    2007.............................          977          --
                                        ----------         ---
    Total............................   $   33,352           1
                                        ==========         ===

Litigation

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company's Consolidated Financial Statements.

     Securities Class Action Lawsuits. Beginning on March 11, 2002, fifteen securities class action complaints were filed in the U.S. District Court for the Northern District of California against Calpine and certain of its employees, officers, and directors. All of these actions were ultimately assigned to Judge Saundra Brown Armstrong, and Judge Armstrong ordered the actions consolidated for all purposes on August 16, 2002, as In re Calpine Corp. Securities Litigation, Master File No. C 02-1200 SBA. There is currently only one claim remaining from the consolidated actions: a claim for violation of Section 11 of the Securities Act of 1933 ("Securities Act"). The Court has dismissed all of the claims brought under Section 10(b) of the Securities Exchange Act of 1934 with prejudice.

     On October  17,  2003,  plaintiffs  filed  their  third  amended  complaint
("TAC"),  which  alleges  violations  of  Section  11 of the  Securities  Act by
Calpine, Peter Cartwright, Ann B. Curtis and Charles B. Clark, Jr. The TAC alleges that the registration statement and prospectuses for Calpine's 2011 Notes contained materially false or misleading statements about the factors that caused the power shortages in California in 2000-2001 and the resulting increase in wholesale energy prices. The lead plaintiff in this action contends that the true but undisclosed cause of the energy crisis is that Calpine and other power producers were engaging in physical and economic withholding of electricity. The TAC defines the potential class to include all purchasers of the Notes pursuant to the registration statement and prospectuses on or before January 27, 2003. The Court has not yet certified the class. The class certification hearing is set for May 10, 2005.

     The Court has set a November 7, 2005 trial date. Fact discovery will close on July 1, 2005. Lead plaintiff has moved for a 120 day extension of fact discovery and other deadlines, which necessarily would affect the trial date. We consider the lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. This case is a Section 11 case brought as a class action on behalf of purchasers in Calpine's April 2002 stock offering. This case was filed in San Diego County Superior Court on March 11, 2003, but defendants won a motion to transfer the case to Santa Clara County. Defendants in this case are Calpine, Cartwright, Curtis, John Wilson, Kenneth Derr, George Stathakis, CSFB, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. Plaintiff is the Hawaii Structural Ironworkers Pension Trust Fund.

     The Hawaii Fund alleges that the prospectus and registration statement for the April 2002 offering had false or misleading statements regarding: Calpine's actual financial results for 2000 and 2001; Calpine's projected financial results for 2002; Mr. Cartwright's agreement not to sell or purchase shares within 90 days of the offering; and Calpine's alleged involvement in "wash trades." A central allegation of the complaint is that a March 2003 restatement concerning the accounting for two sales-leaseback transactions revealed that Calpine had misrepresented its financial results in the prospectus/registration statement for the April 2002 offering.

     There is no discovery cut off date or trial date in this action. The next scheduled court hearing will be a case management conference on July 5, 2005, at which time the court may set a discovery deadline and trial date. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, James Phelps filed a class action complaint in the Northern District of California, alleging claims under the Employee Retirement Income Security Act ("ERISA"). On May 19, 2003, a nearly identical class action complaint was filed in the Northern District by Lenette Poor-Herena. The parties agreed to have both of the ERISA actions assigned to Judge Armstrong, who oversees the above-described federal securities class action and the Gordon derivative action (see below). On August 20, 2003, pursuant to an agreement between the parties, Judge Armstrong ordered that the two ERISA actions be consolidated under the caption, In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA (the "ERISA Class Action"). Plaintiff James Phelps filed a consolidated ERISA complaint on January 20, 2004 ("Consolidated Complaint"). Ms. Poor-Herena is not identified as a plaintiff in the Consolidated Complaint.

     The Consolidated Complaint defines the class as all participants in, and beneficiaries of, the Calpine Corporation Retirement Savings Plan (the "Plan") for whose accounts investments were made in Calpine stock during the period from January 5, 2001 to the present. The Consolidated Complaint names as defendants Calpine, the members of its Board of Directors, the Plan's Advisory Committee and its members (Kati Miller, Lisa Bodensteiner, Rick Barraza, Tom Glymph, Patrick Price, Trevor Thor, Bob McCaffrey, and Bryan Bertacchi), signatories of the Plan's Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002 (Pamela J. Norley and Marybeth Kramer-Johnson, respectively), an employee of a consulting firm hired by the Plan (Scott Farris), and unidentified fiduciary defendants.

     The Consolidated Complaint alleges that defendants breached their fiduciary duties involving the Plan, in violation of ERISA, by misrepresenting Calpine's actual financial results and earnings projections, failing to disclose certain transactions between Calpine and Enron that allegedly inflated Calpine's revenues, failing to disclose that the shortage of power in California during 2000-2001 was due to withholding of capacity by certain power companies, failing to investigate whether Calpine common stock was an appropriate investment for the Plan, and failing to take appropriate actions to prevent losses to the Plan. In addition, the Consolidated Complaint alleges that certain of the individual defendants suffered from conflicts of interest due to their sales of Calpine stock during the class period.

     Defendants moved to dismiss the Consolidated Complaint. Judge Armstrong granted the motion and dismissed three of the four claims with prejudice. The fourth claim was dismissed with leave to amend. We expect the second amended consolidated complaint to be filed on May 9, 2005. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending in California Superior Court in Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002, the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though plaintiff may appeal this ruling. In early February 2003, plaintiff filed an amended complaint, naming additional officer defendants. Calpine and the individual defendants filed demurrers (motions to dismiss) and a motion to stay the case in March 2003. On July 1, 2003, the Court granted Calpine's motion to stay this proceeding until the above-described federal Section 11 action is resolved, or until further order of the Court. The Court did not rule on the demurrers. We consider this lawsuit to be without merit and intend to defend vigorously against the allegations if the stay is ever lifted.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District of California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions have been filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003, plaintiff agreed to stay these proceedings until the above-described federal Section 11 action is resolved, and to dismiss without prejudice certain director defendants. The Court did not rule on the motions to dismiss the complaint on non-jurisdictional grounds. On March 4, 2003, plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice his claims against three of the outside directors. We consider this lawsuit to be without merit and intend to defend vigorously against the allegations if the stay is ever lifted.

     International Paper Company v. Androscoggin Energy LLC. In October 2000, International Paper Company ("IP") filed a complaint against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties arising out of an Amended Energy Services Agreement ("ESA") by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The steam price paid by IP under the ESA is derived from AELLC's cost of gas under its gas supply agreements. We had acquired a 32.3% economic interest and a 49.5% voting interest in AELLC as part of the SkyGen transaction, which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

     In mid-April of 2003, IP unilaterally availed itself to self-help in withholding amounts in excess of $2 million as a setoff for litigation expenses and fees incurred to date as well as an estimated portion of a rate fund to AELLC. AELLC has submitted an amended complaint and request for immediate injunctive relief against such actions. The court heard the motion on April 24, 2003 and ordered that IP must pay the approximate $1.2 million withheld as attorneys' fees related to the litigation as any such perceived entitlement was premature, but declined to order injunctive relief on the incomplete record concerning the offset of $799,000 as an estimated pass-through of the rate fund. IP complied with the order on April 29, 2003 and tendered payment to AELLC of the approximate $1.2 million. On June 26, 2003, the court entered an order dismissing AELLC's amended counterclaim without prejudice to AELLC re-filing the claims as breach of contract claims in a separate lawsuit. On December 11, 2003, the court denied in part IP's summary judgment motion pertaining to damages. In short, the court: (i) determined that, as a matter of law, IP is entitled to pursue an action for damages as a result of AELLC's breach, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages as IP did not sufficiently establish causation resulting from AELLC's breach of contract (the liability aspect of which IP obtained a summary judgment in December 2002). On February 2, 2004, the parties filed a Final Pretrial Order with the court. The case recently proceeded to trial, and on November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. The verdict amount was based on calculations proffered by IP's damages experts. AELLC has made an additional accrual to recognize the jury verdict and the Company has recognized its 32.3% share.

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

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center ("Oneta"), which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta and that Calpine's actions have reduced the profits from Oneta thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding and past due. The note is collateralized by Panda's carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. Calpine filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty and a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court recently granted Calpine's motion to dismiss, but allowed Panda an opportunity to replead. The Company considers Panda's lawsuit to be without merit and intends to vigorously defend it. Discovery is currently in progress. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against 20 energy traders and energy companies, including Calpine Energy Services, L.P., ("CES"), alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company also has been named in eight other similar complaints for violations of Section 17200. The Company considers the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs appealed. The Ninth Circuit has issued a decision affirming the dismissal of the Pastorino group of cases.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other
Section 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources. Millar was removed to federal court, but has now been remanded back to State Superior Court for handling. The Company considers the allegations to be without merit, and has filed a demurrer.

     Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. before the FERC, filed on December 4, 2001, Nevada Section 206 Complaint. On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the Federal Power Act against a number of parties to their power sales agreements, including Calpine. NPC and SPPC allege in their complaint, that the prices they agreed to pay in certain of the power sales agreements, including those signed with Calpine, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge's findings and dismissed the complaint, and subsequently denied rehearing of that order. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit. The Company has participated in briefing and arguments before the Ninth Circuit defending the FERC orders, but the Company is not able to predict at this time the outcome of the Ninth Circuit appeal.

     Transmission  Service  Agreement  with Nevada Power  Company.  On March 16,
2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. ("Reliant") to pay for transmission service under their Transmission Service Agreements ("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). The Centennial Project involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") was scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine filed a protest to the petition asserting that (a) Calpine would take service under the TSA if NPC proceeds to execute a PPA with MEC based on MEC's winning bid in the Request for Proposals that NPC conducted in 2003; (b) if NPC did not execute a PPA with MEC, Calpine would terminate the TSA and any payment by Calpine would be limited to a pro rata allocation of certain costs incurred by NPC in connection with the second phase of the project (approximately $4.5 million in total to date) among the three customers to be served.

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

     On December 10, 2004, NPC filed a request for rehearing of the November 18, 2004 decision, alleging that FERC had erred in holding that a determination of damages for breach of either Calpine or Reliant was premature and that both Calpine and Reliant had breached their respective TSAs. Calpine filed an answer on January 4, 2005 requesting that FERC deny NPC's request for rehearing. On April 20, 2005, FERC issued its Order Denying Request for Rehearing. In the Order, the Commission denies Nevada Power's request for rehearing stating that it finds that the dispute between Calpine and Nevada Power is "effectively a contractual interpretation dispute" and does not warrant assertion of the Commission's primary jurisdiction and is best left to a court.

     In light of the November 18, 2004 order, on November 22, 2004 Calpine delivered to NPC a notice (the "November 22, 2004 Letter") that it did not intend to perform its obligations under the Calpine TSA, that NPC should exercise its duty to mitigate its damages, if any, and that NPC should not incur any additional costs or expenses in reliance upon the TSA for Calpine's account. Calpine introduced the November 22, 2004 Letter into evidence in proceedings before the Public Utilities Commission of Nevada ("PUCN") regarding NPC's third amendment to its integrated resource plan ("Resource Plan"). In the Resource Plan, NPC sought approval to proceed with the construction of the second phase of the Centennial Project (the transmission project intended to serve the Calpine and Reliant TSAs) (the "HAM Line"). On December 28, 2004, the PUCN issued an order granting NPC's request to proceed with the construction of the HAM Line. On January 11, 2005, Calpine filed a petition for reconsideration of the December 28, 2004 order. On February 9, 2005, the PUCN issued an order denying Calpine's petitions for reconsideration. At this time Calpine is unable to predict the impact of the December 28, 2004 and the February 9, 2005 PUCN orders, if any on the District Court Complaint (discussed below) or any possible action by NPC before FERC regarding Calpine's notice that it will not perform its obligations under the Calpine TSA.

     Calpine had previously provided security to NPC for Calpine's share of the HAM Line costs, in the form of a surety bond issued by Fireman's Fund Insurance Company ("FFIC"). The bond issued by FFIC, by its terms, expired on May 1, 2004. On or about April 27, 2004, NPC asserted to FFIC that Calpine had committed a default under the bond by failing to agree to renew or replace the bond upon its expiration and made demand on FFIC for the full amount of the surety bond, $33,333,333. On April 29, 2004, FFIC filed a complaint for declaratory relief in state superior court of Marin County, California in connection with this demand.

     FFIC's complaint sought an order declaring that (a) FFIC has no obligation to make payment under the bond; and (b) if the court were to determine that FFIC has an obligation to make payment, then (i) Calpine has an obligation to replace it with funds equal to the amount of NPC's demand against the bond and (ii) Calpine is obligated to indemnify and hold FFIC harmless for all loss, costs and fees incurred as a result of the issuance of the bond. Calpine filed an answer denying the allegations of the complaint and asserting affirmative defenses, including that it has fully performed its obligations under the TSA and surety bond. NPC filed a motion to quash service for lack of personal jurisdiction in California.

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

     Estate of Jones, et al. v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company ("NESCO"). The agreement provided, among other things, that upon "Substantial Completion" of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates (which has been remitted) to ensure payment of these fees. The matter is currently on appeal, and both parties have filed briefs with the appellate court.

     Calpine Energy Services v. Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia Power Partners, LLC ("Acadia PP") which company owns the Acadia Energy Center near Eunice, Louisiana (the "Facility"). A Cleco Corp subsidiary owns the remaining 50% of Acadia PP. CES is the purchaser under two power purchase agreements ("PPAs") with Acadia PP, which agreements entitle CES to all of the Facility's capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and Acadia PP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions Acadia PP disagrees. Accordingly, the parties are engaged in the alternative dispute resolution steps set forth in the PPAs. Recently, the parties executed a tolling agreement to extend the time for binding arbitration (up to and including until July 23, 2005) in order for negotiations to continue. CES, however, can initiate arbitration if settlement is not progressing appropriately. It is expected that the parties will be able to resolve these disputes, and that Acadia PP could be liable to CES for an amount up to $3.1 million.

     Hulsey, et al. v. Calpine Corporation. On September 20, 2004, Virgil D. Hulsey, Jr. (a current employee) and Ray Wesley (a former employee) filed a class action wage and hour lawsuit against Calpine Corporation and certain of its affiliates. The complaint alleges that the purported class members were entitled to overtime pay and Calpine failed to pay the purported class members at legally required overtime rates. The matter has been transferred to the Santa Clara County Superior Court and Calpine filed an answer on January 7, 2005, denying plaintiffs' claims. The parties have agreed to discuss possible resolution alternatives to litigation.

     Michael Portis v. Calpine Corp. -- Complaint Filed with Department of Labor. On January 25, 2005, Michael Portis ("Portis"), a former employee of Calpine, brought a complaint to the United States Department of Labor (the "DOL"), alleging that his employment with the Company was wrongfully terminated. Portis alleges that Calpine and its subsidiaries evaded sales and use tax in various states and in doing so filed false tax reports and that his employment was terminated in retaliation for having reported these allegations to management. Portis claims that the Company's alleged actions constitute violations of the employee protection provisions of the Sarbanes Oxley Act of 2002. On April 27, 2005, the DOL determined that Portis' retaliatory discharge complaint had no merit and dismissed it. Portis has 30 days to file an objection and request a hearing before a Administrative Law Judge. Otherwise, the DOL's findings become final. The Company considers Portis' complaint to be without merit and intends to continue to vigorously defend against the complaint.

     Auburndale Power Partners and Cutrale. Calpine Corporation owns an interest in the Auburndale Power Partners ("Auburndale PP") cogeneration facility, which provides steam to Cutrale, a juice company. The Auburndale PP facility currently operates on a "cycling" basis whereby the plant operates only a portion of the day. During the hours that the Auburndale PP facility is not operating, Auburndale PP does not provide steam to Cutrale. Cutrale has filed an arbitration claim alleging that they are entitled to damages due to Auburndale PP's failure to provide them with steam 24 hours a day. Auburndale PP believes that Cutrale's position is not supported by the language of the contract in place between Auburndale PP and Cutrale and that it will prevail in arbitration. Nevertheless, to preserve its positive relationship with Cutrale, Auburndale PP will continue to try to resolve the matter through a commercial settlement.

     Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al. On May 5, 2005, Harbert Distressed Investment Master Fund, Ltd. (the "Harbert Fund") filed an Originating Notice (Application) (the "Application") in the Supreme Court of Nova Scotia against Calpine and certain of its subsidiaries, including Calpine Canada Energy Finance II ULC ("Finance II"), the issuer of certain bonds (the "Bonds") held by the Harbert Fund and Calpine Canada Resources Company (formerly Calpine Canada Resources Ltd.) ("CCR"), the parent company of Finance II and the indirect parent company of the owner of the Saltend Energy Centre (the "Saltend Facility"), Saltend Cogeneration Company Limited. The Bonds have been guaranteed by Calpine. The Application alleges that Calpine and the named subsidiaries violated the Harbert Fund's rights under certain Nova Scotia and Canadian laws in connection with certain financing transactions completed by subsidiaries of CCR that are also named in the Application and may violate the Harbert Fund's rights under such laws in connection with the proposed sale of the Saltend Facility. The Harbert Fund seeks relief under such laws including interim and permanent injunctive relief freezing at, or tracing and returning to, CCR, assets including the proceeds of the financing transactions and proceeds of any sale of the Saltend Facility. The return date on the Application is August 31 and September 1, 2005. Calpine believes that it and its subsidiaries named in the Application have strong defenses under Nova Scotia law to the requests for final relief advanced by the Harbert Fund and that the Harbert Fund, on a balance of probabilities, will not likely prevail in its application before the Nova Scotia Supreme Court for final relief. Calpine and the subsidiaries named in the Application intend to defend vigorously against the allegations.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

12.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this business strategy, it has been the Company's objective to produce a portion of its fuel consumption requirements from its own natural gas reserves ("equity gas"). The Company's oil and gas production and marketing activity has reached the quantitative criteria to be considered a reportable segment under SFAS No. 131. The Company's segments are therefore electric generation and marketing; oil and gas production and marketing; and corporate and other activities. Electric generation and marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Oil and gas production includes the ownership and operation of gas fields, gathering systems and gas pipelines for internal gas consumption, third party sales and hedging, balancing, optimization, and trading activity transacted on behalf of the Company's oil and gas operations. Corporate activities and other consists primarily of financing transactions, activities of the Company's parts and services businesses, and general and administrative costs. Certain costs related to company-wide functions are allocated to each segment, such as interest expense, distributions on HIGH TIDES prior to October 1, 2003, and interest income, which are allocated based on a ratio of segment assets to total assets.

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

     Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items, and reclassifications have been made to 2004 periods to present the allocation consistently.

                                                                       Oil and Gas
                                            Electric Generation         Production         Corporate and
                                               and Marketing           and Marketing           Other                  Total
                                          -----------------------  ------------------    ------------------  -----------------------
                                             2005        2004        2005      2004        2005       2004      2005        2004
                                          ----------  -----------  --------  --------    --------   -------  ----------  -----------
                                                                                (In thousands)
For the three months ended March 31,
  Total revenue from external customers.  $2,182,721  $1,998,192   $10,820   $14,135     $19,137    $19,965  $2,212,678  $2,032,292
  Intersegment revenue..................          --          --    43,011    53,066          --         --      43,011      53,066
  Segment profit/(loss) before
    provision for income taxes..........    (317,735)   (212,062)    6,900    13,052      57,295     18,546    (253,540)   (180,464)

                                                                       Electric       Oil and Gas
                                                                      Generation      Production      Corporate
                                                                     and Marketing   and Marketing    and Other            Total
                                                                     -------------   -------------   ------------     --------------
                                                                                             (In thousands)
Total assets:
  March 31, 2005.................................................    $  25,411,769    $    802,122    $  1,365,576    $  27,579,467
  December 31, 2004..............................................    $  25,187,414    $    998,810    $  1,029,864    $  27,216,088

     Intersegment revenues primarily relate to the use of internally procured gas by the Company's power plants. These intersegment revenues have been included in Segment profit (loss) before provision for income taxes in the oil and gas production and marketing reporting segment and eliminated in the corporate and other reporting segment.

13.  California Power Market

     California Refund Proceeding. On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by San Diego Gas & Electric Company under Section 206 of the Federal Power Act alleging, among other things, that the markets operated by the California Independent System Operator ("CAISO") and the California Power Exchange ("CalPX") were dysfunctional. FERC established a refund effective period of October 2, 2000, to June 19, 2001 (the "Refund Period"), for sales made into those markets.

     On December 12, 2002, an Administrative Law Judge issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC issued an order (the "March 26 Order") adopting many of the findings set forth in the December 12 Certification. In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the Refund Period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the California Refund Proceeding. The Company believes, based on information that the Company has analyzed to date, that any refund liability that may be attributable to it could total approximately $9.9 million (plus interest, if applicable), after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. The Company believes it has appropriately reserved for the refund liability that by its current analysis would potentially be owed under the refund calculation clarification in the March 26 Order. The final determination of the refund liability and the allocation of payment obligations among the numerous buyers and sellers in the California markets is subject to further Commission proceedings. It is possible that there will be further proceedings to require refunds from certain sellers for periods prior to the originally designated Refund Period. In addition, the FERC orders concerning the Refund Period, the method for calculating refund liability and numerous other issues are pending on appeal before the U.S. Court of Appeals for the Ninth Circuit. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. Thus, the impact on the Company's business is uncertain.

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

     FERC Investigation into Western Markets. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report"), summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). In the Final Report, the FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may have been in violation of the CAISO's or CalPX's tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material.

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

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our Qualifying Facilities ("QF") contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the SRAC price administratively determined by the CPUC. Having elected such option, the Company's QF facilities were paid based upon the CalPX zonal day-ahead clearing price ("CalPX Price") for various periods commencing in the summer of 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. One CPUC Commissioner at one point issued a proposed decision to the effect that the CalPX Price was the appropriate energy price to pay QFs who selected the pricing option then offered by Section 390. No final decision, however, has been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On January 10, 2001, PG&E filed an emergency motion (the "Emergency Motion") requesting that the CPUC issue an order that would retroactively change the energy payments received by QFs based on CalPX-based pricing for electric energy delivered during the period commencing during June 2000 and ending on January 18, 2001. On April 29, 2004, PG&E, the Utility Reform Network, a consumer advocacy group, and the Office of Ratepayer Advocates, an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties"), filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 2004 Motion"). The April 2004 Motion requests that the CPUC set a briefing schedule in R.99-11-022 to determine what is the appropriate price that should be paid to the QFs that had switched to the CalPX Price. The PG&E Parties allege that the appropriate price should be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. Supplemental pleadings have been filed on the April 2004 Motion, but neither the CPUC nor the assigned administrative law judge has issued any rulings with respect to either the April 2004 Motion or the initial Emergency Motion. The Company believes that the CalPX Price was the appropriate price for energy payments for its QFs during this period, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     Geysers Reliability Must Run Section 206 Proceeding. CAISO, EOB, CPUC, PG&E, San Diego Gas & Electric Company, and Southern California Edison Company (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at FERC requesting the commencement of a Federal Power Act
Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of "reliability must run" contracts ("RMR Contracts") with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. To date, FERC has not established a
Section 206 proceeding. The outcome of this litigation and the impact on the Company's business cannot be determined at the present time.

14.  Subsequent Events

     On April 12, 2005, the Company's unconsolidated investment AELLC sold three fixed price gas contracts for gross cash proceeds of $116.0 million to Merrill Lynch Commodities Canada, ULC. On April 13, 2005, a portion of the proceeds from the sale were used to pay down the remaining construction debt outstanding of $58.1 million as well as costs associated with the termination of an interest rate swap agreement.

     On May 9, 2005, Standard & Poor's lowered its corporate credit rating on Calpine Corporation to single B- from single B. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by one notch, with a few exceptions. The ratings for the following debt issues remained unchanged: the BBB- SPUR rating on Gilroy Energy Center bonds, the BB- rating on the Rocky Mountain Energy Center and the Riverside Energy Center loans, the CCC+ rating on the third lien CalGen debt and the BBB rating on the Power Contract Financing LLC bonds. Such downgrade could increase the cost of future borrowings and other costs of doing business.

     During the second quarter of 2005 (through May 9, 2005), the Company has repurchased in open market transactions $116.3 million of the principal amount of its outstanding debt as listed below:

         10 1/2% Senior Notes Due 2006                      $3,485,000
         7 5/8% Senior Notes Due 2006                       $1,335,000
         8 3/4% Senior Notes Due 2007                       $3,000,000
         7 3/4% Senior Notes Due 2009                      $35,000,000
         8 5/8% Senior Notes Due 2010                      $37,468,000
         8 1/2% Senior Notes Due 2011                      $36,000,000

     The securities, which were trading at a discount to par value, were repurchased in exchange for approximately $69.6 million in cash.

     On May 10, 2005, Metcalf, the Company's indirect subsidiary, commenced a $155 million offering of 5.5-Year Redeemable Preferred Shares. Concurrent with the issuance of the Preferred Shares, Metcalf intends to refinance, through a five-year, $100 Million Senior Term Loan, an existing $100 million non-recourse construction credit facility. The proceeds from the offering of the Redeemable Preferred Shares will be used as permitted by Calpine's existing bond indentures. Proceeds from the offering of the Senior Term Loan will be used to refinance all outstanding indebtedness under the existing construction credit facility, to complete construction of the Metcalf power plant, to pay fees and expenses related to the transaction, and as permitted by Calpine's existing bond indentures.

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact exploitation of oil or gas resources, such as the geology of a resource, the total amount and costs to develop recoverable reserves, and legal title, regulatory, gas administration, marketing and operational factors relating to the extraction of natural gas, (xi) uncertainties associated with estimates of oil and gas reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xv) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xvi) present and possible future claims, litigation and enforcement actions, (xvii) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xviii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

                                                           Three Months Ended March 31,
                                                         --------------------------------
                                                              2005              2004
                                                         --------------    --------------
                                                               (In thousands, except
                                                                   pricing data)
Power Plants:
Electricity and steam ("E&S") revenues:
  Energy...............................................   $   1,035,501    $      932,497
  Capacity.............................................         254,191           181,464
  Thermal and other....................................         113,857           131,926
                                                          -------------    --------------
  Subtotal.............................................   $   1,403,549    $    1,245,887
Spread on sales of purchased power (1).................          67,343             5,089
                                                          -------------    --------------
Adjusted E&S revenues (non-GAAP).......................   $   1,470,892    $    1,250,976
Megawatt hours produced................................          22,360            21,050
All-in electricity price per megawatt hour generated...   $       65.78    $        59.43

----------

(1)  From  hedging,   balancing  and  optimization  activities  related  to  our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three months ended March 31, 2005 and 2004, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2005             2004
                                                              ----------       ----------
Total revenue...............................................  $2,212,678       $2,032,292
Sales of purchased power for hedging and optimization (1)...     356,130          380,028
As a percentage of total revenue............................        16.1%            18.7%
Sale of purchased gas for hedging and optimization..........     420,296          352,737
As a percentage of total revenue............................        19.0%            17.4%
Total cost of revenue ("COR")...............................   2,072,036        1,920,139
Purchased power expense for hedging and optimization (1)....     288,787          374,939
As a percentage of total COR................................        13.9%            19.5%
Purchased gas expense for hedging and optimization..........     413,259          360,487
As a percentage of total COR................................        19.9%            18.8%
----------

(1) On October 1, 2003, we adopted on a prospective basis Emerging Issues Task Force ("EITF") Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11") and netted purchases of power against sales of purchased power. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our application of EITF Issue No. 03-11.

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our Calpine Energy Services, L.P. ("CES") risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; and (c) the accounting requirements under Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue).

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

     Since the latter half of 2001, there has been a significant contraction in the availability of capital for participants in the energy sector. This has been due to a range of factors, including uncertainty arising from the collapse of Enron and a near-term surplus supply of electric generating capacity in certain market areas. These factors coupled with a three-year period of decreased spark spreads have adversely impacted our liquidity and earnings. We recognize that the terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program to enable us to conserve our available capital resources. See "Capital Availability" in Liquidity and Capital Resources below for a further discussion.

     Set forth below are the Results of  Operations  for the three  months ended
March 31, 2005 and 2004 (in millions, except for unit pricing information, percentages and MW volumes; in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

     Set forth below are the Results of Operations for the three months ended March 31, 2005 and 2004.

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

   Revenue

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Total revenue................................................  $   2,212.7  $   2,032.3  $     180.4       8.9%

    The change in total revenue is explained by category below.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Electricity and steam revenue................................  $   1,403.6  $   1,245.9  $     157.7      12.7%
Transmission sales revenue...................................          3.7          5.7         (2.0)    (35.1)%
Sales of purchased power for hedging and optimization........        356.1        380.0        (23.9)     (6.3)%
                                                               -----------  -----------  -----------
  Total electric generation and marketing revenue............  $   1,763.4  $   1,631.6  $     131.8       8.1%
                                                               ===========  ===========  ===========

     Electricity and steam revenue increased as average megawatts in operations of our consolidated plants increased by 20.7% to 26,368 MW while generation increased by 6.2%. In addition, average realized electric price before the effects of hedging, balancing and optimization, increased from $59.19 / MWh in 2004 to $62.78 / MWh in 2005.

     We purchase transmission capacity so that power can move from our plants to our customers. Transmission capacity can be purchased on a long term basis, and in many of the markets in which the company operates, can be resold if the Company does not need it and some other party can use it. If the generation from our plants is less than we anticipated when we purchased the transmission capacity, we can realize revenue by selling the unused portion of the transmission capacity. Because we increased utilization of our generating assets during the three months ending March 31, 2005, as compared to the quarter ended March 31, 2004, our revenues from the resale of transmission capacity declined.

     Sales of purchased power for hedging and optimization decreased in the three months ended March 31, 2005, due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Oil and gas sales............................................  $      10.8  $      14.1  $      (3.3)    (23.4)%
Sales of purchased gas for hedging and optimization..........        420.3        352.7         67.6      19.2%
                                                               -----------  -----------  -----------
  Total oil and gas production and marketing revenue.........  $     431.1  $     366.8  $      64.3      17.5%
                                                               ===========  ===========  ===========

     Oil and gas sales are net of internal consumption, which is eliminated in consolidation. Internal consumption decreased from $53.1 in 2004 to $43.0 in 2005 primarily as a result of lower production. Before intercompany eliminations, oil and gas sales decreased from $67.2 in 2004 to $53.8 in 2005, primarily as a result of a 25% decrease in production, which was partially offset by a 10% average increase in gas prices.

     Sales of purchased gas for hedging and optimization increased during 2005 due primarily to higher prices of natural gas compared to the same period in 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Realized gain (loss) on power and gas
  mark-to-market transactions, net...........................  $     (12.3) $      17.4  $     (29.7)   (170.7)%
Unrealized gain (loss) on power and gas mark-to-market
  transactions, net..........................................          8.8         (4.9)        13.7     279.6%
                                                               -----------  -----------  -----------
  Mark-to-market activities, net.............................  $      (3.5) $      12.5  $     (16.0)   (128.0)%
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

     The decrease in mark-to-market activities revenue in the three months ended March 31, 2005, as compared to the same period in 2004 is due primarily to increases in liquidity reserves on our mark-to-market positions and mark-to-market losses on our Calpine Generating Company, LLC's ("CalGen") option.

   Cost of Revenue

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Cost of revenue..............................................  $   2,072.0  $   1,920.1  $    (151.9)     (7.9)%

    The increase in total cost of revenue is explained by category below.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Plant operating expense......................................  $     195.6  $     172.8  $     (22.8)    (13.2)%
Transmission purchase expense................................         23.5         19.5         (4.0)    (20.5)%
Royalty expense..............................................         10.3          5.9         (4.4)    (74.6)%
Purchased power expense for hedging and optimization.........        288.8        374.9         86.1      23.0%
                                                               -----------  -----------  -----------
  Total electric generation and marketing expense............  $     518.2  $     573.1  $      54.9       9.6%
                                                               ===========  ===========  ===========

     Plant operating expense and transmission purchase expense both increased due to additional power plants achieving commercial operation subsequent to March 31, 2004.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and due to an increase in contingent purchase price payments to the previous owners of the Texas City and Clear Lake Power Plants, which are based on a percentage of gross revenues at the plants. At The Geysers royalties are paid mostly as a percentage of geothermal electricity revenues.

     Purchased power expense for hedging and optimization decrease during the three months ended March 31, 2005, as compared to the same period in 2004 due primarily to a reduction in volumes as compared to the same period in 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Oil and gas production expense...............................  $      11.9  $      12.3  $       0.4       3.3%
Oil and gas exploration expense..............................          1.1          0.9         (0.2)    (22.2)%
                                                               -----------  -----------  -----------
Oil and gas operating expense................................         13.0         13.2          0.2       1.5%
Purchased gas expense for hedging and optimization...........        413.3        360.5        (52.8)    (14.6)%
                                                               -----------  -----------  -----------
  Total oil and gas operating and marketing expense..........  $     426.3  $     373.7  $     (52.6)    (14.1)%
                                                               ===========  ===========  ===========

     Purchased gas expense for hedging and optimization increased during the three months ended March 31, 2005, due to higher natural gas prices as compared to the same period in 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Fuel Expense
Cost of oil and gas burned by power plants...................  $     915.0  $     789.2  $    (125.8)    (15.9)%
Recognized loss on gas hedges................................          6.3         0.5         (5.9)   (118.0)%
                                                               -----------  -----------  -----------
  Total fuel expense.........................................  $     921.3  $     789.7  $    (131.7)    (16.7)%
                                                               ===========  ===========  ===========

     Cost of oil and gas burned by power plants increased during the three months ended March 31, 2005, as compared to the same period in 2004 due to an increase in gas consumption as we increased our megawatt production and higher prices for gas excluding the effects of hedging, balancing and optimization.

     Recognized (gain) loss on gas hedges decreased during the three months ended March 31, 2005, as compared to the same period in 2004 due to unfavorable gas price movements against our gas financial instrument hedging positions.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Depreciation, depletion and amortization expense.............  $     143.2  $     129.4  $     (13.8)    (10.7)%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to March 31, 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Operating lease expense......................................  $      24.8  $      27.8  $       3.0      10.8%

     Operating lease expense decreased from the prior year due to the restructuring of the King City lease in May 2004. After the restructuring we began to account for the King City Lease as a capital lease. As a result, we stopped incurring operating lease expense at that facility and instead began to incur depreciation and interest expense.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Other cost of revenue........................................  $      38.2  $      26.4  $     (11.8)    (44.7)%

     Other cost of revenue increased during the three months ended March 31, 2005, as compared to the same period in 2004 due primarily to $17.3 of expense for transaction costs incurred on the closing of an agreement to sell power to and buy gas from Merrill Lynch Commodities, Inc. ("MLCI"). See Note 8 of the Notes to the Consolidated Financial Statements for further information.

   (Income)/Expenses

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
(Income) from unconsolidated investments.....................  $      (6.1) $      (1.2) $       4.9     408.3%

     The increase in income was primarily due to unplanned outages in 2004 at our Grays Ferry power project combined with the fact that (a) in March 2004 we purchased the remaining 50% interest in the Aries Power Plant (at which time this plant was consolidated) and (b) effective December 2004, we ceased to recognize our share of the operating results of Androscoggin Energy Center LLC ("AELLC") as we determined that our investment was impaired following a jury verdict against AELLC in a breach of contract dispute with International Paper Company ("IP"). See Notes 5 and 11 of the Notes to the Consolidated Financial Statements for further information.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Equipment cancellation and asset impairment charge...........  $      (0.1) $       2.4  $       2.5     104.2%

     Equipment cancellation and impairment costs decreased during the three months ended March 31, 2005, as compared to the same period in 2004 as a result of a $2.3 termination fee recorded in 2004 in connection with the termination of a purchase contract for heat recovery steam generator components.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Project development expense..................................  $       8.7  $       7.7  $      (1.0)    (13.0)%

     Project development expense increased during the three months ended March 31, 2005, primarily due to costs associated with preservation activities on suspended construction projects.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Research and development expense.............................  $       7.0  $       3.8  $      (3.2)    (84.2)%

     Research and development expense increased during the three months ended March 31, 2005, as compared to the same period in 2004 primarily due to increased personnel expenses related to new research and development programs at our Power Systems Mfg., LLC ("PSM") subsidiary.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Sales, general and administrative expense....................  $      57.1  $      54.3  $      (2.8)     (5.2)%

     Sales, general and administrative expense increased during the three months ended March 31, 2005, primarily due to an increase in Sarbanes-Oxley (SOX) and tax consulting and legal fees.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Interest expense.............................................  $     348.9  $     248.5  $    (100.4)    (40.4)%

     Interest expense increased as a result of higher average debt balances, higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased from $108.5 for the three months ended March 31, 2004, to $70.4 for the three months ended March 31, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. Additionally, during the three months ended March 31, 2005, (i) interest expense related to our senior notes and term loans increased by $9.6;
(ii) interest expense related to our CalGen subsidiary increased $13.3; (iii) interest expense related to our construction/project financing increased by $16.7; (iv) interest expense related to our Calpine Construction Finance Company L.P ("CCFC I") subsidiary increased by $2.2; and (v) interest expense related to preferred interests increased by $13.6 primarily due to the October 2004 closing of the $360 million offering associated with the Saltend Energy Centre ("Saltend"), and the $260 offering on January 31, 2005 by our indirect subsidiary, Calpine European Funding (Jersey) Limited ("Calpine Jersey II").

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Interest (income)............................................  $     (14.3) $     (12.1) $       2.2      18.2%

     Interest (income) increased during the three months ended March 31, 2005, due primarily to higher interest rates compared to the same period in 2004.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Minority interest expense....................................  $      10.6  $       8.4  $      (2.2)    (26.2)%

     Minority interest expense increased during the three months ended March 31, 2005, as compared to the same period in 2004 primarily due to an increase of $2.0 of minority interest expense associated with the Calpine Power Income Fund ("CPIF's") 70% interest in Calpine Power Limited Partnership (CPLP").

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
(Income) from repurchases of various issuances of debt.......  $    (21.8)   $    (0.8)  $      21.0    2,625.0%

     Income from repurchases of various issuances of debt incurred during 2005 as compared to the prior period primarily due to repurchases of various senior notes.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Other expense (income).......................................  $       4.0  $     (18.4) $     (22.4)   (121.7)%

     Other expense was $4.0 for the three months ended March 31, 2005, compared to other income of $18.4 for the three months ended March 31, 2004. The variance includes a $4.8 decrease in the foreign currency transaction gain between periods. In addition, in 2004 we recorded a gain on the sale of a variety of oil and gas properties to the Calpine Natural Gas Trust ("CNGT") of $6.2 and a favorable warranty settlement in the amount of $5.1.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Benefit for income taxes.....................................  $     (84.8) $     (73.2) $      11.6      15.8%

     During the three months ended March 31, 2005, our tax benefit increased by $11.6 as compared to the three months ended March 31, 2004 as our pre-tax loss increased in 2005. The effective tax rate decreased to 33.4% in 2005 compared to 40.6% in the same period in 2004 primarily due to additional valuation allowances against deferred tax assets in 2005, thus lowering the tax benefit.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Discontinued operations, net of tax..........................  $       --    $      36.0  $      36.0     100%

     During 2004, our discontinued operations activities were comprised primarily of a gain, net of tax of $22.9, from the sale of our 50% interest in the Lost Pines 1 Power Project and operating activities associated with the sale of our Canadian natural gas reserves and petroleum assets, and the sale of our oil and gas reserves in the Colorado Piceance Basin and New Mexico San Juan Basin.

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                   2005         2004       $ Change     % Change
                                                               -----------  -----------  -----------  ------------
Net loss.....................................................  $    (168.7) $     (71.2) $     (97.5)   (136.9)%

     For the three months ended March 31, 2005, we reported revenue of $2.2 billion, representing an increase of 9% over the same period in the prior year, and a net loss per share of $0.38, or a net loss of $168.7 million, compared to a net loss per share of $0.17, or a net loss of $71.2 million for the same quarter in the prior year.

     For the three months ended March 31, 2005, average capacity in operation increased by 21% to 26,368 megawatts. We generated approximately 22.4 million megawatt-hours, which equated to a baseload capacity factor of 44%, and realized an average spark spread of $24.10 per megawatt-hour. For the same period in 2004, we generated 21.1 million megawatt-hours, which equated to a capacity factor of 50%, and realized an average spark spread of $20.65 per megawatt-hour.

     Gross profit increased by $28.5 million, or 25%, to $140.6 million in the three months ended March 31, 2005, over the same period in the prior year. Despite improvements in market fundamentals, total spark spread, which increased by $104.2 million, or 24%, in the first quarter of 2005 compared to the same period in 2004, did not increase commensurately with the increases in plant operating expense, transmission purchase expense, depreciation and interest expense associated with new power plants coming on-line. In the first quarter of 2005 gross profit was reduced by transaction fees of $17.3 million associated with prepaid commodity transactions at Deer Park Energy Center, Limited Partnership ("Deer Park"), our indirect, wholly owned subsidiary.

     During the three months ended March 31, 2005, financial results were affected by a $100.5 million increase in interest expense, as compared to the same period in 2004. This occurred as a result of higher debt balances, higher average interest rates and lower capitalization of interest expense as new plants entered commercial operation and capitalization of interest was suspended on three partially constructed power plants. However, we recorded a $21.8 million gain from the repurchase of debt.

     Other expense was $4.0 million for the three months ended March 31, 2005, compared to other income of $18.4 million for the three months ended March 31, 2004. The difference included a $4.7 million decrease in the foreign currency transaction gain between periods. In addition, in 2004 we recorded a gain on the sale of a variety of oil and gas properties to the CNGT of $6.2 million and a favorable warranty settlement in the amount of $5.1 million.

     Income from discontinued operations, net of tax for the three months ended March 31, 2004 was as a result of the gain from the sale of the Lost Pines 1 Power Project and represents the operations of the Company's Canadian and certain U.S. oil and gas assets that were sold during the third quarter of 2004. There were no assets held for sale as of March 31, 2005.

Liquidity and Capital Resources

     Our business is capital intensive. Our ability to capitalize on growth opportunities and to service the debt we incurred in order to construct and operate our current fleet of power plants is dependent on the continued availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. To date, we have obtained cash from our operations; borrowings under credit facilities; issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; prepayments received for power sales; contract monetizations; and project financings. We have utilized this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities, and meet our other cash and liquidity needs. We also reinvest our cash from operations into our business development and construction program or use it to reduce debt, rather than to pay cash dividends.

     Capital Availability -- Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we have been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than in the past. In particular, our senior working capital facility and term loan financings and the majority of our debt securities offered and sold in this period have been secured by certain of our assets and equity interests. We have also provided security to support our prepaid commodity financing transactions. The terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

     In addition, satisfying all obligations under our outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months presents us with several challenges over the near term as our cash requirements (including our refinancing obligations) are expected to exceed our unrestricted cash on hand and cash from operations. Accordingly, we have in place a liquidity-enhancing program which includes possible sales or monetizations of certain of our assets, and whether we will have sufficient liquidity will depend on the success of that program. No assurance can be given that our liquidity-enhancing program will be successful. Even if our liquidity-enhancing program is successful, there can be no assurance that we will continue our construction program without suspending further construction or development work on one or more projects and possibly incurring substantial impairment losses as a result. For further discussion of this see the risk factors in our 2004 Form 10-K. See below for progress achieved in our liquidity program during the three months ended March 31, 2005. On March 31, 2005, our cash and cash equivalents on hand totaled $0.8 billion (see Note 2 of the Notes to Consolidated Condensed Financial Statements), and the current portion of restricted cash totaled approximately $0.5 billion.

     Liquidity Transactions in the Three Months Ended March 31, 2005:

     On January 28, 2005, our indirect subsidiary Metcalf Energy Center, LLC ("Metcalf") obtained a $100.0 million, non-recourse credit facility for the Metcalf Energy Center in San Jose, CA. Loans extended to Metcalf under the facility will fund remaining construction activities for the 602-megawatt, natural gas-fired power plant. The project finance facility will mature in July 2008.

     On January 31, 2005, our subsidiary, Calpine Jersey, II, completed a $260.0 million offering of Redeemable Preferred Shares due July 30, 2005. The Redeemable Preferred Shares, priced at U.S. LIBOR plus 850 basis points, were offered at 99% of par. The proceeds from the offering of the shares were used in accordance with the provisions of our existing bond indentures.

     On March 1, 2005, our indirect subsidiary, Calpine Steamboat Holdings, LLC, closed on a $503.0 million non-recourse project finance facility that will provide $466.5 million to complete the construction of the Mankato Energy Center ("Mankato") in Blue Earth County, Minnesota, and the Freeport Energy Center ("Freeport") in Freeport, Texas. The remaining $36.5 million of the facility provides a letter of credit for Mankato that is required to serve as collateral available to Northern States Power Company if Mankato does not meet its obligations under the power purchase agreement ("PPA"). The project finance facility will initially be structured as a construction loan, converting to a term loan upon commercial operations of the plant, and will mature in December 2011. The facility will initially be priced at LIBOR plus 1.75%.

     On March 31, 2005, Deer Park, our indirect, wholly owned subsidiary, entered into an agreement to sell power to and buy gas from MLCI. To assure performance under the agreements, Deer Park granted MLCI a collateral interest in the Deer Park Energy Center. The agreements cover 650 MW of Deer Park's capacity and deliveries under the agreement will begin on April 1, 2005 and continue through December 31, 2010. Under the terms of the agreements, Deer Park will sell power to MLCI at a discount to prevailing market prices at the time the agreements were executed. In exchange for the discounted pricing, Deer Park received a cash payment of approximately $195.8 million, net of $17.3 million in transaction costs, and expects to receive additional cash payments of approximately $70 million as additional power transactions are executed at discounts to prevailing market prices.

     Debt Repurchases and Redemptions:

     During the three months ended March 31, 2005, we repurchased, at a discount in open market transactions, $31.8 million in principal amount of our outstanding 8 1/2% Senior Notes Due 2011 in exchange for $23.0 million in cash plus accrued interest. We also repurchased $48.7 million in principal amount of our outstanding 8 5/8% Senior Notes Due 2010 in exchange for $35.0 million in cash plus accrued interest. After the write-off of deferred financing costs and unamortized discounts on the notes, we recorded a pre-tax gain on the repurchase of debt totaling approximately $21.8 million.

     During the second quarter of 2005 (through May 9, 2005), Calpine has repurchased in open market transactions $116.3 million of the principal amount of its outstanding debt as listed below:

         10 1/2% Senior Notes Due 2006                      $3,485,000
         7 5/8% Senior Notes Due 2006                       $1,335,000
         8 3/4% Senior Notes Due 2007                       $3,000,000
         7 3/4% Senior Notes Due 2009                      $35,000,000
         8 5/8% Senior Notes Due 2010                      $37,468,000
         8 1/2% Senior Notes Due 2011                      $36,000,000

     The securities, which were trading at a discount to par value, were repurchased in exchange for approximately $69.6 million in cash.

     In 2004, all of our outstanding HIGH TIDES I and HIGH TIDES II were redeemed. At March 31, 2005, $517.5 million of principal amount of HIGH TIDES III remained outstanding, including $115.0 million held by Calpine. The HIGH TIDES III are scheduled to be remarketed no later than August 1, 2005. In the event of a failed remarketing, the relevant HIGH TIDES III will remain outstanding as convertible securities at a term rate equal to the treasury rate plus 6% per annum and with a term conversion price equal to 105% of the average closing price of our common stock for the five consecutive trading days after the applicable final failed remarketing termination date. While a failed remarketing of our HIGH TIDES III would not have a material effect on our liquidity position, it would impact our calculation of diluted earnings per share ("EPS") and increase our interest expense. Even with a successful remarketing, we would expect to have an increased dilutive impact on our EPS based on a revised conversion ratio.

     See Note 6 of the Notes to the Consolidated Condensed Financial Statements for more information related to other financings and repurchases of various issuances of debt in the first quarter of 2005.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                          Three Months Ended
                                                               March 31,
                                                          2005          2004
                                                       ----------    ----------
                                                           (In thousands)
Beginning cash and cash equivalents................... $ 783,428     $ 991,806
Net cash provided by (used in):
  Operating activities................................  (114,592)     (173,230)
  Investing activities................................  (220,848)      (71,371)
  Financing activities................................   368,710      (160,091)
  Effect of exchange rates changes on
    cash and cash equivalents.........................    (4,086)       (4,310)
                                                       ---------     ---------
  Net increase (decrease) in cash and
    cash equivalents..................................    29,184       (409,002)
                                                       ---------     ----------
Ending cash and cash equivalents...................... $ 812,612     $  582,804
                                                       =========     ==========

     Operating activities for the three months ended March 31, 2005, used net cash of $114.6 million, as compared to $173.2 million for the same period in 2004. In the first quarter of 2005, there was an $82.8 million use of funds from net changes in operating assets and liabilities, comprised of decreases in accounts payable of $72.9 million, accrued payroll and related expenses of $23.1 million and $18.4 million in accrued property taxes, together with an increase in net margin deposits posted to support CES contracting activity of $42.3 million. Offset against these, accounts receivable decreased by $61.1 million.

     In the first quarter of 2004, we had a $137.7 million use of funds from net changes in operating assets and liabilities, comprised of an increase of $61 million in net margin deposits, an increase of $23 million in accounts receivable, a use of funds of $35 million related to higher payments and pre-payments of property tax and $19 million in higher prepaid long-term service agreement payments.

     Investing activities for the three months ended March 31, 2005, consumed net cash of $ 220.8 million, as compared to $71.4 million in the same period of 2004. Capital expenditures, including capitalized interest, for the completion of our power facilities decreased from $414.9 million in 2004 to $257.3 million in 2005 as there were fewer projects under construction. Investing activities in 2005 also reflected a $42.9 million decrease in restricted cash. Investing activities in 2004 included the receipt of $176.9 million from the disposal of the Lost Pines Power Plant and certain oil and gas properties, together with a decrease in restricted cash of $346.3 million, offset by the purchase of the Los Brazos Power Plant, the remaining 50% interest in the Aries Power Plant, and the remaining 20% interest in Calpine Cogeneration Company's fleet of plants.

     Financing activities for the three months ended March 31, 2005, provided $368.7 million, as compared to a $160.1 million use of funds for the same period in 2004. We continued our refinancing program in the first quarter of 2005 by raising $260.0 million from a preferred security offering by Calpine Jersey II, $144.7 million from various project financings and $213.1 million from a prepaid commodity derivative contract at our Deer Park facility. Also, we repaid $130.7 million of notes payable and project financing debt, in addition to using $61.2 million to repay Senior Notes and to repurchase Senior Notes due 2010 and 2011. Additionally we incurred $47.9 million in financing and transaction costs.

     Working Capital -- At March 31, 2005, we had a negative working capital balance of approximately $299.1 million due primarily to (1) the classification as current liabilities of the projected use of proceeds of $724.0 million for bond purchase requirements (see Note 6 of the Notes to Consolidated Financial Statements for a discussion), (2) an increase of $112.7 in net current derivative liabilities from December 31, 2004, to March 31, 2005, and (3) negative operating cash flow for the three months ended March 31, 2005.

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

     Letter of Credit Facilities -- At March 31, 2005 and December 31, 2004, we had approximately $636.6 million and $596.1 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities. Of the total letters of credit outstanding, $231.2 million and $233.3 million, respectively, were in aggregate issued under the cash collateralized letter of credit facility and the corporate revolving credit facility at March 31, 2005 and December 31, 2004, respectively.

     Commodity Margin Deposits and Other Credit Support -- As of March 31, 2005 and December 31, 2004, to support commodity transactions we had deposited net amounts of $291.2 million and $248.9 million, respectively, in cash as margin deposits with third parties, and we made gas and power prepayments of $82.7 million, and $78.0 million, respectively, and had letters of credit outstanding of $109.0 million and $115.9 million, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase or decrease based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the indentures and credit agreement governing the various tranches of our second-priority secured indebtedness (collectively, the "Second Priority Secured Debt Instruments"). We have designated certain of our subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." The Company has designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second Priority Secured Debt Instruments. The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at March 31, 2005, and selected income statement information for the three months ended March 31, 2005, (in thousands):

                                Calpine
                              Corporation
                            and Restricted   Unrestricted
                             Subsidiaries    Subsidiaries    Eliminations        Total
                            --------------  -------------   -------------   --------------
Assets...................   $   27,369,614  $     435,964   $    (226,111)  $   27,579,467
                            ==============  =============   =============   ==============
Liabilities..............   $   22,589,928  $     251,185   $           --   $  22,841,113
                            ==============  =============   ==============  ==============
Total revenue............   $    2,212,620  $       1,639   $      (1,581)  $    2,212,678
Total cost of revenue....       (2,070,223)        (3,621)          1,808       (2,072,036)
Interest income..........           11,822          4,235          (1,726)          14,331
Interest expense.........         (345,706)        (3,231)             --         (348,937)
Other....................           24,918            315              --           25,233
                            --------------  -------------   -------------   --------------
   Net income............   $     (166,569) $        (663)  $      (1,499)  $     (168,731)
                            ==============  =============   =============   ==============

     Bankruptcy-Remote Subsidiaries -- Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. At March 31, 2005 these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, Power Contract Financing, LLC ("PCF"), Power Contract Financing III, LLC ("PCF III"), Calpine Northbrook Energy Marketing, LLC, Calpine Northbrook Energy Marketing Holdings, LLC ("CNEM"), Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy I, Inc., Calpine King City Cogen LLC, Calpine Securities Company, L.P., a parent company of Calpine King City Cogen LLC, and Calpine King City, LLC, an indirect parent company of Calpine Securities Company, L.P., Calpine Deer Park Partner LLC, Calpine Deer Park LLC and Deer Park..

     Indenture and Debt and Lease Covenant Compliance -- Our various indentures place conditions on our ability to issue indebtedness, including further limitations on the issuance of additional debt if our interest coverage ratio (as defined in the various indentures) is below 2:1. Currently, our interest coverage ratio (as so defined) is below 2:1 and, consequently, our indentures generally would not allow us to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by our subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as our interest coverage ratio is below 2:1, our indentures will limit our ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments. As of March 31, 2005, our interest coverage ratio (as so defined) was below 1.75:1. Furthermore, until the ratio is greater than 1.75:1, certain of the Company's indentures will prohibit any further investments in non-subsidiary affiliates.

     Certain of our indebtedness issued in the last half of 2004 was permitted under our indentures on the basis that the proceeds would be used to repurchase or redeem existing indebtedness. While we completed a portion of such repurchases during the fourth quarter of 2004 and the first quarter of 2005, we are still in the process of completing the required amount of repurchases. While the amount of indebtedness that must still be repurchased will ultimately depend on the market price of our outstanding indebtedness at the time the indebtedness is repurchased, based on current market conditions, we estimate that, as of March 31, 2005, as adjusted for market conditions and financial covenant calculations, we would be required to spend approximately $294.0 million in order to fully satisfy this requirement. This amount has been classified as Senior Notes, current portion, on our Consolidated Condensed Balance Sheet. Subsequent to March 31, 2005, we have satisfied a portion of such requirement. See Note 14 of the Notes to Consolidated Condensed Financial Statements.

     When we or one of our subsidiaries sells a significant asset or issues preferred equity, our indentures generally require that the net proceeds of the transaction be used to make capital expenditures or to repurchase or repay certain types of subsidiary indebtedness, in each case within 365 days of the closing date of the transaction. In light of this requirement, and taking into account the amount of capital expenditures currently budgeted for 2005, we anticipate that subsequent to March 31, 2005, we will need to use approximately $250.0 of the net proceeds of the $360.0 million Two-Year Redeemable Preferred Shares issued by our Calpine (Jersey) Limited ("Calpine Jersey I") subsidiary on October 26, 2004, and approximately $180.0 million of the net proceeds of the $260.0 million Redeemable Preferred Shares issued by our Calpine Jersey II on January 31, 2005, to repurchase or repay certain subsidiary indebtedness. Accordingly, $430.0 million of long-term debt has been reclassified as Senior Notes, current portion, on our Consolidated Condensed Balance Sheet. The actual amount of the net proceeds that will be required to be used to repurchase or repay subsidiary debt will depend upon the actual amount of the net proceeds that is used to make capital expenditures, which may be more or less than the amount currently budgeted.

     The total current debt obligation as of March 31, 2005, was $1,510.7 million, which consisted of $1,199.1 million of April through December 2005 repayments or maturities and $311.6 million of the $1,122.5 million 2006 repayments or maturities.

     As noted above, we have significant debt maturities or bond purchase requirements in 2005 as well as significant debt maturities in 2006 and beyond. During the first quarter of 2005, our cash flow from operations used $114.6 million and at March 31, 2005, we had negative working capital of $299.1 million. In addition, as noted in Note 11 of the Notes to Consolidated Condensed Financial Statements, certain bond holders have raised issues concerning the use of proceeds from certain of the planned or recently executed transactions.

     We have guaranteed the payment of a portion of the rents due under the lease of the Greenleaf generating facilities in California. This lease is between an owner trustee acting on behalf of Union Bank of California, as lessor, and a Calpine subsidiary, Calpine Greenleaf, Inc., as lessee. We do not currently meet the requirements of a financial covenant contained in the guarantee agreement. The lessor has waived this non-compliance through May 15, 2005, and we are currently in discussions with the lessor to modify the lease, Our guarantee thereof, and other related documents so as to eliminate the covenant in question. In the event the lessor's waiver were to expire prior to completion of this amendment, the lessor could at that time elect to accelerate the payment of certain amounts owing under the lease, totaling approximately $16.0 million. In the event the lessor were to elect to require us to make this payment, the lessor's remedy under the guarantee and the lease would be limited to taking steps to collect damages from us. The lessor would not be entitled to terminate or exercise other remedies under the Greenleaf lease.

     In connection with several of our subsidiaries' lease financing transactions (Agnews, Geysers, Greenleaf, Pasadena, Rumford/Tiverton, Broad River, RockGen and South Point) the insurance policies we have in place do not comply in every respect with the insurance requirements set forth in the financing documents. We have requested from the relevant financing parties, and are expecting to receive, waivers of this noncompliance. While failure to have the required insurance in place is listed in the financing documents as an event of default, the financing parties may not unreasonably withhold their approval of our waiver request so long as the required insurance coverage is not reasonably available or commercially feasible and we deliver a report from our insurance consultant to that effect. We have delivered the required insurance consultant reports to the relevant financing parties and therefore anticipate that the necessary waivers will be executed shortly.

     Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their cash flow to service our indebtedness, including our ability to pay the interest on and principal of our senior notes. However, as also described in the Company's 2004 Form 10-K, cash flow from operations is currently insufficient to meet in full the Company's cash, liquidity and refinancing obligations for the year, so the Company presently also depends in part upon its liquidity enhancing program and refinancing program in order to fully service its debt. In addition, financing agreements covering a substantial portion of the Company's subsidiaries and other affiliates indebtedness, restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of their obligations, including their outstanding debt, operating expenses, lease payments and reserves.

     Effective Tax Rate -- For the three months ended March 31, 2005, our effective tax rate on continuing operations decreased to 33% as compared to 41% for the three months ended March 31, 2004. Our tax rate on continuing operations for the quarter ended March 31, 2004, has been restated to reflect the reclassification to discontinued operations of certain tax expense (benefit) related to the sale of our oil and gas reserves (see Note 7 of the Notes to
Consolidated Condensed Financial Statements). Our effective tax rate on continuing operations is based on the consideration of estimated full fiscal year earnings and the effect of significant permanent differences in estimating the quarterly effective rate, as well as establishing valuation allowances for certain deferred tax assets.

     Asset  Sales  --  As  a  result  of  the  significant  contraction  in  the availability of capital for participants in the energy sector, we are considering disposing of certain assets, which serves primarily to strengthen our balance sheet through repayment of debt.

     Accordingly, we are evaluating the potential sale of our Saltend Energy Centre. We acquired the 1,200-MW power plant, located in Hull, England, in August 2001 for approximately $800 million. Net proceeds from any sale of the facility would be used to redeem the existing $360 million Two-Year Redeemable Preferred Shares and then to redeem the $260 million Redeemable Preferred Shares due July 30, 2005. Any remaining proceeds would be used in accordance with the asset sale provisions of our existing bond indentures.

     Off-Balance Sheet Commitments -- In accordance with SFAS No. 13 and SFAS No. 98, "Accounting for Leases" our facility operating leases, which include certain sale/leaseback transactions, are not reflected on our balance sheet. All lessors in these contracts are third parties that are unrelated to us. The sale/leaseback transactions utilize Special-Purpose Entities ("SPEs") formed by the equity investors with the sole purpose of owning a power generation facility. Some of our operating leases contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance debt instruments. We have no ownership or other interest in any of these SPEs.

     In accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the third party debt on the books of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheet. At March 31, 2005, third party investee debt was approximately $220.3 million. Of this amount, $59.6 million relates to our investment in AELLC, for which the cost method of accounting was used as of December 31, 2004. See following paragraph for a discussion of AELLC. Based on our pro rata ownership share of each of the investments, our share would be approximately $86.2 million. This amount includes the Company's share for AELLC of $19.2 million. All such debt is non-recourse to us. The increase in investee debt between periods is primarily due to borrowings for the Valladolid III Energy Center currently under construction. See Note 5 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity and cost method investments.

     We own a 32.3% interest in AELLC. AELLC owns the 136-MW Androscoggin Energy Center located in Maine and has construction debt of $59.6 million outstanding as of March 31, 2005. The debt is non-recourse to Calpine Corporation (the "AELLC Non-Recourse Financing"). On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. See Note 11 of the Notes to Consolidated Condensed Financial Statements for more information about this legal proceeding. We recorded our $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy, we lost significant influence and control of the project and have adopted the cost method of accounting for our investment in AELLC. Also, in December 2004, we determined that our investment in AELLC was impaired and recorded a $5.0 million impairment reserve. See Note 14 of the Notes to Consolidated Condensed Financial Statements for an update on this investment.

     Credit Considerations -- On May 9, 2005, Standard & Poor's lowered its corporate credit rating on Calpine Corporation to single B- from single B. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by one notch, with a few exceptions. The ratings for the following debt issues remained unchanged: the BBB- SPUR rating on Gilroy Energy Center bonds, the BB- rating on the Rocky Mountain Energy Center and the Riverside Energy Center loans, the CCC+ rating on the third lien CalGen debt and the BBB rating on the Power Contract Financing LLC bonds. Such downgrade could increase the cost of future borrowings and other costs of doing business.

     On October 4, 2004, Fitch, Inc. assigned our first priority senior secured debt a rating of BB-. At that time, Fitch also downgraded our second priority senior secured debt from BB- to B+, downgraded our senior unsecured debt rating from B- to CCC+, and reconfirmed our preferred stock rating at CCC. Fitch's rating outlook for the Company is stable.

     Moody's Investors Service currently has a senior implied rating on the Company of B2 (with a stable outlook), and they rate our senior unsecured debt at Caa1, and our preferred stock at Caa3.

     Many other issuers in the power generation sector have also been downgraded by one or more of the ratings agencies during this period. Such downgrades can have a negative impact on our liquidity by reducing attractive financing opportunities and increasing the amount of collateral required by trading counterparties.

     Capital Spending -- Development and Construction

    Construction and development costs in process consisted of the following at March 31, 2005 (in thousands):

                                                                              Equipment        Project
                                                     # of                    Included in     Development    Unassigned
                                                   Projects     CIP (1)          CIP            Costs        Equipment
                                                  --------- -------------   -------------  -------------   -------------
Projects in active construction (2).............      7     $   2,246,703   $     702,484  $          --   $          --
Projects in suspended construction..............      3         1,137,452         396,248             --              --
Projects in advanced development................     11           690,774         520,036        105,727              --
Projects in suspended development...............      6           419,105         168,985         37,728              --
Projects in early development...................      2                --              --          8,952              --
Other capital projects..........................     NA            33,936              --             --              --
Unassigned equipment............................     NA                --              --             --          66,161
                                                            -------------   -------------  -------------   -------------
  Total construction and development costs......            $   4,527,970   $   1,787,753  $     152,407   $      66,161
                                                            =============   =============  =============   =============
----------

(1)  Construction in Progress ("CIP")

(2) There are a total of eight projects in active construction. This includes the seven projects that are recorded in CIP in the table above and one project that is recorded in unconsolidated investments.

     Projects in Active Construction -- The seven projects in active construction are projected to come on line from May 2005 to November 2007. These projects will bring on line approximately 2,878 MW of base load capacity (3,210 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At March 31, 2005, the total projected costs to complete these projects is $843.7 million and the estimated funding requirements to complete these projects, net of expected project financing proceeds, is approximately $48.3 million.

     Projects in Suspended Construction -- Work and capitalization of interest on the three projects in suspended construction has been suspended or delayed due to current market conditions. These projects will bring on line approximately 1,769 MW of base load capacity (2,035 MW with peaking capacity). We expect to finance the remaining $340.8 million projected costs to complete these projects.

     Projects in Advanced Development -- There are eleven projects in advanced development. These projects will bring on line approximately 5,072 MW of base load capacity (6,150 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on four projects for which development activities are substantially complete but construction will not commence until a PPA and financing are obtained. The estimated cost to complete the eleven projects in advanced development is approximately $3.1 billion. Our current plan is to project finance these costs as PPAs are arranged.

     Suspended Development Projects -- Due to current electric market conditions, we have ceased capitalization of additional development costs and interest expense on six development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value. These projects would bring on line approximately 2,956 MW of base load capacity (3,409 MW with peaking capacity). The estimated cost to complete these projects is approximately $1.8 billion.

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

     Unassigned Equipment -- As of March 31, 2005, we had made progress payments on four turbines and other equipment with an aggregate carrying value of $66.2 million. This unassigned equipment is classified on the Consolidated Condensed Balance Sheet as "Other assets" because it is not assigned to specific development and construction projects. We are holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with our engineering and construction services.

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). We review our unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing it for future projects versus selling it. Utilizing this methodology, we do not believe that the equipment not committed to sale is impaired. However, during the quarter ended March 31, 2004, we recorded to the "Equipment cancellation and impairment cost" line of the Consolidated Condensed Statement of Operations $2.4 million in losses in connection with equipment cancellations, and we may incur further losses should we decide to cancel more equipment contracts or sell unassigned equipment in the future. In the event we were unable to obtain PPAs or project financing and suspension or abandonment were to result, we could suffer substantial impairment losses on such projects.

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

o Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in hedging, balancing and optimization ("HBO") transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in MWh for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue No. 03-11"), certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                 --------------------------------
                                                                                                      2005              2004
                                                                                                 --------------    --------------
                                                                                                           (In thousands)
Operating Performance Metrics:
  Total deliveries of power:
   MWh generated...............................................................................         22,360            21,050
   HBO and trading MWh sold....................................................................         11,414            11,835
                                                                                                 -------------     -------------
   MWh delivered...............................................................................         33,774            32,885
                                                                                                 =============     =============
  Average availability.........................................................................             90%               92%
  Average baseload capacity factor:
   Average total consolidated gross MW in operation............................................         26,368            21,852
   Less: Average MW of pure peakers............................................................          2,965             2,951
                                                                                                 -------------     -------------
   Average baseload MW in operation............................................................         23,403            18,901
   Hours in the period.........................................................................          2,160             2,184
   Potential baseload generation...............................................................         50,550            41,280
   Actual total generation.....................................................................         22,360            21,050
   Less: Actual pure peakers' generation.......................................................            229               273
                                                                                                 -------------     -------------
   Actual baseload generation..................................................................         22,131            20,777
   Average baseload capacity factor............................................................           43.8%             50.3%
  Average heat rate for gas-fired power plants (excluding peakers) (Btu's/KWh):
   Not steam adjusted..........................................................................          8,369             8,167
   Steam adjusted..............................................................................          7,091             7,115
  Average all-in realized electric price:
   Electricity and steam revenue...............................................................  $   1,403,549     $   1,245,886
   Spread on sales of purchased power for hedging and optimization.............................         67,343             5,089
                                                                                                 -------------     -------------
   Adjusted electricity and steam revenue (in thousands).......................................  $   1,470,892     $   1,250,975
   MWh generated (in thousands)................................................................         22,360            21,050
   Average all-in realized electric price per MWh..............................................  $       65.78     $       59.43
  Average cost of natural gas:
   Fuel expense (in thousands).................................................................  $     921,349     $     789,749
   Fuel cost elimination.......................................................................         43,011            53,066
   Spread on sales of purchased gas for hedging and optimization...............................         (7,037)            7,750
                                                                                                 -------------     -------------
   Adjusted fuel expense.......................................................................  $     957,323     $     850,565
   Million Btu's ("MMBtu") of fuel consumed by generating plants (in thousands)................        151,348           150,255
   Average cost of natural gas per MMBtu.......................................................  $        6.33     $        5.66
   MWh generated (in thousands)................................................................         22,360            21,050
   Average cost of adjusted fuel expense per MWh...............................................  $       42.81     $       40.41
  Average spark spread:
   Adjusted electricity and steam revenue (in thousands).......................................  $   1,470,892     $   1,250,975
   Less: Adjusted fuel expense (in thousands)..................................................        957,323           850,565
                                                                                                 -------------     -------------
   Spark spread (in thousands).................................................................  $     513,569     $     400,410
   MWh generated (in thousands)................................................................         22,360            21,050
   Average spark spread per MWh................................................................  $       22.97     $       19.02
   Add: Equity gas contribution (1)............................................................  $      25,310     $      34,295
   Spark spread with equity gas benefits (in thousands)........................................  $     538,879     $     434,705
   Average spark spread with equity gas benefits per MWh.......................................  $       24.10     $       20.65
  Average plant operating expense ("POX") per normalized MWh (for comparison purposes we also include POX per actual MWh):
   Average total consolidated gross MW in operations...........................................         26,368            21,852
   Hours in the period.........................................................................          2,160             2,184
   Total potential MWh.........................................................................         56,955            47,725
   Normalized MWh (at 70% capacity factor).....................................................         39,868            33,407
   Plant operating expense (POX)...............................................................  $     195,626     $     172,777
   POX per normalized MWh......................................................................  $        4.91     $        5.17
   Actual MWh generated (in thousands).........................................................         22,360            21,050
                                                                                                 -------------     -------------
   POX per actual MWh..........................................................................  $        8.75     $        8.21
                                                                                                 -------------     -------------
----------

(1)  Equity gas contribution margin:

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                 --------------------------------
                                                                                                      2005              2004
                                                                                                 --------------    --------------
                                                                                                           (In thousands)
Oil and gas sales..............................................................................  $      10,820     $      14,135
Add: Fuel cost eliminated in consolidation.....................................................         43,011            53,066
                                                                                                 -------------     -------------
  Subtotal.....................................................................................  $      58,831     $      67,201
Less: Oil and gas operating expense............................................................         13,000            13,236
Less: Depletion, depreciation and amortization.................................................         15,521            19,670
                                                                                                 -------------     -------------
Equity gas contribution margin.................................................................  $      25,310     $      34,295
MWh generated (in thousands)...................................................................         22,360            21,050
Equity gas contribution margin per MWh.........................................................  $        1.13     $        1.63

     The  table  below  provides  additional  detail  of  total   mark-to-market
activity. For the three months ended March 31, 2005 and 2004, mark-to-market activities, net consisted of (dollars in thousands):

                                                                                                     2005              2004
                                                                                                 -------------     -------------
Realized:
  Power activity
   "Trading Activity" as defined in EITF No. 02-03.............................................  $      (2,125)    $      18,708
   Other mark-to-market activity (1)...........................................................         (6,813)           (1,171)
                                                                                                 -------------     -------------
         Total realized power activity.........................................................  $      (8,938)    $      17,537
                                                                                                 =============     =============
  Gas activity
   "Trading Activity" as defined in EITF No. 02-03.............................................  $      (3,431)    $         (74)
   Other mark-to-market activity (1)...........................................................             --                --
                                                                                                 -------------     -------------
         Total realized gas activity...........................................................  $      (3,431)    $         (74)
                                                                                                 =============     =============
Total realized activity:
   "Trading Activity" as defined in EITF No. 02-03.............................................  $      (5,556)    $      18,634
   Other mark-to-market activity (1)...........................................................         (6,813)           (1,171)
                                                                                                 -------------     -------------
         Total realized activity...............................................................  $     (12,369)    $      17,463
                                                                                                 =============     =============
Unrealized:
   Power activity
   "Trading Activity" as defined in EITF No. 02-03.............................................  $      24,041     $        (693)
   Ineffectiveness related to cash flow hedges.................................................         (1,038)             (540)
   Other mark-to-market activity (1)...........................................................           (893)           (9,795)
                                                                                                 -------------     -------------
         Total unrealized power activity.......................................................  $      22,110     $     (11,028)
                                                                                                 =============     =============
  Gas activity
   "Trading Activity" as defined in EITF No. 02-03.............................................  $     (14,468)    $         637
   Ineffectiveness related to cash flow hedges.................................................          1,196             5,446
   Other mark-to-market activity (1)...........................................................             --                --
                                                                                                 -------------     -------------
   Total unrealized gas activity...............................................................  $     (13,272)    $       6,083
                                                                                                 =============     =============
Total unrealized activity:
  "Trading Activity" as defined in EITF No. 02-03..............................................  $       9,573     $         (56)
  Ineffectiveness related to cash flow hedges..................................................            158             4,906
  Other mark-to-market activity (1)............................................................           (893)           (9,795)
                                                                                                 -------------     -------------
   Total unrealized activity...................................................................  $       8,838     $      (4,945)
                                                                                                 =============     =============
  Total mark-to-market activity:
  "Trading Activity" as defined in EITF No. 02-03..............................................  $       4,017     $      18,578
  Ineffectiveness related to cash flow hedges..................................................            158             4,906
  Other mark-to-market activity (1)............................................................         (7,706)          (10,966)
                                                                                                 -------------     -------------
   Total mark-to-market activity...............................................................  $      (3,531)    $      12,518
                                                                                                 =============     =============
----------

(1)  Activity related to our assets but does not qualify for hedge accounting.

Overview

     Summary of Key Activities

     Finance -- New Issuances

                    Date                    Amount                             Description
        ----------------------------  ---------------  -----------------------------------------------------------------------------
        1/28/05.....................   $100.0 million  Complete a non-recourse credit facility for Metcalf
        1/31/05.....................   $260.0 million  Calpine Jersey II completes issuance of Redeemable Preferred Shares due
                                                       July 30, 2005
        3/1/05......................   $503.0 million  Close a non-recourse project finance facility that provides $466.5 million to complete construction of Mankato and Freeport as well as a $36.5 million collateral letter of credit facility

     Finance -- Repurchases

                    Date                    Amount                             Description
        ----------------------------  ---------------  -----------------------------------------------------------------------------
        1/1/05 - 3/31/05............    $31.8 million  Repurchase of $31.8 million principal amount outstanding of 8 1/2% Senior
                                                       Notes Due 2011 for $23.0 million in cash plus accrued interest
        1/1/05 - 3/31/05............    $48.7 million  Repurchase of $48.7 million principal amount outstanding of 8 5/8% Senior
                                                       Notes Due 2010 for $35.0 million in cash plus accrued interest

     Finance -- Other

                    Date                                                       Description
        ----------------------------  ----------------------------------------------------------------------------------------------
        3/31/05.....................  Deer Park enters into agreements with MLCI to sell power and buy gas from April 1, 2005, to
                                      December 31, 2010, for a cash payment of $195.8 million, net of transaction costs, plus additional cash payments as additional transactions are executed

     Other:

                    Date                                                       Description
        ----------------------------  ----------------------------------------------------------------------------------------------
        2/22/05.....................  Announce the selection of Inland Energy Center as site for North American launch of General
                                      Electric's most advanced gas turbine technology, the "H System (TM)"
        2/23/05.....................  NewSouth Energy, a newly formed subsidiary, launches an energy venture to better focus on wholesale power customers and energy markets in the South
        3/28/05.....................  Announce the receipt of a contract to provide 75 megawatts of Transmission Must Run Services to Alberta Electric System Operator with contract terms of March 17, 2005 to June 30, 2006, with options to extend until June 2008

California Power Market

     The volatility in the California power market from mid-2000 through mid-2001 has produced significant unanticipated results, and as described in the following risk factors, the unresolved issues arising in that market, where 42 of our 103 power plants are located, could adversely affect our performance.

     We may be required to make refund payments to the California Power Exchange ("CalPX") and California Independent System Operator ("CAISO") as a result of the California Refund Proceeding. On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by SDG&E under Section 206 of the FPA alleging, among other things, that the markets operated by the CAISO and the CalPX were dysfunctional. FERC established a refund effective period of October 2, 2000, to June 19, 2001 (the "Refund Period"), for sales made into those markets.

     On December 12, 2002, an Administrative Law Judge issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC issued an order (the "March 26 Order") adopting many of the findings set forth in the December 12 Certification. In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the Refund Period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the California Refund Proceeding. We believe, based on the information that we have analyzed to date, that any refund liability that may be attributable to us could total approximately $9.9 million (plus interest, if applicable), after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. We believe we have appropriately reserved for the refund liability that by our current analysis would potentially be owed under the refund calculation clarification in the March 26 Order. The final determination of the refund liability and the allocation of payment obligations among the numerous buyers and sellers in the California markets is subject to further Commission proceedings. It is possible that there will be further proceedings to require refunds from certain sellers for periods prior to the originally designated Refund Period. In addition, the FERC orders concerning the Refund Period, the method for calculating refund liability and numerous other issues are pending on appeal before the U.S. Court of Appeals for the Ninth Circuit. At this time, we are unable to predict the timing of the completion of these proceedings or the final refund liability. Thus, the impact on our business is uncertain.

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

     We have been mentioned in a show cause order in connection with the FERC investigation into western markets regarding the CalPX and CAISO tariffs and may be found liable for payments thereunder. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report"), summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by Calpine set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). In the Final Report, the FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may have been in violation of the CAISO's or CalPX's tariff. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. Calpine believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material.

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

     The energy payments made to us during a certain period under our QF contracts with PG&E may be retroactively adjusted downward as a result of a CPUC proceeding. Our QF contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the SRAC price administratively determined by the CPUC. Having elected such option, our QF facilities were paid based upon the CalPX zonal day-ahead clearing price ("CalPX Price") for various periods commencing in the summer of 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. One CPUC Commissioner at one point issued a proposed decision to the effect that the CalPX Price was the appropriate energy price to pay QFs who selected the pricing option then offered by Section 390. No final decision, however, has been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On January 10, 2001, PG&E filed an emergency motion (the "Emergency Motion") requesting that the CPUC issue an order that would retroactively change the energy payments received by QFs based on CalPX-based pricing for electric energy delivered during the period commencing during June 2000 and ending on January 18, 2001. On April 29, 2004, PG&E, the Utility Reform Network, a consumer advocacy group, and the Office of Ratepayer Advocates, an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties"), filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 2004 Motion"). The April 2004 Motion requests that the CPUC set a briefing schedule in R.99-11-022 to determine what is the appropriate price that should be paid to the QFs that had switched to the CalPX Price. The PG&E Parties allege that the appropriate price should be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. Supplemental pleadings have been filed on the April 2004 Motion, but neither the CPUC nor the assigned administrative law judge has issued any rulings with respect to either the April 2004 Motion or the initial Emergency Motion. We believe that the CalPX Price was the appropriate price for energy payments for our QFs during this period, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     The availability payments made to us under our Geysers' Reliability Must Run contracts have been challenged by certain buyers as having been not just and reasonable. CAISO, California Electricity Oversight Board, Public Utilities Commission of the State of California, PG&E, SDG&E, and Southern California Edison Company (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at FERC requesting the commencement of a FPA
Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of "reliability must run" contracts ("RMR Contracts") with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. To date, FERC has not established a
Section 206 proceeding. The outcome of this litigation and the impact on our business cannot be determined at the present time.

Financial Market Risks

     As we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

    The change in fair value of outstanding commodity derivative instruments from January 1, 2005 through March 31, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2005..................  $    18,560
Cash gains recognized or otherwise settled during the period (1)........       (7,949)
Non-cash losses recognized or otherwise settled during the period (2)...         (233)
Changes in fair value attributable to new contracts (3).................     (223,946)
Changes in fair value attributable to price movements (4)...............     (115,175)
                                                                          -----------
    Fair value of contracts outstanding at March 31, 2005 ..............  $  (328,743)
                                                                          ===========
Realized cash flow from fair value hedges (5)...........................  $    37,589
                                                                          ===========
----------

(1) Realized gains from cash flow hedges and mark-to-market activity are reflected in the tables below:

        Realized value of cash flow hedges (a)..........................  $      11.0
        Net of:
          Terminated and monetized derivatives..........................         (5.7)
          Equity method hedges..........................................          0.4
                                                                          -----------
          Cash gains realized from cash flow hedges.....................  $      16.3
                                                                          -----------

        Realized value of mark-to-market activity (b)...................  $     (12.4)
        Net of:
          Non-cash realized mark-to-market activity.....................         (4.0)
                                                                          -----------
          Cash losses realized on mark-to-market activity...............         (8.4)
                                                                          -----------
          Cash gains recognized or otherwise settled during the period..  $       7.9
                                                                          ===========

     (a) Realized value as disclosed in Note 8 of the Notes to Consolidated Condensed Financial Statements

     (b) Realized value as reported in the Consolidated Condensed Statements of Operations under mark-to-market activities

(2) This represents the non-cash amortization of deferred items embedded in our derivative assets and liabilities.

(3) The change attributable to new contracts includes the $213.1 million derivative liability associated with a transaction by our Deer Park facility as discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements.

(4) Net commodity derivative assets reported in Note 8 of the Notes to Consolidated Condensed Financial Statements.

(5) Not included as part of the roll-forward of net derivative assets and liabilities because changes in the hedge instrument and hedged item move in equal and offsetting directions to the extent the fair value hedges are perfectly effective.

     The fair value of outstanding derivative commodity instruments at March 31, 2005, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

                    Fair Value Source                         2005       2006-2007    2008-2009   After 2009      Total
--------------------------------------------------------  ------------  -----------  -----------  -----------  ------------
Prices actively quoted..................................  $   163,355   $    28,937  $       --   $       --   $   192,292
Prices provided by other external sources...............     (258,974)     (130,704)     10,364      (31,877)     (411,191)
Prices based on models and other valuation methods......           --       (28,883)    (57,097)     (23,864)     (109,844)
                                                          -----------   -----------  ----------   ----------   -----------
  Total fair value......................................  $   (95,619)  $  (130,650) $  (46,733)  $  (55,741)  $  (328,743)
                                                          ===========   ===========  ==========   ==========   ===========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at March 31, 2005, and, the period during which the instruments will mature are summarized in the table below (in thousands):

                    Credit Quality                            2005       2006-2007    2008-2009   After 2009      Total
--------------------------------------------------------  ------------  -----------  -----------  -----------  ------------
(Based on Standard & Poor's Ratings as of March 31,
  2005)
Investment grade........................................  $  (105,018)  $  (128,985) $  (46,691)  $  (55,741)  $  (336,435)
Non-investment grade....................................       12,685           103         (20)          --        12,768
No external ratings.....................................       (3,286)       (1,768)        (22)          --        (5,076)
                                                          -----------   -----------  ----------   ----------   -----------
  Total fair value......................................  $   (95,619)  $  (130,650) $  (46,733)  $  (55,741)  $  (328,743)
                                                          ===========   ===========  ==========   ==========   ===========


    The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                              Fair Value
                                                               After 10%
                                                               Adverse
                                               Fair Value    Price Change
                                              ------------  -------------
At March 31, 2005:
  Electricity...............................  $  (569,065)  $   (788,280)
  Natural gas...............................      240,322        160,140
                                              -----------   ------------
   Total....................................  $  (328,743)  $   (628,140)

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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions increased by 76% from December 31, 2004, to March 31, 2005, and the total volume of open power derivative positions increased by 125% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of March 31, 2005, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three months ended March 31, 2005, have reflected this. See Notes 8 and 9 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity.

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of March 31, 2005, (dollars in thousands):

   Variable to Fixed Swaps

                                    Weighted Average    Weighted Average
                    Notional          Interest Rate      Interest Rate           Fair Market
 Maturity Date  Principal Amount          (Pay)            (Receive)                Value
--------------- ----------------   -----------------  ------------------        ------------
2011...........     $   58,178            4.5%        3-month US $ LIBOR        $      (270)
2011...........        291,897            4.5%        3-month US $ LIBOR             (1,385)
2011...........        209,833            4.4%        3-month US $ LIBOR               (290)
2011...........         41,822            4.4%        3-month US $ LIBOR                (58)
2011...........          7,181            6.9%        3-month US $ LIBOR             (3,075)
2011...........         19,302            4.9%        3-month US $ LIBOR               (317)
2011...........         14,363            4.9%        3-month US $ LIBOR               (205)
2011...........          7,181            4.9%        3-month US $ LIBOR               (103)
2011...........          9,651            4.9%        3-month US $ LIBOR               (159)
2011...........          9,651            4.8%        3-month US $ LIBOR               (159)
2011...........          7,181            4.8%        3-month US $ LIBOR               (103)
2011...........          9,651            4.8%        3-month US $ LIBOR               (159)
2011...........          7,181            4.8%        3-month US $ LIBOR               (103)
2012...........        105,840            6.5%        3-month US $ LIBOR             (8,737)
2016...........         20,865            7.3%        3-month US $ LIBOR             (3,035)
2016...........         13,910            7.3%        3-month US $ LIBOR             (2,021)
2016...........         41,730            7.3%        3-month US $ LIBOR             (6,063)
2016...........         27,820            7.3%        3-month US $ LIBOR             (4,042)
2016...........         34,775            7.3%        3-month US $ LIBOR             (5,053)
                    ----------                                                  -----------
  Total........     $  938,012            4.7%                                  $   (35,337)
                    ==========                                                  ===========

   Fixed to Variable Swaps

                                    Weighted Average    Weighted Average
                    Notional         Interest Rate       Interest Rate           Fair Market
 Maturity Date  Principal Amount          (Pay)            (Receive)                Value
--------------- -----------------  ------------------  -----------------        ------------
2011...........     $  100,000     6-month US $ LIBOR               8.5%           $  (7,624)
2011...........        100,000     6-month US $ LIBOR               8.5%              (8,622)
2011...........        200,000     6-month US $ LIBOR               8.5%              (6,077)
2011...........        100,000     6-month US $ LIBOR               8.5%             (12,463)
                    ----------                                                     ---------
  Total........     $  500,000                                      8.5%           $ (34,786)
                    ==========                                                     =========

     The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent adverse interest rate change are shown in the table below (in thousands):

                                   Fair Value After a 1.0%
     Net Fair Value as of         (100 Basis Point) Adverse
        March 31, 2005               Interest Rate Change
     --------------------         -------------------------
         $ (70,123)                   $  (91,560)

     Currency Exposure -- We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, "Foreign Currency Translation," ("SFAS No. 52") to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at March 31, 2005, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

                                     Impact to Pre-Tax Net Income
                                      After 10% Adverse Exchange
Currency Exposure                             Rate Change
--------------------------------     ----------------------------
GBP-Euro........................              $  (15,142)
GBP-$US.........................                 (11,333)
$Cdn-$US........................                 (90,338)
Other...........................                  (4,066)

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

Foreign Currency Transaction Gain (Loss)

     Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004:

     The major components of our foreign currency transaction gains from continuing operations of $5.2 million and $10.0 million, respectively, for the three months ended March 31, 2005 and 2004, respectively, are as follows (amounts in millions):

                                                      2005       2004
                                                   --------   ---------
Gain (Loss) from $Cdn-$US fluctuations:........    $   11.0   $   (0.7)
Gain from GBP-Euro fluctuations:...............         4.4       11.3
Loss from GBP-$US fluctuations:................        (9.1)        --
Loss from other currency fluctuations:.........        (1.1)      (0.6)
                                                   --------   --------
   Total.......................................    $    5.2   $   10.0
                                                   ========   ========

     The $Cdn-$US gain for the three months ended March 31, 2005, was due primarily to a strengthening of the U.S. dollar against the Canadian dollar during the first quarter of 2005. In September 2004, we sold substantially all of our oil and gas assets in Canada, which significantly reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries. As a result, we are now considerably more exposed to fluctuations in the $Cdn-$US exchange rate as we hold several significant $Cdn-denominated liabilities that can no longer be hedged under SFAS No. 52. When the U.S. dollar strengthened during the first quarter of 2005, significant remeasurement gains were triggered on these loans. This gain was partially offset by remeasurement losses recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52.

     The $Cdn-$US loss for the three months ended March 31, 2004 was moderate despite the fact that the U.S. dollar strengthened considerably against the Canadian dollar during the first quarter of 2004. The primary reason for this was because the majority of our existing $Cdn-$US exposures were effectively designated as hedges of our net investment in Canadian dollar subsidiaries at March 31, 2004. As a result, remeasurement gains that otherwise would have been recognized within our Consolidated Condensed Statements of Operations were recorded within CTA in accordance with SFAS No. 52. The $0.7 million loss was due to remeasurement losses recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52.

     During the three months ended March 31, 2005 and March 31, 2004, respectively, the Euro weakened against the GBP, triggering re-measurement gains associated with our Euro-denominated 8 3/8% Senior Notes Due 2008.

     The GBP-$US loss for the three months ended March 31, 2005 relates to re-measurement gains associated with our US$360 million Two-Year Redeemable Preferred Shares issued in October 2004 by our indirect, wholly owned subsidiary, Calpine (Jersey) Limited. The remeasurement losses recognized were driven by a significant weakening of the GBP against the U.S. dollar during the first quarter of 2005. There is no comparable amount for the three months ended March 31, 2004 as no such exposure existed prior to the closing of this offering.

     Available-for-Sale Debt Securities -- Through March 31, 2005, we have repurchased $115.0 million par value of HIGH TIDES III. At March 31, 2005, the repurchased HIGH TIDES III are classified as available-for-sale and recorded at fair market value in Other Assets. The following tables present the debt security by expected maturity date and fair market value as of March 31, 2005 (dollars in thousands):

                  Weighted Average
                   Interest Rate    2005  2006  2007  2008  Thereafter   Total
                  ---------------   ----  ----  ----  ----  ----------  --------
HIGH TIDES III...        5.00%      $ --  $ --  $ --  $ --   $115,000   $115,000


                                                     Fair  Market Value
                                            ------------------------------------
                                            March 31, 2005     December 31, 2004
                                            --------------     -----------------
HIGH TIDES III............................   $   112,700          $   111,550

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

     Our variable-rate construction/project financing is primarily through the CalGen floating rate notes, institutional term loans and revolving credit facility. Borrowings under our $200 million CalGen revolving credit agreement are used primarily for letters of credit in support of gas purchases, power contracts and transmission, and include funding for the construction costs of CalGen power plants (of which only the Pastoria Energy Center was still in active construction at March 31, 2005). Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     The following table summarizes by maturity date our variable-rate debt exposed to interest rate risk as of March 31, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                                                 2005          2006          2007          2008
                                                                              ----------    ----------    ----------    ----------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A..................................    $    5,309    $    7,482    $    8,132    $    9,271
  Saltend preferred interest..............................................            --       360,000            --            --
  Riverside Energy Center project financing...............................         1,843         3,685         3,685         3,685
  Rocky Mountain Energy Center project financing..........................         1,325         2,649         2,649         2,649
                                                                              ----------    ----------    ----------    ----------
   Total of 3-month US $LIBOR rate debt...................................         8,477       373,816        14,466        15,605
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit......................................         2,525            --            --            --
                                                                              ----------    ----------    ----------    ----------
   Total of 1-month EURLIBOR rate debt....................................         2,525            --            --            --
1-month US $LIBOR weighted average interest rate basis (4)
  First Priority Secured Floating Rate Notes Due 2009 (CalGen)............            --            --         1,175         2,350
                                                                              ----------    ----------    ----------    ---------
   Total of 1-month US $LIBOR weighted average interest rate debt.........            --            --         1,175         2,350
1-month US $LIBOR interest rate basis (4)
  Freeport Energy Center project financing................................            --            --           846           777
  Mankato Energy Center project financing.................................            --            --           705           727
                                                                              ----------    ----------    ----------    ----------
   Total 1-month US $LIBOR interest rate..................................            --            --         1,551         1,504
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011 (CalGen)............            --            --            --            --
                                                                              ----------    ----------    ----------    ----------
   Total of 6-month US $LIBOR rate debt...................................            --            --            --            --
(1)(4)
  First Priority Secured Institutional Term Loan Due 2009 (CCFC I)........         1,604         3,208         3,208         3,208
  Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)....            --            --            --            --
                                                                              ----------    ----------    ----------    ----------
   Total of variable rate debt as defined at (1) below....................         1,604         3,208         3,208         3,208
(2)(4)
  Second Priority Senior Secured Term Loan B Notes Due 2007...............         5,625         7,500       725,625            --
                                                                              ----------    ----------    ------------  ----------
   Total of variable rate debt as defined at (2) below....................         5,625         7,500       725,625            --
(3)(4)
  Second Priority Senior Secured Floating Rate Notes Due 2007.............         3,750         5,000       483,750            --
  Blue Spruce Energy Center project financing.............................         1,875         3,750         3,750         3,750
                                                                              ----------    ----------    ----------    ----------
   Total of variable rate debt as defined at (3) below....................         5,625         8,750       487,500         3,750
(5)(4)
  First Priority Secured Term Loans Due 2009 (CalGen).....................            --            --         3,000         6,000
  Second Priority Secured Floating Rate Notes Due 2010 (CalGen)...........            --            --            --         3,200
  Second Priority Secured Term Loans Due 2010 (CalGen)....................            --            --            --           500
                                                                              ----------    ----------    ----------    ----------
   Total of variable rate debt as defined at (5) below....................            --            --         3,000         9,700
                                                                              ----------    ----------    ----------    ----------
(6)(4)
  Island Cogen............................................................        11,337            --            --            --
  Contra Costa............................................................           163           171           179           187
                                                                              ----------    ----------    ----------    ----------
   Total of variable rate debt as defined at (6) below....................           163           171           179           187
                                                                              ----------    ----------    ----------    ----------
   Grand total variable-rate debt instruments (8).........................    $   35,356    $  393,445    $1,236,704    $   36,304
                                                                              ==========    ==========    ==========    ==========

                                                                                                                     Fair Value
                                                                                         2009      Thereafter   December 31, 2004(7)
                                                                                      ----------   ----------   --------------------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A..........................................    $    9,433   $   85,479      $    125,106
  Saltend preferred interest......................................................            --           --           360,000
  Riverside Energy Center project financing.......................................         3,685      343,451           360,034
  Rocky Mountain Energy Center project financing..................................         2,649      243,849           255,770
                                                                                      ----------   ----------      ------------
   Total of 3-month US $LIBOR rate debt...........................................        15,767      672,779         1,100,910
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit..............................................            --           --             2,525
                                                                                      ----------   ----------      ------------
   Total of 1-month EURLIBOR rate debt............................................            --           --             2,525
1-month US $LIBOR weighted average interest rate basis (4)
  First Priority Secured Floating Rate Notes Due 2009 (CalGen)....................       231,475           --           235,000
                                                                                      ----------   ----------      ------------
   Total of 1-month US $LIBOR rate debt...........................................       231,475           --           235,000
1-month US $LIBOR interest rate basis (4)
  Freeport Energy Center project financing........................................           687       52,422            54,732
  Mankato Energy Center project financing.........................................           625       45,935            47,992
                                                                                      ----------   ----------      ------------
   Total 1-month US $LIBOR interest rate..........................................         1,312       98,357           102,724
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011 (CalGen)....................            --      680,000           680,000
                                                                                      ----------   ----------      ------------
   Total of 6-month US $LIBOR rate debt...........................................            --      680,000           680,000
(1)(4)
  First Priority Secured Institutional Term Loan Due 2009 (CCFC I)................       365,190           --           376,418
  Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)............            --      408,811           408,811
                                                                                      ----------   ----------      ------------
   Total of variable rate debt as defined at (1) below............................       365,190      408,811           785,229
(2)(4)
  Second Priority Senior Secured Term Loan B Notes Due 2007.......................            --           --           643,673
                                                                                      ----------   ----------      ------------
   Total of variable rate debt as defined at (2) below............................            --           --           643,673
(3)(4)
  Second Priority Senior Secured Floating Rate Notes Due 2007.....................            --           --           427,884
  Blue Spruce Energy Center project financing.....................................         3,750       81,397            98,272
                                                                                      ----------   ----------      ------------
   Total of variable rate debt as defined at (3) below............................         3,750       81,397           526,156
(5)(4)
First Priority Secured Term Loans Due 2009 (CalGen)...............................       591,000           --           600,000
  Second Priority Secured Floating Rate Notes Due 2010 (CalGen)...................         6,400      622,439           632,039
  Second Priority Secured Term Loans Due 2010 (CalGen)............................         1,000       97,256            98,756
                                                                                      ----------   ----------      ------------
   Total of variable rate debt as defined at (5) below............................       598,400      719,695         1,330,795
                                                                                      ----------   ----------      ------------
(6)(4)
Island Cogen......................................................................            --           --            11,337
Contra Costa......................................................................           196        1,380             2,276
                                                                                      ----------   ----------      ------------
   Total of variable rate debt as defined at (6) below............................           196        1,380             2,276
                                                                                      ----------   ----------      ------------
   Grand total variable-rate debt instruments (8).................................    $1,216,090   $2,662,419      $ 5,420,625
                                                                                      ==========   ==========      ============
----------

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

(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)  Bankers Acceptance Rate.

(7) Fair value equals carrying value, with the exception of the Second-Priority Senior Secured Term B Loans Due 2007 and Second-Priority Senior Secured Floating Rate Notes Due 2007 which are shown at quoted trading values as of March 31, 2005.

(8) The aggregate principal amount subject to variable interest rate risk is $5,580,318 as of March 31, 2005.

New Accounting Pronouncements

     See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.

     Calpine Corporation (the "Company") maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2004, management of the Company identified a material weakness related to our tax accounting processes, procedures and controls that was discussed in Item 9A of the Company's 2004 Form 10-K. During the first quarter of 2005, the Company began taking the steps necessary to improve its internal controls relating to the preparation and review of interim and annual income tax provisions and to remediate this material weakness. While significant progress has been made in the remediation of these controls, the controls have not yet operated for a sufficient period of time to be able to complete the required testing and to conclude that they are designed and operating effectively.

     The Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the status of the remediation of the material weakness discussed below, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective. In light of the material weakness identified as of December 31, 2004, and that continues to exist at March 31, 2005, the Company continued to perform additional analysis and post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented. The certificates required by this item are filed as Exhibits 31.1 and 31.2 to this Form 10-Q.

Status of Remediation of the Material Weakness

     During the first quarter of 2005, the Company began taking the steps necessary to improve its internal controls relating to the preparation and review of interim and annual income tax provisions, including the accounting for current income taxes payable and deferred income tax assets and liabilities. The Company has hired additional resources and has engaged third party tax experts to improve the effectiveness of the controls over management's review of the details of the income tax calculations. The Company has also improved the process of preparing and reviewing the workpapers supporting its tax related calculations and conclusions.

    The Company will continue to do the following:

o Complete the implementation of the CorpTax computer application to automate more of the tax analysis and provision processes and continue to improve the clarity of supporting documentation and reports, and

o Add additional resources in the tax department as well as provide tax accounting training for key personnel.

     While  certain  elements  of the  program  to  remediate  the tax  material weakness are still underway. The Company will continue to monitor the effectiveness of these procedures and continue to make any changes that management deems appropriate.

Changes in Internal Control Over Financial Reporting

     The Company continuously seeks to improve the efficiency and effectiveness of its internal controls. This results in refinements to processes throughout the Company. During the first quarter of 2005, there were no significant changes in the Company's internal control over financial reporting, other than the changes related to the Company's tax accounting processes, procedures and controls discussed above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 6.  Exhibits

     (a) Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

  Exhibit
   Number                                Description
-----------    -----------------------------------------------------------------
     3.1       Amended and Restated Certificate of Incorporation of the Company,
               as amended through June 2, 2004.(a)

     3.2       Amended and Restated By-laws of the Company.(b)

     4.1.1 Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(c)

     4.1.2 Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(d)

     4.1.3 Amendment No. 2 to Rights Agreement, dated as of March 18, 2005, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(e)

     4.2 Memorandum and Articles of Association of Calpine European Funding (Jersey) Limited.(f)

     10.1 Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent.(g)

     10.2.1 Employment Agreement, dated as of January 1, 2005, between the Company and Mr. Peter Cartwright.(h)(i)

     10.2.2 Consulting Contract, dated as of January 1, 2005, between the Company and Mr. George J. Stathakis.(g)(i)

     10.2.3 Base Salary, Bonus, Stock Option Grant and Restricted Stock Summary Sheet.(h)(i)

     10.2.4    Form of Stock Option Agreement.(h)(i)

     10.2.5    Form of Restricted Stock Agreement.(h)(i)

     31.1      Certification  of the  Chairman,  President  and Chief  Executive
               Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
----------

(*)  Filed herewith.

(a) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

(b) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c) Incorporated by reference to Calpine Corporation's Registration Statement on Form 8-A/A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(d) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(e) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on March 23, 2005.

(f) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

(g) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

(h) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on March 17, 2005.

(i)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CALPINE CORPORATION

                   By:                /s/ ROBERT D. KELLY
                      ----------------------------------------------------------
                                         Robert D. Kelly
                             Executive Vice President and Chief Financial
                                  Officer (Principal Financial Officer)

Date: May 10, 2005

                   By:             /s/ CHARLES B. CLARK, JR.
                      ----------------------------------------------------------
                                      Charles B. Clark, Jr.
                                Senior Vice President and Corporate
                             Controller (Principal Accounting Officer)

Date: May 10, 2005

    The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

  Exhibit
   Number                                Description
-----------    -----------------------------------------------------------------
     3.1       Amended and Restated Certificate of Incorporation of the Company,
               as amended through June 2, 2004.(a)

     3.2       Amended and Restated By-laws of the Company.(b)

     4.1.1 Amended and Restated Rights Agreement, dated as of September 19, 2001, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(c)

     4.1.2 Amendment No. 1 to Rights Agreement, dated as of September 28, 2004, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(d)

     4.1.3 Amendment No. 2 to Rights Agreement, dated as of March 18, 2005, between Calpine Corporation and Equiserve Trust Company, N.A., as Rights Agent.(e)

     4.2 Memorandum and Articles of Association of Calpine European Funding (Jersey) Limited.(f)

     10.1 Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent.(g)

     10.2.1 Employment Agreement, dated as of January 1, 2005, between the Company and Mr. Peter Cartwright.(h)(i)

     10.2.2 Consulting Contract, dated as of January 1, 2005, between the Company and Mr. George J. Stathakis.(g)(i)

     10.2.3 Base Salary, Bonus, Stock Option Grant and Restricted Stock Summary Sheet.(h)(i)

     10.2.4    Form of Stock Option Agreement.(h)(i)

     10.2.5    Form of Restricted Stock Agreement.(h)(i)

     31.1      Certification  of the  Chairman,  President  and Chief  Executive
               Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
----------

(*)  Filed herewith.

(a) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

(b) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(c) Incorporated by reference to Calpine Corporation's Registration Statement on Form 8-A/A (Registration No. 001-12079) filed with the SEC on September 28, 2001.

(d) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(e) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on March 23, 2005.

(f) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

(g) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

(h) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on March 17, 2005.

(i)  Management contract or compensatory plan or arrangement.