Form 10-Q
period 2005-06-30
CALPINE CORP
filed 2005-08-09
CIK 916457

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q


     (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to

                         Commission file number: 1-12079
                             ----------------------

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

     567,964,618 shares of Common Stock, par value $.001 per share, outstanding on August 8, 2005.

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 2005

                                      INDEX


                                                                                                                    Page No.
                                                                                                                    --------
PART I --  FINANCIAL INFORMATION
           Item 1.  Financial Statements
                      Consolidated Condensed Balance Sheets June 30, 2005 and December 31, 2004..................      7
                      Consolidated Condensed Statements of Operations for the Three and Six Months Ended
                        June 30, 2005 and 2004...................................................................      9
                      Consolidated Condensed Statements of Cash Flows for the Six Months Ended
                        June 30, 2005 and 2004...................................................................     11
                    Notes to Consolidated Condensed Financial Statements.........................................     13
                      1.    Organization and Operations of the Company...........................................     13
                      2.    Summary of Significant Accounting Policies...........................................     13
                      3.    Strategic Initiative.................................................................     17
                      4.    Available-for-Sale Debt Securities...................................................     20
                      5.    Property, Plant and Equipment, Net and Capitalized Interest..........................     20
                      6.    Unconsolidated Investments...........................................................     23
                      7.    Debt.................................................................................     26
                      8.    Discontinued Operations..............................................................     30
                      9.    Derivative Instruments...............................................................     32
                      10.   Comprehensive Income (Loss)..........................................................     36
                      11.   Loss Per Share.......................................................................     38
                      12.   Commitments and Contingencies........................................................     39
                      13.   Operating Segments...................................................................     46
                      14.   California Power Market..............................................................     47
                      15.   Subsequent Events....................................................................     49
           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     50
                      Selected Operating Information.............................................................     51
                      Overview...................................................................................     52
                      Results of Operations......................................................................     53
                      Liquidity and Capital Resources............................................................     64
                      Performance Metrics........................................................................     71
                      Summary of Key Activities..................................................................     74
                      California Power Market....................................................................     75
                      Financial Market Risks.....................................................................     75
                      New Accounting Pronouncements..............................................................     82
           Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................     83
           Item 4.  Controls and Procedures......................................................................     83
PART II -- OTHER INFORMATION
           Item 1.  Legal Proceedings............................................................................     85
           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................     85
           Item 4.  Submission of Matters to a Vote of Security Holders..........................................     85
           Item 6.  Exhibits.....................................................................................     86
Signatures.......................................................................................................     88

                                   DEFINITIONS

     As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below. Additionally, the terms, "Calpine," "we," "us" and "our" refer to Calpine Corporation and its subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION                                   DEFINITION
------------                                   ----------
2006 Convertible Notes                         4% Convertible Senior Notes Due 2006
2014 Convertible Notes                         Contingent Convertible Notes Due 2014
2015 Convertible Notes                         7 3/4% Contingent Convertible Notes Due 2015
2023 Convertible Notes                         4 3/4% Contingent Convertible Senior Notes Due 2023
Acadia PP                                      Acadia Power Partners, LLC
AELLC                                          Androscoggin Energy LLC
Agnews                                         O.L.S. Energy - Agnews, Inc.
AOCI                                           Accumulated Other Comprehensive Income
APB                                            Accounting Principles Board
ARB                                            Accounting Research Bulletin
Auburndale PP                                  Auburndale Power Partners, Limited Partnership
Bcfe                                           Billion cubic feet equivalent
Btu                                            British thermal units
CAISO                                          California Independent System Operator
CalGen                                         Calpine Generating Company, LLC
Calpine Canada                                 Calpine Canada Natural Gas Partnership
Calpine Cogen                                  Calpine Cogeneration Company, formerly Cogen America
Calpine Jersey I                               Calpine (Jersey) Limited
Calpine Jersey II                              Calpine European Funding (Jersey) Limited
CalPX                                          California Power Exchange
CCFC I                                         Calpine Construction Finance Company, L.P
CDWR                                           California Department of Water Resources
CES                                            Calpine Energy Services, L.P.
CFE                                            Comision Federal de Electricidad
Chubu                                          Chubu Electric Power Company, Inc.
CIP                                            Construction in Progress
CNEM                                           Calpine Northbrook Energy Marketing, LLC
CNGT                                           Calpine Natural Gas Trust
Cogen America                                  Cogeneration Corporation of America, Inc. now called Calpine Cogeneration Corporation
COR                                            Cost of revenue
CPIF                                           Calpine Power Income Fund
CPLP                                           Calpine Power, L.P.
CPUC                                           California Public Utilities Commission
CTA                                            Cumulative Translation Adjustment
DB London                                      Deutsche Bank AG London
Deer Park                                      Deer Park Energy Center L.P.
Diamond                                        Diamond Generating Corporation
DOL                                            United States Department of Labor
E&S                                            Electricity and steam
EITF                                           Emerging Issues Task Force
Enron                                          Enron Corp
Enron Canada                                   Enron Canada Corp.
Entergy                                        Entergy Services, Inc.
EOB                                            Electricity Oversight Board
EPS                                            Earnings per share
ERISA                                          Employee Retirement Income Security Act
ESA                                            Energy Services Agreement
FASB                                           Financial Accounting Standards Board
FERC                                           Federal Energy Regulatory Commission
FFIC                                           Fireman's Fund Insurance Company
FIN                                            FASB Interpretation Number
First Priority Notes                           9 5/8% First Priority Senior Secured Notes Due 2014
GAAP                                           Generally accepted accounting principles
GE                                             General Electric International, Inc.
Geysers                                        Geysers Power Company, LLC
Grays Ferry                                    Grays Ferry Cogeneration Partnership
Hawaii Fund                                    Hawaii Structural Ironworkers Pension Trust Fund
HBO                                            Hedging, balancing and optimization
HIGH TIDES                                     Convertible Preferred Securities, Remarketable Term Income Deferrable Equity
                                                 Securities (HIGH TIDES) SM
IP                                             International Paper Company
KW                                             Kilowatt(s)
KWh                                            Kilowatt hour(s)
LCRA                                           Lower Colorado River Authority
LIBOR                                          London Inter-Bank Offered Rate
LTSA                                           Long Term Service Agreement
Metcalf                                        Metcalf Energy Center, LLC
Mitsui                                         Mitsui & Co., Ltd.
MLCI                                           Merrill Lynch Commodities, Inc.
MMBtu                                          Million Btu
Mmcfe                                          Million net cubic feet equivalent
Morris                                         Calpine Morris, LLC
MW                                             Megawatt(s)
MWh                                            Megawatt hour(s)
NESCO                                          National Energy Systems Company
NPC                                            Nevada Power Company
O&M                                            Operations and maintenance
OCI                                            Other Comprehensive Income
Oneta                                          Oneta Energy Center
OPA                                            Ontario Power Authority
Panda                                          Panda Energy International, Inc., and related parties PLC II and LLC
PCF                                            Power Contract Financing, L.L.C.
PCF III                                        Power Contract Financing III, LLC
PJM                                            Pennsylvania-New Jersey-Maryland
Plan                                           Calpine Corporation Retirement Savings Plan
POX                                            Plant operating expense
PPA(s)                                         Power purchase agreement(s)
PSM                                            Power Systems MFG., LLC
PUCN                                           Public Utilities Commission of Nevada
QF                                             Qualifying Facilities
Reliant                                        Reliant Energy Services, Inc.
RMR Contracts                                  Reliability must run contracts
Rosetta                                        Rosetta Resources Inc.
SAB                                            Staff Accounting Bulletin
Saltend                                        Saltend Energy Centre

Second Priority Secured Debt Instruments

The Indentures between the Company and Wilmington Trust Company, as Trustee, relating to the Company's Second Priority Senior Secured Floating Rate Notes due
2007, 8.500% Second Priority Senior Secured Notes due 2010, 8.750% Second
Priority Senior Secured Notes due 2013, 9.875% Second Priority Senior Secured
Notes due 2011 and the Credit Agreement among the Company, as Borrower, Goldman
Sachs Credit Partners L.P., as Administrative Agent, Sole Lead Arranger and Sole
Book Runner, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD
Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of
California, N.A., as Managing Agent, relating to the Company's Senior Secured
Term Loans Due 2007, in each case as such instruments may be amended from time to time.

Securities Act                                 Securities Act of 1933, as amended
SFAS                                           Statement of Financial Accounting Standards
Siemens-Westinghouse                           Siemens-Westinghouse Power Corporation (changed to "Siemens Power
                                                 Generation, Inc. on August 1, 2005)
SkyGen                                         SkyGen Energy LLC, now called Calpine Northbrook Energy, LLC
SPE                                            Special-Purpose Entities
SPPC                                           Sierra Pacific Power Company
TAC                                            Third Amended Complaint
TNAI                                           Thermal North America, Inc.
TSA(s)                                         Transmission service agreement(s)
TTS                                            Thomassen Turbine Systems, B.V.
Valladolid                                     Compania de Generacion Valladolid S.de R.L. de C.V. partnership
VIE(s)                                         Variable interest entity(ies)
Westcoast                                      Westcoast Energy Inc.
Whitby                                         Whitby Cogeneration Limited Partnership
Williams                                       The Williams Companies, Inc.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004

                                                                                                       June 30,      December 31,
                                                                                                         2005            2004
                                                                                                   --------------- ---------------
                                                                                                   (In thousands, except share and
                                                                                                         per share amounts)
                                                                                                             (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents.......................................................................   $      636,208  $      718,023
Accounts receivable, net........................................................................        1,036,196       1,048,010
Margin deposits and other prepaid expense.......................................................          425,084         438,125
Inventories.....................................................................................          144,073         174,307
Restricted cash.................................................................................          993,883         593,304
Current derivative assets.......................................................................          383,914         324,206
Current assets held for sale....................................................................          118,483         133,947
Other current assets............................................................................          319,455         133,643
                                                                                                   --------------  --------------
      Total current assets......................................................................        4,057,296       3,563,565
                                                                                                   --------------  --------------
Restricted cash, net of current portion.........................................................          190,501         157,868
Notes receivable, net of current portion........................................................          197,271         203,680
Project development costs.......................................................................          143,294         150,179
Unconsolidated investments......................................................................          376,511         373,108
Deferred financing costs........................................................................          399,136         406,844
Prepaid lease, net of current portion...........................................................          447,096         424,586
Property, plant and equipment, net..............................................................       19,005,971      18,939,420
Goodwill........................................................................................           45,160          45,160
Other intangible assets, net....................................................................           66,785          68,423
Long-term derivative assets.....................................................................          714,409         506,050
Long-term assets held for sale..................................................................        1,630,441       1,718,724
Other assets....................................................................................          535,756         658,481
                                                                                                   --------------  --------------
        Total assets............................................................................   $   27,809,627  $   27,216,088
                                                                                                   ==============  ==============
                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................................   $      862,434  $      983,008
   Accrued payroll and related expense..........................................................           78,387          88,067
   Accrued interest payable.....................................................................          411,507         385,794
   Income taxes payable.........................................................................           72,499          57,234
   Notes payable and borrowings under lines of credit, current portion..........................          209,184         204,775
   Convertible debentures payable to Calpine Capital Trust III..................................          517,500              --
   Preferred interests, current portion.........................................................          268,819           8,641
   Capital lease obligation, current portion....................................................            5,918           5,490
   CCFC I financing, current portion............................................................            3,208           3,208
   Construction/project financing, current portion..............................................          104,932          93,393
   Senior notes and term loans, current portion.................................................        1,069,975         718,449
   Current derivative liabilities...............................................................          501,471         356,030
   Current liabilities held for sale............................................................          187,629          72,467
   Other current liabilities....................................................................          318,973         308,836
                                                                                                   --------------  --------------
      Total current liabilities.................................................................        4,612,436       3,285,392
                                                                                                   --------------  --------------
Notes payable and borrowings under lines of credit, net of current portion......................          673,312         769,490
Convertible debentures payable to Calpine Capital Trust III.....................................               --         517,500
Preferred interests, net of current portion.....................................................          648,246         497,896
Capital lease obligation, net of current portion................................................          281,940         283,429
CCFC I financing, net of current portion........................................................          782,423         783,542
CalGen/CCFC II financing........................................................................        2,396,257       2,395,332
Construction/project financing, net of current portion..........................................        2,283,200       1,905,658
Convertible Notes...............................................................................        1,831,208       1,255,298
Senior notes and term loans, net of current portion.............................................        7,584,897       8,532,664
Deferred income taxes, net of current portion...................................................          669,990         885,754
Deferred revenue................................................................................          117,805         114,202
Long-term derivative liabilities................................................................        1,005,943         516,230
Long-term liabilities held for sale.............................................................          154,053         173,429
Other liabilities...............................................................................          320,542         319,154
                                                                                                   --------------  --------------
      Total liabilities.........................................................................       23,362,252      22,234,970
                                                                                                   --------------  --------------
Minority interests..............................................................................          384,401         393,445
                                                                                                   --------------  --------------
Stockholders' equity:
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and
    outstanding in 2005 and 2004................................................................               --              --
   Common stock, $.001 par value per share; authorized 2,000,000,000 shares; issued and
    outstanding 567,964,218 shares in 2005 and 536,509,231 shares in 2004.......................              568             537
   Additional paid-in capital...................................................................        3,255,667       3,151,577
   Additional paid-in capital, loaned shares....................................................          258,100         258,100
   Additional paid-in capital, returnable shares................................................         (258,100)       (258,100)
   Retained earnings............................................................................          858,859       1,326,048
   Accumulated other comprehensive income (loss)................................................          (52,120)        109,511
                                                                                                   --------------  --------------
           Total stockholders' equity...........................................................   $    4,062,974  $    4,587,673
                                                                                                   --------------  --------------
           Total liabilities and stockholders' equity...........................................   $   27,809,627  $   27,216,088
                                                                                                   ==============  ==============

                  The accompanying notes are an integral part of these
                      Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2005 and 2004

                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                          ---------------------------- ----------------------------
                                                                              2005           2004           2005           2004
                                                                         -------------- -------------- -------------- -------------
                                                                                   (In thousands, except per share amounts)
                                                                                                  (Unaudited)
Revenue:
   Electric generation and marketing revenue
      Electricity and steam revenue....................................  $   1,298,973  $   1,239,147  $   2,577,252  $   2,372,342
      Transmission sales revenue.......................................          3,144          4,049          6,888          9,724
      Sales of purchased power for hedging and optimization............        432,846        496,026        780,256        873,849
                                                                         -------------  -------------  -------------  -------------
        Total electric generation and marketing revenue................      1,734,963      1,739,222      3,364,396      3,255,915
   Oil and gas production and marketing revenue
      Oil and gas sales................................................             --          1,034             --          2,016
      Sales of purchased gas for hedging and optimization..............        456,920        481,971        877,216        834,708
                                                                         -------------  -------------  -------------  -------------
        Total oil and gas production and marketing revenue.............        456,920        483,005        877,216        836,724
   Mark-to-market activities, net......................................          2,874        (22,605)          (657)       (10,086)
   Other revenue.......................................................         31,200         15,781         52,447         36,803
                                                                         -------------  -------------  -------------  -------------
           Total revenue...............................................      2,225,957      2,215,403      4,293,402      4,119,356
                                                                         -------------  -------------  -------------  -------------
Cost of revenue:
   Electric generation and marketing expense
      Plant operating expense..........................................        201,855        204,583        384,104        370,249
      Transmission purchase expense....................................         19,807         14,651         40,681         31,078
      Royalty expense..................................................          8,143          6,951         18,473         12,833
      Purchased power expense for hedging and optimization.............        335,142        444,545        616,337        817,578
                                                                         -------------  -------------  -------------  -------------
        Total electric generation and marketing expense................        564,947        670,730      1,059,595      1,231,738
   Oil and gas operating and marketing expense
      Oil and gas operating expense....................................          1,124          2,076          2,925          3,986
      Purchased gas expense for hedging and optimization...............        486,082        453,922        899,341        814,409
                                                                         -------------  -------------  -------------  -------------
        Total oil and gas operating and marketing expense..............        487,206        455,998        902,266        818,395
   Fuel expense........................................................        913,531        899,292      1,807,839      1,676,077
   Depreciation, depletion and amortization expense....................        127,921        112,506        248,627        216,282
   Power plant impairment..............................................        106,155             --        106,155             --
   Operating lease expense.............................................         25,528         26,963         50,305         54,762
   Other cost of revenue...............................................         32,149         22,607         70,321         48,988
                                                                         -------------  -------------  -------------  -------------
           Total cost of revenue.......................................      2,257,437      2,188,096      4,245,108      4,046,242
                                                                         -------------  -------------  -------------  -------------
              Gross profit (loss)......................................        (31,480)        27,307         48,294         73,114
(Income) loss from unconsolidated investments..........................         (3,268)         2,085         (9,260)           972
Equipment cancellation and impairment cost.............................             --              7            (73)         2,367
Long-term service agreement cancellation charge........................         33,918             --         33,918             --
Project development expense............................................         52,821          4,030         61,541         11,748
Research and development expense.......................................          5,126          5,124         12,159          8,939
Sales, general and administrative expense..............................         68,993         54,283        122,627        102,932
                                                                         -------------  -------------  -------------  -------------
   Loss from operations................................................       (189,070)       (38,222)      (172,618)       (53,844)
Interest expense.......................................................        333,778        270,576        658,444        516,161
Interest (income)......................................................        (16,793)        (9,508)       (30,778)       (21,045)
Minority interest expense..............................................         10,172          4,724         20,786         13,159
(Income) from repurchase of various issuances of debt..................       (129,154)        (2,559)      (150,926)        (3,394)
Other expense (income), net............................................         25,765       (179,533)        20,805       (191,360)
                                                                         -------------  -------------  -------------  -------------
   Loss before benefit for income taxes................................       (412,838)      (121,922)      (690,949)      (367,365)
Benefit for income taxes...............................................       (134,862)       (48,211)      (233,591)      (143,218)
                                                                         -------------  -------------  -------------  -------------
   Loss before discontinued operations.................................       (277,976)       (73,711)      (457,358)      (224,147)
Discontinued operations, net of tax provision (benefit) of
 $1,433, $(12,393), $15,354 and $8,990.................................        (20,482)        45,013         (9,831)       124,257
                                                                         -------------  -------------  -------------  -------------
              Net loss.................................................  $    (298,458) $     (28,698) $    (467,189) $     (99,890)
                                                                         =============  =============  =============  =============
Basic and diluted loss per common share:
   Weighted average shares of common stock outstanding.................        449,183        417,357        448,391        416,332
   Loss before discontinued operations.................................  $       (0.62) $       (0.18) $       (1.02) $       (0.54)
   Discontinued operations, net of tax.................................  $       (0.04) $        0.11  $       (0.02) $        0.30
                                                                         -------------  -------------  -------------  -------------
              Net loss.................................................  $       (0.66) $       (0.07) $       (1.04) $       (0.24)
                                                                         =============  =============  =============  =============

                  The accompanying notes are an integral part of these
                      Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                   ------------------------------
                                                                                                        2005           2004
                                                                                                   --------------  --------------
                                                                                                           (In thousands)
                                                                                                            (Unaudited)
Cash flows from operating activities:
   Net loss.....................................................................................   $     (467,189) $      (99,890)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation, depletion and amortization (1).................................................          414,468         397,143
   Impairment charges...........................................................................          124,708              --
   Development cost write-off...................................................................           46,532              --
   Deferred income taxes, net...................................................................         (218,237)       (134,229)
   Gain on sale of assets.......................................................................              (50)       (117,871)
   Stock compensation expense...................................................................           11,973           9,766
   Foreign exchange gains.......................................................................           (1,751)         (4,832)
   Income from repurchase of various issuances
    of debt.....................................................................................         (150,926)         (3,394)
   Change in net derivative assets and liabilities..............................................           28,116          (9,541)
   Income from unconsolidated investments.......................................................           (9,420)         (1,788)
   Distributions from unconsolidated investments................................................           10,288          14,697
   Other........................................................................................           23,485          13,159
   Change in operating assets and liabilities, net of effects of acquisitions:
   Accounts receivable..........................................................................           57,674        (176,433)
   Other current assets.........................................................................           21,282           9,796
   Other assets.................................................................................          (42,242)        (36,222)
   Accounts payable and accrued expense.........................................................         (112,927)        235,725
   Other liabilities............................................................................           24,957         (84,093)
                                                                                                   --------------  --------------
      Net cash provided by (used in) operating activities.......................................         (239,259)         11,993
                                                                                                   --------------  --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment...................................................         (539,561)       (795,403)
   Disposals of property, plant and equipment...................................................            3,652         172,223
   Disposal of subsidiary.......................................................................               --          85,412
   Acquisitions, net of cash acquired...........................................................               --        (187,614)
   Advances to unconsolidated investments.......................................................               --          (4,088)
   Project development costs....................................................................           (8,208)        (16,324)
   Sale of collateral securities................................................................               --          93,963
   (Increase) decrease in restricted cash.......................................................         (433,212)        452,377
   Decrease in notes receivable.................................................................              616           6,012
   Other........................................................................................           18,078          26,051
                                                                                                   --------------  --------------
   Net cash used in investing activities........................................................         (958,635)       (167,391)
                                                                                                   --------------  --------------
Cash flows from financing activities:
   Borrowings from notes payable and lines of credit............................................            4,298          95,536
   Repayments of notes payable and lines of credit..............................................          (98,538)       (220,059)
   Borrowings from project financing............................................................          524,944       3,472,517
   Repayments of project financing..............................................................         (138,162)     (2,896,887)
   Repayments and repurchases of senior notes...................................................         (402,176)        (56,219)
   Repurchase of convertible senior notes.......................................................              (15)       (586,926)
   Proceeds from issuance of convertible senior notes...........................................          650,000         250,000
   Proceeds from preferred interests (2)........................................................          415,000         100,000
   Proceeds from prepaid commodity contract (3).................................................          265,667              --
   Financing and transaction costs..............................................................          (80,346)       (124,089)
   Other........................................................................................          (15,951)        (13,104)
                                                                                                   --------------  --------------
   Net cash provided by financing activities....................................................        1,124,721          20,769
                                                                                                   --------------  --------------
Effect of exchange rate changes on cash and cash equivalents....................................           (8,897)        (13,146)
Net decrease in cash and cash equivalents including
 discontinued operations cash...................................................................          (82,070)       (147,775)
Reclassification of change in discontinued operations cash to
 current assets held for sale...................................................................              255          10,582
                                                                                                   --------------  --------------
   Net decrease in cash and cash equivalents....................................................         (81,815)       (137,193)
                                                                                                   --------------  --------------
Cash and cash equivalents, beginning of period..................................................          718,023         962,108
Cash and cash equivalents, end of period........................................................   $      636,208  $      824,915
                                                                                                   ==============  ==============
Cash paid during the period for:
   Interest, net of amounts capitalized.........................................................   $      607,236  $      399,736
   Income taxes.................................................................................   $       20,316  $       21,621
------------

(1)  Includes  depreciation  and  amortization  that is also  charged  to sales,
     general  and  administrative   expense  and  to  interest  expense  in  the
     Consolidated Condensed Statements of Operations.

(2)  Relates to the $260.0 million  Calpine Jersey II and $155.0 million Metcalf
     offerings  of  redeemable   preferred   securities,   see  Note  7  of  the
     accompanying notes.

(3) Relates to the Deer Park Energy Center prepaid commodity contract, see Note 9 of the accompanying notes for more information.

Schedule of non-cash investing and financing activities:

     2005 Issuance of 27.5 million shares of common stock in exchange for $94.3 million in principal amount at maturity of 2014 Convertible Notes

     2004 Acquired the remaining 50% interest in the Aries power plant for $3.7 million cash and $220.0 million of assumed liabilities, including debt of $173.2 million.

     2004 Issuance of 20.1 million  shares of common stock in exchange for $20.0 million par value of HIGH TIDES I preferred securities and $75.0 million par value of HIGH TIDES II preferred securities.

     2004 Capital lease entered into for the King City facility for an initial asset balance of $114.9 million.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

1.   Organization and Operations of the Company

     Calpine Corporation, a Delaware corporation, and subsidiaries (collectively, "Calpine" or the "Company") is engaged in the generation of electricity predominantly in the United States of America and Canada. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. The Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, pipelines, geothermal steam fields and geothermal power generation facilities in the United States of America. On July 7, 2005, the Company completed the sale of substantially all of its remaining oil and gas exploration and production assets. In Canada, the Company has ownership interests in, and operates, gas-fired power generation facilities. In Mexico, Calpine is a joint venture participant in a gas-fired power generation facility under construction. At June 30, 2005, the Company owned and operated a gas-fired power cogeneration facility in the United Kingdom, but sold this facility on July 28, 2005. The Company markets electricity produced by its generating facilities to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. The Company offers to third parties energy procurement, liquidation and risk management services, combustion turbine component parts and repair and maintenance services world-wide. The Company also provides engineering, procurement, construction management, commissioning and O&M services.

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

     Reclassifications -- Certain prior years' amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the 2005 presentation. This includes a reclassification to separately disclose transmission sales revenue (formerly in other revenue). The 2004 amounts have also been restated for discontinued operations. See Note 8 for more information. In addition, the Company had certain reclassifications on its Consolidated Condensed Statement of Cash Flows to conform to the 2005 presentation.

     Use of Estimates in Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets (including the carrying value of projects in development, construction, and operation), provision for income taxes, fair value calculations of derivative instruments and associated reserves, capitalization of interest, impairment assessments, primary beneficiary determination for the Company's investments in VIEs, the outcome of pending litigation and estimates of oil and gas reserve quantities used to calculate depletion, depreciation and impairment of oil and gas property and equipment (prior to the July 2005 disposition).

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

     The Company has certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed subsidiaries is limited to the operations of the respective projects. At June 30, 2005, and December 31, 2004, $253.3 million and $284.4 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements. In addition, at June 30, 2005 and December 31, 2004, $56.8 million and $232.4 million, respectively, of the Company's cash and cash equivalents was held in bank accounts outside the United States.

     Effective Tax Rate -- For the three months ended June 30, 2005, the effective rate from continuing operations decreased to 32.7% as compared to 39.5% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the effective tax rate was 33.8% and 39.0%, respectively. The tax rates on continuing operations for the quarter and six months ended June 30, 2004, have been restated to reflect the reclassification to discontinued operations of certain tax expense related to the sale of the Company's remaining oil and gas reserves and Saltend. See Note 8 for more information on discontinued operations. This effective tax rate on continuing operations is based on the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

     Preferred Interests -- As outlined in SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company classifies preferred interests that embody obligations to transfer cash to the preferred interest holder, in short-term and long-term debt. These instruments require the Company to make priority distributions of available cash, as defined in each preferred interest agreement, representing a return of the preferred interest holder's investment over a fixed period of time and at a specified rate of return in priority to certain other distributions to equity holders. The return on investment is recorded as interest expense under the interest method over the term of the priority period.

     Long-Lived Assets and Impairment Evaluation -- In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the impairment of long-lived assets, including construction and development projects by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The significant assumptions that the Company uses in its undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, and the expected pricing for those commodities and the resultant spark spreads in the various regions where the Company generates. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. Certain of the Company's generating assets are located in regions with depressed demands and market spark spreads. The Company's forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve. There can be no assurance that this will occur. See Note 5 for more information on the impairment charge recorded in the period ended June 30, 2005, related to the Morris facility, which was sold in July 2005.

     Stock-Based Compensation -- On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123 as amended by SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by APB Opinion No. 25 could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provides two additional transition options to report the change in accounting principle--the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and EPS as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements. The adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net loss and loss per share for the three and six months ended June 30, 2005 and 2004, had the Company applied the accounting provisions of SFAS No. 123 to its financial statements in years prior to adoption of SFAS No. 123 on January 1, 2003 (in thousands, except per share amounts):

                                                                                  Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                             --------------------------- ---------------------------
                                                                                   2005          2004          2005          2004
                                                                             ------------- ------------- ------------- -------------
Net loss
   As reported.............................................................  $   (298,458)  $   (28,698)  $  (467,189)  $   (99,890)
   Pro Forma...............................................................      (298,885)      (29,974)     (467,934)     (102,813)
Loss per share data:
   Basic and diluted loss per share
   As reported.............................................................  $      (0.66)  $     (0.07)  $     (1.04)  $     (0.24)
   Pro Forma...............................................................         (0.67)        (0.07)        (1.04)        (0.25)
Stock-based compensation cost included in net loss, as reported............  $      2,815   $     3,499   $     7,104   $     6,080
Stock-based compensation cost included in net loss, pro forma..............         3,242         4,775         7,849         9,003

New Accounting Pronouncements

  SFAS No. 123-R

     In  December  2004,  FASB  issued SFAS No. 123  (revised  2004)  ("SFAS No.
123-R"), "Share Based Payments." This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions), which must be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period). The statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require or may require settlement by issuing the entity's equity shares or other equity instruments.

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

     Adoption of SFAS No. 123-R is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position, due to the Company's prior adoption of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" on January 1, 2003. SFAS No. 148 allowed companies to adopt the fair-value-based method for recognition of compensation expense under SFAS No. 123 using prospective application. Under that transition method, compensation expense was recognized in the Company's Consolidated Statement of Operations only for stock-based compensation granted after the adoption date of January 1, 2003. Furthermore, as we have chosen the multiple option approach in recognizing compensation expense associated with the fair value of each option granted, nearly 94% of the total fair value of the stock option is recognized by the end of the third year of the vesting period, and therefore remaining compensation expense associated with options granted before January 1, 2003, is expected to be immaterial.

  SFAS No. 128-R

     FASB is expected to revise SFAS No. 128, "Earnings Per Share" to make it consistent with International Accounting Standard No. 33, "Earnings Per Share," so that EPS computations will be comparable on a global basis. This new guidance is expected to be issued by the end of 2005 and will require restatement of prior periods diluted EPS data. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted EPS. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company's ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder's option, in cash or shares. Under the revised guidance, FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require a presumption of share settlement when calculating diluted EPS. The Company's 2023 Convertible Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion under certain limited events of default, including but not limited to a bankruptcy-related event of default. Additionally, the 2023 Convertible Notes include a provision allowing the Company to meet a put with either cash or shares of stock. However, the Company's 2015 Convertible Notes allow for share settlement of the principal only in the case of certain bankruptcy-related events of default. Therefore, a presumption of share settlement is not required for this instrument. The revised guidance, if not amended before final issuance, would increase the potential dilution to the Company's EPS, particularly when the price of the Company's common stock is low, since the more dilutive of calculations would be used considering both:

     o normal conversion assuming a combination of cash and variable number of shares; and

     o conversion during certain limited events of default assuming 100% shares at the fixed conversion rate, or, in the case of 2023 Convertible Notes, meeting a put entirely with shares of stock.

  SFAS No. 151

     In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires those items to be recognized as a current-period charge regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

  SFAS No. 153

     In December 2004, FASB issued SFAS, No. 153 "Exchanges of Nonmonetary Assets." This standard eliminates the exception in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. It requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance (as defined). A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     The new standard will not apply to the transfers of interests in assets in exchange for an interest in a joint venture and amends SFAS No. 66, "Accounting for Sales of Real Estate" to clarify that exchanges of real estate for real estate should be accounted for under APB Opinion No. 29. It also amends SFAS No. 140, to remove the existing scope exception relating to exchanges of equity method investments for similar productive assets to clarify that such exchanges are within the scope of SFAS No. 140 and not APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

  SFAS No. 154

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective beginning after December 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

  EITF Issue No. 03-13

     At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations." This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company has applied the model outlined in EITF Issue No. 03-13 in its evaluation of the September 2004 sale of the Canadian and Rockies oil and gas reserves and the July 2005 sale of its remaining oil and gas reserves and the July 2005 sale of the Saltend facility in determining whether or not the cash flows related to these components have been or will be permanently eliminated from the ongoing operations of the Company.

3.   Strategic Initiative

     The Company's ability to capitalize on growth opportunities and to service the debt it incurred to construct and operate its current fleet of power plants is dependent on the continued availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. To date, the Company has obtained cash from its operations; borrowings under credit facilities; issuances of debt, equity, trust preferred securities, convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; prepayments received for power sales; contract monetizations; and project financings. The Company has utilized this cash to fund its operations, service, or repay or refinance debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support its hedging, balancing, optimization and trading activities, and meet its other cash and liquidity needs.

     Access to capital has been restricted since late 2001. While the Company has been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than in the past. In particular, the senior working capital facilities and term loan financings entered into, and the majority of the debt securities offered and sold by the Company in this period have been secured by certain of the Company's assets and subsidiary equity interests. The Company has also provided security to support prepaid commodity transactions. In the aggregate, the average interest rate on the Company's new debt instruments, especially on debt incurred to refinance existing debt, has been higher. The terms of financing available now and in the future may not be attractive to the Company. The timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of the Company's control.

     At June 30, 2005, the Company had negative working capital of $555.1 million which is due to $2.2 billion of debt, preferred interests and notes payable being due within the next twelve months, $1.6 billion of which is due by December 31, 2005. In addition, the Company has significant near-term maturities of debt in periods subsequent to the next twelve months (see Note 7 for further discussion of future maturities and other matters impacting the Company's debt). Cash flow used in operating activities during the six-month period ended June 30, 2005 was $239.3 million and is expected to continue to be negative at least for the near term and possibly longer. On June 30, 2005, our cash and cash equivalents on hand totaled $0.6 billion (see Note 2). The current portion of restricted cash totaled $1.0 billion, including $402.5 million which was used to redeem the HIGH TIDES III preferred securities in July of 2005.

     Satisfying all obligations under the Company's outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months and potentially thereafter presents the Company with several challenges as cash requirements (including refinancing obligations) are expected to exceed the sum of cash on hand permitted to be used to satisfy such requirements and cash from operations. Accordingly, the Company has in place a strategic initiative which includes possible sales or monetizations of certain of its assets. Whether the Company will have sufficient liquidity will depend, in part, on the success of that program. No assurance can be given that the program will be successful. If it is not successful, additional asset sales, refinancings, monetizations and other items beyond those included in the strategic initiative would likely need to be taken, depending on market conditions. The Company's ability to reduce debt will also depend on its ability to repurchase debt securities through open market transactions and the principal amount of debt able to be repurchased will be contingent upon market prices and other factors. Even if the program is successful, there can be no assurance that the Company will be able to continue work on its projects in development and suspended construction that have not successfully obtained project financing, and it could possibly incur substantial impairment losses as a result. In addition, even if the program is successful, until there are significant sustained improvements in spark spreads, the Company expects that it will not have sufficient cash flow from operations to repay all of its indebtedness at maturity or to fund its other liquidity needs. The Company expects that it will need to extend or refinance all or a portion of its indebtedness on or before maturity. While the Company currently believes that it will be successful in repaying, extending or refinancing all of its indebtedness on or before maturity, there can be no assurance that it will be able to do so or that the terms of any such refinancing will be attractive.

     The Company endeavors to improve its financial strength. On May 25, 2005, the Company announced a strategic initiative aimed at:

     o Optimizing the value of the Company's core North American power plant portfolio by selling certain power and natural gas assets to reduce debt and lower annual interest cost, and to increase cash flow in future periods. At June 30, 2005, the Company had pending asset sales, including the sale of Saltend in the United Kingdom (which was completed July 28, 2005), its interests in up to eight additional gas-fired power plants in the United States (two of which were completed in July and August 2005) and its remaining oil and natural gas assets (which was completed on July 7, 2005). See Notes 8 and 15.

     o Taking actions to decrease operating and maintenance costs and lowering fuel costs to improve the operating performance of the Company's power plants, which would boost operating cash flow and liquidity. In addition, the Company is considering temporarily shutting down certain power plants with negative cash flow, until market conditions warrant starting back up, to further reduce costs. See Note 15 for a discussion of the restructuring of certain of the Company's LTSAs.

     o Reducing Calpine's collateral requirements. The Company and a financial institution are discussing a business venture that the Company anticipates would lower collateral requirements and enhance the Company's third party customer business.

     o Reducing total debt through the initiatives listed above by more than $3 billion by the end of 2005 from debt levels at March 31, 2005, which the Company estimates would provide $275 million of annual interest savings. As noted above, the cash and other consideration needed to reduce debt by that amount will be a function of the market value of debt repurchased in open market transactions and other factors.

     As a complement to the Company's strategic initiative program, the Company desires to expand its third party combustion turbine component parts and repair and maintenance services business.

     While there can be no assurance that the Company will be successful in achieving the goals of this strategic initiative and meeting our financing obligations, progress in the quarter ended June 30, 2005, included the following:

     o Repurchased in open market transactions $479.8 million in principal amount of its outstanding debt. The securities, which were trading at a discount to par value, were repurchased for $337.9 million in cash plus accrued interest. The Company recorded a $137.5 million gain as a result of these repurchases after write-off of unamortized deferred financing costs and unamortized discounts. See Note 7 for more information.

     o Received funding for Metcalf's $155.0 million offering of 5.5-Year Redeemable Preferred Shares and five-year, $100.0 million Senior Term Loan. A portion of the net proceeds was used to repay $50.0 million outstanding on the original Metcalf project financing, with the remaining net proceeds to be used as permitted by the company's existing indentures. See Note 7 for more information.

     o Received funding for its $123.1 million, non-recourse project finance facility to complete the construction of the 79.9-MW Bethpage Energy Center 3. Approximately $55 million of the funding was used to reimburse the Company for costs spent to date on the project. An additional amount of $11.2 million will be released to the Company upon satisfying certain conditions. The balance of funds will be used for transaction expenses, the final completion of the project and to fund certain reserve accounts.

     o Issued $650.0 million in principal amount of 2015 Convertible Notes in June 2005. The Company, in July 2005, used a portion of the net proceeds to redeem the $517.5 million in principal amount of 5% HIGH TIDES III preferred securities, of which $115.0 million was held by the Company. The Company used the remaining net proceeds to repurchase a portion of the outstanding principal amount of its 8 1/2% Senior Notes due 2011. See Notes 7 and 11 for more information.

     o    Repurchased  $94.3  million in  principal  amount at  maturity of 2014
          Convertible Notes in exchange for 27.5 million shares of Calpine common stock. The Company recorded a pre-tax loss of $7.9 million on the exchange, which includes the write-off of the associated unamortized deferred financing costs and unamortized original issue discount. See Note 7 for more information.

     Additionally, subsequent to June 30, 2005, the Company completed the following transactions (see Note 15 for a further discussion of subsequent events):

     o Sold all of its remaining domestic oil and gas exploration and production properties and assets for $1.05 billion, less adjustments, transaction fees and expenses, and less approximately $75 million to reflect the value of certain oil and gas properties for which the Company was unable to obtain consents to assignment prior to closing. The Company expects to receive the remaining consents in the near future.

     o Completed the sale of Saltend, a 1,200-MW power plant located in Hull, England, generating total gross proceeds of $862.5 million. Of this amount, $647.1 million was used to redeem the $360.0 million Two-Year Redeemable Preferred Shares issued by the Company's Calpine Jersey I subsidiary on October 26, 2004, and the $260.0 million Redeemable Preferred Shares issued by the Company's Calpine Jersey II subsidiary on January 31, 2005, including interest and early termination fees of $16.3 million and $10.8 million, respectively. As described further in
          Note 12, certain bondholders filed a lawsuit concerning the use of the remaining proceeds from the sale of Saltend.

     o Sold its 50% interest in the 175-MW Grays Ferry power plant to an affiliate of TNAI for $37.4 million. Previously, in the second quarter of 2005, the Company recorded an impairment charge of $18.5 million related to its interest.

     o Completed the sale of its 156-MW Morris power plant for $84.5 million. Previously, in the second quarter of 2005, the Company recorded a $106.2 million impairment charge related to this facility.

     o Purchased $138.9 million of its First Priority Notes under the terms of a tender offer.

     o Announced a 15-year Master Products and Services Agreement with GE, which is expected to lower operating costs in the future. As a result of nine GE LTSA cancellations during the quarter, the Company recorded $33.1 million in charges.

     o Signed an agreement with Siemens Westinghouse to restructure the long-term relationship, which the Company expects will afford it additional flexibility to self-perform maintenance work in the future.

     The Company is considering the sale of additional assets including the Ontelaunee Energy Center and the Philadelphia Water Works Plant. These additional sales could lead to additional material impairment charges or losses upon sale.

     The sale of assets to reduce debt and lower annual interest costs is expected to materially lower the Company's revenues, spark spread and gross profit (loss) and the final mix of assets actually sold will determine the degree of impact on operating results. While lowering debt, the accomplishment of the strategic initiative program, in and of itself, will likely not lead to improvement in certain measures of interest and principal coverage without significant improvement in market conditions. The amount of offsetting future interest savings will be a function of the principal amunt of debt repurchased and the amount that the Company will spend to reduce debt will depend on the market price of such debt and other factors , and the final net future earnings impact of the initiatives is still uncertain.

4.   Available-for-Sale Debt Securities

     On September 30, 2004, the Company repurchased $115.0 million in par value of HIGH TIDES III preferred securities for cash of $111.6 million. Due to the deconsolidation of Calpine Capital Trust III, the issuer of the HIGH TIDES III preferred securities,upon the adoption of FIN 46 as of December 31, 2003, and the terms of the underlying convertible debentures issued by Calpine to the Trust, the repurchased HIGH TIDES III preferred securities could not be offset against the convertible subordinated debentures and are accounted for as available-for-sale securities. On July 13, 2005, the Company completed the redemption of all of the outstanding HIGH TIDES III preferred securities and of the underlying convertible debentures. Accordingly, the HIGH TIDES III preferred securities repurchased by the Company are no longer outstanding. See Note 15 for more information. The Company has classified the HIGH TIDES III preferred securities held by the Company at June 30, 2005, in the Consolidated Condensed Balance Sheet as "Other current assets" at fair market value at June 30, 2005, with the difference from their repurchase price recorded in OCI (in thousands):

                                                                                               Gross
                                                                                            Unrealized
                                                                                          Gains in Other
                                                                              Repurchase   Comprehensive
                                                                               Price (1)      Income             Fair Value
                                                                              ----------  --------------  --------------------------
                                                                                                            June 30,    December 31,
                                                                                                             2005          2004
                                                                                                          ------------  ------------
HIGH TIDES III preferred securities........................................    $ 110,592      $  4,523      $ 115,115     $ 111,550
----------

(1) The repurchase price is shown net of all of the accrued interest. The repurchased amount was $111.6 million less $1.0 million of accrued interest.


5.  Property, Plant and Equipment, Net and Capitalized Interest

      As of June 30, 2005, and December 31, 2004, the components of property, plant and equipment, net, stated at cost less accumulated depreciation and depletion are as follows (in thousands):

                                                                                                      June 30,        December 31,
                                                                                                        2005              2004
                                                                                                  ---------------    -------------
Buildings, machinery, and equipment............................................................    $   16,439,332    $  15,214,698
Pipelines......................................................................................            87,543           90,625
Geothermal properties..........................................................................           476,137          474,869
Other..........................................................................................           210,628          208,614
                                                                                                   --------------    -------------
                                                                                                       17,213,640       15,988,806
Less: accumulated depreciation and depletion...................................................        (1,834,485)      (1,476,335)
                                                                                                   --------------    -------------
                                                                                                       15,379,155       14,512,471
Land...........................................................................................            97,633          104,972
Construction in progress.......................................................................         3,529,183        4,321,977
                                                                                                   --------------    -------------
Property, plant and equipment, net.............................................................    $   19,005,971       18,939,420
                                                                                                   ==============    =============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at June 30, 2005 (in thousands):

                                                                                             Equipment      Project
                                                                      # of                  Included in   Development    Unassigned
                                                                    Projects      CIP           CIP          Costs        Equipment
                                                                    --------  -----------   -----------   -----------    ----------
Projects in active construction (1)..............................       6     $ 1,327,127   $   428,249   $        --    $       --
Projects in suspended construction...............................       3       1,133,480       394,505            --            --
Projects in advanced development.................................      12         832,021       644,630       109,516            --
Projects in suspended development................................       3         217,805        10,026        24,826            --
Projects in early development....................................       2              --            --         8,952            --
Other capital projects...........................................      NA          18,750            --            --            --
Unassigned equipment.............................................      NA              --            --            --        67,508
                                                                              -----------   -----------   ------------   ----------
   Total construction and development costs......................             $ 3,529,183   $ 1,477,410   $    143,294   $   67,508
                                                                              ===========   ===========   ============   ==========
------------

(1) There were a total of six consolidated projects in active construction at June 30, 2005. Additionally, the Company has one project that is recorded in unconsolidated investments and is not included in the table above.

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

     Projects in Active Construction -- Two of the projects in active construction came on line in July 2005 and the other four projects in active construction are projected to come on line from November 2005 to November 2007. These projects will bring on line approximately 1,827 MW of base load capacity (2,058 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At June 30, 2005, the total projected costs to complete these projects was $633.5 million and the estimated funding requirements to complete these projects, net of expected project financing proceeds, was approximately $23.7 million.

     Projects in Suspended Construction -- Work and capitalization of interest on the three projects in suspended construction has been suspended or delayed due to current market conditions. These projects would bring on line approximately 1,769 MW of base load capacity (2,035 MW with peaking capacity). The Company expects to finance the remaining $338.0 million projected costs to complete these projects if and when construction resumes.

     Projects in Advanced Development -- There were 12 projects in advanced development at June 30, 2005. These projects would bring on line approximately 4,976 MW of base load capacity (6,335 MW with peaking capacity). Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on four projects for which development activities are substantially complete but construction will not commence until a PPA and financing are obtained. One of the projects in advanced development, Inland Empire Energy Center, was sold to a third party subsequent to June 30, 2005. See Note 15 for more information regarding this sale. The estimated cost to complete the projects in advanced development other than Inland Empire Energy Center, was approximately $2.9 billion at June 30, 2005. The Company's current plan is to finance these project costs as PPAs are arranged.

     Suspended Development Projects -- Due to current electric market conditions, the Company has ceased capitalization of additional development costs and interest expense on three development projects on which work has been suspended. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to their recoverable value. During the quarter ended June 30, 2005, the Company determined to abandon its development efforts on three of six projects is suspended development and recorded $45.5 million to the "Project development expense" line item of the Consolidated Condensed Statements of Operations. The three remaining projects in suspended development would bring on line approximately 865 MW of base load capacity (1,055 MW with peaking capacity). The estimated cost to complete these projects is approximately $563.1 million.

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

     Other Capital Projects -- Other capital projects primarily consist of enhancements to operating power plants, pipelines and geothermal resource and facilities development, as well as software developed for internal use.

     Unassigned Equipment -- As of June 30, 2005, the Company had made progress payments on four turbines and other equipment with an aggregate carrying value of $67.5 million. This unassigned equipment is classified on the Consolidated Condensed Balance Sheet as "Other assets" because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services.

     Capitalized  Interest  --  The  Company  capitalizes  interest  on  capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)." The Company's qualifying assets include CIP, certain pipelines under development, geothermal properties under construction, certain costs for information systems development, construction costs related to unconsolidated investments in power projects under construction, advanced stage development costs, as well as such above mentioned assets classified as held for sale. For the three months ended June 30, 2005 and 2004, the total amount of interest capitalized was $64.2 million, and $102.2 million, respectively, including $11.8 million and $15.4 million, respectively, of interest incurred on funds borrowed for specific construction projects and $52.4 million and $86.8 million, respectively, of interest incurred on general corporate funds used for the advanced stages of development and construction. For the six months ended June 30, 2005 and 2004, the total amount of interest capitalized was $134.4 million and $210.7 million, respectively, including $22.5 million and $34.0 million, respectively, of interest incurred on funds borrowed for specific construction projects and $111.8 million and $176.7 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three and six months ended June 30, 2005, reflects the completion of construction for several power plants, the suspension of certain of the Company's development and construction projects, and a reduction in the Company's development and construction program in general.

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

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment held for use is impaired. However, during the six months ended June 30, 2004, the Company recorded to the "Equipment cancellation and impairment cost" line of the Consolidated Condensed Statement of Operations $2.4 million in net losses in connection with equipment cancellations, and it may incur further losses should it decide to cancel more equipment contracts or sell unassigned equipment in the future. In the event the Company were unable to obtain PPAs or project financing and suspension or abandonment were to result, the Company could suffer substantial impairment losses on such projects.

     Based on an evaluation of the probability-weighted expected future cash flows (considering continuing to own and operate the Morris Power Plant or consummating the sale transaction with Diamond) at June 30, 2005, the Company determined that the carrying amount of the facility was impaired. As a result, during the quarter ended June 30, 2005, the Company recorded to the "Power plant impairment" line of the Consolidated Condensed Statement of Operations a $106.2 million impairment charge. Subsequent to June 30, 2005, the Company entered in an agreement to sell the facility, located in Illinois to Diamond for approximately $84.5 million in cash. See Note 15 for more information on this sale.

     See Note 6 for a discussion of the impairment charge in connection with the Grays Ferry power plant and Note 3 for a discussion of potential additional material impairment charges arising from the possible sale of additional assets.

6.   Unconsolidated Investments

     The Company's unconsolidated investments are integral to its operations. The Company's joint venture investments were evaluated under FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" as amended, to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that Acadia PP, Valladolid III Energy Center (Valladolid), Grays Ferry, Whitby and AELLC were VIEs, in which the Company held a significant variable interest. However, all of the entities except for Acadia PP met the definition of a business and qualified for the business scope exception provided in paragraph 4(h) of FIN 46-R, and consequently were not subject to the VIE consolidated model. Further, based on a qualitative and quantitative assessment of the expected variability in Acadia PP, the Company was not the Primary Beneficiary. Consequently, the Company continues to account for its joint venture investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FIN 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)." However, in the fourth quarter of 2004, the Company changed from the equity method to the cost method to account for its investment in AELLC as discussed below.

     Acadia PP is the owner of a 1,210-MW electric wholesale generation facility, Acadia Energy Center, located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss from its equity investment at June 30, 2005, was limited to the book value of its investment of approximately $216.1 million, plus any loss that may accrue from a tolling agreement between Acadia PP and CES.

     Compania de Generacion Valladolid S. de R.L. de C.V. partnership is the owner of Valladolid III Energy Center, a 525-MW, natural gas-fired energy center currently under construction at Valladolid, Mexico in the Yucatan Peninsula. The facility will deliver electricity to CFE under a 25-year power sales agreement. The project is a joint venture between the Company, Mitsui, and Chubu, both headquartered in Japan. The Company owns 45% of the entity while Mitsui and Chubu each own 27.5%. Construction began in May 2004 and the project is expected to achieve commercial operation in the summer of 2006. The Company's maximum potential exposure to loss at June 30, 2005, was limited to the book value of its investment of approximately $80.7 million.

     Grays Ferry is the owner of a 175-MW gas-fired cogeneration facility, located in Pennsylvania and is a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogen America, now called Calpine Cogen, in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. On July 8, 2005, the Company completed the sale of the Grays Ferry power plant, in which it held 50% interest, for $37.4 million. The Company recorded an $18.5 million impairment charge in the quarter ended June 30, 2005, due to the imminent sale of Grays Ferry. Net proceeds from the sale of Grays Ferry will be used to reduce debt and as permitted by the Company's indentures. This transaction did not qualify as a discontinued operation under the guidance of SFAS 144, which specifically excludes equity method investments from its scope, unless the investment is part of a larger disposal group.

     Whitby is the owner of a 50-MW gas-fired cogeneration facility, located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at June 30, 2005, was limited to the book value of its investment of approximately $42.6 million.

     AELLC is the owner of a 136-MW gas-fired cogeneration facility, Androscoggin Energy Center, located in Maine and is a joint venture between the Company, and affiliates of Wisvest Corporation and IP. The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen, in October 2000. The AELLC joint venture was part of the portfolio of assets owned by SkyGen. On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. The Company recorded its $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy, the Company has lost significant influence and control of the project and has adopted the cost method of accounting for its investment in AELLC. Also, in December 2004 the Company determined that its investment in AELLC, including outstanding notes receivable and O&M receivable, was impaired and recorded a $5.0 million impairment reserve. The facility had third-party debt of $63.4 million outstanding as of December 31, 2004, primarily consisting of $60.3 million in construction debt. The debt was non-recourse to Calpine Corporation. On April 12, 2005, AELLC sold three fixed-price gas contracts to Merrill Lynch Commodities Canada, ULC, and used a portion of the proceeds to pay down its remaining construction debt. As of June 30, 2005, the facility had third-party debt outstanding of $3.1 million. See
Note 12 for an update on this investment.

     The following investments are accounted for under the equity method except for Androscoggin Energy Center, which is accounted for under the cost method (in thousands):

                                                                                          Ownership        Investment Balance at
                                                                                        Interest as of  ---------------------------
                                                                                           June 30,       June 30,     December 31,
                                                                                             2005           2005          2004
                                                                                        --------------  -------------  ------------
Acadia Energy Center.................................................................        50.0%      $    216,134   $    214,501
Valladolid III Energy Center.........................................................        45.0%            80,721         77,401
Grays Ferry Power Plant..............................................................        50.0%            36,900         48,558
Whitby Cogeneration (1)..............................................................        15.0%            42,624         32,528
Androscoggin Energy Center (2).......................................................        32.3%                --             --
Other................................................................................           --               132            120
                                                                                                        ------------   ------------
   Total unconsolidated investments..................................................                   $    376,511   $    373,108
                                                                                                        ============   ============
----------

(1) Whitby is owned 50% by the Company but a 70% economic share in the Company's ownership interest has been effectively transferred to CPLP through a loan from CPLP to the Company's entity which holds the investment interest in Whitby.

(2)  Excludes certain Notes Receivable.

     The third-party debt on the books of the unconsolidated investments is not reflected on the Company's balance sheet. At June 30, 2005, and December 31, 2004, third party investee debt was approximately $200.2 million and $133.9 million, respectively. Of these amounts, $3.1 million and $63.4 million, respectively, relate to the Company's investment in AELLC, for which the cost method of accounting was used. In addition, $45.2 million and $44.3 million, respectively, relate to the Company's investment in Grays Ferry, which the Company sold subsequent to June 30, 2005. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $84.8 million and $46.6 million for the respective periods. These amounts include the Company's share for AELLC of $1.0 million and $20.5 million, respectively, and for Grays Ferry of $22.6 million and $22.2 million, respectively. All such debt is non-recourse to the Company. The increase in investee debt between periods is primarily due to borrowings for the Valladolid III Energy Center currently under construction.

     The  following  details  the  Company's  income  and   distributions   from
unconsolidated investments (in thousands):

                                                                                  Income (Loss) from
                                                                                    Unconsolidated
                                                                                      Investments                Distributions
                                                                             -------------------------   -------------------------
                                                                                        For the Six Months Ended June 30,
                                                                             -----------------------------------------------------
                                                                                 2005          2004          2005          2004
                                                                             -----------   -----------   -----------   -----------
Acadia Energy Center......................................................   $     8,975   $    6,913    $    7,343    $    8,454
Aries Power Plant.........................................................            --       (4,089)           --            --
Grays Ferry Power Plant...................................................          (739)      (2,060)           --            --
Whitby Cogeneration.......................................................         1,278          709         2,747         1,515
Calpine Natural Gas Trust.................................................            --           --            --         4,586
Androscoggin Energy Center................................................            --       (2,945)           --            --
Other.....................................................................          (254)           7           198           142
                                                                             ------------  ----------    ----------    ----------
   Total..................................................................   $     9,260   $   (1,465)   $   10,288    $   14,697
                                                                             ============  ==========    ==========    ==========
Interest income on notes receivable from power projects (1)...............   $        --   $      493
                                                                             -----------   ----------
   Total..................................................................   $     9,260   $     (972)
                                                                             ===========   ==========
------------

(1) At June 30, 2005, and December 31, 2004, notes receivable from power projects represented an outstanding loan to AELLC, in the amounts of $4.0 million and $4.0 million, after impairment reserves, respectively.

     The Company provides for deferred taxes on its share of earnings.

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

     The related party balances as of June 30, 2005 and December 31, 2004, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions for the three and six months ended June 30, 2005, and 2004, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                                      June 30,     December 31,
                                                        2005           2004
                                                    ------------   ------------
Accounts receivable............................       $   386         $   765
Accounts payable...............................            30           9,489
Note receivable................................         4,037           4,037
Other receivables..............................           435              --


                                                        2005           2004
                                                    ------------   ------------
For the Three Months Ended June 30,
Revenue........................................       $    33         $    91
Cost of revenue................................        19,669          31,373
Interest income................................            --             259

For the Six Months Ended June 30,
Revenue........................................       $         67    $   913
Cost of revenue................................        54,858          64,119
Interest income................................            --             493
Gain on sale of assets.........................            --           6,240


7.   Debt

     Issuance of Mandatorily Redeemable Preferred Interest -- On June 20, 2005, the Company's indirect subsidiary Metcalf, consummated the sale of $155.0 million of 5.5-Year Redeemable Preferred Shares priced at LIBOR plus 900 basis points. The proceeds will ultimately be used as permitted by the Company's existing bond indentures. Concurrent with the closing of the sale of the Redeemable Preferred Shares, Metcalf entered into a five-year, $100.0 million senior term loan at LIBOR plus 300 basis points. Proceeds from the senior term loan were used to refinance all outstanding indebtedness under the existing $100.0 million non-recourse construction credit facility. The remaining portion will be used to pay fees and expenses related to the transaction, and as otherwise permitted by the Company's existing bond indentures. The Redeemable Preferred Shares were offered in the United States in a private placement transaction pursuant to Regulation D under the Securities Act.

     Senior Note Repurchases -- During the three months ended June 30, 2005, the Company repurchased Senior Notes in open market transactions totaling $479.8 million in principal. The Company repurchased the Senior Notes for cash totaling $337.9 million plus accrued interest as follows (in thousands):

Senior Notes                                           Principal    Cash Payment
------------                                         ------------- -------------
10 1/2% due 2006...................................  $     3,485.0 $     2,753.2
7 5/8% due 2006....................................        1,335.0       1,041.3
8 3/4 %  due 2007..................................        3,000.0       1,665.0
8 1/2%  due 2008...................................       25,500.0      18,297.5
7 3/4%  due 2009...................................       35,000.0      20,865.0
8 5/8% due 2010....................................       37,468.0      24,077.4
8 1/2%  due 2011...................................      374,000.0     269,154.8
                                                     ------------- -------------
   Total repurchases...............................  $   479,788.0 $   337,854.2
                                                     ============= =============

     For the three months ended June 30, 2005, the Company recorded an aggregate pre-tax gain of $129.2 million on the above debt repurchases and equity for debt exchange after the write-off of unamortized deferred financing costs and unamortized discounts.

     3(a)(9)  Equity for Debt Exchange -- On June 28, 2005,  the Company  issued
27.5 million unregistered shares of its common stock, par value $.001, in exchange for $94.3 million in aggregate principal amount at maturity of 2014 Convertible Notes pursuant to the exemption afforded by Section 3(a)(9) under the Securities Act. At June 30, 2005, approximately $641.7 million in aggregate principal amount at maturity of the 2014 Convertible Notes remain outstanding. No commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange. The Company recorded a pre-tax loss of $7.9 million on the exchange, which includes write-off of the associated unamortized deferred financing cost and unamortized original issue discount.

     Issuance of Contingent Convertible Senior Notes -- On June 23, 2005, the Company closed its public offering of $650 million of 2015 Convertible Notes. The Company used a portion of the net proceeds to repurchase $302.5 million of the outstanding principal amount of its 8 1/2% Senior Notes due 2011 (included in Senior Notes repurchase amounts above). The Company used the remaining net proceeds of $402.5 million towards the redemption in full of its HIGH TIDES III preferred securities in July 2005. See Note 15 for discussion of the Company's redemption of its HIGH TIDES III preferred securities and related redemption of the underlying convertible debentures payable to Calpine Capital Trust III classified as a current liability as of June 30, 2005.

     The 2015 Convertible Notes are convertible, at the option of holder, into cash and into shares of Calpine common stock at a conversion rate of approximately 250 shares per $1,000 of principal amount, subject to applicable adjustments. Conversion is subject to a common stock price condition where the Company's common stock is trading for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs at more than 120% of the conversion price per share of the common stock in effect on that 30th trading day. Conversion is also subject to a trading price condition where during the five trading day period after any five consecutive trading day period in which the trading price of $1,000 principal amount of the notes for each day of such five-day period was less than 95% of the product of the closing sale price of our common stock price on that day multiplied by the conversion rate. Holders of the 2015 Convertible Notes have a limited amount of time to convert their notes once a conversion condition has been achieved. Generally, upon conversion, the Company is required to deliver the par value of the 2015 Convertible Notes in cash and any additional conversion value based upon market prices for Calpine common stock at the time of conversion. However, in certain bankruptcy-related events of default the Company is required to deliver the par value of the 2015 Convertible Notes in Calpine common stock. For a summary of the theoretical maximum additional shares potentially issuable under our contingent convertible notes, see Note 11.

     If a conversion event were to occur under any of the Company's contingent convertible notes, the outstanding principal amount due under these notes would effectively become a demand note during the conversion window and such outstanding principal amount would be reflected as a current liability on the Company's consolidated balance sheet. In addition, if a conversion event were to occur and contingent convertible notes were tendered for conversion, provisions of the Company's outstanding indentures may require the Company to refinance such tendered notes in order to comply with the conversion obligations.

     Closing of Project Finance Facility -- On June 30, 2005, the Company closed on a $123.1 million, non-recourse project finance facility that will provide funding to complete the construction of the 79.9-MW Bethpage Energy Center 3 in Hicksville, N.Y. The Company has a 20-year power contract with the Long Island Power Authority for the power plant's full capacity and related energy and ancillary services beginning in July 2005. The loan facility is comprised of a 20-year Senior Loan, totaling $108.5 million, at a fixed rate of 6.13%, and a 15-year Junior Loan of $14.6 million at a fixed rate of 7.94%. The Company has received approximately $55 million for costs spent to date on the project. An additional amount of $11.2 million will be released to the Company upon satisfying certain conditions. Remaining amounts available under the project loan facility will be used to fund transaction expenses, the final completion of the project and certain reserve accounts.

     Annual Debt Maturities -- The annual principal repayments or maturities of notes payable and borrowings under lines of credit, convertible debentures payable to Calpine Capital Trust III, preferred interests, capital lease obligation, CCFC I financing, CalGen/CCFC II financing, construction/project financing, convertible notes, and senior notes and term loans, as of June 30, 2005, are as follows (in thousands):

July through December 2005.....................................  $    1,556,598
2006...........................................................       1,141,244
2007...........................................................       1,833,163
2008...........................................................       2,183,040
2009...........................................................       1,635,920
Thereafter.....................................................      10,502,943
                                                                 --------------
Total debt.....................................................      18,852,908
(Discount) / Premium...........................................        (191,891)
                                                                 --------------
   Total.......................................................  $   18,661,017
                                                                 ==============

                                                                                          Due             Due              Total
                                                                                   July - December   January - July       Current
                                                                                         2005            2006              Debt (1)
                                                                                   ---------------   --------------   -------------
                                                                                                     (In thousands)
Senior Notes Due 2005...........................................................    $     186,050    $         --     $     186,050
Senior Notes Due 2006...........................................................               --         259,455           259,455
Calpine Jersey II preferred shares..............................................          260,000              --           260,000
Other scheduled debt maturities.................................................          173,048         173,434           346,482
Estimated debt repurchase obligation............................................          420,000         192,000           612,000
Convertible debentures to Calpine Capital Trust III.............................          517,500              --           517,500
                                                                                    -------------    ------------     -------------
                                                                                    $   1,556,598    $    624,889     $   2,181,487
                                                                                    =============    ============     =============
----------

(1) Excludes net discounts of $1,951.0 million.

     See Note 15 for discussion of the Company's redemption of its outstanding convertible debentures payable to Calpine Capital Trust III classified as a current liability as of June 30, 2005.

     Indenture and Debt and Lease Covenant Compliance -- The covenants in certain of the Company's debt agreements currently impose restrictions on its activities, including those discussed below:

     Certain of the Company's indentures place conditions on its ability to issue indebtedness if the Company's interest coverage ratio (as defined in those indentures) is below 2:1. Currently, the Company's interest coverage ratio (as so defined) is below 2:1 and, consequently, the Company generally would not be allowed to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness and (ii) non-recourse debt and preferred equity interests issued by the Company's subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition costs and expenses. In addition, if and so long as the Company's interest coverage ratio is below 2:1, the Company's ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments will be limited. Moreover, certain of the Company's indentures will prohibit any further investments in non-subsidiary affiliates if and for so long as its interest coverage ratio (as defined therein) is below 1.75:1 and, as of June 30, 2005, such interest coverage ratio was below 1.75:1. The Company currently does not expect this limitation on its ability to make investments in non-subsidiary affiliates to have a material impact on its business.

     Certain of the Company's indebtedness issued in the last half of 2004 was incurred in reliance on provisions in certain of its existing indentures pursuant to which the Company is able to incur indebtedness if, after giving effect to the incurrence and the repayment of other indebtedness with the proceeds therefrom, the Company's interest coverage ratio (as defined in those indentures) is greater than 2:1. In order to satisfy the interest coverage ratio requirement in connection with certain debt securities issued in 2004, the proceeds of such issuances are required to be used to repurchase or redeem other existing indebtedness. While the Company completed a substantial portion of such repurchases during the fourth quarter of 2004 and the first six months of 2005, it is still in the process of completing the required amount of repurchases and expects to do so as soon as practicable. While the amount that the Company will be required to spend to repurchase the applicable remaining principal amount of such indebtedness will ultimately depend on the market prices of the Company's outstanding indebtedness at the time the indebtedness is repurchased, the Company estimates that, as of June 30, 2005, as adjusted for market conditions and financial covenant calculations, the Company would be required to spend approximately $184.0 million on additional repurchases in order to fully satisfy this requirement. If the market price of the Company's outstanding indebtedness were to change substantially from current market prices, the amount that the Company would be required to spend to repurchase the same principal amount of such indebtedness could be significantly different from the amounts currently estimated. The principal amount of the indebtedness required to be repurchased has been classified as Senior Notes, current portion, on the Company's Consolidated Condensed Balance Sheet as of June 30, 2005. Subsequent to June 30, 2005, the Company satisfied a portion of such requirement such that, as of July 31, 2005, the Company's estimate, adjusted as described above, is that it would be required to spend approximately $182.0 million on additional repurchases.

     When the Company or one of its subsidiaries sells a significant asset or issues preferred equity, the Company's indentures generally require that the net proceeds of the transaction be used to make capital expenditures or to repurchase or repay certain types of indebtedness, in each case within 365 days of the closing date of the transaction. This general requirement contains certain customary exceptions and, in the case of certain assets, including the gas portion of the Company's oil and gas assets sold in July 2005, that are defined as "designated assets" under some of the Company's indentures, there are additional provisions that apply to the sale of these assets as discussed further below. In light of these requirements, and taking into account the amount of capital expenditures currently budgeted for the remainder of 2005 and forecasted for 2006, the Company anticipates that subsequent to June 30, 2005, it will need to use a total of approximately $427.0 million of the net proceeds from the three series of preferred equity issued by subsidiaries of the Company, to repurchase or repay indebtedness. Accordingly, this amount of long-term debt has been reclassified as Senior Notes, current portion, on the Company's Consolidated Condensed Balance Sheet as of June 30, 2005. The actual amount of the net proceeds that will be required to be used to repurchase or repay debt will depend upon the actual amount of the net proceeds that is used to make capital expenditures, which may be more or less than the amount currently budgeted and/or forecasted.

     In addition, the net proceeds from the asset sales completed after June 30, 2005, will similarly be subject to the asset sale provisions of the Company's indentures, and the Company anticipates that, on the basis described above, in connection with the asset sales that have been completed after June 30, 2005
(including the sale of Saltend), an additional $343.1 million will need to be used to make qualifying capital expenditures and/or repurchase or repay indebtedness. As described further in Note 12, certain bondholders filed a lawsuit concerning the use of the proceeds from the sale of the Saltend. In connection with that lawsuit, the net proceeds from that sale, after the redemption of two series of redeemable preferred securities, are currently subject to an order of the Court in that matter requiring such proceeds to be held at or in the control of CCRC.

     As noted above, the Company's oil and gas assets were sold on July 7, 2005, with the gas component of such sale constituting "designated assets" under certain of the Company's indentures. These indentures require the Company to make an offer to purchase its First Priority Notes with the net proceeds of a sale of designated assets not otherwise applied in accordance with the other permitted uses under such indentures. Accordingly, the Company made an offer to purchase the First Priority Notes in June 2005. The offer to purchase expired on July 8, 2005, and the Company purchased, with proceeds of the sale of the gas assets, $138.9 million in principal amount of the First Priority Notes tendered in connection with the offer to purchase. The Company may use the remaining net proceeds of $708.5 million arising from the sale of its gas assets to acquire new natural gas and/or geothermal energy assets permitted to be acquired under such indentures, and a portion of such remaining net proceeds have been so applied. However, there can be no assurance that the Company would be successful in identifying or acquiring any additional new assets on acceptable terms or at all. If the Company does not, within 180 days of receipt of the net proceeds from the sale of its gas assets, use all of the remaining net proceeds to acquire such new assets, and/or to repurchase or repay (through open market or privately negotiated transactions, tender offers or otherwise) any or all of the $646.1 million aggregate principal amount of First Priority Notes remaining outstanding after consummation of the offer to purchase (either of which actions the Company may, but is not required, to take), then the Company will, to the extent that the remaining net proceeds from the sale exceed $50.0 million, be required under the terms of its Second Priority Secured Debt Instruments to make an offer to purchase its outstanding second priority senior secured indebtedness up to the amount of the remaining net proceeds.

     In connection with several of our subsidiaries' lease financing transactions (Agnews, Geysers, Pasadena, Broad River, RockGen, and South Point) the insurance policies we have in place do not comply in every respect with the insurance requirements set forth in the financing documents. The Company has requested from the relevant financing parties, and is expecting to receive, waivers of this noncompliance. While failure to have the required insurance in place is listed in the financing documents as an event of default, the financing parties may not unreasonably withhold their approval of the Company's waiver request so long as the required insurance coverage is not reasonably available or commercially feasible, and a report is delivered from the Company's insurance consultant to that effect. The Company has delivered the required insurance consultant reports to the relevant financing parties and therefore anticipates that the necessary waivers will be executed shortly.

     In connection with the sale/leaseback transaction of Agnews, the Company has not fully complied with covenants pertaining to the operations and maintenance agreement, which noncompliance is technically an event of default. The Company is in the process of addressing this by seeking the lessor's approval to renew and extend the operations and maintenance agreement for the Agnews facility.

     In connection with the sale/leaseback transaction of Calpine Monterey Cogeneration, Inc., the Company has not fully complied with covenants pertaining to amendments to gas and power purchase agreements, which noncompliance is technically an event of default. The Company is in the process of addressing this by seeking a consent and waiver.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the indentures and credit agreement governing the various tranches of the Company's Second Priority Secured Debt Instruments. The Company has designated certain of its subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." The Company has designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second Priority Secured Debt Instruments.

8.   Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements as of June 30, 2005, due to reclassifications to discontinued operations to reflect the sales or "held for sale" designations of the assets sold or to be sold.

Oil and Gas Production and Marketing

     On September 1, 2004, the Company, together with Calpine Natural Gas L.P., a Delaware limited partnership, completed the sale of its Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represented approximately 120 Bcfe of proved gas reserves, producing approximately 16.3 Mmcfe per day of gas. Under the terms of the agreement, Calpine received net cash payments of approximately $218.7 million, and recorded a pre-tax gain of approximately $103.7 million.

     On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represented approximately 221 Bcfe of proved reserves, producing approximately 61 Mmcfe per day. Included in this sale was the Company's 25% interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 Mmcfe per day of production owned by CNGT. In accordance with SFAS No. 144, the Company's 25% equity method investment in CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, Calpine received cash payments of approximately Cdn$808.1 million, or approximately US$626.4 million. Calpine recorded a pre-tax gain of approximately $104.5 million on the sale of these Canadian assets net of $20.1 million in foreign exchange losses recorded in connection with the settlement of forward contracts entered into to preserve the US dollar value of the Canadian proceeds.

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

     The Company believes that all final terms of the gas purchase agreements described above are on a market value and arm's length basis. If the Company elects in the future to exercise a call option over production from the disposed components, the Company will consider the call obligation to have been met as if the actual production delivered to the Company under the call was from assets other than those constituting the disposed components.

     On June 29, 2005, the Company, along with its subsidiaries, Calpine Gas Holdings LLC and Calpine Fuels Corporation, announced that it had entered into a Purchase and Sale Agreement with Rosetta, pursuant to which the Company would sell substantially all of its remaining domestic oil and gas exploration and production properties and assets to Rosetta for $1.05 billion, less certain transaction fees and expenses. The sale closed on July 7, 2005. See Note 15 for further discussion.

     In connection with the sale of the oil and gas assets to Rosetta, the Company entered into a two-year gas purchase agreement expiring on December 31, 2009, for 100% of the production of the Sacramento basin, which represents approximately 44% of the reserve assets sold to Rosetta. The Company will pay the prevailing current market index price for all amounts acquired under the agreement. The Company believes the gas purchase agreement was negotiated on an arm's length basis and represents fair value for the production. Therefore, the agreement does not provide the Company with significant influence over the buyer's ability to realize the economic risks and rewards of owning the assets.

     While the transaction closed in July 2005, the Company had met the criteria necessary to classify the assets and liabilities as held for sale under SFAS 144 as of June 30, 2005. Consequently, as of June 30, 2005, the assets and liabilities related to the oil and gas assets sold are reflected in the Consolidated Condensed Balance Sheet as current and long-term assets and liabilities held for sale.

Electric Generation and Marketing

     On January 15, 2004, the Company completed the sale of its 50% undivided interest in the 545-MW Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the LCRA. Under the terms of the agreement, Calpine received a cash payment of $148.6 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 MW of electricity through December 31, 2004. At December 31, 2003, the Company's undivided interest in the Lost Pines facility was classified as "held for sale" and identified by balance sheet caption in the Summary section below.

     On May 31, 2005, the Company announced that it had agreed to sell Saltend for a total sale price of approximately 490 million British pounds (approximately $906 million at the time of the announcement), plus adjustments for working capital that were estimated to be approximately $19 million at the time of the announcement. The sale subsequently closed on July 28, 2005, generating total gross proceeds of $862.5 million, $14.5 million of which related to the estimated working capital adjustments. See Note 15 for further information related to the closing of the sale. As described further in Note 12, certain bondholders filed a lawsuit concerning the remaining use of the proceeds from the sale of Saltend. While the transaction closed in July 2005, as of June 30, 2005, the Company had met the criteria necessary to classify the assets and liabilities related to Saltend as held for sale under SFAS No. 144. These assets and liabilities are reflected in the June 30, 2005 Consolidated Condensed Balance Sheet as current and long-term assets and liabilities held for sale and identified by balance sheet caption in the Summary section below.

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of these oil and gas and Saltend assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

     The table below presents the assets and liabilities held for sale by segment as of June 30, 2005 (in thousands).

                                                                                                    June 30, 2005
                                                                                --------------------------------------------------
                                                                                  Electric          Oil and Gas
                                                                                 Generation         Production
                                                                                and Marketing      and Marketing         Total
                                                                                -------------     --------------     -------------
Assets
   Cash and cash equivalents..................................................  $      65,150     $           --     $      65,150
   Accounts receivable, net...................................................         28,102                 --            28,102
   Inventories................................................................          4,860                 --             4,860
   Prepaid expenses...........................................................         20,371                 --            20,371
                                                                                -------------     --------------     -------------
      Total current assets held for sale......................................        118,483                 --           118,483
   Property, plant and equipment..............................................      1,008,042            606,098         1,614,140
   Other assets...............................................................         15,415                886            16,301
                                                                                -------------     --------------     -------------
        Total long-term assets held for sale..................................  $   1,023,457     $      606,984     $   1,630,441
                                                                                =============     ==============     =============

Liabilities
   Accounts payable...........................................................  $      38,223     $           --     $      38,223
   Current derivative liabilities.............................................        140,441                 --           140,441
   Other current liabilities..................................................          7,208              1,757             8,965
                                                                                -------------     --------------     -------------
      Total current liabilities held for sale.................................        185,872              1,757           187,629
   Deferred income taxes, net of current portion..............................        100,242                 --           100,242
   Long-term derivative liabilities...........................................         28,380                 --            28,380
   Other liabilities..........................................................         16,829              8,602            25,431
                                                                                -------------     --------------     -------------
        Total long-term liabilities held for sale.............................  $     145,451     $        8,602     $     154,053
                                                                                =============     ==============     =============

                                                                                                 December 31, 2004
                                                                                --------------------------------------------------
                                                                                  Electric          Oil and Gas
                                                                                 Generation         Production
                                                                                and Marketing      and Marketing         Total
                                                                                -------------     --------------     -------------
Assets
   Cash and cash equivalents..................................................  $      65,404     $           --     $      65,404
   Accounts receivable, net...................................................         49,147                 --            49,147
   Inventories................................................................          5,088                 --             5,088
   Prepaid expenses...........................................................         14,307                 --            14,307
                                                                                -------------     --------------     -------------
      Total current assets held for sale......................................        133,946                 --           133,946
   Property, plant and equipment..............................................      1,090,454            606,520         1,696,974
   Other assets...............................................................         20,826                924            21,750
                                                                                -------------     --------------     -------------
        Total long-term assets held for sale..................................  $   1,111,280     $      607,444     $   1,718,724
                                                                                =============     ==============     =============

Liabilities
   Accounts payable...........................................................  $      31,342     $           --     $      31,342
   Current derivative liabilities.............................................          8,935                 --             8,935
   Other current liabilities..................................................         30,925              1,265            32,190
                                                                                -------------     --------------     -------------
      Total current liabilities held for sale.................................         71,202              1,265            72,467
   Deferred income taxes, net of current portion..............................        135,985                 --           135,985
   Long-term derivative liabilities...........................................         10,367                 --            10,367
   Other liabilities..........................................................         18,693              8,384            27,077
                                                                                -------------     --------------     -------------
        Total long-term liabilities held for sale.............................  $     165,045     $        8,384     $     173,429
                                                                                =============     ==============     =============

     The tables below presents significant components of the Company's income from discontinued operations for the three and six months ended June 30, 2005 and 2004, respectively, (in thousands).

                                                                                      Three Months Ended June 30, 2005
                                                                      ------------------------------------------------------------
                                                                         Electric       Oil and Gas     Corporate
                                                                        Generation      Production         and
                                                                      and Marketing   and Marketing       Other          Total
                                                                      -------------   -------------    -----------   -------------
Total revenue.......................................................  $    111,849    $     11,081     $       --    $    122,930
                                                                      ============    ============     ==========    ============
Gain on disposal before taxes.......................................  $         --    $         --     $       --    $         --
Operating income (loss) from discontinued operations before taxes...       (29,394)         10,345             --         (19,049)
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations before taxes....................  $    (29,394)   $     10,345     $       --    $    (19,049)
Income tax provision (benefit)......................................        (2,513)          3,946             --           1,433
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations, net of tax.....................  $    (26,881)   $      6,399     $       --    $    (20,482)
                                                                      ============    ============     ==========    ============


                                                                                      Three Months Ended June 30, 2004
                                                                      ------------------------------------------------------------
                                                                         Electric       Oil and Gas     Corporate
                                                                        Generation      Production         and
                                                                      and Marketing   and Marketing       Other          Total
                                                                      -------------   -------------    -----------   -------------
Total revenue.......................................................  $     74,195    $     25,036     $       --    $     99,231
                                                                      ============    ============     ==========    ============
Gain on disposal before taxes.......................................  $         --    $         --     $       --    $         --
Operating income (loss) from discontinued operations before taxes...        (3,922)         36,542             --          32,620
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations before taxes....................  $     (3,922)   $     36,542     $       --    $     32,620
Income tax provision (benefit)......................................        (1,225)        (11,168)            --         (12,393)
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations, net of tax.....................  $     (2,697)   $     47,710     $       --    $     45,013
                                                                      ============    ============     ==========    ============


                                                                                       Six Months Ended June 30, 2005
                                                                      ------------------------------------------------------------
                                                                         Electric       Oil and Gas     Corporate
                                                                        Generation      Production         and
                                                                      and Marketing   and Marketing       Other          Total
                                                                      -------------   -------------    -----------   -------------
Total revenue.......................................................  $    246,323    $     21,840     $       --    $    268,163
                                                                      ============    ============     ==========    ============
Gain on disposal before taxes.......................................  $         --    $         --     $       --    $         --
Operating income (loss) from discontinued operations before taxes...       (21,313)         26,836             --           5,523
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations before taxes....................  $    (21,313)   $     26,836     $       --    $      5,523
Income tax provision (benefit)......................................         5,117          10,237             --          15,354
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations, net of tax.....................  $    (26,430)   $     16,599     $       --    $     (9,831)
                                                                      ============    ============     ==========    ============


                                                                                       Six Months Ended June 30, 2004
                                                                      ------------------------------------------------------------
                                                                         Electric       Oil and Gas     Corporate
                                                                        Generation      Production         and
                                                                      and Marketing   and Marketing       Other          Total
                                                                      -------------   -------------    -----------   -------------
Total revenue.......................................................  $    192,061    $     48,634     $       --    $    240,695
                                                                      ============    ============     ==========    ============
Gain on disposal before taxes.......................................  $     35,327    $         --     $       --    $     35,327
Operating income (loss) from discontinued operations before taxes...        34,670          63,250             --          97,920
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations before taxes....................  $     69,997    $     63,250     $       --    $    133,247
Income tax provision (benefit)......................................        22,877         (13,887)            --           8,990
                                                                      ------------    ------------     ----------    ------------
Income from discontinued operations, net of tax.....................  $     47,120    $     77,137     $       --    $    124,257
                                                                      ============    ============     ==========    ============

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

     Using the methodology above, the Company allocated specific interest expense to its remaining oil and gas properties for approximately $139 million of debt the Company was required to repurchase under the terms of its $785 million in principal amount of First Priority Notes. The total amount of interest expense allocated to the oil and gas segment for the three and six month periods ending June 30, 2005 and 2004 was $5.1 million, $9.9 million, $2.5 million and $4.7 million, respectively. The Company also allocated specific interest expense to the Saltend entities for the $620.0 million of preferred interest debt that the Company was required to redeem in connection with the sale of Saltend. The total amount of interest expense allocated to the electric generation segment for the three and six month periods ending June 30, 2005 and 2004 was $21.3 million, $38.9 million, $1.8 million and $4.0 million, respectively.

9.   Derivative Instruments

Summary of Derivative Values

     The table below reflects the amounts that are recorded as assets and liabilities at June 30, 2005, for the Company's derivative instruments (in thousands):

                                                                                                     Commodity
                                                                                   Interest Rate     Derivative          Total
                                                                                    Derivative      Instruments        Derivative
                                                                                    Instruments          Net          Instruments
                                                                                  --------------   --------------    --------------
Current derivative assets......................................................   $          --    $     383,914     $     383,914
Long-term derivative assets....................................................              --          714,409           714,409
                                                                                  -------------    -------------     -------------
   Total assets................................................................   $          --    $   1,098,323     $   1,098,323
                                                                                  =============    =============     =============
Current derivative liabilities.................................................   $     (17,915)   $    (483,556)    $    (501,471)
Long-term derivative liabilities...............................................         (57,821)        (948,122)       (1,005,943)
                                                                                  -------------    -------------     -------------
   Total liabilities...........................................................   $     (75,736)   $  (1,431,678)    $   1,507,414)
                                                                                  =============    =============     =============
   Net derivative liabilities..................................................   $     (75,736)   $    (333,355)    $    (409,091)
                                                                                  =============    =============     =============

     Of the Company's net derivative liabilities, $238.8 million and $41.4 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM, and the Company also records the net derivative assets of PCF in its balance sheet.

     On March 31, 2005, Deer Park, an indirect, wholly owned subsidiary of Calpine, entered into agreements to sell power to and buy gas from MLCI. The agreements cover 650 MW of Deer Park's capacity, and deliveries under the agreements began on April 1, 2005, and continue through December 31, 2010. To assure performance under the agreements, Deer Park granted MLCI a collateral interest in the Deer Park Energy Center. The power and gas agreements contain terms as follows:

Power Agreements

     Under the terms of the power agreements, Deer Park will sell power to MLCI at fixed and index prices with a discount to prevailing market prices at the time the agreements were executed. In exchange for the discounted pricing, Deer Park received an initial cash payment of $195.8 million, net of $17.3 million in transaction costs, and subsequently received additional cash payments of approximately $79.3 million as additional power transactions were executed with discounts to prevailing market prices during the second and third quarters of 2005. The cash received by Deer Park is sufficiently small compared to the amount that would be required to fully prepay for the power to be delivered under the agreements that the agreements have been determined to be derivatives in their entirety under SFAS No. 133. Of the $79.3 million of additional power transactions, additional cash payments of $51.8 million, net of transaction fees of $1.8 million was received as of June 30, 2005. The value of the derivative liability at June 30, 2005, was $283.8 million. As Deer Park makes power deliveries under the agreements, the liability will be satisfied and, accordingly, the derivative liability will be reduced, and Deer Park will record corresponding gains in income, supplementing the revenues recognized based on discounted pricing as deliveries take place. The upfront payments received by Deer Park from the transaction are recorded as cash flows from financing activity in accordance with guidance contained in SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 requires that companies present cash flows from derivatives that contain an "other-than-insignificant" financing element as cash flows from financing activities. Under SFAS No. 149, a contract that at its inception includes off-market terms, or requires an up-front cash payment, or both is deemed to contain an "other-than-insignificant" financing element.

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

Relationship of Net Derivative Assets or Liabilities to AOCI

     At any point in time, it is highly unlikely that total net derivative assets or liabilities will equal AOCI, net of tax from derivatives, for three primary reasons:

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

     Below is a reconciliation of the Company's net derivative liabilities to its accumulated other comprehensive loss, net of tax from derivative instruments at June 30, 2005 (in thousands):

Net derivative liabilities......................................................................................    $     (409,091)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness.............................           199,854
Cash flow hedges terminated prior to maturity...................................................................          (211,345)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges.....................           135,509
AOCI from unconsolidated investees..............................................................................            14,814
                                                                                                                    --------------
Accumulated other comprehensive loss from derivative instruments, net of tax (1)................................    $     (270,259)
                                                                                                                    ==============
----------

(1) Amount represents one portion of the Company's total AOCI balance. See Note 10 for further information.

     Presentation of Revenue Under EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" -- The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company's Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company's power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or "book out" the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted the purchases of $272.6 million and $322.0 million against sales in the quarters ended June 30, 2005, and June 30, 2004, respectively. The Company netted the purchases of $576.3 million and $692.5 million against sales in the six months ended June 30, 2005, and June 30, 2004, respectively.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FIN 39. For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and; (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of June 30, 2005.

                                                                                                              June 30, 2005
                                                                                                   --------------------------------
                                                                                                        Gross             Net
                                                                                                   --------------   ---------------
Current derivative assets......................................................................    $   1,546,977    $      383,914
Long-term derivative assets....................................................................        1,578,929           714,409
                                                                                                   -------------    --------------
   Total derivative assets.....................................................................    $   3,125,906    $    1,098,323
                                                                                                   =============    ==============
Current derivative liabilities.................................................................    $  (1,646,619)   $     (483,556)
Long-term derivative liabilities...............................................................       (1,812,642)         (948,122)
                                                                                                   -------------    --------------
   Total derivative liabilities................................................................    $  (3,459,261)   $   (1,431,678)
                                                                                                   =============    ==============
   Net commodity derivative liabilities........................................................    $    (333,355)   $     (333,355)
                                                                                                   =============    ==============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of unrealized mark-to-market gains (losses) on the Company's pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

                                                                        Three Months Ended June 30,
                                           -------------------------------------------------------------------------------------
                                                              2005                                      2004
                                           -----------------------------------------   -----------------------------------------
                                                Hedge       Undesignated                    Hedge       Undesignated
                                           Ineffectiveness   Derivatives     Total     Ineffectiveness   Derivatives    Total
                                           ---------------  ------------  ----------   ---------------  ------------  ----------
Natural gas derivatives (1)..............  $        (430)   $   (21,954)  $ (22,383)   $         317    $    (3,737)  $  (3,420)
Power derivatives (1)....................            734        (18,919)    (18,185)             666        (26,159)    (25,493)
Interest rate derivatives (2)............            808             --         808             (550)         5,939       5,389
                                           -------------    ------------  ---------    -------------    -----------   ---------
   Total.................................  $       1,112    $   (40,873)  $ (39,761)   $         433    $   (23,957)  $ (23,524)
                                           =============    ===========   =========    =============    ===========   =========

                                                                         Six Months Ended June 30,
                                           -------------------------------------------------------------------------------------
                                                              2005                                      2004
                                           -----------------------------------------   -----------------------------------------
                                                Hedge       Undesignated                    Hedge       Undesignated
                                           Ineffectiveness   Derivatives     Total     Ineffectiveness   Derivatives    Total
                                           ---------------  ------------  ----------   ---------------  ------------  ----------
Natural gas derivatives (1)..............  $         766    $   (36,422)  $ (35,656)   $       5,763    $    (3,102)  $   2,661
Power derivatives (1)....................           (304)         4,229       3,925              126        (36,645)    (36,519)
Interest rate derivatives (2)............            840             --         840             (948)         6,035       5,087
                                           -------------    -----------   ---------    -------------    -----------   ---------
   Total.................................  $       1,302    $   (32,193)  $ (30,891)   $       4,941    $   (33,712)  $ (28,771)
                                           =============    ===========   =========    =============    ===========   =========
------------

(1) Represents the unrealized portion of mark-to-market activity on gas and power transactions. The unrealized portion of mark-to-market activity is combined with the realized portions of mark-to-market activity and presented in the Consolidated Statements of Operations as "mark-to-market activities, net."

(2)  Recorded   within  "Other  Income"  in  the   Consolidated   Statements  of
     Operations.

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

                                                                                                       Three Months Ended June 30,
                                                                                                      -----------------------------
                                                                                                           2005          2004
                                                                                                      -------------   -------------
Natural gas and crude oil derivatives...............................................................  $    (11,483)   $     25,040
Power derivatives...................................................................................       (21,669)        (30,255)
Interest rate derivatives...........................................................................        (7,424)         (7,194)
Foreign currency derivatives........................................................................          (498)           (496)
                                                                                                      ------------    ------------
   Total derivatives................................................................................  $    (41,074)   $    (12,905)
                                                                                                      ============    ============

                                                                                                        Six Months Ended June 30,
                                                                                                      -----------------------------
                                                                                                           2005          2004
                                                                                                      -------------   -------------
Natural gas and crude oil derivatives...............................................................  $     17,317    $     25,233
Power derivatives...................................................................................       (39,441)        (43,023)
Interest rate derivatives...........................................................................       (13,905)         (9,966)
Foreign currency derivatives........................................................................        (1,001)         (1,012)
                                                                                                      ------------    ------------
   Total derivatives................................................................................  $    (37,030)   $    (28,768)
                                                                                                      ============    ============

     As of June 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 7 and 12 years, for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $268.8
million,  of  which  $168.8  relates  to  discontinued   operations,   would  be
reclassified from OCI into earnings during the twelve months ended June 30, 2006, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time (in thousands):

                                                                                                             2010 &
                                        2005          2006          2007          2008          2009          After        Total
                                   ------------- ------------- ------------- ------------- ------------- ------------- ------------
Gas OCI.........................   $     32,333  $    133,047  $    15,357   $    2,366    $     1,927   $     2,929   $   187,959
Power OCI.......................       (289,059)     (199,803)     (27,282)      (3,895)        (3,442)       (3,060)     (526,541)
Interest rate OCI...............         (6,894)      (11,428)      (8,262)      (6,757)        (5,666)      (23,493)      (62,500)
Foreign currency OCI............           (997)       (1,993)      (1,603)         (94)            --            --        (4,687)
                                   ------------  ------------  -----------   ----------    -----------    ----------   -----------
   Total pre-tax OCI............   $   (264,617) $    (80,177) $   (21,790)  $   (8,380)   $    (7,181)   $  (23,624)  $  (405,769)
                                   ============  ============  ===========   ==========    ===========    ==========   ===========

10.  Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income includes the Company's net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, unrealized gains and losses from available-for-sale securities which are marked to market, the Company's share of its equity method investee's OCI, and the effects of foreign currency translation adjustments. The Company reports AOCI in its Consolidated Balance Sheet. The tables below detail the changes during the six months ended June 30, 2005 and 2004 in the Company's AOCI balance and the components of the Company's comprehensive income (in thousands):

                                                                                                                      Comprehensive
                                                                                                                      Income (Loss)
                                                                                                            Total     for the Three
                                                                                                         Accumulated   Months Ended
                                                                               Available-    Foreign        Other     March 31, 2005
                                                                 Cash Flow     for-Sale     Currency    Comprehensive       and
                                                                   Hedges     Investments  Translation  Income (Loss)  June 30, 2005
                                                                 ---------    -----------  -----------  -------------  -------------
Accumulated other comprehensive income (loss)
 at January 1, 2005 ..........................................   $(140,151)     $    582     $249,080      $109,511
Net loss for the three months ended March 31, 2005 ...........                                                           $(168,731)
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges
     before reclassification adjustment during the
     three months ended March 31, 2005 .......................     (90,719)
    Reclassification adjustment for gain included in
     net loss for the three months ended March 31, 2005 ......      (4,044)
    Income tax benefit for the three months ended
     March 31, 2005 ..........................................      29,998
                                                                 ---------
                                                                   (64,765)                                 (64,765)       (64,765)
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for the
     three months ended March 31, 2005 .......................                     1,150
    Income tax provision for the three months ended
     March 31, 2005 ..........................................                      (451)
                                                                                --------
                                                                                     699                        699            699
    Foreign currency translation loss for the three months
     ended March 31, 2005 ....................................                                (12,830)      (12,830)       (12,830)
                                                                                             --------      --------      ---------
Total comprehensive loss for the three months ended
 March 31, 2005 ..............................................                                                           $(245,627)
                                                                                                                         =========
Accumulated other comprehensive income (loss) at
 March 31, 2005 ..............................................   $(204,916)     $  1,281     $236,250      $ 32,615
                                                                 =========      ========     ========      ========
Net loss for the three months ended June 30, 2005 ............                                                           $(298,458)
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges
     before reclassification adjustment during the
     three months ended June 30, 2005 ........................    (134,289)
    Reclassification adjustment for loss included in
     net loss for the three months ended June 30, 2005 .......      41,074
    Income tax benefit for the three months ended
     June 30, 2005 ...........................................      27,872
                                                                 ---------
                                                                   (65,343)                                 (65,343)       (65,343)
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for the
     three months ended June 30, 2005 ........................                     2,415
    Income tax provision for the three months ended
     June 30, 2005 ...........................................                      (947)
                                                                                --------
                                                                                   1,468                                     1,468
    Foreign currency translation loss for the three months
     ended June 30, 2005 .....................................                                (20,860)      (20,860)       (20,860)
                                                                                             --------      --------      ---------
Total comprehensive loss for the three months ended
 June 30, 2005 ...............................................                                                           $(383,193)
                                                                                                                         =========
Total comprehensive loss for the six months ended
 June 30, 2005 ...............................................                                                           $(628,820)
                                                                                                                         =========
Accumulated other comprehensive income (loss) at
 June 30, 2005 ...............................................   $(270,259)     $  2,749     $215,390      $(52,120)
                                                                 =========      ========     ========      ========

Accumulated other comprehensive income (loss) at
 January 1, 2004 .............................................   $(130,419)     $     --     $187,013      $ 56,594
Net loss for the three months ended March 31, 2004 ...........                                                           $ (71,192)
  Cash flow hedges:
    Comprehensive pre-tax gain on cash flow hedges
     before reclassification adjustment during the three
     months ended March 31, 2004 .............................       4,426
    Reclassification adjustment for loss included in
     net loss for the three months ended March 31, 2004 ......      15,863
    Income tax provision for the three months ended
     March 31, 2004 ..........................................      (7,224)
                                                                 ---------
                                                                    13,065                                   13,065         13,065
  Available-for-sale investments:
    Pre-tax gain on available-for-sale investments for the
     three months ended March 31, 2004 .......................                    19,526
    Income tax provision for the three months ended
     March 31, 2004 ..........................................                    (7,709)
                                                                                --------
                                                                                  11,817                     11,817         11,817
    Foreign currency translation gain for the three months
     ended March 31, 2004 ....................................                                  2,078         2,078          2,078
                                                                                             --------      --------      ---------
Total comprehensive loss for the three months ended
 March 31, 2004 ..............................................                                                           $ (44,232)
                                                                                                                         =========
Accumulated other comprehensive income (loss) at
 March 31, 2004 ..............................................   $(117,354)     $ 11,817     $189,091      $ 83,554
                                                                 =========      ========     ========      ========
Net loss for the three months ended June 30, 2004 ............                                                           $ (28,698)
  Cash flow hedges:
    Comprehensive pre-tax loss on cash flow hedges
     before reclassification adjustment during the three
     months ended June 30, 2004 ..............................     (54,514)
    Reclassification adjustment for loss included in
     net loss for the three months ended June 30, 2004 .......      12,905
    Income tax benefit for the three months ended
     June 30, 2004 ...........................................      13,369
                                                                 ---------
                                                                   (28,240)                                 (28,240)       (28,240)
  Available-for-sale investments:
    Pre-tax loss on available-for-sale investments for the
     three months ended June 30, 2004 ........................                   (19,762)
    Income tax benefit for the three months ended
     June 30, 2004 ...........................................                     7,802
                                                                                --------
                                                                                 (11,960)                   (11,960)       (11,960)
    Foreign currency translation loss for the three months
     ended June 30, 2004 .....................................                                (21,399)      (21,399)       (21,399)
                                                                                             --------      --------      ---------
Total comprehensive loss for the three months ended
 June 30, 2004 ...............................................                                                             (90,197)
                                                                                                                         ---------
Total comprehensive loss for the six months ended
 June 30, 2004 ...............................................                                                           $(134,429)
                                                                                                                         =========
Accumulated other comprehensive income (loss) at
 June 30, 2004 ...............................................   $(145,594)     $   (143)    $167,692      $ 22,055
                                                                 =========      ========     ========      ========


11.  Loss Per Share

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

                                                                                Periods Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                 -----------------------------------------   ---------------------------------------
                                                    Net Loss       Shares         EPS          Net Loss        Shares        EPS
                                                 -------------   ---------   -------------   -------------   ---------   -----------
THREE MONTHS:
Basic and diluted loss per common share:
   Loss before discontinued operations.......... $   (277,976)     449,183    $     (0.62)   $   (73,711)     417,357    $    (0.18)
   Discontinued operations, net of tax..........      (20,482)          --          (0.04)        45,013           --          0.11
                                                 ------------     --------    -----------    -----------     --------    ----------
      Net loss.................................. $   (298,458)     449,183    $     (0.66)   $   (28,698)     417,357    $    (0.07)
                                                 ============     ========    ===========    ===========     ========    ==========


                                                                                Periods Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                 -----------------------------------------   ---------------------------------------
                                                    Net Loss       Shares         EPS          Net Loss        Shares        EPS
                                                 -------------   ---------   -------------   -------------   ---------   -----------
SIX MONTHS:
Basic and diluted loss per common share:
   Loss before discontinued operations.......... $   (457,358)     448,391    $     (1.02)   $  (224,147)     416,332    $    (0.54)
   Discontinued operations, net of tax..........       (9,831)          --          (0.02)       124,257           --          0.30
                                                 ------------    ---------    -----------    -----------     --------    ----------
      Net loss.................................. $   (467,189)     448,391    $     (1.04)   $   (99,890)     416,332    $    (0.24)
                                                 ============    =========    ===========    ===========     ========    ==========

     The Company incurred losses before discontinued operations for the quarters ended June 30, 2005 and 2004. As a result, basic shares were used in the calculations of fully diluted loss per share for these periods, under the guidelines of SFAS No. 128 as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities, shares to be purchased under the Company's ESPP and unexercised employee stock options to purchase a weighted average of 10.8 million and 60.6 million shares of the Company's common stock were not included in the computation of diluted shares outstanding during the six months ended June 30, 2005 and 2004, respectively, because such inclusion would be antidilutive.

     For the three months ended June 30, 2005 and 2004, approximately 0.1 million and 4.0 million, respectively, weighted common shares of the Company's outstanding 2006 Convertible Senior Notes were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive.

     In connection with the convertible debentures payable to Calpine Capital Trust III, net of repurchases, for the quarters ended June 30, 2005 and 2004, there were 9.3 million and 11.9 million weighted average common shares potentially issuable, respectively, that were excluded from the diluted EPS calculation as their inclusion would be antidilutive. The convertible debentures were redeemed in full on July 13, 2005.

     For the quarters ended June 30, 2005 and 2004, under the new guidance of EITF 04-08 there were no shares potentially issuable and thus potentially included in the diluted EPS calculation under the Company's 2023 Convertible Notes, 2014 Convertible Notes and 2015 Convertible Notes issued in November 2003, September 2004 and June 2005, respectively, because the Company's closing stock price at each period end was below the conversion price. However, in future reporting periods where the Company's closing stock price is above the conversion price for any of these convertible instruments and the Company has income before discontinued operations and cumulative effect of a change in accounting principle, the maximum potential shares issuable under the conversion provisions of the notes would be as presented below. The actual number of potential shares will depend on the closing stock price at conversion.

     o 2023 Convertible Notes -- If the Company's closing stock price is above the instrument's conversion price of $6.50, a maximum of approximately 97.5 million shares would be included (if dilutive) in the diluted EPS calculation;

     o 2014 Convertible Notes -- If the Company's closing stock price is above the instrument's conversion price of $3.85, a maximum of approximately 166.7 million shares would be included (if dilutive) in the diluted EPS calculation;

     o 2015 Convertible Notes -- If the Company's closing stock price is above the instrument's conversion price of $4.00, a maximum of approximately 163.0 million shares would be included (if dilutive) in the diluted EPS calculation;

     For the quarter ended June 30, 2005, 1.2 million weighted average common shares of the Company's contingently issuable (unvested) restricted stock was excluded from the calculation of diluted EPS because the Company's closing stock price has not reached the price at which the shares vest, and, as discussed above, inclusion would have been anti-dilutive.

     In conjunction with the offering of the 2014 Convertible Notes, the Company entered into a ten-year Share Lending Agreement with DB London, under which the Company loaned DB London 89 million shares of newly issued Calpine common stock in exchange for a loan fee of $.001 per share and other consideration. The Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the EPS calculation.

     See Note 2 for a discussion of the potential impact of SFAS No. 128-R on the calculation of diluted EPS.

12.  Commitments and Contingencies

Turbines

     The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the last turbine to be delivered as well as payment required for the potential cancellation costs of the remaining 30 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 30 turbines.

                                                                 Units to Be
            Year                                   Total          Delivered
--------------------------                     --------------    -----------
                                               (In thousands)
July through December 2005..................    $   18,383            1
2006........................................         4,862           --
2007........................................         2,332           --
2008........................................         2,699           --
                                                ----------          ---
   Total....................................    $   28,276            1
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

     Securities Class Action Lawsuits. Beginning on March 11, 2002, fifteen securities class action complaints were filed in the U.S. District Court for the Northern District of California against Calpine and certain of its employees, officers, and directors. All of these actions were ultimately assigned to Judge Saundra Brown Armstrong, and Judge Armstrong ordered the actions consolidated for all purposes on August 16, 2002, as In re Calpine Corp. Securities Litigation, Master File No. C 02-1200 SBA. There is currently only one claim remaining from the consolidated actions: a claim for violation of Section 11 of the Securities Act. The Court has dismissed all of the claims brought under
Section 10(b) of the Securities Exchange Act of 1934 with prejudice.

     On October 17, 2003, the then-lead plaintiffs filed the third amended complaint ("TAC"), which alleges violations of Section 11 of the Securities Act by Calpine, Peter Cartwright, Ann B. Curtis and Charles B. Clark, Jr. The TAC alleges that the registration statement and prospectuses for Calpine's 2011 Notes contained materially false or misleading statements about the factors that caused the power shortages in California in 2000-2001 and the resulting increase in wholesale energy prices. The lead plaintiff in this action contends that the true but undisclosed cause of the energy crisis is that Calpine and other power producers were engaging in physical and economic withholding of electricity. Lead plaintiff moved for certification of a class consisting of all who purchased Notes between February 8, 2001 and January 27, 2003. On June 10, 2005, the Court held a hearing on the motion for class certification, and denied the motion without prejudice. Lead plaintiff asked for, and received, leave to file a brief on June 24, 2005 to attempt to demonstrate why a class should be certified, and what its parameters should be. Defendant responded to that brief on July 8, 2005. The parties are awaiting Judge Armstrong's ruling.

     The Court has set a November 7, 2005, trial date. Fact discovery was closed on August 1, 2005. We consider the lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. This case is a Section 11 case brought as a class action on behalf of purchasers in Calpine's April 2002 stock offering. This case was filed in San Diego County Superior Court on March 11, 2003, but defendants won a motion to transfer the case to Santa Clara County. Defendants in this case are Calpine, Peter Cartwright, Ann
B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. Plaintiff is the Hawaii Fund.

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

     There is no trial date in this action. The next scheduled court hearing will be a case management conference on January 10, 2006, at which time the court may set a trial date. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, James Phelps filed a class action complaint in the Northern District of California, alleging claims under the ERISA. On May 19, 2003, a nearly identical class action complaint was filed in the Northern District by Lenette Poor-Herena. The parties agreed to have both of the ERISA actions assigned to Judge Armstrong, who oversees the above-described federal securities class action and the Gordon derivative action (see below). On August 20, 2003, pursuant to an agreement between the parties, Judge Armstrong ordered that the two ERISA actions be consolidated under the caption, In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA (the "ERISA Class Action"). Plaintiff James Phelps filed a consolidated ERISA complaint on January 20, 2004 ("Consolidated Complaint"). Ms. Poor-Herena is not identified as a plaintiff in the Consolidated Complaint.

     The Consolidated Complaint defines the class as all participants in, and beneficiaries of, the Plan for whose accounts investments were made in Calpine stock during the period from January 5, 2001 to the present. The Consolidated Complaint names as defendants Calpine, the members of its Board of Directors, the Plan's Advisory Committee and its members (Kati Miller, Lisa Bodensteiner, Rick Barraza, Tom Glymph, Patrick Price, Trevor Thor, Bob McCaffrey, and Bryan Bertacchi), signatories of the Plan's Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002 (Pamela J. Norley and Marybeth Kramer-Johnson, respectively), an employee of a consulting firm hired by the Plan (Scott Farris), and unidentified fiduciary defendants.

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

     Defendants moved to dismiss the Consolidated Complaint. Judge Armstrong granted the motion and dismissed three of the four claims with prejudice. The remaining claim, for misrepresentation, was dismissed with leave to amend.
Plaintiff filed a Consolidated Amended Complaint on June 3, 2005. The Consolidated Amended Complaint names as defendants Calpine Corporation and the members of the Advisory Committee for the Plan. Defendants have filed motions to dismiss the Consolidated Amended Complaint, which are currently scheduled for hearing on September 13, 2005. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

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

     International Paper Company v. Androscoggin Energy LLC. In October 2000, IP filed a complaint against AELLC alleging that AELLC breached certain contractual representations and warranties arising out of an Amended ESA by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The steam price paid by IP under the ESA is derived from AELLC's cost of gas under its gas supply agreements. We had acquired a 32.3% economic interest and a 49.5% voting interest in AELLC as part of the SkyGen transaction, which closed in October 2000. AELLC filed a counterclaim against IP that has been referred to arbitration that AELLC may commence at its discretion upon further evaluation. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to IP on the liability aspect of a particular claim against AELLC. The court also denied a motion submitted by IP for preliminary injunction to permit IP to make payment of funds into escrow (not directly to AELLC) and require AELLC to post a significant bond.

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

     Additionally, on November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As noted above, we had acquired a 32.3% economic interest and a 49.5% voting interest in AELLC as part of the SkyGen transaction, which closed in October 2000. AELLC is continuing in possession of its property and is operating and maintaining its business as a debtor in possession, pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. No request has been made for the appointment of a trustee or examiner in the proceeding, and no official committee of unsecured creditors has yet been appointed by the Office of the United States Trustee. On January 21, 2005, the U.S. Bankruptcy Court, District of Maine, modified the automatic stay imposed by 11 USC Section 362(a) upon motion by AELLC to allow the post-trials motions to be adjudicated and appeals made to the Seventh Circuit Court of Appeals accordingly.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta power plant, which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits from Oneta and that Calpine's actions have reduced the profits from Oneta thereby undermining Panda's ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding. Calpine filed a counterclaim against Panda based on a guaranty and a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court recently granted Calpine's motion to dismiss, but allowed Panda an opportunity to replead. The Company considers Panda's lawsuit to be without merit and intends to vigorously defend it. Discovery is currently in progress. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default in repayment of the note. Trial is currently set for February 27, 2006.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against 20 energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company also has been named in eight other similar complaints for violations of Section 17200. The Company considers the allegations to be without merit, and filed a motion to dismiss on August 28, 2003. The court granted the motion, and plaintiffs appealed. The Ninth Circuit has issued a decision affirming the dismissal of the Pastorino group of cases. The Plaintiffs did not attempt to appeal the Ninth Circuit's ruling to the Supreme Court so the matter is resolved.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other
Section 17200 cases, but also seeks rescission of the long-term power contracts with the CDWR. Millar was removed to federal court, but has now been remanded back to State Superior Court for handling. Hearings on multiple demurrers is to be held on September 7, 2005. The Company considers the allegations to be without merit, and has filed a demurrer.

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

     Transmission  Service  Agreement  with Nevada Power  Company.  On March 16,
2004, NPC filed a petition for declaratory order at FERC (Docket No. EL04-90-000) asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. to pay for transmission service under their Transmission Service Agreements ("TSAs") with NPC or, if the TSAs are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). Calpine had previously provided security to NPC for these costs in the form of a surety bond issued by FFIC. The Centennial Project involves construction of various transmission facilities in two phases; Calpine's Moapa Energy Center ("MEC") was scheduled to receive service under its TSA from facilities yet to be constructed in the second phase of the Centennial Project. Calpine filed a protest to the petition asserting that Calpine will take service under the TSA if NPC proceeds to execute a purchase power agreement ("PPA") with MEC based on its winning bid in the Request for Proposals that NPC conducted in 2003.

     On November 18, 2004, the FERC issued a decision in Docket No. EL04-90-000, which was initiated by NPC's filing of a petition for declaratory order at FERC on March 16, 2004 asking that an order be issued requiring Calpine and Reliant Energy Services, Inc. ("Reliant") to pay for transmission service under their Transmission Service Agreements (collectively, the "TSAs") with NPC or, if the TSAs, are terminated, to pay the lesser of the transmission charges or a pro rata share of the total cost of NPC's Centennial Project (approximately $33 million for Calpine). The November 18, 2004 decision found that neither Calpine nor Reliant had the right to unilaterally terminate their respective TSAs, and that upon commencement of service both Calpine and Reliant would be obligated to pay either the associated demand charges for service or their respective share of the capital cost associated with the transmission upgrades that have been made in order to provide such service. The November 18, 2004 order, however, did not indicate the amount or measure of damages that would be owed to NPC in the event that either Calpine or Reliant breached its respective obligations under the TSAs.

     On December 10, 2004, NPC filed a Request for Rehearing alleging that the FERC had erred in holding that a determination of damages for breach of either Calpine or Reliant was premature. In its December 10th Request for Rehearing NPC argued that both Calpine and Reliant had breached their respective TSAs. Calpine filed an Answer on January 4, 2005 requesting that the FERC deny NPC's Request for Rehearing on the basis that the Request for Rehearing misconstrues FERC's November 18th Order and that the question of damages under the Calpine TSA is before U.S. District Court in Nevada. On April 20, 2005, FERC issued its Order Denying Request for Rehearing. In the Order, the Commission denies NPC's request for rehearing, finding that the dispute between Calpine and NPC is "effectively a contractual interpretation dispute" and does not warrant assertion of the Commission's primary jurisdiction and is best left to a court.

     In light of the November 18, 2004 order, on November 22, 2004 Calpine delivered to NPC a notice (the "November 22, 2004 Letter") that it did not intend to perform its obligations under the Calpine TSA and that NPC should exercise its duty to mitigate its damages, if any, and should not incur any additional costs or expenses in reliance upon the TSA or for Calpine's account. In addition, Calpine introduced the November 22, 2004 Letter before the Public Utilities Commission of Nevada ("PUCN") in the proceeding regarding NPC's third amendment to its integrated resource plan wherein NPC is seeking approval to proceed with the construction of the Harry Allen to Mead transmission line (the "HAM Line"), which is the transmission project that is intended to serve both Calpine and Reliant's TSAs. On December 28, 2004, the PUCN issued an order granting NPC's request to proceed with the construction of the HAM Line. On January 11, 2005, Calpine filed a Petition for Reconsideration before the PUCN regarding December 28, 2004, order. On February 9, 2005, the PUCN issued the Order Denying Petitions For Reconsideration. At this time Calpine is unable to predict the impact of the December 28, 2004, and the February 9, 2005, PUCN orders, if any on the District Court Complaint or any possible action by NPC before the FERC regarding Calpine's notice that it will not perform its obligations under the Calpine TSA.

     The bond issued by FFIC, by its terms, expired on May 1, 2004. On or about April 27, 2004, NPC asserted to FFIC that Calpine had committed a default under the bond by failing to agree to renew or replace the bond upon its expiration and made demand on FFIC for the full amount of the surety bond, $33,333,333. On April 29, 2004, FFIC filed a complaint for declaratory relief in state superior court of Marin County, California in connection with this demand. NPC filed a motion to quash service for lack of personal jurisdiction in California. On September 3, 2004, the superior court granted NPC's motion, and NPC was dismissed from the proceeding. Subsequently, FFIC agreed to dismiss the complaint as to Calpine. On September 30, 2004 NPC filed a complaint in state district court of Clark County, Nevada against Calpine, Moapa Energy Center, LLC, FFIC and unnamed parties alleging, among other things, breach by Calpine of its obligations under the TSA and breach by FFIC of its obligations under the surety bond. In November 2004, this proceeding was removed from state court to United States District Court for the District of Nevada. On December 10, FFIC filed a Motion to Dismiss, which was granted on May 25, 2005. NPC has filed a Motion to Amend the Complaint and a Motion for Reconsideration of the above dismissal. At this time, Calpine is unable to predict the outcome of this proceeding.

     Calpine Canada Natural Gas Partnership v. Enron Canada Corp. On February 6, 2002, Calpine Canada filed a complaint in the Alberta Court of Queens Branch alleging that Enron Canada owed it approximately US$1.5 million from the sale of gas in connection with two Master Firm gas Purchase and Sale Agreements. To date, Enron Canada has not sought bankruptcy relief and has counterclaimed in the amount of US$18 million. We have finished discovery and are currently in settlement discussions. The Company believes that Enron Canada's counterclaim is without merit and intends to vigorously defend against it.

     Estate of Jones, et al. v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Mr. Darrell Jones of NESCO. The agreement provided, among other things, that upon "Substantial Completion" of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates
(which has been remitted) to ensure payment of these fees. The matter is currently on appeal, and both parties have filed briefs with the appellate court.

     Calpine Energy Services v. Acadia Power Partners. Calpine, through its subsidiaries, owns 50% of Acadia PP which company owns the Acadia Energy Center near Eunice, Louisiana (the "Facility"). A Cleco Corp subsidiary owns the remaining 50% of Acadia PP. CES is the purchaser under two PPAs with Acadia PP, which agreements entitle CES to all of the Facility's capacity and energy. In August 2003 certain transmission constraints previously unknown to CES and Acadia PP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES has asserted that it is entitled to certain relief under the purchase agreements, to which assertions Acadia PP disagrees. Accordingly, the parties are engaged in the alternative dispute resolution steps set forth in the PPAs. Recently, the parties extended a statue of limitations tolling agreement to extend the time for binding arbitration (up to and including until August 12, 2005) in order for negotiations to continue. CES, however, can initiate arbitration if settlement is not progressing appropriately. It is expected that the parties will be able to resolve these disputes.

     Hulsey, et al. v. Calpine Corporation. On September 20, 2004, Virgil D. Hulsey, Jr. (a current employee) and Ray Wesley (a former employee) filed a class action wage and hour lawsuit against Calpine Corporation and certain of its affiliates. The complaint alleges that the purported class members were entitled to overtime pay and Calpine failed to pay the purported class members at legally required overtime rates. The matter has been transferred to the Santa Clara County Superior Court and Calpine filed an answer on January 7, 2005, denying plaintiffs' claims. The parties are currently engaged in settlement discussions as an alternative to litigation.

     Michael Portis v. Calpine Corp. -- Complaint Filed with Department of Labor. On January 25, 2005, Michael Portis ("Portis"), a former employee of Calpine, brought a complaint to the United States Department of Labor (the "DOL"), alleging that his employment with the Company was wrongfully terminated. Portis alleges that Calpine and its subsidiaries evaded sales and use tax in various states and in doing so filed false tax reports and that his employment was terminated in retaliation for having reported these allegations to management. Portis claims that the Company's alleged actions constitute violations of the employee protection provisions of the Sarbanes Oxley Act of 2002. On April 27, 2005, the DOL determined that Portis' retaliatory discharge complaint had no merit and dismissed it. Portis filed his notice of appeal on June 12, 2005. Administrative Law Judge Richard Huddleston was assigned the appeal. On July 11, 2005, a scheduling conference was held with Judge Huddleston and the hearing of the appeal was set for October 12 and 13, 2005. The parties are currently engaged in discovery and negotiating an immediate date for Portis' deposition. The Company considers Portis' complaint to be without merit and intends to continue to vigorously defend against the complaint.

     Auburndale Power Partners and Cutrale. Calpine Corporation owns an interest in the Auburndale PP cogeneration facility, which provides steam to Cutrale, a juice company. The Auburndale PP facility currently operates on a "cycling" basis whereby the plant operates only a portion of the day. During the hours that the Auburndale PP facility is not operating, Auburndale PP does not provide steam to Cutrale. Cutrale has filed an arbitration claim alleging that they are entitled to damages due to Auburndale PP's failure to provide them with steam 24 hours a day. Auburndale PP disagreed with Cutrale's position based on its interpretation of the contractual language in the Steam Supply Agreement. Binding arbitration was conducted on the contractual interpretation issue only (reserving the remedy/damage issue for a second phase to the arbitration) and the arbitrator found in favor of Cutrale's contractual interpretation. The proceeding now turns to the second phase, the resolution of the issue regarding the appropriate remedy/damage determination. To preserve our positive relationship with Cutrale, Auburndale PP continues to try to resolve the matter through a commercial settlement.

     Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al. On May 5, 2005, Harbert Distressed Investment Master Fund, Ltd. (the "Harbert Fund") filed an Originating Notice (Application) (the "Application") in the Supreme Court of Nova Scotia against Calpine Corporation and certain of its subsidiaries, including Calpine Canada Energy Finance II ULC ("Finance II"), the issuer of certain bonds (the "Bonds") held by the Harbert Fund and Calpine Canada Resources Company (formerly Calpine Canada Resources Ltd.) ("CCR"), the parent company of Finance II and the indirect parent company of Calpine's Saltend. The Bonds have been guaranteed by Calpine. The Harbert Fund alleged that Calpine, CCRC and Finance II violated the Harbert Fund's rights under Nova Scotia laws in connection with certain financing transactions completed by CCRC or subsidiaries of CCRC. Wilmington Trust Company, the trustee under the indenture governing the Bonds (the "Trustee"), applied to become a co-applicant in the suit on behalf of all holders of Bonds. The hearing was conducted on July 6, 7 and 8, 2005 before the Nova Scotia Supreme Court. By way of Consent Order dated July 20, 2005, the Harbert Fund and the Trustee discontinued the claim as against Calpine European Funding (Jersey) Limited and Calpine (Jersey) Limited, which had originally been named as respondents.

     At the end of the hearing, the Harbert Fund and the Trustee confirmed that they were not seeking to block the sale of Saltend, and that sale was completed on July 28, 2005. The Harbert Fund and the Trustee sought relief at the hearing requiring that the proceeds of the sale of Saltend, after repayment to certain preferred shareholders and payment of certain interest and transaction costs (the "Net Proceeds"), remain at CCRC or under the control of CCRC. The Harbert Fund and Trustee further sought an order that an additional sum be required to be placed by Calpine into CCRC, or a subsidiary controlled by CCRC, sufficient to total, together with the Net Proceeds, an amount equal to the outstanding Bonds.

     On August 2, 2005, the Court issued its decision on the substantive merits. The Court dismissed the Harbert Fund's application for relief and denied all relief to the Harbert Fund and all other bondholders that purchased Bonds on or after September 1, 2004. However, the Court stated that a remedy should be granted to any bondholder, other than the Calpine respondent companies, that purchased Bonds prior to September 1, 2004 and that continues to hold those Bonds on August 2, 2005.

     The Court directed the Trustee to provide the face amount of qualifying Bonds and the identity of the holders of such Bonds by August 31, 2005. The Court stated that, upon receipt of the information from the Trustee, it will then issue a final order requiring Calpine to maintain in the control of CCRC sufficient proceeds from the sale of Saltend to cover the face amount of such Bonds. If there are insufficient proceeds for this purpose, Calpine will be required to place in the control of CCRC an additional amount which, when added to the net Saltend sale proceeds, will cover the face value of all such Bonds. The final order will further provide that CCRC shall diligently conduct its business in a proper and efficient manner so as to preserve and protect its business and assets. Pending the final order, the Court issued an interim order under which Calpine must maintain the net Saltend sale proceeds in the control of CCRC.

     Any party to the proceeding has the right to appeal the final order to the Nova Scotia Court of Appeal.

     Harbert Convertible Arbitrage Master Fund, Ltd. et al. v. Calpine Corporation. Plaintiff Harbert Convertible Arbitrage Master Fund, Ltd. and two affiliated funds filed this action on July 11, 2005, in the Supreme Court, New York County, State of New York, and filed an amended complaint on July 19, 2005. In their amended complaint, plaintiffs allege that, on one or more days beginning on July 1, 2005, the Trading Price of Calpine's 2014 Convertible Notes was less than 95% of the product of the Common Stock Price multiplied by the Conversion Rate, as those terms are defined in the indenture relating to the 2014 Convertible Notes. Plaintiffs allege that they provided Calpine with reasonable evidence as required under the indenture governing the 2014 Convertible Notes that the Trading Price of the Notes on such date would be less than the 95% threshold, and that Calpine therefore was required to instruct the Bid Solicitation Agent for the 2014 Convertible Notes to determine the Trading Price beginning on the next Trading Day. If the Trading Price as determined by the Bid Solicitation Agent were below 95% of the product of the Common Stock Price multiplied by the Conversion Rate for five consecutive Trading Days, then the 2014 Convertible Notes would become convertible into cash and common stock for a limited period of time. Plaintiffs assert a claim for breach of contract, seeking unspecified damages, based on Calpine's not instructing the Bid Solicitation Agent to begin to calculate the Trading Price. In addition, plaintiffs seek declaratory and injunctive relief to force Calpine to instruct the Bid Solicitation Agent to determine the Trading Price of the Notes. Plaintiffs made, but later withdrew, a request for a preliminary injunction. Calpine intends to vigorously defend the action.

     SEC Informal Inquiry and Request for Documents and Information. On June 9, 2005, the Company filed a Current Report on Form 8-K with the SEC to disclose that, in April 2005, the Division of Enforcement of the SEC informed the Company that it was conducting an informal inquiry and asked the Company to voluntarily provide documents and information related to: (a) the Company's downward revision of its proved oil and gas reserve estimates at year-end 2004 as compared to such estimates at year-end 2003, and a corresponding impairment of the value of certain assets, all previously disclosed by the Company, (b) certain statements made to various regulatory agencies by Michael Portis, a terminated former employee, regarding the Company's determination of state sales and use taxes, and (c) the Company's upward restatement in April 2005 of its previously disclosed net income for the third quarter, and the first three quarters, of 2004. The Company is fully cooperating with the SEC's request for documents and information.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.


13.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this business strategy, it was the Company's objective to produce a portion of its fuel consumption requirements from its own natural gas reserves ("equity gas"). However, with the July 2005 sale of the Company's remaining oil and gas production and marketing activity, the Company now has one reportable segment, Electric Generation and Marketing. No other components of the business had reached the quantitative criteria to be considered a reportable segment under SFAS No. 131. See Notes 8 and 15 for discussions of the sale of the Company's oil and gas assets. Consequently, the revenue and expense from the Oil and Gas Production and Marketing reportable segment has been reclassified to discontinued operations and the assets have been reclassified into current and long-term assets held for sale. The segment has been reflected in the table below within Corporate, Eliminations, and Other.

     Electric Generation and Marketing includes the development, acquisition, ownership and operation of power production facilities, hedging, balancing, optimization, and trading activity transacted on behalf of the Company's power generation facilities. Corporate and other activities necessary to support the Electric Generation and Marketing reporting segment consists primarily of financing transactions, activities of the Company's parts and services businesses, and general and administrative costs.

                                                              Electric Generation   Corporate, Eliminations,
                                                                 and Marketing              and Other                  Total
                                                           ------------------------ ------------------------ -----------------------
                                                               2005         2004        2005        2004         2005        2004
                                                           ------------ ----------- ----------- ------------ ----------- -----------
                                                                                         (In thousands)
For the three months ended June 30,
   Total revenue from external customers.................  $2,196,780   $2,199,885  $   29,177  $   15,518   $2,225,957  $2,215,403
   Segment profit/(loss) before provision for income taxes   (755,892)    (232,637)    343,054     110,715     (412,838)   (121,922)


                                                              Electric Generation   Corporate, Eliminations,
                                                                 and Marketing              and Other                  Total
                                                           ------------------------ ------------------------ -----------------------
                                                               2005         2004        2005        2004         2005        2004
                                                           ------------ ----------- ----------- ------------ ----------- -----------
                                                                                         (In thousands)
For the six months ended June 30,
   Total revenue from external customers.................  $4,245,027   $4,082,892  $   48,375  $   36,464   $4,293,402  $4,119,356
   Segment profit/(loss) before provision for income taxes (1,076,723)    (480,921)    385,774     113,556     (690,949)   (367,365)

                                                                            Electric
                                                                           Generation    Corporate, Eliminations,
                                                                          and Marketing         and Other             Total
                                                                         --------------  ------------------------  ----------------
                                                                                             (In thousands)
Total assets:
   June 30, 2005......................................................   $   25,423,413      $    2,386,214          $   27,809,627
   December 31, 2004..................................................   $   25,187,414      $    2,028,674          $   27,216,088

14.  California Power Market

     California Refund Proceeding. On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by San Diego Gas & Electric Company under Section 206 of the Federal Power Act alleging, among other things, that the markets operated by the CAISO and the CalPX were dysfunctional. FERC established a refund effective period of October 2, 2000, to June 19, 2001 (the "Refund Period"), for sales made into those markets.

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

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the CPUC, the CDWR, and the EOB. Also, on April 27, 2004, Williams entered into a settlement of the California Refund
Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the California governmental entities on April 22, 2002. Calpine's settlement resulted in a FERC order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any other agency of the State of California. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties. On
December 7, 2004, FERC approved the settlement of the California Refund Proceeding and other proceedings among Duke Energy Corporation and its affiliates, the three California investor-owned utilities, and the California governmental entities.

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

     Also, on June 25, 2003, FERC issued a number of orders associated with these investigations, including the issuance of two show cause orders to certain industry participants. FERC did not subject Calpine to either of the show cause orders. FERC also issued an order directing the FERC Office of Markets and Investigations to investigate further whether market participants who bid a price in excess of $250 per MWh into markets operated by either the CAISO or the CalPX during the period of May 1, 2000, to October 2, 2000, may have violated CAISO and CalPX tariff prohibitions. No individual market participant was identified. The Company believes that it did not violate the CAISO and CalPX tariff prohibitions referred to by FERC in this order; however, the Company is unable to predict at this time the final outcome of this proceeding or its impact on Calpine.

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our QF contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000 our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the SRAC price administratively determined by the CPUC. Having elected such option, the Company's QF facilities were paid based upon the CalPX zonal day-ahead clearing price ("CalPX Price") for various periods commencing in the summer of 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. One CPUC Commissioner at one point issued a proposed decision to the effect that the CalPX Price was the appropriate energy price to pay QFs that selected the pricing option then offered by Section 390. No final decision, however, has been issued to date. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On January 10, 2001, PG&E filed an emergency motion (the "Emergency Motion") requesting that the CPUC issue an order that would retroactively change the energy payments received by QFs based on CalPX-based pricing for electric energy delivered during the period commencing during June 2000 and ending on January 18, 2001. On April 29, 2004, PG&E, the Utility Reform Network, a consumer advocacy group, and the Office of Ratepayer Advocates, an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties"), filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 2004 Motion"). The April 2004 Motion requests that the CPUC set a briefing schedule in R.99-11-022 to determine what is the appropriate price that should be paid to the QFs that had switched to the CalPX Price. The PG&E Parties allege that the appropriate price should be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. Supplemental pleadings have been filed on the April 2004 Motion, but neither the CPUC nor the assigned administrative law judge has issued any rulings with respect to either the April 2004 Motion or the initial Emergency Motion. The Company believes that the CalPX Price was the appropriate price for energy payments for its QFs during this period, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     Geysers Reliability Must Run Section 206 Proceeding. CAISO, EOB, CPUC, PG&E, San Diego Gas & Electric Company, and Southern California Edison Company (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at FERC requesting the commencement of a Federal Power Act
Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of RMR Contracts with certain generation owners, including Geysers Power Company, LLC, which settlements were also previously approved by FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition has asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers Power Company, LLC filed an answer to the complaint in November 2001. On June 3, 2005, FERC issued an order dismissing the Buyers Coalition's complaint against all named generation owners, including Geysers. The Buyers' Coalition filed for rehearing of FERC's order on July 5, 2005. On August 2, 2005, FERC issued its Order Denying Rehearing. The proceeding is now concluded at FERC.

15.  Subsequent Events

     On July 5, 2005 Calpine and Siemens Westinghouse ("Siemens") executed an agreement to settle various matters related to certain warranty disputes and to terminate certain LTSA's. Subsequent to the July 5, 2005 settlement date, the Company received approximately $25.5 million as a net settlement payment related to these matters, a portion of which related to events in existence prior to June 30, 2005. Consequently, $3.6 million of this amount was recorded in the quarter ended June 30, 2005 as a reduction in plant operating expense relating to warranty recoveries of prior period repair expenses. The Company also recorded approximately $800,000 in additional LTSA expense in the period related to the settlement agreement. Generally the remained settlement proceeds will be applied as a reduction to capitalized turbine costs in the third quarter of 2005.

     On July 7, 2005, the Company announced that it had signed a 15-year Master Products and Services Agreement with GE, which is expected to lower operating costs in the future. A related agreement replaces the nine remaining LTSAs related to Calpine's GE 7FA turbine fleet. The Company expects to benefit from improved power plant performance and valuable operations and maintenance flexibility to service its plants to further lower costs. Historically, GE provided full-service turbine maintenance for a select number of Calpine power plants. Under the new agreement, Calpine will supplement its operations with a variety of GE services. Today, Calpine operates 44 power plants that are powered by GE gas turbines, representing approximately 10,000 MW of capacity. The Company recorded LTSA cancellation expense of $33.1 million in the second quarter of 2005 as a result of the LTSA cancellations.

     On July 7, 2005, the Company completed the sale of substantially all of its remaining oil and gas exploration and production properties and assets for $1.05 billion, less approximately $60 million of estimated transaction fees and expenses. Approximately $75 million of the purchase price was withheld pending the transfer of certain properties for which consents have not yet been obtained. Furthermore, $142.7 million of the cash proceeds were used to purchase $138.9 million of principal amount (and pay $3.8 million of accrued interest expense) of the outstanding First Priority Senior Secured Notes due 2014 (see below for more information).

     On July 8, 2005, the Company completed the sale of its 50% interest in the 175-MW Grays Ferry power plant to an affiliate of TNAI for $37.4 million. Previously, in the second quarter of 2005, the Company recorded an impairment charge of $18.5 million in connection with the facility. The Company will use net proceeds from the sale in accordance with its existing bond indentures, including for the repurchase of existing Company debt.

     On July 12, 2005, the Company announced that it had accepted for purchase $138.9 million aggregate principal amount of its outstanding First Priority Notes under the terms of a tender offer commenced June 9, 2005, to purchase for cash any and all of the outstanding First Priority Notes. With completion of the tender offer, the Company now has approximately $646.1 million aggregate principal amount of First Priority Notes outstanding.

     On July 13, 2005, the Company repaid the convertible debentures payable to Calpine Capital Trust III, the issuer of the HIGH TIDES III preferred securities. The Trust then used the proceeds to redeem the outstanding HIGH TIDES III preferred securities totaling $517.5 million, of which $115.0 million was held by Calpine. The redemption price paid per each $50 principal amount of HIGH TIDES III preferred securities was $50 plus accrued and unpaid distributions to the redemption date in the amount of $0.50. All rights of holders of the HIGH TIDES III preferred securities have ceased, except the right of such holders to receive the redemption price, which was deposited with The Depository Trust Company on July 13, 2005.

     On July 28, 2005, the Company completed the sale of Saltend, a 1,200-MW power plant in Hull, England, for a total sale price of approximately 490 million British pounds, or approximately $848 million, plus adjustments for working capital of $14.5 million, resulting in total gross proceeds of $862.5 million. Of this amount, $647.1 million was used to redeem the $360.0 million Two-Year Redeemable Preferred Shares issued by the Company's Calpine Jersey I subsidiary on October 26, 2004, and the $260.0 million Redeemable Preferred Shares issued by the Company's Calpine Jersey II subsidiary on January 31, 2005, including interest and early termination fees of $16.3 million and $10.8 million, respectively. The remaining net proceeds will be used as permitted by the Company's indentures. As described further in Note 12, certain bond holders filed a lawsuit concerning the remaining use of the proceeds from the sale of Saltend.

     On July 29, 2005, the Company completed the sale of its Inland Empire Energy Center development project to GE, for approximately $30.9 million. The project will be financed, owned, and operated by GE and will be used to launch GE's most advanced gas turbine technology, the "H System (TM)." The Company will manage plant construction, market the plant's output, and manage its fuel requirements. The Company has an option to purchase the facility in years seven through fifteen following the commercial operation date and GE can require the Company to purchase the facility for a limited period of time in the fifteenth year, all subject to satisfaction of various terms and conditions. If the Company purchases the facility under the call or put, GE will continue to provide critical plant maintenance services throughout the remaining estimated useful life of the facility.

     On August 2, 2005, the Company completed the sale of its interest in the 156-MW Morris power plant to Diamond, for $84.5 million. Previously, in the second quarter of 2005, the Company had determined that the facility was impaired at June 30, 2005, and recorded a charge to operations of $106.2 million in the quarter ended June 30, 2005. The Company's assessment of impairment was based on a probability weighting of expected future cash flows, given the alternatives of selling or continuing to own and operate the facility. Net proceeds from this asset sale will be used in accordance with the Company's existing bond indentures. See Note 5 for a discussion of the Company's impairment evaluation relating to the sale of Morris and Note 3 for a discussion of possible additional material impairment charges relating to the sale of other assets.

     On August 3, 2005, CCFC I and CCFC Finance Corp. terminated their previously announced tender offer for a portion of their Second Priority Senior Secured Floating Rate Notes due 2011. The offer was terminated pursuant to the conditions of the offer. The conditions provided, among other things, that CCFC I and CCFC Finance Corp. were not required to accept for payment, purchase or pay for any Floating Rate Notes tendered and were permitted to terminate the offer if they did not expect to receive the net proceeds from the proposed sale of the Ontelaunee Energy Center on or prior to the tender offer purchase date. CCFC I and CCFC Finance Corp. determined that net proceeds from a sale of the Ontelaunee Energy Center would not be received on or prior to the tender offer purchase date, defined as no later than three business days following the tender offer expiration date of August 3, 2005, and accordingly terminated the offer. Any Floating Rate Notes tendered in connection with the offer were returned to the applicable holders. In addition, CCFC did not accept for purchase, and returned to lenders, any and all First Priority Senior Secured Institutional Term Loans Due 2009 submitted in connection with CCFC's offer to repay such Term Loans, which expired on August 1, 2005. The Term Loan offer to repay also contained a condition with respect to the receipt of the net proceeds of the sale of the Ontelaunee Energy Center.

     As a result of transactions subsequent to June 30, 2005, the Company lowered its total debt by $1.3 billion to $17.4 billion at July 31, 2005.


Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact the exploitation of a oil, gas or geothermal resource, (xi) uncertainties associated with estimates of geothermal reserves, (xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) our ability to successfully implement the various components of our strategic initiative to increase liquidity, reduce debt and reduce operating costs, (xv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xvi) implementation of our strategy to expand our third party service businesses, (xvii) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xviii) present and possible future claims, litigation and enforcement actions, (xvix) effects of the application of regulations, including changes in regulations or the interpretation thereof, and
(xvx) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2004, and our Current Report on Form 8-K filed with the SEC on July 1, 2005. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

     We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

                                                                                 Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                             --------------------------- --------------------------
                                                                                  2005          2004          2005          2004
                                                                             ------------- ------------- ------------- ------------
                                                                                        (In thousands, except pricing data)
Power Plants:
E&S revenues:
   Energy.................................................................   $    904,638  $     894,750 $  1,821,229  $  1,721,699
   Capacity...............................................................        281,360        244,690      535,873       465,048
   Thermal and other......................................................        112,975         99,707      220,150       185,595
                                                                             ------------  ------------- ------------  ------------
   Subtotal...............................................................   $  1,298,973  $   1,239,147 $  2,577,252  $  2,372,342
Spread on sales of purchased power (1)....................................         97,704         51,481      163,919        56,271
                                                                             ------------  ------------- ------------  ------------
Adjusted E&S revenues (non-GAAP)..........................................   $  1,396,677  $   1,290,628 $  2,741,171  $  2,428,613
MWh produced..............................................................         20,042         20,066       40,078        38,710
All-in electricity price per MWh generated................................   $      69.69  $       64.32 $      68.40  $      62.74

(1) From hedging, balancing and optimization activities related to our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and six months ended June 30, 2005 and 2004, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                                                 Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                             --------------------------- --------------------------
                                                                                  2005          2004          2005          2004
                                                                             ------------- ------------- ------------- ------------
Total revenue.............................................................   $  2,225,957  $  2,215,403  $  4,293,402  $  4,119,356
Sales of purchased power for hedging and optimization (1).................        432,846       496,026       780,256       873,849
As a percentage of total revenue..........................................           19.4%         22.4%         18.2%         21.2%
Sale of purchased gas for hedging and optimization........................        456,920       481,971       877,216       834,708
As a percentage of total revenue..........................................           20.5%         21.8%         20.4%         20.3%
Total COR.................................................................      2,257,437     2,188,094     4,245,108     4,046,241
Purchased power expense for hedging and optimization (1)..................        335,142       444,545       616,337       817,578
As a percentage of total COR..............................................           14.8%         20.3%         14.5%         20.2%
Purchased gas expense for hedging and optimization........................        486,082       453,922       899,341       814,409
As a percentage of total COR..............................................           21.5%         20.7%         21.2%         20.1%
------------

(1) On October 1, 2003, we adopted on a prospective basis EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" and netted certain purchases of power against sales of purchased power. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of our application of EITF Issue No. 03-11.

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our CES risk management organization; (b) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying power and gas and reselling it; and (c) the accounting requirements under SAB No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue).

Overview

     Our core business and primary source of revenue is the generation and delivery of electric power. We provide power to our U.S., Canadian and other customers through the integrated development, construction or acquisition, and operation of efficient and environmentally friendly electric power plants fueled primarily by natural gas and, to a much lesser degree, by geothermal resources. We protect and enhance the value of our assets with a sophisticated risk management organization. We also protect our power generation assets and control certain of our costs by producing certain of the combustion turbine replacement parts that we use at our power plants, and we generate revenue by providing combustion turbine parts to third parties. Finally, we offer services to third parties to capture value in the skills we have honed in building, commissioning, repairing and operating power plants.

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

     Since the latter half of 2001, there has been a significant contraction in the availability of capital for participants in the energy sector. This has been due to a range of factors, including uncertainty arising from the collapse of Enron and a surplus supply of electric generating capacity in certain market areas. These factors coupled with a three-year period of decreased spark spreads have adversely impacted our liquidity and earnings. We recognize that the terms of financing available to us in the future may not be attractive. To protect against this possibility and due to current market conditions, we scaled back our capital expenditure program to enable us to conserve our available capital resources. See "Capital Availability" in Liquidity and Capital Resources below for a further discussion.

     We endeavor to improve our financial strength. On May 25, 2005, we announced a strategic initiative aimed at:

     o Optimizing the value of our core North American power plant portfolio by selling certain power and natural gas assets to reduce debt and lower annual interest cost, and to increase cash flow in future periods. At June 30, 2005, we had pending asset sales, including the sale of Saltend in the United Kingdom (which was completed July 28, 2005), our interests in up to eight addition gas-fired power plants in the United States (two of which were completed in July and August
          2005) and our remaining oil and natural gas assets (which was completed on July 7, 2005). See Notes 8 and 15 of the Notes to Consolidated Condensed Financial Statements.

     o Taking actions to decrease operating and maintenance costs and lowering fuel costs to improve the operating performance of our power plants, which would boost operating cash flow and liquidity. In addition, we are considering temporarily shutting down certain power plants with negative cash flow, until market conditions warrant starting back up, to further reduce costs. See Note 15 for a discussion of the restructuring of certain of our LTSAs.

     o Reducing our collateral requirements. We and a financial institution are discussing a business venture that we anticipate would lower collateral requirements and enhance our third party customer business.

     o Reducing total debt through the initiatives listed above by more than $3 billion by the end of 2005 from debt levels at year end 2004, which we estimate would provide $275 million of annual interest savings. As noted above, the cash and other consideration needed to reduce debt by that amount will be a function of the market value of debt repurchased in open market transactions and other factors.

     As a complement to our strategic initiative program, we desire to expand our third party combustion turbine component parts and repair and maintenance services business.

     The sale of our remaining oil and gas assets in July 2005 to Rosetta is expected to increase the future effective fuel expense (and lower spark spread) for our fleet of gas-fired generating plants by eliminating the equity gas benefit that we had enjoyed from the fact that our costs of producing natural gas were significantly lower than natural gas prices in recent years. Also, we expect that purchasing additional volumes from third party producers will increase our requirements to post collateral or prepay for gas. However, the negative impacts on spark spread and gross profit (loss) will be offset to some extent by lower interest expense in the future to the extent the proceeds of the sale are used to repay debt. We also expect to use other hedging approaches in managing our natural gas requirements to compensate for the loss of the natural hedge position that equity gas had afforded us. In the past when we sold fixed price power, we could use our equity gas reserves as a hedge against rising gas prices. Other techniques have included purchase of fixed-for-floating gas price swap contracts, purchasing physical gas on a fixed-price basis, or potentially buying back fixed price power contracts. In the future we will be more reliant on these other techniques, the use of which may be limited by our current credit constraints. From a physical gas purchase perspective, we will be purchasing Rosetta's California production at market prices under industry standard margining provisions, and we estimate that our collateral requirements will increase by approximately $25 million for a typical payment cycle. From a fixed price gas exposure perspective, we will not have any fixed price hedges in place with Rosetta, so our position will need to be managed with financial swaps and fixed price physical gas purchases. In addition, we may use proceeds of the sale to purchase new natural gas assets as permitted by our indentures.

     Overview of Results - Generation volume was flat from the prior year as mild weather in April and May dampened demand, and we also experienced forced outages at certain of our power plants. The increase in total spark spread of $38.6 million, or 9%, in the three months ended June 30, 2005, compared to the same period in 2004 was not commensurate with the increases in transmission purchase expense, depreciation, and interest expense associated with new power plants coming on line. Our average baseload capacity factor for the three months ended June 30, 2005, was 39.9%. However, the baseload capacity factor for the month of June 2005 improved to 43.5% as demand and spark spreads began to strengthen, except in the West. By July 2005 demand was stronger in virtually all of the Company's key markets, including the West, and spark spreads continued to improve. Preliminarily, we estimate that our baseload capacity factor for July was approximately 51%.

     Set forth below are the Results of Operations for the three and six months ended June 30, 2005 and 2004, which reflect reclassifications for discontinued operations. See Note 8 of the Notes to Consolidated Condensed Financial Statements.

Results of Operations

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

     (In millions unless indicated otherwise, except for unit pricing information, percentages and MW volumes). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

     Revenue
                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Total revenue..............................................................  $    2,226.0  $    2,215.4  $       10.6         0.5%

     The change in total revenue is explained by category below.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Electricity and steam revenue..............................................  $    1,299.0  $    1,239.1  $       59.9         4.8%
Transmission sales revenue.................................................           3.1           4.1          (1.0)      (24.4)%
Sales of purchased power for hedging and optimization......................         432.9         496.0         (63.1)      (12.7)%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing revenue.........................  $    1,735.0  $    1,739.2  $       (4.2)       (0.2)%
                                                                             ============  ============  ============

     Electricity and steam revenue increased as the average realized electric price before the effects of hedging, balancing and optimization, increased from $61.75 / MWh in 2004 to $64.81 / MWh in 2005, while generation volume was essentially flat between periods.

     We purchase transmission capacity so that power can move from our plants to our customers. Transmission capacity can be purchased on a long term basis and, in many of the markets in which the company operates, can be resold if the Company does not need it and some other party can use it. If the generation from our plants is less than we anticipated when we purchased the transmission capacity, we can realize revenue by selling the unused portion of the transmission capacity.

     Sales of purchased power for hedging and optimization decreased in the three months ended June 30, 2005, due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Oil and gas sales..........................................................  $        --   $        1.0  $       (1.0)     (100.0)%
Sales of purchased gas for hedging and optimization........................         456.9         482.0         (25.1)       (5.2)%
                                                                             ------------  ------------  ------------
   Total oil and gas production and marketing revenue......................  $      456.9  $      483.0  $      (26.1)       (5.4)%
                                                                             ============  ============  ============

     The Company reclassified its remaining oil and gas operations to discontinued operations ("held for sale") in the quarter ended June 30, 2005. Activity in prior years relates to minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Sales of purchased gas for hedging and optimization decreased during 2005 due primarily to lower volumes offset by higher liquidation prices of natural gas compared to the same period in 2004. The sale of our remaining Canadian oil and gas assets in 2004, combined with reduced gas procurement, decreased volumes available for resale during 2005 as compared to 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
   Mark-to-market activities, net..........................................  $        2.9  $      (22.6) $       25.5       112.8%
                                                                             ============  ============  ============

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges.

     The net gain from mark-to-market activities in the three months ended June 30, 2005, as compared to the same period in 2004 is due primarily to gains relating to our Deer Park transaction which is recorded on a mark-to-market basis, and the non-recurrence of a loss on a derivative contract that terminated in 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other revenue..............................................................  $       31.2  $       15.8  $       15.4        97.5%

      Other revenue increased due primarily to higher revenues at PSM associated with sales of gas turbine components and at TTS for gas turbine maintenance services.

    Cost of Revenue

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Cost of revenue............................................................  $    2,257.4  $    2,188.1  $      (69.3)       (3.2)%

      The increase in total cost of revenue is explained by category below.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Plant operating expense....................................................  $      201.9  $      204.6  $        2.7         1.3%
Transmission purchase expense..............................................          19.8          14.7          (5.1)      (34.7)%
Royalty expense............................................................           8.1           6.9          (1.2)      (17.4)%
Purchased power expense for hedging and optimization.......................         335.1         444.5         109.4        24.6%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing expense.........................  $      564.9  $      670.7  $      105.8        15.8%
                                                                             ============  ============  ============

     Plant operating expense decreased primarily due to certain property tax rebates and favorable reassessments, recovery of a warranty claim, general cost cutting initiatives and timing of major maintenance spending versus prior year. These factors were partially offset from the costs of additional plants in operation. Transmission purchase expense increased mostly due to additional power plants achieving commercial operation subsequent to June 30, 2004.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and due to an increase in contingent purchase price payments to the previous owners of the Texas City and Clear Lake power plants, which are based on a percentage of gross revenues at the plants. At The Geysers, royalties are paid mostly as a percentage of geothermal electricity revenues.

     Purchased power expense for hedging and optimization decreased during the three months ended June 30, 2005, as compared to the same period in 2004 due primarily to a reduction in volumes as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Oil and gas operating expense..............................................           1.1           2.1           1.0        47.6%
Purchased gas expense for hedging and optimization.........................         486.1         453.9         (32.2)       (7.1)%
                                                                             ------------  ------------  ------------
   Total oil and gas operating and marketing expense.......................  $      487.2  $      456.0  $      (31.2)       (6.8)%
                                                                             ============  ============  ============

     The Company reclassified its remaining oil and gas operations to discontinued operations ("held for sale") in the three months ended June 30, 2005. Remaining activity in continuing operations relates primarily to gas pipeline activities which were not sold and activity in prior years also includes the results of minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Purchased gas expense for hedging and optimization increased during the three months ended June 30, 2005, due to higher natural gas prices as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------

Fuel expense...............................................................  $      913.5  $      899.3  $      (14.2)       (1.6)%
                                                                             ============  ============  ============

     Fuel expense increased during the three months ended June 30, 2005, as compared to the same period in 2004 due primarily to higher natural gas prices.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Depreciation, depletion and amortization expense...........................  $      127.9  $      112.5  $      (15.4)      (13.7)%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Power plant impairment ....................................................  $      106.2  $        --    $     (106.2)     (100.0)%

     We recorded an impairment charge on Morris during the three months ended June 30, 2005. We expect to reclassify the Morris power plant's historical results, including this impairment charge, to discontinued operations in the third quarter of 2005.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Operating lease expense....................................................  $       25.5  $       27.0  $        1.5         5.6%

     Operating lease expense decreased from the prior year due to the restructuring of the King City lease in May 2004. After the restructuring, we began to account for the King City lease as a capital lease. As a result, we stopped incurring operating lease expense at that facility and instead began to incur depreciation and interest expense.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other cost of revenue......................................................  $       32.1  $       22.6  $       (9.5)      (42.0)%

     Other cost of revenue increased during the three months ended June 30, 2005, as compared to the same period in 2004, due to increased gas turbine maintenance services activity at TTS and increased gas turbine component sales by PSM.

    (Income)/Expenses

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
(Income) from unconsolidated investments...................................  $       (3.3) $        2.1  $        5.4       257.1%

     The increase in income was primarily due to an increase in income from the Acadia PP investment (due mostly to lower major maintenance costs), and the non-recurrence of losses recorded in 2004 from our investments in the Aries and AELLC power plants. In March 2004, we purchased the remaining 50% interest in the Aries power plant (at which time this plant was consolidated) and we ceased to recognize our share of the operating results of AELLC as we began to account for our investment in AELLC using the cost method following loss of effective control when AELLC filed for bankruptcy protection in November 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Long-term service agreement cancellation charge............................  $       33.9  $        --   $      (33.9)     (100.0)%

     During the three months ended June 30, 2005, we recorded charges of $33.1 related to cancellation of nine LTSAs with GE as part of a restructuring of the service relationship. Additionally, we revised our previous estimate and recorded an additional $0.8 in charges related to previously cancelled LTSAs with Siemens Westinghouse.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Project development expense................................................  $       52.8  $        4.0  $      (48.8)   (1,220.0)%

     During the three months ended June 30, 2005, we recorded a charge of $45.5 to write off three projects in suspended development and incurred $3.4 in preservation costs for projects in suspended construction.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Sales, general and administrative expense..................................  $       69.0  $       54.3  $      (14.7)      (27.1)%

     Sales, general and administrative expense increased during the three months ended June 30, 2005, primarily due to an increase in legal fees, franchise tax fees and employee compensation costs.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Interest expense...........................................................  $333.8        $      270.6  $      (63.2)      (23.4)%

     Interest expense increased primarily as a result of higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased from $102.2 for the three months ended June 30, 2004, to $64.2 for the three months ended June 30, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. During the three months ended June 30, 2005, (i) interest expense related to our Senior Notes, contingent convertible notes, and term loans increased by $9.1; (ii) interest expense related to our CalGen subsidiary increased $11.4; (iii) interest expense related to our construction/project financing increased by $14.7; (iv) interest expense related to our CCFC I subsidiary increased by $3.3; and (v) interest expense related to preferred interests increased by $19.8 primarily due to the October 2004 closing of the $360 offering of redeemable preferred securities by our indirect subsidiary, Calpine Jersey I, and the $260 offering on January 31, 2005, of redeemable preferred securities by our indirect subsidiary, Calpine Jersey II. These interest cost increases are partially offset by a decrease of $8.8 in interest expense on the convertible debentures payable to the Calpine Capital Trusts, which have been redeemed.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Interest (income)..........................................................  $      (16.8) $       (9.5) $        7.3        76.8%

     Interest (income) increased during the six months ended June 30, 2005, due primarily to higher interest earned on margin deposits and collateralized letters of credit and due to higher interest rates.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Minority interest expense (income).........................................  $       10.2  $        4.7  $       (5.5)     (117.0)%

     Minority interest expense increased during the three months ended June 30, 2005, as compared to the same period in 2004 primarily due to an increase in income at CPLP, which is 70% owned by CPIF. The variance is largely due to an increase in availability at the Island Cogen plant in 2005 as a result of non-recurrence of major maintenance work performed during 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
(Income) from repurchase of various issuances of debt......................  $ (129.2)     $       (2.6) $      126.6     4,869.2%

     The increase in income from repurchases of various issuances of debt is due to considerably higher volumes of Senior Notes during 2005. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other expense (income), net................................................  $       25.8  $     (179.5) $     (205.3)     (114.4)%

     The net expense for the three months ended June 30, 2005 was primarily due to an impairment charge of $18.5 related to our investment in Grays Ferry. Additionally, we wrote off $5.8 of unamortized deferred financing costs in connection with the refinancing of the Metcalf project debt. These items were partially offset by a gain in foreign exchange transaction activities, which represented a favorable variance of $16.3 from the prior year. Other income for the quarter ended June 30, 2004, included gains of $171.5 from the restructuring and sale of power purchase agreements for two of our New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Benefit for income taxes...................................................  $     (134.9) $      (48.2) $       86.7       179.9%

     During the three months ended June 30, 2005, our tax benefit increased by $86.7 as compared to the three months ended June 30, 2004 as our pre-tax loss increased in 2005. The effective tax rate decreased to 32.7% in 2005 compared to 39.5% in the same period in 2004 largely due to additional valuation allowances against deferred tax assets in 2005, thus reducing the tax benefit.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Discontinued operations, net of tax provision..............................  $      (20.5) $       45.0  $      (65.5)     (145.6)%

     The discontinued operations in the three months ended June 30, 2005, are a result of the sales of Saltend and substantially all of our remaining oil and gas assets. Both of these dispositions closed in July 2005, but met the discontinued operations criteria as of June 30, 2005, under SFAS No. 144. Discontinued operations for the three months ended June 30, 2004, also included the Lost Pines I Power Project and oil and gas dispositions in 2004.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Net loss...................................................................  $     (298.5) $      (28.7) $     (269.8)     (940.1)%

     For the three months ended June 30, 2005, we reported revenue of $2.2 billion, representing an increase of 0.5% over the same period in the prior year. Including the discontinued operations discussed below, we recorded a net loss per share of $0.66, or a net loss of $298.5, compared to a net loss per share of $0.07, or a net loss of $28.7, for the same quarter in the prior year.

     Included in the current quarter's results are various non-routine items, which are discussed in more detail below and in the aggregate netted to a charge of $0.11 per share, consisting of impairment charges on two power plants in operation and three in development, cancellation charges to terminate several LTSAs, and a net gain on the repurchase of debt.

     For the three months ended June 30, 2005, our average capacity in operation for consolidated projects increased by 10.9% to 25,566 MW. Generation volume was flat from the prior year as mild weather in April and May decreased demand, and we also experienced forced outages at certain of our power plants. We generated approximately 20.0 million MWh, which equated to a baseload capacity factor of 39.9%, and realized an average spark spread of $22.57/MWh. For the same period in 2004, we generated 20.1 million MWh, which equated to a baseload capacity factor of 45.0%, and realized an average spark spread of $20.62/MWh.

     Gross profit (loss) decreased by $58.8 to a loss of $31.5 in the three months ended June 30, 2005, compared to the same period in the prior year. This change is due primarily to a $106.2 impairment charge related to Morris, which sale was pending at the end of the quarter. Although total spark spread margin increased by $38.6 period-to-period, it did not increase in line with the increases in transmission purchase expense, depreciation and interest expense associated with new power plants coming on line.

     During the three months ended June 30, 2005, financial results were positively impacted by $129.2 of income recorded from repurchase of various issuances of debt and negatively impacted by $33.9 in LTSA cancellation charges. In addition, we recorded $45.5 in project development expense due to the write-off of three projects in suspended development. Interest expense increased $63.2 between periods primarily due to an increase in the average interest rate and lower capitalization of interest expense as fewer plants were in active construction.

     Other expense was $25.8 for the three months ended June 30, 2005, compared to other income of $179.5 for the three months ended June 30, 2004. The net expense for the three months ended June 30, 2005, was due mainly to an impairment charge of $18.5 on our investment in Grays Ferry. Other income for the quarter ended June 30, 2004, included $171.5 in pre-tax gains from the restructuring and sale of power purchase agreements for two of our New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs.

     The discontinued operations in the three months ended June 30, 2005, are a result of the sale of Saltend and substantially all of our remaining oil and gas exploration and production properties and assets. Both of these sales closed in July 2005, which met the discontinued operations criteria as of June 30, 2005, under SFAS No. 144. Discontinued operations for the three months ended June 30, 2004, also included the Lost Pines I Power Project and oil and gas sales in 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

     (In millions unless indicated otherwise, except for unit pricing information, percentages and MW volumes). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

    Revenue

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Total revenue..............................................................  $    4,293.4  $    4,119.4  $      174.0         4.2%

     The change in total revenue is explained by category below.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Electricity and steam revenue..............................................  $    2,577.2  $    2,372.3  $      204.9         8.6%
Transmission sales revenue.................................................           6.9           9.7          (2.8)      (28.9)%
Sales of purchased power for hedging and optimization......................         780.3         873.9         (93.6)      (10.7)%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing revenue.........................  $    3,364.4  $    3,255.9  $      108.5         3.3%
                                                                             ============  ============  ============

     Electricity and steam revenue increased as average megawatts in operations of our consolidated plants increased by 16.0% to 25,330 MW while generation increased by 3.5%. In addition, average realized electric price before the effects of hedging, balancing and optimization, increased from $61.28 / MWh in 2004 to $64.31 / MWh in 2005.

     We purchase transmission capacity so that power can move from our plants to our customers. Transmission capacity can be purchased on a long term basis and, in many of the markets in which the company operates, can be resold if the Company does not need it and some other party can use it. If the generation from our plants is less than we anticipated when we purchased the transmission capacity, we can realize revenue by selling the unused portion of the transmission capacity.

     Sales of purchased power for hedging and optimization decreased in the six months ended June 30, 2005, due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Oil and gas sales..........................................................  $        --   $        2.0  $       (2.0)     (100.0)%
Sales of purchased gas for hedging and optimization........................         877.2         834.7          42.5         5.1%
                                                                             ------------  ------------  ------------
   Total oil and gas production and marketing revenue......................  $      877.2  $      836.7  $       40.5         4.8%
                                                                             ============  ============  ============

     We reclassified our remaining oil and gas operations to discontinued operations ("held for sale") in the six months ended June 30, 2005. Activity in prior years relates to minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Sales of purchased gas for hedging and optimization increased during 2005 due primarily to higher prices of natural gas compared to the same period in 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
   Mark-to-market activities, net..........................................  $       (0.7) $      (10.1) $        9.4        93.1%
                                                                             ============  ============  ============

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading under EITF Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges.

     The decrease in losses in mark-to-market activities revenue in the six months ended June 30, 2005 is attributable largely to gains on commodity deliveries to MLCI from Deer Park, a wholly owned subsidiary of the Company, and to decreases in liquidity reserves on our mark-to-market positions.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other revenue..............................................................  $       52.4  $       36.8  $       15.6        42.4%

     Other revenue increased due primarily to higher revenues at PSM associated with sales of gas turbine components and at TTS for gas turbine maintenance services.

    Cost of Revenue

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Cost of revenue............................................................  $    4,245.1  $    4,046.2  $     (198.9)       (4.9)%

     The increase in total cost of revenue is explained by category below.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Plant operating expense....................................................  $      384.1  $      370.2  $      (13.9)       (3.8)%
Transmission purchase expense..............................................          40.7          31.1          (9.6)      (30.9)%
Royalty expense............................................................          18.5          12.8          (5.7)      (44.5)%
Purchased power expense for hedging and optimization.......................         616.3         817.6         201.3        24.6%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing expense.........................  $    1,059.6  $    1,231.7  $      172.1        14.0%
                                                                             ============  ============  ============

     Plant operating expense decreased primarily due to certain property tax rebates and favorable reassessments, recovery of a warranty claim, general cost cutting initiatives and timing of major maintenance spending versus prior year. Transmission purchase expense increased mostly due to additional power plants achieving commercial operation subsequent to June 30, 2004, and to increases in western area transmission fees.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and due to an increase in contingent purchase price payments to the previous owners of the Texas City and Clear Lake power plants, which are based on a percentage of gross revenues at the plants. At The Geysers, royalties are paid mostly as a percentage of geothermal electricity revenues.

     Purchased power expense for hedging and optimization decreased during the six months ended June 30, 2005, as compared to the same period in 2004 due primarily to a reduction in volumes as compared to the same period in 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Oil and gas operating expense..............................................  $        2.9  $        4.0  $        1.1        27.5%
Purchased gas expense for hedging and optimization.........................         899.4         814.4         (85.0)      (10.4)%
                                                                             ------------  ------------  ------------
   Total oil and gas operating and marketing expense.......................  $      902.3  $      818.4  $      (83.9)      (10.3)%
                                                                             ============  ============  ============

     The Company reclassified its remaining oil and gas operations to discontinued operations ("held for sale") in the six months ended June 30, 2005. Remaining activity in continuing operations relates primarily to gas pipeline activities which were not sold and activity in prior years also includes the results of minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Purchased gas expense for hedging and optimization increased during the six months ended June 30, 2005, due to higher natural gas prices as compared to the same period in 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Fuel expense...............................................................  $    1,807.8  $    1,676.1  $     (131.7)       (7.9)%
                                                                             ============  ============  ============

     Fuel expense increased during the six months ended June 30, 2005, as compared to the same period in 2004 due primarily to higher natural gas prices.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Depreciation, depletion and amortization expense...........................  $      248.6  $      216.3  $      (32.3)      (14.9)%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to June 30, 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Power plant impairment ....................................................  $      106.2  $        --   $     (106.2)     (100.0)%

     We recorded an impairment charge on Morris during the six months ended June 30, 2005. We expect to reclassify the Morris power plant's historical results, including this impairment charge, to discontinued operations in the third quarter of 2005.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Operating lease expense....................................................  $       50.3  $       54.8  $        4.5         8.2%

     Operating lease expense decreased from the prior year due to the restructuring of the King City lease in May 2004. After the restructuring we began to account for the King City lease as a capital lease. As a result, we stopped incurring operating lease expense at that facility and instead began to incur depreciation and interest expense.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other cost of revenue......................................................  $       70.3  $       49.0  $      (21.3)      (43.5)%

     Other cost of revenue increased during the six months ended June 30, 2005, as compared to the same period in 2004, due primarily to $19.2 for transaction costs incurred on the closing of an agreement to sell power to and buy gas from MLCI. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information.

    (Income)/Expenses

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
(Income) loss from unconsolidated investments..............................  $       (9.3) $        1.0  $       10.3     1,030.0%

     The increase in income was primarily due to an increase in income from the Acadia PP investment (mostly due to lower major maintenance costs),and the non-recurrence of losses recorded in 2004 from our investments in the Aries and AELLC power plants. In March 2004, we purchased the remaining 50% interest in the Aries power plant (at which time this plant was consolidated) and we ceased to recognize our share of the operating results of AELLC as we began to account for our investment in AELLC using the cost method following loss of effective control when AELLC filed for bankruptcy protection in November 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Equipment cancellation and asset impairment cost...........................  $        --   $        2.4  $        2.4       100.0%

     The 2004 charge was in connection with the termination of a purchase contract for heat recovery steam generator components.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Long-term service agreement cancellation charge............................  $       33.9  $        --   $      (33.9)     (100.0)%

     During the six months ending June 30, 2005, we recorded charges of $33.1 related to cancellation of nine LTSAs with GE as part of a restructuring of the service relationship. Additionally, we revised our previous estimate and recorded an additional $0.8 in charges related to previously cancelled LTSAs with Siemens Westinghouse.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Project development expense................................................  $       61.5  $       11.7  $      (49.8)     (425.6)%

     During the six months ended June 30,2005, we recorded a charge of $45.5 to write off three projects in suspended development and incurred $5.8 in preservation costs for projects in suspended construction.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Research and development expense...........................................  $       12.2  $        8.9  $       (3.3)      (37.1)%

     Research and development expense increased during the six months ended June 30, 2005, as compared to the same period in 2004 primarily due to increased personnel expenses, and consulting fees related to new research and development programs and testing at PSM.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Sales, general and administrative expense..................................  $      122.6  $      102.9  $      (19.7)      (19.1)%

     Sales, general and administrative expense increased during the six months ended June 30, 2005, primarily due to an increase in legal fees, franchise tax fees and write-off of tenant improvement costs related to excess office space.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Interest expense...........................................................  $      658.4  $      516.2  $     (142.2)      (27.5)%

     Interest expense increased primarily as a result of higher average interest rates and lower capitalization of interest expense. Interest capitalized decreased from $210.7 for the six months ended June 30, 2004, to $134.4 for the six months ended June 30, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. During the six months ended June 30, 2005, (i) interest expense related to our Senior Notes, contingent convertible notes, and term loans increased by $18.7; (ii) interest expense related to our CalGen subsidiary increased $24.8; (iii) interest expense related to our construction/project financing increased by $31.4; (iv) interest expense related to our CCFC I subsidiary increased by $5.5; and (v) interest expense related to preferred interests increased by $33.4 primarily due to the October 2004 closing of the $360 offering of redeemable preferred securities by our indirect subsidiary, Calpine Jersey I, and the $260 offering on January 31, 2005, of redeemable preferred securities by our indirect subsidiary, Calpine Jersey II. These increases in interest expense are partially offset by the decrease in interest expense of $17.7 related to the convertible debentures payable to the Calpine Capital Trusts, which have been redeemed.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Interest (income)..........................................................  $      (30.8) $      (21.0) $        9.8        46.7%

     Interest (income) increased during the six months ended June 30, 2005, due primarily to higher interest earned on margin deposits and collateralized letters of credit and due to higher interest rates.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Minority interest expense..................................................  $       20.8  $       13.2  $       (7.6)      (57.6)%

     Minority interest expense increased during the six months ended June 30, 2005, as compared to the same period in 2004 primarily due to an increase in income at CPLP, which is 70% owned by CPIF. The variance is largely due to an increase in availability at the Island Cogen plant in 2005 as a result of non-recurrence of major maintenance work performed during 2004.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
(Income) from repurchase of various issuances of debt......................  $     (150.9) $       (3.4) $      147.5     4,338.2%

     Income from repurchases of various issuances of debt is due to considerably higher volumes of Senior Notes repurchased during 2005. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Other expense (income), net................................................  $       20.8  $     (191.4) $     (212.2)     (110.9)%

     Other expense was $20.8 for the six months ended June 30, 2005, compared to other income of $191.4 for the six months ended June 30, 2004. The net expense for the six months ended June 30, 2005, was primarily due to an impairment charge of $18.5 related to our investment in Grays Ferry. Additionally, we had $6.4 higher letter of credit fees and we wrote off $5.8 of unamortized deferred financing costs in connection with the refinancing of the Metcalf project debt. These items were partially offset by a gain in foreign exchange transaction activities, which represented a favorable variance of $20.8 from the prior year. Other income for the six months ended June 30, 2004, included gains of $171.5 from the restructuring and sale of power purchase agreements for two of our New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Benefit for income taxes...................................................  $     (233.6) $     (143.2) $       90.4        63.1%

     During the six months ended June 30, 2005, our tax benefit increased by $90.4 as compared to the six months ended June 30, 2004 as our pre-tax loss increased in 2005. The effective tax rate decreased to 33.8% in 2005 compared to 39.0% in the same period in 2004 largely due to additional valuation allowances against deferred tax assets in 2005, thus reducing the tax benefit.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Discontinued operations, net of tax........................................  $       (9.8) $      124.3  $    (134.1)      (107.9)%

     The discontinued operations in the six months ended June 30, 2005, are a result of the July 2005 sales of Saltend and substantially all of our remaining oil and gas assets. The sales met the discontinued operations criteria as of June 30, 2005. Discontinued operations for the six months ended June 30, 2004, also included the Lost Pines 1 Power Project and oil and gas dispositions in 2004. In 2004, we recognized pre-tax gains on the sale of Lost Pines of $35.3 and on certain oil and gas dispositions of $3.6. Additionally, operating income was significantly higher at Saltend and from oil and gas operations in 2004 compared to 2005.

                                                                                   Six  Months Ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                  2005          2004       $ Change      % Change
                                                                             ------------- ------------- ------------- ------------
Net loss...................................................................  $     (467.2) $      (99.9) $     (367.3)     (367.7)%

     For the six months ended June 30, 2005, we reported revenue of $4.3 billion, representing an increase of 4.2% over the same period in the prior year. Including the discontinued operations, we recorded a net loss per share of $1.04, or a net loss of $467.2, compared to a net loss per share of $0.24, or a net loss of $99.9, for the same period in the prior year.

     Included in the six-months results are various non-routine items, which are discussed in more detail below and in the aggregate netted to a charge of $0.08 per share, consisting of impairment charges on two power plants in operation and three in development, cancellation charges to terminate several LTSAs, and a net gain on the repurchase of debt.

     For the six months ended June 30, 2005, our average capacity in operation for consolidated projects increased by 16.0% to 25,330 MW. We generated approximately 40.1 million MWh, which equated to a baseload capacity factor of 40.6%, and realized an average spark spread of $22.61/MWh. For the same period in 2004, Calpine generated 38.7 million MWh, which equated to a baseload capacity factor of 46.2%, and realized an average spark spread of $19.75/MWh.

     Gross profit (loss) decreased by $24.8, or 34%, to $48.3 in the six months ended June 30, 2005, compared to the same period in the prior year. This change is due primarily to a $106.2 impairment charge related to Morris. Despite improvements in market fundamentals, total spark spread - which increased by $144.8, or 19%, in the six months ended June 30, 2005, compared to the same period in 2004 - did not increase in line with the increases in plant operating expense, transmission purchase expense, depreciation, and interest expense associated with new power plants coming on line.

     During the six months ended June 30, 2005, financial results were positively impacted by $150.9 of income recorded from repurchase of various issuances of debt and negatively impacted by $33.9 in LTSA cancellation charges. In addition, we recorded $45.5 in project development expense due to the write-off of three projects in suspended development. Interest expense increased $142.2 between periods primarily due to an increase in the average interest rate and lower capitalization of interest expense as fewer plants were in active construction.

     Other expense was $20.8 for the six months ended June 30, 2005, compared to other income of $191.4 for the six months ended June 30, 2004. The net expense for the six months ended June 30, 2005, was due mainly to an impairment charge of $18.5 related to our investment in Grays Ferry. Other income for the six months ended June 30, 2004, included $171.5 in pre-tax gains from the restructuring and sale of power purchase agreements for two of our New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs.

     The discontinued operations in the six months ended June 30, 2005, are a result of the July 2005 sales of Saltend and substantially all of our remaining oil and natural gas assets which met discontinued operations criteria as of June 30, 2005.. Discontinued operations for the six months ended June 30, 2004, also included the Lost Pines 1 Power Project and oil and gas sales in 2004.

Liquidity and Capital Resources

     Our business is capital intensive. Our ability to capitalize on growth opportunities and to service the debt we incurred in order to construct and operate our current fleet of power plants is dependent on the continued availability of capital on attractive terms. The availability of such capital in today's environment is uncertain. To date, we have obtained cash from our operations; borrowings under credit facilities; issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; prepayments received for power sales; contract monetizations; and project financings. We have utilized this cash to fund our operations, service, repay or refinance debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing, optimization and trading activities, and meet our other cash and liquidity needs.

     Capital Availability -- Access to capital for many in the energy sector, including us, has been restricted since late 2001. While we have been able to access the capital and bank credit markets in this new environment, it has been on significantly different terms than before 2002. In particular, our senior working capital facilities and term loan financings entered into, and the majority of our debt securities offered and sold by us in this period have been secured by certain of our assets and subsidiary equity interests. We have also provided security to support our prepaid commodity transactions. In the aggregate, the average interest rate on our new debt instruments, especially on debt incurred to refinance existing debt, has been higher. The terms of financing available to us now and in the future may not be attractive to us. The timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

     In addition, satisfying all obligations under our outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months and potentially, thereafter, presents us with several challenges as our cash requirements (including our refinancing obligations) are expected to exceed the sum of our cash on hand permitted to be used to satisfy such requirements and cash from operations. Accordingly, we have in place a strategic initiative which includes possible sales or monetizations of certain of our assets. Whether we will have sufficient liquidity will depend on the success of that program. No assurance can be given that our program will be successful. If it is not successful, additional asset sales, refinancings, monetizations and other actions beyond those included in the strategic initiative would likely need to be made or taken, depending on market conditions. Our ability to reduce debt will also depend on our ability to repurchase debt securities through open market transactions, and the principal amount of debt able to be repurchased will be contingent upon market prices and other factors. Even if the program is successful, there can be no assurance that we will be able to continue work on our projects in development and suspended construction that have not been successfully project financed, and we could possibly incur substantial impairment losses as a result. In addition, even if the strategic initiative is successful, until there are significant sustained improvements in spark spreads, we expect that we will not have sufficient cash flow from operations to repay all of our indebtedness at maturity or to fund our other liquidity needs. We expect that we will need to extend or refinance all or a portion of our indebtedness, on or before maturity. While we currently believe that we will be successful in repaying, extending or refinancing all of our indebtedness on or before maturity, we cannot assure you that we will be able to do so or that the terms of any such extension or refinancing will be attractive. For further discussion of this see the risk factors in our 2004 Form 10-K and our Current Report on Form 8-K filed with the SEC on July 1, 2005.

Transactions Completed in the Three Months Ended June 30, 2005:

     o Repurchased in open market transactions $479.8 million in principal amount of our outstanding debt. The securities, which were trading at a discount to par value, were repurchased for approximately $337.9 million in cash plus accrued interest. We recorded a $137.5 million gain as a result of these repurchases after write-off of unamortized deferred financing costs and unamortized discounts. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information.

     o Received funding for Metcalf's $155.0 million offering of 5.5-Year Redeemable Preferred Shares and five-year, $100.0 million Senior Term Loan. A portion of the net proceeds was used to repay $50.0 million outstanding on the original Metcalf project financing, with the remaining net proceeds to be used as permitted by our existing indentures. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information.

     o Received funding for our $123.1 million, non-recourse project finance facility to complete the construction of the 79.9-MW Bethpage Energy Center 3. Approximately $55.0 million of the funding was used to reimburse us for costs spent to date on the project. An additional amount of approximately $11.2 million will be released upon satisfying certain conditions. The balance of funds will be used for transaction expenses, the final completion of the project and to fund certain reserve accounts. See Note 7 of the Notes to Consolidated Condensed Financial Statements for more information.

     o Issued $650.0 million in principal amount of 2015 Convertible Notes in June 2005. In July 2005, we used a portion of the net proceeds to redeem the $517.5 million in principal amount outstanding of 5% HIGH TIDES III preferred securities, of which $115.0 million was held by us. We used the remaining net proceeds to repurchase a portion of the outstanding principal amount of our 8 1/2% Senior Notes due 2011. See Notes 7 and 11 of the Notes to Consolidated Condensed Financial Statements for more information.

     o    Repurchased  $94.3  million in  principal  amount at  maturity of 2014
          Convertible Notes in exchange for 27.5 million shares of Calpine common stock. We recorded a pre-tax loss of $7.9 million on the exchange, which includes the write-off of the associated unamortized deferred financing costs and unamortized original issue discount. See
          Note 7 of the Notes to Consolidated Condensed Financial Statements for more information.

Debt Repurchases and Redemptions during the three months ended June 30, 2005:

     During the three months ended June 30, 2005, we repurchased Senior Notes in open market transactions totaling $479.8 million in principal amount. We repurchased the Senior Notes for cash of $337.9 million plus accrued interest as follows (in thousands):

Senior Notes                                      Principal      Cash Payment
------------                                   --------------   -------------
10 1/2% due 2006.........................      $    3,485.0      $    2,753.2
7 5/8% due 2006..........................           1,335.0           1,041.3
8 3/4 % due 2007.........................           3,000.0           1,665.0
8 1/2% due 2008..........................          25,500.0          18,297.5
7 3/4% due 2009..........................          35,000.0          20,865.0
8 5/8% due 2010..........................          37,468.0          24,077.4
8 1/2% due 2011..........................         374,000.0         269,154.8
                                               ------------      ------------
   Total repurchases.....................      $  479,788.0      $  337,854.2
                                               ============      ============

     For the three months ended June 30, 2005, we recorded an aggregate pre-tax gain of $137.5 million on the above repurchases after the write-off of unamortized deferred financing costs and unamortized discounts.

     Transactions Completed Subsequent to June 30, 2005 (See Note 15 of the Notes to Consolidated Condensed Financial Statements for more information):

     o Sold all of our remaining domestic oil and gas exploration and production properties and assets for $1.05 billion, less adjustments, transaction fees and expenses, and less approximately $75 million to reflect the value of certain oil and gas properties for which we were unable to obtain consents to assignment prior to closing. We expect to receive the remaining consents in the near future.

     o Completed the sale of Saltend, a 1,200-MW power plant in Hull, England, generating total gross proceeds of $862.5 million. Of this amount, approximately $647.1 million was used to redeem the $360.0 million Two-Year Redeemable Preferred Shares issued by our Calpine Jersey I subsidiary on October 26, 2004, and the $260.0 million Redeemable Preferred Shares issued by our Calpine Jersey II subsidiary on January 31, 2005, including interest and termination fees of $16.3 million and $10.8 million, respectively. As described further in Note 12, certain bondholders filed a lawsuit concerning the use of the proceeds remaining from the sale of Saltend.

     o Sold our 50% interest in the 175-MW Grays Ferry power plant to an affiliate of TNAI for $37.4 million. Previously, in the three months ended June 30, 2005, we recorded an impairment charge of $18.5 million related to our interest.

     o Completed the sale of our 156-MW Morris power plant for approximately $84.5 million. Previously, in the three months ended June 30, 2005, we recorded a $106.2 million impairment charge related to this facility.

     o Purchased approximately $138.9 million of our First Priority Notes under the terms of a tender offer.

     o Announced a 15-year Master Products and Services Agreement with GE, which is expected to lower operating costs in the future. As a result of 9 GE LTSA cancellations during the quarter, we recorded $33.1 million in charges.

     o Signed an agreement with Siemens Westinghouse to restructure the long-term relationship, which we expect will afford us additional flexibility to self-perform maintenance work in the future.

     As a result of transactions subsequent to June 30, 2005, we have lowered our total debt by approximately $1.3 billion to $17.4 billion.

     We are considering the sale of additional assets including the Ontelaunee Energy Center and the Philadelphia Water Works Plant. These additional sales could lead to additional material impairment charges or losses upon sale.

     See Note 15 of the Notes to Consolidated Condensed Financial Statements for more information.

     The sale of assets to reduce debt and lower annual interest costs is expected to materially lower our revenues, spark spread and gross profit (loss) and the final mix of assets actually sold will determine the degree of impact on operating results. While lowering debt, the accomplishment of the strategic initiative program, in and of itself, will likely not lead to improvement in certain measures of interest and principal coverage without significant improvement in market conditions. The amount of offsetting future interest savings will be a function of the principal amount of debt retired, and the amount that we will spend to reduce debt will depend on the market price of such debt and other factors. The final net future earnings impact of the initiatives is still uncertain.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                         ---------------------------
                                                                                                              2005          2004
                                                                                                         ------------- -------------
                                                                                                                (In thousands)
Beginning cash and cash equivalents....................................................................  $    718,023  $    962,108
Net cash provided by (used in):
   Operating activities................................................................................      (239,259)       11,993
   Investing activities................................................................................      (958,635)     (167,391)
   Financing activities................................................................................     1,124,721        20,769
   Effect of exchange rates changes on cash and cash equivalents.......................................        (8,897)      (13,146)
   Reclassification of change in cash included in assets of discontinued operations, current portion...           255        10,582
                                                                                                         ------------  ------------
   Net increase (decrease) in cash and cash equivalents................................................       (81,815)     (137,193)
                                                                                                         ------------  ------------
Ending cash and cash equivalents.......................................................................  $    636,208  $    824,915
                                                                                                         ============  ============

     Operating activities for the six months ended June 30, 2005, used net cash of $239.3 million, as compared to providing $12.0 million for the same period in 2004. In the first six months of 2005 there was a $51.3 million use of funds from net changes in operating assets and liabilities comprised of a decrease in accounts payable and accrued liabilities of $103.2 million, and an increase in net margin deposits posted to support CES contracting activity of $36.9 million. This was offset by decreases in accounts receivable of $57.7 million and inventory of $37.6 million.

     In the first six months of 2004, operating cash flows benefited from the receipt of $100.6 million from the termination of power purchase agreements for two of our New Jersey power plants and $16.4 million from the restructuring of a long-term gas supply contract. We had a $51.2 million use of funds from net changes in operating assets and liabilities, including an increase of $39.9 million in net margin deposits posted to support CES contracting activity.

     Investing activities for the six months ended June 30, 2005, consumed net cash of $958.6 million, as compared to $167.4 million in the same period of 2004. Capital expenditures, including capitalized interest, for the completion of our power facilities decreased from $795.4 million in 2004 to $539.6 million in 2005 as there were fewer projects under construction. Investing activities in 2005 also reflected a $433.2 million increase in restricted cash, $402.5 million of which resulted from the proceeds of the convertible offering in June set aside to redeem HIGH TIDES III preferred securities. Investing activities in 2004 included the receipt of $172.2 million from the disposal of the Lost Pines power plant and certain oil and gas assets, together with $85.4 million from the sale of a subsidiary holding power purchase agreements for two of our New Jersey power plants and a decrease in restricted cash of $452.4 million, offset by the purchase of the Brazos Valley power plant, the remaining 50% interest in the Aries power plant, and the remaining 20% interest in Calpine Cogen.

     Financing activities for the six months ended June 30, 2005, provided $1,124.7 million, as compared to $20.8 million in 2004. We continued our refinancing program in the first six months of 2005 by raising $260.0 million from a preferred security offering by Calpine Jersey II, $155.0 million from a preferred security offering by Metcalf $650.0 million from the 2015 Convertible Notes offering, $524.9 million from various project financings and $265.7 million from a prepaid commodity derivative contract at our Deer Park facility. We repaid $236.7 million of notes payable and project financing debt, in addition to using $402.2 million to repay or repurchase Senior Notes. Additionally, we incurred $80.3 million in financing and transaction costs.

     Working Capital -- At June 30, 2005, we had a negative working capital balance of approximately $555.1 million due primarily to (1) the classification as current liabilities of the projected use of proceeds of $611.0 million for bond purchase requirements (see Note 6 of the Notes to Consolidated Condensed Financial Statements for a discussion), (2) an increase of $136.5 million in net current derivative liabilities from December 31, 2004, to June 30, 2005, and (3) negative operating cash flow for the six months ended June 30, 2005.

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

     Letter of Credit Facilities -- At June 30, 2005 and December 31, 2004, we had approximately $604.1 million and $596.1 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities. Of the total letters of credit outstanding, $225.8 million and $233.3 million, respectively, were issued under the cash collateralized letter of credit facility at June 30, 2005 and December 31, 2004, respectively.

     Commodity Margin Deposits and Other Credit Support -- As of June 30, 2005 and December 31, 2004, to support commodity transactions we had deposited net amounts of $285.8 million and $248.9 million, respectively, in cash as margin deposits with third parties, and we made gas and power prepayments of $86.3 million, and $78.0 million, respectively, and had letters of credit outstanding of $127.4 million and $115.9 million, respectively. Since December 31, 2004, such amounts have increased as commodity prices have risen. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase or decrease based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the Second Priority Secured Debt Instruments. We have designated certain of our subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." We have designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second
Priority Secured Debt Instruments. The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at June 30, 2005, and selected income statement information for the six months ended June 30, 2005 (in thousands):

                                                                          Calpine
                                                                        Corporation
                                                                      and Restricted    Unrestricted
                                                                        Subsidiaries    Subsidiaries     Eliminations      Total
                                                                      --------------    -------------    ------------  -------------
Assets.............................................................   $   27,605,202    $    432,281     $  (227,856)  $ 27,809,627
                                                                      ==============    ============     ===========   ============
Liabilities........................................................   $   23,113,369    $    248,883     $        --   $ 23,362,252
                                                                      ==============    ============     ===========   ============
Total revenue......................................................   $    4,292,617    $      2,583     $    (1,798)  $  4,293,402
Total cost of revenue..............................................       (4,240,327)         (7,644)          2,863     (4,245,108)
Interest income....................................................           25,778           8,471          (3,471)        30,778
Interest expense...................................................         (651,924)         (6,520)             --       (658,444)
Other..............................................................          111,118           1,065              --        112,183
                                                                      --------------    ------------     -----------   ------------
   Net income......................................................   $     (462,738)   $     (2,045)    $    (2,406)  $   (467,189)
                                                                      ==============    ============     ===========   ============

     Bankruptcy-Remote Subsidiaries -- Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and its other subsidiaries. At June 30, 2005 these entities included: Metcalf, Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, PCF, PCF III, CNEM Holdings, CNEM, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy I, Inc., Calpine King City Cogen LLC, Calpine Securities Company, L.P., a parent company of Calpine King City Cogen LLC, and Calpine King City, LLC, an indirect parent company of Calpine Securities Company, L.P., Calpine Deer Park Partner LLC, Calpine Deer Park LLC and Deer Park.

     Indenture and Debt and Lease Covenant Compliance -- Certain of our indentures place conditions on our ability to issue indebtedness if our interest coverage ratio (as defined in those indentures) is below 2:1. Currently, our interest coverage ratio (as so defined) is below 2:1 and, consequently, we generally would not be allowed to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by our subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as our interest coverage ratio is below 2:1, our ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments will be limited. Moreover, certain of our indentures will prohibit any further investments in non-subsidiary affiliates if and for so long as our interest coverage ratio (as defined therein) is below 1.75:1 and, as of June 30, 2005, such interest coverage ratio was below 1.75:1. We currently do not expect this limitation on our ability to make investments in non-subsidiary affiliates to have a material impact on our business.

     Certain of our indebtedness issued in the last half of 2004 was incurred in reliance on provisions in certain of our existing indentures pursuant to which we are able to incur indebtedness if, after giving effect to the incurrence and the repayment of other indebtedness with the proceeds there from, our interest coverage ratio (as defined in those indentures) is greater than 2:1. In order to satisfy the interest coverage ratio requirement in connection with certain securities issued in 2004, the proceeds of such issuances are required to be used to repurchase or redeem other existing indebtedness. While we have completed a substantial portion of such repurchases during the fourth quarter of 2004 and the first six months of 2005, we are still in the process of completing the required amount of repurchases and expect to do so as soon as practicable. While the amount that we will be required to spend to repurchase the applicable remaining principal amount of such indebtedness will ultimately depend on the market prices of our outstanding indebtedness at the time the indebtedness is repurchased, we estimate that, as of June 30, 2005, as adjusted for market conditions and financial covenant calculations, we would be required to spend approximately $184.0 million on additional repurchases in order to fully satisfy this requirement. If the market price of our outstanding principal indebtedness were to change substantially from current market prices, the amount that we would be required to spend to repurchase the same principal amount of such indebtedness could be significantly different from the amounts currently estimated. The principal amount of the indebtedness required to be repurchased has been classified as Senior Notes, current portion, on our Consolidated Condensed Balance Sheet as of June 30, 2005. Subsequent to June 30, 2005, we satisfied a portion of such requirement such that, as of July 31, 2005, our estimate, adjusted as described above, is that we would be required to spend approximately $182.0 million on additional repurchases. See Note 7 of the Notes to Consolidated Condensed Financial Statements.

     When we or one of our subsidiaries sells a significant asset or issues preferred equity, our indentures generally require that the net proceeds of the transaction be used to make capital expenditures or to repurchase or repay certain types of indebtedness, in each case within 365 days of the closing date of the transaction. This general requirement contains certain customary exceptions and, in the case of certain assets, including the gas portion of our oil and gas assets sold in July 2005, that are defined as "designated assets" under some of our indentures, there are additional provisions that apply to the sale of these assets as discussed further below. In light of these requirements, and taking into account the amount of capital expenditures currently budgeted for the remainder of 2005, and forecasted for 2006, we anticipate that subsequent to June 30, 2005, we will need to use a total of approximately $427.0 million of the net proceeds from the three series of preferred equity issued by our subsidiaries, to repurchase or repay indebtedness. Accordingly, this amount of long-term debt has been reclassified as Senior Notes, current portion, on our Consolidated Condensed Balance Sheet as of June 30, 2005. The actual amount of the net proceeds that will be required to be used to repurchase or repay debt will depend upon the actual amount of the net proceeds that is used to make capital expenditures, which may be more or less than the amount currently budgeted and/or forecasted.

     In addition, the net proceeds from the asset sales completed after June 30, 2005, will similarly be subject to the asset sale provisions of our indentures, and we anticipate that, on the basis described above, in connection with the asset sales that have been completed after June 30, 2005, (including the sale of Saltend), an additional $343.1 million will need to be used to make qualifying capital expenditures and/or repurchase or repay indebtedness. As described further in Note 12, however, certain bondholders filed a lawsuit concerning the use of the proceeds from the sale of Saltend. In connection with that lawsuit, the net proceeds from that sale, after the redemption of two series of redeemable preferred securities, are currently subject to an order of the Court in that matter requiring such proceeds to be held at or in the control of CCRC.

     As noted above, our oil and gas assets were sold on July 7, 2005, with the gas component of such sale constituting "designated assets" under certain of our indentures. These indentures require us to make an offer to purchase our First Priority Notes with the net proceeds of a sale of designated assets not otherwise applied in accordance with the other permitted uses under such indentures. Accordingly, we made an offer to purchase the First Priority Notes in June 2005. The offer to purchase expired on July 8, 2005, and we purchased, with proceeds of the sale of the gas assets, all of the approximately $138.9 million in principal amount of the First Priority Notes tendered in connection with the offer to purchase. We may use the remaining net proceeds of $708.5 million arising from the sale of our gas assets to acquire new natural gas and/or geothermal energy assets permitted to be acquired under such indentures, and a portion of such remaining net proceeds have been so applied. However, there can be no assurance that we would be successful in identifying or acquiring any additional new assets on acceptable terms or at all. If we do not, within 180 days of receipt of the net proceeds from the sale of our gas assets, use all of the remaining net proceeds to acquire such new assets, and/or to repurchase or repay (through open market or privately-negotiated transactions, tender offers or otherwise) any or all of the approximately $646.1 million aggregate principal amount of First Priority Notes remaining outstanding after consummation of the offer to purchase (either of which actions we may, but are not required, to take), then we will, to the extent that the remaining net proceeds from the sale exceed $50 million, be required under the terms of our Second Priority Secured Financing Documents to make an offer to purchase our outstanding second priority senior secured indebtedness up to the amount of the remaining net proceeds.

     In connection with several of our subsidiaries' lease financing transactions (Agnews, Geysers, Pasadena, Broad River, RockGen and South Point) the insurance policies we have in place do not comply in every respect with the insurance requirements set forth in the financing documents. We have requested from the relevant financing parties, and are expecting to receive, waivers of this noncompliance. While failure to have the required insurance in place is listed in the financing documents as an event of default, the financing parties may not unreasonably withhold their approval of our waiver request so long as the required insurance coverage is not reasonably available or commercially feasible and we deliver a report from our insurance consultant to that effect. We have delivered the required insurance consultant reports to the relevant financing parties and therefore anticipate that the necessary waivers will be executed shortly.

     In connection with the sale/leaseback transaction of Agnews, we have not fully complied with covenants pertaining to the operations and maintenance agreement, which noncompliance is technically an event of default. We are in the process of addressing this by seeking the lessor's approval to renew and extend the operations and maintenance agreement for the Agnews facility.

     In connection with the sale/leaseback transaction of Calpine Monterey Cogeneration, Inc., we have not fully complied with covenants pertaining to amendments to gas and power purchase agreements, which noncompliance is technically an event of default. We are in the process of addressing this by seeking a consent and waiver.

     Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their cash flow to service our indebtedness, including our ability to pay the interest on and principal of our Senior Notes. However, as also described in our 2004 Form 10-K, first quarter 10-Q, and current report on Form 8-K filed with the SEC on July 1, 2005, cash flow from operations is currently insufficient to meet in full our cash, liquidity and refinancing obligations for the year, so we presently also depend in part upon the success of our Strategic Initiative program in order to fully service our debt. In addition, financing agreements covering a substantial portion of the indebtedness of our subsidiaries and other affiliates restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of their obligations, including their outstanding debt, operating expenses, lease payments and reserves.

     Effective Tax Rate -- For the three months ended June 30, 2005, our effective tax rate on continuing operations decreased to 32.7%, as compared to 39.5% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the effective tax rate was 33.8% and 39.0%, respectively. The tax rate on continuing operations for the quarter and six months ended June 30, 2004, have been restated to reflect the reclassification to discontinued operations of certain tax expense related to the sale of our oil and gas reserves. See Note 8 of the Notes to Consolidated Condensed Financial Statements. This effective tax rate on continuing operations is based on the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

     Off-Balance Sheet Commitments -- In accordance with SFAS No. 13 and SFAS No. 98, "Accounting for Leases" our facility operating leases, which include certain sale/leaseback transactions, are not reflected on our balance sheet. All lessors in these contracts are third parties that are unrelated to us. The sale/leaseback transactions utilize SPEs formed by the equity investors with the sole purpose of owning a power generation facility. Some of our operating leases contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance debt instruments. We have no ownership or other interest in any of these SPEs.

     In accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FASB Interpretation No. 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)," the third party debt on the books of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheet. At June 30, 2005, third party investee debt was approximately $200.2 million. Of this amount, $3.1 million relates to our investment in AELLC, for which the cost method of accounting was used as of December 31, 2004, and $45.2 million relates to our investment in Grays Ferry, which we sold subsequent to June 30, 2005. Based on our pro rata ownership share of each of the investments, our share would be approximately $84.8 million. This amount includes our share for AELLC of $1.0 million and for Grays Ferry of $22.6 million. All such debt is non-recourse to us. The increase in investee debt between periods is primarily due to borrowings for the Valladolid III Energy Center currently under construction. The July 2005 sale of Grays Ferry eliminates our share of that facility's debt, representing a reduction of approximately $22.6 million of our unconsolidated, non-recourse project debt as of June 30, 2005. See Note 6 of the Notes to Consolidated Condensed Financial Statements for additional information on our equity and cost method investments.

     We own a 32.3% interest in AELLC. AELLC owns the 136-MW Androscoggin Energy Center located in Maine. On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. See Note 12 of the Notes to Consolidated Condensed Financial Statements for more information about this legal proceeding. We recorded our $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy, we lost significant influence and control of the project and have adopted the cost method of accounting for our investment in AELLC. Also, in December 2004, we determined that our investment in AELLC was impaired and recorded a $5.0 million impairment reserve. On April 12, 2005, AELLC sold three fixed-price gas contracts to Merrill Lynch Commodities Canada, ULC, and used a portion of the proceeds to pay down its remaining construction debt. As of June 30, 2005, the facility had third-party debt outstanding of $3.1 million. See
Note 12 of the Notes to Consolidated Condensed Financial Statements for an update on this investment.

     Credit Considerations -- On May 9, 2005, Standard & Poor's lowered its corporate credit rating on Calpine Corporation to single B- from single B. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by one notch, with a few exceptions.

     On May 12, 2005, Moody's Investor Service lowered its senior implied issuer rating on Calpine Corporation to B3 from B2. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by two notches, with a few exceptions.

     On May 25, 2005, following the announcement of Calpine Corporation's strategic program to accelerate the $3 billion debt reduction target to year-end, Fitch Ratings placed the credit ratings of Calpine Corporation on rating watch evolving, meaning Fitch may lower, maintain, or raise their ratings on the Company's debt securities in the near-term.

     Credit rating downgrades have had a negative impact on our liquidity by reducing attractive financing opportunities and increasing the amount of collateral required by trading counterparties. Any future credit rating downgrades could have similar effects on our liquidity.

     Capital Spending -- See Note 5 of the Notes to Consolidated Condensed Financial Statements for a discussion of our development and construction projects at June 30, 2005

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

     o Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in HBO transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in MWh for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively beginning October 1, 2003, in accordance with EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3:
          "Issues  Involved in  Accounting  for  Derivative  Contracts  Held for
          Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

     o Average heat rate for gas-fired fleet of power plants expressed in Btu of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu's by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a "steam-adjusted" heat rate, in which we adjust the fuel consumption in Btu's down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

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

     o Average cost of natural gas expressed in dollars per millions of Btu's of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu's of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company gas pipeline charges, which is eliminated in consolidation), and the spread on sales of purchased gas for hedging, balancing, and optimization activity by (b) the heat content in millions of Btu's of the fuel we consumed in our power plants for the period.

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

     o Average plant operating expense per normalized MWh. To assess trends in electric power POX per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both base load and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

     The table below presents, the operating performance metrics discussed above.

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                         ----------------------------- ----------------------------
                                                                              2005           2004           2005           2004
                                                                         -------------- -------------- -------------- -------------
                                                                                               (In thousands)
Operating Performance Metrics:
   Total deliveries of power:
      MWh generated.....................................................       20,042         20,066         40,078         38,710
      HBO and trading MWh sold..........................................       11,016         13,926         24,430         25,761
                                                                         ------------   ------------   ------------   ------------
      MWh delivered.....................................................       31,058         33,992         64,508         64,471
                                                                         ============   ============   ============   ============
   Average availability.................................................           89%            90%            89%            90%
   Average baseload capacity factor:
      Average total consolidated gross MW in operation..................       25,566         23,057         25,330         21,834
      Less: Average MW of pure peakers..................................        2,965          2,951          2,965          2,951
                                                                         ------------   ------------   ------------   ------------
      Average baseload MW in operation..................................       22,601         20,106         22,365         18,883
      Hours in the period...............................................        2,184          2,184          4,344          4,368
      Potential baseload generation.....................................       49,361         43,912         97,154         82,481
      Actual total generation...........................................       20,042         20,066         40,078         38,710
      Less: Actual pure peakers' generation.............................          371            300            600            573
                                                                         ------------   ------------   ------------   ------------
      Actual baseload generation........................................       19,671         19,766         39,478         38,137
      Average baseload capacity factor..................................         39.9%          45.0%          40.6%          46.2%
   Average heat rate for gas-fired power plants (excluding peakers)
    (Btu's/KWh):
      Not steam adjusted................................................        8,648          8,395          8,585          8,360
      Steam adjusted....................................................        7,294          7,265          7,219          7,169
   Average all-in realized electric price:
      Electricity and steam revenue..................................... $  1,298,973   $  1,239,147   $  2,577,252   $  2,372,342
      Spread on sales of purchased power for hedging and optimization...       97,705         51,481        163,919         56,271
                                                                         ------------   ------------   ------------   ------------
      Adjusted electricity and steam revenue (in thousands)............. $  1,396,678   $  1,290,628   $  2,741,171   $  2,428,613
      MWh generated (in thousands)......................................       20,042         20,066         40,078         38,710
      Average all-in realized electric price per MWh.................... $      69.69   $      64.32   $      68.40   $      62.74
   Average cost of natural gas:
      Fuel expense (in thousands)....................................... $    913,531   $    899,291   $  1,807,839   $  1,676,077
      Gas pipeline charge elimination (1)...............................        1,700          5,706          4,936         11,394
      Spread on sales of purchased gas for hedging and optimization.....       29,162        (28,049)        22,125        (20,299)
                                                                         ------------   ------------   ------------   ------------
      Adjusted fuel expense............................................. $    944,393   $    876,948   $  1,834,900   $  1,667,172
      MMBtu of fuel consumed by generating plants (in thousands)........      132,904        140,947        267,666        274,157
      Average cost of natural gas per MMBtu............................. $       7.11   $       6.22   $       6.86   $       6.08
      MWh generated (in thousands)......................................       20,042         20,066         40,078         38,710
      Average cost of adjusted fuel expense per MWh..................... $      47.12   $      43.70   $      45.78   $      43.07
   Average spark spread:
      Adjusted electricity and steam revenue (in thousands)............. $  1,396,678   $  1,290,628   $  2,741,171   $  2,428,613
      Less:  Adjusted fuel expense (in thousands).......................      944,393        876,948      1,834,900      1,667,172
                                                                         ------------   ------------   ------------   ------------
      Spark spread (in thousands)....................................... $    452,285   $    413,680   $    906,271   $    761,441
      MWh generated (in thousands)......................................       20,042         20,066         40,078         38,710
      Average spark spread per MWh...................................... $      22.57   $      20.62   $      22.61   $      19.67
   Average POX per normalized MWh
    (for comparison purposes we also include POX per actual MWh):
      Average total consolidated gross MW in operations.................       25,566         23,057         25,330         21,834
      Hours in the period...............................................        2,184          2,184          4,344          4,368
      Total potential MWh...............................................       55,836         50,356        110,034         95,371
      Normalized MWh (at 70% capacity factor)...........................       39,085         35,250         77,023         66,760
      Plant operating expense (POX)..................................... $    201,855   $    204,583   $    384,104   $    370,249
      POX per normalized MWh............................................ $       5.16   $       5.80   $       4.99   $       5.55
      Actual MWh generated (in thousands)...............................       20,042         20,066         40,078         38,710
                                                                         ------------   ------------   ------------   ------------
      POX per actual MWh................................................ $      10.07   $      10.20   $       9.58   $       9.56
                                                                         ------------   ------------   ------------   ------------
------------

(1) In prior year periods, "gas pipeline charges" also included some small amounts for fuel charges related to gas assets since sold but not reclassified to discontinued operations.

     The  table  below  provides  additional  detail  of  total   mark-to-market
activity. For the three and six months ended June 30, 2005 and 2004, mark-to-market activities, net consisted of (dollars in thousands):

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                         ----------------------------- ----------------------------
                                                                              2005           2004           2005           2004
                                                                         -------------- -------------- -------------- -------------
Realized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03..................  $     84,609   $     11,138   $     82,484   $     29,847
      Other mark-to-market activity (1)................................        (1,848)        (4,773)        (8,661)        (5,944)
                                                                         ------------   ------------   ------------   ------------
        Total realized power activity..................................  $     82,761   $      6,365   $     73,823   $     23,903
                                                                         ============   ============   ============   ============
   Gas activity
      "Trading Activity" as defined in EITF No. 02-03..................  $    (39,318)  $        (57)  $    (42,749)  $       (131)
      Other mark-to-market activity (1)................................            --             --             --             --
                                                                         ------------   ------------   ------------   ------------
        Total realized gas activity....................................  $    (39,318)  $        (57)  $    (42,749)  $       (131)
                                                                         ============   ============   ============   ============
Total realized activity:
      "Trading Activity" as defined in EITF No. 02-03..................  $     45,291   $     11,081   $     39,735   $     29,716
      Other mark-to-market activity (1)................................        (1,848)        (4,773)        (8,661)        (5,944)
                                                                         ------------   ------------   ------------   ------------
        Total realized activity........................................  $     43,443   $      6,308   $     31,074   $     23,772
                                                                         ============   ============   ============   ============
Unrealized:
   Power activity
      "Trading Activity" as defined in EITF No. 02-03..................  $    (21,557)  $    (23,178)  $      2,484   $    (23,869)
      Ineffectiveness related to cash flow hedges......................           734            666           (304)           126
      Other mark-to-market activity (1)................................         2,638         (2,981)         1,745        (12,776)
                                                                         ------------   ------------   ------------   ------------
        Total unrealized power activity................................  $    (18,185)  $    (25,493)  $      3,925   $    (36,519)
                                                                         ============   ============   ============   ============
   Gas activity
      "Trading Activity" as defined in EITF No. 02-03..................  $    (21,954)  $     (3,737)  $    (36,422)  $     (3,102)
      Ineffectiveness related to cash flow hedges......................          (430)           317            766          5,763
      Other mark-to-market activity (1)................................            --             --             --             --
                                                                         ------------   ------------   ------------   ------------
        Total unrealized gas activity..................................  $    (22,384)  $     (3,420)  $    (35,656)  $      2,661
                                                                         ============   ============   ============   ============
Total unrealized activity:
   "Trading Activity" as defined in EITF No. 02-03.....................  $    (43,511)  $    (26,915)  $    (33,938)  $    (26,971)
   Ineffectiveness related to cash flow hedges.........................           304            983            462          5,889
   Other mark-to-market activity (1)...................................         2,638         (2,981)         1,745        (12,776)
                                                                         ------------   ------------   ------------   ------------
        Total unrealized activity......................................  $    (40,569)  $    (28,913)  $    (31,731)  $    (33,858)
                                                                         ============   ============   ============   ============
Total mark-to-market activity:
   "Trading Activity" as defined in EITF No. 02-03.....................  $      1,780   $    (15,834)  $      5,797   $      2,745
   Ineffectiveness related to cash flow hedges.........................           304            983            462          5,889
   Other mark-to-market activity (1)...................................           790         (7,754)        (6,916)       (18,720)
                                                                         ------------   ------------   ------------   ------------
        Total mark-to-market activity..................................  $      2,874   $    (22,605)  $       (657)  $    (10,086)
                                                                         ============   ============   ============   ============
------------

(1)  Activity related to our assets but does not qualify for hedge accounting.

Overview

     Summary of Key Activities Through June 30, 2005

      Finance -- New Issuances and Amendments:

       Date              Amount                                                 Description
-----------------  --------------    ----------------------------------------------------------------------------------------------
6/20/05..........  $255.0 million    Metcalf closes on a $155 million 5.5-Year Redeemable Preferred Shares offering and a five-year
                                        $100 million Senior Term Loan
6/23/05..........  $650.0 million    Receive funding on offering of 2015 Convertible Notes
6/30/05..........  $123.1 million    Close project finance facility for Bethpage Energy Center 3

      Finance -- Repurchases and Extinguishments:

       Date              Amount                                                 Description
-----------------  --------------    ----------------------------------------------------------------------------------------------
4/1/05-6/30/05...  $94.3 million     Exchange approximately 27.5 million shares of Calpine common stock for $94.3 million in aggregate outstanding principal amount of 2014 Convertible Notes
4/1/05-6/30/05...  $479.8 million    Repurchase $479.8 million in Senior Notes for $337.9 million in cash plus accrued interest

      Asset Sales:

       Date                                                         Description
-----------------  ----------------------------------------------------------------------------------------------------------------
5/31/05..........  Agree to sell Saltend for gross proceeds of approximately $862.5 million
6/28/05..........  Agree to sell oil and gas properties for $1.05 billion, prior to fees and holdbacks

      Other:

       Date                                                         Description
-----------------  ----------------------------------------------------------------------------------------------------------------
4/12/05..........  Enter into a 20-year Clean Energy Supply Contract with the OPA to make clean energy available from Calpine'sw new 1,005-MW Greenfield Energy Centre, a partnership between Calpine and Mitsui, once commercial operation is achieved
6/1/05...........  Expand and extend power contract with Safeway, Inc. for up to 141 MW during on peak and 122 MW during off peak through  mid-2008
6/2/05...........  Carville Energy Center, LLC, CES, and Entergy enter into a one-year agreement to supply up to 485 MW of capacity and energy to Entergy

      Power Plant Development and Construction:

       Date                      Project                         Description
-----------------  -------------------------------         ---------------------
5/4/05...........  Pastoria Energy Center                   Commercial Operation
5/27/05..........  Metcalf Energy Center                    Commercial Operation
6/1/05...........  Fox Energy Center (Phase 1)              Commercial Operation


California Power Market

     The volatility in the California power market from mid-2000 through mid-2001 has produced significant unanticipated results. The unresolved issues arising in that market, where 41 of our 95 power plants are located, could adversely affect our performance. See Note 14 of the Notes to Consolidated Condensed Financial Statements for a further discussion.

Financial Market Risks

     As we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

     The change in fair value of outstanding commodity derivative instruments from January 1, 2005 through June 30, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2005............................................................  $        37,863
Cash gains recognized or otherwise settled during the period (1)..................................................          (19,991)
Non-cash gains recognized or otherwise settled during the period (2)..............................................          (10,769)
Changes in fair value attributable to new contracts (3)...........................................................         (285,058)
Changes in fair value attributable to price movements (4).........................................................          (55,400)
                                                                                                                    ---------------
   Fair value of contracts outstanding at June 30, 2005...........................................................  $      (333,355)
                                                                                                                    ===============
Realized cash flow from fair value hedges (5).....................................................................  $        83,803
                                                                                                                    ===============
------------

(1) Realized gains from cash flow hedges and mark-to-market activity are reflected in the tables below (in millions):

Realized value of cash flow hedges (a)............................................................................  $         (22.0)
Net of:
   Terminated and monetized derivatives...........................................................................            (16.3)
   Equity method hedges...........................................................................................              1.4
                                                                                                                    ---------------
   Cash gains realized from cash flow hedges......................................................................  $          (7.1)
                                                                                                                    ---------------
Realized value of mark-to-market activity (b).....................................................................  $          31.1
Net of:
   Non-cash realized mark-to-market activity......................................................................              4.0
                                                                                                                    ---------------
   Cash gains realized on mark-to-market activity.................................................................             27.1
                                                                                                                    ---------------
   Cash gains recognized or otherwise settled during the period...................................................  $          20.0
                                                                                                                    ===============

     (a) Realized value as disclosed in Note 9 of the Notes to Consolidated Condensed Financial Statements

     (b) Realized value as reported in Management's discussion and analysis of operating performance metrics

(2) This represents the non-cash amortization of deferred items embedded in our derivative assets and liabilities.

(3) The change attributable to new contracts includes the $260.3 million derivative liability associated with a transaction by our Deer Park facility as discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements.

(4) Net commodity derivative assets reported in Note9 of the Notes to Consolidated Condensed Financial Statements.

(5) Not included as part of the roll-forward of net derivative assets and liabilities because changes in the hedge instrument and hedged item move in equal and offsetting directions to the extent the fair value hedges are perfectly effective.

     The fair value of outstanding derivative commodity instruments at June 30, 2005, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

                       Fair Value Source                            2005       2006-2007     2008-2009     After 2009      Total
-------------------------------------------------------------  ------------- ------------- ------------- ------------- -------------
Prices actively quoted.......................................  $     67,742  $     48,165  $         --   $        --   $   115,907
Prices provided by other external sources....................      (146,648)     (195,817)        6,904       (33,591)     (369,152)
Prices based on models and other valuation methods...........            --         2,748       (57,789)      (25,069)      (80,110)
                                                               ------------  ------------  ------------   -----------   -----------
   Total fair value..........................................  $    (78,906) $   (144,904) $    (50,885)  $   (58,660)  $  (333,355)
                                                               ============  ============  ============   ===========   ===========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at June 30, 2005, and the period during which the instruments will mature are summarized in the table below (in thousands):

                       Credit Quality                               2005       2006-2007     2008-2009     After 2009      Total
-------------------------------------------------------------  ------------- ------------- ------------- ------------- -------------
(Based on Standard & Poor's Ratings as of June 30, 2005)
Investment grade.............................................  $    (98,720) $   (143,525) $    (50,836)  $   (58,660)  $  (351,741)
Non-investment grade.........................................         6,079           453           (20)           --         6,512
No external ratings..........................................        13,735        (1,832)          (29)           --        11,874
                                                               ------------  ------------  ------------   -----------   -----------
   Total fair value..........................................  $    (78,906) $   (144,904) $    (50,885)  $   (58,660)  $  (333,355)
                                                               ============  ============  ============   ===========   ===========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                                  Fair Value
                                                                   After 10%
                                                                    Adverse
                                                    Fair Value   Price Change
                                                  -------------  -------------
At June 30, 2005:
   Electricity..................................  $   (509,808)  $   (751,151)
   Natural gas..................................       176,453         46,568
                                                  ------------   ------------
      Total.....................................  $   (333,355)  $   (704,583)

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

     Price changes were calculated by assuming an across-the-board 10% adverse price change regardless of term or historical relationship between the contract price of an instrument and the underlying commodity price. In the event of an actual 10% change in prices, the fair value of our derivative portfolio would typically change by more than 10% for earlier forward months and less than 10% for later forward months because of the higher volatilities in the near term and the effects of discounting expected future cash flows.

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions increased by 81% from December 31, 2004, to June 30, 2005, and the total volume of open power derivative positions increased by 158% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of June 30, 2005, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and six months ended June 30, 2005, have reflected this. See Notes 8 and 9 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity.

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of June 30, 2005 (dollars in thousands):

      Variable to Fixed Swaps

                                                                            Weighted
                                                                             Average       Weighted Average
                                                           Notional       Interest Rate      Interest Rate           Fair Market
Maturity Date                                         Principal Amount       (Pay)             (Receive)               Value
----------------------------------------------------  ----------------  ---------------- ---------------------      ----------------
2011................................................  $        57,291         4.5%       3-month US $LIBOR          $        (1,166)
2011................................................          287,446         4.5%       3-month US $LIBOR                   (5,890)
2011................................................          201,003         4.4%       3-month US $LIBOR                   (2,756)
2011................................................           40,062         4.4%       3-month US $LIBOR                     (550)
2011................................................            9,984         6.9%       3-month US $LIBOR                   (3,390)
2011................................................           45,451         4.9%       3-month US $LIBOR                   (1,941)
2011................................................           19,967         4.8%       3-month US $LIBOR                   (1,611)
2011................................................            9,984         4.8%       3-month US $LIBOR                     (805)
2011................................................           13,238         4.9%       3-month US $LIBOR                     (970)
2011................................................           13,238         4.9%       3-month US $LIBOR                     (970)
2011................................................            9,984         4.8%       3-month US $LIBOR                     (805)
2011................................................           13,238         4.9%       3-month US $LIBOR                     (970)
2011................................................            9,984         4.8%       3-month US $LIBOR                     (805)
2012................................................          102,564         6.5%       3-month US $LIBOR                  (10,420)
2016................................................           20,610         7.3%       3-month US $LIBOR                   (3,619)
2016................................................           13,740         7.3%       3-month US $LIBOR                   (2,410)
2016................................................           41,220         7.3%       3-month US $LIBOR                   (7,230)
2016................................................           27,480         7.3%       3-month US $LIBOR                   (4,820)
2016................................................           34,350         7.3%       3-month US $LIBOR                   (6,025)
                                                      ---------------                                               ---------------
   Total............................................  $       970,834         5.1%                                  $       (57,153)
                                                      ===============                                               ===============

      Fixed to Variable Swaps

                                                                         Weighted Average     Weighted Average
                                                          Notional         Interest Rate         Interest Rate         Fair Market
Maturity Date                                         Principal Amount         (Pay)              (Receive)               Value
----------------------------------------------------  ----------------  ------------------ ---------------------    ----------------
2011................................................  $       100,000   6-month US $LIBOR           8.5%            $        (4,398)
2011................................................          100,000   6-month US $LIBOR           8.5%                     (5,419)
2011................................................          200,000   6-month US $LIBOR           8.5%                     (5,949)
2011................................................          100,000   6-month US $LIBOR           8.5%                     (2,817)
                                                      ---------------                                               ---------------
   Total............................................  $       500,000                               8.5%            $       (18,583)
                                                      ===============                                               ===============

     The fair value of outstanding interest rate swaps and the fair value that would be expected after a 1% adverse interest rate change are shown in the table below (in thousands):

                                                       Fair Value After a 1.0%
                                                      (100 Basis Point) Adverse
Net Fair Value as of June 30, 2005                      Interest Rate Change
---------------------------------------------------   --------------------------
$(75,736)..........................................         $  (95,097)

     Currency Exposure -- We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, "Foreign Currency Translation," ("SFAS No. 52") to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at June 30, 2005, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

                                                   Impact to Pre-Tax Net Income
                                                    After 10% Adverse Exchange
Currency Exposure                                           Rate Change
------------------------------------------------   -----------------------------
GBP-Euro........................................            $  (14,144)
$Cdn-$US........................................              (119,120)
Other...........................................                (2,598)

     In prior periods, we reported significant unhedged positions and corresponding foreign currency transaction gains and losses due to our exposure to changes in the GBP-$US exchange rate. As a result of the sale of Saltend (see Notes 8 and 15 of the Notes to Consolidated Condensed Financial Statements for more information), effectively all of our GBP-$US exposure has been eliminated. We expect that currency movements will continue create volatility within our pre-tax earnings in future periods, but such volatility will not result from movements in the GBP-$US exchange rate.

     Significant changes in exchange rates will also impact our CTA balance when translating the financial statements of our foreign operations from their respective functional currencies into our reporting currency, the U.S. dollar. An example of the impact that significant exchange rate movements can have on our Balance Sheet position occurred in 2004. During 2004, our CTA increased by approximately $62 million primarily due to a strengthening of the Canadian dollar and GBP against the U.S. dollar by approximately 7% each.

Foreign Currency Transaction Gain (Loss)

     Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004:

     The major components of our foreign currency transaction gain from continuing operations of $11.2 million for the three months ended June 30, 2005, and our foreign currency transaction loss from continuing operations of $5.2 million, for the three months ended June 30, 2004, are as follows (amounts in millions):

                                                        2005          2004
                                                    ------------   ------------
Gain (Loss) from $Cdn-$US fluctuations............  $       7.9    $     (4.0)
Gain (Loss) from GBP-Euro fluctuations............          5.2          (0.7)
Loss from other currency fluctuations.............         (1.9)         (0.5)
                                                    -----------    ----------
   Total..........................................  $      11.2    $     (5.2)
                                                    ===========    ==========

     The $Cdn-$US gain for the three months ended June 30, 2005, was due primarily to a strengthening of the U.S. dollar against the Canadian dollar during the second quarter of 2005. In September 2004, we sold substantially all of our oil and gas assets in Canada, which significantly reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries. As a result, we are now considerably more exposed to fluctuations in the $Cdn-$US exchange rate as we hold several significant $Cdn-denominated liabilities that can no longer be hedged under SFAS No. 52. When the U.S. dollar strengthened during the second quarter of 2005, significant remeasurement gains were triggered on these loans. This gain was partially offset by remeasurement losses recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52.

     The $Cdn-$US loss for the three months ended June 30, 2004, was moderate despite the fact that the U.S. dollar strengthened considerably against the Canadian dollar during the second quarter of 2004. The primary reason for this was because the majority of our existing $Cdn-$US exposures were effectively designated as hedges of our net investment in Canadian dollar subsidiaries at June 30, 2004. As a result, remeasurement gains that otherwise would have been recognized within our Consolidated Condensed Statements of Operations were recorded within CTA in accordance with SFAS No. 52. The primary exception to this was the remeasurement of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52. Because the interest is physically settled on a recurring basis, all gains and losses associated with this remeasurement are recorded within our Consolidated Condensed Statements of Operations as opposed to within CTA. The $Cdn-$US loss of $4.0 million for the three months ended June 30, 2004, was due primarily to such remeasurement losses as a result of the strengthening of the U.S. dollar.

     During the three months ended June 30, 2005, the Euro weakened against the GBP, triggering re-measurement gains associated with our Euro-denominated 8 3/8% Senior Notes Due 2008. Conversely, during the three months ended June 30, 2004, the Euro strengthened slightly against the GBP, resulting in re-measurement losses associated with these Senior Notes.

     The primary driver behind our loss of $1.9 million from other currency fluctuations for the three months ended June 30, 2005, was a significant strengthening of the U.S. dollar against the Euro, and its impact on certain U.S. dollar-denominated intercompany trade payables owed by our TTS subsidiary. For the three months ended June 30, 2004, our loss of $0.5 million from other currency fluctuations was primarily the result of a strengthening of the GBP against the Canadian dollar, which increased the $Cdn-equivalent of several GBP-denominated intercompany interest payables held by one of our subsidiaries in Canada.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004:

     The major components of our foreign currency transaction gains of $25.5 million and $4.8 million, respectively, for the six months ended June 30, 2005 and 2004, respectively, are as follows (amounts in millions):

                                                           2005          2004
                                                        ---------     ---------
Gain (Loss) from $Cdn-$US fluctuations.............     $   19.0      $   (4.7)
Gain from GBP-Euro fluctuations....................          9.5          10.5
Loss from other currency fluctuations..............         (3.0)         (1.0)
                                                        --------      --------
   Total...........................................     $   25.5      $    4.8
                                                        ========      ========

     The $Cdn-$US gain for the six months ended June 30, 2005, was due primarily to a strengthening of the U.S. dollar against the Canadian dollar during the first half of 2005. In September 2004, we sold substantially all of our oil and gas assets in Canada, which significantly reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries. As a result, we are now considerably more exposed to fluctuations in the $Cdn-$US exchange rate as we hold several significant $Cdn-denominated liabilities that can no longer be hedged under SFAS No. 52. When the U.S. dollar strengthened during the first half of 2005, significant remeasurement gains were triggered on these loans. This gain was partially offset by remeasurement losses recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52.

     The $Cdn-$US loss for the six months ended June 30, 2004, was moderate despite the fact that the U.S. dollar strengthened considerably against the Canadian dollar during the first half of 2004. The primary reason for this was because the majority of our existing $Cdn-$US exposures were effectively designated as hedges of our net investment in Canadian dollar subsidiaries at June 30, 2004. As a result, remeasurement gains that otherwise would have been recognized within our Consolidated Condensed Statements of Operations were recorded within CTA in accordance with SFAS No. 52. The primary exception to this was the remeasurement of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52. Because the interest is physically settled on a recurring basis, all gains and losses associated with this remeasurement are recorded within our Consolidated Condensed Statements of Operations as opposed to within CTA. The $Cdn-$US loss of $4.7 million for the six months ended June 30, 2004, was due primarily to such remeasurement losses as a result of the strengthening of the U.S. dollar during the first half of 2004.

     During the six months ended June 30, 2005 and 2004, respectively, the Euro weakened against the GBP, triggering re-measurement gains associated with our Euro-denominated 8 3/8% Senior Notes Due 2008.

     The primary driver behind our losses of $3.0 million and $1.1 million from other currency fluctuations for the six months ended June 30, 2005 and 2004, respectively, was a combination of a significant strengthening of the U.S. dollar against the Euro, and its impact on certain U.S. dollar-denominated intercompany trade payables owed by our TTS subsidiary as well as a strengthening of the GBP against the Canadian dollar, which increased the $Cdn-equivalent of several GBP-denominated intercompany interest payables held by one of our subsidiaries in Canada.

     Available-for-Sale Debt Securities -- Through June 30, 2005, we had repurchased $115.0 million par value of HIGH TIDES III preferred securities. At June 30, 2005, the repurchased HIGH TIDES III preferred securities were classified as available-for-sale and recorded at fair market value in Other current assets. See Notes 4 and 15 of the Notes to Consolidated Condensed Financial Statements for further information.

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

     Our variable-rate construction/project financing is primarily through the CalGen floating rate notes, institutional term loans and revolving credit facility. Borrowings under our $200 million CalGen revolving credit agreement are used primarily for letters of credit in support of gas purchases, power contracts and transmission, and include funding for the construction costs of CalGen power plants (of which only the Pastoria Energy Center was still in active construction at June 30, 2005). Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     The following table summarizes by maturity date our variable-rate debt exposed to interest rate risk as of June 30, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                                                  2005          2006          2007          2008
                                                                             ------------- -------------  ------------  ------------
3-month US $LIBOR weighted average interest rate basis (4)
   MEP Pleasant Hill Term Loan, Tranche A..................................  $      3,918  $      7,482   $     8,132   $     9,271
   Saltend preferred interest..............................................            --       360,000            --            --
   Riverside Energy Center project financing...............................         1,843         3,685         3,685         3,685
   Rocky Mountain Energy Center project financing..........................         1,325         2,649         2,649         2,649
                                                                             ------------  ------------   -----------   -----------
      Total of 3-month US $LIBOR rate debt.................................         7,086       373,816        14,466        15,605
1-month EURLIBOR weighted average interest rate basis (4)
   Thomassen revolving line of credit......................................         2,720            --            --            --
                                                                             ------------  ------------  ------------   -----------
      Total of 1-month EURLIBOR rate debt..................................         2,720            --            --            --
1-month US $LIBOR weighted average interest rate basis (4)
   First Priority Secured Floating Rate Notes Due 2009 (CalGen)............            --            --         1,175         2,350
                                                                             ------------  ------------  ------------   -----------
      Total of 1-month US $LIBOR weighted average interest rate debt.......            --            --         1,175         2,350
1-month US $LIBOR interest rate basis (4)
   Freeport Energy Center project financing................................            --            --         1,529         1,406
   Mankato Energy Center project financing.................................            --            --         1,258         1,297
                                                                             ------------  ------------  ------------   -----------
      Total 1-month US $LIBOR interest rate................................            --            --         2,787         2,703
6-month US $LIBOR weighted average interest rate basis (4)
   Third Priority Secured Floating Rate Notes Due 2011 (CalGen)............            --            --            --            --
                                                                             ------------  ------------  ------------   -----------
      Total of 6-month US $LIBOR rate debt.................................            --            --            --            --
(1)(4)
   Metcalf Energy Center, LLC preferred interest...........................            --            --            --            --
   First Priority Secured Institutional Term Loan Due 2009 (CCFC I)........         1,605         3,208         3,208         3,208
   Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)....            --            --            --            --
                                                                             ------------  ------------   -----------   -----------
      Total of variable rate debt as defined at (1) below..................         1,605         3,208         3,208         3,208
(2)(4)
   Second Priority Senior Secured Term Loan B Notes Due 2007...............         3,750         7,500       725,625            --
                                                                             ------------  ------------   -----------   -----------
      Total of variable rate debt as defined at (2) below..................         3,750         7,500       725,625            --
(3)(4)
   Second Priority Senior Secured Floating Rate Notes Due 2007.............         2,500         5,000       483,750            --
   Blue Spruce Energy Center project financing.............................         1,875         3,750         3,750         3,750
                                                                             ------------  ------------   -----------   -----------
      Total of variable rate debt as defined at (3) below..................         4,375         8,750       487,500         3,750
(5)(4)
   First Priority Secured Term Loans Due 2009 (CalGen).....................            --            --         3,000         6,000
   Second Priority Secured Floating Rate Notes Due 2010 (CalGen)...........            --            --            --         3,200
   Second Priority Secured Term Loans Due 2010 (CalGen)....................            --            --            --           500
   Metcalf Energy Center, LLC project financing............................            --            --            --            --
                                                                             ------------  ------------   ------------  -----------
      Total of variable rate debt as defined at (5) below..................            --            --         3,000         9,700
                                                                             ------------  ------------   -----------   -----------
(6)(4)
   Island Cogen............................................................        10,191            --            --            --
   Contra Costa............................................................            --           171           179           187
                                                                             ------------  ------------   -----------   -----------
      Total of variable rate debt as defined at (6) below..................        10,191           171           179           187
                                                                             ------------  ------------   -----------   -----------
        Grand total variable-rate debt instruments (8).....................  $     29,727  $    393,445   $  1,237,940  $    37,503
                                                                             ============  ============   ===========   ===========

                                                                                                                 Fair Value
                                                                                  2009      Thereafter       June 30, 2005 (7)
                                                                             ------------- ------------   -----------------------
3-month US $LIBOR weighted average interest rate basis (4)
   MEP Pleasant Hill Term Loan, Tranche A..................................  $      9,433  $     85,479        $     123,715
   Saltend preferred interest..............................................            --            --              360,000
   Riverside Energy Center project financing...............................         3,685       343,451              360,034
   Rocky Mountain Energy Center project financing..........................         2,649       243,849              255,770
                                                                             ------------  ------------        -------------
      Total of 3-month US $LIBOR rate debt.................................        15,767       672,779            1,099,519
1-month EURLIBOR weighted average interest rate basis (4)
   Thomassen revolving line of credit......................................            --            --                2,720
                                                                             ------------  ------------        -------------
      Total of 1-month EURLIBOR rate debt..................................            --            --                2,720
1-month US $LIBOR weighted average interest rate basis (4)
   First Priority Secured Floating Rate Notes Due 2009 (CalGen)............       231,475            --              235,000
                                                                             ------------  ------------        -------------
      Total of 1-month US $LIBOR rate debt.................................       231,475            --              235,000
1-month US $LIBOR interest rate basis (4)
   Freeport Energy Center project financing................................         1,242        94,795               98,972
   Mankato Energy Center project financing.................................         1,115        81,949               85,619
                                                                             ------------  ------------        -------------
      Total 1-month US $LIBOR interest rate................................         2,357       176,744              184,591
6-month US $LIBOR weighted average interest rate basis (4)
   Third Priority Secured Floating Rate Notes Due 2011 (CalGen)............            --       680,000              680,000
                                                                             ------------  ------------        ---------------
      Total of 6-month US $LIBOR rate debt.................................            --       680,000              680,000
(1)(4)
   Metcalf Energy Center, LLC preferred interest...........................            --       155,000              155,000
   First Priority Secured Institutional Term Loan Due 2009 (CCFC I)........       365,349            --              376,578
   Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC I)....            --       409,053              409,053
                                                                             ------------  ------------        -------------
      Total of variable rate debt as defined at (1) below..................       365,349       564,053              940,632
(2)(4)
   Second Priority Senior Secured Term Loan B Notes Due 2007...............            --            --              635,555
                                                                             ------------  ------------        -------------
      Total of variable rate debt as defined at (2) below..................            --            --              635,555
(3)(4)
   Second Priority Senior Secured Floating Rate Notes Due 2007.............            --            --              423,703
   Blue Spruce Energy Center project financing.............................         3,750        81,395               98,270
                                                                             ------------  ------------        -------------
      Total of variable rate debt as defined at (3) below..................         3,750        81,395              521,973
(5)(4)
   First Priority Secured Term Loans Due 2009 (CalGen).....................       591,000            --              600,000
   Second Priority Secured Floating Rate Notes Due 2010 (CalGen)...........         6,400       622,839              632,439
   Second Priority Secured Term Loans Due 2010 (CalGen)....................         1,000        97,319               98,819
   Metcalf Energy Center, LLC project financing............................            --       100,000              100,000
                                                                             ------------  ------------        -------------
      Total of variable rate debt as defined at (5) below..................       598,400       820,158            1,431,258
                                                                             ------------  ------------        -------------
(6)(4)
Island Cogen...............................................................            --            --               10,192
Contra Costa...............................................................           196         1,380                2,113
                                                                             ------------  ------------        -------------
      Total of variable rate debt as defined at (6) below..................           196         1,380               12,305
                                                                             ------------  ------------        -------------
        Grand total variable-rate debt instruments (8).....................  $  1,217,294  $  2,996,509        $   5,743,552
                                                                             ============  ============        =============
------------

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

(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)  Bankers Acceptance Rate.

(7) Fair value equals carrying value, with the exception of the Second-Priority Senior Secured Term B Loans Due 2007 and Second-Priority Senior Secured Floating Rate Notes Due 2007, which are shown at quoted trading values as of June 30, 2005.

(8) The aggregate principal amount subject to variable interest rate risk was $5,912,418 as of June 30, 2005.

New Accounting Pronouncements.

     Summary of Dilution  Potential of Our Contingent  Convertible  Notes:  2023
Convertible  Notes,  2015 Convertible  Notes and 2014  Convertible  Notes -- The
table below assumes normal conversion for the 2014 Convertible Notes, 2015 Convertible Notes and 2023 Convertible Notes in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of Calpine common stock. The table shows only the potential impact of our three contingent convertible notes issuances and does not include the potential dilutive effect of the now fully redeemed HIGH TIDES III preferred securities, the remaining 4% Convertible Senior Notes due 2006 or employee stock options. Additionally, we are still assessing the potential impact of the SFAS No. 128-R exposure draft on our contingent convertible securities. See Notes 2 and 11 of the Notes to Consolidated Condensed Financial Statements for more information.

                                                                                           2014            2015            2023
                                                                                        Convertible     Convertible     Convertible
                                                                                           Notes           Notes           Notes
                                                                                     --------------  --------------  ---------------
Size of issuance.................................................................    $  641,685,000  $  650,000,000  $  633,775,000
Conversion price per share.......................................................    $         3.85  $         4.00  $         6.50
Conversion rate..................................................................          259.7403        250.0000        153.8462
Trigger price (20% over conversion price)........................................    $         4.62  $         4.80  $         7.80

Additional Shares

                                                 2014           2015            2023
                                              Convertible    Convertible     Convertible        Share         Share    Dilution in
Future Calpine Common Stock Price              Notes (1)        Notes           Notes         Subtotal       Increase       EPS
----------------------------------------    -------------  --------------  --------------  --------------  ----------  -----------
$5.00...................................       38,334,429     32,500,000              --      70,834,429      14.8%       12.9%
$7.50...................................       81,113,429     75,833,333      13,000,542     169,947,304      35.6%       26.2%
$10.00..................................      102,502,929     97,500,000      34,126,375     234,129,304      49.0%       32.9%
$20.00..................................      134,587,179    130,000,000      65,815,125     330,402,304      69.2%       40.9%
$40.00..................................      150,629,304    146,250,000      81,659,500     378,538,804      79.2%       44.2%
$100.00.................................      160,254,579    156,000,000      91,166,125     407,420,704      85.3%       46.0%

Common shares outstanding at
  June 30, 2005 (2).............................      478,964,218
------------

(1) In the case of the 2014 Convertible Notes, more shares could be issued when the accreted value is less than $1,000 than in the table above since, generally, the accreted value (initially $839 per bond) is paid in cash, and the balance of the conversion value is paid in shares. The incremental shares assuming conversion when the accreted value is only $839 per bond are shown in the table below:

                                                                 Incremental
Future Calpine Common Stock Price                                  Shares
-----------------------------------------                        -----------
$5.00....................................................        20,662,257
$7.50....................................................        13,774,838
$10.00...................................................        10,331,129
$20.00...................................................         5,165,564
$40.00...................................................         2,582,782
$100.00..................................................         1,033,113


(2) Excludes the 89 million shares issued under the Share Lending Agreement. (See Note 11 of the Notes to Consolidated Condensed Financial Statements) and excludes our contingently issuable restricted stock.


     See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See "Financial Market Risks" in Item 2.


Item 4. Controls and Procedures.

Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2004, management identified a material weakness related to our tax accounting processes, procedures and controls that was discussed in
Item 9A of the Company's 2004 Form 10-K. During the first two quarters of 2005, we have taken the steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions and to remediate this material weakness. While significant progress has been made in the remediation of these controls, the controls have not yet operated for a sufficient period of time to allow us to complete the required testing and to conclude that they are designed and operating effectively.

     Our senior management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the status of the remediation of the material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective. We continue to perform additional analysis and post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The certificates required by this item are filed as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q.

Status of Remediation of the Material Weakness

     During the first two quarters of 2005, we have taken the steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions, including the accounting for current income taxes payable and deferred income tax assets and liabilities. We have hired additional resources and have engaged third party tax experts to improve the effectiveness of the controls over management's review of the details of the income tax calculations. We have also improved the process of preparing and reviewing the workpapers supporting our tax related calculations and conclusions.

     We will continue to do the following:

     o Complete the implementation of the CorpTax computer application and enhance other financial applications to automate more of the tax analysis and provision processes and continue to improve the clarity of supporting documentation and reports, and

     o Add additional resources in the tax department as well as provide tax accounting training for key personnel.

     We continue to monitor the effectiveness of the tax controls and procedures and will make any additional changes that management deems appropriate.

Changes in Internal Control Over Financial Reporting

     We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. During the first two quarters of 2005, there were no significant changes in our internal control over financial reporting, other than the changes related to the tax accounting processes, procedures and controls discussed above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On June 28, 2005, we issued 27,539,826 unregistered shares of our common stock, par value $.001, in exchange for $94,315,000 in aggregate principal amount at maturity of 2014 Convertible Notes pursuant to the exemption afforded by Section 3(a)(9) under the Securities Act of 1933, as amended. The following table sets forth the total units of 2014 Convertible Notes we purchased in the second quarter of 2005:

                                                                                                Total Number          Maximum
                                                                                               of Units/Notes        Number of
                                                                                                Purchased as        Units/Notes
                                                                                              Part of Publicly    that may yet be
                                                       Total Number of                            Announced          Purchased
                                                         Units/Notes       Price Paid per          Plans or        under the Plans
Period                                                    Purchased           Unit/Note            Programs          or Programs
------------------                                   ----------------    -----------------    -----------------   ---------------
4/1/05 - 4/30/05..................................            --                   --                  --                  --
5/1/05 - 5/31/05..................................            --                   --                  --                  --
6/1/05 - 6/30/05..................................         94,315 (a)        292 shares (b)            --                  --
----------

(a) One unit equals $1,000 aggregate principal amount at maturity of 2014 Convertible Notes.

(b) We issued a total of 27,539,826 shares of common stock in exchange for $94,315,000 in aggregate principal amount at maturity of 2014 Contingent Notes, which equals approximately 292 shares per each $1,000 in aggregate principal amount at maturity for an imputed price of $3.42 per share of common stock.


Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Stockholders was held on May 25, 2005 (the "Annual Meeting"), in San Jose, California. At the Annual Meeting, the stockholders voted on the following matters: (i) a proposal to elect three Class III Directors to the Board of Directors for a term of three years expiring in 2008,
(ii) a proposal to amend our Amended and Restated Certificate of Incorporation to declassify the election of the Board of Directors, and (iii) a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005.

     The stockholders elected management's nominees as the Class III Directors in an uncontested election, approved amending our Amended and Restated Certificate of Incorporation, and ratified the appointment of independent accountants by the following votes, respectively:

(i) Election of Peter Cartwright as Class III Director for a three-year term expiring 2008: 481,653,685 FOR and 15,443,866 WITHHELD;

      Election of Susan C. Schwab as Class III Director for a three-year term expiring 2008: 484,070,639 FOR and 13,026,912 WITHHELD;

      Election of Susan Wang as Class III Director for a three-year term expiring 2008: 483,161,813 FOR and 13,935,738 WITHHELD;

(ii) Proposal to amend our Amended and Restated Certificate of Incorporation to declassify the election of the Board of Directors: 483,257,010 FOR, 9,145,971 AGAINST, and 4,694,569 ABSTAIN.

      As a result of the adoption of this proposal, each nominee for election as a Director, including any Directors whose term has not yet expired and Directors standing for re-election, will be elected for a one-year term beginning at the 2006 Annual Meeting of Stockholders.

(iii) Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005: 489,894,263 FOR, 3,141,384 AGAINST, and 4,061,904
      ABSTAIN.

     The terms of Class I and Class II Directors continued after the Annual Meeting and will expire in 2006. The Class I Directors are Jeffrey E. Garten, George J. Stathakis, and John O. Wilson. The Class II Directors are Ann B. Curtis, Kenneth T. Derr, and Gerald Greenwald.

Item 6.  Exhibits.

      (a)Exhibits

      The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

    Exhibit
    Number                                  Description
   ---------    ---------------------------------------------------------------

     1.1 Underwriting Agreement, dated June 20, 2005, between the Company and Goldman, Sachs & Co.(a)

     3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004.(b)

     3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005.(*)

     3.2       Amended and Restated By-laws of the Company.(c)

     4.1.1 Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

     4.1.2 First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

     4.1.3 Second Supplemental Indenture dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee.(f)

     4.1.4 Third Supplemental Indenture dated as of June 23, 2005, between the Company and Wilmington Trust Company, as Trustee.(a)

     4.2 Limited Liability Company Agreement of Metcalf Energy Center, LLC containing terms of its 5.5-year redeemable preferred shares.(g)

     10.1 Share Sale and Purchase Agreement, made as of May 28, 2005, among the Company, Calpine UK Holdings Limited, Quintana Canada Holdings, LLC, International Power PLC, Mitsui & Co., Ltd. and Normantrail (UK CO 3) Limited. Approximately four pages of this
               Exhibit 10.1 have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.(a)

     10.2 Purchase and Sale Agreement dated July 7, 2005, by and among Calpine Gas Holdings LLC, Calpine Fuels Corporation, Calpine Corporation, Rosetta Resources Inc., and the other Subject Companies identified therein.(h)

     31.1      Certification  of the  Chairman,  President  and Chief  Executive
               Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

----------

(*)  Filed herewith.

(a) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on June 23, 2005.

(b) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

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

(f) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

(h) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on July 13, 2005

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CALPINE CORPORATION


                               By:            /s/ ROBERT D. KELLY
                                  ----------------------------------------------
                                                Robert D. Kelly
                                          Executive Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)

Date: August 9, 2005


                               By:          /s/ CHARLES B. CLARK, JR.
                                  ----------------------------------------------
                                               Charles B. Clark, Jr.
                                             Senior Vice President and
                                               Corporate Controller
                                          (Principal Accounting Officer)

Date: August 9, 2005

      The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

    Exhibit
    Number                                  Description
   ---------    ---------------------------------------------------------------

     1.1 Underwriting Agreement, dated June 20, 2005, between the Company and Goldman, Sachs & Co.(a)

     3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004.(b)

     3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005.(*)

     3.2       Amended and Restated By-laws of the Company.(c)

     4.1.1 Indenture dated as of August 10, 2000, between the Company and Wilmington Trust Company, as Trustee.(d)

     4.1.2 First Supplemental Indenture dated as of September 28, 2000, between the Company and Wilmington Trust Company, as Trustee.(e)

     4.1.3 Second Supplemental Indenture dated as of September 30, 2004, between the Company and Wilmington Trust Company, as Trustee.(f)

     4.1.4 Third Supplemental Indenture dated as of June 23, 2005, between the Company and Wilmington Trust Company, as Trustee.(a)

     4.2 Limited Liability Company Agreement of Metcalf Energy Center, LLC containing terms of its 5.5-year redeemable preferred shares.(g)

     10.1 Share Sale and Purchase Agreement, made as of May 28, 2005, among the Company, Calpine UK Holdings Limited, Quintana Canada Holdings, LLC, International Power PLC, Mitsui & Co., Ltd. and Normantrail (UK CO 3) Limited. Approximately four pages of this
               Exhibit 10.1 have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.(a)

     10.2 Purchase and Sale Agreement dated July 7, 2005, by and among Calpine Gas Holdings LLC, Calpine Fuels Corporation, Calpine Corporation, Rosetta Resources Inc., and the other Subject Companies identified therein.(h)

     31.1      Certification  of the  Chairman,  President  and Chief  Executive
               Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

----------

(*)  Filed herewith.

(a) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on June 23, 2005.

(b) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

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

(f) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 30, 2004.

(g) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

(h) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on July 13, 2005