Form 10-Q
period 2005-09-30
CALPINE CORP
filed 2005-11-09
CIK 916457

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

                  For the quarterly period ended September 30, 2005

                                       or

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

     569,382,412 shares of Common Stock, par value $.001 per share, outstanding on November 8, 2005.

================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES

                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 2005

                                      INDEX


                                                                                                              Page No.
                                                                                                              --------

PART I --  FINANCIAL INFORMATION
           Item 1.  Financial Statements
                      Consolidated Condensed Balance Sheets September 30, 2005 and December 31, 2004..........     5
                      Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
                        September 30, 2005 and 2004...........................................................     7
                      Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
                        September 30, 2005 and 2004...........................................................     9
                    Notes to Consolidated Condensed Financial Statements......................................    11
                      1.       Organization and Operations of the Company.....................................    11
                      2.       Summary of Significant Accounting Policies.....................................    11
                      3.       Strategic Initiative...........................................................    16
                      4.       Available-for-Sale Debt Securities.............................................    19
                      5.       Property, Plant and Equipment, Net and Capitalized Interest....................    20
                      6.       Unconsolidated Investments.....................................................    22
                      7.       Debt...........................................................................    25
                      8.       Discontinued Operations........................................................    29
                      9.       Derivative Instruments.........................................................    34
                      10.      Comprehensive Income (Loss)....................................................    38
                      11.      Loss Per Share.................................................................    40
                      12.      Commitments and Contingencies..................................................    42
                      13.      Operating Segments.............................................................    49
                      14.      California Power Market........................................................    50
                      15.      Subsequent Events..............................................................    52
           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    52
                      Selected Operating Information..........................................................    53
                      Overview................................................................................    54
                      Results of Operations...................................................................    57
                      Liquidity and Capital Resources.........................................................    72
                      Performance Metrics.....................................................................    81
                      Summary of Key Activities...............................................................    84
                      California Power Market.................................................................    85
                      Financial Market Risks..................................................................    85
                      New Accounting Pronouncements...........................................................    93
           Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................    93
           Item 4.  Controls and Procedures...................................................................    94

PART II -- OTHER INFORMATION
           Item 1.  Legal Proceedings.........................................................................    95
           Item 6.  Exhibits..................................................................................    95
Signatures....................................................................................................    99

                                   DEFINITIONS

     As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below. Additionally, the terms, "Calpine," "we," "us" and "our" refer to Calpine Corporation and its subsidiaries, unless the context clearly indicates otherwise.

ABBREVIATION                            DEFINITION
------------                            ----------
2004 Form 10-K                          Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005
2006 Convertible Notes                  4% Convertible Senior Notes Due 2006
2014 Convertible Notes                  6% Contingent Convertible Notes Due 2014
2015 Convertible Notes                  7 3/4% Contingent Convertible Notes Due 2015
2023 Convertible Notes                  4 3/4% Contingent Convertible Senior Notes Due 2023
Acadia PP                               Acadia Power Partners, LLC
AELLC                                   Androscoggin Energy LLC
Agnews                                  O.L.S. Energy - Agnews, Inc.
AICPA                                   American Institute of Certified Public Accountants
AOCI                                    Accumulated Other Comprehensive Income
APB                                     Accounting Principles Board
ARB                                     Accounting Research Bulletin
Auburndale PP                           Auburndale Power Partners, Limited Partnership
Bcfe                                    Billion cubic feet equivalent
Bear Stearns                            Bear Stearns Companies, Inc.
Btu                                     British thermal units
CAISO                                   California Independent System Operator
CalBear                                 CalBear Energy, LP
CalGen                                  Calpine Generating Company, LLC, formerly Calpine Construction Finance Company II, LLC
Calpine Canada                          Calpine Canada Natural Gas Partnership
Calpine Cogen                           Calpine Cogeneration Corporation, formerly Cogen America
Calpine Jersey I                        Calpine (Jersey) Limited
Calpine Jersey II                       Calpine European Funding (Jersey) Limited
CalPX                                   California Power Exchange
CCFC I                                  Calpine Construction Finance Company, L.P
CCFC LLC                                CCFC Preferred Holdings, LLC
CCRC                                    Calpine Canada Resources Company, f/k/a/ Calpine Canada Resources Ltd.
CDWR                                    California Department of Water Resources
CES                                     Calpine Energy Services, L.P.
CFE                                     Comision Federal de Electricidad
Chubu                                   Chubu Electric Power Company, Inc.
CIP                                     Construction in Progress
CMSC                                    Calpine Merchant Services Company, Inc.
CNEM                                    Calpine Northbrook Energy Marketing, LLC
CNGT                                    Calpine Natural Gas Trust
Cogen America                           Cogeneration Corporation of America, now called Calpine Cogeneration Corporation
COR                                     Cost of revenue
CPIF                                    Calpine Power Income Fund
CPLP                                    Calpine Power, L.P.
CPUC                                    California Public Utilities Commission
CTA                                     Cumulative Translation Adjustment
DB London                               Deutsche Bank AG London
Deer Park                               Deer Park Energy Center Limited Partnership
Diamond                                 Diamond Generating Corporation
DOL                                     United States Department of Labor
E&S                                     Electricity and steam
EITF                                    Emerging Issues Task Force
Enron                                   Enron Corp
Enron Canada                            Enron Canada Corp.
Entergy                                 Entergy Services, Inc.
EOB                                     Electricity Oversight Board
EPS                                     Earnings per share
ERISA                                   Employee Retirement Income Security Act
ESA                                     Energy Services Agreement
FASB                                    Financial Accounting Standards Board
FERC                                    Federal Energy Regulatory Commission
FFIC                                    Fireman's Fund Insurance Company
FIN                                     FASB Interpretation Number
First Priority Notes                    9 5/8% First Priority Senior Secured Notes Due 2014
GAAP                                    Generally accepted accounting principles
GE                                      General Electric International, Inc.
Geysers                                 Geysers Power Company, LLC
Grays Ferry                             Grays Ferry Cogeneration Partnership
Hawaii Fund                             Hawaii Structural Ironworkers Pension Trust Fund
HBO                                     Hedging, balancing and optimization
Heat rate                               A measure of the amount of fuel required to produce a unit of electricity
HIGH TIDES                              Convertible Preferred Securities, Remarketable Term Income Deferrable Equity Securities
                                          (HIGH TIDES SM)
IP                                      International Paper Company
KW                                      Kilowatt(s)
KWh                                     Kilowatt hour(s)
LCRA                                    Lower Colorado River Authority




ABBREVIATION                            DEFINITION
------------                            ----------
LIBOR                                   London Inter-Bank Offered Rate
LNG                                     Liquid natural gas
LTSA                                    Long Term Service Agreement
Metcalf                                 Metcalf Energy Center, LLC
Mitsui                                  Mitsui & Co., Ltd.
MLCI                                    Merrill Lynch Commodities, Inc.
MMBtu                                   Million Btu
Mmcfe                                   Million net cubic feet equivalent
Morris                                  Morris Cogeneration, LLC, formerly known as Calpine Morris, LLC
MW                                      Megawatt(s)
MWh                                     Megawatt hour(s)
NESCO                                   National Energy Systems Company
NOL                                     Net operating loss
NPC                                     Nevada Power Company
O&M                                     Operations and maintenance
OCI                                     Other Comprehensive Income
Oneta                                   Oneta Energy Center
Ontelaunee                              Ontelaunee Energy Center
OPA                                     Ontario Power Authority
Panda                                   Panda Energy International, Inc., and related party PLC II, LLC
PCF                                     Power Contract Financing, L.L.C.
PCF III                                 Power Contract Financing III, LLC
PJM                                     Pennsylvania-New Jersey-Maryland
Plan                                    Calpine Corporation Retirement Savings Plan
POX                                     Plant operating expense
PPA(s)                                  Power purchase agreement(s)
PSM                                     Power Systems MFG., LLC
PUCN                                    Public Utilities Commission of Nevada
QF                                      Qualifying Facilities
Reliant                                 Reliant Energy Services, Inc.
RMR Contracts                           Reliability must run contracts
Rosetta                                 Rosetta Resources Inc.
SAB                                     Staff Accounting Bulletin
Saltend                                 Saltend Energy Centre
SEC                                     Securities and Exchange Commission
Second Priority Notes                   Calpine  Corporation's  Second  Priority  Senior  Secured  Floating  Rate  Notes  due  2007,
                                          8.500%  Second  Priority  Senior  Secured  Notes due 2010,  8.750% Second Priority  Senior
                                          Secured Notes due 2013 and 9.875% Second  Priority  Senior Secured Notes due 2011
Second Priority Secured Debt            The Indentures between the Company and Wilmington Trust Company, as Trustee, relating to the
Instruments                               Company's  Second  Priority  Senior  Secured  Floating  Rate Notes due 2007, 8.500% Second
                                          Priority  Senior  Secured  Notes due 2010, 8.750% Second Priority Senior Secured Notes due
                                          2013,  9.875% Second Priority Senior Secured Notes due 2011 and the Credit Agreement among the  Company,  as  Borrower,  Goldman Sachs Credit Partners L.P., as Administrative Agent,
                                          Sole  Lead  Arranger  and  Sole  Book Runner,  The Bank of Nova  Scotia,  as Arranger  and
                                          Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-
                                          Thuringen,  as Co-Arrangers, and  Credit  Lyonnais  New  York  Branch  and  Union  Bank of
                                          California, N.A.,  as  Managing Agent, relating to the Company's Senior Secured Term Loans
                                          Due 2007, in each case as such instruments may be amended from time to time.
Securities Act                          Securities Act of 1933, as amended
Senior Secured Noteholders              Holders of the First Priority Notes and the Second Priority Notes
SFAS                                    Statement of Financial Accounting Standards
Siemens-Westinghouse                    Siemens-Westinghouse  Power  Corporation  (changed  to  "Siemens  Power  Generation, Inc. on
                                          August 1, 2005)
SkyGen                                  SkyGen Energy LLC, now called Calpine Northbrook Energy, LLC
SPE                                     Special-Purpose Entities
SPPC                                    Sierra Pacific Power Company
TAC                                     Third Amended Complaint
TNAI                                    Thermal North America, Inc.
TSA(s)                                  Transmission service agreement(s)
TTS                                     Thomassen Turbine Systems, B.V.
Valladolid                              Compania de Generacion Valladolid S.de R.L. de C.V. partnership
VIE(s)                                  Variable interest entity(ies)
Westcoast                               Westcoast Energy Inc.
Whitby                                  Whitby Cogeneration Limited Partnership
Williams                                The Williams Companies, Inc.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004

                                                                                                      September 30,   December 31,
                                                                                                          2005            2004
                                                                                                     --------------  ---------------
                                                                                                     (In thousands, except share and
                                                                                                            per share amounts)
                                                                                                              (Unaudited)
                      ASSETS
Current assets:
Cash and cash equivalents.........................................................................   $      843,136  $      718,023
Accounts receivable, net..........................................................................        1,537,620       1,043,061
Margin deposits and other prepaid expense.........................................................          415,331         437,593
Inventories.......................................................................................          151,672         171,639
Restricted cash...................................................................................        1,106,685         593,304
Current derivative assets.........................................................................          703,665         324,206
Current assets held for sale......................................................................           47,152         142,096
Other current assets..............................................................................          232,741         133,643
                                                                                                     --------------  --------------
    Total current assets..........................................................................        5,038,002       3,563,565
                                                                                                     --------------  --------------
Restricted cash, net of current portion...........................................................          204,433         157,868
Notes receivable, net of current portion..........................................................          194,076         203,680
Project development costs.........................................................................          135,291         150,179
Unconsolidated investments........................................................................          348,058         373,108
Deferred financing costs..........................................................................          363,513         406,844
Prepaid lease, net of current portion.............................................................          467,658         424,586
Property, plant and equipment, net................................................................       18,542,923      18,397,743
Goodwill..........................................................................................           45,160          45,160
Other intangible assets, net......................................................................           66,410          68,423
Long-term derivative assets.......................................................................          925,251         506,050
Long-term assets held for sale....................................................................          210,213       2,260,401
Other assets......................................................................................          547,249         658,481
                                                                                                     --------------  --------------
     Total assets.................................................................................   $   27,088,237  $   27,216,088
                                                                                                     ==============  ==============
             LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................................   $    1,192,408  $      980,280
  Accrued payroll and related expense.............................................................           85,205          87,659
  Accrued interest payable........................................................................          406,752         385,794
  Income taxes payable............................................................................           64,562          57,234
  Notes payable and borrowings under lines of credit, current portion.............................          208,145         200,076
  Preferred interests, current portion............................................................          159,453           8,641
  Capital lease obligation, current portion.......................................................            7,143           5,490
  CCFC I financing, current portion...............................................................            3,208           3,208
  Construction/project financing, current portion.................................................           85,891          93,393
  Senior notes and term loans, current portion....................................................          967,892         718,449
  Current derivative liabilities..................................................................          974,097         356,030
  Current liabilities held for sale...............................................................            6,623          86,458
  Other current liabilities.......................................................................          355,790         302,680
                                                                                                     --------------  --------------
    Total current liabilities.....................................................................        4,517,169       3,285,392
                                                                                                     --------------  --------------
Notes payable and borrowings under lines of credit, net of current portion........................          586,770         769,490
Convertible debentures payable to Calpine Capital Trust III.......................................               --         517,500
Preferred interests, net of current portion.......................................................          283,615         497,896
Capital lease obligation, net of current portion..................................................          281,045         283,429
CCFC I financing, net of current portion..........................................................          780,901         783,542
CalGen/CCFC II financing..........................................................................        2,396,720       2,395,332
Construction/project financing, net of current portion............................................        2,361,716       1,905,658
Convertible Notes.................................................................................        1,833,790       1,255,298
Senior notes and term loans, net of current portion...............................................        7,231,719       8,532,664
Deferred income taxes, net of current portion.....................................................        1,109,073         885,754
Deferred revenue..................................................................................          139,834         114,202
Long-term derivative liabilities..................................................................        1,215,463         516,230
Long-term liabilities held for sale...............................................................               --         176,299
Other liabilities.................................................................................          217,257         316,284
                                                                                                     --------------  --------------
    Total liabilities.............................................................................       22,955,072      22,234,970
                                                                                                     --------------  --------------
Minority interests................................................................................          403,197         393,445
                                                                                                     --------------  --------------

                               (table continues)



                                                                                                      September 30,   December 31,
                                                                                                          2005            2004
                                                                                                     --------------  ---------------
                                                                                                     (In thousands, except share and
                                                                                                            per share amounts)
                                                                                                              (Unaudited)
                       LIABILITIES & STOCKHOLDERS' EQUITY

Commitments and Contingencies (Note 12)
Stockholders' equity:
  Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and
   outstanding in 2005 and 2004...................................................................               --              --
  Common stock, $.001 par value per share; authorized 2,000,000,000 shares; issued and
   outstanding 569,382,412 shares in 2005 and 536,509,231 shares in 2004..........................              569             537
  Additional paid-in capital......................................................................        3,262,604       3,151,577
  Additional paid-in capital, loaned shares.......................................................          258,100         258,100
  Additional paid-in capital, returnable shares...................................................         (258,100)       (258,100)
  Retained earnings...............................................................................          642,169       1,326,048
  Accumulated other comprehensive income (loss)...................................................         (175,374)        109,511
                                                                                                     --------------  --------------
       Total stockholders' equity.................................................................        3,729,968       4,587,673
                                                                                                     --------------  --------------
       Total liabilities and stockholders' equity.................................................   $   27,088,237  $   27,216,088
                                                                                                     ==============  ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2005 and 2004

                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                September 30,
                                                                           --------------------------    ---------------------------
                                                                               2005           2004           2005           2004
                                                                           -----------    -----------    -----------    ------------
                                                                                    (In thousands, except per share amounts)
                                                                                                 (Unaudited)
Revenue:
  Electric generation and marketing revenue
    Electricity and steam revenue ......................................   $ 2,096,323    $ 1,544,329    $ 4,625,078    $ 3,851,914
    Transmission sales revenue .........................................         1,902          4,427          8,791         14,152
    Sales of purchased power for hedging and optimization ..............       413,281        427,737      1,193,537      1,301,585
                                                                           -----------    -----------    -----------    -----------
     Total electric generation and marketing revenue ...................     2,511,506      1,976,493      5,827,406      5,167,651
  Oil and gas production and marketing revenue
    Oil and gas sales ..................................................            --          2,690             --          4,707
    Sales of purchased gas for hedging and optimization ................       696,850        423,733      1,574,067      1,258,441
                                                                           -----------    -----------    -----------    -----------
     Total oil and gas production and marketing revenue ................       696,850        426,423      1,574,067      1,263,148
  Mark-to-market activities, net .......................................        40,854         (5,229)        40,197        (15,316)
  Other revenue ........................................................        32,380         14,046         84,558         50,849
                                                                           -----------    -----------    -----------    -----------
       Total revenue ...................................................     3,281,590      2,411,733      7,526,228      6,466,332
                                                                           -----------    -----------    -----------    -----------
Cost of revenue:
  Electric generation and marketing expense
    Plant operating expense ............................................       180,336        159,957        555,433        522,237
    Transmission purchase expense ......................................        23,088         22,706         63,770         53,783
    Royalty expense ....................................................         9,988          8,343         28,348         21,067
    Purchased power expense for hedging and optimization ...............       343,778        348,380        960,110      1,165,674
                                                                           -----------    -----------    -----------    -----------
     Total electric generation and marketing expense ...................       557,190        539,386      1,607,661      1,762,761
  Oil and gas operating and marketing expense
    Oil and gas operating expense ......................................         1,393          1,837          4,318          5,824
    Purchased gas expense for hedging and optimization .................       724,351        429,373      1,623,692      1,243,781
                                                                           -----------    -----------    -----------    -----------
     Total oil and gas operating and marketing expense .................       725,744        431,210      1,628,010      1,249,605
  Fuel expense .........................................................     1,567,504      1,052,309      3,336,248      2,671,860
  Depreciation, depletion and amortization expense .....................       131,006        117,391        371,340        324,871
  Operating lease expense ..............................................        28,792         25,805         79,097         80,567
  Other cost of revenue ................................................        32,227         19,187        102,547         68,177
                                                                           -----------    -----------    -----------    -----------
       Total cost of revenue ...........................................     3,042,463      2,185,288      7,124,903      6,157,841
                                                                           -----------    -----------    -----------    -----------
        Gross profit ...................................................       239,127        226,445        401,325        308,491
(Income) loss from unconsolidated investments ..........................        (5,384)        11,202        (14,644)        12,174
Equipment cancellation and impairment cost .............................           761          7,820            689         10,187
Long-term service agreement cancellation charge ........................           553          3,981         34,445          3,981
Project development expense ............................................        10,098          3,366         71,639         15,114
Research and development expense .......................................         3,342          3,982         15,502         12,921
Sales, general and administrative expense ..............................        54,593         53,770        176,318        156,008
                                                                           -----------    -----------    -----------    -----------
  Income from operations ...............................................       175,164        142,324        117,376         98,106
Interest expense .......................................................       380,994        285,446      1,027,382        791,242
Interest (income) ......................................................       (26,640)       (16,957)       (57,417)       (37,996)
Minority interest expense ..............................................        10,977          9,990         31,763         23,149
(Income) from repurchase of debt .......................................       (15,530)      (167,154)      (166,456)      (170,548)
Other expense (income), net ............................................        50,311         22,446         71,446       (168,934)
                                                                           -----------    -----------    -----------    -----------
  Income (loss) before benefit for income taxes ........................      (224,948)         8,553       (789,342)      (338,807)
Provision (benefit) for income taxes ...................................        17,487        (20,324)      (167,866)      (144,332)
                                                                           -----------    -----------    -----------    -----------
  Income (loss) before discontinued operations .........................      (242,435)        28,877       (621,476)      (194,475)
Discontinued operations, net of tax provision of $170,514, $102,282,
  $137,629 and $92,061 .................................................        25,746        112,248        (62,403)       235,710
                                                                           -----------    -----------    -----------    -----------
        Net income (loss) ..............................................   $  (216,689)   $   141,125    $  (683,879)   $    41,235
                                                                           ===========    ===========    ===========    ===========
Basic earnings (loss) per common share:
  Weighted average shares of common stock outstanding...................       478,461        444,380        458,483        425,682
  Income (loss) before discontinued operations..........................   $     (0.51)   $      0.07    $     (1.36)   $     (0.45)
  Discontinued operations, net of tax...................................   $      0.06    $      0.25    $     (0.13)   $      0.55
                                                                           -----------    -----------    -----------    -----------
        Net income (loss)...............................................   $     (0.45)   $      0.32    $     (1.49)   $      0.10
                                                                           ===========    ===========    ===========    ===========

                               (table continues)




                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                September 30,
                                                                           --------------------------    ---------------------------
                                                                               2005           2004           2005           2004
                                                                           -----------    -----------    -----------    ------------
                                                                                    (In thousands, except per share amounts)
                                                                                                 (Unaudited)
Diluted earnings per common share:
  Weighted average shares of common stock outstanding...................       478,461        446,922        458,483        425,682
  Income (loss) before discontinued operations..........................   $     (0.51)   $      0.07    $     (1.36)   $     (0.45)
  Discontinued operations, net of tax...................................   $      0.06    $      0.25    $     (0.13)   $      0.55
                                                                           -----------    -----------    -----------    -----------
        Net income (loss)...............................................   $     (0.45)   $      0.32    $     (1.49)   $      0.10
                                                                           ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                       -----------------------------
                                                                                                           2005             2004
                                                                                                       ------------     ------------
                                                                                                              (In thousands)
                                                                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss) ..............................................................................     $  (683,879)     $    41,235
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation, depletion and amortization (1) ...................................................         596,118          598,856
  Impairment charges on power projects............................................................         261,532               --
  Development cost write-off .....................................................................          46,958               --
  Deferred income taxes, net .....................................................................         (30,237)         (52,272)
  Gain on sale of assets .........................................................................        (351,950)        (348,053)
  Stock compensation expense .....................................................................          16,430           15,190
  Foreign exchange losses ........................................................................          57,182            7,521
  (Income) from repurchase of debt ...............................................................        (166,456)        (170,548)
  Change in net derivative assets and liabilities ................................................          17,041           40,782
  (Income) loss from unconsolidated investments ..................................................         (14,804)          11,663
  Distributions from unconsolidated investments ..................................................          16,862           22,263
  Other ..........................................................................................          32,452           74,573
  Change in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable ..........................................................................        (416,488)        (104,787)
    Other current assets .........................................................................          15,788           (1,202)
    Other assets .................................................................................         (35,587)         (66,224)
    Accounts payable and accrued expense .........................................................         205,737          218,862
    Other liabilities ............................................................................          25,328          (57,989)
                                                                                                       -----------      -----------
      Net cash provided by (used in) operating activities ........................................        (407,973)         229,870
                                                                                                       -----------      -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment .....................................................        (675,714)      (1,184,352)
  Disposals of property, plant and equipment .....................................................       1,860,981        1,065,834
  Disposal of subsidiary .........................................................................              --           85,412
  Disposal of investment .........................................................................          36,900               --
  Acquisitions, net of cash acquired .............................................................              --         (187,786)
  Advances to unconsolidated investments .........................................................              --           (8,833)
  Project development costs ......................................................................         (13,095)         (23,605)
  Investment in HIGH TIDES .......................................................................              --         (111,550)
  Disposal of HIGH TIDES investment ..............................................................         132,500               --
  Sale of collateral securities ..................................................................              --           93,963
  Increase in restricted cash ....................................................................        (559,946)        (124,153)
  Decrease in notes receivable ...................................................................             759            9,979
  Other ..........................................................................................          40,304            3,157
                                                                                                       -----------      -----------
      Net cash provided by (used in) investing activities ........................................         822,689         (381,934)
                                                                                                       -----------      -----------
Cash flows from financing activities:
  Borrowings from notes payable and lines of credit ..............................................           6,488           97,191
  Repayments of notes payable and lines of credit ................................................        (808,784)        (328,943)
  Borrowings from project financing ..............................................................         620,956        3,477,854
  Repayments of project financing ................................................................        (176,799)      (2,942,272)
  Repayments and repurchases of senior notes .....................................................        (821,252)        (630,275)
  Repurchase of convertible senior notes .........................................................             (15)        (586,926)
  Proceeds from issuance of convertible senior notes .............................................         650,000          867,504
  Proceeds from issuance of senior debt offerings ................................................              --          878,815
  Proceeds from preferred interests (2) ..........................................................         565,000               --
  Repayment of convertible debentures to Calpine Capital Trust III ...............................        (517,500)              --
  Proceeds from prepaid commodity contract (3) ...................................................         290,571               --
  Financing and transaction costs ................................................................         (89,318)        (175,802)
  Other ..........................................................................................         (28,318)         (23,443)
                                                                                                       -----------      -----------
      Net cash provided by (used in) financing activities ........................................        (308,971)         633,703
                                                                                                       -----------      -----------
Effect of exchange rate changes on cash and cash equivalents .....................................             741           14,377
Net decrease in cash and cash equivalents including discontinued operations cash .................         106,486          496,016
Change in discontinued operations cash classified as current assets held for sale ................          18,627            7,694
                                                                                                       -----------      -----------
  Net increase in cash and cash equivalents ......................................................         125,113          503,710
                                                                                                       -----------      -----------
Cash and cash equivalents, beginning of period ...................................................         718,023          954,827
Cash and cash equivalents, end of period .........................................................     $   843,136      $ 1,458,537
                                                                                                       ===========      ===========
Cash paid during the period for:
  Interest, net of amounts capitalized ...........................................................     $   962,866      $   674,875
  Income taxes ...................................................................................     $    23,653      $    21,863
------------

                               (table continues)


(1)  Includes  depreciation  and  amortization  that is also  charged  to sales,
     general  and  administrative   expense  and  to  interest  expense  in  the
     Consolidated Condensed Statements of Operations.

(2) Relates to the $260.0 million Calpine Jersey II, $155.0 million Metcalf and $150.0 million CCFC LLC offerings of redeemable preferred securities. See
     Note 7 of the accompanying notes.

(3) Relates to the Deer Park prepaid commodity contract. See Note 9 of the accompanying notes.

Schedule of non-cash investing and financing activities:

     2005 Issuance of 27.5 million shares of common stock in exchange for $94.3 million in principal amount at maturity of 2014 Convertible Notes

     2004 Acquired the remaining 50% interest in the Aries power plant for $3.7 million cash and $220.0 million of assumed liabilities, including debt of $173.2 million.

     2004 Issuance of 24.3 million  shares of common stock in exchange for $40.0 million par value of HIGH TIDES I preferred securities and $75.0 million par value of HIGH TIDES II preferred securities.

     2004 Capital lease entered into for the King City facility for an initial asset balance of $114.9 million.

     2004 Issuance of 89 million shares of Calpine common stock pursuant to a Share Lending Agreement. See Note 11 of the accompanying notes for more information regarding the 89 million shares issued.

     2004 Exchange  of a $177.0  million  note for  $266.2  million of our 4.75%
          Contingent Convertible Senior Notes Due 2023.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

1.   Organization and Operations of the Company

     Calpine Corporation, a Delaware corporation, and subsidiaries (collectively, "Calpine" or the "Company") is engaged in the generation of electricity predominantly in the United States of America and Canada. The Company is involved in the development, construction, ownership and operation of power generation facilities and the sale of electricity and its by-product, thermal energy, primarily in the form of steam. In the United States, the Company has ownership interests in, and operates, gas-fired power generation and cogeneration facilities, pipelines, geothermal steam fields and geothermal power generation facilities. In Canada, the Company has ownership interests in, and operates, gas-fired power generation facilities. In Mexico, Calpine is a joint venture participant in a gas-fired power generation facility under construction. In addition, at June 30, 2005, the Company owned and operated a gas-fired power cogeneration facility in the United Kingdom, but sold this facility on July 28, 2005. The Company markets electricity produced by its generating facilities to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. The Company offers to third parties energy procurement, liquidation and risk management services, combustion turbine component parts and repair and maintenance services world-wide. The Company also provides engineering, procurement, construction management, commissioning and O&M services. The Company previously owned oil and gas exploration and production assets in the United States and Canada. In September 2004, the Company sold all of its Canadian and a portion of its United States oil and gas assets and, on July 7, 2005, the Company completed the sale of substantially all of its remaining oil and gas exploration and production assets.

2.   Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company's Current Report on Form 8-K dated December 31, 2004, filed with the SEC on October 17, 2005. The results for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications -- Certain prior years' amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the 2005 presentation. This includes a reclassification to separately disclose transmission sales revenue (formerly in other revenue). The Company has also made restatements for discontinued operations. See Note 8 for more information. In addition, the Company had certain reclassifications on its Consolidated Condensed Statement of Cash Flows to conform to the 2005 presentation.

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

     The Company has certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed subsidiaries is limited to the operations of the respective projects. At September 30, 2005, and December 31, 2004, $423.5 million and $284.4 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements. In addition, at September 30, 2005, and December 31, 2004, $50.9 million and $232.4 million, respectively, of the Company's cash and cash equivalents was held in bank accounts outside the United States.

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

     In addition, in connection with disputes concerning the use of proceeds from the Company's sales of Saltend and of its remaining oil and gas assets (see Notes 8 and 12 for more information) approximately $609.2 million of the net proceeds of such sales has been classified as Current restricted cash as of September 31, 2005, until these disputes are resolved.

     Effective Tax Rate -- For the three months ended September 30, 2005, the effective rate from continuing operations increased to (7.8)% as compared to (237.6)% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, and 2004, the effective tax rate was 21.3% and 42.6%, respectively. The tax rates on continuing operations for the three and nine months ended September 30, 2005, were adversely affected due to a valuation allowance recorded against certain NOL deferred tax assets associated with CCFC LLC in the amount of approximately $143.4 million. The variance in the effective tax rate for the three months ended September 30, 2005 compared to the same period in 2004 was significantly impacted by the nominal absolute dollar amount of the Company's pre-tax income (loss) in each period. For the three months ended September 30, 2004, the Company's pre-tax income from continuing operations was $8.6 million. Therefore, due to the near break-even absolute value of this amount, the tax benefit for the period translated into a high tax rate percentage, even though the benefit was only $20.3 million. Conversely, for the three months ended September 30, 2005, pre-tax loss from continuing operations was $224.9 million and the tax provision for the period was only $17.5 million. Excluding the effects of the valuation allowance associated with CCFC LLC, the Company would have recognized a tax benefit of $125.9 million for the three months ended September 30, 2005 resulting in an effective tax rate of 56.0%. While this tax benefit (excluding the effects of CCFC LLC) was $105.6 million higher than the tax benefit recognized for the three months ended September 30, 2004, the effective tax rate was significantly higher for the three months ended September 30, 2004 due to the nominal absolute value of pre-tax income from continuing operations. Also, the tax rates on continuing operations for the three and nine months ended September 30, 2004, have been restated in accordance with FIN 18, "Accounting for Income Taxes in Interim Periods - an Interpretation of APB Opinion No. 28," as amended, to reflect the effects of classifying the sale of the Company's Canadian and U.S. Rocky Mountain oil and gas assets, and the Saltend, Morris and Ontelaunee power plants as discontinued operations due to the Company's commitment to a plan of divesture in the second quarter of 2005. See Note 8 for more information. This effective tax rate on continuing operations is based on the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

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

     Long-Lived Assets and Impairment Evaluation -- In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the impairment of long-lived assets, including construction and development projects by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The significant assumptions that the Company uses in its undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, the expected pricing for those and that the Company will hold these assets over their depreciable lives commodities and the resultant spark spreads in the various regions where the Company generates and that the Company will hold these assets over their depreciable lives. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. Certain of the Company's generating assets are located in regions with depressed demands and market spark spreads. The Company's forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve. There can be no assurance that this will occur. See Note 8 for a discussion of the impairment charge related to Ontelaunee, which met the held-for-sale criteria as of September 30, 2005, and was subsequently sold on October 6, 2005.

     Stock-Based Compensation -- On January 1, 2003, the Company prospectively adopted the fair value method of accounting for stock-based employee compensation pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change their accounting for stock-based compensation from the less preferred intrinsic value based method to the more preferred fair value based method. Prior to its amendment, SFAS No. 123 required that companies enacting a voluntary change in accounting principle from the intrinsic value methodology provided by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance could only do so on a prospective basis; no adoption or transition provisions were established to allow for a restatement of prior period financial statements. SFAS No. 148 provided two additional transition options to report the change in accounting principle--the modified prospective method and the retroactive restatement method. Additionally, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the provisions of SFAS No. 123 on a prospective basis; consequently, the Company is required to provide a pro-forma disclosure of net income and EPS as presented in the table below, as if SFAS No. 123 accounting had been applied to all prior periods presented within its financial statements until SFAS No. 123-R (discussed below) is adopted in January 2006. As disclosed in the table below, the Company's prospective adoption of SFAS No. 123 has had a material impact on the Company's financial statements. The table below reflects the pro forma impact of stock-based compensation on the Company's net loss and loss per share for the three and nine months ended September 30, 2005 and 2004, had the Company applied the accounting provisions of SFAS No. 123 to its financial statements in years prior to its adoption of SFAS No. 123 (in thousands, except per share amounts):

                                                                               Three Months Ended            Nine Months Ended
                                                                                  September 30,                September 30,
                                                                           --------------------------    --------------------------
                                                                               2005          2004           2005           2004
                                                                           -----------    -----------    -----------    -----------
Net income (loss)
  As reported...........................................................   $  (216,689)   $   141,125    $  (683,879)  $     41,235
  Pro Forma.............................................................      (216,751)       140,102       (684,678)        37,288
Income (loss) per share data:
  Basic earnings per share
    As reported.........................................................   $     (0.45)   $      0.32    $     (1.49)   $      0.10
    Pro Forma...........................................................         (0.45)          0.32          (1.49)          0.09
  Diluted earnings per share
    As reported.........................................................   $     (0.45)   $      0.32    $     (1.49)   $      0.10
    Pro Forma...........................................................         (0.45)          0.31          (1.49)          0.09
Stock-based compensation cost, net of tax,
  included in income (loss), as reported................................   $     2,711    $     3,308    $     9,963    $     9,388
Stock-based compensation cost, net of tax,
  included in income (loss), pro forma..................................         2,773          4,331         10,762         13,335

New Accounting Pronouncements

  SFAS No. 123-R

     In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share Based Payments." This statement, referred to as SFAS No. 123-R, revises SFAS No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions), which must be recognized over the requisite service period (usually the vesting period) during which an employee is required to provide service in exchange for the award. The statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require or may require settlement by issuing the entity's equity shares or other equity instruments.

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

     The Company is still evaluating the impact of adopting and subsequently accounting for excess tax benefits under the two-transaction model described in SFAS No. 123, but does not expect its consolidated net income, cash flows or financial position to be materially affected upon adoption of SFAS No. 123-R on January 1, 2006.

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

     The statement applies to all awards granted, modified, repurchased, or cancelled after January 1, 2006, and to the unvested portion of all awards granted prior to that date. Public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may adopt SFAS 123-R using a modified version of prospective application pursuant to which compensation cost for the portion of awards for which the employee's requisite service has not been rendered, which awards are outstanding as of January 1, 2006, must be recognized as the requisite service is rendered on or after that date. The compensation cost for that portion of those awards shall be based on the original grant-date fair value of those awards as calculated for recognition under SFAS No. 123. The compensation cost for those earlier awards shall be attributed to periods beginning on or after January 1, 2006 using the attribution method that was used under SFAS No. 123. Furthermore, the method of recognizing forfeitures must now be based on an estimated forfeiture rate and can no longer be based on forfeitures as they occur.

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

  SFAS No. 128-R

     FASB is expected to revise SFAS No. 128, "Earnings Per Share" to make it consistent with International Accounting Standard No. 33, "Earnings Per Share," so that EPS computations will be comparable on a global basis. This new guidance is expected to be issued by the end of 2005 and will require restatement of prior periods diluted EPS data. The proposed changes will affect the application of the treasury stock method and contingently issuable (based on conditions other than market price) share guidance for computing year-to-date diluted EPS. In addition to modifying the year-to-date calculation mechanics, the proposed revision to SFAS No. 128 would eliminate a company's ability to overcome the presumption of share settlement for those instruments or contracts that can be settled, at the issuer or holder's option, in cash or shares. Under the revised guidance, FASB has indicated that any possibility of share settlement other than in an event of bankruptcy will require a presumption of share settlement when calculating diluted EPS. The Company's 2023 Convertible Notes and 2014 Convertible Notes contain provisions that would require share settlement in the event of conversion under certain events of default, including but not limited to a bankruptcy-related event of default. Additionally, the 2023 Convertible Notes include a provision allowing the Company to meet a put with either cash or shares of stock. The Company's 2015 Convertible Notes allow for share settlement of the principal only in the case of certain bankruptcy-related events of default. Therefore, a presumption of share settlement is required for the 2014 Convertible Notes and the 2023 Convertible Notes, but is not required for the 2015 Convertible Notes. The revised guidance will result in a significant increase in the potential dilution to the Company's EPS, particularly when the price of the Company's common stock is low, since SFAS No. 128-R requires that the more dilutive of calculations be used considering both:

     o normal conversion assuming a combination of cash and variable number of shares; and

     o conversion during events of default other than bankruptcy assuming 100% shares at the fixed conversion rate, or, in the case of 2023 Convertible Notes, meeting a put entirely with shares of stock.

  SFAS No. 151

     In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires those items to be recognized as a current-period charge regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement did not materially impact the Company's consolidated results of operations, cash flows or financial position.

  SFAS No. 153

     In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement eliminates the exception in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. It requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance (as defined). A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

     The new statement will not apply to the transfers of interests in assets in exchange for an interest in a joint venture and amends SFAS No. 66, "Accounting for Sales of Real Estate" to clarify that exchanges of real estate for real estate should be accounted for under APB Opinion No. 29. It also amends SFAS No. 140, to remove the existing scope exception relating to exchanges of equity method investments for similar productive assets to clarify that such exchanges are within the scope of SFAS No. 140 and not APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement did not materially impact the Company's consolidated results of operations, cash flows or financial position.

  SFAS No. 154

     In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to materially impact the Company's consolidated results of operations, cash flows or financial position.

  EITF Issue No. 03-13

At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations." EITF Issue No. 03-13 is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company has applied the model outlined in EITF Issue No. 03-13 in its evaluation of the September 2004 sale of the Canadian and U.S. Rocky Mountain oil and gas assets, the July 2005 sales of the Company's remaining oil and gas assets and Saltend facility, the sale of the Morris facility in August 2005 and the sale of the Ontelaunee facility in October 2005 (which met the criteria necessary to be classified as held-for-sale at September 30, 2005), in determining whether or not the cash flows related to these components have been or will be permanently eliminated from the ongoing operations of the Company.

3.  Strategic Initiative

     The Company's business is capital intensive. Its ability to capitalize on growth opportunities and to service the debt it incurred to construct and operate its current fleet of power plants is dependent on the continued availability of capital. The availability of such capital in today's environment remains uncertain. To date, the Company has obtained cash from its operations; borrowings under credit facilities; issuances of debt, equity, preferred securities, convertible and contingent convertible securities; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; prepayments received for power sales; contract monetizations; and project financings. The Company has utilized this cash to fund operations, service, repay or refinance debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support hedging, balancing, optimization and trading activities, and meet other cash and liquidity needs.

     While the Company has been able to access the capital and bank credit markets since 2002, it has been on significantly different terms than before. In particular, the senior working capital facilities and term loan financings entered into, and the majority of the debt securities offered and sold by the Company have been secured by certain of the Company's assets and subsidiary equity interests. The Company has also provided security to support prepaid commodity transactions and, as the Company's credit ratings have been downgraded, it has been required to post collateral to support its hedging, balancing and optimization activities. In the aggregate, the average interest rate on the Company's new debt instruments, especially on recent issuances of subsidiary preferred stock and on debt incurred to refinance existing debt, has been higher. The terms of capital available now and in the future may not be attractive to the Company or its access to the capital markets may otherwise become restricted. The timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of the Company's control. Consistent with the Company's strategic initiative announced in May 2005, it expects to rely to a greater extent than in the past on asset sales to reduce debt and related interest expense and to improve its liquidity position.

     At September 30, 2005, the Company had working capital of $520.8 million which increased approximately $242.7 million from December 31, 2004. The increase was primarily due to increases of $494.6 million, $513.4 million, and $379.5 million in accounts receivable, restricted cash, and current derivative assets, respectively, offset by increases of $212.1 million, $249.4 million and $618.1 million in accounts payable, Senior Notes, current portion and current derivative liabilities, respectively, from December 31, 2004, to September 30, 2005. The increase in accounts receivable period over period was primarily due to the significant increase in power prices during the three-month period ended September 30, 2005, and to a lesser extent, an increase in megawatt hours sold (due to additional generating capacity). Restricted cash increased primarily due to the addition of $607.5 in remaining net proceeds from the sale of Saltend and the Company's remaining oil and gas assets in July 2005. The Company's current derivative assets and liabilities increased significantly primarily as a result of significantly higher electricity and natural gas prices at the end of the third quarter in 2005. Cash flow used in operating activities during the nine-month period ended September 30, 2005 was $408.0 million and is expected to continue to be negative at least for the near term and possibly longer. On September 30, 2005, our cash and cash equivalents on hand totaled $843.1 million. The current portion of restricted cash totaled $1,106.7 million. See
Note 2 for more information on the Company's cash and cash equivalents and restricted cash.

     Satisfying all obligations under the Company's outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months presents the Company with several challenges as cash requirements are expected to exceed the sum of cash on hand permitted to be used to satisfy such requirements and cash from operations. Additionally, the Company has significant near-term maturities of debt in periods subsequent to the next twelve months including $1.4 billion in 2006 (including use of proceeds obligations described in Note 7), $1.9 billion in 2007 and $1.4 billion in 2008 (see Note 7 for further discussion of future maturities and other matters impacting the Company's debt). Accordingly, the Company has in place a strategic initiative, as discussed further below, which includes possible sales or monetizations of certain of its assets. Whether the Company will have sufficient liquidity will depend, in part, on the success of that program. No assurance can be given that the program will be successful. If it is not successful, additional asset sales, refinancings, monetizations and other items beyond those included in the strategic initiative would likely need to be made or taken, depending on market conditions. The Company's ability to reduce debt will also depend on its ability to repurchase debt securities through open market and other transactions, and the principal amount of debt able to be repurchased will be contingent upon market prices and other factors. Even if the program is successful, there can be no assurance that the Company will be able to continue work on its projects in development and suspended construction that have not successfully obtained project financing, and it could possibly incur substantial impairment losses as a result. In addition, even if the program is successful, until there are significant sustained improvements in spark spreads, the Company expects that it will not have sufficient cash flow from operations to repay all of its indebtedness at maturity or to fund its other liquidity needs. The Company expects that it will need to extend or refinance all or a portion of its indebtedness on or before maturity. While the Company currently believes that it will be successful in repaying, extending or refinancing all of its indebtedness on or before maturity, there can be no assurance that it will be able to do so on attractive terms or at all.

     As part of the Company's efforts to improve its financial strength, the Company announced a strategic initiative in May 2005 aimed at:

     o Optimizing the value of the Company's core North American power plant portfolio by selling certain power and natural gas assets to reduce debt and lower annual interest cost, and to increase cash flow in future periods. At September 30, 2005, the Company had completed the sales of Saltend in the United Kingdom, Morris in Illinois and its interest in Grays Ferry in Pennsylvania. Additionally, in October 2005 the Company completed the sale of Ontelaunee and in July 2005 completed the sale of substantially all of its remaining oil and natural gas assets. The Company is also in discussions with potential buyers for, or is considering, the sale of additional assets. See Notes 8 and 15 for further information on these transactions.

     o Taking actions to decrease operating and maintenance costs and lowering fuel costs to improve the operating performance of the Company's power plants, which would boost operating cash flow and liquidity. In addition, to further reduce costs, the Company has temporarily shut down two power plants and is considering others with negative cash flow, until market conditions warrant starting back up, to further reduce costs. See Note 12 for a discussion of the restructuring of certain LTSAs.

     o Reducing collateral requirements. On September 8, 2005, the Company and Bear Stearns announced an agreement to form a new energy marketing and trading venture to develop a third party customer business focused on physical natural gas and power trading and related structured transactions. Regulatory approval for this new entity was received on October 31, 2005, and it is anticipated that operations will begin in the fourth quarter of 2005. The transaction will include a $350 million credit intermediation agreement between CalBear, a new subsidiary of Bear Stearns, and CES. It is anticipated that this credit intermediation agreement will, among other things, positively impact Calpine's working capital position by making possible the return of cash and LCs currently posted as collateral.

     o Reducing total debt, net of new construction financings, by more than $3 billion from debt levels at year-end 2004, which the Company estimates would provide $275 million of annual interest savings. Calpine continues to advance its May 2005 strategic initiative aimed at optimizing its power plant portfolio, reducing debt and enhancing the Company's financial strength. While the company continues to make progress toward its goal of reducing total debt by more than $3 billion by year-end 2005 and achieving an estimated $275 million of annual interest savings, the timing of accomplishing this goal may be delayed into 2006. The cash and other consideration needed to reduce debt by that amount will be a function of the timing of asset sales, the Company's ability to use proceeds of such sales to reduce debt (we are currently involved in various litigations with the holders of certain series of our outstanding secured and unsecured bonds as described in Note 12 of the Notes to Consolidated Condensed Financial Statements), the prices at which the Company is able to repurchase debt, and other factors. At September 30, 2005, total consolidated debt was $17.2 billion, a reduction of $0.9 billion from the $18.1 billion level at March 31, 2005, before the strategic initiative was announced. Excluding the effect of new construction financing of $178.7 million, the Company has reduced debt by approximately $1.1 billion. However, regardless of whether or not the specific $3 billion debt reduction goal can be achieved by December 31, 2005, the Company remains committed to achieving that goal as soon as practicable.

     In addition, as noted above, the Company seeks to identify opportunities to capture value in the skills and knowledge that it has developed, not only to improve the operating performance of its facilities but also to develop new sources of revenues, for example, by utilizing its hedging and optimization skills to develop the CalBear business and by expanding its third-party
combustion   turbine  component  parts  and  retail  and  maintenance   services
businesses. The Company also actively explores possible alternative sources of natural gas (such as LNG and Alaskan pipeline projects) to increase the natural gas supply in the continental United States, as well as other sources of fuel for its natural gas-fired generation facilities, such as projects to convert pet coke, an oil refinery waste product, into gas suitable for combustion in its gas turbines. There can be no assurance that the Company will be successful in developing such alternative or additional sources of fuel in the near term or otherwise.

     While there can be no assurance that the Company will be successful in achieving the goals of its strategic initiative and meeting its financing obligations, progress in the quarter ended September 30, 2005, included the following:

     o Issued $150.0 million of Class A Redeemable Preferred Shares due 2006 through its indirect subsidiary, CCFC LLC, which is an indirect parent of CCFC I, which owns a portfolio of six operating natural gas-fired power plants (not including Ontelaunee, which met the held for sale criteria as of September 30, 2005) with the generation capacity of more than 3,600 megawatts. The Redeemable Preferred Shares bear an initial dividend rate of LIBOR plus 950 basis points and were redeemable in whole or in part at any time by CCFC LLC at par plus accrued dividends. The Redeemable Preferred Shares were repurchased in full on October 14, 2005.

     o Completed the sale of substantially all of its remaining oil and gas exploration and production properties and assets for $1.05 billion, less adjustments, transaction fees and expenses, and less approximately $75 million to reflect the value of certain oil and gas properties for which the Company was unable to obtain consents to assignment prior to closing. Certain of the consents have been received subsequent to September 30, 2005, and the remaining consents are expected to be received by December 31, 2005. As further discussed in Note 12, the Company initiated a lawsuit seeking access to blocked proceeds remaining from this sale.

     o Completed the sale of Saltend, a 1,200-MW power plant in Hull, England, generating total gross proceeds of $862.9 million. Of this amount, approximately $647.1 million was used to redeem the $360.0 million Two-Year Redeemable Preferred Shares issued by our Calpine Jersey I subsidiary on October 26, 2004, and the $260.0 million Redeemable Preferred Shares issued by our Calpine Jersey II subsidiary on January 31, 2005, including interest and termination fees of $16.3 million and $10.8 million, respectively. As discussed in Note 12, certain bondholders initiated a lawsuit concerning the use of the proceeds remaining from the sale of Saltend.

     o Completed the sale of the Company's Inland Empire Energy Center development project to GE, for approximately $30.9 million. The project will be financed, owned and operated by GE and will be used to launch GE's most advanced gas turbine technology, the "H System (TM)." The Company will manage plant construction, market the plant's output, and manage its fuel requirements. The Company has an option to purchase the facility in years seven through fifteen following the commercial operation date and GE can require the Company to purchase the facility for a limited period of time in the fifteenth year, all subject to satisfaction of various terms and conditions. If the Company purchases the facility under the call or put, GE will continue to provide critical plant maintenance services throughout the remaining estimated useful life of the facility. Because of continuing involvement related to the purchase option and put, the Company deferred the gain generated from the sale of the development company of approximately $10 million until the call or put option is either exercised or expires.

     o Completed the sale of Company's 50% interest in the 175-MW Grays Ferry power plant for gross proceeds of $37.4 million. The Company recorded an impairment charge of $18.5 million related to its interest in this facility in the quarter ended June 30, 2005.

     o Completed the sale of the Company's 156-MW Morris power plant for approximately $84.5 million. In the three months ended June 30, 2005, the Company recorded a $106.2 million impairment charge related to its commitment to a plan of divesture of this facility which was reclassified to discontinued operations in the three month period ending September 30, 2005, upon completion of the sale.

     o Repurchased approximately $138.9 million of First Priority Notes pursuant to a tender offer. Following the completion of the tender offer, the Company now has approximately $641.5 million aggregate principal amount of First Priority Notes outstanding.

     o Announced a 15-year Master Products and Services Agreement with GE, which is expected to lower operating costs in the future. As a result of 9 GE LTSA cancellations, the Company recorded $33.3 million in charges in the quarter ended June 30, 2005.

     o Signed an agreement with Siemens-Westinghouse to restructure the long-term relationship, which is expected to provide additional flexibility to self-perform maintenance work in the future.

     Additionally, subsequent to September 30, 2005, the Company completed the following transactions (see Note 15 for more information):

     o Completed the sale of the Company's 561-MW Ontelaunee power plant for $225.0 million, less transaction costs and working capital adjustments of approximately $125.0 million. The Company recorded an impairment charge of $136.8 million as of September 30, 2005 which is reflected in discontinued operations. The sale of Ontelaunee closed October 6, 2005. See Notes 5 and 8 for more information. CCFC I made offers to purchase its outstanding debt with the proceeds of the Ontelaunee sale in accordance with the instruments governing such debt. The offers have expired, and none of the holders of such debt elected to have their debt repurchased.

     o Received funding on CCFC LLC's $300.0 million offering of Redeemable Preferred Shares due 2011.

     o Repurchased the CCFC LLC $150.0 million Class A Redeemable Preferred Shares due 2006.

     While the Company has recognized a pre-tax gain overall on asset sales completed during the three and nine months ended September 30, 2005, the Company has recognized significant impairment charges or losses with respect to certain asset sales, including the sale of the Morris facility, as well as the sale of the Ontelaunee facility in October 2005. The Company is considering the sale of additional assets in connection with its strategic initiative program, and it is possible that some or all of the additional asset sales contemplated could lead to material impairment charges or losses upon sale.

     The sale of assets to reduce debt and lower annual interest costs is expected to materially lower the Company's revenues, spark spread and gross profit (loss) and the final mix of assets actually sold will determine the degree of impact on operating results. While lowering debt, the accomplishment of the strategic initiative program, in and of itself, will likely not lead to improvement in certain measures of interest and principal coverage without significant improvement in market conditions. The amount of offsetting future interest savings will be a function of the principal amount of debt retired and the interest rate born by such debt. The amount that the Company will spend to reduce debt will depend on the market price of such debt and other factors, and the final net future earnings impact of the initiatives is still uncertain.

4.   Available-for-Sale Debt Securities

     On September 30, 2004, the Company repurchased $115.0 million in par value of HIGH TIDES III preferred securities for cash of $111.6 million. Due to the deconsolidation of Calpine Capital Trust III, the issuer of the HIGH TIDES III preferred securities, upon the adoption of FIN 46 as of December 31, 2003, and the terms of the underlying convertible debentures issued by Calpine to the Trust, the repurchased HIGH TIDES III preferred securities could not be offset against the convertible subordinated debentures and, accordingly, the Company accounted for the repurchased HIGH TIDES III preferred securities as available-for-sale securities. On July 13, 2005, the Company completed the redemption of all of the outstanding HIGH TIDES III preferred securities and of the underlying convertible debentures. Accordingly, the HIGH TIDES III preferred securities repurchased by the Company are no longer outstanding, and the Company has no available-for-sale debt securities recorded in the Consolidated Condensed Balance Sheet at September 30, 2005. See Note 7 for additional information.

5.   Property, Plant and Equipment, Net and Capitalized Interest

     As of September 30, 2005, and December 31, 2004, the components of property, plant and equipment, net, stated at cost less accumulated depreciation and depletion are as follows (in thousands):

                                                                                           September 30,     December 31,
                                                                                               2005              2004
                                                                                           -------------     ------------
Buildings, machinery, and equipment ........................................               $ 16,521,482      $ 14,615,907
Pipelines ..................................................................                     82,398            90,625
Geothermal properties ......................................................                    481,255           474,869
Other ......................................................................                    182,183           206,049
                                                                                           ------------      ------------
                                                                                             17,267,318        15,387,450
Less: accumulated depreciation and depletion ...............................                 (1,798,377)       (1,416,586)
                                                                                           ------------      ------------
                                                                                             15,468,941        13,970,864
Land .......................................................................                     94,219           104,972
Construction in progress ...................................................                  2,979,763         4,321,907
                                                                                           ------------      ------------
Property, plant and equipment, net .........................................               $ 18,542,923        18,397,743
                                                                                           ============      ============

Capital Spending -- Construction and Development

     Construction and Development costs in process consisted of the following at September 30, 2005 (in thousands):

                                                                            Equipment      Project
                                                    # of                   Included in   Development   Unassigned
                                                  Projects        CIP          CIP          Costs      Equipment
                                                  --------    ----------   ----------    ----------    ----------
Projects in active construction (1) ......            4       $  803,004   $  291,709    $       --    $       --
Projects in suspended construction .......            3        1,130,364      391,505            --            --
Projects in advanced development .........           10          721,381      545,458        89,942            --
Projects in suspended development ........            4          309,928       77,624        36,397            --
Projects in early development ............            2               --           --         8,952            --
Other capital projects ...................           NA           15,086           --            --            --
Unassigned equipment .....................           NA               --           --            --        67,691
                                                              ----------   ----------    ----------    ----------
  Total construction and development costs                    $2,979,763   $1,306,296    $  135,291    $   67,691
                                                              ==========   ==========    ==========    ==========
------------

(1) There were a total of four consolidated projects in active construction at September 30, 2005. Additionally, the Company has one project in active construction that is recorded in unconsolidated investments and is not included in the table above.

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

     Projects in Active Construction -- The four projects in active construction are projected to come on line from November 2005 to November 2007. These projects will bring on line approximately 1,247 MW of base load capacity (1,478 MW with peaking capacity). Interest and other costs related to the construction activities necessary to bring these projects to their intended use are being capitalized. At September 30, 2005, the total projected costs to complete these projects was $586.2 million.

     Projects in Suspended Construction -- Work and capitalization of interest on the three projects in suspended construction has been suspended or delayed due to current market conditions. These projects would bring on line approximately 1,769 MW of base load capacity (2,035 MW with peaking capacity). The Company expects to finance the remaining $324.7 million projected costs to complete these projects when construction resumes.

     Projects in  Advanced  Development  -- There were ten  projects in advanced development at September 30, 2005. These projects would bring on line approximately 4,151 MW of base load capacity (5,361 MW with peaking capacity).

Interest and other costs related to the development activities necessary to bring these projects to their intended use are being capitalized. However, the capitalization of interest has been suspended on four projects for which development activities are substantially complete but construction will not commence until a PPA and financing are obtained. During the quarter, the Company sold Inland Empire Energy Center, a project previously accounted for in advanced development, to a third party and moved the Wawayanda project from advanced development to suspended development. See Note 3 for more information on the sale of Inland Empire to GE. The estimated cost to complete the remaining ten projects in advanced development was approximately $2.6 billion at September 30, 2005. The Company's current plan is to finance these project costs as PPAs are executed.

     Suspended Development Projects --The Company has ceased capitalization of additional development costs and interest expense on four development projects on which work has been suspended due to current electric market conditions. Capitalization of costs may recommence as work on these projects resumes, if certain milestones and criteria are met indicating that it is again highly probable that the costs will be recovered through future operations. As is true for all of the Company's projects, the suspended projects are reviewed for impairment whenever there is an indication of potential reduction in a project's fair value. Further, if it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to their recoverable value. The four projects in suspended development would bring on line approximately 1,365 MW of base load capacity (1,555 MW with peaking capacity). The estimated cost to complete these projects is approximately $837.6 million.

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

     Unassigned Equipment -- As of September 30, 2005, the Company had made progress payments on four turbines and other equipment with an aggregate carrying value of $67.7 million. This unassigned equipment is classified on the Consolidated Condensed Balance Sheet as "Other assets" because it is not assigned to specific development and construction projects. The Company is holding this equipment for potential use on future projects. It is possible that some of this unassigned equipment may eventually be sold, potentially in combination with the Company's engineering and construction services.

     Capitalized  Interest  --  The  Company  capitalizes  interest  on  capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, "Capitalization of Interest Cost," as amended by SFAS No. 58, "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)." The Company's qualifying assets include CIP, certain pipelines under development, geothermal properties under construction, certain costs for information systems development, construction costs related to unconsolidated investments in power projects under construction, and advanced stage development costs. For the three months ended September 30, 2005 and 2004, the total amount of interest capitalized was $36.5 million and $86.6 million, respectively, including $7.8 million and $9.4 million, respectively, of interest incurred on funds borrowed for specific construction projects and $28.7 million and $77.4 million, respectively, of interest incurred on general corporate funds used for the advanced stages of development and construction. For the nine months ended September 30, 2005 and 2004, the total amount of interest capitalized was $170.9 million and $296.9 million, respectively, including $30.4 million and $43.3 million, respectively, of interest incurred on funds borrowed for specific construction projects and $140.5 million and $253.6 million, respectively, of interest incurred on general corporate funds used for construction. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the three and nine months ended September 30, 2005, reflects the completion of construction for several power plants, the suspension of certain of the Company's development and construction projects, and a reduction in the Company's development and construction program in general.

     In accordance with SFAS No. 34, the Company determines which debt instruments best represent a reasonable measure of the cost of financing construction assets in terms of interest cost incurred that otherwise could have been avoided. These debt instruments and associated interest cost are included in the calculation of the weighted average interest rate used for capitalizing interest on general funds. The primary debt instruments included in the rate calculation of interest incurred on general corporate funds are the Company's Senior Notes and term loans.

     Impairment Evaluation -- All construction and development projects and unassigned turbines are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value in accordance with the provisions of SFAS No. 144. The Company reviews its unassigned equipment for potential impairment based on probability-weighted alternatives of utilizing the equipment for future projects versus selling the equipment. Utilizing this methodology, the Company does not believe that the equipment held for use is impaired. However, during the three month periods ending September 30, 2005 and 2004, and the nine month periods ended September 30, 2005 and 2004, respectively, the Company recorded to the "Equipment cancellation and impairment cost" line of the Consolidated Condensed Statement of Operations $0.8 million and $7.8 million, and $0.7 million and $10.2 million, respectively, in net losses in connection with equipment cancellations, and it may incur further losses should it decide to cancel more equipment contracts or sell unassigned equipment in the future. In the event the Company were unable to obtain PPAs or project financing and suspension or abandonment were to result, the Company could suffer substantial impairment losses on such projects.

     Based on an evaluation of the probability-weighted expected future cash flows, giving consideration to the continued ownership and operation of the Morris power plant or consummating the potential sale transaction at June 30, 2005, the Company determined that the carrying amount of the facility was impaired due to the high probability of consummating the sale. As a result, during the three months ended June 30, 2005, the Company recorded to the "Power plant impairment" line of the Consolidated Condensed Statement of Operations a $106.2 million impairment charge representing the difference between the proposed sale price and the facility's book value at June 30, 2005. On August 2, 2005, the Company completed the sale of the facility for approximately $84.5 million in cash and reclassified the impairment charge to discontinued operations. See Note 8 for more information on this sale.

     At September 30, 2005, the Company had committed to a plan to divest the Ontelaunee power plant. In accordance with SFAS No. 144, the Company recorded an impairment charge of $136.8 million for the difference between the estimated sale price (less estimated selling costs) and the facility's book value as of September 30, 2005. This charge is reflected in discontinued operations in the Consolidated Condensed Statement of Operations for the three and nine-month periods ended September 30, 2005. The sale was completed on October 6, 2005. See Notes 5 and 8 for a discussion of the Company's sale of the Ontelaunee power plant.

     See Note 6 for a discussion of the impairment charge in connection with the Grays Ferry power plant and Note 3 for a discussion of potential additional material impairment charges arising from the possible sale of additional assets.

6.   Unconsolidated Investments

     The Company's unconsolidated investments are integral to its operations. The Company's joint venture investments were evaluated under FASB Interpretation No. 46 "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" as amended, to determine which, if any, entities were VIEs. Based on this evaluation, the Company determined that Acadia PP, Valladolid, Grays Ferry, Whitby and AELLC were VIEs, in which the Company held a significant variable interest. However, all of the entities except for Acadia PP met the definition of a business and qualified for the business scope exception provided in paragraph 4(h) of FIN 46-R, and consequently were not subject to the VIE consolidated model. Further, based on a qualitative and quantitative assessment of the expected variability in Acadia PP, the Company was not the Primary Beneficiary. Consequently, the Company continues to account for its joint venture investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting For Investments in Common Stock" and FIN 35, "Criteria for Applying the Equity Method of Accounting for Investments in Common Stock (An Interpretation of APB Opinion No. 18)." However, in the fourth quarter of 2004, the Company changed from the equity method to the cost method to account for its investment in AELLC as discussed below.

     Acadia PP is the owner of a 1,210-MW electric wholesale generation facility, Acadia Energy Center, located in Louisiana and is a joint venture between the Company and Cleco Corporation. The Company's involvement in this VIE began upon formation of the entity in March 2000. The Company's maximum potential exposure to loss from its equity investment at September 30, 2005, was limited to the book value of its investment of approximately $215.7 million, plus any loss that may accrue from a tolling agreement between Acadia PP and CES.

     Valladolid is the owner of the Valladolid III Energy Center, a 525-MW, natural gas-fired energy center currently under construction at Valladolid, Mexico in the Yucatan Peninsula. The facility will deliver electricity to CFE under a 25-year power sales agreement. The project is a joint venture between the Company and Mitsui, and Chubu, both headquartered in Japan. The Company owns 45% of the entity while Mitsui and Chubu each own 27.5%. Construction began in May 2004 and the project is expected to achieve commercial operation in the summer of 2006. The Company's maximum potential exposure to loss at September 30, 2005, was limited to the book value of its investment of approximately $82.7 million.

     Grays Ferry is the owner of a 175-MW gas-fired cogeneration facility, located in Pennsylvania and was a joint venture between the Company and Trigen-Schuylkill Cogeneration, Inc. The Company's involvement in this VIE began with its acquisition of the independent power producer, Cogen America, now called Calpine Cogen, in December 1999. The Grays Ferry joint venture project was part of the portfolio of assets owned by Cogen America. On July 8, 2005, the Company completed the sale of the Grays Ferry power plant, in which it held 50% interest, for gross proceeds of $37.4 million. In June 2005, the Company recorded to the "Other expense (income), net" line of the Consolidated Condensed Statement of Operations a $18.5 million impairment charge. This transaction did not qualify as a discontinued operation under the guidance of SFAS No. 144, which specifically excludes equity method investments from its scope, unless the investment is part of a larger disposal group.

     Whitby is the owner of a 50-MW gas-fired cogeneration facility, located in Ontario, Canada and is a joint venture between the Company and a privately held enterprise. The Company's involvement in this VIE began with its acquisition of a portfolio of assets from Westcoast in September 2001, which included the Whitby joint venture project. The Company's maximum potential exposure to loss at September 30, 2005, was limited to the book value of its investment of approximately $49.6 million.

     AELLC is the owner of a 136-MW gas-fired cogeneration facility, Androscoggin Energy Center, located in Maine and is a joint venture between the Company, and affiliates of Wisvest Corporation and IP. The Company's involvement in this VIE began with its acquisition of the independent power producer, SkyGen, in October 2000. The AELLC joint venture was part of the portfolio of assets owned by SkyGen. On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. The Company recorded its $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy, the Company has lost significant influence and control of the project and has adopted the cost method of accounting for its investment in AELLC. Also, in December 2004 the Company determined that its investment in AELLC, including outstanding notes receivable and O&M receivable, was impaired and recorded a $5.0 million impairment charge. The facility had third-party debt of $63.4 million outstanding as of December 31, 2004, primarily consisting of $60.3 million in construction debt. The debt was non-recourse to Calpine Corporation. On April 12, 2005, AELLC sold three fixed-price gas contracts to Merrill Lynch Commodities Canada, ULC, and used a portion of the proceeds to pay down its remaining construction debt. As of September 30, 2005, the facility had third-party debt outstanding of $3.1 million. See Note 12 for an update on this investment.

     The following investments are accounted for under the equity method except for Androscoggin Energy Center, which is accounted for under the cost method (in thousands):

                                                                                   Ownership             Investment Balance at
                                                                                Interest as of     --------------------------------
                                                                                 September 30,     September 30,       December 31,
                                                                                     2005              2005                2004
                                                                                ----------------   -------------       ------------
Acadia Energy Center ..........................................                      50.0%            $215,657             $214,501
Valladolid III Energy Center ..................................                      45.0%              82,661               77,401
Grays Ferry Power Plant (1) ...................................                      50.0%                  --               48,558
Whitby Cogeneration (2) .......................................                      15.0%              49,615               32,528
Androscoggin Energy Center (3) ................................                      32.3%                  --                   --
Other .........................................................                        --                  125                  120
                                                                                                      --------             --------
  Total unconsolidated investments ............................                                       $348,058             $373,108
                                                                                                      ========             ========
------------

(1) On July 8, 2005, the Company completed the sale of the Grays Ferry power plant. Please see the above paragraph for a discussion of this sale.

(2) Whitby is owned 50% by the Company but a 70% economic share in the Company's ownership interest has been effectively transferred to CPLP through a loan from CPLP to the Company's entity which holds the investment interest in Whitby.



(3)  Excludes certain Notes Receivable.

     The third-party debt on the books of the unconsolidated investments is not reflected on the Company's balance sheet. At September 30, 2005, and December 31, 2004, third party investee debt was approximately $200.2 million and $133.9 million, respectively. Of these amounts, $3.1 million and $63.4 million, respectively, relate to the Company's investment in AELLC, for which the cost method of accounting was used. Based on the Company's pro rata ownership share of each of the investments, the Company's share would be approximately $74.3 million and $46.6 million for the respective periods. These amounts include the Company's share for AELLC of $1.0 million and $20.5 million, respectively. All such debt is non-recourse to the Company. The increase in investee debt between periods is primarily due to borrowings for the Valladolid III Energy Center currently under construction.

     The  following  details  the  Company's  income  and   distributions   from
unconsolidated investments (in thousands):

                                                                   Income (Loss) from
                                                                     Unconsolidated
                                                                       Investments           Distributions
                                                                 ----------------------  ---------------------
                                                                    For the Nine Months Ended September 30,
                                                                 ---------------------------------------------
                                                                   2005        2004         2005       2004
                                                                 --------    --------     --------    --------
Acadia Energy Center .........................................   $ 14,052    $  9,490     $ 12,896    $ 14,438
Aries Power Plant ............................................         --      (4,265)          --          --
Grays Ferry Power Plant ......................................       (739)     (2,436)          --          --
Whitby Cogeneration ..........................................      1,608         870        3,768       1,515
Calpine Natural Gas Trust ....................................         --          --           --       6,127
Androscoggin Energy Center ...................................         --     (16,680)          --          --
Valladolid III Energy Center .................................       (213)         --           --          --
Other ........................................................        (64)          7          198         183
                                                                 --------    --------     --------    --------
  Total ......................................................   $ 14,644    $(13,014)    $ 16,862    $ 22,263
                                                                 ========    ========     ========    ========
Interest income on notes receivable from power projects (1) ..   $     --    $    840
                                                                 --------    --------
  Total ......................................................   $ 14,644    $(12,174)
                                                                 ========    ========
------------

(1) At September 30, 2005, and December 31, 2004, notes receivable from power projects represented an outstanding loan to AELLC, in the amounts of $4.0 million and $4.0 million, after impairment reserves, respectively.

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

     The related party balances as of September 30, 2005 and December 31, 2004, reflected in the accompanying Consolidated Condensed Balance Sheets, and the related party transactions for the three and nine months ended September 30, 2005, and 2004, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

                                                September 30,     December 31,
                                                     2005             2004
                                                -------------     ------------
Accounts receivable..........................    $      541        $      765
Accounts payable.............................         5,679             9,489
Note receivable..............................         4,037             4,037
Other receivables............................           428                --

                                                     2005             2004
                                                -------------     ------------
For the Three Months Ended September 30,
Revenue......................................    $      143        $       40
Cost of revenue..............................        17,962            25,504
Interest income..............................            --               347
For the Nine Months Ended September 30,
Revenue......................................    $      279        $      953
Cost of revenue..............................        72,820            89,623
Interest income..............................            --               840
Gain on sale of assets.......................            --             6,240

7.  Debt

     Repurchase of $138.9 million of 9 5/8% First Priority Senior Secured Notes due 2014 -- On July 12, 2005, pursuant to a tender offer in connection with the sale of the Company's remaining oil and gas assets and the related use of proceeds under the Company's indentures (see Notes 8 and 12 for more information regarding this asset sale and the subsequent use of proceeds), the Company repurchased for cash (at par) $138.9 million in principal amount of its 9 5/8% First Priority Senior Secured Notes due 2014. Following the completion of the tender offer, the Company has approximately $641.5 million aggregate principal amount of First Priority Notes outstanding as of September 30, 2005.

     As discussed in Note 12, the Collateral Trustee for the Company's Senior Secured Noteholders informed the Company of disagreements purportedly raised by certain holders of its First Priority Notes regarding the Company's reinvestment of the proceeds from the sale of domestic gas assets. As a result of these concerns, the Collateral Trustee informed the Company that they will be withholding further withdrawals from the gas sale proceeds account until these disagreements can be resolved. In addition, the Collateral Trustee has not released liens on certain properties for which consents were received after the closing of the sale and, accordingly, the Company has not received payment for such properties. On September 26, 2005, the Company filed a lawsuit against the Collateral Trustee and the Trustee for the First Priority Notes seeking access to the proceeds in the gas sale proceeds account. See "Indenture and Debt and Lease Covenant Compliance" below, and Note 12 for further discussion regarding the use of the proceeds of the sale of the gas assets and the status of the related legal matter.

     Issuance of Mandatorily Redeemable Preferred Interest -- On August 12, 2005, the Company issued $150.0 million of Class A Redeemable Preferred Shares due 2006 through its indirect subsidiary, CCFC LLC, which is an indirect parent of CCFC I. CCFC I owns a portfolio of six operating natural gas-fired power plants (not including Ontelaunee, which met the held for sale criteria as of September 30, 2005) with the generation capacity of more than 3,600 megawatts. The Redeemable Preferred Shares bear an initial dividend rate of LIBOR plus 950 basis points and may be redeemed in whole or in part at any time by the issuer at par plus accrued dividends. The Redeemable Preferred Shares were repurchased in full on October 14, 2005. Net proceeds of approximately $144.2 million from the sale will be used in accordance with the Company's existing bond indentures.

     Extinguishment of HIGH TIDES III -- On July 13, 2005, the Company repaid the convertible debentures payable to Calpine Capital Trust III, the issuer of the HIGH TIDES III preferred securities. The Trust then used the proceeds to redeem the outstanding HIGH TIDES III preferred securities totaling $517.5 million, of which $115.0 million was held by Calpine. See Note 4 for additional information regarding available-for-sale debt securities. The redemption price paid per each $50 principal amount of HIGH TIDES III preferred securities was $50 plus accrued and unpaid distributions to the redemption date in the amount of $0.50. All rights of holders of the HIGH TIDES III preferred securities have ceased, except the right of such holders to receive the redemption price, which was deposited with The Depository Trust Company on July 13, 2005.

     Senior Note Repurchases -- During the three months ended September 30, 2005, the Company repurchased Senior Notes in open market transactions totaling $263.5 million in principal amount. The Company repurchased the Senior Notes for cash of $233.9 million plus accrued interest as follows (in thousands):

Senior Notes                                 Principal        Cash Payment
------------                             -----------------  ----------------
8 1/4% due 2005........................  $        4,000.0   $        3,985.0
10 1/2 % due 2006......................          10,005.0            9,671.0
7 5/8% due 2006........................           8,051.0            7,648.4
8 3/4% due 2007........................           2,000.0            1,570.0
7 7/8% due 2008........................          53,500.0           39,598.8
8 1/2% due 2008........................          41,000.0           28,632.5
7 3/4% due 2009........................           6,000.0            3,900.0
9 5/8% due 2014........................         138,895.0          138,895.0
                                         ----------------   ----------------
   Total repurchases...................  $      263,451.0   $      233,900.7
                                         ================   ================

     For the three months ended September 30, 2005, the Company recorded an aggregate pre-tax gain of $15.5 million on the above debt repurchases and extinguishment of HIGH TIDES III after the write-off of unamortized deferred financing costs, legal fees and unamortized discounts.

     Annual Debt Maturities -- The annual principal repayments or maturities of notes payable and borrowings under lines of credit, preferred interests, capital lease obligation, CCFC I financing, CalGen financing, construction/project financing, convertible notes, and senior notes and term loans, as of September 30, 2005, are as follows (in thousands):

October through December 2005.................................   $       35,978
2006..........................................................        1,427,080
2007..........................................................        1,857,780
2008..........................................................        1,374,781
2009..........................................................        1,630,211
Thereafter....................................................       11,058,266
                                                                 --------------
Total debt....................................................       17,384,096
(Discount) / Premium..........................................         (196,088)
                                                                 --------------
  Total.......................................................   $   17,188,008
                                                                 ==============

                                                                                  Due                 Due                   Total
                                                                         October - December   January - September          Current
                                                                                 2005                2006                  Debt (1)
                                                                         ------------------   -------------------        -----------
                                                                                                 (In thousands)
10 1/2% Senior Notes Due 2006 ....................................            $       --            $  139,205            $  139,205
6 5/8% Senior Notes Due 2006 .....................................                    --               102,194               102,194
6 7/8% Senior Notes Due 2007 .....................................                 3,125                 9,375                12,500
Other scheduled debt maturities ..................................                32,853               283,505               316,358
Estimated debt repurchase obligation (2) .........................               150,020               714,000               864,000
                                                                              ----------            ----------            ----------
                                                                              $  185,998            $1,248,279            $1,434,257
                                                                              ==========            ==========            ==========
------------

(1)  Excludes net discounts of $2,523.7

(2) See "Indenture and Debt and Lease Covenant Compliance" below for a discussion of this obligation.

     Indenture and Debt and Lease Covenant Compliance -- The covenants in certain of the Company's debt agreements currently impose restrictions on its activities, including those discussed below:

     Certain of the Company's indentures place conditions on its ability to issue indebtedness if the Company's interest coverage ratio (as defined in those indentures) is below 2:1. Currently, the Company's interest coverage ratio (as so defined) is below 2:1. As such, the Company generally would not be allowed to issue new debt, except for certain types of permitted debt, such as (i) new indebtedness that refinances or replaces existing indebtedness and (ii)
non-recourse debt and preferred equity interests issued by the Company's subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition costs and expenses. In addition, if and so long as the Company's interest coverage ratio is below 2:1, the Company's ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments will be limited. Moreover, certain of the Company's indentures will prohibit any further investments in non-subsidiary affiliates if and for so long as its interest coverage ratio (as defined therein) is below 1.75:1 and, as of September 30, 2005, such interest coverage ratio was below 1.75:1. The Company currently does not expect this limitation on its ability to make investments in non-subsidiary affiliates to have a material impact on its business.

     Certain of the Company's indebtedness issued in the last half of 2004 was incurred in reliance on provisions in certain of its existing indentures pursuant to which the Company is able to incur indebtedness if, after giving effect to the incurrence and the repayment of other indebtedness with the proceeds therefrom, the Company's interest coverage ratio (as defined in those indentures) is greater than 2:1. In order to satisfy the interest coverage ratio requirement in connection with such issuances, the proceeds thereof were required to be used to repurchase or redeem other existing indebtedness. As previously reported in the Company's 2004 10-K and its Quarterly Reports on Form 10-Q for the first two quarters of 2005, the Company completed a substantial portion of such repurchases during the fourth quarter of 2004 and the first six months of 2005. The Company completed the remaining required repurchases, spending approximately $248.4 million in the third quarter of 2005 to repurchase debt, and has now fully satisfied this requirement. The amount the Company was required to spend exceeded its estimate of $184.0 million because the required principal amount of debt was repurchased at prices higher than originally anticipated.

     When the Company or one of its subsidiaries sells a significant asset or issues preferred equity, the Company's indentures generally require that the net proceeds of the transaction be used to make capital expenditures, to acquire permitted assets or capital stock, or to repurchase or repay indebtedness, in each case within 365 days of the closing date of the transaction. To the extent that $50 million or more of such net proceeds are not so used, the Company is required under the terms of its secured debt instruments to make an offer to purchase its outstanding senior secured indebtedness up to the amount of the unused net proceeds. This general requirement contains certain customary exceptions, and, in the case of certain assets defined as "designated assets" under some of the Company's indentures, including the gas portion of the Company's oil and gas assets sold in July 2005, there are additional provisions discussed further below that apply to the use of the proceeds of a sale of those assets. In light of these requirements, and after taking into account the amount of capital expenditures currently budgeted for the remainder of 2005 and forecasted for 2006, the Company anticipates that, in the fourth quarter of 2005 and the first three quarters of 2006, it will need to use approximately $195.5 million and $668.5 million, respectively, of the remaining net proceeds from four series of preferred equity issued by subsidiaries of the Company and three asset sale transactions, all completed prior to September 30, 2005, to repurchase or repay indebtedness or acquire assets or capital stock. The Company has, subsequent to September 30, 2005, fulfilled the portion of this obligation as required to be completed in the fourth quarter of 2005. Accordingly, assuming that the Company would fulfill these remaining obligations by repurchasing indebtedness, an aggregate amount of approximately $714.0 million of Senior notes and term loan, net of current portion, and $150.0 million of Preferred interest, net of current portion, related to this use of net proceeds requirement has been classified as Senior Notes, current portion, and Preferred interest, current portion, respectively, on the Company's Consolidated Condensed Balance Sheet as of September 30, 2005. The actual amount of the net proceeds that will be required to be used to repurchase or repay debt will depend, among other things, upon the actual amount of the net proceeds that is used to make capital expenditures or acquire other assets or capital stock, which may be more or less than the amount currently budgeted and/or forecasted. This amount includes $207.5 million of the net proceeds of the sale of Saltend. As discussed in Note 12, certain bondholders filed a lawsuit concerning the use of the proceeds from the sale of Saltend. In connection with that lawsuit, the Company is prohibited from repatriating this amount due to an order of the Court in that matter requiring such proceeds to be held at or in the control of CCRC. To the extent repatriation of such net proceeds is ultimately permitted, the repatriated net proceeds will be applied pursuant to the use of proceeds provisions of the Company's indentures described herein as if the sale of Saltend had occurred on the date of repatriation.

     In addition, the net proceeds from an issuance of preferred equity and an asset sale completed after September 30, 2005 will similarly be subject to such use of proceeds provisions of the Company's indentures, and the Company anticipates that, on the basis described above (after considering capital expenditures), an additional $452.1 million will need to be used to acquire other assets or capital stock, or to repurchase or repay indebtedness, as applicable, within 365 days of the consummation of the applicable transaction.

     As noted above, the Company sold its remaining oil and gas assets on July 7, 2005, with the gas component of such sale constituting "designated assets" under certain of the Company's indentures. These indentures require the Company to make an offer to purchase its First Priority Notes with the net proceeds of a sale of designated assets not otherwise applied in accordance with the other permitted uses under such indentures and, to the extent any proceeds (above $50 million) remain thereafter, to make an offer to purchase its second priority senior secured debt. Accordingly, the Company made an offer to purchase the First Priority Notes in June 2005. On July 12, 2005, the Company purchased, with proceeds of the sale of the gas assets, $138.9 million in principal amount of the First Priority Notes tendered in connection with the offer to purchase. Having completed the tender offer, the Company has used approximately $308.2 million of the $708.5 million of the remaining net proceeds from the sale of its gas assets to acquire natural gas and/or geothermal energy assets permitted to be acquired under its Second Priority Secured Debt Instruments. There can be no assurance that the Company will be successful in identifying or acquiring any additional such assets on acceptable terms or at all. If the Company does not, within 180 days of receipt of the net proceeds from the sale of its gas assets, use all of the remaining net proceeds to acquire such assets, and/or to repurchase or repay (through open market or privately negotiated transactions, tender offers or otherwise) any or all of the $641.5 million aggregate principal amount of First Priority Notes remaining outstanding after consummation of the offer to purchase discussed above (either of which actions the Company may, but is not required, to take), then the Company will, to the extent that the remaining net proceeds from the sale, together with other applicable asset sales and issuances of preferred equity, exceed $50.0 million, be required under the terms of its Second Priority Secured Debt Instruments to make an offer to purchase its outstanding second priority senior secured indebtedness, of which $3.7 billion is outstanding, up to the amount of the remaining net proceeds. As described further in Note 12, on September 26, 2005, the Company filed a lawsuit seeking access to blocked proceeds remaining from this sale of designated assets. If the Company does not ultimately prevail in this lawsuit, particularly if the Company is compelled to return previously withdrawn amounts to the gas sale proceeds account as more fully described in Note 12, it could have a material adverse effect on the Company and its liquidity.

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

     In connection with the sale/leaseback transaction of Calpine Monterey Cogeneration, Inc., the Company has not fully complied with covenants pertaining to amendments to gas and power purchase agreements and the requirements to provide a detailed accounting report, which noncompliance is technically an event of default. The Company is in the process of addressing this by seeking a consent and waiver.

     2014 Convertible Notes -- The Company received a letter dated October 24, 2005, on behalf of Whitebox Convertible Arbitrage Fund, L.P. and Harbert Convertible Arbitrage Master Fund, Ltd. (and certain affiliated funds of each) that, collectively, claim to hold at least 25% of the 2014 Convertible Notes. The letter purports to be a notice of default, which the Company would have 30 days to cure, under the indenture governing the 2014 Convertible Notes. The basis of the claimed default is the Company's decision not to instruct the Bid Solicitation Agent for the 2014 Convertible Notes to begin to determine the "Trading Price" of the 2014 Convertible Notes after (i) the Company received a July 5, 2005 letter from Harbert Convertible Arbitrage Master Fund, Ltd. and/or its affiliates (the "Harbert Funds") and (ii) the Harbert Funds served an affidavit on July 19, 2005 in the litigation described in Note 12, in each case claiming that the Trading Price was below a threshold specified in the 2014 Convertible Notes. The Company maintains that the information provided by the

Harbert Funds in the July 5 letter did not constitute the "reasonable evidence" required to be provided under the 2014 Convertible Notes indenture before the Company would be required to instruct the Bid Solicitation Agent to begin to determine the Trading Price. The Company also maintains that the July 19 affidavit was not a proper notice under the indenture, and in any event likewise did not constitute "reasonable evidence" as required under the indenture. Accordingly, the Company maintains that there is no default under the 2014 Convertible Notes indenture. The basis of the claimed default is currently the subject of litigation as further described in Note 12.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the Company's Second Priority Secured Debt Instruments. The Company has designated certain of its subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." The Company has designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second Priority Secured Debt Instruments.

8.  Discontinued Operations

     Set forth below are all of the Company's asset disposals by reportable segment that impacted the Company's Consolidated Condensed Financial Statements as of September 30, 2005, due to reclassifications to discontinued operations to reflect the sales or "held for sale" designations of the assets sold or to be sold.

Oil and Gas Production and Marketing

     On September 1, 2004, the Company, together with Calpine Natural Gas L.P., a Delaware limited partnership, completed the sale of its U.S. Rocky Mountain gas reserves that were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represented approximately 120 Bcfe of proved gas reserves, producing approximately 16.3 Mmcfe per day of gas. Under the terms of the agreement, Calpine received net cash payments of approximately $218.7 million, and recorded a pre-tax gain of approximately $103.7 million.

     On September 2, 2004, the Company completed the sale of its Canadian natural gas reserves and petroleum assets. These Canadian assets represented approximately 221 Bcfe of proved reserves, producing approximately 61 Mmcfe per day. Included in this sale was the Company's 25% interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 Mmcfe per day of production owned by CNGT. In accordance with SFAS No. 144, the Company's 25% equity method investment in CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, Calpine received cash payments of approximately Cdn$808.1 million, or approximately US$626.4 million. Calpine initially recorded a pre-tax gain of approximately $104.5 million on the sale of these Canadian assets net of $20.1 million in foreign exchange losses recorded in connection with the settlement of forward contracts entered into to preserve the US dollar value of the Canadian proceeds. Subsequent to the close of the sale, the Company recognized an adjustment to the pre-tax gain related to working capital; this adjustment reduced the pre-tax gain by $3.2 million, resulting in a total pre-tax gain of $101.3 million.

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

     In connection with the sale of the U.S. Rocky Mountain gas reserves, the New Mexico San Juan Basin sales agreement allows for the buyer and the Company to execute a ten-year gas purchase agreement for 100% of the underlying gas production of sold reserves, at market index prices. Any agreement would be subject to mutually agreeable collateral requirements and other customary terms and provisions.

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

     On July 7, 2005, the Company completed the sale of substantially all of its remaining oil and gas assets to Rosetta for $1.05 billion, less approximately $60 million of estimated transaction fees and expenses. The Company recorded a pre-tax gain of approximately $340.2 million, which is reflected in discontinued operations in the three and nine-months ended September 30, 2005. Approximately

$75 million of the purchase price was withheld pending the transfer of certain properties for which consents had not yet been obtained at the closing date. Subsequent to September 30, 2005, the Company had received a number of these consents but none of the $75 million had been released to the Company due to the refusal of the Collateral Trustee to release liens on the applicable properties. The Company has brought a lawsuit against the Collateral Trustee as discussed below and in Note 12. It is anticipated that consents will be obtained for the remaining properties by December 31, 2005. These assets are reflected in the September 30, 2005 and December 31, 2004 Consolidated Condensed Balance Sheets as other current assets held for sale in the Summary section below. The portion of any amount received in respect of these properties for natural gas assets will constitute proceeds of a sale of "designated assets" and will be subject to the requirements described in Note 7 under "Indenture and Debt and Lease Covenant Compliance."

     As discussed in Note 12, the Collateral Trustee for the Company's Senior Secured Noteholders informed the Company of disagreements purportedly raised by certain holders of its First Priority Notes regarding the Company's reinvestment of the proceeds from this sale of domestic gas assets. As a result of these concerns, the Collateral Trustee informed the Company that they will be withholding further withdrawals from the gas sale proceeds account until these disagreements can be resolved. In addition, the Collateral Trustee not released liens on certain properties for which consents were received after the closing of the sale and, accordingly, the Company has not received payment for such properties. On September 26, 2005, the Company filed a lawsuit against the Collateral Trustee and the Trustee for the First Priority Notes. See Notes 7 and 12 for further discussion regarding the use of the proceeds of the sale of the gas assets and the status of the related legal matter.

     In connection with the sale of the oil and gas assets to Rosetta, the Company entered into a four and one-half year gas purchase agreement expiring on December 31, 2009, for 100% of the production of the Sacramento Basin assets, which represent approximately 44% of the reserve assets sold to Rosetta. The Company will pay prevailing current market index prices for all amounts acquired under the agreement. The Company believes the gas purchase agreement was negotiated on an arm's length basis and represents fair value for the production. Therefore, the agreement does not provide the Company with significant influence over the buyer's ability to realize the economic risks and rewards of owning the assets.

Electric Generation and Marketing

     On January 15, 2004, the Company completed the sale of its 50% undivided interest in the 545-MW Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the LCRA. Under the terms of the agreement, the Company received a cash payment of $148.6 million and recorded a gain before taxes of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing for the option to purchase 250 MW of electricity through December 31, 2004.

     On July 28, 2005, the Company completed the sale of its 1,200-MW Saltend Energy Centre for approximately $862.9 million, $14.5 million of which related to the estimated working capital adjustments. The Company recorded a pre-tax gain for the three and nine months ended September 30, 2005 of approximately $23.7 million, which is reflected in discontinued operations, as a result of the disposal of its UK operations. As described in Note 12, certain bondholders filed a lawsuit concerning the remaining use of proceeds from the sale of Saltend.

     In the three months ended September 30, 2005, the Company committed to a plan to divest its 561-MW Ontelaunee power plant in Pennsylvania. On October 6, 2005, the Company completed the sale for $225 million, less estimated transaction fees and expenses and closing adjustments of approximately $13.0 million. While the transaction closed October 6, 2005, the Company had met the criteria necessary to classify the assets and liabilities related to Ontelaunee as held for sale under SFAS No. 144 at September 30, 2005. These assets and liabilities are reflected in the September 30, 2005 and December 31, 2004 Consolidated Condensed Balance Sheets as current and long-term assets and liabilities held for sale and identified by balance sheet caption in the "Summary" section below. Also, in accordance with SFAS No. 144, the Company recorded an impairment charge of $136.8 million for the difference between the estimated sale price (less estimated selling costs) and the facility's book value as of September 30, 2005. This charge is reflected in discontinued operations in the Consolidated Condensed Statement of Operations for the three and nine-month periods ended September 30, 2005. See Note 5 for a discussion of the Company's impairment evaluation relating to the sale of Ontelaunee and Note 3 for a discussion of possible additional material impairment charges relating to the sale of other assets. In connection with the sale of Ontelaunee and in accordance with the instruments governing its indebtedness, on October 6, 2005, CCFC I commenced offers to purchase its outstanding secured term loans and notes in an amount up to the net proceeds received from the Ontelaunee sale. The offer to purchase term loans expired on October 28, 2005, and the offer to purchase notes expired on November 4, 2005, without any term loans or notes having been tendered for purchase. Any remaining proceeds from this asset sale will be used in accordance with the Company's existing bond indentures.

     In connection with the sale of Ontelaunee, the Company entered into a ten-year parts and supplies service agreement, referred to as an LTSA, under which the Company will provide major maintenance services and parts supply for the significant equipment of the facility, and a five-year O&M agreement under which the Company will provide services related to the day-to-day operations and maintenance of the facility. Pricing of the LTSA and O&M service contracts is based on actual cost plus a margin and will result in estimated annual gross cash outflows of approximately $3.3 million and $2.7 million, respectively. The Company also entered into a six-month ESA under which CES will provide power management services, fuel management services, risk management services, and other services related to the Ontelaunee facility, with expected gross cash inflows of approximately $0.4 million annually. The ESA can be renewed after six months upon the mutual agreement of both Calpine and the new owner. Under the terms of the ESA, CES functions in an agency role and has no delivery or price risk and has no economic risk or reward of ownership in the operations of the Ontelaunee facility. The gross cash flows associated with the LTSA, O&M and ESA agreements are insignificant to the ongoing entity (Calpine)and the component and are considered indirect cash flows under EITF No. 03-13. Also, the Company has no significant continuing involvement in the financial and economic decision making of the disposed component.

     On August 2, 2005, the Company completed the sale of its interest in the 156-MW Morris power plant in Illinois for $84.5 million. The Company had previously determined that the facility was impaired at June 30, 2005, upon the Company's commitment to a plan of divesture of the facility, and recorded an impairment charge to continuing operations of $106.2 million based on the difference between the estimated sale price and the facility's book value. During the three months ended September 30, 2005, this charge was reclassified to discontinued operations once the sale had closed. The Company also recorded a pre-tax loss on the sale of $0.4 million, which is reflected in discontinued operations.Net proceeds from this asset sale will be used in accordance with the Company's existing bond indentures.

     In connection with the sale of Morris, the Company entered into an ESA and a gas purchase contract under which CES will provide Morris with certain energy scheduling services and gas brokerage services to facilitate gas purchases for the new owner on a month-to-month basis until the new owner can establish the necessary infrastructure to secure its own gas supply. It is anticipated that these agreements will be assigned to the new CalBear entity by year end 2005. Under the terms of the ESA, CES functions in an agency role and has no delivery or price risk and has no economic risk or reward of ownership in the operations of the Morris facility. Estimated gross cash inflows from the ESA are approximately $30,000 per month. Under the terms of the gas purchase contract, CES serves as a broker executing back-to-back purchase/sale transactions on behalf of Morris. However, CES bears only credit risk in the transaction, the nature of which is financial rather than operational and is sufficiently different in nature than the previous activities with the component. Gross estimated cash flows from the gas purchase contract is approximately $19 million on an annualized basis. The cash flows associated with these agreements are insignificant to the ongoing entity (Calpine) and are considered indirect. Also, the Company has no significant continuing involvement in the operations of the disposed component.

Summary

     The Company made reclassifications to current and prior period financial statements to reflect the sale or designation as "held for sale" of these oil and gas and power plant assets and liabilities and to separately classify the operating results of the assets sold and gain on sale of those assets from the operating results of continuing operations to discontinued operations.

     The table below presents the assets and liabilities held for sale by segment as of September 30, 2005 (in thousands).

                                                                                                September 30, 2005
                                                                                ----------------------------------------------------
                                                                                   Electric           Oil and Gas
                                                                                  Generation          Production
                                                                                and Marketing        and Marketing          Total
                                                                                -------------        -------------        ----------
Assets
  Cash and cash equivalents .........................................           $        1             $       --         $        1
  Accounts receivable, net ..........................................                   --                     --                 --
  Inventories .......................................................                2,007                     --              2,007
  Other current assets ..............................................                   --                 44,842             44,842
  Prepaid expenses ..................................................                  302                     --                302
                                                                                  --------             ----------         ----------
    Total current assets held for sale ..............................                2,310                 44,842             47,152
                                                                                  --------             ----------         ----------
  Property, plant and equipment .....................................              210,213                     --            210,213
  Other assets ......................................................                   --                     --                 --
                                                                                  --------             ----------         ----------
     Total long-term assets held for sale ...........................           $  210,213             $       --           $210,213
                                                                                ==========             ==========         ==========
Liabilities
  Accounts payable ..................................................           $      718             $       --         $      718
  Current derivative liabilities ....................................                   --                     --                 --
  Other current liabilities .........................................                5,905                     --              5,905
                                                                                  --------             ----------         ----------
    Total current liabilities held for sale .........................                6,623                     --              6,623
                                                                                  --------             ----------         ----------
  Deferred income taxes, net of current portion .....................                   --                     --                 --
  Long-term derivative liabilities ..................................                   --                     --                 --
  Other liabilities .................................................                   --                     --                 --
                                                                                ----------             ----------         ----------
     Total long-term liabilities held for sale ......................           $       --             $       --         $       --
                                                                                ==========             ==========         ==========

                                                                                                   December 31, 2004
                                                                                ----------------------------------------------------
                                                                                   Electric           Oil and Gas
                                                                                  Generation          Production
                                                                                and Marketing        and Marketing          Total
                                                                                -------------        -------------        ----------
Assets
  Cash and cash equivalents .........................................           $   65,405             $       --         $   65,405
  Accounts receivable, net ..........................................               54,095                     --             54,095
  Inventories .......................................................                7,756                     --              7,756
  Prepaid expenses ..................................................               14,840                     --             14,840
                                                                                ----------             ----------         ----------
    Total current assets held for sale ..............................              142,096                     --            142,096
                                                                                ----------             ----------         ----------
  Property, plant and equipment .....................................            1,632,131                606,520          2,238,651
  Other assets ......................................................               20,826                    924             21,750
                                                                                ----------             ----------         ----------
     Total long-term assets held for sale ...........................           $1,652,957             $  607,444         $2,260,401
                                                                                ==========             ==========         ==========
Liabilities
  Accounts payable ..................................................           $   34,070             $       --         $   34,070
  Current derivative liabilities ....................................                8,935                     --              8,935
  Other current liabilities .........................................               42,186                  1,267             43,453
                                                                                ----------             ----------         ----------
    Total current liabilities held for sale .........................               85,191                  1,267             86,458
                                                                                ----------             ----------         ----------
  Deferred income taxes, net of current portion .....................              135,985                     --            135,985
  Long-term derivative liabilities ..................................               10,368                     --             10,368
  Other liabilities .................................................               21,562                  8,384             29,946
                                                                                ----------             ----------         ----------
     Total long-term liabilities held for sale ......................           $  167,915             $    8,384         $  176,299
                                                                                ==========             ==========         ==========

     The tables below presents significant components of the Company's income from discontinued operations for the three and nine months ended September 30, 2005 and 2004, respectively, (in thousands).

                                                                                Three Months Ended September 30, 2005
                                                                    ----------------------------------------------------------------
                                                                      Electric        Oil and Gas       Corporate
                                                                     Generation       Production           and
                                                                    and Marketing    and Marketing        Other            Total
                                                                    -------------    -------------    -------------    -------------
Total revenue ....................................................  $      73,186    $       3,261    $          --    $  76,447
                                                                    =============    =============    =============   === =========
Gain on disposal before taxes ....................................  $      25,843    $     339,591    $          --    $    365,434
Operating income (loss) from discontinued operations
  before taxes ...................................................      (173,414)            4,240               --        (169,174)
                                                                    ------------     -------------    -------------    ------------
Income (loss) from discontinued operations before taxes ..........  $   (147,571)    $     343,831    $          --    $    196,260
Income tax provision (benefit) ...................................        39,896           130,618               --         170,514
                                                                    ------------     -------------    -------------    ------------
Income from discontinued operations, net of tax ..................  $   (187,467)    $     213,213    $          --    $     25,746
                                                                    ============     =============    =============    ============

                                                                                Three Months Ended September 30, 2004
                                                                    ----------------------------------------------------------------
                                                                      Electric        Oil and Gas       Corporate
                                                                     Generation       Production           and
                                                                    and Marketing    and Marketing        Other            Total
                                                                    -------------    -------------    -------------    -------------
Total revenue.....................................................  $    130,471     $      22,573    $          --    $    153,044
                                                                    ============     =============    =============    ============
Gain on disposal before taxes.....................................  $         --     $     203,533    $          --    $    203,533
Operating income (loss) from discontinued operations
  before taxes....................................................        (6,701)           17,698               --          10,997
                                                                    ------------     -------------    -------------    ------------
Income (loss) from discontinued operations before taxes...........  $     (6,701)    $     221,231    $          --    $    214,530
Income tax provision (benefit)....................................        (2,666)          104,948               --         102,282
                                                                    ------------     -------------    -------------    ------------
Income from discontinued operations, net of tax...................  $     (4,035)    $     116,283    $          --    $    112,248
                                                                    ============     =============    =============    ============

                                                                                Nine Months Ended September 30, 2005
                                                                    ----------------------------------------------------------------
                                                                      Electric        Oil and Gas       Corporate
                                                                     Generation       Production           and
                                                                    and Marketing    and Marketing        Other            Total
                                                                    -------------    -------------    -------------    -------------
Total revenue.....................................................  $    368,274     $      25,101    $          --    $    393,375
                                                                    ============     =============    =============    ============
Gain on disposal before taxes.....................................  $     23,260     $     337,012    $          --    $    360,272
Operating income (loss) from discontinued operations
before taxes......................................................      (318,701)           33,655               --        (285,046)
                                                                    ------------     -------------    -------------    ------------
Income (loss) from discontinued operations before taxes...........  $   (295,441)    $     370,667    $          --    $     75,226
Income tax provision (benefit)....................................        (3,186)          140,815               --         137,629
                                                                    ------------     -------------    -------------    ------------
Income from discontinued operations, net of tax...................  $   (292,255)    $     229,852    $          --    $    (62,403)
                                                                    ============     =============    =============    ============


                                                                                Nine Months Ended September 30, 2004
                                                                    ----------------------------------------------------------------
                                                                      Electric        Oil and Gas       Corporate
                                                                     Generation       Production           and
                                                                    and Marketing    and Marketing        Other            Total
                                                                    -------------    -------------    -------------    -------------
Total revenue.....................................................  $    387,289     $      71,207    $          --    $    458,496
                                                                    ============     =============    =============    ============
Gain on disposal before taxes.....................................  $     35,327     $     207,120    $          --    $    242,447
Operating income (loss) from discontinued operations before
  taxes...........................................................         7,962            77,362               --          85,324
                                                                    ------------     -------------    -------------    ------------
Income from discontinued operations before taxes..................  $     43,289     $     284,482    $          --    $    327,771
Income tax provision (benefit)....................................         8,457            83,604               --          92,061
                                                                    ------------     -------------    -------------    ------------
Income from discontinued operations, net of tax...................  $     34,832     $     200,878    $          --    $    235,710
                                                                    ============     =============    =============    ============

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

                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   --------------------------------  -------------------------------
Interest Expense Allocation                                             2005              2004             2005              2004
---------------------------                                         ------------     -------------    -------------    -------------
Electric generation and marketing
   Saltend Energy Centre..........................................  $      6,225     $       1,178    $      45,080    $      5,170
   Morris and Ontelaunee Power Plants.............................         2,955             4,896           14,549          14,797
                                                                    ------------     -------------    -------------    ------------
      Total.......................................................  $      9,180     $       6,074    $      59,629    $     19,967
                                                                    ============     =============    =============    ============
Oil and gas production and marketing
   Canadian and Rockies...........................................  $         --     $       5,158    $          --    $     17,893
   Remaining oil and gas assets...................................           357             3,138           10,295           7,864
                                                                    ------------     -------------    -------------    ------------
      Total.......................................................  $        357     $       8,296    $      10,295    $     25,757
                                                                    ============     =============    =============    ============

9.   Derivative Instruments

Summary of Derivative Values

     The table below reflects the amounts that are recorded as assets and liabilities at September 30, 2005, for the Company's derivative instruments (in thousands):

                                                                                                 Commodity
                                                                       Interest Rate            Derivative                 Total
                                                                         Derivative             Instruments             Derivative
                                                                        Instruments                 Net                 Instruments
                                                                       -------------            -----------             -----------
Current derivative assets ..................................            $        --             $   703,665             $   703,665
Long-term derivative assets ................................                  1,959                 923,292                 925,251
                                                                        -----------             -----------             -----------
  Total assets .............................................            $     1,959             $ 1,626,957             $ 1,628,916
                                                                        ===========             ===========             ===========
Current derivative liabilities .............................            $   (15,135)            $  (958,962)            $  (974,097)
Long-term derivative liabilities ...........................                (48,530)             (1,166,933)             (1,215,463)
                                                                        -----------             -----------             -----------
  Total liabilities ........................................            $   (63,665)            $(2,125,895)            $(2,189,560)
                                                                        ===========             ===========             ===========
  Net derivative liabilities ...............................            $   (61,706)            $  (498,938)            $  (560,644)
                                                                        ===========             ===========             ===========

     Of the Company's net derivative liabilities, $202.1 million and $34.6 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from the Company and other subsidiaries of the Company. The Company fully consolidates CNEM, and the Company also records the net derivative assets of PCF in its balance sheet.

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

   Power Agreements

     Under the terms of the power agreements, Deer Park will sell power to MLCI at fixed and index prices with a discount to prevailing market prices at the time the agreements were executed. In exchange for the discounted pricing, Deer Park received an initial cash payment of $195.8 million, net of $17.3 million in transaction costs during the first quarter if 2005, and subsequently received additional cash payments of $76.4 million, net of $2.9 million in transaction costs, as additional power transactions were executed with discounts to prevailing market prices. The cash received by Deer Park is sufficiently small compared to the amount that would be required to fully prepay for the power to be delivered under the agreements that the agreements have been determined to be derivatives in their entirety under SFAS No. 133. The value of the derivative liability at September 30, 2005, was $297.4 million. As Deer Park makes power deliveries under the agreements, the liability will be satisfied and, accordingly, the derivative liability will be reduced, and Deer Park will record corresponding gains in income, supplementing the revenues recognized based on discounted pricing as deliveries take place. The upfront payments received by Deer Park from the transaction are recorded as cash flows from financing activity in accordance with guidance contained in SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 requires that companies present cash flows from derivatives that contain an "other-than-insignificant" financing element as cash flows from financing activities. Under SFAS No. 149, a contract that at its inception includes off-market terms, or requires an up-front cash payment, or both is deemed to contain an "other-than-insignificant" financing element.

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

     Below is a reconciliation of the Company's net derivative liabilities to its accumulated other comprehensive loss, net of tax from derivative instruments at September 30, 2005 (in thousands):

Net derivative liabilities......................................................................................    $      (560,644)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness.............................            226,718
Cash flow hedges terminated prior to maturity...................................................................            (24,408)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges.....................            119,451
AOCI from unconsolidated investees..............................................................................             19,806
                                                                                                                    ---------------
Accumulated other comprehensive loss from derivative instruments, net of tax (1)................................    $      (219,077)
                                                                                                                    ===============
------------

(1) Amount represents one portion of the Company's total AOCI balance. See Note 10 for further information.

     Presentation of Revenue Under EITF Issue No. 03-11 "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" -- The Company accounts for certain of its power sales and purchases on a net basis under EITF Issue No. 03-11, which the Company adopted on a prospective basis on October 1, 2003. Transactions with either of the following characteristics are presented net in the Company's Consolidated Condensed Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where the Company's power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or "book out" the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where the Company has equal but offsetting physical purchase and delivery commitments. In accordance with EITF Issue No. 03-11, the Company netted the purchases of $335.8 million and $563.3 million against sales in the three months ended September 30, 2005, and September 30, 2004, respectively. The Company netted the purchases of $912.1 million and $1,255.8 million against sales in the nine months ended September 30, 2005, and September 30, 2004, respectively.

     The asset and liability balances for the Company's commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FIN 39. For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right to set off; and (4) the right of set-off is enforceable by law. The table below reflects both the amounts (in thousands) recorded as assets and liabilities by the Company and the amounts that would have been recorded had the Company's commodity derivative instrument contracts not qualified for offsetting as of September 30, 2005.

                                                                                                          September 30, 2005
                                                                                                  ----------------------------------
                                                                                                        Gross              Net
                                                                                                  ---------------   ----------------
Current derivative assets.......................................................................  $     4,766,711   $       703,665
Long-term derivative assets.....................................................................        2,097,589           923,292
                                                                                                  ---------------   ---------------
  Total derivative assets.......................................................................  $     6,864,300   $     1,626,957
                                                                                                  ===============   ===============
Current derivative liabilities..................................................................  $    (5,022,008)  $      (958,962)
Long-term derivative liabilities................................................................       (2,341,230)       (1,166,933)
                                                                                                  ---------------   ---------------
  Total derivative liabilities..................................................................  $    (7,363,238)  $    (2,125,895)
                                                                                                  ===============   ===============
  Net commodity derivative liabilities..........................................................  $      (498,938)  $      (498,938)
                                                                                                  ===============   ===============

     The table above excludes the value of interest rate and currency derivative instruments.

     The tables below reflect the impact of unrealized mark-to-market gains (losses) on the Company's pre-tax earnings, both from cash flow hedge ineffectiveness and from the changes in market value of derivatives not designated as hedges of cash flows, for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

                                                                     Three Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                                2005                                        2004
                                             ------------------------------------------   ------------------------------------------
                                                  Hedge       Undesignated                     Hedge      Undesignated
                                             Ineffectiveness  Derivatives       Total     Ineffectiveness  Derivatives       Total
                                             ---------------  ------------    ---------   ---------------  -----------    ----------
Natural gas derivatives (1) ...............     $   9,651      $  94,546      $ 104,197      $     777     $  (8,508)     $  (7,731)
Power derivatives (1) .....................        (1,643)      (127,642)      (129,285)         1,142       (17,173)       (16,031)
Interest rate derivatives (2) .............           524             --            524          2,369            --          2,369
Currency derivatives ......................            --             --             --             --       (12,897)       (12,897)
                                                ---------      ---------      ---------      ---------     ---------      ---------
  Total ...................................     $   8,532      $ (33,096)     $ (24,564)     $   4,288     $ (38,578)     $ (34,290)
                                                =========      =========      =========      =========     =========      =========

                                                                      Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                                2005                                        2004
                                             ------------------------------------------   ------------------------------------------
                                                  Hedge       Undesignated                     Hedge      Undesignated
                                             Ineffectiveness  Derivatives       Total     Ineffectiveness  Derivatives       Total
                                             ---------------  ------------    ---------   ---------------  -----------    ----------
Natural gas derivatives (1) ...............     $  10,417      $  58,123      $  68,540      $   6,540     $ (11,610)     $  (5,070)
Power derivatives (1) .....................        (1,947)      (123,413)      (125,360)         1,268       (53,818)       (52,550)
Interest rate derivatives (2) .............          (316)            --           (316)         1,421         6,035          7,456
Currency derivatives ......................            --             --             --             --       (12,897)       (12,897)
                                                ---------      ---------      ---------      ---------     ---------      ---------
  Total ...................................     $   8,154      $ (65,290)     $ (57,136)     $   9,229     $ (72,290)     $ (63,061)
                                                =========      =========      =========      =========     =========      =========
------------

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

     (2) Recorded within "Other Income" in the Consolidated Statements of Operations.

     The table below reflects the contribution of the Company's cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from OCI to earnings for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

                                                                                                   Three Months Ended September 30,
                                                                                                  ----------------------------------
                                                                                                         2005              2004
                                                                                                  ----------------- ----------------
Natural gas and crude oil derivatives...........................................................  $        27,589   $        (1,746)
Power derivatives...............................................................................         (297,481)          (26,975)
Interest rate derivatives.......................................................................           (6,665)           (1,320)
Foreign currency derivatives....................................................................             (498)             (501)
                                                                                                  ---------------   ---------------
  Total derivatives.............................................................................  $      (277,055)  $       (30,542)
                                                                                                  ===============   ===============


                                                                                                    Nine Months Ended September 30,
                                                                                                  ----------------------------------
                                                                                                         2005              2004
                                                                                                  ----------------- ----------------
Natural gas and crude oil derivatives...........................................................  $        44,906   $        23,487
Power derivatives...............................................................................         (336,922)          (69,998)
Interest rate derivatives.......................................................................          (20,570)          (11,286)
Foreign currency derivatives....................................................................           (1,499)           (1,513)
                                                                                                  ---------------   ---------------
  Total derivatives.............................................................................  $      (314,085)  $       (59,310)
                                                                                                  ===============   ===============

     These tables include pre-tax losses of $175.3 million and $10.4 million for the three months ended September 30, 2005 and 2004, respectively, and $199.4 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively, which are included in discontinued operations for all periods presented.

     As of September 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions was 7 and 11 years for commodity and interest rate derivative instruments, respectively. The Company estimates that pre-tax losses of $242.7 million would be reclassified from OCI into earnings during the twelve months ended September 30, 2006, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents the pre-tax gains (losses) currently held in OCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates, and exchange rates over time (in thousands):

                                                                                                              2010 &
                                         2005          2006          2007          2008          2009         After         Total
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
Gas OCI ..........................    $ 124,750     $ 340,855     $  16,035     $   2,975     $   2,036     $   2,621     $ 489,272
Power OCI ........................     (227,309)     (510,504)      (33,390)       (6,465)       (5,210)       (4,283)     (787,161)
Interest rate OCI ................       (1,744)       (5,860)       (3,876)       (3,169)       (3,027)      (18,775)      (36,451)
Foreign currency OCI .............         (498)       (1,993)       (1,603)          (94)           --            --        (4,188)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
  Total pre-tax OCI ..............    $(104,801)    $(177,502)    $ (22,834)    $  (6,753)    $  (6,201)    $ (20,437)    $(338,528)
                                      =========     =========     =========     =========     =========     =========     =========

10.  Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Comprehensive income (loss) includes the Company's net income (loss), unrealized gains and losses from derivative instruments that qualify as cash flow hedges, unrealized gains and losses from available-for-sale securities which are marked to market, the Company's share of its equity method investee's OCI, and the effects of foreign currency translation adjustments. The Company reports AOCI in its Consolidated Balance Sheet. The tables below detail the changes during the nine months ended September 30, 2005 and 2004 in the Company's AOCI balance and the components of the Company's comprehensive income
(loss) (in thousands):


                                                                                                                     Comprehensive
                                                                                                                     Income (Loss)
                                                                                                                     for the Three
                                                                                                                      Months Ended
                                                                                                          Total      March 31, 2005,
                                                                                                       Accumulated   June 30, 2005,
                                                                           Available-      Foreign        Other           and
                                                             Cash Flow      for-Sale      Currency    Comprehensive   September 30,
                                                              Hedges       Investments   Translation  Income (Loss)       2005
                                                            -----------    -----------   -----------  -------------  ---------------
Accumulated other comprehensive income (loss)
  at January 1, 2005 .....................................  $  (140,151)   $       582   $   249,080   $   109,511
Net loss for the three months ended March 31, 2005 .......                                                            $  (168,731)
  Cash flow hedges:
   Comprehensive pre-tax loss on cash flow hedges
    before reclassification adjustment during the
    three months ended March 31, 2005 ....................      (90,719)
   Reclassification adjustment for gain included in
    net loss for the three months ended
    March 31, 2005 .......................................       (4,044)
   Income tax benefit for the three months ended
    March 31, 2005 .......................................       29,998
                                                            -----------
                                                                (64,765)                                   (64,765)       (64,765)
  Available-for-sale investments:
   Pre-tax gain on available-for-sale investments
    for the three months ended March 31, 2005 ............                       1,150
   Income tax provision for the three months
    ended March 31, 2005 .................................                        (451)
                                                                           -----------
                                                                                   699                         699            699
   Foreign currency translation loss for the three
    months ended March 31, 2005 ..........................                                   (12,830)      (12,830)       (12,830)
                                                                                         -----------   -----------    -----------
Total comprehensive loss for the three months
  ended March 31, 2005 ...................................                                                            $  (245,627)
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at March 31, 2005 ......................................  $  (204,916)   $     1,281   $   236,250   $    32,615
                                                            ===========    ===========   ===========   ===========
Net loss for the three months ended June 30, 2005 ........                                                            $  (298,458)
Cash flow hedges:
Comprehensive pre-tax loss on cash flow hedges
  before reclassification adjustment during the
  three months ended June 30, 2005 .......................     (134,289)
Reclassification adjustment for loss included in
  net loss for the three months ended
  June 30, 2005 ..........................................       41,074
Income tax benefit for the three months ended
  June 30, 2005 ..........................................       27,872
                                                            -----------
                                                                (65,343)                                   (65,343)       (65,343)

                               (table continues)


Available-for-sale investments:
Pre-tax gain on available-for-sale investments
  for the three months ended June 30, 2005 ...............                       2,415
Income tax provision for the three months
  ended June 30, 2005 ....................................                        (947)
                                                                           -----------
                                                                                 1,468                                      1,468
Foreign currency translation loss for the three
  months ended June 30, 2005 .............................                                   (20,860)      (20,860)       (20,860)
                                                                                         -----------   -----------    -----------
Total comprehensive loss for the three months
  ended June 30, 2005 ....................................                                                            $  (383,193)
                                                                                                                      ===========
Total comprehensive loss for the six months
  ended June 30, 2005 ....................................                                                            $  (628,820)
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at June 30, 2005 .......................................  $  (270,259)   $     2,749   $   215,390   $   (52,120)
                                                            ===========    ===========   ===========   ===========
Net loss for the three months ended
  September 30, 2005 .....................................                                                            $  (216,689)

  Cash flow hedges:
   Comprehensive pre-tax loss on cash flow hedges
    before reclassification adjustment during the
    three months ended September 30, 2005 ................     (209,814)
   Reclassification adjustment for loss included in
    net loss for the three months ended
    September 30, 2005 ...................................      277,055
   Income tax provision for the three months ended
    September 30, 2005 ...................................      (16,059)
                                                            -----------
                                                                 51,182                                     51,182         51,182
  Available-for-sale investments:
   Pre-tax loss on available-for-sale investments for
    the three months ended September 30, 2005 ............                      (4,523)
   Income tax benefit for the three months ended
    September 30, 2005 ...................................                       1,774
                                                                           -----------
                                                                                (2,749)                     (2,749)        (2,749)
   Foreign currency translation loss for the three
    months ended September 30, 2005 ......................                                  (171,687)     (171,687)      (171,687)
                                                                                         -----------   -----------    -----------
Total comprehensive loss for the three months
  ended September 30, 2005 ...............................                                                            $  (339,943)
                                                                                                                      ===========
Total comprehensive loss for the nine months
  ended September 30, 2005 ...............................                                                            $  (968,763)
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at September 30, 2005 ..................................  $  (219,077)   $        --   $    43,703   $  (175,374)
                                                            ===========    ===========   ===========   ===========

Accumulated other comprehensive income (loss)
  at January 1, 2004 .....................................  $  (130,419)   $        --   $   187,013   $    56,594
Net loss for the three months ended March 31, 2004 .......                                                            $   (71,192)
  Cash flow hedges:
   Comprehensive pre-tax gain on cash flow hedges
    before reclassification adjustment during the
    three months ended March 31, 2004 ....................        4,426
   Reclassification adjustment for loss included in net
    loss for the three months ended March 31, 2004 .......       15,863
   Income tax provision for the three months ended
    March 31, 2004 .......................................       (7,224)
                                                            -----------
                                                                 13,065                                     13,065         13,065
  Available-for-sale investments:
   Pre-tax gain on available-for-sale investments for
    the three months ended March 31, 2004 ................                      19,526
   Income tax provision for the three months ended
    March 31, 2004 .......................................                      (7,709)
                                                                           -----------
                                                                                11,817                      11,817         11,817
   Foreign currency translation gain for the three
    months ended March 31, 2004 ..........................                                     2,078         2,078          2,078
                                                                                         -----------   -----------    -----------
Total comprehensive loss for the three months
  ended March 31, 2004 ...................................                                                            $   (44,232)
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at March 31, 2004 ......................................  $  (117,354)   $    11,817   $   189,091   $    83,554
                                                            ===========    ===========   ===========   ===========
Net loss for the three months ended June 30, 2004 ........                                                            $   (28,698)

                               (table continues)


                                                                                                                     Comprehensive
                                                                                                                     Income (Loss)
                                                                                                                     for the Three
                                                                                                                      Months Ended
                                                                                                          Total      March 31, 2005,
                                                                                                       Accumulated   June 30, 2005,
                                                                           Available-      Foreign        Other           and
                                                             Cash Flow      for-Sale      Currency    Comprehensive   September 30,
                                                              Hedges       Investments   Translation  Income (Loss)       2005
                                                            -----------    -----------   -----------  -------------  ---------------
Cash flow hedges:
Comprehensive pre-tax loss on cash flow hedges
  before reclassification adjustment during the
  three months ended June 30, 2004 .......................  $   (54,414)
Reclassification adjustment for loss included in net
  loss for the three months ended June 30, 2004 ..........       12,905
Income tax benefit for the three months ended
  June 30, 2004 ..........................................       13,369
                                                            -----------
                                                                (28,140)                                   (28,140)       (28,140)
Available-for-sale investments:
Pre-tax loss on available-for-sale investments for
  the three months ended June 30, 2004 ...................                     (19,762)
Income tax benefit for the three months ended
  June 30, 2004 ..........................................                       7,802
                                                                           -----------
                                                                               (11,960)                    (11,960)       (11,960)
Foreign currency translation loss for the three
  months ended June 30, 2004 .............................                                   (21,399)      (21,399)       (21,399)
                                                                                         -----------   -----------    -----------
Total comprehensive loss for the three months
  ended June 30, 2004 ....................................                                                            $   (90,197)
                                                                                                                      ===========
Total comprehensive loss for the six months
  ended June 30, 2004 ....................................                                                            $  (134,429)
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at June 30, 2004 .......................................  $  (145,494)   $      (143)  $   167,692   $    22,055
                                                            ===========    ===========   ===========   ===========
Net income for the three months ended
  September 30, 2004 .....................................                                                            $   141,125
  Cash flow hedges:
   Comprehensive pre-tax loss on cash flow hedges
    before reclassification adjustment during the
    three months ended September 30, 2004 ................  $   (76,611)
   Reclassification adjustment for loss included in
    net loss for the three months ended
    September 30, 2004 ...................................       30,542
   Income tax benefit for the three months ended
    September 30, 2004 ...................................       11,773
                                                            -----------
                                                                (34,296)                                   (34,296)       (34,296)
  Available-for-sale investments:
   Pre-tax gain on available-for-sale investments for
    the three months ended September 30, 2004 ............                       6,183
   Income tax provision for the three months
    ended September 30, 2004 .............................                      (2,427)
                                                                           -----------
                                                                                 3,756                       3,756          3,756
   Foreign currency translation gain for the three
    months ended September 30, 2004 ......................                                    24,941        24,941         24,941
                                                                                         -----------   -----------    -----------
Total comprehensive income for the three months
  ended September 30, 2004 ...............................                                                            $   135,526
                                                                                                                      ===========
Total comprehensive income for the nine months
  ended September 30, 2004 ...............................                                                            $     1,097
                                                                                                                      ===========
Accumulated other comprehensive income (loss)
  at September 30, 2004 ..................................  $  (179,790)   $     3,613   $   192,633   $    16,456
                                                            ===========    ===========   ===========   ===========


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

                                                                                Periods Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                 -----------------------------------------   ---------------------------------------
                                                                  Weighted                                   Weighted
                                                  Net Income      Average                                    Average
                                                    (Loss)        Shares         EPS         Net Income       Shares         EPS
                                                 -------------   ---------   -------------   -------------   ---------   -----------
THREE MONTHS:
Basic earnings (loss) per common share:
  Income (loss) before discontinued operations
   and cumulative effect of a change in
   accounting principle......................... $   (242,435)     478,461    $     (0.51)   $    28,877      444,380    $     0.07
  Discontinued operations, net of tax...........       25,746           --           0.06        112,248           --          0.25
                                                 ------------    ---------    -----------    -----------     --------    ----------
      Net income (loss)......................... $   (216,689)     478,461    $     (0.45)   $   141,125      444,380    $     0.32
                                                 ============    =========    ===========    ===========     ========    ==========
  Diluted earnings (loss) per common share:
  Common shares issuable upon exercise of stock
   options using treasury stock method..........                        --                                      2,542
  Income (loss) before discontinued operations
   and cumulative effect of a change in
   accounting principle......................... $   (242,435)     478,461    $     (0.51)   $    28,877     446,922  $      0.07
  Discontinued operations, net of tax...........       25,746           --           0.06        112,248           --         0.25
                                                 ------------    ---------    -----------    -----------     --------    ----------
      Net income (loss)......................... $   (216,689)     478,461    $     (0.45)   $   141,125     446,922  $      0.32
                                                 ============    =========    ===========    ===========     ========    ==========

                                                                                Periods Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                 -----------------------------------------   ---------------------------------------
                                                    Net Loss       Shares         EPS          Net Loss        Shares        EPS
                                                 -------------   ---------   -------------   -------------   ---------   -----------
NINE MONTHS:
Basic and diluted loss per common share:
  Loss before discontinued operations........... $   (621,476)     458,483    $     (1.36)   $  (194,475)     425,682    $    (0.45)
  Discontinued operations, net of tax...........      (62,403)          --          (0.13)       235,710           --          0.55
                                                 ------------    ---------    -----------    -----------     --------    ----------
      Net income (loss).........................  $  (683,879)     458,483    $     (1.49)   $    41,235      425,682    $     0.10
                                                 ============    =========    ===========    ===========     ========    ==========

     The Company incurred losses before discontinued operations for the quarters ended September 30, 2005 and 2004. As a result, basic shares were used in the calculations of fully diluted loss per share for these periods, under the guidelines of SFAS No. 128 as using the basic shares produced the more dilutive effect on the loss per share. Potentially convertible securities, shares to be purchased under the Company's ESPP and unexercised employee stock options to purchase a weighted average of 7.7 million and 55.1 million shares of the Company's common stock were not included in the computation of diluted shares outstanding during the nine months ended September 30, 2005 and 2004, respectively, because such inclusion would be antidilutive.

     For the three and nine months ended September 30, 2005 and 2004, approximately 0.1 million and 4.0 million, respectively, weighted common shares of the Company's outstanding 2006 Convertible Notes, respectively, were excluded from the diluted EPS calculations as the inclusion of such shares would have been antidilutive.

     In connection with the convertible debentures payable to Calpine Capital Trust III, net of repurchases, for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, there were 0.0 million, 11.9 million, 6.1 million and 11.9 million weighted average common shares potentially issuable, respectively, that were excluded from the diluted EPS calculation as their inclusion would be antidilutive. The convertible debentures were redeemed in full on July 13, 2005.

     For the three and nine months ended September 30, 2005 and 2004, under the net share settlement method and in accordance with the new guidance of EITF 04-08 there were no shares potentially issuable and thus potentially included in the diluted EPS calculation under the Company's 2023 Convertible Notes, 2014 Convertible Notes and 2015 Convertible Notes issued in November 2003, September 2004 and June 2005, respectively, because the Company's closing stock price at each period end was below the conversion price. However, in future reporting periods where the Company's closing stock price is above the conversion price for any of these convertible instruments and the Company has income before discontinued operations and cumulative effect of a change in accounting principle, the holders of each note will receive the conversion value of the note payable in cash up to the principal amount of the note, and Calpine common stock for the notes conversion value in excess of such princpal amount.The maximum potential shares issuable under the conversion provisions of the notes would be as presented below. The actual number of potential shares will depend on the closing stock price at conversion.

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

     For the three and nine months ended September 30, 2005, 1.2 million weighted average common shares of the Company's contingently issuable (unvested) restricted stock was excluded from the calculation of diluted EPS because the Company's closing stock price has not reached the price at which the shares vest, and, as discussed above, inclusion would have been anti-dilutive.

     In conjunction with the offering of the 2014 Convertible Notes in September 2004, the Company entered into a ten-year Share Lending Agreement with DB London, under which the Company loaned DB London 89 million shares of newly issued Calpine common stock in exchange for a loan fee of $.001 per share and other consideration. The Company has excluded the 89 million shares of common stock subject to the Share Lending Agreement from the EPS calculation.

     See Note 2 for a discussion of the potential impact of SFAS No. 128-R on the calculation of diluted EPS.

12.  Commitments and Contingencies

LTSA Cancellations

     On July 5, 2005, Calpine and Siemens-Westinghouse executed an agreement to settle various matters related to certain warranty disputes and to terminate certain LTSAs. The Company received approximately $25.5 million as a net settlement payment related to these matters, a portion of which related to events in existence prior to June 30, 2005. Consequently, $3.6 million and $7.2 million were recorded in the three months ended June 30, 2005, and September 30, 2005, respectively, as a reduction in plant operating expense relating to warranty recoveries and contract settlements of prior period repair expenses. The remaining settlement proceeds were applied as a reduction to capitalized turbine costs in the three months ended September 30, 2005.

     On July 7, 2005, the Company announced that it had entered into a 15-year Master Products and Services Agreement with GE. A related agreement replaces the nine remaining LTSAs covering the Company's GE 7FA turbine fleet. The Company expects to benefit from improved power plant performance and operations and maintenance flexibility to service its plants to further lower costs. Historically, GE provided full-service turbine maintenance for a select number of Calpine power plants. Under the new agreement, Calpine will supplement its operations with a variety of GE services. As of September 30, 2005, the Company operates 44 power plants that are powered by GE gas turbines, representing approximately 10,000 MW of capacity. The Company recorded LTSA cancellation expense of $33.3 million in the three months ended June 30, 2005, as the key terms and provisions of the cancellation agreement were finalized prior to June 30, 2005.

Turbines

     The table below sets forth future turbine payments for construction and development projects, as well as for unassigned turbines. It includes previously delivered turbines, payments and delivery by year for the last turbine to be delivered as well as payment required for the potential cancellation costs of the remaining 28 gas and steam turbines. The table does not include payments that would result if the Company were to release for manufacturing any of these remaining 28 turbines.

                                                                   Units to Be
                Year                                Total           Delivered
--------------------------------------          ----------         -----------
                                                        (In thousands)
October through December 2005................   $   11,220                1
2006.........................................        4,480               --
2007.........................................        2,332               --
2008.........................................        2,699               --
                                                ----------             ----
  Total......................................   $   20,731                1
                                                ==========             ====

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

     Securities Class Action Lawsuits. Beginning on March 11, 2002, fifteen securities class action complaints were filed in the U.S. District Court for the Northern District of California against Calpine and certain of its employees, officers, and directors. All of these actions were ultimately assigned to Judge Saundra Brown Armstrong, and Judge Armstrong ordered the actions consolidated for all purposes on August 16, 2002, as In re Calpine Corp. Securities Litigation, Master File No. C 02-1200 SBA. In mid-October, 2005, an agreement in principle to settle this case was reached. The proposed settlement will resolve the only claim remaining in these consolidated actions, which is a claim by two plaintiffs for an alleged violation of Section 11 of the Securities Act of 1933. All of the other claims brought in the consolidated actions were dismissed with prejudice in February 2004. Judge Armstrong denied the motion for class certification on August 10, 2005. The settlement amount is being paid by insurance. The Company currently expects the settlement to be finalized before the end of 2005.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. This case is a Section 11 case brought as a class action on behalf of purchasers in Calpine's April 2002 stock offering. This case was filed in San Diego County Superior Court on March 11, 2003. Defendants won a motion to transfer the case to Santa Clara County. Defendants in this case are Calpine, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. The Hawaii Fund alleges that the prospectus and registration statement for the April 2002 offering had false or misleading statements regarding: Calpine's actual financial results for 2000 and 2001; Calpine's projected financial results for 2002; Mr. Cartwright's agreement not to sell or purchase shares within 90 days of the offering; and Calpine's alleged involvement in "wash trades." A central allegation of the complaint is that a March 2003 restatement concerning the accounting for two sales-leaseback transactions revealed that Calpine had misrepresented its financial results in the prospectus/registration statement for the April 2002 offering.

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

     Defendants moved to dismiss the Consolidated Complaint. Judge Armstrong granted the motion and dismissed three of the four claims with prejudice. The remaining claim, for misrepresentation, was dismissed with leave to amend. Plaintiff filed an Amended Consolidated Complaint on June 3, 2005. The Amended Consolidated Complaint names as defendants Calpine Corporation and the members of the Advisory Committee for the Plan. Defendants have filed motions to dismiss the Amended Consolidated Complaint, which are currently scheduled for hearing on December 6, 2005. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending in California Superior Court in Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. In December 2002, the court dismissed the complaint with respect to certain of the director defendants for lack of personal jurisdiction, though plaintiff may appeal this ruling. In early February 2003, plaintiff filed an amended complaint, naming additional officer defendants. Calpine and the individual defendants filed demurrers (motions to dismiss) and a motion to stay the case in March 2003. On July 1, 2003, the Court granted Calpine's motion to stay this proceeding until In re Calpine Corporation Securities Litigation is resolved, or until further order of the Court. The Court did not rule on the demurrers. We consider this lawsuit to be without merit and intend to defend vigorously against the allegations if the stay is lifted.

     Gordon v. Peter Cartwright, et al. On August 8, 2002, a shareholder filed a derivative suit in the United States District Court for the Northern District of California on behalf of Calpine against its directors, captioned Gordon v. Cartwright, et al. similar to Johnson v. Cartwright. Motions were filed to dismiss the action against certain of the director defendants on the grounds of lack of personal jurisdiction, as well as to dismiss the complaint in total on other grounds. In February 2003, plaintiff agreed to stay these proceedings until In re Calpine Corporation Securities Litigation is resolved, and to dismiss without prejudice certain director defendants. The Court did not rule on the motions to dismiss the complaint on non-jurisdictional grounds. On March 4, 2003, plaintiff filed papers with the court voluntarily agreeing to dismiss without prejudice his claims against three of the outside directors. We consider this lawsuit to be without merit and intend to defend vigorously against the allegations if the stay is lifted.

     International Paper Company v. Androscoggin Energy LLC. In October 2000, International Paper Company filed a complaint against Androscoggin Energy LLC ("AELLC") alleging that AELLC breached certain contractual representations and warranties arising out of an Amended Energy Services Agreement ("ESA") by failing to disclose facts surrounding the termination, effective May 8, 1998, of one of AELLC's fixed-cost gas supply agreements. The steam price paid by IP under the ESA is derived from AELLC's price of gas under its gas supply agreements. We had acquired a 32.3% economic interest and a 49.5% voting interest in AELLC as part of the Skygen transaction, which closed in October 2000. On November 7, 2002, the court issued an opinion on the parties' cross motions for summary judgment finding in AELLC's favor on certain matters though granting summary judgment to International Paper Company on the liability aspect of a particular claim against AELLC. On December 11, 2003, the court denied in part IP's summary judgment motion pertaining to damages and determined that, (i) IP was entitled to pursue an action for damages, and (ii) ruled that sufficient questions of fact remain to deny IP summary judgment on the measure of damages. On November 3, 2004, a jury verdict in the amount of $41 million was rendered in favor of IP. AELLC was held liable on the misrepresentation claim, but not on the breach of contract claim. AELLC has made an additional accrual to recognize the jury verdict, and the Company has recognized its 32.3% share. AELLC filed a post-trial motion challenging both the determination of its liability and the damages award and, on November 16, 2004, the court entered an order staying the execution of the judgment. The order staying execution of the judgment has not expired. On September 30, 2005, the district court denied AELLC's Motion for Judgment as a Matter of Law, or, in the Alternative, Remittitur or a New Trial. AELLC intends to appeal the judgment.

     Additionally, on November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. AELLC is continuing in possession of its property and is operating and maintaining its business as a debtor in possession, pursuant to Section 1107(a) and 1108 of the Bankruptcy Code. AELLC filed its, (i) Plan of Reorganization, and (ii) Disclosure Statement regarding such plan, on September 30, 2005.

     Finally, AELLC filed a Demand for Arbitration on July 8, 2005, seeking damages from IP regarding three separate ESA billing disputes. IP filed its Answering Statement and Counterclaim on July 29, 2005. The parties are in the preliminary stages of the AAA arbitration procedures.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively "Panda") filed suit against the Company and certain of its affiliates alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta power plant, which the Company acquired from Panda, in accordance with Panda's original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta plant and that the Company's actions have reduced the profits from Oneta thereby undermining Panda's ability to repay monies owed to the Company on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest) is currently outstanding. The Company has filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty, and has also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court recently granted the Company's motion to dismiss the above claims, but allowed Panda an opportunity to replead. We consider Panda's lawsuit to be without merit and intend to vigorously defend it. Discovery is currently in progress. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda's default on repayment of the note. Trial is currently set for May 22, 2006.

     California Business & Professions Code Section 17200 Cases, of which the lead case is T&E Pastorino Nursery v. Duke Energy Trading and Marketing, L.L.C., et al. This purported class action complaint filed in May 2002 against 20 energy traders and energy companies, including CES, alleges that defendants exercised market power and manipulated prices in violation of California Business & Professions Code Section 17200 et seq., and seeks injunctive relief, restitution, and attorneys' fees. The Company was also named in eight other similar complaints for violations of Section 17200. The Company considered the allegations to be without merit, and filed a motion to dismiss. The court granted the motion, and plaintiffs appealed. The Ninth Circuit has issued a decision affirming the dismissal of the Pastorino group of cases. The Plaintiff's did not attempt to appeal the Ninth Circuit's ruling to the Supreme Court so the matter is resolved.

     Prior to the motion to dismiss being granted, one of the actions, captioned Millar v. Allegheny Energy Supply Co., LLP, et al., was remanded to state superior court of Alameda County, California. On January 12, 2004, CES was added as a defendant in Millar. This action includes similar allegations to the other
Section 17200 cases, but also seeks rescission of the long-term power contracts with the California Department of Water Resources. Millar was removed to federal court, but has now been remanded back to state superior court for handling. Hearings on multiple demurrers were held on September 7, 2005 at which time, the Judge dismissed the case without leave to amend. Millar did not attempt to appeal the dismissal ruling. Thus, the entire case is now resolved.

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

     Transmission Service Agreement with Nevada Power Company. On September 30, 2004, Nevada Power Company ("NPC") filed a complaint in state district court of Clark County, Nevada against Calpine Corporation ("Calpine"), Moapa Energy Center, LLC, Fireman's Fund Insurance Company ("FFIC") and unnamed parties alleging, among other things, breach by Calpine of its obligations under a Transmission Service Agreement ("TSA") between Calpine and NPC for 400 megawatts of transmission capacity and breach by FFIC of its obligations under a surety bond, which surety bond was issued by FFIC to NPC to support Calpine's obligations under the TSA. This proceeding was removed from state court to United States District Court for the District of Nevada. On December 10, 2004, FFIC filed a Motion to Dismiss, which was granted on May 25, 2005 with respect to claims asserted by NPC that FFIC had breached its obligations under the surety bond by not honoring NPC's demand that the full amount of the surety bond ($33,333,333.00) be paid to NPC in light of Calpine's failure to provide replacement collateral upon the expiration of the surety bond on May 1, 2004. NPC has filed a Motion to Amend the Complaint and a Motion for Reconsideration of the above dismissal. The above dismissal is specific to NPC's claims against FFIC and does not address NPC's specific claims against Calpine or Moapa Energy Center, LLC. Discovery is proceeding. At this time, Calpine is unable to predict the outcome of this proceeding.

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

     Estate of Jones, et al. v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Mr. Darrell Jones of NESCO. The agreement provided, among other things, that upon "Substantial Completion" of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine's motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys' fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates
(which has been remitted) to ensure payment of these fees. The matter is currently on appeal, both parties have filed briefs with the appellate court, and oral arguments were heard by the court on October 17, 2005. We are waiting for the court to issue its decision.

     Calpine Energy Services v. Acadia Power Partners. Calpine Corporation, through its subsidiaries, owns 50% of Acadia Power Partners, LLC ("APP") which company owns the Acadia Energy Center near Eunice, Louisiana (the "Facility"). A Cleco Corporation subsidiary owns the other 50% of the Facility. Calpine Energy Services, LP ("CES") is the purchaser under two power purchase agreements with APP pursuant to which CES has the right to purchase all of the output from the Facility. During the summer of 2003 certain transmission constraints previously unknown to CES and APP began to severely limit the ability of CES to obtain all of the energy from the Facility. CES had asserted that it is entitled to certain relief from the purchase agreements, and that APP had to cure certain defaults under the purchase agreements, to which assertions APP disagrees. After engaging in the initial alternative dispute resolution steps set forth in the power purchase agreements the parties settled their disputes.

     In addition, CES and APP had been discussing certain billing calculation disputes that relate to efficiency matters. The dispute covers the time period from June 2002 (COD of the plant) to June 2004. The parties have completely resolved this matter.

     Hulsey, et al. v. Calpine Corporation. On September 20, 2004, Virgil D. Hulsey, Jr. (a current employee) and Ray Wesley (a former employee) filed a class action wage and hour lawsuit against Calpine Corporation and certain of its affiliates. The complaint alleges that the purported class members were entitled to overtime pay and Calpine failed to pay the purported class members at legally required overtime rates. The matter has been transferred to the Santa Clara County Superior Court and Calpine filed an answer on January 7, 2005, denying plaintiffs' claims. This case has tentatively been settled.

     Michael Portis v. Calpine Corp. - Complaint Filed with Department of Labor. On January 25, 2005, Michael Portis ("Portis"), a former employee of Calpine, brought a complaint to the United States Department of Labor (the "DOL"), alleging that his employment with the Company was wrongfully terminated. Portis alleged that Calpine and its subsidiaries evaded sales and use tax in various states and in doing so filed false tax reports and that his employment was terminated in retaliation for having reported these allegations to management. Portis claimed that the Company's alleged actions constitute violations of the employee protection provisions of the Sarbanes Oxley Act of 2002. On April 27, 2005, the DOL determined that Portis' retaliatory discharge complaint had no merit and dismissed it. On June 13, 2005, Portis filed an objection and requested a hearing before an Administrative Law Judge. After an initial hearing with the ALJ, and a failed attempt to elicit a settlement, Portis withdrew the objection and hearing request. On August 12, 2005, the DOL's initial finding (that the complaint had no merit) was reinstated and made final.

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

     Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al. On May 5, 2005, Harbert Distressed Investment Master Fund, Ltd. (the "Harbert Fund") filed an Originating Notice (Application) (the "Original Application") in the Supreme Court of Nova Scotia against Calpine Corporation and certain of its subsidiaries, including Calpine Canada Energy Finance II ULC ("Finance II"), the issuer of certain bonds (the "Bonds") held by the Harbert Fund and CCRC, the parent company of Finance II and the indirect parent company of Saltend. The Bonds have been guaranteed by Calpine. The Harbert Fund alleged that Calpine, CCRC and Finance II violated the Harbert Fund's rights under Nova Scotia laws in connection with certain financing transactions completed by CCRC or subsidiaries of CCRC. Wilmington Trust Company, the trustee under the indenture governing the Bonds (the "Trustee"), was a co-applicant in the suit on behalf of all holders of Bonds. The hearing was conducted on July 6, 7 and 8, 2005 before the Nova Scotia Supreme Court. The claims as against Calpine European Funding (Jersey) Limited and Calpine (Jersey) Limited, were discontinued by Consent Order dated July 20, 2005,

     On August 2, 2005, the Court dismissed the Harbert Fund's application for relief and denied all relief to the Harbert Fund and all other bondholders that purchased Bonds on or after September 1, 2004. However, the Court stated that a remedy should be granted to any bondholder, other than the Calpine respondent companies, that purchased Bonds prior to September 1, 2004 and that continues to hold those Bonds on August 2, 2005 (the "Eligible Bondholders").

     The Court  directed  the Trustee to provide  the face amount of  qualifying
Bonds and the identity of the holders of such Bonds by August 31, 2005 (subsequently modified by the Bond Indemnification Order described below). Upon receipt of such information, the Court will then issue a final order requiring Calpine to maintain in the control of CCRC sufficient proceeds from the sale of Saltend to cover the face amount of such Bonds. If there are insufficient proceeds for this purpose, Calpine will be required to place in the control of CCRC an additional amount which, when added to the net Saltend sale proceeds, will cover the face value of all such Bonds. On September 20, 2005, the Court issued a Bond Identification Order confirming a process for determining the list of Eligible Bondholders and further required the Indenture Trustee to file a report of such determination on or before November 18, 2005. The final order will further provide that CCRC shall diligently conduct its business in a proper and efficient manner so as to preserve and protect its business and assets. Pending the final order, the Court issued an interim order under which Calpine must maintain the net Saltend sale proceeds in the control of CCRC.

     Any party to the proceeding has the right to appeal the final order to the Nova Scotia Court of Appeal.

     On October 6, 2005, the Trustee and the Harbert Fund issued a demand letter to Finance II and its directors demanding that Finance II commence proceedings against CCRC to enforce various rights under a Term Debenture due 2021 issued by CCRC to Finance II. On October 7, 2005, the Trustee and the Harbert Fund filed an Originating Notice (Application) in the Supreme Court of Nova Scotia against CCRC and sought leave to commence a derivative proceeding on behalf of Finance II (the "Harbert/WTC Leave Application") seeking to enforce such rights under the Term Debenture. On October 11, 2005, Finance II and CCRC filed an Interlocutory Notice Application seeking either a dismissal of the Harbert/WTC Leave Application or, alternatively, a stay of such pending the completion of the process set out in the Bond Identification Order, issuance of a final order in the Original Application and disposition of any appeals in the Original Application ("Calpine Cross-Application") on the bases of res judicata and abuse of process, arguing that the claims and relief sought by the applicants in the Harbert/WTC Leave Application are the same, or arise out of the same facts and circumstances, as the claims and relief that those applicants sought, and were denied, in the Original Application. The Calpine Cross-Application is scheduled to be heard as a preliminary application on November 22 and 23, 2005. The final order in the Original Application, as well as the Harbert/WTC Leave Application (if necessary), are scheduled to be heard on December 19 and 20, 2005.

     Harbert Convertible Arbitrage Master Fund, Ltd. et al. v. Calpine Corporation. Plaintiff Harbert Convertible Arbitrage Master Fund, Ltd. and two affiliated funds filed this action on July 11, 2005, in Supreme Court, New York County, State of New York, and filed an amended complaint on July 19, 2005. In their amended complaint, plaintiffs allege that in a July 5, 2005 letter to Calpine they provided "reasonable evidence" as required under the indenture governing the 2014 Convertible Notes that, on one or more days beginning on July 1, 2005, the Trading Price of the 2014 Convertible Notes was less than 95% of the product of the Common Stock Price multiplied by the Conversion Rate, as those terms are defined in the indenture, and that Calpine therefore was required to instruct the Bid Solicitation Agent for the 2014 Convertible Notes to determine the Trading Price beginning on the next Trading Day. If the Trading Price as determined by the Bid Solicitation Agent were below 95% of the product of the Common Stock Price multiplied by the Conversion Rate for the next five consecutive Trading Days, then the 2014 Convertible Notes would become convertible into cash and common stock for a limited period of time. Plaintiffs have asserted a claim for breach of contract, seeking unspecified damages, based on Calpine's not instructing the Bid Solicitation Agent to begin to calculate the Trading Price. In addition, plaintiffs have sought a declaration that Calpine had a duty, based on the statements in the July 5 letter, to commence the bid solicitation process, and also have sought injunctive relief to force Calpine to instruct the Bid Solicitation Agent to determine the Trading Price of the Notes. Plaintiffs made, but later withdrew, a request for a preliminary injunction. Calpine's motion to dismiss was served on September 6, 2005, opposition and reply papers were subsequently served, and the Court has scheduled argument on the motion for November 9, 2005. Harbert has informed Calpine and the court that Wilmington Trust Company, as trustee under the indenture for the 2014 Convertible Notes, intends to seek to intervene in the case and/or to file a similar action for the benefit of all holders of the 2014 Convertible Notes.

     Whitebox Convertible Arbitrage Fund, L.P., et al. v. Calpine Corporation. Plaintiff Whitebox Convertible Arbitrage Fund, L.P. and seven affiliated funds filed an action in the Supreme Court, New York County, State of New York, for breach of contract on October 17, 2004. The factual allegations and legal basis for the claims set forth in that action are nearly identical to those set forth in the Harbert Convertible filings detailed above. On October 19, 2005, plaintiffs filed a motion for preliminary injunctive relief, but withdrew the motion on November 7, 2005. Whitebox has informed Calpine and the court that Wilmington Trust Company, as trustee under the indenture for the 2014 Convertible Notes, intends to seek to intervene in the case and/or to file a similar action for the benefit of all holders of the 2014 Convertible Notes.

     SEC Informal Inquiry and Request for Documents and Information. On June 9, 2005, the Company filed a Current Report on Form 8-K with the SEC to disclose that, in April 2005, the Division of Enforcement of the SEC informed the Company that it was conducting an informal inquiry and asked the Company to voluntarily provide documents and information related to: (a) the Company's downward revision of its proved oil and gas reserve estimates at year-end 2004 as compared to such estimates at year-end 2003, and a corresponding impairment of the value of certain assets, all previously disclosed by the Company, (b) certain statements made to various regulatory agencies by Michael Portis, a terminated former employee, regarding the Company's determination of state sales and use taxes, and (c) the Company's upward restatement in April 2005 of its previously disclosed net income for the third quarter, and the first three quarters, of 2004. The Company fully cooperated with the SEC's request for documents and information.

     Calpine Corporation v. The Bank of New York, Collateral Trustee for Senior Secured Note Holders, et al. In September of 2005, Calpine received a letter from The Bank of New York, the Collateral Trustee (the "Collateral Trustee") for Calpine's senior secured debt holders, informing Calpine of disagreements purportedly raised by certain holders of First Priority Notes regarding the Company's reinvestment of the proceeds from its recent sale of natural gas assets to Rosetta. As a result of these concerns, the Collateral Trustee informed the Company that it would not allow further withdrawals from the gas sale proceeds account until these disagreements are resolved. On September 26, 2005, Calpine filed a Declaratory Relief Action in the Delaware Court of Chancery against the Collateral Trustee and Wilmington Trust Company, as trustee for the First Priority Notes (the "First Priority Trustee"), seeking a declaration that Calpine's past and proposed purchases of natural gas assets are permitted by the indenture for the First Priority Notes and related documents, and also seeking an injunction compelling the Collateral Trustee to release funds requested to be withdrawn. The First Priority Trustee has counterclaimed, seeking an order compelling the Company to, among other things, (i) pay damages in an amount not less than $365 million plus prejudgment interest either to the First Priority Trustee or into the gas sale proceeds account; (ii) return to the gas sale proceeds account all amounts previously withdrawn from such account and used by the Company to purchase natural gas in storage; and (iii) indemnify the First Priority Trustee for all expenses incurred in connection with defending the lawsuit and pursuing counterclaims. The Company has filed a motion to dismiss the counterclaims on the grounds that the holders of the First Priority Notes (and the First Priority Trustee on behalf of the holders of the First Priority Notes) have no right under the indenture governing the First Priority Notes to compel the return of such amounts or otherwise to object to the use of the proceeds of the gas sale because the Company made an offer to purchase all of the First Priority Notes with the proceeds of the gas sale and the holders of the First Priority Notes declined such offer. In addition, Wilmington Trust Company, as trustee for the Second Priority Notes (the "Second Priority Trustee"), has intervened in the lawsuit. The Second Priority Trustee has counterclaimed seeking to compel the Company to return to the gas sale proceeds account all amounts previously withdrawn therefrom and used by the Company to purchase gas in storage. In its trial brief, the Company plans to request that these counterclaims be dismissed on the bases that they were filed after the deadline and without the Court's permission.

     Discovery in this lawsuit commenced on a fast track and is near completion. Pre-trial submissions were filed with the Court on November 7, 2005 and a bench trial is scheduled to begin on November 11, 2005. The Company expects that the trial will be completed in one day and that the Court will issue an opinion shortly thereafter. The Company maintains that its use of the proceeds of the natural gas sale to purchase natural gas in storage was appropriate and permitted under the instruments governing its senior secured debt, including the indenture governing the First Priority Notes and the Senior Secured Debt Instruments, however, no assurance can be given that the Company will prevail in this litigation.

     Scott, et al. v. Calpine Corporation. On September 13, 2005, Calpine received a letter from an attorney representing one current and six former employees located in the Houston, Texas office. The letter alleges claims of racial discrimination, retaliation, slander, a hostile work environment and constructive discharge. The seven individuals have also filed Notices of Charge of Discrimination with the U.S. Equal Employment Opportunity Commission. Outside counsel has been retained and has investigated the claims in anticipation of threatened litigation. We consider these claims to be without merit and intend to defend vigorously against the allegations.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

13.  Operating Segments

     The Company is first and foremost an electric generating company. In pursuing this business strategy, it was the Company's objective to produce a portion of its fuel consumption requirements from its own natural gas reserves ("equity gas"). However, with the July 2005 sale of the Company's remaining oil and gas production and marketing activity, the Company now has one reportable segment, Electric Generation and Marketing. No other components of the business had reached the quantitative criteria to be considered a reportable segment under SFAS No. 131. See Note 8 for a discussion of the sale of the Company's oil and gas assets. Consequently, the revenue and expense from the Oil and Gas
Production and Marketing reportable segment has been reclassified to discontinued operations and the remaining pipeline assets have been reflected in the table below within Corporate, Eliminations, and Other.

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

                                                              Electric Generation   Corporate, Eliminations,
                                                                 and Marketing              and Other                  Total
                                                           ------------------------ ------------------------ -----------------------
                                                               2005         2004        2005        2004         2005        2004
                                                           ------------ ----------- ----------- ------------ ----------- -----------
                                                                                         (In thousands)
For the three months ended September 30,
  Total revenue from external customers..................  $3,255,141   $2,396,483  $   26,449  $   15,250   $3,281,590  $2,411,733
  Segment profit/(loss) before provision for
   income taxes..........................................    (154,256)     (15,426)    (70,692)     23,979     (224,948)      8,553


                                                              Electric Generation   Corporate, Eliminations,
                                                                 and Marketing              and Other                  Total
                                                           ------------------------ ------------------------ -----------------------
                                                               2005         2004        2005        2004         2005        2004
                                                           ------------ ----------- ----------- ------------ ----------- -----------
                                                                                         (In thousands)
For the nine months ended September 30,
  Total revenue from external customers..................  $7,451,404   $6,414,619  $   74,824  $   51,713   $7,526,228  $6,466,332
  Segment profit/(loss) before provision
   for income taxes......................................    (758,894)    (244,918)    (30,448)     93,889)    (789,342)   (338,807)

                                                                            Electric
                                                                           Generation    Corporate, Eliminations,
                                                                          and Marketing         and Other             Total
                                                                         --------------  ------------------------  ----------------
                                                                                             (In thousands)
Total assets:
  September 30, 2005..................................................   $   25,381,709      $    1,706,528          $   27,088,237
  December 31, 2004...................................................   $   25,187,414      $    2,028,674          $   27,216,088


14.  California Power Market

     California Refund Proceeding/June 19 FERC Order. On August 2, 2000, the California Refund Proceeding was initiated by a complaint made at FERC by San Diego Gas & Electric Company and under Section 206 of the Federal Power Act alleging, among other things, that the markets operated by the California Independent System Operator ("CAISO") and the California Power Exchange ("CalPX") were dysfunctional. In addition to commencing an inquiry regarding the market structure, FERC established a refund effective period of October 2, 2000, to June 19, 2001, for sales made into those markets.

     On December 12, 2002, the Administrative Law Judge issued a Certification of Proposed Finding on California Refund Liability ("December 12 Certification") making an initial determination of refund liability. On March 26, 2003, FERC also issued an order adopting many of the ALJ's findings set forth in the December 12 Certification (the "March 26 Order"). In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the refund period, FERC ordered that the basis for calculating a party's potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the refund proceeding. The Company believes, based on the available information, that any refund liability that may be attributable to it could total approximately $10.1 million (plus interest, if applicable), after taking the appropriate set-offs for outstanding receivables owed by CalPX and CAISO to Calpine. The Company has fully reserved the amount referenced above. The final determination of the refund liability is subject to further Commission proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets. Furthermore, it is possible that there will be further proceedings to require refunds from certain sellers for periods prior to the originally designated Refund Period. In addition, the FERC orders concerning the Refund Period, the method for calculating refund liability and numerous other issues are pending on appeal before the U.S. Court of Appeals for the Ninth Circuit. At this time, the Company is unable to predict the timing of the completion of these proceedings or the final refund liability. The final outcome of this proceeding and the impact on the Company's business is uncertain at this time.

     On April 26, 2004, Dynegy Inc. entered into a settlement of the California Refund Proceeding and other proceedings with California governmental entities and the three California investor-owned utilities. The California governmental entities include the Attorney General, the California Public Utilities Commission, the California Department of Water Resources ("CDWR"), and the California Electricity Oversight Board. Also, on April 27, 2004, The Williams Companies, Inc. ("Williams") entered into a settlement of the California Refund Proceeding and other proceedings with the three California investor-owned utilities; previously, Williams had entered into a settlement of the same matters with the California governmental entities. The Williams settlement with the California governmental entities was similar to the settlement that Calpine entered into with the Governor of the State of California, acting on behalf of the executive branch of the State of California, the California Electricity Oversight Board, the California Public Utilities Commission (California Commission), and the People of the State of California by and through the Attorney General (the "AG") (collectively, the "California State Releasing Parties") on April 22, 2002. Calpine's settlement resulted in an order issued on March 26, 2004, which partially dismissed Calpine from the California Refund Proceeding to the extent that any refunds are owed for power sold by Calpine to CDWR or any of the other California State Releasing Parties. On June 30, 2004, a settlement conference was convened at the FERC to explore settlements among additional parties. On December 7, 2004, FERC approved the settlement of the California Refund Proceeding and other proceedings among Duke Energy Corporation and its affiliates, the three California investor-owned utilities, and the California governmental entities.

     On September 9, 2004, the Ninth Circuit Court of Appeals issued a decision on appeal (State of California, Ex. Rel. Bill Lockyer, Attorney General v. Federal Energy Regulatory Commission) of a Petition for Review of an order issued by FERC in FERC Docket No. EL02-71 wherein the AG had filed a complaint (the "AG Complaint") under Sections 205 and 206 of the Federal Power Act (the "FPA") alleging that parties who misreported or did not properly report market based transactions were in violation of their market based rate tariff and as a result were not accorded protection under section 206 of the FPA from retroactive refund liability. The Ninth Circuit remanded the order to FERC for rehearing. FERC is required to determine whether refunds should be required for violation of reporting requirements prior to October 2, 2000. The proceeding on remand has not yet been established. In connection with its settlement agreement with various State of California entities (including the AG), Calpine and its affiliates settled all claims related to the AG Complaint.

     FERC Investigation into the Western Markets. On February 13, 2002, FERC initiated an investigation of potential manipulation of electric and natural gas prices in the western United States. This investigation was initiated as a result of allegations that Enron and others, through their affiliates, used their market position to distort electric and natural gas markets in the West. The scope of the investigation is to consider whether, as a result of any manipulation in the short-term markets for electric energy or natural gas, or other undue influence on the wholesale markets by any party since January 1, 2000, the rates of the long-term contracts subsequently entered into in the West are potentially unjust and unreasonable. On August 13, 2002, the FERC staff issued the Initial Report on Company-Specific Separate Proceedings and Generic Reevaluations; Published Natural Gas Price Data; and Enron Trading Strategies (the "Initial Report") summarizing its initial findings in this investigation. There were no findings or allegations of wrongdoing by the Company set forth or described in the Initial Report. On March 26, 2003, the FERC staff issued a final report in this investigation (the "Final Report"). The FERC staff recommended that FERC issue a show cause order to a number of companies, including Calpine, regarding certain power scheduling practices that may potentially be in violation of the CAISO or CalPX tariffs. The Company believes that it did not violate these tariffs and that, to the extent that such a finding could be made, any potential liability would not be material. The Final Report also recommended that FERC modify the basis for determining potential liability in the California Refund Proceeding discussed above. On June 25, 2003, FERC issued a number of orders associated with these investigations. In particular, based on the FERC staff's earlier recommendations in the Final Report, FERC issued two show cause orders each naming certain industry participants. The show cause orders have initiated proceedings wherein the named parties must demonstrate that certain market behavior did not violate either the CAISO or CalPX tariffs as prohibited market manipulative behavior. FERC did not subject the Company to either of the show cause orders. FERC also issued an order directing the FERC staff to investigate further whether market participants who bid a price in excess of $250 per megawatt hour into markets operated may have violated CAISO and CalPX tariff prohibitions. No individual market participant was identified. The Company believes that it did not violate the CAISO and CalPX tariff prohibitions referred to by FERC in this order; however, we are unable to predict at this time the final outcome of this proceeding or its impact on Calpine.

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our Qualifying Facilities ("QF") contracts with Pacific Gas and Electric Company ("PG&E") provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments for certain QF contracts by determining the short run avoided cost ("SRAC") energy price formula. In mid 2000, our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the California Power Exchange ("PX") market clearing price instead of the price determined by SRAC. Having elected such option, we were paid based upon the PX zonal day-ahead clearing price ("PX Price") from summer 2000 until January 19, 2001, when the PX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the PX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the PX-based pricing option. In late 2000, the CPUC Commissioner assigned to this matter issued a proposed decision to the effect that the PX Price was the appropriate price for energy payments under the California Public Utilities Code but the CPUC has yet to issue a final decision. Therefore, it is possible that the CPUC could order a retroactive payment adjustment based on a different energy price determination. On April 29, 2004 PG&E, The Utility Reform Network, which is a consumer advocacy group, and the Office of Ratepayer Advocates, which is an independent consumer advocacy department of the CPUC, (collectively, the "PG&E Parties") filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requested that the CPUC set a briefing schedule in the R.99-11-022 docket to determine refund liability of the QFs who had switched to the PX Price during the period of June 1, 2000 until January 19, 2001. The PG&E Parties alleged that refund liability be determined using the methodology that has been developed thus far in the California Refund Proceeding discussed above. On August 16, 2005, the Administrative Law Judge assigned to hear the April 29 Motion issued a ruling setting October 11, 2005, as the date for filing prehearing conference statements and October 17, 2005, as the date of the prehearing conference. In our response, filed on October 11, 2005, we urged that the April 29 Motion should be dismissed, but if dismissal were not granted, then discovery, testimony and hearings would be required. The assigned Administrative Law Judge has not yet issued a formal ruling following the October 17, 2005 prehearing conference. We believe that the PX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by the FERC in the California Refund Proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     Reliability Must Run Contracts with Geysers. The CAISO, the California Electricity Oversight Board, the CPUC, PG&E, San Diego Gas & Electric Company, and Southern California Edison (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001 at the FERC requesting the commencement of a Federal Power Act Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of "reliability must run" contracts ("RMR Contracts") with certain generation owners, including Geysers, which settlements were also previously approved by the FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the CAISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. Geysers filed an answer to the complaint in November 2001. On June 3, 2005, FERC issued an order dismissing the Buyers Coalition's complaint against all named generation owners, including Geysers. On August 2, 2005, FERC issued an order rejecting requests for rehearing of its order. The proceeding is now concluded at FERC. On September 23, 2005, the Buyers Coalition (with the exclusion of the CAISO) filed a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit, seeking review of FERC's order dismissing the complaint.

15.  Subsequent Events

     On October 6, 2005, the Company completed the sale of its 561-megawatt Ontelaunee Energy Center to LS Power Equity Partners for $225 million, less transaction fees, costs and working capital adjustments of approximately $13.0 million. The Ontelaunee sale is the third of four planned power plant sales announced by the Company in June 2005. Net proceeds from the sale of Ontelaunee will be used in accordance with the Company's indentures. Upon its commitment to a plan of divesture of Ontelaunee and in accordance with SFAS No. 144, the Company recorded an impairment charge of $136.8 million in the three months ended September 30, 2005. The sale of Ontelaunee closed October 6, 2005. This impairment charge is reflected in discontinued operations in the three months ended September 30, 2005. See Note 5 for more information.

     In connection with the sale of Ontelaunee and in accordance with the instruments governing its indebtedness, on October 6, 2005, CCFC LLC commenced offers to purchase its outstanding secured term loans and notes in an amount up to the net proceeds received from the Ontelaunee sale. The offer to purchase term loans expired on October 28, 2005, and the offer to purchase notes expired on November 4, 2005, without any term loans or notes having been tendered for purchase.

     On October 14, 2005, the Company's indirect subsidiary, CCFC LLC, issued $300.0 million of 6-Year Redeemable Preferred Shares Due 2011 at LIBOR plus 950 basis points. Net proceeds from the offering of the Redeemable Preferred Shares will be used as permitted by Calpine's existing bond indentures.

     On October 14, 2005, CCFC LLC repurchased its $150.0 million in Class A Redeemable Preferred Shares due February 13, 2006.

     Repurchased $93.3 million of 8 1/2% Senior Notes due 2008 in October 2005, in open market transactions for cash totaling $55.7 million, plus accrued interest.

Item 2. Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i)
the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions,
(iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operations of new plants, such as failure to obtain the necessary permits to operate, failure of third-party contractors to perform their contractual obligations or failure to obtain project financing on acceptable terms, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) factors that impact the exploitation of our geothermal resource, (xi) uncertainties associated with estimates of geothermal reserves,
(xii) the effects on our business resulting from reduced liquidity in the trading and power generation industry, (xiii) our ability to access the capital markets on attractive terms or at all, (xiv) our ability to successfully implement the various components of our strategic initiative to increase liquidity, reduce debt and reduce operating costs, (xv) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (xvi) implementation of our strategy to expand our third party service businesses and diversify our fuel source,
(xvii) the direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit rating criteria), including increased collateral requirements, refusal by our current or potential counterparties to enter into transactions with us and our inability to obtain credit or capital in desired amounts or on favorable terms, (xviii) present and possible future claims, litigation and enforcement actions, (xix) effects of the application of regulations, including changes in regulations or the interpretation thereof, and (xx) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2004, and our Current Report on Form 8-K filed with the SEC on July 1, 2005. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                               ---------------------------------------------------------------------
                                                                      2005             2004             2005              2004
                                                               ---------------  ---------------   ---------------   ----------------
                                                                                 (In thousands, except pricing data)
Power Plants:
E&S revenues:
  Energy.....................................................  $     1,634,372  $     1,133,557   $     3,430,720   $     2,814,915
  Capacity...................................................          317,754          312,649           840,020           763,234
  Thermal and other..........................................          144,197           98,123           354,338           273,765
                                                               ---------------  ---------------   ---------------   ---------------
  Subtotal...................................................  $     2,096,323  $     1,544,329   $     4,625,078   $     3,851,914
Spread on sales of purchased power (1).......................           69,503           79,355           233,427           135,912
                                                               ---------------  ---------------   ---------------   ---------------
Adjusted E&S revenues before mark-to-market
  activities, net (non-GAAP).................................  $     2,165,826  $     1,623,684   $     4,858,505   $     3,987,826
MWh produced.................................................           28,709           26,604            68,240            64,357
All-in electricity price per MWh generated before
  mark-to-market activities, net.............................  $         75.44  $         61.03   $         71.20   $         61.96
----------

                               (table continues)


(1)  From  hedging,   balancing  and  optimization  activities  related  to  our generating assets.

     Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the three and nine months ended September 30, 2005 and 2004, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                               ---------------------------------------------------------------------
                                                                      2005             2004             2005              2004
                                                               ---------------  ---------------   ---------------   ----------------
Total revenue...............................................   $     3,281,590  $     2,411,733   $     7,526,228   $     6,466,332
Sales of purchased power for hedging and optimization (1)...           413,281          427,737         1,193,537         1,301,585
As a percentage of total revenue............................            12.6%            17.7%             15.9%             20.1%
Sale of purchased gas for hedging and optimization..........           696,850          423,733         1,574,067         1,258,441
As a percentage of total revenue............................            21.2%            17.6%             20.9%             19.5%
Total COR...................................................         3,042,463        2,185,288         7,124,903         6,157,841
Purchased power expense for hedging and optimization (1)....           343,778          348,380           960,110         1,165,674
As a percentage of total COR................................            11.3%            15.9%             13.5%             18.9%
Purchased gas expense for hedging and optimization..........           724,351          429,373         1,623,692         1,243,781
As a percentage of total COR................................            23.8%            19.6%             22.8%             20.2%
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

     The primary reasons for the significant levels of these sales and costs of revenue items include: (a) significant levels of hedging, balancing and optimization activities by our CES risk management organization; (b) volatile markets for electricity and natural gas, which prompt us to frequently adjust our hedge positions by buying power and gas and reselling it; and (c) the accounting requirements under SAB No. 101, "Revenue Recognition in Financial Statements," and EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," under which we show many of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue).

Overview

     Our core business and primary source of revenue is the generation and delivery of electric power in North America. We provide power to our U.S. and Canadian customers through the integrated development, construction or acquisition, and operation of efficient and environmentally friendly electric power plants fueled primarily by natural gas and, to a much lesser degree, by geothermal resources. We protect and enhance the value of our assets with a sophisticated risk management organization. We also protect our power generation assets and control certain of our costs by producing certain of the combustion turbine replacement parts that we use at our power plants, and we generate revenue by providing combustion turbine parts to third parties. Finally, we offer services to third parties to capture value in the skills we have honed in building, commissioning, repairing and operating power plants.

     While we have been able to access the capital and bank credit markets since 2002, it has been on significantly different terms than before 2002. This has been due to a range of factors, including uncertainty arising from the collapse of Enron and a surplus supply of electric generating capacity in certain of our market areas. These factors coupled with an extended period of decreased spark spreads (the differential between power revenues and fuel costs) have adversely impacted our capacity utilization rates, liquidity and earnings. Additionally, natural gas prices have been volatile and, on average, have increased over the last several years. The impact of rising natural gas prices on the Company is discussed below. We recognize that the terms of capital available to us in the future may not be attractive or our access to the capital markets may otherwise be restricted. To protect against this possibility and due to current market conditions, during the past several years we have scaled back our capital expenditure program and have taken other steps to enhance our liquidity, reduce our debt and otherwise conserve our capital resources. See "Capital Availability" in Liquidity and Capital Resources below for a further discussion.

     As part of our efforts to improve our financial strength, we announced a strategic initiative in May 2005 aimed at:

     o Optimizing the value of our core North American power plant portfolio by selling certain power and natural gas assets to reduce debt and lower annual interest cost, and to increase cash flow in future periods. At September 30, 2005, we had completed the sales of Saltend in the United Kingdom, Morris in Illinois and our interest in Grays Ferry in Pennsylvania. Additionally, in October 2005, we completed the sale of Ontelaunee and in July 2005, completed the sale of substantially all of our remaining oil and natural gas assets. We are in discussions with potential buyers for, or are considering, the sale of additional assets. See Notes 8 and 15 of the Notes to Consolidated Condensed Financial Statements for further information on these transactions. There can be no assurance that the Company will be successful in developing such alternative or additional sources of fuel in the near term or otherwise.

     o Taking actions to decrease operating and maintenance costs and lowering fuel costs to improve the operating performance of our power plants, which would boost operating cash flow and liquidity. In addition, to further reduce cost, we have temporarily shut down two power plants with negative cash flow, and are considering others, until market conditions warrant starting back up. See also Note 12 of the Notes to Consolidated Condensed Financial Statements for a discussion of the restructuring of certain of our LTSAs.

     o Reducing collateral requirements. On September 8, 2005, we and Bear Stearns announced an agreement to form a new energy marketing and trading venture to develop a third party customer business focused on physical natural gas and power trading and related structured transactions. Regulatory approval for this new entity was received on October 31, 2005, and it is anticipated that operations will begin in the fourth quarter of 2005. The transaction will include a $350 million credit intermediation agreement between CalBear, a new subsidiary of Bear Stearns, and CES. It is anticipated that this credit intermediation agreement will, among other things, positively impact our working capital position by making possible the return of cash and LCs currently posted as collateral.

     o Reducing total debt, net of new construction financings, by more than $3 billion from debt levels at year-end 2004, which we estimate would provide $275 million of annual interest savings. We continue to advance our May 2005 strategic initiative aimed at optimizing our power plant portfolio, reducing debt and enhancing our financial strength. While we continue to make progress toward our goal of reducing total debt by more than $3 billion by year-end 2005 and achieving an estimated $275 million of annual interest savings, the timing of accomplishing this goal may be delayed into 2006. The cash and other consideration needed to reduce debt by that amount will be a function of the timing of asset sales, our ability to use proceeds of such sales to reduce debt (we are currently involved in various litigations with the holders of certain series of our outstanding secured and unsecured bonds as described in Note 12 of the Notes to Consolidated Condensed Financial Statements), the prices at which we are able to repurchase debt and other factors. At September 30, 2005, total consolidated debt was $17.2 billion, a reduction of $0.9 billion from the $18.1 billion level at March 31, 2005, before the strategic initiative was announced. Excluding the effect of new construction financing of $178.7 million, we have reduced debt by approximately $1.1 billion during this period. However, regardless of whether or not the specific $3 billion debt reduction goal can be achieved by December 31, 2005, we remain committed to achieving that goal as soon as practicable.

     In addition, as noted above, we seek to identify opportunities to capture value in the skills and knowledge that we have developed, not only to improve the operating performance of our facilities but also to develop new sources of revenues by, for example, utilizing our hedging and optimization skills to develop the CalBear business and by expanding our third-party combustion turbine component parts and retail and maintenance services businesses. We are also actively exploring possible alternative sources of natural gas (such as LNG and Alaskan pipeline projects) to increase the natural gas supply in the continental United States, as well as other sources of fuel for our natural gas-fired generation facilities, such as projects to convert pet coke, an oil refinery waste product, into gas suitable for combustion in our gas turbines. There can be no assurance that we will be successful in developing such alternative or additional sources of fuel in the near term or otherwise.

     Other key opportunities and challenges for us include:

     o preserving and enhancing our liquidity while spark spreads are depressed,

     o selectively adding new load-serving entities and power users to our customer list as we increase our power contract portfolio,

     o    continuing  to  add  value  through   prudent  risk   management   and
          optimization activities, and

     o    managing our exposure to volatile natural gas prices.

     The price of natural gas has been volatile over the last several years and has, on average, increased. We are one of the largest gas consumers (if not the largest) in the United States, and therefore, we carefully evaluate and seek to optimally manage our gas position. In markets where gas-fired power generation is "on the margin" (based on the profile of available capacity, incremental electricity generation is likely to be produced by natural gas plants), and the Company has open generation capacity for sale, higher natural gas prices can, and do, produce higher spark spreads for us when dispatched due to our efficient, low heat rate fleet of generation plants. In other situations, the impact of higher gas prices on us is neutral (or potentially positive), such as in cases where we have entered into tolling arrangements or heat rate index contracts with customers. In tolling arrangements, the customer is responsible for buying and delivering natural gas to one of our generating plants, and we receive a tolling payment to convert the customer's natural gas into electricity. In heat rate index contracts, the price for energy produced is priced by multiplying a contractual heat rate times the market fuel price over the contract term. To the extent that the contract heat rate is higher than our actual generation heat rate, we would, and do, realize improved spark spreads from higher natural gas prices. However, in situations where we have sold fixed price power and do not maintain a 100% hedged gas position, higher natural gas prices can, and do, reduce our spark spread to the extent of any short fixed-price gas position. In the third quarter of 2005, following the sale of our remaining oil and gas assets in early July 2005, we were thereafter short fixed-price gas and could remain in a short position for some period of time until the position can be rebalanced.

     In addition, by eliminating the equity gas benefit that we had enjoyed due to the fact that our costs of producing natural gas were significantly lower than natural gas prices in recent years through the sale of our remaining oil and gas assets to Rosetta in July 2005, we expect an increase in the future effective fuel expense (and lower spark spread) for our fleet of gas-fired generating plants. Also, we expect that purchasing additional volumes from third party producers will increase our requirements to post collateral or prepay for gas. However, the negative impacts on spark spread and gross profit (loss) are expected to be offset to some extent by lower interest expense in the future to the extent the proceeds of the sale are able to be used to repay debt. We also expect to use other hedging approaches in managing our natural gas requirements to compensate for the loss of the natural hedge position that equity gas had afforded us. In the past, when we sold fixed price power, we could use our equity gas reserves as a hedge against rising gas prices. Other techniques have included purchase of fixed-for-floating gas price swap contracts, purchasing physical gas on a fixed-price basis, or potentially buying back fixed price power contracts. In the future we will be more reliant on these other techniques, the use of which may be limited by our current credit constraints. From a physical gas purchase perspective, we will be purchasing Rosetta's California production at market prices under industry standard margining provisions. We estimate that our collateral requirements at the date of sale increased by approximately $25 million for a typical payment cycle. From a fixed price gas exposure perspective, we will not have any fixed price hedges in place with Rosetta, so our position will need to be managed with financial swaps and fixed price physical gas purchases. In addition, we may use proceeds of the sale to purchase natural gas assets as permitted by our indentures.

     Overview of Results -- In the third quarter of 2005, generation volume was up 7.9% from the prior year due primarily to four new facilities and one expansion project coming online in the twelve months ended September 30, 2005. Also, spark spread increased by approximately 6% in the same period. Even with the new capacity, our average baseload capacity factor for the three months ended September 30, 2005, was 54.0% compared to 55.4% in the prior year period. Demand was stronger in virtually all of the Company's key markets, except Northern California due to below normal temperatures in September 2005, and market on-peak spark spreads improved significantly in the third quarter of 2005. However, off-peak market spark spreads did not show similar improvements. Also, we estimate that our spark spread margin was reduced in the quarter as a result of being in a short fixed-price gas position following the sale of our remaining oil and gas assets in July 2005. We may be susceptible to diminished spark spreads when natural gas prices rise until we are ablt to rebalance our fixed-price gas position. Further, in the 12 months ended September 30, 2005, average natural gas prices (with Henry Hub delivery) increased by 147% from $4.99 per million BTU to $12.35 per million BTU. While this current price spike is largely attributable to the damage caused by hurricane's Katrina and Rita in August and September 2005, natural gas prices historically had a winter peak in demand due to home heating usage; however, partly as a result of increased use as a fuel for electric power generation, demand is less seasonal and is developing a summer peak in addition to the winter peak.

     Set forth below are the Results of Operations for the three and nine months ended September 30, 2005 and 2004, which reflect reclassifications for discontinued operations. See Note 8 of the Notes to Consolidated Condensed Financial Statements.

Results of Operations

     Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

     (In millions unless indicated otherwise, except for unit pricing information, percentages and MW volumes). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

     Revenue

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Total revenue..............................................................  $    3,281.6  $    2,411.7  $      869.9        36.1%

     The change in total revenue is explained by category below.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Electricity and steam revenue..............................................  $    2,096.3  $    1,544.3  $      552.0        35.7%
Transmission sales revenue.................................................           1.9           4.4          (2.5)      (56.8)%
Sales of purchased power for hedging and optimization......................         413.3         427.7         (14.4)       (3.4)%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing revenue.........................  $    2,511.5  $    1,976.4  $      535.1        27.1%
                                                                             ============  ============  ============

     Electricity and steam revenue increased as we completed the construction and brought into operation four additional baseload power facilities and one expansion project subsequent to September 30, 2004, and realized an increase in our average electric price before the effects of hedging, balancing and optimization, from $58.05/MWh for the three months ended September 30, 2004, to $73.02/MWh for the same period in 2005. Average total megawatts in operation of our consolidated plants increased by 7.8% to 26,126 MW, which was consistent with our increase in total generation of 7.9%. However, average baseload megawatts in operation increased by 8.8% compared to an increase of only 6.1% for baseload generation. The increase in generation, resulting in a drop in our baseload capacity factor dropped to 54.0% in the three months ended September 30, 2005, from 55.4% in the three months ended September 30, 2004. This was primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting oversupply conditions which are expected to gradually improve over the next several years, but which caused us to cycle-off certain of our merchant plants without contracts in off-peak hours.

     We purchase transmission capacity so that power can move from our plants to our customers. Transmission capacity can be purchased on a long term basis and, in many of the markets in which the company operates, can be resold if we do not need it and some other party can use it. If the generation from our plants is less than we anticipated when we purchased the transmission capacity, we can and do realize revenue by selling the unused portion of the transmission capacity.

     We also, in many cases, bill our customers for transmission costs that we incur in serving their accounts. This is especially true in the case of many of our retail contracts. When we bill our customers for transmission expenses incurred on their behalf we recognize these billings as a component of transmission revenue. For the three months ended September 30, 2005 as compared to the same period in 2004 transmission revenues have declined as we have seen a reduction in transmission billings relating our retail customers.

     Sales of purchased power for hedging and optimization decreased in the three months ended September 30, 2005, due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Oil and gas sales..........................................................  $        --   $        2.7  $       (2.7)     (100.0)%
Sales of purchased gas for hedging and optimization........................         696.9         423.7         273.2        64.5%
                                                                             ------------  ------------  ------------
   Total oil and gas production and marketing revenue......................  $      696.9  $      426.4  $      270.5        63.4%
                                                                             ============  ============  ============

     We reclassified our remaining oil and gas operations, which were sold in July 2005, to discontinued operations in the quarter ended June 30, 2005, upon our commitment to a plan of divesture of the component. Activity in prior years relates to minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Sales of purchased gas for hedging and optimization increased during 2005 due primarily to higher liquidation prices of natural gas and a moderate increase in volumes compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Mark-to-market activities, net.............................................  $       40.9  $       (5.2) $       46.1       886.5%

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, These commodity positions represent a small portion of our overall commodity contract position.

     The net gain from mark-to-market activities in the three months ended September 30, 2005, as compared to the same period in 2004 is due primarily to gains on our Deer Park transaction which are recorded on a mark-to-market basis, and gains attributable to gas contracts that lost hedge accounting eligibility for the quarter. In order to qualify for hedge accounting under SFAS No. 133, price movements in the hedge contract and the hedged transaction must move in a manner whereby changes in value of the hedge contract and hedged transaction sufficiently offset. As a result of significant volatility in the gas markets, certain of our gas contracts did not meet these requirements and we recorded approximately $18.3 million in mark-to-market gains that would have otherwise been recorded through other comprehensive income.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other revenue..............................................................  $       32.4  $       14.0  $       18.4       131.4%

     Other revenue increased due primarily to higher revenues at PSM associated with sales of gas turbine components and at TTS for gas turbine maintenance services and the sale of spare turbine parts and components.

     Cost of Revenue

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Cost of revenue............................................................  $    3,042.5  $    2,185.3  $     (857.2)      (39.2)%

     The increase in total cost of revenue is explained by category below.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Plant operating expense....................................................  $      180.3  $      160.0  $      (20.3)      (12.7)%
Transmission purchase expense..............................................          23.1          22.7          (0.4)       (1.8)%
Royalty expense............................................................          10.0           8.3          (1.7)      (20.5)%
Purchased power expense for hedging and optimization.......................         343.8         348.4           4.6         1.3%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing expense.........................  $      557.2  $      539.4  $      (17.8)       (3.3)%
                                                                             ============  ============  ============

     Plant operating expense increased primarily due to four additional baseload power facilities and one expansion project in operation subsequent to September 30, 2004, which was partially offset by lower major maintenance spending versus prior year, largely due to the timing of such work.

     In many cases, we incur transmission costs that result from serving the accounts of our customers. This is especially true in the case of many of our retail contracts. When we incur transmission expenses on behalf of our customers we recognize these amounts as a component of transmission purchase expense. For the three months ended September 30, 2005 as compared to the same period in 2004 transmission purchase expenses have declined as we have seen a reduction in transmission purchases relating to our retail customers.

     Royalty expense increased primarily due to an increase in electric revenues at The Geysers geothermal plants and an increase in contingent purchase price payments to the previous owners of our Texas City and Clear Lake power plants. At The Geysers, royalties are paid mostly as a percentage of geothermal electricity revenues and royalties associated with Texas City and Clear Lake are based on a percentage of gross revenues earned at the plants.

     Purchased power expense for hedging and optimization decreased during the three months ended September 30, 2005, as compared to the same period in 2004 due primarily to a reduction in volumes which wer partially offset by higher prices, as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Oil and gas operating expense..............................................  $        1.4  $        1.8  $        0.4        22.2%
Purchased gas expense for hedging and optimization.........................         724.3         429.4        (294.9)      (68.7)%
                                                                             ------------  ------------  ------------
   Total oil and gas operating and marketing expense.......................  $      725.7  $      431.2  $     (294.5)      (68.3)%
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

     Purchased gas expense for hedging and optimization increased during the three months ended September 30, 2005, due to higher natural gas prices and higher volumes as compared to the same period in 2004.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Fuel expense...............................................................  $    1,567.5  $    1,052.3  $     (515.2)      (49.0)%

     Fuel expense increased during the three months ended September 30, 2005, as compared to the same period in 2004 due primarily to higher natural gas prices and an increase of 7.9% in generation due largely to the addition of four baseload power facilities and one expansion project to our consolidated operating portfolio subsequent to September 30, 2004. Our average fuel expense before the effects of hedging, balancing and optimization increased by 41% from $5.88/MMBtu for the three months ended September 30, 2004 to $8.28/MMBtu for the same period in 2005.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Depreciation, depletion and amortization expense...........................  $      131.0  $      117.4  $      (13.6)      (11.6)%

     Depreciation, depletion and amortization expense increased primarily due to the additional power facilities in consolidated operations subsequent to September 30, 2004.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Operating lease expense....................................................  $       28.8  $       25.8  $       (3.0)      (11.6)%

     Operating lease expense increased from the prior year due to an additional non-cash adjustment, which was necessary due to a revision in our estimated cost to dismantle our Watsonville facility at the end of the lease term in 2010.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other cost of revenue......................................................  $       32.2  $       19.2  $      (13.0)      (67.7)%

     Other cost of revenue increased during the three months ended September 30, 2005, as compared to the same period in 2004, due to increased gas turbine maintenance services activity and spare turbine parts and component sales at TTS and increased gas turbine component sales by PSM.

(Income)/Expenses

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
(Income) loss from unconsolidated investments..............................  $       (5.4) $       11.2  $       16.6       148.2%

     The increase in income was primarily due to an increase in income from the Acadia PP investment (due mostly to lower major maintenance costs and decreased LTSA costs), and the non-recurrence of losses recorded in 2004 from our investment in the AELLC power plant. We ceased to recognize our share of the operating results of AELLC as we began to account for our investment in AELLC using the cost method following loss of effective control when AELLC filed for bankruptcy protection in November 2004. In September 2004 prior to AELLC filing for bankruptcy protection, we recognized our share of an adverse jury award related to a dispute with IP. Our share of that expense was $11.6.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Equipment cancellation and impairment cost.................................  $        0.8  $        7.8  $        7.0        89.7%

     During the three months ended September 30, 2005, equipment cancellation and asset impairment charge decreased by $7.0 as compared to the same period in 2004 primarily as a result of two non-recurring charges we incurred during the third quarter of 2004. During the three months ended September 30, 2004, we incurred a loss of $4.3 recognized in connection with the impairment charge for one HRSG and a loss on the sale of 12 tube bundles in the amount of $3.5.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Long-term service agreement cancellation charge............................  $        0.6  $        4.0  $        3.4        85.0%

     During the three months ended September 30, 2004, we recorded charges of $7.6 related to the cancellation and settlement of four LTSAs with Siemens Westinghouse. During the three months ended September 30, 2005, we retroactively reclassified $3.6 of these charges to discontinued operations due to our commitment to a plan to divest the Ontelaunee Energy Center.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Project development expense................................................  $       10.1  $        3.4  $       (6.7)     (197.1)%

     Project development expense increased by $6.7 during the three months ended September 30, 2005, compared to the same period in 2004 primarily due to an increase of $6.3 in site preservation costs related to projects whose development/construction has been suspended.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Research and development expense...........................................  $        3.3  $        4.0  $        0.7        17.5%

     Research and development expense decreased during the three months ended September 30, 2005, as compared to the same period in 2004 primarily due to the timing of personnel expenses and consulting fees related to new research and development programs and testing at PSM.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Sales, general and administrative expense..................................  $       54.6  $       53.8  $       (0.8)       (1.5)%

     Sales, general and administrative expense increased during the three months ended September 30, 2005, primarily due to an increase in information technology and employee compensation costs offset by decreases in consulting fees and facilities costs.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Interest expense...........................................................  $      381.0  $      285.4  $      (95.6)      (33.5)%

     Interest expense increased primarily as a result of higher average interest rates and lower capitalization of interest expense. Our average interest rate increased from 8.4% for the three months ended September 30, 2004, to 9.4% for the three months ended September 30, 2005, primarily due to the impact of rising U.S. interest rates and their effect on our existing variable rate debt portfolio and higher average interest rates incurred on new debt instruments that were entered into to replace and/or refinance existing debt instruments during 2005. Interest capitalized decreased from $86.7 for the three months ended September 30, 2004, to $36.0 for the three months ended September 30, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects. During the three months ended September 30, 2005, (i) interest expense related to our Senior Notes, contingent convertible notes, and term loans increased by $7.4; (ii) interest expense related to our CalGen subsidiary increased $11.4; (iii) interest expense related to our construction/project financing increased by $17.3; (iv) interest expense related to our CCFC I subsidiary increased by $3.8; and (v) interest expense related to preferred interests increased by $12.2 primarily due to the June 2005 closing of the $15.5 offering of redeemable preferred securities by our indirect subsidiary, Metcalf, the August 2005 closing of the $150 offering of redeemable preferred securities by our indirect subsidiary, CCFC LLC, the October 2004 closing of the $360 offering of redeemable preferred securities by our indirect subsidiary, Calpine Jersey I, and the $260 offering on January 31, 2005, of redeemable preferred securities by our indirect subsidiary, Calpine Jersey II (the Calpine Jersey I and Calpine Jersey II securities were repurchased with proceeds from the sale of Saltend in July 2005). These interest cost increases are partially offset by a decrease of $15.6 in interest expense on the convertible debentures payable to the Calpine Capital Trusts, which have been redeemed.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Interest (income)..........................................................  $      (26.6) $      (17.0) $        9.6        56.5%

     Interest (income) increased during the three months ended September 30, 2005, due primarily to higher interest earned on margin deposits and collateral posted to secure letters of credit and due to higher interest rates.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Minority interest expense..................................................  $       11.0  $       10.0  $       (1.0)      (10.0)%

     Minority interest expense increased during the three months ended September 30, 2005, as compared to the same period in 2004 primarily due to an increase in income at CPLP, which is 70% owned by CPIF. The variance is largely due to an increase in steam revenue at the Island Cogen plant which was driven by higher gas prices; the price of gas is a component of the steam revenue calculation.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
(Income) from repurchase of debt...........................................  $      (15.5) $     (167.2) $     (151.7)      (90.7)%

     The decrease in income from repurchase of debt is due to considerably higher volumes of Senior Notes repurchased during the three months ended September 30, 2004, compared to the same period in 2005. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other expense (income), net................................................  $       50.3  $       22.4  $      (27.9)     (124.6)%

     Other expense increased for the three months ended September 30, 2005, compared to the same period in 2004, primarily due to a $31.5 increase in non-cash foreign currency transaction losses. See the "foreign currency transaction gain (loss)" discussion within "Financial Market Risks" for further information.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Provision (benefit) for income taxes.......................................  $       17.5  $      (20.3) $      (37.8)     (186.2)%

     During the three months ended September 30, 2005, our tax provision increased by $37.8 as compared to the benefit in the three months ended September 30, 2004, despite the fact that our pre-tax loss increased $233.5 in 2005. The effective tax rate increased to (7.8)% in 2005 compared to (237.6)% in the same period in 2004 largely due to a valuation allowance recorded on certain deferred tax assets associated with CCFC which had the effect of reducing the tax benefit on our pre-tax loss by approximately $143.4. The tax rates on continuing operations for the three months ended September 30, 2004, have been restated to reflect the reclassification to discontinued operations of certain tax expense related to the sale of oil and gas reserves, Saltend, and the Morris and Ontelaunee power plants. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further information.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Discontinued operations, net of tax provision..............................  $       25.7  $      112.2  $      (86.5)      (77.1)%

     During the three months ended September 30, 2005, discontinued operations activity primarily consisted of the pre-tax gain on the sale of Saltend of $26.3 and the pre-tax gain on the sale of substantially all of our remaining oil and gas assets of $342.8; both dispositions closed in July 2005. Offsetting these gains is a pre-tax impairment charge of $136.8 related to the pending sale of Ontelaunee, which met the discontinued operations criterion as of September 30, 2005 under SFAS No. 144. On a pre-tax basis, we recorded income from discontinued operations for the three months ended September 30, 2005 of $196.3. Our effective tax rate on discontinued operations for the three months ended September 30, 2005, however, was 86.9% due primarily to a large tax return gain on the sale of Saltend and, as a consequence, our after-tax gain from discontinued operations was only $25.7. Discontinued operations for the three months ended September 30, 2004, consisted primarily of a pre-tax gain from the sale of our Canadian and U.S. Rocky Mountain oil and gas assets of $203.5. On a net of tax basis, income from discontinued operations for the three months ended September 30, 2004, was $112.2, based on an effective tax rate of 47.7%.

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Net income (loss)..........................................................  $     (216.7) $      141.1  $     (357.8)     (253.6)%

     For the three months ended September 30, 2005, we reported revenue of $3.3 billion, representing an increase of 36% over the same period in the prior year. Including the discontinued operations discussed below, we recorded a net loss per share of $0.45, or a net loss of $216.7, compared to net income per share of $0.32, or net income of $141.1, for the same quarter in the prior year.

     For the three months ended September 30, 2005, our average capacity in operation for consolidated projects in continuing operations increased by 7.8% to 26,126 megawatts. Generation volume was up 7.9% from the prior year as we generated approximately 28.7 million megawatt-hours, which equated to a baseload capacity factor of 54.0%, and realized an average spark spread of $20.74 per megawatt-hour. For the same period in 2004, we generated 26.6 million megawatt-hours, which equated to a baseload capacity factor of 55.4%, and realized an average spark spread of $21.15 per megawatt-hour.

     Gross profit increased by $12.7 to $239.1 in the three months ended September 30, 2005, compared to the same period in the prior year as total spark spread margin increased by $32.7 period-to-period. We estimate that our spark spread margin was reduced in the quarter as a result of being in a short fixed-price gas position following the sale of our oil and gas assets. Our overall short fixed-price gas position makes us susceptible to diminished spark spreads when natural gas prices rise and will continue to do so until our position is rebalanced. Total spark spread margin did not increase in line with the increases in plant operating expense, depreciation, other cost of revenue items and interest expense.

     During the three months ended September 30, 2005, financial results were positively impacted by $15.5 of income recorded from repurchase of debt, but this was lower by $151.6 than the gain recorded from repurchase of debt in the comparable period in 2004. Costs to cancel equipment orders and long-term service agreements totaled $1.3 in 2005, compared to $11.8 in the prior year, and income from unconsolidated investments was also favorable, by $16.6 versus the prior year, primarily because we recorded $11.6 of loss in the comparable period of 2004 associated with an unfavorable jury award at AELLC. However, in the third quarter of 2005, we recorded $6.7 higher project development expense compared to the prior year due mostly to higher preservation costs at suspended projects, and interest expense increased by $95.6 between periods primarily due to lower capitalization of interest expense, as fewer plants were in active construction, and due to an increase in the average interest rate.

     Other expense of $50.3 for the three months ended September 30, 2005 was unfavorable by $27.9, compared to other expense of $22.4 for the three months ended September 30, 2004 due to an increase of $31.5 in non-cash foreign currency transaction losses.

     In the three months ended September 30, 2005 we recorded a pre-tax gain from discontinued operations of $196.3. However, our effective tax rate on discontinued operations was 86.9% due primarily to a large tax return gain on the sale of Saltend and, as a consequence, our after-tax gain from discontinued operations was only $25.7. Income from discontinued operations included gains on the sale of our remaining oil and gas assets and Saltend , both of which closed in July 2005, and an impairment charge associated with Ontelaunee, which was classified as held for sale at September 30, 2005 and closed in October 2005. Discontinued operations also includes the operating results until the respective sales dates for those entities and the Morris power plant, for which we recorded an impairment charge in the second quarter of 2005 and which was sold in the third quarter of 2005. For the three months ended September 30, 2004, we recorded a net after-tax gain of $112.2 million in discontinued operations from the sales of our Canadian and U. S. Rocky Mountain oil and gas assets.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

     (In millions unless indicated otherwise, except for unit pricing information, percentages and MW volumes). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.

Revenue

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Total revenue..............................................................  $    7,526.2  $    6,466.3  $    1,059.9        16.4%

     The change in total revenue is explained by category below.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Electricity and steam revenue..............................................  $    4,625.1  $    3,851.9  $      773.2        20.1%
Transmission sales revenue.................................................           8.8          14.2          (5.4)      (38.0)%
Sales of purchased power for hedging and optimization......................       1,193.5       1,301.6        (108.1)       (8.3)%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing revenue.........................  $    5,827.4  $    5,167.7  $      659.7        12.8%
                                                                             ============  ============  ============

     Electricity and steam revenue increased as we completed construction and brought into operation four new baseload power plants and one expansion project completed subsequent to September 30, 2004, and realized an increase in our average electric price before the effects of hedging, balancing and optimization, from $ 59.85/ MWh for the nine months ended September 30, 2004, to $ 67.78/ MWh for the same period in 2005. Average megawatts in operation of our consolidated plants increased by 13.2% to 25,079 MW while generation increased by 6.0%, resulting in a drop in our baseload capacity factor to 45.9% in the nine months ended September 30, 2005, from 50.1% in the nine months ended September 30, 2004. This was primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas reflecting oversupply conditions which are expected to gradually improve over the next several years, but which caused us to cycle-off certain of our merchant plants without contracts in off-peak hours.

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

     Sales of purchased power for hedging and optimization decreased in the nine months ended September 30, 2005, due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Oil and gas sales..........................................................  $        --    $        4.7  $       (4.7)     (100.0)%
Sales of purchased gas for hedging and optimization........................       1,574.1       1,258.4         315.7        25.1%
                                                                             ------------  ------------  ------------
   Total oil and gas production and marketing revenue......................  $    1,574.1  $    1,263.1  $      311.0        24.6%
                                                                             ============  ============  ============

     We reclassified our remaining oil and gas operations, which were sold in July 2005, to discontinued operations in the nine months ended September 30, 2005. Activity in prior years relates to minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Sales of purchased gas for hedging and optimization increased during 2005 due primarily to significantly higher natural gas prices and volumes compared to the same period in 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Mark-to-market activities, net.............................................  $       40.2  $      (15.3) $       55.5       362.7%

     Mark-to-market activities, which are shown on a net basis, result from general market price movements against our open commodity derivative positions, These commodity positions represent a small portion of our overall commodity contract position.

     The net gain from mark-to-market activities in the nine months ended September 30, 2005, as compared to the same period in 2004 is due primarily to gains on our Deer Park transaction which are recorded on a mark-to-market basis, and gains attributable to gas contracts that lost hedge accounting eligibility for the quarter. In order to qualify for hedge accounting under SFAS No. 133, price movements in the hedge contract and the hedged transaction must move in a manner whereby changes in value of the hedge contract and hedged transaction sufficiently offset. As a result of significant volatility in the gas markets, certain of our gas contracts did not meet these requirements and we recorded approximately $18.3 million in mark-to-market gains that would have otherwise been recorded through other comprehensive income.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other revenue..............................................................  $       84.6  $       50.8  $       33.8        66.5%

     Other revenue increased due primarily to higher revenues at PSM associated with sales of gas turbine components and at TTS for gas turbine maintenance services and spare turbine parts and component sales.

Cost of Revenue

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Cost of revenue............................................................  $    7,124.9  $    6,157.8  $     (967.1)      (15.7)%

     The increase in total cost of revenue is explained by category below.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Plant operating expense....................................................  $      555.4  $      522.2  $      (33.2)       (6.4)%
Transmission purchase expense..............................................          63.8          53.8         (10.0)      (18.6)%
Royalty expense............................................................          28.3          21.1          (7.2)      (34.1)%
Purchased power expense for hedging and optimization.......................         960.1       1,165.7         205.6        17.6%
                                                                             ------------  ------------  ------------
   Total electric generation and marketing expense.........................  $    1,607.6  $    1,762.8  $      155.2          8.8%
                                                                             ============  ============  ===========

     Plant operating expense increased primarily due to four additional baseload power facilities and one expansion project that achieved commercial operation subsequent to September 30, 2004 and the timing of regular maintenance activities, partially offset by a decrease in major maintenance spending, which was also affected by timing differences versus prior year.

     In many cases, we incur transmission costs that result from serving the accounts of our customers. This is especially true in the case of many of our retail contracts. When we incur transmission expenses on behalf of our customers we recognize these amounts as a component of transmission purchase expense. For the nine months ended September 30, 2005 as compared to the same period in 2004 transmission purchase expenses have declined as we have seen a reduction in transmission purchases relating to our retail customers.

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

     Purchased power expense for hedging and optimization decreased during the nine months ended September 30, 2005, as compared to the same period in 2004 due primarily to lower volumes which were partially offset by higher prices, as compared to the same period in 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Oil and gas operating expense..............................................  $        4.3  $        5.8  $        1.5        25.9%
Purchased gas expense for hedging and optimization.........................       1,623.7       1,243.8        (379.9)      (30.5)%
                                                                             ------------  ------------  ------------
   Total oil and gas operating and marketing expense.......................  $    1,628.0  $    1,249.6  $     (378.4)      (30.3)%
                                                                             ============  ============  ============

     We reclassified our remaining oil and gas operations, which were sold in July 2005, to discontinued operations in the nine months ended September 30, 2005. Remaining activity in continuing operations relates primarily to gas pipeline activities which were not sold and activity in prior years also includes the results of minor assets sold in prior years that did not meet the criteria for reclassification to discontinued operations at the time of sale. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

     Purchased gas expense for hedging and optimization increased during the nine months ended September 30, 2005, due to significantly higher natural gas prices and higher volumes as compared to the same period in 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Fuel expense...............................................................  $    3,336.2  $    2,671.9  $     (664.3)      (24.9)%

     Fuel expense increased during the nine months ended September 30, 2005, as compared to the same period in 2004 due primarily to higher natural gas prices and an increase of 6.0% in generation due largely to the addition of four additional baseload power facilities and one expansion project to our consolidated operating portfolio subsequent to September 30, 2004. Our average fuel expense before the effects of hedging, balancing and optimization increased by 23% from $6.01/MMBtu for the nine months ended September 30, 2004 to $7.39/MMBtu for the same period in 2005.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Depreciation, depletion and amortization expense...........................  $      371.3  $      324.9  $      (46.4)      (14.3)%

     Depreciation, depletion and amortization expense increased primarily due to the five additional power facilities in consolidated operations subsequent to September 30, 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Operating lease expense....................................................  $       79.1  $       80.6  $        1.5         1.9%

     Operating lease expense decreased from the prior year due to the restructuring of the King City lease in May 2004. After the restructuring we began to account for the King City lease as a capital lease. As a result, we stopped incurring operating lease expense at that facility and instead began to incur depreciation and interest expense. Partially offsetting this decrease was an increase in operating lease expense due to upward revisions in our estimated dismantlement costs at our Watsonville facility at the end of the lease term in 2010.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other cost of revenue......................................................  $      102.5  $       68.2  $      (34.3)      (50.3)%

     Other cost of revenue increased during the nine months ended September 30, 2005, as compared to the same period in 2004, due primarily to higher volumes of parts sales at PSM and TTS and high volumes of services work and spare turbine parts and component sales at TTS.

(Income)/Expenses

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
(Income) loss from unconsolidated investments..............................  $      (14.6) $       12.2  $       26.8       219.7%

     The increase in income was primarily due to an increase in income from the Acadia PP investment (mostly due to lower major maintenance costs), and the non-recurrence of losses recorded in 2004 from our investment in the AELLC power plant. We ceased to recognize our share of the operating results of AELLC as we began to account for our investment in AELLC using the cost method following loss of effective control when AELLC filed for bankruptcy protection in November 2004. In September 2004, we recognized our share of AELLC's adverse jury verdict related to a dispute with International Paper of approximately $11.6.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Equipment cancellation and impairment cost.................................  $        0.7  $       10.2  $        9.5        93.1%

     During the nine months ended September 30, 2005, equipment cancellation and asset impairment charge decreased by $9.5 as compared to the same period in 2004 primarily as a result of three non-recurring charges we incurred during 2004. During the nine months ended September 30, 2004, we incurred $2.3 in connection with the termination of a purchase contract for HRSG components, $4.3 in connection with the impairment charge for one HRSG and a loss on the sale of 12 tube bundles in the amount of $3.5.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Long-term service agreement cancellation charge............................  $       34.4  $        4.0  $      (30.4)     (760.0)%

     During the nine months ended September 30, 2005, we recorded charges of $33.8 related to the cancellation of nine LTSAs with GE as part of a restructuring of our service relationship. Additionally, we revised our previous estimate and recorded an additional $0.6 in charges related to previously cancelled LTSAs with Siemens Westinghouse.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Project development expense................................................  $       71.6  $       15.1  $      (56.5)     (374.2)%

     Project development expense increased by $56.5 during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to a charge of $44.8 to write off three projects in suspended development and $12.3 in site preservation costs related to four projects whose development/construction has been suspended.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Research and development expense...........................................  $       15.5  $       12.9  $       (2.6)      (20.2)%

     Research and development expense increased during the nine months ended September 30, 2005, as compared to the same period in 2004 primarily due to increased personnel expense, and consulting fees related to new research and development programs and testing at PSM.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Sales, general and administrative expense..................................  $      176.3  $      156.0  $      (20.3)      (13.0)%

     Sales, general and administrative expense increased during the nine months ended September 30, 2005, primarily due to an increase in legal fees and the reclassification of $7.2 to discontinued operations in the nine months ended

September 30, 2004, related to the sale of the Canadian oil and gas reserves. Also contributing to the increase, although to a lesser extent, was additional amortization related to tenant improvements and personnel costs.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Interest expense...........................................................  $    1,027.4  $      791.2  $     (236.2)      (29.9)%

Interest expense increased primarily as a result of higher average interest rates and lower capitalization of interest expense. Our average interest rate increased from 8.4% for the nine months ended September 30, 2004, to 9.7% for the nine months ended September 30, 2005, primarily due to the impact of rising U.S. interest rates and their effect on our existing variable rate debt portfolio and higher average interest rates incurred on new debt instruments that were entered into to replace and/or refinance existing debt instruments during 2005. Interest capitalized decreased from $296.9 for the nine months ended September 30, 2004, to $169.1 for the nine months ended September 30, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects. We expect that the amount of interest capitalized will continue to decrease in future periods as our plants in construction are completed. During the nine months ended September 30, 2005,
(i) interest expense related to our Senior Notes, contingent convertible notes, and term loans increased by $26.1; (ii) interest expense related to our CalGen subsidiary increased $36.2; (iii) interest expense related to our construction/project financing increased by $48.2; (iv) interest expense related to our CCFC I subsidiary increased by $9.4; and (v) interest expense related to preferred interests increased by $46.1 primarily due to the October 2004 closing of the $360 offering of redeemable preferred securities by our indirect subsidiary, Calpine Jersey I, and the $260 offering on January 31, 2005, of redeemable preferred securities by our indirect subsidiary, Calpine Jersey II (the Calpine Jersey I and Calpine Jersey II securities were repurchased with proceeds from the sale of Saltend in July 2005). The $155 offering of redeemable preferred securities by our indirect subsidiary, Metcalf, and the $150 offering of redeemable preferred securities by our indirect subsidiary, CCFC LLC. These increases in interest expense are partially offset by the decrease in interest expense of $33.3 related to the convertible debentures payable to the Calpine Capital Trusts, which have been redeemed.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Interest (income)..........................................................  $      (57.4) $      (38.0) $       19.4        51.1%

     Interest (income) increased during the nine months ended September 30, 2005, due primarily to higher interest earned on margin deposits and collateral posted to secure letters of credit and due to higher interest rates.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Minority interest expense..................................................  $       31.8  $       23.1  $       (8.7)      (37.7)%

     Minority interest expense increased during the nine months ended September 30, 2005, as compared to the same period in 2004 primarily due to an increase in income at CPLP, which is 70% owned by CPIF. The variance is largely due to an increase in availability at the Island Cogen plant in 2005 as a result of non-recurrence of major maintenance work performed during 2004.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
(Income) from repurchase of debt...........................................  $     (166.5) $     (170.5) $       (4.0)       (2.3)%

     The decrease in income from repurchase of debt is due to considerably higher volumes (approximately $356.2) of Senior Notes repurchased during the nine months ended September 30, 2004, versus 263.5in the same period in 2005. The decrease was partially offset by higher discounts associated with repurchases in the nine months ended September 30, 2005 compared to the same period in 2004. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Other expense (income), net................................................  $       71.4  $     (168.9) $     (240.3)     (142.3)%

     Other expense increased $240.3 for the nine months ended September 30, 2005, compared to a gain in the same period in 2004, primarily due to non-recurring gains in the nine months ended September 30, 2004 of $171.5 related to the restructuring and sale of power purchase agreements for two of our New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs. Also contributing to the unfavorable variance was an impairment charge of $18.5 in 2005 related to our investment in Grays Ferry, $11.4 of additional legal reserves provided for in 2005 compared to 2004, $8.4 of higher letter of credit fees in 2005 compared to 2004 and the write-off of $5.9 of unamortized deferred financing costs in connection with the refinancing of our Metcalf facility's project debt in 2005. Finally, during the nine months ended September 30, 2005, non-cash foreign currency transaction losses were higher than the same period in 2004 by $10.7. See the "foreign currency transaction gain (loss)" discussion within "Financial Market Risks" for further information.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Benefit for income taxes...................................................  $     (167.9) $     (144.3) $       23.6         16.4%

     During the nine months ended September 30, 2005, our tax benefit increased as compared to the nine months ended September 30, 2004 as our pre-tax loss increased in 2005 by approximately $450.5. The effective tax rate decreased to 21.3% in 2005 compared to 42.6% in the same period in 2004. The favorable variance of $23.6 was relatively moderate despite the significant increase in our pre-tax loss largely due to a reserve recorded on certain deferred tax assets associated with CCFC which had the effect of reducing the tax benefit on tour pre-tax loss by approximately $143.4 million. The tax rates on continuing operations for the nine months ended September 30, 2004, have been restated to reflect the reclassification to discontinued operations of certain tax expense related to the sale of oil and gas reserves, Saltend, and the Morris and Ontelaunee power plants. See Note 8 of the Notes to Consolidated Condensed Financial Statements for more information.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Discontinued operations, net of tax........................................  $      (62.4) $      235.7  $     (298.1)     (126.5)%

     During the nine months ended September 30, 2005, discontinued operations activity primarily consisted of the pre-tax gain on the sale of Saltend of $23.7 and the pre-tax gain on the sale of substantially all of our remaining oil and gas assets of $340.2; both dispositions closed in July 2005. Offsetting these gains are two pre-tax impairment charges of $106.2 and $136.8, related to the sale of Morris and the pending sale of Ontelaunee, respectively; Ontelaunee met the discontinued operations criterion as of September 30, 2005, under SFAS No. 144 and was written down to the estimated sales price, less transaction costs. On a pre-tax basis, we recorded income from discontinued operations for the nine months ended September 30, 2005 of $75.2. However, our effective tax rate on discontinued operations for the three months ended September 30, 2005 was 183.0% due primarily to a large tax return gain on the sale of Saltend and, as a consequence, we recognized an after-tax loss from discontinued operations of $62.4. Discontinued operations for the nine months ended September 30, 2004 consisted primarily of a pre-tax gain from the sale of our Canadian and U.S. Rocky Mountain oil and gas assets of $203.5, and a pre-tax gain from the sale of the Lost Pines I Power project of $35.3 as well as operating income from Lost Pines I, Saltend and our Canadian and U.S. oil and gas operations. Operating income from Saltend and the oil and gas assets were considerably higher for the nine months ended September 30, 2004 compared to the same period in 2005 primarily due to the inclusion of the Canadian and U.S. Rocky Mountain income within 2004 results and significant foreign currency transaction losses at Saltend in 2005 related to a foreign currency exposure which did not exist during the nine months ended September 30, 2004. On a net of tax basis, income from discontinued operations for the nine months ended September 30, 2004 was $235.7, based on an effective tax rate of 28.1%.

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                  2005          2004        $ Change      % Change
                                                                             ------------- ------------- ------------- -------------
Net income (loss)..........................................................  $     (683.9) $       41.2  $     (725.1)   (1,760.0)%

     For the nine months ended September 30, 2005, we reported revenue of $7.5 billion, representing an increase of 16.4% over the same period in the prior year. Including the discontinued operations discussed below, we recorded a net loss per share of $1.49, or a net loss of $683.9, compared to net income per share of $0.10, or net income of $41.2, for the same period in the prior year.

     For the nine months ended September 30, 2005, our average capacity in operation for consolidated projects in continuing operations increased by 13.2% to 25,079 megawatts. Generation volume was up 6.0% from the prior year as we generated approximately 68.2 million megawatt-hours, which equated to a baseload capacity factor of 45.9%, and realized an average spark spread of $22.16 per megawatt-hour. For the same period in 2004, we generated 64.4 million megawatt-hours, which equated to a baseload capacity factor of 50.1%, and realized an average spark spread of $20.45 per megawatt-hour.

     Gross profit increased by $92.8, or 30.1%, to $401.3 in the nine months ended September 30, 2005, compared to the same period in the prior year, as total spark spread increased by $196.1 period-to-period. However, spark spread did not increase in line with the increases in plant operating expense, net transmission purchase expense, depreciation, and interest expense.

     During the nine months ended September 30, 2005, financial results were positively impacted by $166.5 of income recorded from repurchase of debt (compared to $170.5 in the same period of 2004) and negatively impacted by $34.4 in long-term service agreement cancellation charges. In addition, we recorded $44.8 in project development expense due to the write-off of three projects in suspended development and $12.3 in project development expense on preservation costs for suspended projects. Interest expense increased $236.1 between periods primarily due to an increase in the average interest rate and lower capitalization of interest expense as fewer plants were in active construction.

     Other expense was $71.4 for the nine months ended September 30, 2005, compared to other income of $168.9 for the nine months ended September 30, 2004. The net expense for the nine months ended September 30, 2005, was due mainly to an impairment charge of $18.5 related to the sale of our interest in Grays Ferry in July 2005, $18.3 of non-cash foreign currency transactions losses related to inter-company transactions (versus $7.6 in the prior year), $16.6 in letter of credit fees (versus $8.4 in the prior year) and higher legal reserves. Other income for the nine months ended September 30, 2004, included approximately $171 in pre-tax gains from the restructuring and sale of power purchase agreements for two of the company's New Jersey plants, net of transaction costs and the write-off of unamortized deferred financing costs.

     In the nine months ended September 30, 2005 we recorded a pre-tax gain from discontinued operations of $75.2. However, our year-to-date effective tax rate on discontinued operations was 183% due primarily to a large tax return gain on the sale of Saltend and, as a consequence, we incurred an after-tax loss from discontinued operations of $62.4. Discontinued operations included gains on the sale of our remaining oil and gas assets and Saltend , both of which closed in July 2005, and an impairment charge associated with the pending sale of Ontelaunee , which was classified as held for sale at September 30, 2005 and closed in October 2005. Discontinued operations also includes the operating results until the respective sales dates for those entities and the Morris power plant, for which we recorded an impairment charge in accordance with SFAS No. 144 in the second quarter of 2005, and which was sold in the third quarter of 2005. For the nine months ended September 30, 2004, we recorded a net gain in discontinued operations of $235.7 from the sales of our Canadian and U. S. Rocky Mountain oil and gas assets and the Lost Pines 1 Power Project.

Liquidity and Capital Resources

     Our business is capital intensive. Our ability to capitalize on growth opportunities and to service the debt we incurred in order to construct and operate our current fleet of power plants is dependent on the continued availability of capital. The availability of such capital in today's environment remains uncertain. To date, we have obtained cash from our operations; borrowings under credit facilities; issuances of debt, equity, preferred securities and convertible and contingent convertible notes; proceeds from sale/leaseback transactions; sale or partial sale of certain assets; prepayments received for power sales; contract monetizations; and project financings. We have utilized this cash to fund operations, service, repay or refinance debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support hedging, balancing, optimization and trading activities, and meet other cash and liquidity needs.

     Consistent with our strategic initiative announced in May 2005, we expect to rely to a greater extent than in the past on asset sales to reduce debt and related interest expense and to improve our liquidity position.

Transactions completed in the three months ended September 30, 2005:

     o Issued $150.0 million of Class A Redeemable Preferred Shares due 2006, through our indirect subsidiary, CCFC LLC, which is an indirect parent of CCFC I, which owns a portfolio of six operating natural gas-fired power plants (not including Ontelaunee, which met the held for sale criteria as of September 30, 2005) with the generation capacity of more than 3,600 megawatts. The Redeemable Preferred Shares bear an initial dividend rate of LIBOR plus 950 basis points and were redeemable in whole or in part at any time by CCFC LLC at par plus accrued dividends. The Redeemable Preferred Shares were repurchased in full on October 14, 2005.

     o Completed the sale of substantially all of our remaining domestic oil and gas exploration and production properties and assets for $1.05 billion, less adjustments, transaction fees and expenses, and less approximately $75 million to reflect the value of certain oil and gas properties for which we were unable to obtain consents to assignment prior to closing. Certain of the consents have been received subsequent to September 30, 2005, and we expect to receive the remaining consents by December 31, 2005. As further discussed in Note 12 of the Notes to Consolidated Condensed Financial Statements, the Company initiated a lawsuit seeking access to blocked proceeds from the sale.

     o Completed the sale of Saltend, a 1,200-MW power plant in Hull, England, generating total gross proceeds of $862.9 million. Of this amount, approximately $647.1 million was used to redeem the $360.0 million Two-Year Redeemable Preferred Shares issued by our Calpine Jersey I subsidiary on October 26, 2004, and the $260.0 million Redeemable Preferred Shares issued by our Calpine Jersey II subsidiary on January 31, 2005, including interest and termination fees of $16.3 million and $10.8 million, respectively. As described further in Note 12 of the Notes to Consolidated Condensed Financial Statements, certain bondholders filed a lawsuit concerning the use of the proceeds remaining from the sale of Saltend. As discussed in Note 12, certain bondholders initiated a lawsuit concerning the use of the proceeds remaining from the sale of Saltend.

     o Completed the sale of our Inland Empire Energy Center development project to GE, for approximately $30.9 million. The project will be financed, owned and operated by GE and will be used to launch GE's most advanced gas turbine technology, the "H System (TM)." The Company will manage plant construction, market the plant's output, and manage its fuel requirements. The Company has an option to purchase the facility in years seven through fifteen following the commercial operation date and GE can require the Company to purchase the facility for a limited period of time in the fifteenth year, all subject to satisfaction of various terms and conditions. If the Company purchases the facility under the call or put, GE will continue to provide critical plant maintenance services throughout the remaining estimated useful life of the facility. Because of continuing involvement related to the purchase option and put, the Company deferred the gain of approximately $10 million until the call or put option is either exercised or expires.

     o Completed the sale of our 50% interest in the 175-MW Grays Ferry power plant for gross proceeds of $37.4 million. We recorded an impairment charge of $18.5 million related to our interest in the quarter ended June 30, 2005.

     o Completed the sale of our 156-MW Morris power plant for approximately $84.5 million. In the three months ended June 30, 2005, we recorded a $106.2 million impairment charge related to our commitment to a plan of divesture of this facility, which was subsequently reclassified to discontinued operations in the three months ended September 30, 2005, upon completion of the sale.

     o Repurchased approximately $138.9 million of our First Priority Notes pursuant to a tender offer. Following the completion of the tender offer, we now have approximately $641.5 million aggregate principal amount of First Priority Notes outstanding.

     o Announced a 15-year Master Products and Services Agreement with GE, which is expected to lower operating costs in the future. As a result of nine GE LTSA cancellations, we recorded $33.3 million in charges in the quarter ended June 30, 2005.

     o Signed an agreement with Siemens-Westinghouse to restructure the long-term relationship, which we expect will provide us additional flexibility to self-perform maintenance work in the future.

     CalBear Transaction. On September 7, 2005, we and CES entered into a Master Transaction Agreement with Bear Stearns pursuant to which we agreed to create a new energy marketing and trading venture with Bear Stearns. At the closing of the transactions contemplated by the Master Transaction Agreement, our indirect, wholly owned subsidiary CMSC, and Bear Stearns' wholly owned subsidiary CalBear, will also become parties. Pursuant to the terms of the Master Transaction
Agreement, upon closing, we and our affiliates, on the one hand, and Bear Stearns and its affiliates, on the other hand, will each refer certain trades and third party service transactions to CalBear. This referral obligation does not include any transaction that could be serviced by, used by, hedge cash flow from or otherwise optimize the results or flexibility of the assets of the referring entity. Bear Stearns has agreed to provide CalBear with all funds and collateral necessary for CalBear to perform its obligations under certain agreements and to provide certain other financial support to CalBear.

     The closing is subject to certain conditions, including the execution and delivery of certain agreements, including an Agency and Services Agreement by and among CMSC and CalBear, pursuant to which CMSC will act as CalBear's exclusive agent for gas and power trading; a Trading Master Agreement by and among CES, CMSC and CalBear, pursuant to which CalBear will execute credit enhancement trades on behalf of CES; and an ISDA Master Agreement, Schedule, and applicable annexes between CES and CalBear to effectuate the credit enhancement trades. Pursuant to the Agency and Services Agreement, CSMC will earn service fees (a portion of which will be held in reserve during the term of the Agency and Services Agreement) equal to 50% of CalBear's profits, which fees (including the reserve) are subject to a requirement to return based on losses at CalBear, up to 50% of such losses. We received FERC approval on October 31, 2005.

     The Master Transaction Agreement and the agreements entered into thereunder will terminate on November 30, 2006 unless both we and Bear Stearns affirm the continuation of the Master Transaction Agreement upon 90 days' advance notice to the other, and will terminate at the end of each calendar quarter thereafter unless extended by both parties. In addition, both we and Bear Stearns may terminate the Master Transaction Agreement voluntarily upon 90 days' advance written notice and for specified causes. In addition, none of the parties will enter into a venture that substantially replicates the transactions contemplated by the Master Transaction Agreement during its term and for a period of up to two years after its termination, depending upon the reason for the termination.

Transactions completed subsequent to September 30, 2005 (See Note 15 of the Notes to Consolidated Condensed Financial Statements for more information):

     o Completed the sale of our 561-MW Ontelaunee power plant for $225.0 million, less transaction costs and working capital adjustments of approximately $13.0 million. The Company recorded an impairment charge of $136.8 million as of September 30, 2005, is reflected in discontinued operations. The sale of Ontelaunee closed October 6, 2005. See Notes 5 and 8 of the Notes to Consolidated Condensed Financial Statements for more information. CCFC I made offers to purchase its outstanding debt with the proceeds of the Ontelaunee sale in accordance with the instruments governing such debt. The offers have expired, and none of the holders of such debt elected to have their debt repurchased.

     o Received funding for CCFC LLC's $300.0 million offering of 6-year Redeemable Preferred Shares 2011.

     o Repurchased the CCFC LLC $150.0 million Class A Redeemable Preferred Shares due 2006.

     While we have recognized a pre-tax gain overall on asset sales completed during the three and nine months ended September 30, 2005, we have recognized significant impairment charges or losses with respect to certain asset sales, including the sale of the Morris facility, as well as the sale of the Ontelaunee facility in October 2005. We are considering the sale of additional assets in connection with our strategic initiative program, and it is possible that some or all of the additional asset sales contemplated could lead to material impairment charges or losses upon sale.

     As a result of transactions subsequent to March 31, 2005, we have lowered our total debt at September 30, 2005, by approximately $0.9 billion to $17.2 billion. Excluding the effect of new construction financing of $178.7 million, the Company has reduced debt by approximately $1.1 billion in this six month period.

Debt repurchases and redemptions during the three months ended September 30, 2005:

     During the three months ended September 30, 2005, we repurchased Senior Notes in open market transactions totaling $263.5 million in principal amount. For cash of $233.9 million plus accrued interest, we repurchased the Senior Notes as follows (in thousands):

Senior Notes                                                                                           Principal       Cash Payment
------------                                                                                      ----------------- ---------------
8 1/4% due 2005.................................................................................           4,000.0           3,985.0
10 1/2 % due 2006...............................................................................          10,005.0           9,671.0
7 5/8% due 2006.................................................................................           8,051.0           7,648.4
8 3/4% due 2007.................................................................................           2,000.0           1,570.0
7 7/8% due 2008.................................................................................  $       53,500.0  $       39,598.8
8 1/2% due 2008.................................................................................          41,000.0           3,900.0
7 3/4% due 2009.................................................................................           6,000.0          28,632.5
9 5/8% due 2014.................................................................................         138,895.0         138,895.0
                                                                                                  ----------------  ----------------
   Total repurchases............................................................................  $      263,451.0  $      233,900.7
                                                                                                  ================  ================

     For the three months ended September 30, 2005, we recorded an aggregate pre-tax gain of $23.6 million on the above repurchases after the write-off of unamortized deferred financing costs, legal fees, and unamortized discounts. In addition, we redeemed and extinguished HIGH TIDES III for a pre-tax loss of $8.0 million after the write-off of unamortized deferred financing costs, legal fees and unamortized discounts.

     The sale of assets to reduce debt and lower annual interest costs is expected to materially lower our revenues, spark spread and gross profit (loss) in the near term and possibly longer. The final mix of assets actually sold will determine the degree of impact on operating results. While lowering debt, the accomplishment of the strategic initiative program, in and of itself, will likely not lead to improvement in certain measures of interest and principal coverage without significant improvement in market conditions. The amount of offsetting future interest savings will be a function of the principal amount of debt retired, and the interest rate born by such debt, and the amount that we will spend to reduce debt will depend on the market price of such debt and other factors. The final net future earnings impact of the initiatives is still uncertain. Our ability to use the proceeds from asset sales is generally subject to restrictions in our indentures (see Note 7 to the Consolidated Condensed Financial Statements). Further, as discussed above and in Note 12 of the Notes to Consolidated Condensed Financial Statements, we have experienced certain legal challenges to our intended use of proceeds from certain asset sales, and such challenges could affect the timing or ultimate use of such proceeds.

     Capital Availability -- While we have been able to access the capital and bank credit markets since 2002, it has been on significantly different terms than before 2002. In particular, our senior working capital facilities and term loan financings entered into, and the majority of our debt securities offered and sold by us have been secured by certain of our assets and subsidiary equity interests. We have also provided security to support our prepaid commodity transactions and, as our credit ratings have been downgraded, we have been required to post cash collateral to support our hedging, balancing and optimization activities. In the aggregate, the average interest rate on our new debt instruments, especially on recent issuances of subsidiary preferred stock and or debt incurred to refinance existing debt, has been higher. The terms of capital available to us now and in the future may not be attractive to us or our access to capital markets may otherwise become restricted. The timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control. In addition, we are currently involved in various litigations with the holders of certain series of our outstanding secured and unsecured bonds as described in
Note 12 of the Notes to Consolidated Condensed Financial Statements. The outcome of these litigations is uncertain, and if, as a result of these litigations, the Company's access to the proceeds of asset sales continues to be restricted, or the Company is required to restore proceeds of asset sales that have previously been utilized by the Company, it could have a material adverse effect on the Company and its liquidity.

     Satisfying the obligations under our outstanding indebtedness, and funding anticipated capital expenditures and working capital requirements for the next twelve months and potentially thereafter, presents us with several challenges as our cash requirements are expected to exceed the sum of our cash on hand permitted to be used to satisfy such requirements and cash from operations. Accordingly, we have in place a strategic initiative, discussed above, which includes several components including possible sales or monetizations of certain of our assets. Whether we will have sufficient liquidity will depend, in part, on the success of that program. No assurance can be given that it will be successful. If it is not successful, additional asset sales, refinancings, monetizations and other actions beyond those included in the strategic initiative would likely need to be made or taken, depending on market conditions. Our ability to reduce debt will also depend on our ability to repurchase debt securities through open market and other transactions, and the principal amount of debt we are able to repurchase will be contingent upon market prices and other factors, including the ultimate outcome of disputes related to our intended use of the proceeds of certain asset sales (see Note 12 of the Notes to Consolidated Condensed Financial Statements for more information). Even if our strategic initiative program is successful, there can be no assurance that we will be able to continue work on our projects in development and suspended construction that have not been successfully project financed, and we could possibly incur substantial impairment losses as a result. Even if the strategic initiative is successful, until there are significant sustained improvements in spark spreads, we expect that we will not have sufficient cash flow from operations to repay all of our indebtedness at maturity or to fund our other liquidity needs. We expect that we will need to extend or refinance all or a portion of our indebtedness on or before maturity. While we currently believe that we will be successful in repaying, extending or refinancing all of our indebtedness on or before maturity, we cannot assure you that we will be able to do so on attractive terms, or at all. For further discussion of this see the risk factors in our 2004 Form 10-K and our Current Report on Form 8-K filed with the SEC on July 1, 2005.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                  ----------------------------------
                                                                                                       2005                2004
                                                                                                  --------------      --------------
                                                                                                              (In thousands)
Beginning cash and cash equivalents............................................................   $      718,023      $     954,827
Net cash provided by (used in):
  Operating activities.........................................................................         (407,973)           229,870
  Investing activities.........................................................................          822,689           (381,934)
  Financing activities.........................................................................         (308,971)           633,703
  Effect of exchange rates changes on cash and cash equivalents................................              741             14,377
  Change in discontinued operations cash classified as current assets held for sale............           18,627              7,694
                                                                                                  --------------      --------------
  Net increase in cash and cash equivalents....................................................          125,113            503,710
                                                                                                  --------------      --------------
Ending cash and cash equivalents...............................................................   $      843,136      $    1,458,537
                                                                                                  ==============      ==============

     Operating activities for the nine months ended September 30, 2005, used net cash of $408.0 million, as compared to providing $229.9 million for the same period in 2004. In the first nine months of 2005 there was a $205.2 million use of funds from net changes in operating assets and liabilities comprised of an increase in accounts receivable of $416.5 million and an increase in net margin deposits posted to support CES contracting activity of $24.1 million. This was offset by an increase in accounts payable of $212.1 million and a decrease in inventory of $20.0 million. The significant increase in accounts receivable period over period was primarily due to the significant increase in power prices during the three-month period ended September 30, 2005, and to a lesser extent, an increase in megawatt hours sold (due to additional generation capacity) from September 30, 2004 to September 30, 2005.

     In the first nine months of 2004, operating cash flows benefited from the receipt of $100.6 million from the termination of power purchase agreements for two of our New Jersey power plants and $16.4 million from the restructuring of a long-term gas supply contract. We had an $11.3 million use of funds from net changes in operating assets and liabilities, including an increase of $104.8 million in accounts receivable, partially offset by an increase of $218.9 million in accounts payable and a $14.1 million decrease in net margin deposits posted to support CES contracting activity.

     Investing activities for the nine months ended September 30, 2005, provided net cash of $822.7 million, as compared to using $381.9 million in the same period of 2004. Capital expenditures, including capitalized interest, for the completion of our power facilities decreased from $1,184.4 million in 2004 to

$675.7 million in 2005 as there were fewer projects under construction. Investing activities in 2005 reflected the receipt of $897.6 million from the sale of our oil and natural gas assets, $843.1 million from the sale of our Saltend power plant in the UK, $84.5 million from the sale of our Morris facility, $30.4 million from the sale of our Inland Empire development project and $36.9 million from the sale of our investment in the Grays Ferry power plant. Additionally, investing activities in 2005 reflect the receipt of $132.5 million from the disposition of our investment in High Tides III, offset by a $559.9 million increase in restricted cash, including $401.7 million from the proceeds of the sale of our oil and gas assets, which is the subject of a lawsuit. See Note 12 in the Notes to Consolidated Condensed Financial Statements for more information regarding this matter. Investing activities in 2004 reflect the receipt of $148.6 million from the sale of our 50% interest in the Lost Pines I Power Plant, $626.6 million from the sale of our Canadian oil and gas reserves, $219.1 million from the sale of our U.S. Rocky Mountain oil and gas reserves, together with the proceeds from the sale of a subsidiary holding power purchase agreements for two of our New Jersey power plants, offset by the purchase of the Brazos Valley power plant, the remaining 50% interest in the Aries power plant, and the remaining 20% interest in Calpine Cogen. Also, we used $111.6 million to purchase a portion of High Tides III and invested $124.2 million in restricted cash during the nine month period of 2004

     Financing activities for the nine months ended September 30, 2005, used $309.0 million, as compared to providing $633.7 million in 2004. We continued our refinancing program in the first nine months of 2005 by raising $260.0, $155.0 and $150.0 million (which was repurchased on October 14, 2005) from preferred securities offerings by Calpine Jersey II, Metcalf and CCFC LLC, respectively, $650.0 million from the 2015 Convertible Notes offering, $621.0 million from various project financings and $290.6 million from a prepaid commodity derivative contract at our Deer Park facility. We continued our debt reduction program by using $353.3 million to repay notes payable and project financing debt, $628.5 million to repay preferred security offerings (including the Calpine Jersey II mentioned above) in addition to using $821.3 million to repay or repurchase Senior Notes and $517.5 million to repay High Tides III. Additionally, we incurred $89.3 million in financing and transaction costs.

     Working Capital -- At September 30, 2005, we had working capital of $520.8 million which increased approximately $242.7 million from December 31, 2004. The increase was primarily due to increases of $494.6 million, $513.4 million, and $379.5 million in accounts receivable, restricted cash, and current derivative assets, respectively, offset by increases of $212.1 million, $249.4 million and $618.1 million in accounts payable, Senior Notes, current portion and current derivative liabilities, respectively, from December 31, 2004, to September 30, 2005. The increase in accounts receivable period over the period was primarily due to the significant increase in power prices during the three-month period ended September 30, 2005, and to a lesser extent, an increase in megawatt hours sold (due to additional generating capacity). Restricted cash increased primarily due to the addition of $607.5 in remaining net proceeds from the sale of Saltend and our remaining oil and gas assets in July 2005. Our current derivative assets and liabilities increased significantly primarily as a result of significantly higher electricity and natural gas prices at the end of the third quarter in 2005. Cash flow used in operating activities during the nine-month period ended September 30, 2005, was $408.0 million and is expected to continue to be negative at least for the near term and possibly longer. On September 30, 2005, our cash and cash equivalents on hand totaled $843.1 million. The current portion of restricted cash totaled $1,106.7 million. See
Note 2 for more information on our cash and cash equivalents and restricted cash.

     Counterparties and Customers -- Our customer and supplier base is concentrated within the energy industry. Additionally, we have exposure to trends within the energy industry, including declines in the creditworthiness of our marketing counterparties.

     Currently, multiple companies within the energy industry have below investment grade credit ratings and certain have sought bankruptcy protection or reorganization. However, we do not currently have any significant exposures to counterparties that are not paying on a current basis.

     Letter of Credit Facilities -- At September 30, 2005 and December 31, 2004, we had approximately $592.1 million and $596.1 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities. Of the total letters of credit outstanding, $194.4 million and $233.3 million, respectively, were issued under the cash collateralized letter of credit facility at September 30, 2005 and December 31, 2004, respectively.

     Commodity Margin Deposits and Other Credit Support -- As of September 30, 2005 and December 31, 2004, to support commodity transactions we had deposited net amounts of $273.0 million and $248.9 million, respectively, in cash as margin deposits with third parties, and we made gas and power prepayments of $78.9 million, and $78.0 million, respectively, and had letters of credit outstanding of $181.1 million and $115.9 million, respectively. Since December 31, 2004, such amounts have increased as commodity prices have risen. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase or decrease based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in the market.

     Unrestricted Subsidiaries -- The information in this paragraph is required to be provided under the terms of the Second Priority Secured Debt Instruments. We have designated certain of our subsidiaries as "unrestricted subsidiaries" under the Second Priority Secured Debt Instruments. A subsidiary with "unrestricted" status thereunder generally is not required to comply with the covenants contained therein that are applicable to "restricted subsidiaries." We have designated Calpine Gilroy 1, Inc., Calpine Gilroy 2, Inc. and Calpine Gilroy Cogen, L.P. as "unrestricted subsidiaries" for purposes of the Second
Priority Secured Debt Instruments. The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at September 30, 2005, and selected income statement information for the nine months ended September 30, 2005 (in thousands):

                                                                   Calpine
                                                                 Corporation
                                                               and Restricted    Unrestricted
                                                                Subsidiaries     Subsidiaries      Eliminations          Total
                                                              ---------------  ---------------   ---------------   ----------------
Assets......................................................  $    26,888,675  $       429,183   $      (229,621)  $    27,088,237
                                                              ===============  ===============   ===============   ===============
Liabilities.................................................  $    22,708,923  $       246,149   $            --   $    22,955,072
                                                              ===============  ===============   ================  ===============
Total revenue...............................................  $     7,522,915  $         9,781   $        (6,468)  $     7,526,228
Total cost of revenue.......................................       (7,117,986)         (16,305)            9,388        (7,124,903)
Interest income.............................................           49,947           12,706            (5,236)           57,417
Interest expense............................................       (1,017,659)          (9,723)               --        (1,027,382)
Other.......................................................         (116,371)           1,132                --          (115,239)
                                                              ---------------  ---------------   ----------------  ---------------
  Net income................................................  $      (679,154) $        (2,409)  $        (2,316)  $      (683,879)
                                                              ===============  ===============   ===============   ===============

     Bankruptcy-Remote Subsidiaries -- Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and its other subsidiaries. At September 30, 2005 these entities included: CCFC LLC, Metcalf LLC, Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, PCF, PCF III, CNEM, Calpine Northbrook Energy Marketing Holdings, LLC, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy I, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), and Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine DP, LLC and Deer Park.

     Indenture and Debt and Lease Covenant Compliance -- Certain of our indentures place conditions on our ability to issue indebtedness if our interest coverage ratio (as defined in those indentures) is below 2:1. Currently, our interest coverage ratio (as so defined) is below 2:1 and, consequently, we generally would not be allowed to issue new debt, except for (i) certain types of new indebtedness that refinances or replaces existing indebtedness, and (ii) non-recourse debt and preferred equity interests issued by our subsidiaries for purposes of financing certain types of capital expenditures, including plant development, construction and acquisition expenses. In addition, if and so long as our interest coverage ratio is below 2:1, our ability to invest in unrestricted subsidiaries and non-subsidiary affiliates and make certain other types of restricted payments will be limited. Moreover, certain of our indentures will prohibit any further investments in non-subsidiary affiliates if and for so long as our interest coverage ratio (as defined therein) is below 1.75:1 and, as of September 30, 2005, such interest coverage ratio was below 1.75:1. We currently do not expect this limitation on our ability to make investments in non-subsidiary affiliates to have a material impact on our business.

     Certain of the Company's indebtedness issued in the last half of 2004 was incurred in reliance on provisions in certain of its existing indentures pursuant to which the Company is able to incur indebtedness if, after giving effect to the incurrence and the repayment of other indebtedness with the proceeds there from, the Company's interest coverage ratio (as defined in those indentures) is greater than 2:1. In order to satisfy the interest coverage ratio requirement in connection with such issuances, the proceeds thereof was required to be used to repurchase or redeem other existing indebtedness. As previously reported in the Company's 2004 10-K and its Quarterly Reports on Form 10-Q for the first two quarters of 2005, the Company completed a substantial portion of such repurchases during the fourth quarter of 2004 and the first six months of 2005. The Company completed the required repurchases, spending approximately

$248.4 million in the third quarter of 2005 to repurchase debt, and has now fully satisfied this requirement. The amount we were required to spend exceeded our estimate of $184.0 million because the required principal amount of debt was repurchased at prices higher than originally anticipated.

     When the Company or one of its subsidiaries sells a significant asset or issues preferred equity, the Company's indentures generally require that the net proceeds of the transaction be used to make capital expenditures, to acquire permitted assets or capital stock, or to repurchase or repay indebtedness, in each case within 365 days of the closing date of the transaction. To the extent that $50 million or more of such net proceeds are not so used, the Company is required under the terms of its secured debt instruments to make an offer to purchase its outstanding senior secured indebtedness up to the amount of the unused net proceeds. This general requirement contains certain customary exceptions, and, in the case of certain assets defined as "designated assets" under some of the Company's indentures, including the gas portion of the Company's oil and gas assets sold in July 2005, there are additional provisions discussed further below that apply to the use of the proceeds of a sale of those assets. In light of these requirements, and after taking into account the amount of capital expenditures currently budgeted for the remainder of 2005 and forecasted for 2006, the Company anticipates that, in the fourth quarter of 2005 and the first three quarters of 2006, it will need to use approximately $195.5 million and $668.5 million, respectively, of the net proceeds from four series of preferred equity issued by subsidiaries of the Company and three asset sale transactions, all completed prior to September 30, 2005, to repurchase or repay indebtedness or acquire assets or capital stock. The Company has, subsequent to September 30, 2005, fulfilled the portion of this obligation as required to be completed in the fourth quarter of 2005. Accordingly, assuming that the Company would fulfill the remaining obligations by repurchasing indebtedness, an aggregate amount of approximately $714.0 million of Senior notes and terms loans, net of current portion, and $150.0 million of Preferred interest, net of current portion, related to this use of remaining net proceeds requirement has been classified as Senior Notes, current portion, and Preferred interest, current portion, respectively, on the Company's Consolidated Condensed Balance Sheet as of September 30, 2005. The actual amount of the net proceeds that will be required to be used to repurchase or repay debt will depend, among other things, upon the actual amount of the net proceeds that is used to make capital expenditures or acquire other assets or capital stock, which may be more or less than the amount currently budgeted and/or forecasted. This amount includes $207.5 million of the net proceeds of the sale of Saltend. As described further in Note 12 of the Notes to Consolidated Condensed Financial Statements, certain bondholders filed a lawsuit concerning the use of the proceeds from the sale of Saltend. In connection with that lawsuit, the Company is prohibited from repatriating this amount due to an order of the Court in that matter requiring such proceeds to be held at or in the control of CCRC. To the extent repatriation of such net proceeds is ultimately permitted, the repatriated net proceeds will be applied pursuant to the use of proceeds provisions of the Company's indentures described herein as if the sale of Saltend had occurred on the date of repatriation.

     In addition, the net proceeds from an issuance of preferred equity and an asset sale completed after September 30, 2005 will similarly be subject to such use of proceeds provisions of the Company's indentures, and the Company anticipates that, on the basis described above (after considering capital expenditures), an additional $452.1 million will need to be used to make capital expenditures, to acquire other assets or capital stock, or to repurchase indebtedness, as applicable, within 365 days of the consummation of the applicable transaction.

     As noted above, our remaining oil and gas assets were sold on July 7, 2005, with the gas component of such sale constituting "designated assets" under certain of our indentures. These indentures require us to make an offer to purchase our First Priority Notes with the net proceeds of a sale of designated assets not otherwise applied in accordance with the other permitted uses under such indentures and, to the extent any proceeds (above $50.0 million remain thereafter, to make an offer to purchase its second priority senior secured debt. Accordingly, we made an offer to purchase the First Priority Notes in June 2005. On July 12, 2005, we purchased, with proceeds of the sale of the gas assets, all of the approximately $138.9 million in principal amount of the First Priority Notes tendered in connection with the offer to purchase. Having completed the tender offer, we have used approximately $308.2 million of the $708.5 million of the remaining net proceeds arising from the sale of our gas assets to acquire natural gas and/or geothermal energy assets permitted to be acquired under such indentures. However, there can be no assurance that we would be successful in identifying or acquiring any additional such assets on acceptable terms or at all. If we do not, within 180 days of receipt of the net proceeds from the sale of our gas assets, use all of the remaining net proceeds to acquire such such assets, and/or to repurchase or repay (through open market or privately-negotiated transactions, tender offers or otherwise) any or all of the approximately $641.5 million aggregate principal amount of First Priority Notes remaining outstanding after consummation of the offer to purchase described above (either of which actions we may, but are not required, to take), then we will, to the extent that the remaining net proceeds from the sale exceed $50 million, be required under the terms of our Second Priority Secured Debt instruments to make an offer to purchase our outstanding second priority senior secured indebtedness, of which $3.7 billion is outstanding, up to the amount of the remaining net proceeds. However, as described further in Note 12, on September 26, 2005, the Company filed a lawsuit seeking acces to blocked proceeds remaing from this sale of designated assets. If the Company does not ultimately prevail in this lawsuit, particularly if the Company is compelled to return previously withdrawn amounts to the gas sale proceeds account as more fully described in Note 12 of the Notes to Consolidated Condensed Financial Statements, it could have a material adverse effect on the Company and its liquidity.

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

     In connection with the sale/leaseback transaction of Calpine Monterey Cogeneration, Inc., we have not fully complied with covenants pertaining to amendments to gas and power purchase agreements and the requirements to provide a detailed accounting report, which noncompliance is technically an event of default. We are in the process of addressing this by seeking a consent and waiver.

     Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their cash flow to service our indebtedness, including our ability to pay the interest on and principal of our Senior Notes. However, as also described in our 2004 Form 10-K, first quarter 10-Q, second quarter 10-Q, and Current Report on Form 8-K filed with the SEC on July 1, 2005, and Current Report on Form 8-K filed with the SEC on October 17, 2005, cash flow from operations is currently insufficient to meet in full our cash, liquidity and refinancing obligations for the year, so we presently also depend in part upon the success of our strategic initiative program in order to fully service our debt. In addition, financing agreements covering a substantial portion of the indebtedness of our subsidiaries and other affiliates restrict their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the payment of their obligations, including their outstanding debt, operating expenses, lease payments and reserves.

     Effective Tax Rate -- For the three months ended September 30, 2005, the effective rate from continuing operations increased to (7.8)% as compared to (237.6)% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, and 2004, the effective tax rate was 21.3% and 42.6%, respectively. The tax rates on continuing operations for the three and nine months ended September 30, 2005, were adversely affected due to a valuation allowance recorded against certain NOL deferred tax assets associated with CCFC LLC in the amount of approximately $143.4 million. The variance in the effective tax rate for the three months ended September 30, 2005 compared to the same period in 2004 was significantly impacted by the nominal absolute dollar amount of our pre-tax income (loss) in each period. For the three months ended September 30, 2004, our pre-tax income from continuing operations was $8.6 million. Therefore, due to the near break-even absolute value of this amount, the tax benefit for the period translated into a high tax rate percentage, even though the benefit was only $20.3 million. Conversely, for the three months ended September 30, 2005, our pre-tax loss from continuing operations was $224.9 million and the tax provision for the period was $17.5 million. Excluding the effects of the valuation allowance associated with CCFC LLC, we would have recognized a tax benefit of $125.9 million for the three months ended September 30, 2005 resulting in an effective tax rate of 56.0%. While this tax benefit (excluding the effects of CCFC LLC) was $105.6 million higher than the tax benefit recognized for the three months ended September 30, 2004, the effective tax rate was significantly higher for the three months ended September 30, 2004 due to the nominal absolute value of pre-tax income from continuing operations. Also, the tax rates on continuing operations for the three and nine months ended September 30, 2004, have been restated in accordance with FIN 18, "Accounting for Income Taxes in Interim Periods - an Interpretation of APB Opinion No. 28," as amended, to reflect the effects of classifying the sale of the Company's Canadian and U.S. Rocky Mountain oil and gas assets, and the Saltend, Morris and Ontelaunee power plants. See Note 8 of the Notes to Consolidated Condensed

Financial Statements for more information on discontinued operations. This effective tax rate on continuing operations is based on the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

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

     Effective Tax Rate -- For the three months ended September 30, 2005, the effective rate from continuing operations increased to (7.8)% as compared to (237.6)% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, and 2004, the effective tax rate was 21.3% and 42.6%, respectively. The tax rates on continuing operations for the three and nine months ended September 30, 2005, were adversely affected due to a valuation allowance recorded against certain NOL deferred tax assets associated with CCFC LLC in the amount of approximately $143.4 million. The variance in the effective tax rate for the three months ended September 30, 2005 compared to the same period in 2004 was significantly impacted by the nominal absolute dollar amount of our pre-tax income (loss) in each period. For the three months ended September 30, 2004, our pre-tax income from continuing operations was $8.6 million. Therefore, due to the near break-even absolute value of this amount, the tax benefit for the period translated into a high tax rate percentage, even though the benefit was only $20.3 million. Conversely, for the three months ended September 30, 2005, pre-tax loss from continuing operations was $224.9 million and the tax provision for the period was only $17.5 million. Excluding the effects of the valuation allowance associated with CCFC LLC, we would have recognized a tax benefit of $125.9 million for the three months ended September 30, 2005 resulting in an effective tax rate of 56.0%. While this tax benefit (excluding the effects of CCFC LLC) was $105.6 million higher than the tax benefit recognized for the three months ended September 30, 2004, the effective tax rate was significantly higher for the three months ended September 30, 2004 due to the nominal absolute value of pre-tax income from continuing operations. Also, the tax rates on continuing operations for the three and nine months ended September 30, 2004, have been restated in accordance with FIN 18, "Accounting for Income Taxes in Interim Periods - an Interpretation of APB Opinion No. 28," as amended, to reflect the effects of classifying the sale of the Company's Canadian and U.S. Rocky Mountain oil and gas assets, and the Saltend, Morris and Ontelaunee power plants as discontinued operations due to our commitment to a plan of divesture in the second quarter of 2005. See Note 8 for more information. This effective tax rate on continuing operations is based on the consideration of estimated year-end earnings in estimating the quarterly effective rate, the effect of permanent non-taxable items and establishment of valuation allowances on certain deferred tax assets.

     We own a 32.3% interest in AELLC. AELLC owns the 136-MW Androscoggin Energy Center located in Maine. On November 3, 2004, a jury verdict was rendered against AELLC in a breach of contract dispute with IP. See Note 12 of the Notes to Consolidated Condensed Financial Statements for more information about this legal proceeding. We recorded our $11.6 million share of the award amount in the third quarter of 2004. On November 26, 2004, AELLC filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy, we lost significant influence and control of the project and have adopted the cost method of accounting for our investment in AELLC. Also, in December 2004, we determined that our investment in AELLC was impaired and recorded a $5.0 million impairment reserve. On April 12, 2005, AELLC sold three fixed-price gas contracts to Merrill Lynch Commodities Canada, ULC, and used a portion of the proceeds to pay down its remaining construction debt. As of September 30, 2005, the facility had third-party debt outstanding of $3.1 million. See Note 12 of the Notes to Consolidated Condensed Financial Statements for an update on this investment.

     Credit Considerations -- On May 9, 2005, Standard & Poor's lowered its corporate credit rating on Calpine Corporation to B- from B. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by one notch, with a few exceptions.

     On May 12, 2005, Moody's Investor Service lowered its senior implied issuer rating on Calpine Corporation to B3 from B2. The outlook remains negative. In addition, the ratings on Calpine's debt and the ratings on the debt of its subsidiaries were also lowered by two notches, with a few exceptions.

     On November 4, 2005, following the announcement of our third quarter 2005 results of operation release on November 3, 2005, Fitch Ratings downgraded its ratings on our senior unsecured notes to CCC- from CCC+. Calpine Canada Energy Finance ULC bonds were also downgraded to CCC- from CCC+ (all with negative outlook). Our second priority notes were downgraded to B from BB-, while first priority notes were reduced to B- from B+. This downgrade is not expected to materially impact our operations.

     Credit rating downgrades have had a negative impact on our liquidity by reducing attractive financing opportunities and increasing the amount of collateral required by trading counterparties. Any future credit rating downgrades could have similar effects on our liquidity.

     Capital Spending -- See Note 5 of the Notes to Consolidated Condensed Financial Statements for a discussion of our development and construction projects at September 30, 2005

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

     o Total deliveries of power. We both generate power that we sell to third parties and purchase power for sale to third parties in HBO transactions. The former sales are recorded as electricity and steam revenue and the latter sales are recorded as sales of purchased power for hedging and optimization. The volumes in MWh for each are key indicators of our respective levels of generation and HBO activity and the sum of the two, our total deliveries of power, is relevant because there are occasions where we can either generate or purchase power to fulfill contractual sales commitments. Prospectively, beginning October 1, 2003, in accordance with EITF 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133 and Not `Held for Trading Purposes' As Defined in EITF Issue No. 02-3: `Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,' certain sales of purchased power for hedging and optimization are shown net of purchased power expense for hedging and optimization in our consolidated statement of operations. Accordingly, we have also netted HBO volumes on the same basis as of October 1, 2003, in the table below.

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

     o Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, the spread on sales of purchased power for hedging, balancing, and optimization activity and generating revenue recorded in mark-to-market activities, net, by (b) total generated MWh in the period.

     o Average cost of natural gas expressed in dollars per millions of Btu's of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per millions of Btu's of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of inter-company gas pipeline charges, which is eliminated in consolidation), the spread on sales of purchased gas for hedging, balancing, and optimization activity and fuel expense related to generation recorded in mark-to-market activities, net by (b) the heat content in millions of Btu's of the fuel we consumed in our power plants for the period.

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

     The table below presents, the operating performance metrics discussed above.

                                                                    Three Months Ended September 30, Nine Months Ended September 30,
                                                                    -------------------------------- -------------------------------
                                                                          2005            2004            2005           2004
                                                                      -------------   -------------   -------------  --------------
                                                                                              (In thousands)
Operating Performance Metrics:
  Total deliveries of power:
    MWh generated..................................................          28,709          26,604          68,240         64,357
    HBO and trading MWh sold.......................................          11,643          13,395          36,072         39,157
                                                                      -------------   -------------   -------------  -------------
    MWh delivered..................................................          40,352          39,999         104,312        103,514
                                                                      =============   =============   =============  =============
  Average availability.............................................              97%             98%             92%            93%
  Average baseload capacity factor:
    Average total consolidated gross MW in operation...............          26,126          24,230          25,079         22,146
    Less: Average MW of pure peakers...............................           2,965           2,951           2,965          2,951
                                                                      -------------   -------------   -------------  -------------
    Average baseload MW in operation...............................          23,161          21,279          22,114         19,195
    Hours in the period............................................           2,208           2,208           6,552          6,576
    Potential baseload generation..................................          51,139          46,984         144,891        126,226
    Actual total generation........................................          28,709          26,604          68,240         64,357
    Less: Actual pure peakers' generation..........................           1,069             557           1,668          1,130
                                                                      -------------   -------------   -------------  -------------
    Actual baseload generation.....................................          27,640          26,047          66,572         63,227
    Average baseload capacity factor...............................            54.0%           55.4%           45.9%          50.1%
  Average heat rate for gas-fired power plants (excluding peakers)
   (Btu's/KWh):
    Not steam adjusted.............................................           8,050           8,276           8,346          8,292
    Steam adjusted.................................................           7,171           7,178           7,202          7,208
  Average all-in realized electric price:
    Electricity and steam revenue..................................   $   2,096,323   $   1,544,329   $   4,625,078  $   3,851,914
    Spread on sales of purchased power for hedging and optimization          69,503          79,355         233,427        135,912
                                                                      -------------   -------------   -------------  -------------
    Electricity and steam revenue before mark-to-market
     activities, net (in thousands)................................   $   2,165,826   $   1,623,684   $   4,858,505  $   3,987,826
    Electricity and steam revenue related to power generating
     in mark-to-market activities, net.............................          82,583               --         157,096              --
                                                                      -------------   --------------   -------------  --------------
    Adjusted electricity and steam revenue (in thousands)..........   $   2,248,409   $   1,623,684   $   5,015,601  $   3,987,826
    MWh generated (in thousands)...................................          28,709          26,604          68,240         64,357
    Average all-in realized electric price per MWh.................   $       78.32   $       61.03   $       73.50  $       61.96
  Average cost of natural gas:
    Fuel expense (in thousands)....................................   $   1,567,504   $   1,052,309   $   3,336,248  $   2,671,860
    Gas pipeline charge elimination (1)............................           1,803           3,118           6,738         14,509
    Spread on sales of purchased gas for hedging and optimization..          27,501           5,640          49,625        (14,660)
    Fuel expense related to power generation in
     mark-to-market activities, net................................          56,301               --         110,790              --
                                                                      -------------   --------------   -------------  --------------
    Adjusted fuel expense..........................................   $   1,653,109   $   1,061,067   $   3,503,401  $   2,671,709
    MMBtu of fuel consumed by generating plants (in thousands).....         189,321         178,868         451,480        444,460
    Average cost of natural gas per MMBtu..........................   $        8.73   $        5.93   $        7.76  $        6.01
    MWh generated (in thousands)...................................          28,709          26,604          68,240         64,357
    Average cost of adjusted fuel expense per MWh..................   $       57.58   $       39.88   $       51.34  $       41.51
  Average spark spread:
    Adjusted electricity and steam revenue (in thousands)..........   $   2,248,409   $   1,623,684   $   5,015,601  $   3,987,826
    Less: Adjusted fuel expense (in thousands).....................       1,653,109       1,061,067       3,503,401      2,671,709
                                                                      -------------   -------------   -------------  -------------
    Spark spread (in thousands)....................................   $     595,300   $     562,617   $   1,512,200  $   1,316,117
    MWh generated (in thousands)...................................          28,709          26,604          68,240         64,357
    Average spark spread per MWh...................................   $       20.74   $       21.15   $       22.16  $       20.45

                               (table continues)











                                                                    Three Months Ended September 30, Nine Months Ended September 30,
                                                                    -------------------------------- -------------------------------
                                                                          2005            2004            2005           2004
                                                                      -------------   -------------   -------------  --------------
                                                                                              (In thousands)
 Average POX per normalized MWh
   (for comparison purposes we also include POX per actual MWh):
    Average total consolidated gross MW in operations..............          26,126          24,230          25,079         22,146
    Hours in the period............................................           2,208           2,208           6,552          6,576
    Total potential MWh............................................          57,686          53,500         164,318        145,632
    Normalized MWh (at 70% capacity factor)........................          40,380          37,450         115,022        101,942
    Plant operating expense (POX)..................................   $     180,336   $     159,957   $     555,433  $     522,237
    POX per normalized MWh.........................................   $        4.47   $        4.27   $        4.83  $        5.12
    Actual MWh generated (in thousands)............................          28,709          26,604          68,240         64,357
                                                                      -------------   -------------   -------------  -------------
    POX per actual MWh.............................................   $        6.28   $        6.01   $        8.14  $        8.11
                                                                      -------------   -------------   -------------  -------------
------------

     (1) In prior year periods, "gas pipeline charges" also included some small amounts for fuel charges related to gas assets since sold but not reclassified to discontinued operations.

     The  table  below  provides  additional  detail  of  total   mark-to-market
activity. For the three and nine months ended September 30, 2005 and 2004, mark-to-market activities, net consisted of (dollars in thousands):

                                                                    Three Months Ended September 30, Nine Months Ended September 30,
                                                                    -------------------------------- -------------------------------
                                                                          2005            2004            2005           2004
                                                                      -------------   -------------   -------------  --------------
Realized:
  Power activity
    "Trading Activity" as defined in EITF No. 02-03................   $     120,455   $       9,412   $     202,939  $      39,258
    Other mark-to-market activity (1)..............................            (946)           (434)         (9,607)        (6,378)
                                                                      -------------   -------------   -------------  -------------
     Total realized power activity.................................   $     119,509   $       8,978   $     193,332  $      32,880
                                                                      =============   =============   =============  =============
  Gas activity
    "Trading Activity" as defined in EITF No. 02-03................   $     (53,280)  $       9,679   $     (96,030) $       9,548
    Other mark-to-market activity (1)..............................            (286)             --            (286)            --
                                                                      -------------   -------------   -------------  -------------
     Total realized gas activity...................................   $     (53,566)  $       9,679   $     (96,316) $       9,548
                                                                      =============   =============   =============  =============
Total realized activity:
    "Trading Activity" as defined in EITF No. 02-03................   $      67,175   $      19,091   $     106,909  $      48,806
    Other mark-to-market activity (1)..............................         (1,232)           (434)         (9,893)        (6,378)
                                                                      -------------   -------------   -------------  -------------
     Total realized activity.......................................   $      65,943   $      18,657   $      97,016  $      42,428
                                                                      =============   =============   =============  =============
Unrealized:
  Power activity
    "Trading Activity" as defined in EITF No. 02-03................   $    (129,578)  $     (17,057)  $    (127,094) $     (40,926)
    Ineffectiveness related to cash flow hedges....................          (1,643)          1,142          (1,947)         1,268
    Other mark-to-market activity (1)..............................           1,935            (240)          3,681        (13,015)
                                                                      -------------   -------------   -------------  -------------
     Total unrealized power activity...............................   $    (129,286)  $     (16,155)  $    (125,360) $     (52,673)
                                                                      =============   =============   =============  =============
  Gas activity
    "Trading Activity" as defined in EITF No. 02-03................   $      94,546   $      (8,508)  $      58,124  $     (11,610)
    Ineffectiveness related to cash flow hedges....................           9,651             777          10,417          6,540
    Other mark-to-market activity (1)..............................              --              --              --             --
                                                                      -------------   -------------   -------------  -------------
     Total unrealized gas activity.................................   $     104,197   $      (7,731)  $      68,541  $      (5,070)
                                                                      =============   =============   =============  =============
Total unrealized activity:
  "Trading Activity" as defined in EITF No. 02-03..................   $     (35,032)  $     (25,565)  $     (68,970) $     (52,536)
  Ineffectiveness related to cash flow hedges......................           8,008           1,919           8,470          7,808
  Other mark-to-market activity (1)................................           1,935            (240)          3,681        (13,015)
                                                                      -------------   -------------   -------------  -------------
     Total unrealized activity.....................................   $.    (25,089)  $     (23,886)  $     (56,819) $     (57,743)
                                                                      =============   =============   =============  =============
Total mark-to-market activity:
  "Trading Activity" as defined in EITF No. 02-03..................   $      32,143   $      (6,474)  $      37,939  $      (3,730)
  Ineffectiveness related to cash flow hedges......................           8,008           1,919           8,470          7,808
  Other mark-to-market activity (1)................................             703            (674)         (6,212)       (19,393)
                                                                      -------------   -------------   -------------  -------------
     Total mark-to-market activity.................................   $      40,854   $      (5,229)  $      40,197  $     (15,315)
                                                                      =============   =============   =============  =============
------------

                               (table continues)


(1) Activity related to our assets but does not qualify for hedge accounting.

Overview

     Summary of Key Activities Through September 30, 2005

     Finance -- New Issuances and Amendments:

         Date                 Amount                                                 Description
----------------------  ----------------  ------------------------------------------------------------------------------------------
8/12/05...............  $150.0 million    CCFC LLC  completes a $150.0  million  private  placement of Class A Redeemable  Preferred
                                             Shares; the preferred shares are repurchased in full on October 14, 2005

     Finance -- Repurchases and Extinguishments:

         Date                 Amount                                                 Description
----------------------  ----------------  ------------------------------------------------------------------------------------------
7/12/05...............  $138.9 million    Purchase $138.9 million  aggregate  principal of outstanding First Priority Notes pursuant to a tender offer commenced June 9, 2005
7/13/05...............  $517.5 million    Repay the convertible  debentures  payable to Calpine Capital Trust III, the issuer of the
                                             HIGH TIDES III preferred securities,  the proceeds of which are applied by the Trust to redeem the HIGH TIDES III preferred securities in full
7/1/05-9/30/05........  $263.5 million    Repurchase  Senior Notes in open market  transaction  totaling $263.5 million in principal for cash of $233.9 million plus accrued interest

     Asset Sales:

         Date                                                            Description
----------------------  ------------------------------------------------------------------------------------------------------------
7/7/05................  Complete  the  sale  of  substantially  all remaining  oil and gas exploration and production properties and assets for $1.05 billion, less adjustments, transaction fees, and expenses
7/8/05................  Complete  the sale of 50% interest in the 175-MW Grays Ferry power plant for gross proceeds of $37.4 million
7/28/05...............  Complete the sale of Saltend, a 1,200-MW power plant in Hull, England, for $862.9 million
7/29/05...............  Complete  the  sale of Inland Empire Energy Center development project to GE for approximately $30.9 million
8/2/05................  Complete the sale of the 156-MW Morris power plant for $84.5 million
8/16/05...............  Agree to sell  561-MW  Ontelaunee;  the sale is  consummated  on  October  6, 2005,  for $225  million  less adjustments, transaction fees and expenses

     Power Plant Development and Construction:

         Date                        Project                            Description
----------------------  ---------------------------------          --------------------
7/1/05................  Bethpage Energy Center 3                   Commercial Operation
7/5/05................  Pastoria Energy Center (Phase II)          Commercial Operation

     Other:

         Date                                                            Description
----------------------  ------------------------------------------------------------------------------------------------------------
7/5/05................  Sign an  agreement with Siemens-Westinghouse to restructure the long-term relationship, which is expected to provide additional flexibility to self-perform maintenance work in the future
7/7/05................  Announce a 15-year Master Products and Services Agreement with GE to supplement operations with a variety of services and to lower operating costs
7/11/05...............  Major  merchant  power  generator  selects PSM to install LEC-III (R) and eliminate 90% of the power plant's nitrogen oxide emissions
8/26/05...............  CES  announces  new  service  agreements with Project Orange Associates LLC and the Greater Toronto Airports
                          Authority to provide them with marketing, scheduling, and other energy managements services
8/29/05...............  CES  announces  five  year  long-term  power  supply agreement for 170-MW of electricity with Tampa Electric
                          Company
9/7/05................  Agreed  to form an energy  marketing and  trading venture with Bear Stearns Companies,  Inc.( Bear Stearns).
                          The new energy venture is expected to develop a third-party  customer business focused on physical natural
                          gas  and  power  trading  and  related  structured   transactions.  Regulatory  approval  was  received on
                          Oct. 31, 2005, and it is anticipated that operations will begin in the fourth quarter of 2005.

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

     The change in fair value of outstanding commodity derivative instruments from January 1, 2005 through September 30, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2005..........................................................    $       37,863
Cash losses recognized or otherwise settled during the period (1)...............................................             1,310
Non-cash gains recognized or otherwise settled during the period (2)............................................            38,125
Changes in fair value attributable to new contracts (3).........................................................          (331,155)
Changes in fair value attributable to price movements (4).......................................................          (245,081)
                                                                                                                    --------------
  Fair value of contracts outstanding at September 30, 2005.....................................................    $     (498,938)
                                                                                                                    ==============
Realized cash flow from fair value hedges (5)...................................................................    $      181,097
                                                                                                                    ==============
------------

(1) Realized losses from cash flow hedges and mark-to-market activity are reflected in the tables below (in millions):

Realized value of cash flow hedges (a)..........................................................................    $       (292.1)
Net of:
  Terminated and monetized derivatives..........................................................................             (23.2)
  Equity method hedges..........................................................................................               2.0
  Hedges reclassified to discontinued operations................................................................            (199.4)
                                                                                                                    --------------
  Cash losses realized from cash flow hedges....................................................................    $        (71.5)
                                                                                                                    --------------
Realized value of mark-to-market activity (b)...................................................................    $         97.0
Net of:
  Non-cash realized mark-to-market activity.....................................................................              26.8
                                                                                                                    --------------
  Cash gains realized on mark-to-market activity................................................................              70.2
                                                                                                                    --------------
  Cash losses recognized or otherwise settled during the period.................................................    $         (1.3)
                                                                                                                    ==============

     (a) Realized value as disclosed in Note 9 of the Notes to Consolidated Condensed Financial Statements

     (b) Realized value as reported in Management's discussion and analysis of operating performance metrics

(2) This represents the non-cash amortization of deferred items embedded in our derivative assets and liabilities.

(3) The change attributable to new contracts includes the $292.4 million derivative liability associated with a transaction by our Deer Park facility as discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements.

(4) Net commodity derivative assets reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

(5) Not included as part of the roll-forward of net derivative assets and liabilities because changes in the hedge instrument and hedged item move in equal and offsetting directions to the extent the fair value hedges are perfectly effective.

     The fair value of outstanding derivative commodity instruments at September 30, 2005, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

              Fair Value Source                              2005         2006-2007       2008-2009       After 2009        Total
----------------------------------------------------      ----------      ----------      ----------      ----------      ----------
Prices actively quoted .............................      $ 142,702       $  63,809       $      --       $      --       $ 206,511
Prices provided by other external sources ..........       (211,699)       (382,774)          3,414         (33,729)       (624,788)
Prices based on models and other
  valuation methods ................................             --             189         (56,563)        (24,287)        (80,661)
                                                          ---------       ---------       ---------       ---------       ---------
  Total fair value .................................      $ (68,997)      $(318,776)      $ (53,149)      $ (58,016)      $(498,938)
                                                          =========       =========       =========       =========       =========

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30, 2005, and the period during which the instruments will mature are summarized in the table below (in thousands):

              Credit Quality                                 2005         2006-2007       2008-2009       After 2009        Total
----------------------------------------------------      ----------      ----------      ----------      ----------      ----------
(Based on Standard & Poor's Ratings
  as of September 30, 2005)
Investment grade....................................      $ (79,177)      $(316,713)      $ (53,065)      $ (58,016)      $(506,971)
Non-investment grade................................         11,699           1,704             (20)             --          13,383
No external ratings.................................         (1,519)         (3,767)            (64)             --          (5,350)
                                                          ---------       ---------       ---------       ---------       ---------
  Total fair value..................................      $ (68,997)      $(318,776)      $ (53,149)      $ (58,016)      $(498,938)
                                                          =========       =========       =========       =========       =========

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                                 Fair Value
                                                                  After 10%
                                                                   Adverse
                                              Fair Value        Price Change
                                             ------------      --------------
At September 30, 2005:
  Electricity.............................   $ (1,060,248)     $ (1,373,769)
  Natural gas.............................        561,310           387,411
                                             ------------      ------------
    Total.................................   $   (498,938)     $   (986,358)
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

     The primary factors affecting the fair value of our derivatives at any point in time are (1) the volume of open derivative positions (MMBtu and MWh), and (2) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions increased by 44% from December 31, 2004, to September 30, 2005, and the total volume of open power derivative positions increased by 135% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or in the statement of operations as an item (gain or loss) of current earnings. As of September 30, 2005, a significant component of the balance in accumulated OCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and nine months ended September 30, 2005, have reflected this. See Notes 9 and 10 of the Notes to Consolidated Condensed Financial Statements for additional information on derivative activity.

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of September 30, 2005 (dollars in thousands):

     Variable to Fixed Swaps

                                                                             Weighted
                                                                              Average          Weighted Average
                                                            Notional       Interest Rate         Interest Rate         Fair Market
Maturity Date                                            Principal Amount       (Pay)              (Receive)               Value
-----------------------------------------------------   ----------------- ---------------  -----------------------  ---------------
2009..................................................  $       50,000          4.8%       3-month US $LIBOR        $         (488)
2011..................................................          57,291          4.5%       3-month US $LIBOR                   (11)
2011..................................................         287,447          4.5%       3-month US $LIBOR                   (44)
2011..................................................         201,003          4.4%       3-month US $LIBOR                   725
2011..................................................          40,062          4.4%       3-month US $LIBOR                   145
2011..................................................          12,347          6.9%       3-month US $LIBOR                (2,554)
2011..................................................          50,300          4.9%       3-month US $LIBOR                  (647)
2011..................................................          24,695          4.8%       3-month US $LIBOR                  (495)
2011..................................................          12,347          4.8%       3-month US $LIBOR                  (248)
2011..................................................          15,986          4.9%       3-month US $LIBOR                  (323)
2011..................................................          15,986          4.9%       3-month US $LIBOR                  (323)
2011..................................................          12,347          4.8%       3-month US $LIBOR                  (248)
2011..................................................          15,986          4.9%       3-month US $LIBOR                  (323)
2011..................................................          12,347          4.8%       3-month US $LIBOR                  (248)
2012..................................................         100,926          6.5%       3-month US $LIBOR                (7,742)
2016..................................................          20,355          7.3%       3-month US $LIBOR                (2,907)
2016..................................................          13,570          7.3%       3-month US $LIBOR                (1,936)
2016..................................................          40,710          7.3%       3-month US $LIBOR                (5,809)
2016..................................................          27,140          7.3%       3-month US $LIBOR                (3,872)
2016..................................................          33,925          7.3%       3-month US $LIBOR                (4,841)
                                                        --------------                                              --------------
   Total..............................................  $    1,044,770          5.1%                                $      (32,189)
                                                        ==============                                              ==============

     Fixed to Variable Swaps

                                                                             Weighted Average      Weighted Average
                                                            Notional          Interest Rate         Interest Rate     Fair Market
Maturity Date                                           Principal Amount          (Pay)               (Receive)           Value
-----------------------------------------------------   ---------------- ------------------------  ----------------  --------------
2011..................................................  $      100,000   6-month US $LIBOR               8.5%        $       (6,520)
2011..................................................         100,000   6-month US $LIBOR               8.5%                (7,442)
2011..................................................         100,000   6-month US $LIBOR               8.5%                (5,090)
2011..................................................         200,000   6-month US $LIBOR               8.5%               (10,465)
                                                        --------------                                               --------------
   Total..............................................  $      500,000                                   8.5%        $      (29,517)
                                                        ==============                                               ==============

     The fair value of outstanding interest rate swaps and the fair value that would be expected after a 1% adverse interest rate change are shown in the table below (in thousands):

                                                          Fair Value After a
                                                                 1.0%
                                                          (100 Basis Point)
                                                              Adverse
Net Fair Value as of September 30, 2005                  Interest Rate Change
---------------------------------------                 ---------------------
$(61,706)............................................         $  (82,200)

     Currency Exposure -- We own subsidiary entities in several countries. These entities generally have functional currencies other than the U.S. dollar. In most cases, the functional currency is consistent with the local currency of the host country where the particular entity is located. In certain cases, we and our foreign subsidiary entities hold monetary assets and/or liabilities that are not denominated in the functional currencies referred to above. In such instances, we apply the provisions of SFAS No. 52, "Foreign Currency Translation," ("SFAS No. 52") to account for the monthly re-measurement gains and losses of these assets and liabilities into the functional currencies for each entity. In some cases we can reduce our potential exposures to net income by designating liabilities denominated in non-functional currencies as hedges of our net investment in a foreign subsidiary or by entering into derivative instruments and designating them in hedging relationships against a foreign exchange exposure. Based on our unhedged exposures at September 30, 2005, the impact to our pre-tax earnings that would be expected after a 10% adverse change in exchange rates is shown in the table below (in thousands):

                                                   Impact to Pre-Tax Net Income
                                                    After 10% Adverse Exchange
Currency Exposure                                         Rate Change
-----------------                                  ----------------------------
GBP-Euro......................................           $    (14,758)
$Cdn-$US......................................               (131,367)
$Cdn-GBP......................................                (13,885)
Other.........................................                 (1,869)

     In prior periods, we reported significant unhedged positions and corresponding foreign currency transaction gains and losses due to our exposure to changes in the GBP-$US exchange rate. As a result of the sale of Saltend (see
Note 8 of the Notes to Consolidated Condensed Financial Statements for more information), effectively all of our GBP-$US accounting exposure has been eliminated. We expect that currency movements will continue to create volatility within our pre-tax earnings in future periods, but such volatility is not expected to result from movements in the GBP-$US exchange rate.

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

Foreign Currency Transaction Gain (Loss)

     Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004:

     The major components of our foreign currency transaction losses from continuing operations of $43.9 million and $12.4 million for the three months ended September 30, 2005 and 2004, respectively, are as follows (amounts in millions):

                                                                2005      2004
                                                              --------  --------
Loss from $Cdn-$US fluctuations............................   $ (54.6)  $  (8.6)
Loss from GBP-Euro fluctuations............................      (2.0)     (4.1)
Gain (Loss) from $Cdn-GBP fluctuations.....................      12.8        --
Gain (Loss) from other currency fluctuations...............      (0.1)      0.3
                                                              -------   -------
   Total...................................................   $ (43.9)  $ (12.4)
                                                              =======   =======

     The $Cdn-$US loss for the three months ended September 30, 2005, was due primarily to a significant weakening of the U.S. dollar against the Canadian dollar during the third quarter of 2005. In September 2004, we sold substantially all of our oil and gas assets in Canada, which significantly reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries. As a result, we are now considerably more exposed to fluctuations in the $Cdn-$US exchange rate as we hold several significant $Cdn-denominated liabilities that can no longer be hedged under SFAS No. 52. When the U.S. dollar weakened during the third quarter of 2005, significant re-measurement losses were triggered on these loans. These losses were partially offset by re-measurement gains recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52. While re-measurement gains and losses associated with the loan are recorded within CTA, the re-measurement of the underlying interest receivable every period continues to be recorded as a component of net income due to the fact that the interest is physically settled semi-annually.

     The $Cdn-$US loss for the three months ended September 30, 2004, was moderate despite the fact that the U.S. dollar weakened considerably against the Canadian dollar during the third quarter of 2004. The primary reason for this was because the majority of our existing $Cdn-$US exposures were effectively designated as hedges of our net investment in Canadian dollar subsidiaries through early September 2004. As a result, re-measurement losses that otherwise would have been recognized within our Consolidated Condensed Statements of Operations were recorded within CTA in accordance with SFAS No. 52. In September 2004, we completed the sale of our Canadian oil and gas assets and subsequent to this transaction, the Canadian dollar strengthened considerably against the U.S. dollar for the rest of the month. The loss of the majority of our natural hedge position combined with the strengthened Canadian dollar created the majority of the $Cdn-$US loss of $8.6 million for the three months ended September 30, 2004. The loss recognized was partially offset by re-measurement gains recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52 as described above.

     During the three months ended  September  30, 2005 and 2004,  respectively,
the  Euro  strengthened  against  the  GBP,  triggering   re-measurement  losses
associated with our Euro-denominated 8 3/8% Senior Notes Due 2008.

     The primary driver behind our gain of $12.8 million from other $Cdn-GBP fluctuations for the three months ended September 30, 2005, was due to the sale of Saltend in July 2005, combined with a subsequent strengthening of the Canadian dollar against the GBP. One of our $Cdn-denominated subsidiaries holds a significant GBP-denominated liability position which relates to financing borrowed for the original purchase of Saltend in 2001. Prior to the sale, this liability position was designated as a hedge of the subsidiary's net investment in Saltend and as a result, all re-measurement gains and losses associated with the liability were recorded within CTA in accordance with SFAS No. 52. Subsequent to the sale, all such re-measurement gains and losses are required to be recorded within net income as we no longer own a GBP-denominated investment to hedge against. The strengthening of the Canadian dollar against the GBP during the third quarter of 2005 created significant re-measurement gains on this newly exposed liability position. For the three months ended September 30, 2004, our $Cdn-GBP liability position was effectively hedged and as a result, all re-measurement gains and losses were recorded as a component of CTA.

     Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004:

     The major components of our foreign currency transaction losses of $18.3 million and $7.6 million, respectively, for the nine months ended September 30, 2005 and 2004, respectively, are as follows (amounts in millions):

                                                                2005      2004
                                                              --------  --------
Loss from $Cdn-$US fluctuations............................   $ (35.6)  $ (14.0)
Gain from GBP-Euro fluctuations............................       7.6       6.5
Gain (Loss) from $Cdn-GBP fluctuations.....................      11.9        --
Loss from other currency fluctuations......................      (2.2)     (0.1)
                                                              -------   -------
Total......................................................   $ (18.3)  $  (7.6)
                                                              =======   =======

     The $Cdn-$US loss for the nine months ended September 30, 2005, was due primarily to a significant weakening of the U.S. dollar against the Canadian dollar, most significantly within the third quarter of 2005. In September 2004, we sold substantially all of our oil and gas assets in Canada, which significantly reduced the degree to which we could designate our $Cdn-denominated liabilities as hedges against our investment in Canadian dollar denominated subsidiaries. As a result, we are now considerably more exposed to fluctuations in the $Cdn-$US exchange rate as we hold several significant $Cdn-denominated liabilities that can no longer be hedged under SFAS No. 52. When the U.S. dollar weakened, significant re-measurement losses were triggered on these loans. These losses were partially offset by re-measurement gains recognized on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment under SFAS No. 52. While re-measurement gains and losses associated with the loan are recorded within CTA, the re-measurement of the underlying interest receivable every period continues to be recorded as a component of net income due to the fact that the interest is physically settled semi-annually.

     The $Cdn-$US loss for the nine months ended September 30, 2004 was due to two primary reasons. First, in September 2004, we completed the sale of our Canadian oil and gas assets and subsequent to this transaction, the Canadian dollar strengthened considerably against the U.S. dollar for the rest of the month. The sale eliminated the majority of our natural hedge position as described above, resulting in a large open exposure that was susceptible to volatility in the $Cdn-$US exchange rate. Second, we recognized re-measurement losses on the translation of the interest receivable associated with our large intercompany loan that has been deemed a permanent investment during the first two quarters of 2004, as the Canadian dollar weakened against the U.S. dollar during this period. As noted above, physical settlement of the interest receivable occurs semi-annually, in May and November. As a result, the most significant re-measurement gains and losses associated with this receivable generally occur within 1-2 months of the payment date, as the receivable approaches its full value for the 6-month period. From January to May 2004, the U.S. dollar strengthened considerably against the Canadian dollar while the interest receivable balance grew significantly, resulting in large re-measurement losses. These losses were partially offset during the third quarter of 2004 as the Canadian dollar strengthened against the U.S. dollar, but the average interest receivable balance outstanding during the third quarter was not as large as the balance outstanding in March and April, resulting in a net loss for the nine months ended September 30, 2004.

     During the nine months ended September 30, 2005 and 2004, respectively, the Euro weakened against the GBP, triggering re-measurement gains associated with our Euro-denominated 8 3/8% Senior Notes Due 2008.

     The primary driver behind our gain of $11.9 million from other $Cdn-GBP fluctuations for the nine months ended September 30, 2005, was due to the sale of Saltend in July 2005, combined with a subsequent strengthening of the Canadian dollar against the GBP. One of our $Cdn-denominated subsidiaries holds a significant GBP-denominated liability position which relates to financing borrowed for the original purchase of Saltend in 2001. Prior to the sale, this liability position was designated as a hedge of the subsidiary's net investment in Saltend and as a result, all re-measurement gains and losses associated with the liability were recorded within CTA in accordance with SFAS No. 52. Subsequent to the sale, all such re-measurement gains and losses are required to be recorded within net income as we no longer own a GBP-denominated investment to hedge against. The strengthening of the Canadian dollar against the GBP during the third quarter of 2005 created significant re-measurement gains on this newly exposed liability position. For the nine months ended September 30, 2004, our $Cdn-GBP liability position was effectively hedged and as a result, all re-measurement gains and losses were recorded as a component of CTA.

     The primary driver behind our loss of $2.2 million from other currency fluctuations for the nine months ended September 30, 2005 was a significant strengthening of the U.S. dollar against the Euro, and its impact on certain U.S. dollar-denominated intercompany trade payables owed by our TTS subsidiary. By contrast, movement in the $US-Euro exchange rate was relatively flat for the nine months ended September 30 2004 and as a result, minimal re-measurement losses were created.

     Available-for-Sale Debt Securities -- On July 13, 2005, we completed the redemption of all of the outstanding HIGH TIDES III preferred securities and of the underlying convertible debentures. Accordingly, the HIGH TIDES III preferred securities repurchased by us are no longer outstanding. See Notes 4 and 7 of the Notes to Consolidated Condensed Financial Statements for further information.

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

     Our variable-rate construction/project financing is primarily through the CalGen floating rate notes, institutional term loans and revolving credit facility. Borrowings under our $200 million CalGen revolving credit agreement are used primarily for letters of credit in support of gas purchases, power contracts and transmission, and was available for the construction costs of the Pastoria Energy Center expansion project, which was completed in July 2005. Other variable-rate instruments consist primarily of our revolving credit and term loan facilities, which are used for general corporate purposes. Both our variable-rate construction/project financing and other variable-rate instruments are indexed to base rates, generally LIBOR, as shown below.

     On August 12, 2005, we issued $150.0 million of Class A Redeemable Preferred Shares due February 13, 2006, through our wholly owned indirect subsidiary, CCFC LLC, which is an indirect parent of CCFC I. The Redeemable Preferred Shares bear an initial dividend rate of LIBOR plus 950 basis points and may be redeemed in whole or in part at any time by the issuer at par plus accrued dividends. The Redeemable Preferred Shares were repurchased in full on October 14, 2005.

     The following table summarizes by maturity date our variable-rate debt exposed to interest rate risk as of September 30, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

                                                                            2005           2006           2007           2008
                                                                         ----------     ----------     ----------     ----------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A ...........................     $    2,528     $    7,482     $    8,132     $    9,271
  Riverside Energy Center project financing ........................             --          3,685          3,685          3,685
  Rocky Mountain Energy Center project financing ...................             --          2,649          2,649          2,649
                                                                         ----------     ----------     ----------     ----------
    Total of 3-month US $LIBOR rate debt ...........................          2,528         13,816         14,466         15,605
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit ...............................          2,417             --             --             --
                                                                         ----------     ----------     ----------     ----------
    Total of 1-month EURLIBOR rate debt ............................          2,417             --             --             --
1-month US $LIBOR weighted average interest rate basis (4)
First Priority Secured Floating Rate Notes Due 2009
   (CalGen) ........................................................             --             --          1,175          2,350
                                                                         ----------     ----------     ----------     ----------
    Total of 1-month US $LIBOR weighted average
     interest rate debt ............................................             --             --          1,175          2,350
1-month US $LIBOR interest rate basis (4)
  Freeport Energy Center project financing .........................             --             --          1,969          1,810
  Mankato Energy Center project financing ..........................             --             --          1,727          1,781
                                                                         ----------     ----------     ----------     ----------
    Total 1-month US $LIBOR interest rate ..........................             --             --          3,696          3,591
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011
   (CalGen) ........................................................             --             --             --             --
                                                                         ----------     ----------     ----------     ----------
    Total of 6-month US $LIBOR rate debt ...........................             --             --             --             --
(1)(4)
  Class A Redeemable Preferred Shares (CCFC) .......................             --        150,000             --             --
  Metcalf Energy Center, LLC preferred interest ....................             --             --             --             --
  First Priority Secured Institutional Term Loan Due 2009
   (CCFC I) ........................................................             --          3,208          3,208          3,208
  Second Priority Senior Secured Floating Rate Notes
   Due 2011 (CCFC I) ...............................................             --             --             --             --
                                                                         ----------     ----------     ----------     ----------
    Total of variable rate debt as defined at (1) below ............             --        153,208          3,208          3,208
(2)(4)
  Second Priority Senior Secured Term Loan B Notes
   Due 2007 ........................................................          1,875          7,500        725,625             --
                                                                         ----------     ----------     ----------     ----------
    Total of variable rate debt as defined at (2) below ............          1,875          7,500        725,625             --
(3)(4)
  Second Priority Senior Secured Floating Rate Notes
   Due 2007 ........................................................          1,250          5,000        483,750             --
  Blue Spruce Energy Center project financing ......................            938          3,750          3,750          3,750
                                                                         ----------     ----------     ----------     ----------
    Total of variable rate debt as defined at (3) below ............          2,188          8,750        487,500          3,750
(5)(4)
  First Priority Secured Term Loans Due 2009 (CalGen) ..............             --             --          3,000          6,000
  Second Priority Secured Floating Rate Notes Due 2010
   (CalGen) ........................................................             --             --             --          3,200
  Second Priority Secured Term Loans Due 2010 (CalGen) .............             --             --             --            500
  Metcalf Energy Center, LLC project financing .....................             --             --             --             --
                                                                         ----------     ----------     ----------     ----------
    Total of variable rate debt as defined at (5) below ............             --             --          3,000          9,700
                                                                         ----------     ----------     ----------     ----------
(6)(4)
  Island Cogen .....................................................          9,860             --             --             --
  Contra Costa .....................................................             --            171            179            187
                                                                         ----------     ----------     ----------     ----------
    Total of variable rate debt as defined at (6) below ............          9,860            171            179            187
                                                                         ----------     ----------     ----------     ----------
      Grand total variable-rate debt instruments (8) ...............     $   18,868     $  183,445     $1,238,849     $   38,391
                                                                         ==========     ==========     ==========     ==========

                                                                                     2009        Thereafter   September 30, 2005 (7)
                                                                                 -----------     ----------   ----------------------
3-month US $LIBOR weighted average interest rate basis (4)
  MEP Pleasant Hill Term Loan, Tranche A ....................................    $     9,433     $   85,479      $   122,325
  Riverside Energy Center project financing .................................          3,685        340,553          355,293
  Rocky Mountain Energy Center project financing ............................          2,649        235,276          245,872
                                                                                 -----------     ----------      -----------
    Total of 3-month US $LIBOR rate debt ....................................         15,767        661,308          723,490
1-month EURLIBOR weighted average interest rate basis (4)
  Thomassen revolving line of credit ........................................             --             --            2,417
                                                                                 -----------     ----------      -----------
    Total of 1-month EURLIBOR rate debt .....................................             --             --            2,417
1-month US $LIBOR weighted average interest rate basis (4)
  First Priority Secured Floating Rate Notes Due 2009 (CalGen) ..............        231,475             --          235,000
                                                                                 -----------     ----------      -----------
    Total of 1-month US $LIBOR weighted average interest rate debt ..........        231,475             --          235,000
1-month US $LIBOR interest rate basis (4)
  Freeport Energy Center project financing ..................................          1,600        122,058          127,437
  Mankato Energy Center project financing ...................................          1,530        112,500          117,538
                                                                                 -----------     ----------      -----------
    Total 1-month US $LIBOR interest rate ...................................          3,130        234,558          244,975
6-month US $LIBOR weighted average interest rate basis (4)
  Third Priority Secured Floating Rate Notes Due 2011 (CalGen) ..............             --        680,000          680,000
                                                                                 -----------     ----------      -----------
    Total of 6-month US $LIBOR rate debt ....................................             --        680,000          680,000
(1)(4)
  Class A Redeemable Preferred Shares (CCFC) ................................             --             --          150,000
  Metcalf Energy Center, LLC preferred interest .............................             --        155,000          155,000
  First Priority Secured Institutional Term Loan Due 2009
   (CCFC I) .................................................................        365,189             --          374,813
  Second Priority Senior Secured Floating Rate Notes Due 2011
   (CCFC I) .................................................................             --        409,296          409,296
                                                                                 -----------     ----------      -----------
    Total of variable rate debt as defined at (1) below .....................        365,189        564,296        1,089,109
(2)(4)
  Second Priority Senior Secured Term Loan B Notes Due 2007 .................             --             --          565,950
                                                                                 -----------     ----------      -----------
    Total of variable rate debt as defined at (2) below .....................             --             --          565,950
(3)(4)
  Second Priority Senior Secured Floating Rate Notes Due 2007 ...............             --             --          377,300
  Blue Spruce Energy Center project financing ...............................          3,750         81,395           97,333
                                                                                 -----------     ----------      -----------
    Total of variable rate debt as defined at (3) below .....................          3,750         81,395          474,633
(5)(4)
  First Priority Secured Term Loans Due 2009 (CalGen) .......................        591,000             --          600,000
  Second Priority Secured Floating Rate Notes Due 2010 (CalGen) .............          6,400        623,239          632,839
  Second Priority Secured Term Loans Due 2010 (CalGen) ......................          1,000         97,381           98,881
  Metcalf Energy Center, LLC project financing ..............................             --        100,000          100,000
                                                                                 -----------     ----------      -----------
    Total of variable rate debt as defined at (5) below .....................        598,400        820,620        1,431,720
                                                                                 -----------     ----------      -----------
(6)(4)
Island Cogen ................................................................             --             --            9,860
Contra Costa ................................................................            196          1,381            2,114
                                                                                 -----------     ----------      -----------
    Total of variable rate debt as defined at (6) below .....................            196          1,381           11,974
                                                                                 -----------     ----------      -----------
     Grand total variable-rate debt instruments (8) .........................    $ 1,217,907     $3,043,558      $ 5,459,268
                                                                                 ===========     ==========      ===========
------------

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

(5) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(6)  Bankers Acceptance Rate.

(7) Fair value equals carrying value, with the exception of the Second-Priority Senior Secured Term B Loans Due 2007 and Second-Priority Senior Secured Floating Rate Notes Due 2007, which are shown at quoted trading values as of September 30, 2005.

                               (table continues)



(8) The aggregate principal amount subject to variable interest rate risk was $5,741.0 million as of September 30, 2005.

New Accounting Pronouncements (See Note 2 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements)

     Summary of Dilution  Potential of Our Contingent  Convertible  Notes:  2023
Convertible  Notes,  2015 Convertible  Notes and 2014  Convertible  Notes -- The
table below assumes normal conversion for the 2014 Convertible Notes, 2015 Convertible Notes and 2023 Convertible Notes in which the principal amount is paid in cash, and the excess up to the conversion value is paid in shares of Calpine common stock. The table shows only the potential impact of our three contingent convertible notes issuances and does not include the potential dilutive effect of the now fully redeemed HIGH TIDES III preferred securities, the remaining 2006 Convertible Notes or employee stock options. Additionally, we are still assessing the potential impact of the SFAS No. 128-R exposure draft on our three series of contingent convertible securities. See Notes 2 and 11 of the Notes to Consolidated Condensed Financial Statements for more information.

                                                                                       2014              2015              2023
                                                                                    Convertible       Convertible       Convertible
                                                                                       Notes             Notes             Notes
                                                                                  -------------     -------------     --------------
Aggregate outstanding principal amount at maturity............................    $  641,685,000    $  650,000,000    $  633,775,000
Conversion price per share....................................................    $         3.85    $         4.00    $         6.50
Conversion rate...............................................................          259.7402          250.0000          153.8462
Trigger price (20% over conversion price).....................................    $         4.62    $         4.80    $         7.80

Additional Shares

                                                 2014             2015              2023
                                              Convertible      Convertible       Convertible          Share        Share    Dilution
Future Calpine Common Stock Price              Notes (2)          Notes             Notes           Subtotal     Increase    in EPS
---------------------------------------    ---------------  ----------------  ----------------  ---------------- ---------- --------
$5.00..................................        38,334,429       32,500,000                --        70,834,429     14.8%       12.9%
$7.50..................................        81,113,429       75,833,333        13,000,542       169,947,304     35.6%       26.2%
$10.00.................................       102,502,929       97,500,000        34,126,375       234,129,304     49.0%       32.9%
$20.00.................................       134,587,179      130,000,000        65,815,125       330,402,304     69.2%       40.9%
$40.00.................................       150,629,304      146,250,000        81,659,500       378,538,804     79.2%       44.2%
$100.00................................       160,254,579      156,000,000        91,166,125       407,420,704     85.3%       46.0%

Common shares outstanding at
  September 30, 2005 (1)...............       478,964,218
------------

(1) Excludes the 89 million shares issued under the Share Lending Agreement (see Note 11 of the Notes to Consolidated Condensed Financial Statements) and excludes our contingently issuable restricted stock.

(2) In the case of the 2014 Convertible Notes, more shares could be issued when the accreted value is less than $1,000 than in the table above since, generally, the accreted value (initially $839 per bond) is paid in cash, and the balance of the conversion value is paid in shares. The maximum potential incremental shares assuming conversion when the accreted value is $839 per bond are shown in the table below:

                                                              Incremental
        Future Calpine Common Stock Price                        Shares
        ---------------------------------                     -----------
        $5.00.................................................20,662,257
        $7.50.................................................13,774,838
        $10.00................................................10,331,129
        $20.00.................................................5,165,564
        $40.00.................................................2,582,782
        $100.00................................................1,033,113

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

     As of December 31, 2004, management identified a material weakness related to our tax accounting processes, procedures and controls that was discussed in
Item 9A of the Company's 2004 Form 10-K. During the first three quarters of 2005, we have taken steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions and to remediate this material weakness. While significant progress has been made in the remediation of these controls, the controls have not yet operated for a sufficient period of time to allow us to complete the required testing and to conclude that they are designed and operating effectively.

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

Status of Remediation of the Material Weakness

     During the first three quarters of 2005, we have taken the steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions, including the accounting for current income taxes payable and deferred income tax assets and liabilities. We have hired additional resources and have engaged third party tax experts to improve the effectiveness of the controls over management's review of the details of the income tax calculations. We have also improved the process of preparing and reviewing the workpapers supporting our tax related calculations and conclusions.

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

Changes in Internal Control Over Financial Reporting

     We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. During the first three quarters of 2005, there were no significant changes in our internal control over financial reporting, other than the changes related to the tax accounting processes, procedures and controls discussed above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 6. Exhibits.

     (a) Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                               Description
-------  -----------------------------------------------------------------------

3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004.(a)

3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005.(b)

3.2      Amended and Restated By-laws of the Company.(c)

4.1 Amended and Restated Limited Liability Company Agreement of CCFC Preferred Holdings, LLC containing terms of its Class A Redeemable Preferred Shares due February 13, 2006.(d)

4.2 Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011.(d)

10.1 Purchase and Sale Agreement dated July 7, 2005, by and among Calpine Gas Holdings LLC, Calpine Fuels Corporation, Calpine Corporation,
         Rosetta Resources Inc., and the other Subject Companies identified therein.(e)

10.2 Master Transaction Agreement, dated September 7, 2005, among Calpine Corporation, Calpine Energy Services, L.P., The Bear Stearns Companies Inc., and such other parties as may become party thereto from time to time. Approximately two pages of this Exhibit 10.2 have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.(*)

10.3     Amendment to 1996 Stock Incentive Plan, as amended.(f)

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

(b) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

(c) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(d) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

                                  (continued)

(e) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on July 13, 2005.

(f) Description of such amendment is incorporated by reference to Item 1.01 of Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 20, 2005. Such amendment constitutes a management contract or compensatory plan or arrangement.

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

Date: November 9, 2005

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

Date: November 9, 2005

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                               Description
-------  -----------------------------------------------------------------------

3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004.(a)

3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005.(b)

3.2      Amended and Restated By-laws of the Company.(c)

4.1 Amended and Restated Limited Liability Company Agreement of CCFC Preferred Holdings, LLC containing terms of its Class A Redeemable Preferred Shares due February 13, 2006.(d)

4.2 Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011.(d)

10.1 Purchase and Sale Agreement dated July 7, 2005, by and among Calpine Gas Holdings LLC, Calpine Fuels Corporation, Calpine Corporation,
         Rosetta Resources Inc., and the other Subject Companies identified therein.(e)

10.2 Master Transaction Agreement, dated September 7, 2005, among Calpine Corporation, Calpine Energy Services, L.P., The Bear Stearns Companies Inc., and such other parties as may become party thereto from time to time. Approximately [ten] pages of this Exhibit 10.2 have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.(*)

10.3     Amendment to 1996 Stock Incentive Plan, as amended.(f)

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

(b) Incorporated by reference to Calpine Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

(c) Incorporated by reference to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

(d) This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.

(e) Incorporated by reference to Calpine Corporation's Current Report on Form 8-K filed with the SEC on July 13, 2005.

(f) Description of such amendment is incorporated by reference to Item 1.01 of Calpine Corporation's Current Report on Form 8-K filed with the SEC on September 20, 2005. Such amendment constitutes a management contract or compensatory plan or arrangement.