Form 10-Q
period 2006-03-31
CALPINE CORP
filed 2006-07-03
CIK 916457

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006
                                       or

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

                           50 West San Fernando Street

                           San Jose, California 95113

                            Telephone: (408) 995-5115

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [ ]     Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

568,957,616 shares of Common Stock, par value $.001 per share, outstanding on June 30, 2006.


================================================================================

                      CALPINE CORPORATION AND SUBSIDIARIES
                             (Debtor-in-Possession)

                               REPORT ON FORM 10-Q

                      For the Quarter Ended March 31, 2006

                                      INDEX
                                                                                                                            Page No.
                                                                                                                            --------
PART I -- FINANCIAL INFORMATION
   Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets March 31, 2006 and December 31, 2005..................................       1
             Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005..........       3
             Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005..........       4
          Notes to Consolidated Condensed Financial Statements...........................................................       6
             1. Basis of Presentation and Summary of Significant Accounting Policies.....................................       6
             2. Bankruptcy Cases.........................................................................................       8
             3. U.S. Debtors Condensed Combined Financial Statements.....................................................      12
             4. Property, Plant and Equipment, Net and Capitalized Interest..............................................      14
             5. Comprehensive Loss.......................................................................................      15
             6. Debt.....................................................................................................      15
             7. Liabilities Subject to Compromise........................................................................      19
             8. Derivative Instruments...................................................................................      19
             9. Loss Per Share...........................................................................................      21
             10. Stock-Based Compensation................................................................................      21
             11. Commitments and Contingencies...........................................................................      23
             12. Operating Segments......................................................................................      28
             13. California Power Market.................................................................................      29
             14. Subsequent Events.......................................................................................      30
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................      31
             Selected Operating Information..............................................................................      32
             Overview....................................................................................................      32
             Results of Operations.......................................................................................      34
             Performance Metrics.........................................................................................      36
             Liquidity and Capital Resources.............................................................................      37
             Summary of Key Activities...................................................................................      44
             California Power Market.....................................................................................      44
             Financial Market Risks......................................................................................      45
             Recent Accounting Pronouncements............................................................................      48
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................      49
   Item 4.  Controls and Procedures......................................................................................      49
PART II -- OTHER INFORMATION
   Item 1.  Legal Proceedings............................................................................................      50
   Item 3.  Defaults Upon Senior Securities..............................................................................      50
   Item 6.  Exhibits.....................................................................................................      50
Signatures...............................................................................................................      54

                                   DEFINITIONS

     As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below. Additionally, the terms, "Calpine," "we," "us" and "our" refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. For clarification, such terms will not include the Canadian and other foreign subsidiaries that were deconsolidated as a result of the filings by the Canadian Debtors under the CCAA in the Canadian Court effective December 31, 2005.

         ABBREVIATION                                                         DEFINITION
-----------------------------     --------------------------------------------------------------------------------------------------
2005 Form 10-K                    Calpine  Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006

2014 Convertible Notes            Contingent Convertible Notes Due 2014

345(b) Waiver Order               Order pursuant to Section 345(b) of the Bankruptcy Code authorizing  continued (i) use of existing investment guidelines and (ii) operation of certain bank accounts dated May 4, 2006

Acadia PP                         Acadia Power Partners, LLC

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

Bear Stearns                      Bear Stearns Companies, Inc.

Btu(s)                            British thermal unit(s)

CAISO                             California Independent System Operator

CalBear                           CalBear Energy, LP

Calgary Energy Centre             Calgary Energy Centre Limited Partnership

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

Calpine Jersey I                  Calpine (Jersey) Limited

Calpine Jersey II                 Calpine European Funding (Jersey) Limited

CalPX                             California Power Exchange

CalPX Price                       CalPX zonal day-ahead clearing price

Canadian Court                    The Court of Queen's Bench of Alberta, Judicial District of Calgary

Canadian Debtor(s)                The subsidiaries and affiliates of Calpine Corporation that have been granted creditor protection under the CCAA in the Canadian Court

Cash Collateral Order             Second Amended Final Order of the U.S.  Bankruptcy  Court  Authorizing  Use of Cash Collateral and
                                  Granting  Adequate  Protection,  dated  February 24, 2006, as modified by the Order  Granting U.S.
                                  Debtors'  Motion  for  Entry of an Order  pursuant  to 11  U.S.C.  Sections  105,361  and  105,363 modifying Order  Authorizing Use of Cash Collateral and Granting Adequate  Protection,  dated June
                                  21, 2006

CCAA                              Companies' Creditors Arrangement Act (Canada)

CCFC                              Calpine Construction Finance Company, L.P

CCFCP                             CCFC Preferred Holdings, LLC

CCRC                              Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.

CDWR                              California Department of Water Resources

         ABBREVIATION                                                         DEFINITION
-----------------------------     --------------------------------------------------------------------------------------------------
CEM                               Calpine Energy Management, L.P.

CES                               Calpine Energy Services, L.P.

CES-Canada                        Calpine Energy Services Canada Partnership

Chapter 11                        Chapter 11 of the Bankruptcy Code

Chubu                             Chubu Electric Power Company, Inc.

Cleco                             Cleco Corp.

CMSC                              Calpine Merchant Services Company, Inc.

CNEM                              Calpine Northbrook Energy Marketing, LLC

Cogen America                     Cogeneration Corporation of America, now called Calpine Cogeneration Corporation

Company                           Calpine Corporation, a Delaware corporation, and subsidiaries

CPUC                              California Public Utilities Commission

DB London                         Deutsche Bank AG London

Deer Park                         Deer Park Energy Center Limited Partnership

DIG                               Derivatives Implementation Group

DIP                               Debtor-in-possession

DIP Facility                      The  Revolving  Credit,  Term Loan and  Guarantee  Agreement,  dated as of December 22,  2005,  as amended on January 26,  2006,  and as amended and  restated by that  certain  Amended and Restated
                                  Revolving Credit, Term Loan and Guarantee Agreement,  dated as of February 23, 2006, among Calpine
                                  Corporation,  as  borrower,  the  Guarantors  party  thereto,  the Lenders from time to time party thereto,  Credit  Suisse  Securities  (USA)  LLC and  Deutsche  Bank  Securities  Inc.,  as  joint syndication agents,  Deutsche Bank Trust Company Americas,  as administrative  agent for the First
                                  Priority Lenders,  General Electric Capital  Corporation,  as Sub-Agent for the Revolving Lenders,
                                  Credit Suisse,  as  administrative  agent for the Second Priority Term Lenders,  Landesbank Hessen
                                  Thuringen  Girozentrale,  New York Branch,  General Electric Capital  Corporation and HSH Nordbank
                                  AG, New York Branch, as joint  documentation  agents for the first priority Lenders and Bayerische
                                  Landesbank,  General  Electric  Capital  Corporation and Union Bank of California,  N.A., as joint documentation agents for the second priority Lenders, as amended thereafter from time to time

E&S                               Electricity and steam

Enron                             Enron Corp.

Enron Canada                      Enron Canada Corp.

EOB                               California Electricity Oversight Board

EPA                               United States Environmental Protection Agency

EPAct (1992)(2005)                Energy Policy Act of 1992 - or - Energy Policy Act of 2005

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

EWG(s)                            Exempt wholesale generator(s)

Exchange Act                      United States Securities Exchange Act of 1934, as amended

FASB                              Financial Accounting Standards Board

FERC                              Federal Energy Regulatory Commission

FFIC                              Fireman's Fund Insurance Company

FIN                               FASB Interpretation Number

FIN 46-R                          FIN 46, as revised

First Priority Notes              9 5/8% First Priority Senior Secured Notes Due 2014

         ABBREVIATION                                                         DEFINITION
-----------------------------     --------------------------------------------------------------------------------------------------
FPA                               Federal Power Act

Freeport                          Freeport Energy Center, LP

GAAP                              Generally accepted accounting principles in the United States

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

IRS                               United States Internal Revenue Service

ISO                               Independent System Operator

King City Cogen                   Calpine King City Cogen, LLC

KWh                               Kilowatt hour(s)

LIBOR                             London Inter-Bank Offered Rate

LSTC                              Liabilities Subject to Compromise

Mankato                           Mankato Energy Center, LLC

Metcalf                           Metcalf Energy Center, LLC

Mitsui                            Mitsui & Co., Ltd.

MMBtu                             Million Btu

MMcfe                             Million net cubic feet equivalent

MW                                Megawatt(s)

MWh                               Megawatt hour(s)

NOL                               Net operating loss

Non-Debtor(s)                     The subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors

Non-U.S. Debtor(s)                The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)

NOR                               Notice of Rejection

NPC                               Nevada Power Company

OCI                               Other Comprehensive Income

Oneta                             Oneta Energy Center

Ontelaunee                        Ontelaunee Energy Center

Panda                             Panda Energy International, Inc., and related party PLC II, LLC

PCF                               Power Contract Financing, L.L.C.

PCF III                           Power Contract Financing III, LLC

Petition Date                     December 20, 2005

PG&E                              Pacific Gas and Electric

         ABBREVIATION                                                         DEFINITION
-----------------------------     --------------------------------------------------------------------------------------------------
PLC                               PLC II, LLC

POX                               Plant operating expense

PPA(s)                            Power purchase agreement(s)

PUC(s)                            Public Utility Commission(s)

PURPA                             Public Utility Regulatory Policies Act of 1978

QF(s)                             Qualifying facility(ies)

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

SAB                               Staff Accounting Bulletin

Saltend                           Saltend Energy Centre

SDG&E                             San Diego Gas & Electric Company

SDNY Court                        United States District Court for the Southern District of New York

SEC                               United States Securities and Exchange Commission

Second Priority Debt              Calpine Corporation's Second Priority Secured Floating Rate Notes due 2007, 8 1/2% Second Priority
                                  Senior Secured Notes Due 2010, 8 3/4% Second Priority Senior Secured Notes Due 2013, 9 7/8% Second
                                  Priority Senior Secured Notes Due 2011, and Senior Secured Term Loans Due 2007

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

Securities Act                    United States Securities Act of 1933, as amended

SFAS                              Statement of Financial Accounting Standards

SFAS No. 123-R                    FASB  Statement  No. 123-R (As  Amended),  "Accounting  for  Stock-Based Compensation--Share-Based
                                  Payment"

SIP                               1996 Stock Incentive Plan

SOP                               Statement of Position

SOP 90-7                          AICPA SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"

SPE                               Special-Purpose Entities

SPP                               Southwest Power Pool

SPPC                              Sierra Pacific Power Company

The Geysers Assets                19 geothermal power plant assets located in Geyserville, California

Trust I                           Calpine Capital Trust

Trust II                          Calpine Capital Trust II

Trust III                         Calpine Capital Trust III

TSA(s)                            Transmission service agreement(s)

TTS                               Thomassen Turbine Systems, B.V.

ULC I                             Calpine Canada Energy Finance ULC

ULC II                            Calpine Canada Energy Finance II ULC

U.S.                              United States of America

         ABBREVIATION                                                         DEFINITION
-----------------------------     --------------------------------------------------------------------------------------------------
U.S. Bankruptcy Court             United States Bankruptcy Court for the Southern District of New York

U.S. Debtor(s)                    Calpine  Corporation  and  each  of  its  subsidiaries  and  affiliates  that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court,
                                  which  matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re
                                  Calpine Corporation, et al., Case No. 05-60200 (BRL)

Valladolid                        Valladolid III Energy Center

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)

                                                                                                      March 31,       December 31,
                                                                                                         2006              2005
                                                                                                   --------------    --------------
                                                                                                          (In thousands, except
                                                                                                      share and per share amounts)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................................     $    1,361,523    $      785,637
   Accounts receivable, net...................................................................            848,681         1,008,430
   Margin deposits and other prepaid expense..................................................            298,096           434,363
   Inventories................................................................................            150,044           150,444
   Restricted cash............................................................................            764,214           457,510
   Current derivative assets..................................................................            297,860           489,499
   Current assets held for sale...............................................................             39,542            39,542
   Other current assets.......................................................................             65,757            62,612
                                                                                                   --------------    --------------
      Total current assets....................................................................          3,825,717         3,428,037
                                                                                                   --------------    --------------
   Restricted cash, net of current portion....................................................            207,280           613,440
   Notes receivable, net of current portion...................................................            161,151           165,124
   Project development costs..................................................................             24,247            24,232
   Investments................................................................................             84,438            83,620
   Deferred financing costs...................................................................            197,083           210,809
   Prepaid lease, net of current portion......................................................            351,909           515,828
   Property, plant and equipment, net.........................................................         14,460,435        14,119,215
   Goodwill...................................................................................             45,160            45,160
   Other intangible assets, net...............................................................             53,199            54,143
   Long-term derivative assets................................................................            528,799           714,226
   Other assets...............................................................................            607,311           570,963
                                                                                                   --------------    --------------
      Total assets............................................................................     $   20,546,729    $   20,544,797
                                                                                                   ==============    ==============

                                   (Unaudited)

                                                                                                      March 31,       December 31,
                                                                                                         2006              2005
                                                                                                   --------------    --------------
                                                                                                          (In thousands, except
                                                                                                      share and per share amounts)
                         LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...........................................................................     $      521,491    $      399,450
   Accrued payroll and related expense........................................................             40,872            29,483
   Accrued interest payable...................................................................            185,759           195,980
   Income taxes payable.......................................................................             99,073            99,073
   Notes payable and other borrowings, current portion........................................            193,049           188,221
   Preferred interests, current portion.......................................................              8,877             9,479
   Capital lease obligations, current portion.................................................            284,932           191,497
   CCFC financing, current portion............................................................            782,991           784,513
   CalGen financing, current portion..........................................................          2,508,800         2,437,982
   Construction/project financing, current portion............................................          2,195,523         1,160,593
   Senior notes and term loans, current portion...............................................            641,777           641,652
   DIP Facility, current portion..............................................................              3,500                --
   Current derivative liabilities.............................................................            454,330           728,894
   Other current liabilities..................................................................            292,605           275,595
                                                                                                   --------------    --------------
      Total current liabilities...............................................................          8,213,579         7,142,412
   Notes payable and other borrowings, net of current portion.................................            468,864           558,353
   Preferred interests, net of current portion................................................            579,519           583,417
   Capital lease obligations, net of current portion..........................................                505            95,260
   Construction/project financing, net of current portion.....................................            173,581         1,200,432
   DIP Facility, net of current portion.......................................................            995,625            25,000
   Deferred income taxes, net of current portion..............................................            371,433           353,386
   Deferred revenue...........................................................................            133,899           138,653
   Long-term derivative liabilities...........................................................            714,267           919,084
   Other liabilities..........................................................................            158,197           151,437
                                                                                                   --------------    --------------
Total liabilities not subject to compromise...................................................         11,809,469        11,167,434
Liabilities subject to compromise.............................................................         14,527,162        14,610,064
Commitments and contingencies (see Note 11)
Minority interests............................................................................            274,074           275,384
Stockholders' equity (deficit):
   Preferred stock, $.001 par value per share; authorized 10,000,000 shares;
     none issued and outstanding in 2006 and 2005.............................................                 --                --
   Common stock, $.001 par value per share; authorized 2,000,000,000 shares; issued
     and outstanding 568,957,616 shares in 2006 and 569,081,863 shares in 2005................                569               569
   Additional paid-in capital.................................................................          3,266,890         3,265,458
   Additional paid-in capital, loaned shares..................................................            258,100           258,100
   Additional paid-in capital, returnable shares..............................................           (258,100)         (258,100)
   Accumulated deficit........................................................................         (9,202,603)       (8,613,160)
   Accumulated other comprehensive loss.......................................................           (128,832)         (160,952)
                                                                                                   --------------    --------------
      Total stockholders' deficit.............................................................         (6,063,976)       (5,508,085)
                                                                                                   --------------    --------------
        Total liabilities and stockholders' deficit...........................................     $   20,546,729    $   20,544,797
                                                                                                   ==============    ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                     Three Months Ended March 31,
                                                                                                         2006              2005
                                                                                                   --------------    --------------
                                                                                                          (In thousands, except
                                                                                                           per share amounts)
Revenue:
   Electricity and steam revenue..............................................................     $    1,019,991   $     1,256,695
   Transmission sales revenue.................................................................              1,599             3,744
   Sales of purchased power and gas for hedging and optimization..............................            276,345           767,706
   Mark-to-market activities, net.............................................................             36,225            (3,531)
   Other revenue..............................................................................             21,475            21,117
                                                                                                   --------------    --------------
      Total revenue...........................................................................          1,355,635         2,045,731
                                                                                                   --------------    --------------
Cost of revenue:
   Plant operating expense....................................................................            150,703           178,103
   Royalty expense............................................................................              6,479            10,279
   Transmission purchase expense..............................................................             20,677            20,874
   Purchased power and gas expense for hedging and optimization...............................            248,269           694,455
   Fuel expense...............................................................................            668,175           876,799
   Depreciation and amortization expense......................................................            115,109           116,733
   Operating plant impairments................................................................             49,653                --
   Operating lease expense....................................................................             21,600            24,777
   Other cost of revenue......................................................................             19,942            39,972
                                                                                                   --------------    --------------
      Total cost of revenue...................................................................          1,300,607         1,961,992
                                                                                                   --------------    --------------
        Gross profit..........................................................................             55,028            83,739
(Income) from unconsolidated investments......................................................                 --            (5,992)
Equipment, development project and other impairments..........................................              5,555               (73)
Project development expense...................................................................              4,256             8,720
Research and development expense..............................................................              3,727             7,034
Sales, general and administrative expense.....................................................             50,946            53,206
                                                                                                   --------------    --------------
Income (loss) from operations.................................................................             (9,456)           20,844
Interest expense..............................................................................            292,266           318,002
Interest (income).............................................................................            (20,205)          (13,985)
Minority interest expense.....................................................................              1,457            10,614
(Income) from repurchase of various issuances of debt.........................................                 --           (21,772)
Other (income) expense, net...................................................................             12,384            (4,630)
                                                                                                   --------------    --------------
Loss before reorganization items, benefit for income taxes,
  discontinued operations and cumulative effect of a change in accounting principle...........           (295,358)        (267,385)
Reorganization items..........................................................................            298,215                --
                                                                                                   --------------    --------------
Loss before benefit for income taxes, discontinued operations
  and cumulative effect of a change in accounting principle...................................           (593,573)         (267,385)
Provision (benefit) for income taxes..........................................................             (3,625)          (96,526)
                                                                                                   --------------    --------------
Loss before discontinued operations and cumulative effect of a change in
  accounting principle........................................................................           (589,948)         (170,859)
Discontinued operations, net of tax provision of $-- and $11,717..............................                 --             2,128
Cumulative effect of a change in accounting principle, net of tax provision
  of $312, and $--............................................................................                505                --
                                                                                                   --------------    --------------
      Net loss................................................................................     $     (589,443)   $     (168,731)
                                                                                                   ==============    ==============
Basic and diluted loss per common share:
   Weighted average shares of common stock outstanding........................................            478,747           447,599
   Loss before discontinued operations and cumulative effect of a change
     in accounting principle..................................................................     $        (1.23)   $        (0.38)
   Discontinued operations, net of tax........................................................                 --                --
   Cumulative effect of a change in accounting principle, net of tax..........................                 --                --
                                                                                                   --------------    --------------
      Net loss................................................................................     $        (1.23)   $        (0.38)
                                                                                                   ==============    ==============

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                   ---------------------------------
                                                                                                         2006              2005
                                                                                                   --------------    ---------------
                                                                                                             (In thousands)
Cash flows from operating activities:
   Net loss...................................................................................     $     (589,443)   $     (168,731)
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization(1)...........................................................            144,408           206,810
   Operating plant impairments................................................................             49,653                --
   Equipment, development project and other impairments.......................................              5,555                --
   Deferred income taxes, net.................................................................             (3,625)          (84,809)
   Gain on sale of assets.....................................................................              1,102             1,004
   Foreign currency transaction loss (gain)...................................................              6,381            (5,240)
   Minority interest expense..................................................................              1,457                --
   Change in net derivative liability.........................................................             (4,288)           24,487
   Income from unconsolidated investments in power projects...................................                 --            (6,064)
   Distributions from unconsolidated investments in power projects............................                 --             4,872
   Stock compensation expense.................................................................              2,237             7,136
   Other......................................................................................               (505)          (11,231)
   Reorganization items.......................................................................            253,695                --
Change in operating assets and liabilities:
   Accounts receivable........................................................................            162,601            61,092
   Other current assets.......................................................................            126,370            15,740
   Other assets...............................................................................            (87,858)          (39,243)
   Accounts payable and accrued expenses......................................................            169,292           (86,745)
   Other liabilities..........................................................................             67,919           (33,670)
   Liabilities subject to compromise..........................................................           (301,586)               --
                                                                                                   --------------    --------------
      Net cash provided by (used in) operating activities.....................................              3,365          (114,592)
                                                                                                   --------------    --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment.................................................           (114,958)         (257,299)
   Purchase of The Geysers Assets.............................................................           (266,846)               --
   Cash flows from derivatives not designated as hedges.......................................            (70,159)               --
   Decrease in restricted cash................................................................             99,455            42,943
   Other......................................................................................              1,810            (6,492)
                                                                                                   --------------    --------------
      Net cash (used in) investing activities.................................................           (350,698)         (220,848)
                                                                                                   --------------    --------------
Cash flows from financing activities:
   Borrowings from notes payable and lines of credit..........................................                 --             3,509
   Repayments of notes payable and lines of credit............................................            (85,952)          (89,005)
   Borrowings from project financing..........................................................             39,517           144,704
   Repayments of project financing............................................................            (36,003)          (41,654)
   Borrowings under CalGen revolver...........................................................             85,256                --
   Repayments on CalGen financing.............................................................            (14,901)               --
   DIP Facility borrowings....................................................................          1,150,000                --
   Repayments of DIP Facility.................................................................           (175,875)               --
   Repayments and repurchases of senior notes.................................................                 --           (61,197)
   Proceeds from issuance of preferred interests(2)...........................................                 --           260,000
   Redemptions of preferred interests.........................................................             (4,500)               --
   Proceeds from Deer Park prepaid commodity contract.........................................                 --           213,081
   Financing costs............................................................................            (29,019)          (47,851)
   Other......................................................................................             (5,304)          (12,877)
                                                                                                   --------------    --------------
      Net cash provided by financing activities...............................................            923,219           368,710
                                                                                                   --------------    --------------
Effect of exchange rate changes on cash and cash equivalents..................................                 --            (4,086)
Net increase in cash and cash equivalents including discontinued operations cash..............            575,886            29,184
Change in discontinued operations cash classified as current assets held for sale.............                 --            26,862
                                                                                                   --------------    --------------
Net increase in cash and cash equivalents.....................................................            575,886            56,046
Cash and cash equivalents, beginning of period................................................            785,637           718,023
                                                                                                   --------------    --------------
Cash and cash equivalents, end of period......................................................     $    1,361,523    $      774,069
                                                                                                   ==============    ==============

                              - Table Continues -

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                   ---------------------------------
                                                                                                         2006              2005
                                                                                                   --------------    ---------------
                                                                                                             (In thousands)
Cash paid during the period for:
   Interest, net of amounts capitalized.......................................................     $      289,831    $      299,699
   Income taxes...............................................................................     $           15    $        8,200
   Reorganization items included in operating activities......................................     $       62,306    $           --
------------

(1) Includes depreciation and amortization that is recorded in sales, general and administrative expense and interest expense.

(2) 2005 amount relates to the $260.0 million Calpine Jersey II offering of redeemable preferred securities.

      Schedule of non-cash investing and financing activities:

     o 2006 purchase of The Geysers Assets for $266.8 million in cash also resulted in non-cash increases in assets for property, plant and equipment of $180.6 million, and non-cash decreases of $8.0 million in prepaid assets, $1.2 million in deferred financing costs, and $196.7 million in non-current prepaid lease, and non-cash decreases in liabilities of $23.8 million in deferred revenue and $1.4 million in other current liabilities.

              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                      CALPINE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

1.  Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Interim Presentation -- The accompanying unaudited interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and subsidiaries have been prepared by the Company pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of the results for the entire year.

     Reclassifications -- Certain prior years' amounts in the Consolidated Condensed Financial Statements were reclassified to conform to the current period presentation. Sales of purchased gas for hedging and optimization were combined with sales of purchased power for hedging and optimization and are now being reported as sales of purchased power and gas for hedging and optimization. Purchased gas expense for hedging and optimization was combined with purchased power expense for hedging and optimization and is now being reported as purchased power and gas expense for hedging and optimization. Equipment cancellation and impairment cost is now being reported as equipment, development project and other impairments.

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

     Cash and Cash Equivalents -- We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed securities is limited to the operations of the respective projects. At March 31, 2006, and December 31, 2005, $440.6 million and $518.1 million, respectively, of the cash and cash equivalents balance was subject to such project finance facilities and lease agreements.

     Margin Deposits -- As of March 31, 2006, and December 31, 2005, to support commodity transactions, we had margin deposits with third parties of $165.3 million and $287.5 million, respectively. Counterparties had deposited with us $20.4 million and $27.0 million as margin deposits at March 31, 2006, and December 31, 2005, respectively.

     Restricted Cash -- We are required to maintain cash balances that are restricted by provisions of certain of our debt and lease agreements or by regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Statements of Cash Flows.

     The table below represents the components of our consolidated restricted cash as of March 31, 2006, and December 31, 2005 (in thousands):

                                                      March 31, 2006                                 December 31, 2005
                                       -------------------------------------------     --------------------------------------------
                                          Current      Non-Current        Total          Current       Non-Current       Total
                                       ------------    -----------     -----------     -----------     -----------    -------------
Debt service.......................    $     90,917    $   117,775     $   208,692     $   152,512     $   118,000    $     270,512
Rent reserve.......................          22,761             --          22,761          50,020              --           50,020
Construction/major maintenance.....          83,712         37,441         121,153          77,448          36,732          114,180
Proceeds from assets sales.........         410,906             --         410,906              --         406,905          406,905
Collateralized letters of credit
  and other credit support.........         130,531          9,394         139,925         148,959           9,327          158,286
Other..............................          25,387         42,670          68,057          28,571          42,476           71,047
                                       ------------    -----------     -----------     -----------     -----------    -------------
  Total............................    $    764,214    $   207,280     $   971,494     $   457,510     $   613,440    $   1,070,950
                                       ============    ===========     ===========     ===========     ===========    =============

     Effective Tax Rate -- For the three months ended March 31, 2006, the effective tax rate from continuing operations decreased to 0.6% as compared to 36.1% for the three months ended March 31, 2005. The quarterly tax provision on continuing operations is based on the estimated annual effective tax rate calculated by considering the Company's annual forecast; the effect of permanent non-taxable and non-deductible items; and the establishment of valuation allowances on deferred tax assets. Primarily due to valuation allowances recorded against deferred tax assets, we recognized less tax benefit on our pre-tax loss from continuing operations for the three months ended March 31, 2006.

     During the fourth quarter of 2005, Calpine Corporation and many of its subsidiaries filed for bankruptcy protection and recorded significant restructuring charges. Further, in accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an "ownership change" during or as a result of our bankruptcy filings. The U.S. Bankruptcy Court has entered an order that places certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases. However, we can provide no assurances that these limitations will prevent an "ownership change" or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation of indebtedness income that may occur as a result of the Chapter 11 restructuring.

     SFAS No. 109 requires all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law.

     Primarily due to our inability to assume future profits and due to our reduced ability to implement tax-planning strategies to utilize our NOLs while in bankruptcy, we concluded that valuation allowances on a portion of our deferred tax assets were required. Based on our analysis as of March 31, 2006, we have provided a valuation allowance against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences. See Note 2 for information regarding our bankruptcy filings.

     We are under an IRS review for the years 1999 through 2002 and are periodically under audit for various state and foreign jurisdictions for income and sales and use taxes. We believe that the ultimate resolution of these examinations will not have a material effect on our consolidated financial position.

  Recent Accounting Pronouncements

  SFAS No. 123-R

     In December 2004, FASB issued SFAS No. 123-R which requires a public company to use the fair value method of accounting for stock-based compensation. We adopted this standard as of January 1, 2006, and applied the modified prospective transition method. The modified prospective approach applies to the unvested portion of all awards granted prior to January 1, 2006, and to all prospective awards. Prior financial statements are not restated under this method.

     SFAS No. 123-R also requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized be presented as financing cash flows in the statement of cash flows. Prior to adopting this statement, we presented tax benefits from allowable deductions as operating cash flows in our Consolidated Condensed Statement of Cash Flows.

     As we previously adopted the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 123") on January 1, 2003, the adoption of SFAS No. 123-R did not have a material impact on our results of operations, cash flows or financial position. For the three months ended March 31, 2006, we recorded a cumulative effect of a change in accounting principle that increased income by $0.5 million, net of tax. See Note 10 for further details.

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

  SFAS No. 155

     In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140," to resolve issues addressed in DIG Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 (i) permits fair value remeasurement for hybrid financial instruments containing embedded derivatives, (ii) clarifies that certain types of financial instruments are not subject to the requirements of SFAS No. 133, (iii) requires an evaluation of interests in securitized financial assets to determine whether an embedded derivative requires bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, cash flows or financial position.

  SFAS No. 156

     In March 2006, FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--An Amendment of FASB Statement No. 140." The new statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The statement also (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, (iii) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value method for subsequent measurement and (iv) permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption permitted. We do not expect the adoption of this statement to have a material impact on our results of operations, cash flows or financial position.

2.  Bankruptcy Cases

     Since December 20, 2005, Calpine and 273 of its wholly owned subsidiaries in the United States have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court and 12 of its Canadian subsidiaries were granted relief in the Canadian Court under the CCAA, which, like Chapter 11, allows for reorganization under the protection of the court system. Certain other subsidiaries could file in the U.S. or Canada in the future. The Chapter 11 cases of the U.S. Debtors are being jointly administered for procedural purposes only by the U.S. Bankruptcy Court under the case captioned In re Calpine Corporation et al., Case No. 05-60200 (BRL). The Calpine Debtors are continuing to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Courts and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, the CCAA and applicable court orders, as well as other applicable laws and rules. In general, as debtors-in-possession, each of the Calpine Debtors is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the applicable Bankruptcy Court. The following discussion updates material events related to the Company's bankruptcy cases since December 31, 2005.

     On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving the $2.0 billion DIP Facility and removing the limitation on our ability to borrow thereunder. On February 23, 2006, the DIP Facility was amended and restated and the term loans were funded. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which will remain in place until the earlier of an effective plan of reorganization or December 20, 2007. In connection with and as a condition to the closing, on February 3, 2006, we acquired ownership of The Geysers Assets, which had previously been leased pursuant to a leveraged lease. We used borrowings under the DIP Facility to pay a portion of the purchase price for The Geysers Assets. The DIP Facility is secured by first priority liens on all of the unencumbered assets of the U.S. Debtors, including The Geysers Assets, and junior liens on all of their encumbered assets. In addition, the DIP Facility was amended on May 3, 2006, to, among other things, provide us with extensions of time (i) to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006, and (ii) to cause GPC to file for protection under Chapter 11 of the Bankruptcy Code. See Note 6 for further details regarding the DIP Facility.

     In addition, the U.S. Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed our business activities to continue to function. We have also sought and obtained U.S. Bankruptcy Court approval through our "first day" and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits, maintain our insurance programs and implement an employee severance program, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the U.S. Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time to file and seek approval of a plan of reorganization and to assume or reject real property leases.

     Both the U.S. Bankruptcy Court and the Canadian Court have established August 1, 2006, as the bar date for filing proofs of claim against the U.S. Debtors' estates and the Canadian Debtors' estates, respectively (after the Canadian Court extended its original bar date of June 30, 2006, to August 1,
2006). We have not fully analyzed the validity and enforceability of any submitted proofs of claim filed against the Calpine Debtors' estates to date. In addition, because the bar dates have not yet occurred, we expect that additional proofs of claim will be filed. Accordingly, it is not possible at this time to determine the extent of the claims that may be filed, whether or not such claims will be disputed, or whether or not such claims will be subject to discharge in the bankruptcy cases. Nor is it possible at this time to determine whether to establish any additional claims reserves. Once all applicable bar dates are established and all claims against the Calpine Debtors are filed, we will review all claims filed and begin the claims reconciliation process. In connection with the review and reconciliation process, we will also determine the reserves, if any, that may be established in respect of such claims. Notwithstanding the foregoing, we have recognized certain charges related to expected allowable claims.

     Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time. We have until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected (except for Calpine Debtors filing after the Petition Date, which have a longer period of time). As of the date of this filing, the Calpine Debtors have assumed certain contracts and unexpired leases related to non-residential real property and have identified the following significant contracts and leases to be rejected:

     o On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. At the time of filing the motion, we forecasted that it would cost us in excess of $1.2 billion if we were required to continue to perform under these PPAs rather than to sell the contracted energy at current market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court's decision to the United States Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006 and we have not yet received a decision. We can not determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and two of the PPAs are the subject of negotiated settlements. We continue to perform under the three PPAs that remain in effect. We can not presently determine the ultimate outcome of the pending court cases nor the market factors that will need to be considered in valuing the rejected contracts and therefore are unable to estimate the expected allowable claims related to these PPAs.

     o On January 16, 2006, CES-Canada, a Canadian debtor, repudiated its tolling agreement with Calgary Energy Centre. Calpine Corporation had guaranteed CES-Canada's performance under the tolling agreement. We recorded a non-cash charge of $232.5 million, which was reported as a reorganization item in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2006. This charge represents the estimated out-of-the money value of the contract to CES-Canada and the expected allowable claim from Calgary Energy Centre to Calpine Corporation under the guarantee.

     o On February 6, 2006, we filed a notice of rejection of our leasehold interests in the Rumford Power Plant and the Tiverton Power Plant with the U.S. Bankruptcy Court, and noticed the proposed surrender of the two plants to their owner-lessor. The owner-lessor declined to take possession and control of the plants at that time. Both the indenture trustee related to the leaseholds and the owner-lessor filed objections to the rejection. Additionally, the indenture trustee and ISO New England, Inc. filed motions to withdraw the reference of the rejection notice to the SDNY Court, arguing that the U.S. Bankruptcy Court does not have jurisdiction over the lease rejection dispute. We engaged in extensive negotiations with the indenture trustee with respect to the surrender of possession and control of the two power plants and the sale of certain ancillary assets related to the power plants in consideration for the satisfaction and discharge of the indenture trustee's administrative claims against us in the Chapter 11 cases. On May 18, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms and conditions of a transition agreement to be entered into between us, the indenture trustee and a receiver for certain assets of the owner-lessor to be appointed on a motion filed with the SDNY Court by the indenture trustee. The hearing with respect to the appointment of the receiver was heard before the SDNY Court on June 5, 2006, and a receiver was appointed on June 6, 2006. The hearing before the U.S. Bankruptcy Court with respect to the motion for approval of the transition agreement and with respect to the rejection notice, and all objections to both such pleadings, was held on June 7, 2006, and the transition agreement and effective date of the rejection of our leasehold interests in the Rumford and Tiverton power plants was approved by the U.S. Bankruptcy Court on June 9, 2006. In addition, we have been involved in negotiations with ISO New England, Inc. with respect to its objections to the rejection notice and on May 30, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms of a stipulation and settlement agreement by and among us, ISO New England, Inc., the receiver and the indenture trustee. The stipulation and settlement agreement provides for a standstill with respect to ISO New England, Inc.'s pending motion to withdraw the reference. The motion to approve the stipulation and settlement agreement was heard and approved by the U.S. Bankruptcy Court at the June 7, 2006, hearing. At closing on June 23, 2006, the receiver took possession and control of the Rumford and Tiverton power plants, as well as the ancillary assets related to the power plants transferred under the transition agreement and all of the motions to withdraw the reference related to the rejection notice were withdrawn or dismissed. In connection with the lease rejections, the Company expects to record a charge of approximately $109 million as its current estimate for an expected allowable claim related to the lease rejections and an additional charge of approximately $131 million to write off prepaid lease expense. The total amount of such charges is expected to be reported as a reorganization item in the Company's Consolidated Condensed Statements of Operations for the quarter ending June 30, 2006, and the portion representing the expected allowable claim will be recorded as a liability subject to compromise in the Consolidated Condensed Balance Sheet at June 30, 2006.

     o In February 2006, we filed notices of rejection with the U.S. Bankruptcy Court relating to our office leases in Portland, Oregon and in Deer Park, Texas. In March 2006, we filed notices of rejection relating to our office leases in Denver and Fort Collins, Colorado and in Tampa, Florida. In April 2006, we filed a notice of rejection relating to our office lease in Atlanta, Georgia. In May 2006, we filed a notice of rejection relating to our office lease in Dublin, California. The rejection of each of the foregoing leases has been approved by the U.S. Bankruptcy Court. We anticipate that it is more likely than not that we will file further notices of rejection with respect to additional office leases; in particular, we announced in April 2006 that we intend to close our Boston, Massachusetts office. We do not anticipate the expected allowable claims resulting from these office lease rejections, individually or in the aggregate, to be material.

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

     By order dated May 10, 2006 (as amended by an amended order dated May 17, 2006), the U.S. Bankruptcy Court approved our motion to repay the outstanding principal amount of First Priority Notes at par ($646.1 million) plus accrued and unpaid interest. We completed the repayment of the First Priority Notes in June 2006. Such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their claim to a "make whole" premium. On May 5, 2006, the First Priority Notes trustee filed an adversary proceeding in the U.S. Bankruptcy Court seeking a judgment on the merits of the claim for payment of the "make whole" premium. On June 21, 2006, the U.S. Bankruptcy Court rendered a verbal decision extending our time to answer the complaint in the adversary proceeding until the conclusion of an appeal filed in the SDNY Court by the First Priority Notes trustee of the U.S. Bankruptcy Court's May 10, 2006, order authorizing us to repay the outstanding principal amount of First Priority Notes. The appeal in the SDNY Court is pending.

     At this time, it is not possible to accurately predict the effects of the reorganization process on the business of the Calpine Debtors or if and when some or all of the Calpine Debtors may emerge from bankruptcy. The prospects for future results depend on the timely and successful development, confirmation and implementation of a plan or plans of reorganization. There can be no assurance that a successful plan or plans of reorganization will be proposed by the Calpine Debtors, supported by the Calpine Debtors' creditors or confirmed by the Bankruptcy Courts, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to the interests of each of the various creditor and equity or other security holder constituencies, and it is possible that the equity interests in or other securities issued by Calpine and the other Calpine Debtors will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities, or that certain creditors may ultimately receive little or no payment with respect to their claims. Whether or not a plan or plans of reorganization are approved, it is possible that the assets of any one or more of the Calpine Debtors may be liquidated.

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

3.  U.S. Debtors Condensed Combined Financial Statements

     Condensed combined financial statements of the Debtors are set forth below.

                        Condensed Combined Balance Sheet
                      March 31, 2006 and December 31, 2005

                                                                                                                 Debtors
                                                                                                   --------------------------------
                                                                                                              (in millions)
                                                                                                       March 31,       December 31,
                                                                                                         2006              2005
                                                                                                   ---------------   --------------
Assets:
   Current assets.............................................................................       $   5,250         $   5,448
   Restricted cash, net of current portion....................................................              52               458
   Investments................................................................................           1,831             2,113
   Property, plant and equipment, net.........................................................           8,630             7,730
   Other assets...............................................................................           1,515             1,647
                                                                                                     ---------         ---------
      Total assets............................................................................       $  17,278         $  17,396
                                                                                                     =========         =========
Liabilities not subject to compromise:
   Current liabilities........................................................................       $   4,961         $   4,866
   Long-term debt.............................................................................           1,143               175
Long-term derivative liabilities..............................................................             557               744
Other liabilities.............................................................................             369               235
Liabilities subject to compromise.............................................................          16,230            16,714
Minority interest.............................................................................             274               275
Stockholders' (deficit).......................................................................       $  (6,256)           (5,613)
                                                                                                     ---------         ---------
      Total liabilities and stockholders' (deficit)...........................................       $  17,278         $  17,396
                                                                                                     =========         =========

     See Note 7 for detail of liabilities subject to compromise.

                   Condensed Combined Statements of Operations
                    For the Three Months Ended March 31, 2006

                                                                                                                          Debtors
                                                                                                                       (in millions)
                                                                                                                       -------------
Total revenue...................................................................................................       $      1,178
Total cost of revenue...........................................................................................              1,192
Operating expenses..............................................................................................                 87
                                                                                                                       ------------
   Loss from operations.........................................................................................               (101)
Interest expense................................................................................................                176
Other (income) expense, net.....................................................................................                 13
Reorganization items, net.......................................................................................                298
Provision for income taxes......................................................................................                  4
                                                                                                                       ------------
   Loss before cumulative effect of a change in accounting principle............................................               (592)
Cumulative effect of a change in accounting principle...........................................................                  1
                                                                                                                       ------------
      Net loss..................................................................................................       $       (591)
                                                                                                                       ============

                   Condensed Combined Statements of Cash Flows
                    For the Three Months Ended March 31, 2006

                                                                                                                            U.S.
                                                                                                                          Debtors
                                                                                                                       (in millions)
                                                                                                                       -------------
Net cash provided by (used in):
   Operating....................................................................................................       $    (29,728)
   Investing activities.........................................................................................           (310,876)
   Financing activities.........................................................................................          1,006,698
                                                                                                                       ------------
Net increase in cash and cash equivalents.......................................................................            666,094
Cash and cash equivalents, beginning of period..................................................................            443,929
Effect on cash of new debtor filings............................................................................             65,618
                                                                                                                       ------------
Cash and cash equivalents, end of period........................................................................       $  1,175,641
                                                                                                                       ============
Cash paid for reorganization items included in operating activities.............................................       $     62,306
                                                                                                                       ============

  Basis of Presentation

     The U.S. Debtors' Condensed Combined Financial Statements exclude the financial statements of the Non-U.S. Debtor parties. Transactions and balances of receivables and payables between U.S. Debtors are eliminated in consolidation. However, the U.S. Debtors' Condensed Combined Balance Sheet includes receivables from and payables to related Non-U.S. Debtor parties. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.

  Interest Expense

     Interest expense related to pre-petition LSTC has been reported only to the extent that it will be paid during the pendency of the bankruptcy cases or is permitted by the Cash Collateral Order or is expected to be an allowed claim. Contractual interest to unrelated parties on liabilities subject to compromise not reflected in the financial statements for the three months ended March 31, 2006 was approximately $77.2 million.

  Reorganization Items

     Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments related to terminated contracts that are probable and can be estimated and charges related to expected allowable claims. The table below lists the significant items recognized within this category for the three months ended March 31, 2006 (in millions).

                                                                                                                       Three Months
                                                                                                                           Ended
                                                                                                                      March 31, 2006
                                                                                                                      --------------
Provision for expected allowable claims(1)......................................................................       $       229.8
Professional fees...............................................................................................                27.9
DIP financing costs.............................................................................................                27.8
Other...........................................................................................................                12.7
                                                                                                                      --------------
   Total reorganization items...................................................................................       $       298.2
                                                                                                                       =============
----------

(1) This charge primarily includes the expected allowable claim by Calgary Energy Centre against Calpine Corporation under its guarantee of CES-Canada's performance under a tolling agreement between Calgary Energy Centre and CES-Canada.

4.  Property, Plant and Equipment, Net and Capitalized Interest

     As of March 31, 2006 and December 31, 2005, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in thousands):

                                                                                                       March 31         December 31
                                                                                                         2006              2005
                                                                                                   --------------    --------------
Buildings, machinery, and equipment...........................................................     $   14,129,052    $   14,023,358
Oil and gas pipelines.........................................................................             90,898           106,752
Geothermal properties.........................................................................            931,636           480,149
Other.........................................................................................            203,470           178,145
                                                                                                   --------------    --------------
                                                                                                       15,355,056        14,788,404
Less: Accumulated depreciation................................................................         (1,987,325)       (1,872,989)
                                                                                                   --------------    --------------
                                                                                                       13,367,731        12,915,415
Land..........................................................................................             89,797            92,595
Construction in progress......................................................................          1,002,907         1,111,205
                                                                                                   --------------    --------------
Property, plant and equipment, net............................................................     $   14,460,435    $   14,119,215
                                                                                                   ==============    ==============

     Geothermal Properties -- Our subsidiary GPC acquired The Geysers Assets on February 3, 2006. Previously, GPC leased the plants from Geysers Statutory Trust (which is not an affiliate of ours) pursuant to a leveraged operating lease. The purchase price for the plants was approximately $157.6 million, plus certain costs and expenses (including an $8.0 million option payment). Immediately following the acquisition, we redeemed certain notes issued by Geysers Statutory Trust in connection with the leveraged lease structure at a cost of approximately $109.3 million. As a result of the acquisition, prepaid lease expense, net of deferred items, of $172.6 million was reclassified to Property, plant and equipment, net in the Consolidated Condensed Balance Sheet. We applied a remaining useful life of 35 years from the date in May 1999 when we acquired the majority of our geothermal resource assets, in calculating depreciation on these power plant assets, which is consistent with the useful life for our other (gas-fired) base load power plants.

     Construction in Progress -- In January 2006, the Freeport Energy Center in Freeport, Texas began producing steam through the use of auxiliary boilers. In March 2006, Phase II of the Fox Energy Center in Kaukauna, Wisconsin began commercial operation. Accordingly, the construction in progress costs were transferred to the applicable property category, primarily buildings, machinery and equipment.

     Capitalized Interest -- For the three months ended March 31, 2006 and 2005, the total amount of interest capitalized was $10.3 million and $70.1 million, including $7.1 million and $10.7 million, respectively, of interest incurred on funds borrowed for specific construction projects and $3.2 million and $59.4 million, respectively, of interest incurred on general corporate funds used for construction. The decrease in the amount of interest capitalized during the three months ended March 31, 2006, reflects the completion of construction for several power plants, the suspension of certain of our development and construction projects, and a reduction in our development and construction program in general.

     Impairment Evaluation -- As of March 31, 2006, we determined that a near-term sale of the Fox Energy Center was likely. Based on an evaluation of the probability-weighted expected future cash flows (considering both potentially continuing to own and operate the Fox Energy Center and selling it), we determined that the carrying amount of the facility was impaired. As a result, during the quarter ended March 31, 2006, we recorded to Operating plant impairments in the Consolidated Condensed Statement of Operations a $49.7 million non-cash impairment charge to write down the net book value to estimated market prices.

5.  Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes our net loss, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, unrealized gains and losses from available-for-sale securities, which are marked-to-market, our share of equity method investee's OCI, and the effects of foreign currency translation adjustments. We report AOCI in our Consolidated Condensed Balance Sheet. The table below details the changes during the three months ended March 31, 2006 and 2005, in the Company's AOCI balance and the components of our comprehensive loss (in thousands):

     Statement of Comprehensive Loss:

                                                                                                       For the Three Months Ended
                                                                                                                March 31
                                                                                                   --------------------------------
                                                                                                         2006              2005
                                                                                                   --------------    --------------
Net loss......................................................................................     $     (589,443)   $     (168,731)
Other comprehensive income (loss), net of tax:
   Comprehensive pre-tax gain (loss) on cash flow hedges before reclassification adjustment...             65,085           (90,719)
   Reclassification adjustment for gains included in net loss.................................            (11,943)           (4,044)
   Pre-tax gain on available-for-sale investments.............................................                 --             1,150
   Foreign currency translation gain (loss)...................................................                319           (12,830)
   Income tax benefit (provision).............................................................            (21,341)           29,547
                                                                                                   --------------    --------------
      Total comprehensive loss................................................................     $     (557,323)   $     (245,627)
                                                                                                   ==============    ==============

6.  Debt

     DIP Facility -- Pursuant to the DIP Facility, and applicable orders of the U.S. Bankruptcy Court, the lenders have made available to Calpine up to $2.0 billion comprising a $1.0 billion revolving loan and letter of credit facility, a $400 million first priority term loan facility and a $600 million second priority term loan facility. The proceeds of borrowings and letters of credit issued under the DIP Facility's revolving loan will be used, among other things, for working capital and other general corporate purposes. As of December 31, 2005, we had outstanding borrowings of $25 million under the DIP revolving loan. During the three months ended March 31, 2006, we borrowed an additional $150 million under the revolving loan facility, $400 million under the first priority term loan facility and $600 million under the second priority term loan facility, including borrowings under the revolving loan facility in February 2006 that were used to fund a portion of the costs in connection with the purchase of The Geysers Assets. We repaid the total $175 million outstanding under the revolving loan facility, plus the related interest and $0.9 million of the amounts outstanding under the first priority term loan facility, plus the related interest. Accordingly, at March 31, 2006, there was $999.1 million outstanding under the term loan facilities and nothing outstanding under the revolving loan facility. In May 2006 and June 2006, a portion of the funds drawn under the term loan facilities, together with approximately $409 million, plus related interest of restricted cash, were used to repay $646.1 million of our First Priority Notes. In addition, approximately $3.4 million of letters of credit had been issued against the revolving loan facility subsequent to March 31, 2006.

     Debt, Lease and Indenture Covenant Compliance -- Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. The DIP Facility was amended on May 3, 2006, to, among other things, provide us with an extension of time to deliver certain financial information for the quarter ended March 31, 2006, to the DIP Facility lenders. Such extension expired on June 29, 2006, without the financial information having been delivered. Under the DIP Facility, we have an additional 15 days to cure any failure to deliver such information, and we have delivered such information (which is included in this Report) within such period. Accordingly, as of the time of the filing of this Report with the SEC, we are in compliance with the DIP Facility covenants.

     In addition, our bankruptcy filings constituted an event of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness of the Calpine Debtors outstanding at the Petition Date. As a result of the events of default, the debt outstanding under the affected debt instruments generally became automatically and immediately due and payable. We believe that any efforts to enforce such payment obligations are stayed as a result of the bankruptcy filings and subject to our bankruptcy cases. Such events of default may also have constituted breaches of executory contracts and unexpired leases of Calpine Debtors. Actions taken by counterparties or lessors based on such breaches we believe are also stayed as a result of the bankruptcy filings. However, under the Bankruptcy Code, we must cure all pre-petition defaults of executory contracts and unexpired leases that we seek to assume. Once we assume an executory contract or unexpired lease pursuant to an order of the U.S. Bankruptcy Court, such executory contract or unexpired lease becomes a post-petition obligation of the Company and efforts on the part of counterparties or lessors to enforce our obligations under such contracts or leases may or may not be stayed as a result of the bankruptcy filings. See Note 2 for information regarding the assumption of executory contracts and unexpired leases.

     In addition, as described further below, the bankruptcy filings by certain of the Calpine Debtors caused, directly or indirectly, defaults or events of default under the debt of certain Non-Debtor entities. Such events of default (or defaults that become events of default) could give holders of debt under the relevant instruments the right to accelerate the maturity of all debt outstanding thereunder if the defaults or events of default were not cured or waived.

  Calpine Debtor Entities

     In addition to the events of default caused as a result of our bankruptcy filings, we may not be in compliance with certain other covenants under the indentures or other debt or lease instruments, the obligations under all of which have been accelerated, of Calpine Debtor entities. In particular:

     o We were required to use the proceeds of certain asset sales and issuances of preferred stock completed in 2005 to make capital expenditures, to acquire permitted assets or capital stock, or to repurchase or repay indebtedness in the first three quarters of 2006. However, as a result of the bankruptcy filings, we have not been, and do not expect to be, able to do so.

     o We sold our remaining oil and gas assets on July 7, 2005. The gas component of such sale constituted a sale of "designated assets" under certain of our indentures, which restrict the use of the proceeds of sales of designated assets. In accordance with the indentures, we used $138.9 million of the net proceeds of $902.8 million from the sale to repurchase First Priority Notes from holders pursuant to an offer to purchase. We used approximately $308.2 million, plus accrued interest, of the net proceeds to purchase natural gas assets in storage. The remaining $406.9 million and interest income subsequently earned thereon, remained in a restricted designated asset sale proceeds account pursuant to the indentures governing the First and Second Priority Notes until it was used to purchase First Priority Notes in May 2006. As described in Note 11, in a lawsuit in the Delaware Chancery Court captioned Calpine Corporation v. The Bank of New York, Collateral Trustee for Senior Secured Note Holders, et al., the Delaware Chancery Court found in November 2005 that our use of the approximately $308.2 million of proceeds to make purchases of gas assets in storage was in violation of such indentures and ordered that amount to be returned to a designated asset sale proceeds account. The Delaware Supreme Court affirmed the Delaware Chancery Court's decision on December 20, 2005. Later that same day, the case was stayed upon our bankruptcy filing. As a result, we have not refunded the approximately $308.2 million of proceeds.

     In addition, as part of our "first day" filings in the Chapter 11 cases, we assumed certain unexpired leases and executory contracts related to the sale/leaseback transaction at the Agnews power plant. Currently, we are not in compliance with the insurance requirements set forth in the financing documents related to this sale/leaseback. We have obtained a partial waiver from the financing parties regarding the insurance requirements and are currently seeking to obtain a further waiver. In addition, Agnews has failed to deliver to the financing parties certain financial reports and operational reports as required under the financing documents. Such failure may become an event of default if the information is not provided. As a result, our obligations under this financing have been classified as current.

     In addition, while it does not affect a debt instrument, we own a 50% interest in Acadia PP through our wholly owned subsidiary, Calpine Acadia
Holdings, LLC, which is a U.S. Debtor. The remaining 50% is owned by a subsidiary of Cleco, Acadia Power Holdings, LLC. Calpine Acadia Holdings, LLC and Acadia Power Holdings, LLC are subject to a limited liability company agreement which, among other things, governs their relationship with regard to ownership of Acadia PP. The limited liability company agreement provides that bankruptcy of Calpine Acadia Holdings, LLC is an event of default under such agreement and sets forth certain exclusive remedies in the event that an event of default occurs, including winding up Acadia PP or permitting the non-defaulting party to buy out the defaulting party's interest at market value less 20%. However, we believe that any efforts to enforce such remedies would be stayed as a result of the bankruptcy filings and subject to our bankruptcy cases.

  Non-Debtor Entities

     Blue Spruce Energy Center. In connection with the project financing transaction by Blue Spruce, an event of default existed under the project credit agreement as of March 31, 2006, due to cross default provisions related to the bankruptcy filing by CES. We have obtained an amendment and waiver under the project credit agreement from the lender. Under the waiver agreement, the cross defaults due to CES' bankruptcy filing were waived unless and until the CES tolling agreement related to the Blue Spruce facility is rejected in the Chapter 11 cases. In addition, the waiver agreement and the terms of the project credit agreement provide us with additional time to deliver certain financial information required under the project financing documents so long as we are seeking to cure such failure and it does not have a material adverse effect.

     Calpine King City Cogen. In connection with the sale/leaseback transaction at the King City power plant, the bankruptcy filings by certain affiliates of King City Cogen on December 20, 2005, constitute an event of default under the lease agreement. We have obtained a forbearance agreement that is in effect until January 1, 2007. Subsequently, we have failed to deliver certain financial information and certificates for this project within the times provided under the lease and participation agreement, which failures have become events of default. As a result, our obligations under this financing have been classified as current.

     CCFC. In connection with the note and term loan financing at CCFC, on each of March 15 and June 9, 2006, CCFC entered into waiver agreements under the indenture governing its notes and the credit agreement governing its term loans, in each case upon the receipt by CCFC of the consent of a majority of the holders of CCFC's notes and the agreement of a majority of the CCFC term loan lenders pursuant to a consent solicitation and request for amendment. The March 15 waiver agreements provide for the waiver of certain defaults that occurred following our bankruptcy filings as a result of the failure of CES, a U.S. Debtor, to make certain pre-petition payments to CCFC under a PPA between CES and CCFC. In connection with the March 15 waivers, CCFC made a consent payment of $1.89783 per each $1,000 principal amount of notes or term loans held by consenting noteholders or term loan lenders, as applicable. The June 9 waiver agreements provide for the waiver of certain defaults and events of default that resulted from (i) the failure of CES to make a portion of the payments due to CCFC in March 2006 under the CES PPA with CCFC and to cure such default within the applicable cure period, and (ii) CCFC's failure to timely deliver certain financial reports as required pursuant to the CCFC notes indenture and the term loan credit facility. The June 9 waiver agreements require CCFC to reach agreement with its noteholders and term loan lenders regarding the treatment of the CES PPA with CCFC in the Chapter 11 cases by August 4, 2006; if such agreement is not reached, the June 9 waivers will cease to be effective. As a result of the defaults and events of default that are the subject of the June 9 waivers, the CCFC notes and term loans are classified as current.

     CCFCP. In connection with the redeemable preferred shares issued by CCFCP, CCFCP has entered into an agreement with its preferred members holding a majority of the CCFCP redeemable preferred shares amending its LLC operating agreement. The amendment agreement, among other things, acknowledges that the March 15 waiver agreements under the CCFC indenture and term loan credit agreement satisfied the provisions of a standstill agreement entered into on February 24, 2006, between CCFCP and its preferred members pursuant to which the preferred members had agreed not to declare a "voting rights trigger event," as defined in CCFCP's LLC operating agreement, to have occurred or to seek to appoint replacement directors to the board of CCFCP, provided that certain conditions were met, including obtaining such waiver agreements. Accordingly, the terms of the standstill agreement were satisfied. Upon the occurrence of a CCFCP voting rights trigger event, the holders of the CCFCP redeemable preferred shares may, at their option, remove and replace the existing CCFCP directors unless and until the CCFCP voting rights trigger event has been waived by the holders of a majority of the CCFCP redeemable preferred shares or until the consequences of the CCFCP voting rights trigger event have been fully cured. On June 21, 2006, CCFCP notified its preferred members that a CCFCP voting rights trigger event could be declared if CCFCP fails, within the applicable cure period, to provide certain quarterly financial reports as required under its LLC operating agreement.

     Fox Energy Center. In connection with the sale/leaseback transaction at the Fox Energy Center, the bankruptcy filings by certain affiliates of Calpine Fox, LLC on December 20, 2005, constituted an event of default under the lease and certain other agreements relating to the sale/leaseback transaction. In addition, Calpine Fox, LLC failed to pay a portion of the rent payment due on March 30, 2006, which payment default is also an event of default under the lease and certain other agreements relating to the sale/leaseback transaction, and have failed to deliver certain financial information within prescribed deadlines. Subsequent to the rent payment default, Calpine Fox, LLC cured the rent shortfall for the March 30, 2006, rent payment. We have entered into a forbearance agreement and side letter with the Fox Energy Center owner lessor and owner participant, pursuant to which they have agreed not to exercise certain rights and remedies under the lease and other agreements relating to such events of default. The protections afforded by the forbearance agreement and side letter currently expire on June 30, 2006. The Fox Energy Center is one of the designated projects for which further funding has been limited in connection with our bankruptcy cases. Such failure may become an event of default if the information is not provided within applicable cure periods. As a result, our obligations under the credit agreement have been classified as current. As of March 31, 2006, we determined that a near-term sale of our leasehold interest in the Fox Energy Center was likely.

     Freeport Energy Center and Mankato Energy Center. In connection with the project financing transaction by Freeport and Mankato, an event of default existed under the project credit agreement due to cross default provisions related to the bankruptcy filings by certain Calpine affiliates. During the three months ended March 31, 2006, the lenders under the project credit agreement provided a waiver of the event of default unless and until any of the major project documents related to the facilities, to which Calpine Operating Services Company, Inc., Calpine Construction Management Company, Inc., or CES is a party is rejected in the bankruptcy case. Subsequently, we have failed to deliver certain financial information for these projects within the times provided under the project credit agreement. Such failure may become an event of default if the information is not provided within applicable cure periods. As a result, our obligations under the project credit agreement have been classified as current.

     Metcalf Energy Center. In connection with the financing transactions by Metcalf, certain events of default occurred under the Metcalf credit agreement as a result of our bankruptcy filings and related failures to fulfill certain payment obligations under a PPA between CES and Metcalf. Such events of default also triggered a "voting rights trigger event" under Metcalf's LLC agreement, which contains the terms of Metcalf's redeemable preferred shares. Upon the occurrence of a Metcalf voting rights trigger event, the holders of the Metcalf redeemable preferred shares may, at their option, remove and replace the existing Metcalf directors unless and until the Metcalf voting rights trigger event has been waived by the holders of a majority of the Metcalf redeemable preferred shares or until the consequences of the Metcalf voting rights trigger event have been fully cured. Metcalf entered into waiver agreements on April 18, 2006, and June 21, 2006, with the requisite lenders under the credit agreement waiving the foregoing events of default in exchange for a fee of 20 basis points (0.20%) of the total outstanding amounts of the loans and Metcalf's commitment to assert claims in the bankruptcy cases against Calpine, CES, and Calpine Construction Management Company, Inc. As a result, our obligations under the credit agreement have been classified as current. Metcalf is seeking to resolve any issues with the holders of its redeemable preferred shares with respect to the Metcalf voting rights trigger event through waivers or other means.

     Newark Power Plant and Parlin Power Plant. In connection with our financing transaction at the Newark and Parlin power plants, both of which are designated projects for which further funding has been limited in connection with our bankruptcy cases, we are not in compliance with certain covenants under a credit agreement under which a letter of credit was issued. Such defaults occurred as a result of our bankruptcy filings, our failure to fulfill requirements relating to the payment of certain obligations, and our failure to comply with terms of certain of the Newark and Parlin project agreement. Consequently, we may be required to fully cash collateralize the letter of credit.

     Pasadena Power Plant. In connection with our Pasadena lease financing transaction, the bankruptcy filings by us and certain of our subsidiaries on December 20, 2005, constituted an event of default under Pasadena's facility lease and certain other agreements relating to the transaction, which resulted in events of default under the indenture governing certain notes issued by the Pasadena owner lessor. We entered into a forbearance agreement with the holders of a majority of the outstanding notes pursuant to which the noteholders have agreed to forebear from taking any action with respect to such events of default, which forbearance agreement was extended from month to month until May 1, 2006. We are seeking a longer-term forbearance agreement from the noteholders. In addition, we have failed to deliver certain financial information for this project within the times provided under the facility lease and certain other agreements, which has resulted in events of default under the lease and certain other agreements related to the transaction. As a result, our obligations with respect to this lease financing have been classified as current.

     Riverside Energy Center and Rocky Mountain Energy Center. In connection with the project financing transactions by Riverside and Rocky Mountain, an event of default occurred under the project credit agreements due to cross default provisions related to the bankruptcy filings by certain Calpine affiliates. During the three months ended March 31, 2006, the lenders under the project credit agreements provided an omnibus amendment and waiver of such events of default unless and until any of the major project documents related to the facilities to which any Calpine Debtor is a party are rejected in the bankruptcy cases. Subsequently, we have failed to deliver certain financial information for these projects within the times provided under the project credit agreements. Such failures may become events of default if the information is not provided within applicable cure periods. As a result, our obligations under the project credit agreements have been classified as current.

7.  Liabilities Subject to Compromise

     The claims bar dates--the dates by which claims against the Calpine Debtors must be filed with the applicable Bankruptcy Court--have been set for August 1, 2006, by each of the Bankruptcy Courts. Accordingly, not all potential claims would have been filed as of March 31, 2006, and we expect that additional claims will be filed against us prior to the claims bar dates. The amounts of LSTC at March 31, 2006, and December 31, 2005, consisted of the following (in millions):

                                                                                                   March 31, 2006  December 31, 2005
                                                                                                   --------------  -----------------
Accounts payable and accrued liabilities(1)...................................................     $        394.6   $         724.2
Terminated derivative liabilities.............................................................              134.2             133.6
Project financing.............................................................................              164.0             166.5
Convertible notes.............................................................................            1,823.5           1,823.5
Second priority senior secured notes(2).......................................................            3,671.9           3,671.9
Unsecured senior notes........................................................................            1,880.0           1,880.0
Notes payable and other liabilities - related party...........................................            1,100.6           1,078.0
Provision for expected allowable claims(3)....................................................            5,358.4           5,132.4
                                                                                                   --------------   ---------------
   Total liabilities subject to compromise....................................................     $     14,527.2   $      14,610.1
                                                                                                   ==============   ===============
----------

(1) Accounts payable and accrued liabilities within LSTC declined due primarily to settling by netting accounts receivables against pre-petition payables with certain CES counterparties, where netting agreements were in place.

(2) We have not made, and currently do not propose to make, an affirmative determination whether our Second Priority Debt is fully secured or under-secured. We do, however, believe that there is uncertainty about whether the market value of the assets securing the obligations owing in respect of the Second Priority Debt is less than, equals or exceeds the amount of these obligations. Accordingly, we have classified the Second Priority Debt as "liabilities subject to compromise."

(3) Consists primarily of estimated allowed claims related to guarantees by Calpine Corporation of repayment of unsecured senior notes (original principal amount of $2,597.2 million) for two wholly owned finance subsidiaries of ours, ULC I and ULC II. The amounts outstanding to unrelated security holders had been reduced to $1,943.0 million at December 31, 2005, due to repurchases of such senior notes. However, some of the repurchased notes are held by certain of the Company's Canadian subsidiaries and are expected to give rise to allowable claims by these subsidiaries under the above guarantees. Additionally, there is a guarantee by Calpine Corporation of the obligations of its wholly owned subsidiary, Quintana Canada Holdings, LLC, under certain subscription agreements with ULC I, under which claims may be asserted for the same amounts sought under the Calpine Corporation guarantees of the ULC I notes. Although the expected claims are redundant relative to the underlying exposure to unrelated security holders, we determined that these duplicative claims were probable of being allowed into the claim pool by the U.S. Bankruptcy Court, although the Debtors fully reserve their right in this regard.

8.   Derivative Instruments

     The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at March 31, 2006, for our derivative instruments:

                                                                                                     Commodity
                                                                                  Interest Rate      Derivative           Total
                                                                                   Derivative       Instruments        Derivative
                                                                                  Instruments            Net           Instruments
                                                                                 --------------    --------------    --------------
Current derivative assets....................................................    $        4,178    $      293,682    $      297,860
Long-term derivative assets..................................................            11,930           516,869           528,799
                                                                                 --------------    --------------    --------------
   Total assets..............................................................    $       16,108    $      810,551    $      826,659
                                                                                 ==============    ==============    ==============
Current derivative liabilities...............................................    $        3,864    $      450,466    $      454,330
Long-term derivative liabilities.............................................            14,345           699,922           714,267
                                                                                 --------------    --------------    --------------
   Total liabilities.........................................................    $       18,209    $    1,150,388    $    1,168,597
                                                                                 ==============    ==============    ==============
      Net derivative assets (liabilities)....................................    $       (2,101)   $     (339,837)   $     (341,938)
                                                                                 ==============    ==============    ==============

     Of our net derivative assets, $149.0 million and $22.8 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from us and other subsidiaries of ours. We fully consolidate CNEM and we record the derivative assets of PCF in our balance sheet.

     Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at March 31, 2006 (in thousands):

Net derivative liabilities......................................................................................     $     (341,938)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness.............................            387,174
Cash flow hedges terminated prior to maturity...................................................................           (239,943)
Cumulative OCI tax benefit......................................................................................             67,781
                                                                                                                     --------------
   Accumulated other comprehensive loss from derivative instruments, net of tax(1)..............................     $     (126,926)
                                                                                                                     ==============
------------

(1)  Amount represents one portion of our total AOCI balance.

     The tables below reflect the impact of mark-to-market gains (losses) on our
pre-tax   earnings  for  the  three  months  ended  March  31,  2006  and  2005, respectively (in thousands):

                                                                                                                      Three Months
                                                                                                                          Ended
                                                                                                                     March 31, 2006
                                                                                                                     --------------
Natural gas derivatives(1)......................................................................................     $      (79,743)
Power derivatives(1)............................................................................................            106,284
Interest rate derivatives(1)....................................................................................              9,684
                                                                                                                     --------------
   Total........................................................................................................     $       36,225
                                                                                                                     ==============

                                                                                                                      Three Months
                                                                                                                          Ended
                                                                                                                     March 31, 2005
                                                                                                                     --------------
Natural gas derivatives(1)......................................................................................     $      (16,703)
Power derivatives(1)............................................................................................             13,172
Interest rate derivatives(2)....................................................................................                (33)
                                                                                                                     --------------
   Total........................................................................................................     $       (3,564)
                                                                                                                     ==============
------------

(1)  Represents  the  realized  and  unrealized   mark-to-market  activity.  The
     activity  is  presented  in  the  Consolidated   Condensed   Statements  of
     Operations as Mark-to-market activities, net.

(2) Recorded within Other income in the Consolidated Condensed Statements of Operations.

     The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the three months ended March 31, 2006 and 2005, respectively (in thousands):

                                                                                                        2006              2005
                                                                                                   --------------    --------------
Natural gas and crude oil derivatives.........................................................     $      145,686    $       28,800
Power derivatives.............................................................................           (131,282)          (17,772)
Interest rate derivatives.....................................................................             (2,461)           (6,481)
Foreign currency derivatives..................................................................                 --              (503)
                                                                                                   --------------    --------------
   Total derivatives..........................................................................     $      (11,943)   $       (4,044)
                                                                                                   ==============    ==============

     As of March 31, 2006, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 3 and 10 years, for commodity and interest rate derivative instruments, respectively. We currently estimate that pre-tax losses of $134.4 million would be reclassified from AOCI into earnings during the twelve months ended March 31, 2007, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

     The table below presents (in thousands) the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates and exchange rates over time.

                                        2006          2007          2008          2009          2010       Thereafter       Total
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Gas OCI..........................  $    156,599  $     11,800  $         --  $         --  $         --  $         --  $    168,399
Power OCI........................      (292,915)      (33,717)       (5,942)       (4,336)       (3,037)           --      (339,947)
Interest Rate OCI................        (1,894)         (574)          177          (804)       (1,544)      (18,521)      (23,160)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Total pre-tax OCI.............  $   (138,210) $    (22,491) $     (5,765) $     (5,140) $     (4,581) $    (18,521) $   (194,708)
                                   ============  ============  ============  ============  ============  ============  ============

9.  Loss per Share

     Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. For the three months ended March 31, 2006 and 2005, 0.1 million and
11.4 million shares underlying our convertible securities were not considered in the calculation due to our net losses and conversion prices in excess of our current stock price. Such inclusion would have been anti-dilutive. We also excluded 89 million shares of common stock subject to a share lending agreement with Deutsche Bank AG London.

10.  Stock-Based Compensation

   1996 Stock Incentive Plan

     Under the SIP, we may grant stock options to directors, certain employees and consultants or other independent advisors at an exercise price that generally equals our common stock's closing selling price on the date of grant. The SIP options generally vest ratably over four years with a maximum exercise period of 7 or 10 years after the grant date. The maximum number of common shares reserved for issuance over the term of the SIP shall not exceed 78,555,845.

     A summary of the SIP is as follows:

                                                                                                                       Aggregate
                                                                                     Weighted        Remaining         Intrinsic
                                                                    Number of         Average          Term              Value
                                                                     Options      Exercise Price     (in years)       (in millions)
                                                                   ----------     --------------   --------------    --------------
Outstanding - December 31, 2005............................        37,090,268     $        7.62
                                                                   ----------     -------------
   Granted.................................................                --                --
   Exercised...............................................                --                --
   Forfeited...............................................         1,567,029              4.11
   Expired.................................................         3,300,425              4.44
                                                                   ----------    --------------
Outstanding - March 31, 2006...............................        32,222,814     $        8.12
                                                                   ==========     =============
Exercisable - March 31, 2006...............................        26,918,338     $        8.90             5.10     $           --
                                                                   ==========     =============    ==============    ==============

     The fair value of options granted was determined on the grant date using the Black-Scholes pricing model. Certain assumptions were used in order to estimate fair value for options granted during the three months ended March 31, 2005 as noted in the following table. No options were granted during the three months ended March 31, 2006.

                                                                   Three Months
                                                                      Ended
                                                                  March 31, 2005
                                                                  --------------
Expected term (in years) (1).................................          3.6 - 6.4
Risk-free interest rate (2)..................................         3.9 - 4.2%
Expected volatility (3)......................................           82 - 91%
Dividend yield...............................................                 --
Weighted-average grant-date fair value (per option)..........     $ 2.02 - $2.46
----------

(1)  Expected term based on the remaining actual contractual term.

(2)  U.S. Treasury rate based on expected term.

(3)  Volatility based on expected term of the options.

     The total intrinsic value of options exercised and cash received for options exercised during the three months ended March 31, 2005, was $0.82 million and $0.67 million, respectively. No options were exercised during the three months ended March 31, 2006.

     Stock-based compensation expense recognized for stock options was $2.2 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. A full valuation allowance has been provided against the associated deferred tax asset at March 31, 2006. At March 31, 2006, there was $8.9 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 5.36 years.

Restricted Stock Awards

     In general, we refer to an award of common stock that is subject to time-based vesting or achievement of performance measures as "restricted stock." Restricted stock awards are generally subject to certain transfer restrictions and forfeiture upon termination of employment.

     The following table summarizes activity during the three months ended March 31, 2006, related to restricted stock awards classified as equity awards.

                                                                Weighted-
                                                Number of        Average
                                                  Stock         Grant-Date
                                                 Options        Fair Value
                                                 -------        ----------
Nonvested - December 31, 2005...........         946,222        $     3.32
                                                 -------        ----------
   Granted..............................              --                --
   Forfeited............................         124,247              3.32
   Vested...............................              --                --
                                                 -------        ----------
Nonvested - March 31, 2006..............         821,975        $     3.32
                                                 =======        ==========

     At March 31, 2006, there was $2.4 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 3.75 years.

2000 Employee Stock Purchase Plan

     Prior to the suspension of the ESPP effective November 29, 2005, eligible employees could purchase, in the aggregate, up to 28,000,000 shares of our common stock through periodic payroll deductions. The purchase price for the shares under the ESPP was 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period, or (ii) the fair market value on the semi-annual purchase date. Shares could be purchased on May 31 and November 30 of each year until termination of the ESPP. This plan is considered compensatory under SFAS No. 123-R.

     Due to the suspension of the ESPP, no compensation cost was recognized during the three months ended March 31, 2006. During the three months ended March 31, 2005, we recognized $1.3 million of compensation expense. During the three months ended March 31, 2006 and 2005, there were no shares purchased.

Pro Forma Impact of Stock-Based Compensation

     The following table presents the effect on net income and loss per share for the three months ended March 31, 2005, if we had used the fair value method of accounting for all periods prior to the prospective adoption of SFAS No. 123 as of January 1, 2003 (in thousands, except per share amounts):

                                                                                                                       Three Months
                                                                                                                           Ended
                                                                                                                      March 31, 2005
                                                                                                                      --------------
Net loss
   As reported..................................................................................................     $     (168,731)
   Pro Forma....................................................................................................           (169,252)
Loss per share data:
   Basic and diluted loss per share
      As reported...............................................................................................              (0.38)
      Pro Forma.................................................................................................              (0.38)
                                                                                                                     --------------
Stock-based compensation cost included in net loss, as reported.................................................     $        4,659
                                                                                                                     ==============
Stock-based compensation cost included in net loss, pro forma...................................................     $        5,180
                                                                                                                     ==============


11.  Commitments and Contingencies

     Litigation -- We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our Consolidated Condensed Financial Statements. As a result of our review of open legal matters, we determined the actions captioned International Paper Company
v. Androscoggin Energy LLC, Calpine Canada Natural Gas Partnership v. Enron Canada Corp., Estate of Jones, et al. v. Calpine Corporation, Hulsey, et al. v. Calpine Corporation and Scott, et al. v. Calpine Corporation no longer meet the criteria of a material contingency and are therefore not included herein. Further, we and the majority of our subsidiaries filed for bankruptcy protection and CCAA relief in the United States and Canada, respectively, on December 20, 2005, and additional subsidiaries have filed thereafter. The Bankruptcy Code in the United States provides for an automatic stay of most litigation involving those entities effective the date of the filing; orders obtained in the CCAA proceedings provide for similar relief. Unless indicated otherwise, each case listed below was automatically stayed on December 20, 2005. To the extent that there are any judgments against us in any of these matters during the pendency of our bankruptcy cases, we expect that such judgments would be classified as LSTC. See Note 2 for information regarding the bankruptcy matters.

     Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. This case is a Section 11 case brought as a class action on behalf of purchasers in Calpine's April 2002 stock offering. This case was filed in San Diego County Superior Court on March 11, 2003. Defendants won a motion to transfer the case to Santa Clara County. Defendants in this case are Calpine, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. The Hawaii Fund alleges that the prospectus and registration statement for the April 2002 offering had false or misleading statements regarding: Calpine's actual financial results for 2000 and 2001; Calpine's projected financial results for 2002; Mr. Cartwright's agreement not to sell or purchase shares within 90 days of the offering; and Calpine's alleged involvement in "wash trades." A central allegation of the complaint is that a March 2003 restatement concerning the accounting for two sales-leaseback transactions revealed that Calpine had misrepresented its financial results in the prospectus/registration statement for the April 2002 offering. This action is stayed as to Calpine pursuant to federal bankruptcy law. There is no trial date in this action. We consider this lawsuit to be without merit and, should the case proceed against Calpine, intend to continue to defend vigorously against the allegations. In addition, Calpine filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants listed above (or enjoin further prosecution of the action). The Hawaii Fund opposed that motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court. Accordingly, the case is now stayed as to the Calpine entity defendants and the individual defendants. On June 16, 2006, the Hawaii Fund filed a notice of appeal of the U.S.
Bankruptcy Court's order extending the automatic stay to the individual defendants.

     Phelps v. Calpine Corporation, et al. On April 17, 2003, James Phelps filed a class action complaint in the Northern District of California, alleging claims under ERISA. On May 19, 2003, a nearly identical class action complaint was filed in the Northern District by Lenette Poor-Herena. The parties agreed to have both of the ERISA actions assigned to Judge Armstrong. On August 20, 2003, pursuant to an agreement between the parties, Judge Armstrong ordered that the two ERISA actions be consolidated under the caption, In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA (the "ERISA Class Action"). Plaintiff James Phelps filed a consolidated ERISA complaint on January 20, 2004 ("Consolidated Complaint"). Ms. Poor-Herena is not identified as a plaintiff in the Consolidated Complaint.

     The Consolidated Complaint defines the class as all participants in, and beneficiaries of, the Calpine Corporation Retirement Savings Plan ("Plan") for whose accounts investments were made in Calpine stock during the period from January 5, 2001 to the present. The Consolidated Complaint names as defendants Calpine, the members of its Board of Directors, the Plan's Advisory Committee and its members (Kati Miller, Lisa Bodensteiner, Rick Barraza, Tom Glymph, Patrick Price, Trevor Thor, Bob McCaffrey, and Bryan Bertacchi), signatories of the Plan's Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002 (Pamela J. Norley and Marybeth Kramer-Johnson, respectively), an employee of a consulting firm hired by the Plan (Scott Farris), and unidentified fiduciary defendants. The Consolidated Complaint alleges that defendants breached their fiduciary duties involving the Plan, in violation of ERISA, by misrepresenting Calpine's actual financial results and earnings projections, failing to disclose certain transactions between Calpine and Enron that allegedly inflated Calpine's revenues, failing to disclose that the shortage of power in California during 2000-2001 was due to withholding of capacity by certain power companies, failing to investigate whether Calpine common stock was an appropriate investment for the Plan, and failing to take appropriate actions to prevent losses to the Plan. In addition, the Consolidated Complaint alleges that certain of the individual defendants suffered from conflicts of interest due to their sales of Calpine common stock during the class period.

     Defendants moved to dismiss the Consolidated Complaint. Judge Armstrong granted the motion and dismissed three of the four claims with prejudice. The remaining claim, for misrepresentation, was dismissed with leave to amend. Plaintiff filed an Amended Consolidated Complaint on June 3, 2005. The Amended Consolidated Complaint names as defendants Calpine Corporation and the members of the Advisory Committee for the Plan. Defendants filed motions to dismiss the Amended Consolidated Complaint. The Court granted Defendants' motions and dismissed the plaintiff's Amended Consolidated Complaint with prejudice on December 5, 2005. Plaintiff appealed the Court's dismissal orders to the Ninth Circuit Court of Appeals. The Ninth Circuit has extended the stay to the other defendants, suspended the briefing schedule on the appeal as to all parties, and requested a status report, which was filed on June 28, 2006. We consider this lawsuit to be without merit and, should the case proceed against Calpine, intend to continue to defend vigorously against the allegations. In addition, as in the Hawaii case above, Calpine filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiffs opposed the motion and the hearing was scheduled for June 5, 2006. Just prior to the hearing, the parties stipulated to allow the appeal to proceed and, if the lower court ruling is reversed, the plaintiffs may then seek leave from the U.S. Bankruptcy Court to proceed with the action.

     Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending in California Superior Court in Santa Clara County, California. Calpine is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine and stock sales by certain of the director defendants and the officer defendant. On July 1, 2003, the Court granted Calpine's motion to stay this proceeding until In re Calpine Corporation Securities Litigation, an action then-pending in the Northern District of California, was resolved, or until further order of the Court. In re Calpine Corporation Securities Litigation was resolved by a settlement. The Court has not lifted the stay in this case, and in any event this case is stayed as to Calpine pursuant to federal bankruptcy law. We consider this lawsuit to be without merit and, should the case proceed against Calpine, intend to defend vigorously against the allegations if the stay is lifted. In addition, as in the Hawaii and Phelps cases above, Calpine filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants and plaintiff opposed the motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court. Accordingly, the case is now stayed as to the Calpine entity defendants and the individual defendants. Further, the U.S. Bankruptcy Court ruled that since the case is a derivative action it is an asset of the bankruptcy estate and the plaintiffs have no standing to proceed with it at this time.

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

     Snohomish PUD No. 1, et al. v. FERC (regarding Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. complaint dismissed by FERC). On December 4, 2001, Nevada Power Company ("NPC") and Sierra Pacific Power Company ("SPPC") filed a complaint with FERC under Section 206 of the FPA against a number of parties to their PPAs, including Calpine. NPC and SPPC allege in their complaint, that the prices they agreed to pay in certain of the PPAs, including those signed with Calpine, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for Calpine and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge's findings and dismissed the complaint, and subsequently denied rehearing of that order. The matter is pending on appeal before the United States Court of Appeals for the Ninth Circuit. The Company has participated in briefing and arguments before the Ninth Circuit defending the FERC orders, but the Company is not able to predict at this time the outcome of the Ninth Circuit appeal. There has been no activity since the December 20, 2005 automatic stay.

     Transmission Service Agreement with Nevada Power Company. On September 30, 2004, NPC filed a complaint in state district court of Clark County, Nevada against Calpine Corporation, Moapa Energy Center, LLC, Fireman's Fund Insurance Company ("FFIC") and unnamed parties alleging, among other things, breach by Calpine of its obligations under a Transmission Service Agreement ("TSA") between Calpine and NPC for 400 MW of transmission capacity and breach by FFIC of its obligations under a surety bond, which surety bond was issued by FFIC to NPC to support Calpine's obligations under the TSA. This proceeding was removed from state court to United States District Court for the District of Nevada. On December 10, 2004, FFIC filed a Motion to Dismiss, which was granted on May 25, 2005 with respect to claims asserted by NPC that FFIC had breached its obligations under the surety bond by not honoring NPC's demand that the full amount of the surety bond ($33,333,333.00) be paid to NPC in light of Calpine's failure to provide replacement collateral upon the expiration of the surety bond on May 1, 2004. NPC's Motion to Amend the Complaint was granted on November 17, 2005 and the Amended Complaint was filed December 8, 2005. This case was stayed as to Calpine and Moapa on December 20, 2005, but not as to co-defendant FFIC. On February 10, 2006, FFIC filed a Motion to Dismiss NPC's Amendment to Complaint for failure to state a claim against FFIC. On June 1, 2006, the district court issued an order denying FFIC's motion. FFIC answered the Amended Complaint on June 16, 2006.

     Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al. On May 5, 2005, Harbert Distressed Investment Master Fund, Ltd. (the "Harbert Fund") filed an Originating Notice (Application) (the "Original Application") in the Supreme Court of Nova Scotia (the "Nova Scotia Court") against Calpine Corporation and certain of its subsidiaries, including Calpine Canada Energy Finance II ULC ("Finance II"), the issuer of certain bonds (the "Bonds") held by the Harbert Fund, and Calpine Canada Resources Company ("CCRC"), the parent company of Finance II and the indirect parent company of the company that owned the Saltend facility. Calpine Corporation has guaranteed the Bonds. In June 2005, the indenture trustee Wilmington Trust Company (the
"Trustee") joined the Original Application as co-applicant on behalf of all holders of the Bonds ("Bondholders"). The Harbert Fund and the Trustee alleged that Calpine Corporation, CCRC and Finance II violated the Harbert Fund's rights under Nova Scotia laws in connection with certain financing transactions completed by CCRC or subsidiaries of CCRC, including in relation to a Term
Debenture (the "Term Debenture") between CCRC and Finance II. The matter proceeded to a full hearing in July 2005.

     On August 2, 2005, the Nova Scotia Court issued Written Reasons for Decision (the "Decision") which dismissed the Harbert Fund's Original Application for relief and denied all relief to the Harbert Fund and all other Bondholders that purchased Bonds on or after September 1, 2004. However, the Nova Scotia Court stated that a remedy should be granted to any Bondholder, other than the Calpine respondent companies, that purchased Bonds prior to September 1, 2004 and that continued to hold those Bonds on August 2, 2005 (the "Eligible Bondholders"). On October 7, 2005, the Trustee and the Harbert Fund filed an Originating Notice (Application) in the Nova Scotia Court against CCRC seeking leave to commence a derivative proceeding on behalf of Finance II (the

"Harbert/WTC Leave Application") against CCRC claiming certain relief including orders requiring CCRC to retain in its control the net proceeds from the sale of Saltend, and prohibiting CCRC from incurring further indebtedness ranking senior in priority to its indebtedness under the Term Debenture and from making future transfers of funds for intercompany obligations or assets of diminished or dubious value while the Term Debenture remains in force.

     On October 11, 2005, Finance II and CCRC filed an Interlocutory Notice Application (the "Calpine Preliminary Application") seeking a dismissal or alternatively a stay of the Harbert/WTC Leave Application on the bases of res judicata and abuse of process, arguing that the claims and relief sought by the applicants in the Harbert/WTC Leave Application are the same, or arise out of the same facts and circumstances, as the claims and relief that those applicants sought, and were denied, in the Original Application. On November 18, 2005, just prior to the hearing of the Calpine Preliminary Application, the Trustee served an update report advising that the aggregate amount of Eligible Bondholders was approximately (at then - current exchange rates) US$42,125,000. On November 21 and 22, 2005, the Calpine Preliminary Application was argued. The Nova Scotia Court reserved its decision at that time, but on December 15, 2005, issued a brief letter granting the Calpine respondents' application and dismissing the Harbert/WTC Leave Application, with written reasons to follow.

     On November 30, 2005, the Trustee filed a Final Report confirming the aggregate face value of Bonds held by Eligible Bondholders was (at then - current exchange rates) approximately US$42,125,000. Specifically, the Trustee reported that in total there were 12 Sterling Eligible Bondholders totaling Pound Sterling 16,750,000 and 13 Euro Eligible Bondholders totaling Euro 11,424,000. On December 19 and 20, 2005, the parties reappeared before the Nova Scotia Court to settle the terms of the final order (the "Final Order") implementing the Decision in the Original Action. After argument, and to enable the parties to address an application by the Trustee to produce further information and documentation, this application was adjourned to January 12, 2006. In addition to Calpine's Chapter 11 filing, on December 20, 2005, Finance II and CCRC instituted proceedings (the "CCAA Proceedings") under the CCAA before the Canadian Court. As a result of the Chapter 11 and the CCAA Proceedings, all Canadian proceedings are stayed, and in particular the application to settle the Final Order in the Original Application has been adjourned indefinitely, no final order implementing the Decision in the Original Application or confirming the dismissal of the Harbert/WTC Leave Application have been entered and the appeal periods connected therewith have not commenced to run. However, the Trustee obtained an order from the Canadian Court in the CCAA Proceedings on January 31, 2006 lifting the stay for the limited purpose of allowing Bankruptcy Petitions to be filed, which application the Canadian Calpine companies did not oppose. This is a common step taken in Canadian CCAA proceedings by creditors to freeze the running of time limits in the event it is later discovered a reviewable transaction occurred on the eve of insolvency.

     By letter dated February 21, 2006, the Nova Scotia Court asked the parties to the Original Application and the Harbert/WTC Leave Application if they were in a position to advise how they intended to proceed in these matters. The Calpine respondents confirmed to the Nova Scotia Court by letter dated February 23, 2006 that the stay in the CCAA Proceedings had been extended by the Canadian Court to April 20, 2006 by Order entered January 16, 2006, and that as such the stay remained in effect. While the Harbert Fund did not dispute that the stay remained in effect, by letter dated February 21, 2006 it advised the Nova Scotia Court it expected to receive a report from the Monitor in the CCAA Proceedings by mid-March 2006, which disclosure was required to enable the Harbert Fund to determine its future steps, including as to whether to apply to the Alberta Court to attempt to lift the stay. As such, the Harbert Fund asked the Nova Scotia Court to allow it until the end of March 2006 to respond with its intended position. To date, the Trustee has not specifically responded to the Nova Scotia Court's February 21, 2006 letter, but it is expected that the Trustee's position is the same as Harbert's position. By order dated April 11, 2006, the Canadian Court extended the stay in the CCAA Proceedings to July 20, 2006.

     In connection with the CCAA proceedings, Calpine Corporation gave undertakings to the Canadian Court and to the Trustee that: (i) the net Saltend sale proceeds remain at Calpine UK Holdings Limited, a subsidiary of CCRC; (ii) Calpine Corporation intends to continue to hold the monies there and will provide advance notice to the Trustee and the service list in the CCAA proceedings if that intention changes; (iii) the Saltend sale proceeds held at Calpine UK Holdings Limited are not pledged as collateral for the DIP Facility; and (iv) Calpine Corporation will provide advance notice to the Trustee and the service list in the CCAA proceedings of any filing of Calpine UK Holdings Limited in Canada, the US or the UK.

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

     On November 18, 2005, Harbert filed a second amended complaint for breach and anticipatory breach of indenture, which also added the Trustee as a plaintiff. At a court hearing on November 22, 2005, counsel for Harbert and the Trustee again sought an expedited trial, stating that plaintiffs were willing to forego affirmative discovery and could respond to Calpine's forthcoming discovery requests promptly. The Court ordered Harbert and the Trustee to provide specified discovery immediately, to respond promptly to any additional discovery demands from Calpine, and ordered the parties to commence depositions in January. The Court did not set a firm trial date, but suggested that a trial could occur by early March. Calpine moved to dismiss the second amended complaint on December 13, 2005. In the meantime, Harbert and the Trustee delayed providing any discovery, stating their belief that a bankruptcy filing was imminent that could moot the case or in any event stay it. The matter was stayed on December 20, 2005.

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

     Calpine Corporation v. The Bank of New York, Collateral Trustee for Senior Secured Note Holders, et al. In September of 2005, Calpine received a letter from The Bank of New York, the Collateral Trustee (the "Collateral Trustee") for Calpine's senior secured debt holders, informing Calpine of disagreements purportedly raised by certain holders of First Priority Notes regarding the Company's reinvestment of the proceeds from its recent sale of natural gas assets to Rosetta. As a result of these concerns, the Collateral Trustee informed the Company that it would not allow further withdrawals from the gas sale proceeds account until these disagreements were resolved. On September 26, 2005, Calpine filed a Declaratory Relief Action in the Delaware Court of Chancery against the Collateral Trustee and Wilmington Trust Company, as trustee for the First Priority Notes (the "First Priority Trustee"), seeking a declaration that Calpine's past and proposed purchases of natural gas assets were permitted by the indenture for the First Priority Notes and related documents, and also seeking an injunction compelling the Collateral Trustee to release funds requested to be withdrawn.

     The First Priority Trustee counterclaimed, seeking an order compelling the Company to, among other things, (i) pay damages in an amount not less than $365 million plus prejudgment interest either to the First Priority Trustee or into the gas sale proceeds account; (ii) return to the gas sale proceeds account all amounts previously withdrawn from such account and used by the Company to purchase natural gas in storage; and (iii) indemnify the First Priority Trustee for all expenses incurred in connection with defending the lawsuit and pursuing counterclaims. In addition, Wilmington Trust, in its capacity as Indenture Trustee (the "Second Priority Trustee") for the holders of certain Second Priority Notes of the Company, intervened on behalf of the holders of the Second Priority Notes. The Company filed a motion to dismiss the First Priority Trustee's counterclaims on the grounds that the holders of the First Priority Notes (and the First Priority Trustee on behalf of the holders of the First Priority Notes) had no remaining right under the indenture governing the First Priority Notes to obtain the relief requested because the Company had made, and the holders of the First Priority Notes had subsequently declined, an offer to purchase all of the First Priority Notes at par. A bench trial on the above claims was held before the Delaware Court of Chancery on November 11, 2005.

     Following a one-day bench trial, post-trial briefing and oral argument, the Delaware Chancery Court ruled against Calpine on November 22, 2005, holding that Calpine's use of approximately $313 million of gas sale proceeds to purchase certain gas storage inventory violated the indentures governing Calpine's Second Priority Notes and that use of the proceeds for similar contracts was impermissible. The Chancery Court denied the First Priority Trustee's counterclaims on the grounds asserted in the Company's motion to dismiss - namely, that the First Priority Trustee had no right to the requested relief under the indenture governing the First Priority Notes because the holders of the First Priority Notes had declined an offer made by the Company to purchase all of the First Priority Notes at par. On December 5, 2005, the Court entered a Final Order and Judgment affording Calpine until January 22, 2006, to restore to a collateral account $311,782,955.55, plus interest. Calpine appealed, and the First Priority Trustee and Second Priority Trustee cross-appealed. On December 16, 2005, the Delaware Supreme Court affirmed the Chancery Court's ruling that Calpine's use of proceeds was impermissible; reversed the decision that the First Priority Trustee lacked standing to object to such use; and directed the Chancery Court to issue a modified final order in accordance with the Supreme Court's decision. An Amended Final Order was entered by the Chancery Court on December 20, 2005. Later that same day, the case was stayed upon Calpine's Chapter 11 filing.

     See Note 2 for a description of the bankruptcy cases, including the description of a pending proceeding regarding our motion to reject eight PPAs and related FERC and other court proceedings. See also Note 13 for information concerning several matters with respect to the California power market.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

12.  Operating Segments

     We are first and foremost an electric generating company. In pursuing this business strategy, it was our objective to produce a portion of our fuel consumption requirements from our own natural gas reserves ("equity gas"). In July 2005, we sold substantially all of our remaining domestic oil and gas assets to Rosetta. As a result of the sale of substantially all of our oil and gas assets, we now have two reportable segments, "Electric Generation and Marketing" and "Other." The revenue and expense from the "Oil and Gas Production and Marketing" reportable segment has been reclassified to discontinued operations and the assets have been reclassified into current and long-term assets held for sale. The remaining gas pipeline and transportation assets previously included in this reportable segment have been reflected in the table below within "Other."

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

                                                                   Electric
                                                                  Generation                       Corporate and
                                                                 and Marketing       Other          Eliminations           Total
                                                                ---------------  --------------    --------------    --------------
For the three months ended March 31, 2006
   Total revenue from external customers...................     $    1,343,329   $       25,494    $      (13,188)   $    1,355,635
   Loss before reorganization items, benefit for income
     taxes, and cumulative effect of a change in accounting
     principle.............................................           (214,011)            (701)          (80,646)         (295,358)

                                                                   Electric
                                                                  Generation                       Corporate and
                                                                 and Marketing       Other          Eliminations           Total
                                                                ---------------  --------------    --------------    --------------
For the three months ended March 31, 2005
   Total revenue from external customers...................     $    2,028,391   $       71,790    $      (54,450)   $    2,045,731
   Loss before benefit for income taxes and discontinued
     operations............................................           (242,763)         (21,321)           (3,301)         (267,385)

                                                                   Electric
                                                                  Generation                       Corporate and
                                                                 and Marketing       Other          Eliminations           Total
                                                                ---------------  --------------    --------------    --------------
Total assets - March 31, 2006..............................     $   18,959,443   $      290,936    $    1,296,350    $   20,546,729
Total assets - December 31, 2005...........................         19,380,779          311,902           852,116        20,544,797

13.  California Power Market

     CPUC Proceeding Regarding QF Contract Pricing for Past Periods. Our QF contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility "avoided cost" to be used to set energy payments by determining the short run avoided cost ("SRAC") energy price formula. In mid-2000, our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the SRAC price administratively determined by the CPUC. Having elected such option, our QF facilities were paid based upon the CalPX Price for various periods commencing in the summer of 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. In late 2000, the CPUC Commissioner assigned to the matter issued a proposed decision to the effect that the CalPX Price was the appropriate energy price to pay QFs who selected the pricing option then offered by Section 390, but the CPUC has yet to issue a final decision. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination. On April 29, 2004, PG&E, the Utility Reform Network, a consumer advocacy group, and the Office of Ratepayer Advocates, an independent consumer advocacy department of the CPUC (collectively, the "PG&E Parties"), filed a Motion for Briefing Schedule Regarding True-Up of Payments to QF Switchers (the "April 29 Motion"). The April 29 Motion requested that the CPUC set a briefing schedule in the R.99-11-022 docket to determine what is the appropriate price that should be paid to the QFs that had switched to the CalPX Price. The PG&E Parties allege that the appropriate price should be determined using the methodology that has been developed thus far in the FERC California refund proceeding. Supplemental pleadings have been filed on the April 29 Motion, but neither the CPUC nor the assigned administrative law judge has issued any rulings with respect to either the April 29 Motion or the initial Emergency Motion. On August 16, 2005, the Administrative Law Judge assigned to hear the April 29 Motion issued a ruling setting October 11, 2005, as the date for filing prehearing conference statements and October 17, 2005, as the date of the prehearing conference. In our response, filed on October 11, 2005, we urged that the April 29 Motion should be dismissed, but if dismissal were not granted, then discovery, testimony and hearings would be required. The assigned Administrative Law Judge has not yet issued a formal ruling following the October 17, 2005 prehearing conference. We believe that the CalPX Price was the appropriate price for energy payments and that the basis for any refund liability based on the interim determination by the FERC in the California refund proceeding is unfounded, but there can be no assurance that this will be the outcome of the CPUC proceedings.

     On April 14, 2006, our QFs with existing QF contracts with PG&E executed amendments to, among other matters, adjust the energy price paid and to be paid to QFs and extinguish any potential refund obligation to PG&E for energy payments these QFs received based on the CalPX Price. The effectiveness of our individual amendments to these existing QF contracts is subject, where applicable, to creditors' committee, project lender(s), U.S. Bankruptcy Court and CPUC approval. If effective, each amendment would authorize PG&E to pay an adjusted energy price under our existing QF contracts prospectively for a number of years as part of the consideration for the extinguishment of the potential for any retroactive refund liability relating to the energy payments based on the CalPX Price. On April 18, 2006, PG&E and the Independent Energy Producers Association ("IEP") filed a joint motion requesting that the CPUC approve the settlement and the individual QF contract amendments, including our existing QF contracts. On June 21, 2006, a proposed decision was issued by the CPUC administrative law judges assigned to the case approving the PG&E/IEP motion. The amendments and the settlement are not effective until the CPUC issues a final decision.

     Geysers RMR Section 206 Proceeding. CAISO, EOB, CPUC, PG&E, SDG&E, and Southern California Edison Company (collectively referred to as the "Buyers Coalition") filed a complaint on November 2, 2001, at FERC requesting the commencement of a FPA Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of RMR Contracts with certain generation owners, including GPC, which settlements were also previously approved by FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. On June 3, 2005, FERC issued an order dismissing the Buyers Coalition's complaint against all named generation owners, including GPC. On August 2, 2005, FERC issued an order denying requests for rehearing of its order. On September 23, 2005, the Buyers Coalition (with the exclusion of the CAISO) filed a Petition for Review with the U.S. Court of Appeals for the D.C. Circuit, seeking review of FERC's order dismissing the complaint. On May 18, 2006, FERC filed a motion with the Court requesting the Court to hold the proceeding in abeyance and to voluntarily remand the case to FERC in order to permit FERC to further consider the issues raised. On June 19, 2006, the Court granted FERC's motion.

     Delta RMR Proceeding. Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR contract with the CAISO originally entered into in 2003. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta's bid for RMR service; whether the CAISO was bound by Delta's bid price; and whether Delta's bid price was just and reasonable. The Delta RMR contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR contract (the "Delta RMR Settlement"). Under the terms of the Delta RMR Settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding (the "Mirant RMR Proceeding") was resolved by FERC. Under the terms of the Delta RMR Settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR Settlement, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the Delta RMR Settlement.

     On June 3, 2005, FERC issued a final order in the Mirant RMR Proceeding, resolving that proceeding and triggering the reopening of the Delta RMR
Settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the Delta RMR Settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. We are unable at this time to predict the result of any settlement process or the ultimate ruling by the FERC on the rates for Delta's RMR services for the period between February 10, 2003 and December 31, 2005 or for calendar year 2006.

14.  Subsequent Events

     See Note 2 for a discussion of subsequent events related to our bankruptcy cases. See Note 6 for a discussion of subsequent events related to the DIP Facility and Debt, Lease and Indenture Covenant Compliance.

     On April 4, 2006, we announced that certain power plants in operation or under construction are no longer considered to be core operations due to a combination of factors, including financial performance, market prospects, and strategic fit. We are continuing to evaluate all of our assets to determine the optimal course of action, including the possible restructuring of agreements or sale of the asset. In addition, we will close our office in Boston, Massachusetts, and have closed our offices in Dublin, California, Denver and Fort Collins, Colorado, Deer Park, Texas, Portland, Oregon, Tampa, Florida and Atlanta, Georgia. As we complete asset sales and construction activities, we expect to reduce our workforce by approximately 1,100 positions, or over one third of our pre-petition date workforce, by the end of 2007. We do not anticipate the expected allowable claims resulting from these office lease rejections, individually or in the aggregate, to be material. We estimate severance costs for the workforce reduction to be in the range of approximately $22 to $25 million.

     On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid III Power Plant to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year's time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded an impairment charge of $41.3 million for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss will be recognized on this sale.

     On May 1, 2006, a non-binding letter of intent with SDG&E, which had contemplated the sale of Otay Mesa, terminated. In lieu of a sale of the facility, we negotiated a revised 10-year PPA with SDG&E with purchase and sale options. On June 14, 2006, SDG&E and Calpine executed a non-binding letter of intent to revise the previously approved PPA and to include put and call options for the sale of Otay Mesa after 10 years of operation. In order to proceed, SDG&E and Calpine must execute definitive agreements. SDG&E must also secure a commitment from certain parties that have intervened in the pending CPUC proceeding originally filed by SDG&E for approval of the PPA to withdraw their opposition and support the proposed transaction. The interveners have been briefed on these developments and are tentatively in agreement. The proposed start date for the revised PPA is May 1, 2009. Final and non-appealable CPUC approval is required in order for the parties to proceed.

     In May 2006 and June 2006, we repaid the remaining outstanding $646.1 million of our First Priority Notes, plus accrued interest. We utilized approximately $409 million, plus related interest from restricted cash to fund the majority of the repayment of the First Priority Notes. These funds were being held in escrow following the sale of our oil and gas properties in July 2005. The balance of the repayment was funded through borrowings under our $2.0 billion DIP Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will" and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: (i) the risks and uncertainties associated with our U.S. and Canadian bankruptcy cases, including impact on operations; (ii) our ability to attract, retain, and motivate key employees and successfully implement new strategies; (iii) our ability to successfully reorganize and emerge from bankruptcy; (iv) our ability to attract and retain customers and counterparties; (v) our ability to implement our business plan; (vi) financial results that may be volatile and may not reflect historical trends; (vii) our ability to manage liquidity needs and comply with financing obligations; (viii) the direct or indirect effects on our business of our impaired credit, including increased cash collateral requirements; (ix) the expiration or termination of our PPAs and the related results on revenues; (x) potential volatility in earnings and requirements for cash collateral associated with the use of commodity contracts; (xi) price and supply of natural gas; (xii) risks associated with power project development, acquisition and construction activities; (xiii) unscheduled outages of operating plants; (xiv) factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir; (xv) quarterly and seasonal fluctuations of our results; (xvi) competition; (xvii) risks associated with marketing and selling power from plants in the evolving energy markets; (xviii) present and possible future claims, litigation and enforcement actions;
(xix) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xx) other risks identified in this report. You should also carefully review other reports that we file with the SEC, including without limitation our 2005 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

     We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

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

Selected Operating Information

                                                                                                      Three Months Ended March 31,
                                                                                                   --------------------------------
                                                                                                         2006              2005
                                                                                                   --------------    --------------
                                                                                                         (Dollars in thousands,
                                                                                                          except pricing data)
Power Plants(1):
Electricity and steam revenues:
  Energy.......................................................................................    $      701,608    $      906,053
  Capacity.....................................................................................           215,703           246,062
  Thermal and other............................................................................           102,680           104,580
                                                                                                   --------------    --------------
    Total electricity and steam revenues.......................................................    $    1,019,991    $    1,256,695
MWh produced...................................................................................            15,479            19,216
Average electric price per MWh generated(2)....................................................    $        65.90    $        65.40
------------

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

  Bankruptcy Considerations

     Currently, we operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Courts in accordance with Chapter 11 of the Bankruptcy Code and, with respect to the Canadian Debtors, in accordance with the CCAA. Accordingly, we are devoting a substantial amount of our resources to our bankruptcy restructuring, which includes developing a plan of reorganization and, developing a new business plan, beginning with a top-to-bottom review of our power assets, business units and markets where we are active, as well as resolving claims disputes and contingencies and determining enterprise value and capital structure. In addition to financial restructuring activities, we are preparing to operate after our emergence from bankruptcy.

     Our historical financial performance is likely not indicative of our future financial performance during bankruptcy and beyond because, among other things:
(1) we generally will not accrue interest expense on all debt classified as LSTC during bankruptcy; (2) we expect to dispose of or restructure agreements relating to certain plants that do not generate positive cash flow or which are considered non-strategic; (3) we have begun to implement overhead reduction programs, including staff reductions and office closures; (4) we have been able to or are seeking to reject certain unprofitable or burdensome contracts and leases, and we may further seek to reject contracts and leases in the future; and (5) we have been able to or are seeking to assume certain beneficial contracts and leases, and we may further seek to assume contracts and leases in the future pursuant to the time frames set forth in the Bankruptcy Code. We expect to incur substantial reorganization expenses and could record additional impairment charges, which may be at different levels than in 2005. In addition, as part of our emergence from bankruptcy protection, we may be required to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may be different from historical trends.

     Among other things, we arranged, and the U.S. Bankruptcy Court approved, our DIP Facility, including related cash collateral and adequate assurance motions which has allowed our business activities to continue to function. We have also sought and obtained U.S. Bankruptcy Court approval through our "first day" and subsequent motions to continue to pay critical vendors, meet our payroll pre-petition and post-petition obligations, maintain our cash management systems, collateralize our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits, maintain our insurance programs and implement an employee severance program, which has allowed us to continue to operate the existing business in the ordinary course. Additionally, we have established a systematic and comprehensive lease and executory contract review process to determine which leases and contracts we should assume and which we should reject in the bankruptcy process. See Notes 2 and 6 of the Notes to Consolidated Condensed Financial Statements for additional information regarding our bankruptcy cases and DIP Facility, respectively.

Comparative Table - Results of Operations

     In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets. Prior year amounts reflect reclassifications for discontinued operations. Amounts are shown in thousands.

                                                                   Three Months Ended March 31,
                                                                ---------------------------------
                                                                      2006              2005           $ Change          % Change
                                                                ---------------   ---------------  ---------------     ------------
                                                                            (unaudited)
Revenue:
   Electricity and steam revenue...........................     $     1,019,991   $     1,256,695  $      (236,704)        (19)%
   Transmission sales revenue..............................               1,599             3,744           (2,145)        (57)
   Sales of purchased power and gas for hedging
     and optimization......................................             276,345           767,706         (491,361)        (64)
   Mark-to-market activities, net..........................              36,225            (3,531)          39,756           #
   Other revenue...........................................              21,475            21,117              358           2
                                                                ---------------   ---------------  ---------------
      Total revenue........................................           1,355,635         2,045,731         (690,096)        (34)
                                                                ---------------   ---------------  ---------------
Cost of revenue:
   Plant operating expense.................................             150,703           178,103           27,400          15
   Royalty expense.........................................               6,479            10,279            3,800          37
   Transmission purchase expense...........................              20,677            20,874              197           1
   Purchased power and gas expense for hedging
     and optimization......................................             248,269           694,455          446,186          64
   Fuel expense............................................             668,175           876,799          208,624          24
   Depreciation and amortization expense...................             115,109           116,733            1,624           1
   Operating plant impairments.............................              49,653                --          (49,653)         --
   Operating lease expense.................................              21,600            24,777            3,177          13
   Other cost of revenue...................................              19,942            39,972           20,030          50
                                                                ---------------   ---------------  ---------------
      Total cost of revenue................................           1,300,607         1,961,992          661,385          34
                                                                ---------------   ---------------  ---------------
        Gross profit.......................................              55,028            83,739          (28,711)        (34)
(Income) from unconsolidated investments...................                  --            (5,992)          (5,992)          #
Equipment, development project and other impairments.......               5,555               (73)          (5,628)          #
Project development expense................................               4,256             8,720            4,464          51
Research and development expense...........................               3,727             7,034            3,307          47
Sales, general and administrative expense..................              50,946            53,206            2,260           4
                                                                ---------------   ---------------  ---------------
Income (loss) from operations..............................              (9,456)           20,844          (30,300)          #
Interest expense...........................................             292,266           318,002           25,736           8
Interest (income)..........................................             (20,205)          (13,985)           6,220          44
Minority interest expense..................................               1,457            10,614            9,157          86
(Income) from repurchase of various issuances of debt......                  --           (21,772)         (21,772)          #
Other (income) expense, net................................              12,384            (4,630)         (17,014)          #
                                                                ---------------   ---------------  ---------------
Loss before reorganization items, benefit for income taxes,
  discontinued operations and cumulative effect
  of a change in accounting principle......................            (295,358)         (267,385)         (27,973)        (10)
Reorganization items.......................................             298,215                --         (298,215)         --
                                                                ---------------   ---------------  ---------------
Loss before benefit for income taxes, discontinued
  operations and cumulative effect of a change in
  accounting principle.....................................            (593,573)         (267,385)        (326,188)          #
Provision (benefit) for income taxes.......................              (3,625)          (96,526)         (92,901)        (96)
                                                                ---------------   ---------------  ---------------
Loss before discontinued operations and cumulative
  effect of a change in accounting principle...............            (589,948)         (170,859)        (419,089)          #
Discontinued operations, net of tax provision of $-- and
  $11,717..................................................                  --             2,128           (2,128)          #
Cumulative effect of a change in accounting principle,
  net of tax provision of $312, and $--.....................                505                --              505          --
                                                                 --------------   ---------------  ---------------
      Net loss.............................................     $      (589,443)  $      (168,731) $      (420,712)          #
                                                                ===============   ===============  ===============
----------

#    Variance of 100% or greater

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

     Set forth below are the results of operations for the three months ended March 31, 2006, as compared to the same period a year ago. Our Canadian and other foreign subsidiaries were deconsolidated as a result of the filings by the Canadian Debtors under the CCAA in the Canadian Court effective December 31, 2005. Although not material to the financial statements taken as a whole, period to period comparisons are impacted.

     Total revenue decreased by 34% in the first quarter of 2006 over the same period a year ago primarily due to decreases in E&S revenues and sales of purchased power and gas for hedging and optimization. These decreases were partially offset by an increase in mark-to-market activities, net.

     E&S revenue declined by approximately 19% due primarily to a 19% reduction in MWh generated, partially offset by a 1% increase in average electric prices before the effects of hedging, balancing and optimization. The average baseload capacity factor declined to 29.7% from 42.0% from the same period a year ago. The decrease in generation reflected strong hydroelectric production in the Northwest and mild weather in general in most of our markets, which resulted in lower realized spark spreads.

     The decline in sales of purchased power and gas for hedging and optimization resulted primarily from a general decrease in market spark spreads, which caused a reduction in fleet capacity factors and thereby reduced the amount of hedging and optimization activity during the three months ended March 31, 2006, compared to the same period a year ago. Additionally, reduced availability of credit and the termination or disruption of certain customer relationships following our bankruptcy filing further limited our ability to conduct hedging and optimization activities. Correspondingly, purchased power and gas expense for hedging and optimization declined for similar reasons. As a result, the gross profit on these sales and purchases declined by $45.2 million period-to-period.

     Mark-to-market activities, net was favorable in the period ended March 31, 2006, compared to the same period a year ago owing primarily to unrealized gains on gas contracts.

     Total cost of revenue decreased in the first quarter of 2006 over the same period a year ago primarily due to decreases in purchased power and gas expense for hedging and optimization, fuel expense, plant operating expense and other cost of revenue, which were partially offset by an increase in operating plant impairments, as discussed below.

     The decline in plant operating expense resulted primarily from favorable timing variances in major maintenance and lower charges for equipment repair costs in 2006 and was also reflective of the 19% lower generation level in the three months ended March 31, 2006.

     The decline in purchased power and gas expense for hedging and optimization resulted primarily from a general decrease in market spark spreads, which caused a reduction in fleet capacity factors and thereby reduced the amount of hedging and optimization activity during the three months ended March 31, 2006, compared to the same period a year ago. Additionally, reduced availability of credit and the termination or disruption of certain customer relationships following our bankruptcy filing further limited our ability to conduct hedging and optimization activities.

     The decline in fuel expense resulted primarily from a 19% decrease in MWh generated and a decrease of approximately 3% in average realized fuel costs per MMBtu.

     During the three months ended March 31, 2006, we recorded a non-cash impairment charge of $49.7 million related to the 560-MW Fox Energy Center based on management's assessment that a near-term sale of our leasehold interest in the facility was likely as of March 31, 2006. No operating plant impairments were recorded in the first quarter of 2005.

     The decline in other cost of revenue resulted primarily from a lower cost of revenue associated with TTS and non-recurrence of prior period transaction costs associated with a derivative contract at our Deer Park facility.

     Interest expense decreased in the first quarter of 2006 over the same period a year ago primarily due to discontinuing the accrual of interest expense related to debt instruments reclassified to LSTC, other than the Second Priority Debt on which we will continue to pay interest through June 30, 2006, pursuant to the Cash Collateral Order. This favorable variance was partially offset by less capitalized interest related to certain power plants entering commercial operations and project development activities winding down, prior year interest expense reclassified to discontinued operations, higher interest rates on floating rate debt, and interest on borrowings under the DIP Facility in the current period.

     Reorganization items of $298.2 million were recorded in the first quarter of 2006 while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated related to terminated contracts. The increase in reorganization items is primarily related to CES-Canada's repudiation of its tolling agreement with Calgary Energy Centre on January 16, 2006. Calpine Corporation had guaranteed CES-Canada's performance under the tolling agreement. We recorded a non-cash charge of $232.5 million, which represents the estimated out-of-money value of the contract to CES-Canada on the repudiation date and the expected allowable claim from Calgary Energy Centre to Calpine Corporation under the guarantee.

     See Note 1 in our Notes to Consolidated Condensed Financial Statements for a discussion of our effective tax rate.

Performance Metrics

     In understanding our business, we believe that certain non-GAAP operating performance metrics are particularly important. These are described below:

     o MWh generated. We generate power that we sell to third parties. These sales are recorded as E&S revenue. The volume in MWh is a direct indicator of our level of electricity generation activity.

     o Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The average baseload capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

     o Average heat rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing
          (a) fuel consumed in Btu by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the lower our cost of generation. We also calculate a "steam-adjusted" heat rate, in which we adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.


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

     o Average cost of natural gas expressed in dollars per MMBtu of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per MMBtu of fuel consumed in our power plants by dividing (a) adjusted fuel expense, which includes the cost of fuel consumed by our plants (adding back cost of inter-company gas pipeline costs, which is eliminated in consolidation), the spread on sales of purchased gas for hedging, balancing, and optimization activity, and fuel expense related to generation recorded in mark-to-market activities, net by (b) the heat content in millions of Btu of the fuel we consumed in our power plants for the period.

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

     o Average plant operating expense per MWh. To assess trends in electric power plant operating expense ("POX") per MWh, we divide POX by actual MWh.

     The table below shows the operating performance metrics for continuing operations discussed above.

                                                                                                      Three Months Ended March 31,
                                                                                                   --------------------------------
                                                                                                         2006              2005
                                                                                                   --------------     --------------
                                                                                                             (In thousands)
Operating Performance Metrics:
   MWh generated..............................................................................             15,479            19,216
   Average availability.......................................................................               91.9%             89.6%
   Average baseload capacity factor:
      Average total MW in operation...........................................................             26,943            23,917
      Less: Average MW of pure peakers........................................................              2,965             2,965
                                                                                                   --------------      ------------
      Average baseload MW in operation........................................................             23,978            20,952
      Hours in the period.....................................................................              2,160             2,160
      Potential baseload generation (MWh).....................................................             51,793            45,255
      Actual total generation (MWh)...........................................................             15,479            19,216
      Less: Actual pure peakers' generation (MWh).............................................                 86               229
                                                                                                   --------------      ------------
      Actual baseload generation (MWh)........................................................             15,393            18,987
      Average baseload capacity factor........................................................               29.7%             42.0%
   Average heat rate for gas-fired power plants (excluding peakers)(Btu's/KWh):
      Not steam adjusted......................................................................              8,850             8,526
      Steam adjusted..........................................................................              7,227             7,162
   Average all-in realized electric price:
      Electricity and steam revenue...........................................................     $    1,019,991      $  1,256,695
      Spread on sales of purchased power for hedging and optimization.........................            (15,111)           66,214
      Revenue related to power generation in mark-to-market activity, net.....................             43,180                --
                                                                                                   --------------      ------------
      Adjusted electricity and steam revenue..................................................     $    1,048,060      $  1,322,909
      MWh generated...........................................................................             15,479            19,216
      Average all-in realized electric price per MWh..........................................     $        67.71      $      68.84
   Average cost of natural gas:
      Fuel expense............................................................................     $      668,175      $    876,799
      Fuel cost elimination...................................................................              3,045             3,235
      Spread on sales of purchased gas for hedging and optimization...........................            (43,185)           (7,037)
      Fuel expense related to power generation in mark-to-market activity, net................             45,405                --
                                                                                                   --------------      ------------
      Adjusted fuel expense...................................................................     $      673,440      $    872,997
      MMBtu of fuel consumed by generating plants.............................................            102,941           131,078
      Average cost of natural gas per MMBtu...................................................     $         6.54      $       6.66
      MWh generated...........................................................................             15,479            19,216
      Average cost of adjusted fuel expense per MWh...........................................     $        43.51      $      45.43


   Average spark spread:
      Adjusted electricity and steam revenue..................................................     $    1,048,062      $  1,322,909
      Less: Adjusted fuel expense.............................................................            673,440           872,997
                                                                                                   --------------      ------------
      Spark spread............................................................................     $      374,622      $    449,912
      MWh generated...........................................................................             15,479            19,216
      Average spark spread per MWh............................................................     $        24.20      $      23.41
   Average plant operating expense (POX) per actual MWh:
      Plant operating expense (POX)...........................................................     $      150,703      $    178,103
      POX per actual MWh......................................................................     $         9.74      $       9.27

Liquidity and Capital Resources

     Currently, we are operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Courts. In general, as debtors-in-possession, we are authorized to continue to operate our business in the ordinary course, but may not engage in transactions outside the ordinary course of business without the prior approval of the applicable Bankruptcy Court. Accordingly, the matters described in this section may be significantly affected by our bankruptcy, and by the risk and other factors described in "Forward-Looking Statements" including the risk factors included in Item 1A. "Risk Factors" included in our 2005 Form 10-K.

     Ultimately, whether we will have sufficient liquidity from cash flow from operations and borrowings available under our DIP Facility sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in bankruptcy will depend, to some extent, on whether our business plan is successful, including whether we are able to realize expected cost savings from implementing that plan, as well as the other factors noted in "Forward-Looking Statements" including the risk factors included in Item 1A. "Risk Factors" included in our 2005 Form 10-K.

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

  Bankruptcy Cases and Financing Activities

     Our business is capital intensive. Our ability to successfully reorganize and emerge from bankruptcy protection, while continuing to operate our current fleet of power plants, including completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, we have entered into, and obtained U.S. Bankruptcy Court approval of, a $2.0 billion DIP Facility, which we believe will be sufficient to support our operations for the anticipated duration of our bankruptcy cases. In addition, we have obtained U.S. Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our bankruptcy cases, including (i) our cash management program (as described under "-- Cash Management" below), (ii) payments to our employees, vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts. In order to improve our liquidity position, we also expect to continue our efforts to reduce overhead and discontinue activities without compelling profit potential, particularly in the near term. In addition, development activities will continue to be further reduced, and we expect that certain power plants or other of our assets will be sold or that the agreements relating to certain of our facilities will be restructured, and that commercial operations may be suspended at certain of our power plants during our reorganization effort. See "-- Rejection of Executory Contracts and Unexpired Leases" below for further details.

     In general, we paid current interest on our First Priority Notes until they were repurchased, and we pay current interest on other debt of the Calpine Debtors that has been determined to be fully secured, make periodic cash interest payments pursuant to an order of the U.S. Bankruptcy Court through June 30, 2006, to the holders of Second Priority Debt of the Calpine Debtors and make payments of interest or principal, as applicable, on the debt of our subsidiaries that have not filed for bankruptcy protection. However, we do not currently pay interest or make other debt service payments on the debt classified as LSTC of the Calpine Debtors (other than interest on Second Priority Debt as discussed above). As a result, in the three-month period ending March 31, 2006, our actual interest payments to unrelated parties were less by approximately $123.7 million compared to contractually specified interest payments. Annual contractual interest related to debt classified as LSTC is expected to be approximately $650 million.

     We have initiated a comprehensive program designed to stabilize, improve and strengthen our power generation business and our financial health by reducing activities and curtailing expenditures in certain non-core areas and business units. As part of this program, we have begun to implement staff reductions of approximately 1,100 positions, or over one third of our pre-petition workforce, which is expected to be completed by the end of 2007. We expect that the staff reductions, together with non-core office closures and reductions in controllable overhead costs, will reduce annual operating costs by approximately $150 million to $180 million, significantly improving our financial and liquidity positions. We estimate severance costs for the workforce reduction to be in the range of approximately $22 to $25 million.

     We currently obtain cash from our operations; borrowings under credit facilities, including the DIP Facility described below; sale or partial sale of certain assets; and project financings or refinancings. In the past we have also obtained cash from issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; and contract monetizations, and we or our subsidiaries may in the future complete similar transactions. We utilize this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing and optimization activities, and meet our other cash and liquidity needs. We reinvest any cash from operations into our business or use it to reduce debt, rather than to pay cash dividends.

     DIP Facility. On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving the DIP Facility. The amendment and restatement of the DIP Facility and the syndication of the DIP Facility were closed on February 23, 2006. The DIP Facility is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis point and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Calpine Corporation is the borrower under the DIP Facility, which is guaranteed by all of the other U.S. Debtors. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which is secured by first priority liens on all of the unencumbered assets of the U.S. Debtors, including The Geysers Assets, and junior liens on all of their encumbered assets. The DIP Facility will remain in place until the earlier of an effective plan of reorganization or December 20, 2007.

     At May 31, 2006, $999.1 million remained outstanding under the term loan facilities and no amounts were outstanding under the revolving loan facility; however, $3.4 million of letters of credit had been issued against the revolving loan facility subsequent to March 31, 2006. In May 2006 and June 2006, a portion of the funds drawn under the term loan facilities, together with approximately $409 million of restricted cash, plus interest, was used to repay $646.1 million of our First Priority Notes. Such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their claim to a "make whole" premium. On May 5, 2006, the First Priority Notes' trustee filed an adversary proceeding in the U.S. Bankruptcy Court seeking a judgment on the merits of the claim for payment of the "make whole" premium. On June 21, 2006, the U.S. Bankruptcy Court rendered a verbal decision extending our time to answer the complaint in the adversary proceeding until the conclusion of an appeal filed in the SDNY Court by the First Priority Notes' trustee of the U.S. Bankruptcy Court's May 10, 2006, order authorizing us to repay the outstanding principal amount of First Priority Notes. The appeal in the SDNY Court is pending.

     Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. The DIP Facility was amended on May 3, 2006, to, among other things, provide us with an extension of time to deliver certain financial information for the quarter ended March 31, 2006, to the DIP Facility lenders. Such extension expired on June 29, 2006, without the financial information having been delivered. Under the DIP Facility, we have an additional 15 days to cure any failure to deliver such information, and we have delivered such information (which is included in this Report) within such period. Accordingly, as of the time of the filing of this Report with the SEC, we are in compliance with the DIP Facility covenants. The DIP Facility lenders consented to the assignment, and temporary grant of a security interest (pending FERC approval) of the assignment, of certain PPAs by Broad River Energy, LLC, our subsidiary that leases the Broad River facility pursuant to a leveraged lease, to the owner-lessors of such facility in connection with a settlement agreement, provided that the consent is subject to the approval by the U.S. Bankruptcy Court of such settlement agreement. Approval of the settlement agreement was granted by the U.S. Bankruptcy Court on June 27, 2006. FERC approval of the assignment of the PPAs is pending.

     In connection with and as a condition to closing the DIP Facility, on February 3, 2006, our subsidiary GPC acquired ownership of The Geysers Assets, which had previously been leased by GPC from Geysers Statutory Trust (which is not an affiliate of ours) pursuant to a leveraged lease. The purchase price for The Geysers Assets was approximately $157.6 million, plus certain costs and expenses (including an $8.0 million option payment). Immediately following the acquisition, we redeemed certain notes issued by Geysers Statutory Trust in connection with the leveraged lease structure at a cost of approximately $109.3 million. As noted above, The Geysers Assets were then pledged as part of the collateral securing the DIP Facility. We applied a remaining useful life of 35 years from the date in May 1999 when we acquired the majority of our geothermal resource assets, in calculating depreciation on these power plant assets, which is consistent with the useful life for our other (gas-fired) base load power plants. The DIP Facility is further discussed in Notes 2 and 6 of our Consolidated Condensed Financial Statements.

     Cash Management. We have received U.S. Bankruptcy Court approval to continue to manage our cash in accordance with our pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain our existing bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine Corporation. Such cash management systems are subject to the requirements of the DIP Facility, Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant U.S. Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the U.S. Debtors (each of whom is a participant in the cash management system) became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all cash of the U.S. Debtors and certain other subsidiaries be maintained in a concentration account at Deutsche Bank upon the DIP Facility agents.

     Rejection of Executory Contracts and Unexpired Leases. On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. At the time of filing the motion, we forecasted that it would cost us in excess of $1.2 billion if we were required to continue to perform under these PPAs rather than to sell the contracted energy at current market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court's decision to the United States Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006 and we have not yet received a decision. We can not determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and two of the PPAs are the subject of negotiated settlements. We continue to perform under the three PPAs that remain in effect. We can not presently determine the ultimate outcome of the pending court proceedings nor the market factors that will need to be considered in valuing the rejected contracts and therefore are unable to estimate the expected allowable claims related to these PPAs.

     On January 16, 2006, CES-Canada, a Canadian Debtor, repudiated its tolling agreement with Calgary Energy Centre. Calpine Corporation had guaranteed CES-Canada's performance under the tolling agreement. We recorded a non-cash charge of $232.5 million, which was reported as a reorganization item in our Consolidated Condensed Statements of Operations for the three months ended March 31, 2006. This charge represents our estimate of the out-of-the money value of the contract to CES-Canada and the expected allowable claim from Calgary Energy Centre to Calpine Corporation under the guarantee.

     On February 6, 2006, we filed a notice of rejection of our leasehold interests in the Rumford Power Plant and the Tiverton Power Plant with the U.S. Bankruptcy Court, and noticed the proposed surrender of the two plants to their owner-lessor. The owner-lessor declined to take possession and control of the plants at that time. Both the indenture trustee related to the leaseholds and the owner-lessor filed objections to the rejection. Additionally, the indenture trustee and ISO New England, Inc. filed motions to withdraw the reference of the rejection notice to the SDNY Court, arguing that the U.S. Bankruptcy Court does not have jurisdiction over the lease rejection dispute. We engaged in extensive negotiations with the indenture trustee with respect to the surrender of possession and control of the two power plants and the sale of certain ancillary assets related to the power plants in consideration for the satisfaction and discharge of the indenture trustee's administrative claims against us in the Chapter 11 cases. On May 18, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms and conditions of a transition agreement to be entered into between us, the indenture trustee and a receiver for certain assets of the owner-lessor to be appointed on a motion filed with the SDNY Court by the indenture trustee. The hearing with respect to the appointment of the receiver was heard before the SDNY Court on June 5, 2006, and a receiver was appointed on June 6, 2006. The hearing before the U.S. Bankruptcy Court with respect to the motion for approval of the transition agreement and with respect to the rejection notice, and all objections to both such pleadings, was held on June 7, 2006, and the transition agreement and effective date of the rejection of our leasehold interests in the Rumford and Tiverton power plants was approved by the U.S. Bankruptcy Court on June 9, 2006. In addition, we have been involved in negotiations with ISO New England, Inc. with respect to its objections to the rejection notice and on May 30, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms of a stipulation and settlement agreement by and among us, ISO New England, Inc., the receiver and the indenture trustee. The stipulation and settlement agreement provides for a standstill with respect to ISO New England, Inc.'s pending motion to withdraw the reference. The motion to approve the stipulation and settlement agreement was heard and approved by the U.S. Bankruptcy Court at the June 7, 2006, hearing. At closing on June 23, 2006, the receiver took possession and control of the Rumford and Tiverton power plants, as well as the ancillary assets related to the power plants transferred under the transition agreement and all of the motions to withdraw the reference related to the rejection notice were withdrawn or dismissed. In connection with the lease rejections, the Company expects to record a charge of approximately $109 million as its current estimate for an expected allowable claim related to the lease rejections and an additional charge of approximately $131 million to write off prepaid lease expense. The total amount of such charges is expected to be reported as a reorganization item in the Company's Consolidated Condensed Statements of Operations for the quarter ending June 30, 2006, and the portion representing the expected allowable claim will be recorded as a liability subject to compromise in the Consolidated Condensed Balance Sheet at June 30, 2006.

     In February 2006, we filed notices of rejection with the U.S. Bankruptcy Court relating to our office leases in Portland, Oregon and in Deer Park, Texas. In March 2006, we filed notices of rejection relating to our office leases in Denver and Fort Collins, Colorado and in Tampa, Florida. In April 2006, we filed a notice of rejection relating to our office lease in Atlanta, Georgia. In May 2006, we filed a notice of rejection relating to our office lease in Dublin, California. The rejection of each of the foregoing leases has been approved by the U.S. Bankruptcy Court. We anticipate that it is more likely than not that we will file further notices of rejection with respect to additional office leases; in particular, we announced in April 2006 that we intend to close our Boston, Massachusetts office. We do not anticipate the expected allowable claims resulting from these office lease rejections, individually or in the aggregate, to be material.

     Cash Flow Activities -- The following table summarizes our cash flow activities for the periods indicated:

                                                                                                      Three Months Ended March 31,
                                                                                                   ---------------------------------
                                                                                                         2006              2005
                                                                                                   --------------      -------------
                                                                                                             (In thousands)
Beginning cash and cash equivalents...........................................................     $      785,637      $    718,023
                                                                                                   --------------      ------------
Net cash provided by (used in):
   Operating activities.......................................................................     $        3,365      $   (114,592)
   Investing activities.......................................................................           (350,698)         (220,848)
   Financing activities.......................................................................            923,219           368,710
   Effect of exchange rates changes on cash and cash equivalents, including
     discontinued operations cash.............................................................                 --            (4,086)
                                                                                                   --------------      ------------
      Net increase (decrease) in cash and cash equivalents including discontinued
        operations cash.......................................................................     $      575,886      $     29,184
Change in discontinued operations cash classified as current assets held for sale.............                 --            26,862
                                                                                                   --------------      ------------
Net increase (decrease) in cash and cash equivalents..........................................     $      575,886      $     56,046
                                                                                                   --------------      ------------
        Ending cash and cash equivalents......................................................     $    1,361,523      $    774,069
                                                                                                   ==============      ============

     Operating activities for the three months ended March 31, 2006, provided net cash of $3.4 million, as compared to a use of $114.6 million for the same period in 2005. In the first quarter of 2006, there was $136.7 million source of funds from net changes in operating assets, liabilities and LSTC, which was comprised of decreases in accounts receivable of $162.6 million and in other current assets of $126.4 million due to a decrease in margin deposits, and increases in accounts payable of $169.3 million and in other liabilities of $67.9 million. These sources were partially offset by a decrease in LSTC items of $301.6 million and an increase in other assets of $87.9 million.

     In the three months ended March 31, 2005, net cash used in operating activities was $114.6 million. In the three months ended March 31, 2005, we had net use of funds from changes in operating assets and liabilities of $82.8 million, comprised of decreases in accounts payable of $72.9 million, accrued payroll and related expenses of $23.1 million and $18.4 million in accrued property taxes, together with an increase in net margin deposits posted to support CES contracting activity of $42.3 million. Partially offsetting these, accounts receivable decreased by $61.1 million.

     Investing activities for the three months ended March 31, 2006, consumed net cash of $350.7 million, as compared to $220.8 million in the same period of 2005. The purchase of The Geysers Assets from the lessor was completed in 2006, which used $266.8 million in cash. Capital expenditures, including capitalized interest, for the completion of our power facilities decreased from $257.3 million in 2005 to $115.0 million in 2006. Investing activities in the first three months of 2006 also reflected a use of funds of

$70.2 million from derivatives not designated as hedges, offset by a $99.5 million decrease in restricted cash. Investing activities in 2005 also reflected a $42.9 million decrease in restricted cash.

     Financing activities for the three months ended March 31, 2006, provided $923.2 million as compared to $368.7 million for the same period in 2005. Funds provided were primarily from borrowings from the Company's DIP Facility of $1,150.0 million and from $124.8 million in borrowings from CalGen and project financings. These sources were offset by $175.9 million of repayments under the DIP Facility, $86.0 million of notes payable, $50.9 million of CalGen and project financings, $4.5 million repayment of preferred interests, and $29.0 million of transaction costs.

     Negative Working Capital -- At March 31, 2006, we had negative working capital of $4.4 billion which is primarily due to defaults under certain of our indentures and other financing instruments requiring us to record approximately $6.2 billion of debt as current that otherwise would have been recorded as long-term. We are seeking waivers on the defaults in the case of Non-Debtor entities. With respect to the Calpine Debtor entities, generally, the obligations may have been accelerated due to such defaults, but the lenders' or noteholders' rights to enforce such payment obligations are stayed by the bankruptcy cases.

     Letter of Credit Facilities -- At March 31, 2006 and December 31, 2005, we had approximately $253.2 and $370.3 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities.

     Commodity Margin Deposits and Other Credit Support -- As of March 31, 2006 and December 31, 2005, to support commodity transactions, we had margin deposits with third parties of $165.3 and $287.5 million, respectively; we made gas and power prepayments of $90.3 and $103.2 million, respectively; and had letters of credit outstanding of $5.6 and $88.1 million, respectively. Counterparties had deposited with us $20.4 and $27.0 million as margin deposits at March 31, 2006 and December 31, 2005, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

     Asset Sales -- Prior to filing for bankruptcy on December 20, 2005, we had adopted a strategy of conserving our core strategic assets and selectively disposing of certain less strategically important assets by using the proceeds of such asset sales to repay or otherwise reduce our debt.

     We are continuing to reduce activities and curtail expenditures in certain non-core areas and business units. Among other things, we have begun to implement staff reductions of approximately 1,100 positions, or over one third of our workforce, which are expected to be completed by the end of 2007. Other cost reduction measures include the closure of non-core offices and the sales of non-strategic assets.

     Among other things, on February 15, 2006, we entered into a non-binding letter of intent contemplating the negotiation of a definitive agreement for the sale of Otay Mesa Energy Center to San Diego Gas & Electric. The letter included a period of exclusivity which expired May 1, 2006. See Note 14 of the Notes to Consolidated Condensed Financial Statements for additional discussion regarding Otay Mesa.

     On March 3, 2006, pursuant to the Cash Collateral Order, we, together with the Official Committee of Unsecured Creditors of Calpine Corporation and the Ad Hoc Committee of Second Lien Holders of Calpine Corporation agreed, in consultation with the indenture trustee for our First Priority Notes, on the designation of nine projects that, absent the consent of such Committees or unless ordered by the U.S. Bankruptcy Court, may not receive funding, other than certain limited amounts that were agreed to by us and the committees in consultation with the First Priority Notes trustee. On May 17, 2006, an additional five projects were added to this list. The 14 designated projects are: Acadia Energy Center, Aries Energy Center, Clear Lake Power Plant, Dighton Power Plant, Fox Energy Center, Pryor Power Plant, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center, Hog Bayou Energy Center, Rumford Power Plant, Santa Rosa Energy Center, Texas City Power Plant, and Tiverton Power Plant. In accordance with the Cash Collateral Order, it is possible that additional power plants will be added (or certain of the listed plants may be removed) as designated projects. As discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, in June 2006, the U.S. Bankruptcy Court approved the necessary agreements allowing for the rejection of the Rumford and Tiverton leases and the transition of those power plants to a receiver of certain assets of the owner-lessor. We have not yet determined what actions we will take with respect to the other power plants; however, it is possible that we could seek to sell those facilities or, as applicable, reject the related leases.

     On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid III Power Plant to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year's time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded an impairment charge of $41.3 million for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss will be recognized on this sale.

     Debt, Lease and Indenture Covenant Compliance -- See Note 6 of the Notes to Consolidated Condensed Financial Statements for compliance information.

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

     The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at March 31, 2006, and selected income statement information for the three months ended March 31, 2006 (in thousands):

                                                                    Calpine
                                                                  Corporation
                                                                and Restricted     Unrestricted
                                                                  Subsidiaries     Subsidiaries     Eliminations          Total
                                                                --------------    --------------    -------------    --------------
Assets.....................................................     $   20,191,354    $      355,375    $          --    $   20,546,729
                                                                ==============    ==============    =============    ==============
Liabilities not subject to compromise......................     $   11,607,791    $      201,678    $          --    $   11,809,469
                                                                ==============    ==============    =============    ==============
Liabilities subject to compromise..........................     $   14,498,582    $       28,580    $          --    $   14,527,162
                                                                ==============    ==============    =============    ==============
Total revenue..............................................     $    1,356,058    $         (423)   $          --    $    1,355,635
Total cost of revenue......................................         (1,299,465)           (1,535)             393        (1,300,607)
Equipment, development project and
  other impairments........................................             (5,555)               --               --            (5,555)
Interest income............................................             17,884             2,321               --            20,205
Interest (expense).........................................           (289,238)           (3,028)              --          (292,266)
Reorganization items.......................................           (298,214)               (1)              --          (298,215)
Other......................................................            (69,706)            1,066               --           (68,640)
                                                                --------------    --------------    -------------    --------------
   Net loss................................................     $     (588,236)   $       (1,600)   $         393    $     (589,443)
                                                                ==============    ==============    =============    ==============

     Special Purpose Subsidiaries -- Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. At March 31, 2006, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, PCF, PCF III, Calpine Northbrook Energy Marketing, LLC, CNEM Holdings, LLC, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Fox Holdings, LLC, Calpine Fox LLC, Calpine Deer Park Partner, LLC, Calpine Deer Park, LLC, Deer Park Energy Center Limited Partnership, CCFC Preferred Holdings, LLC and Metcalf Energy Center, LLC.

Summary of Key Activities Through March 31, 2006

  Finance -- New Issuances and Amendments:

        Date                 Amount                                                 Description
-------------------     --------------   ------------------------------------------------------------------------------------------
2/23/06............     $2.0 billion     Receive funding for the $2.0 billion DIP Facility

  Finance -- Repurchases and Extinguishments:

        Date                 Amount                                                 Description
-------------------     --------------   ------------------------------------------------------------------------------------------
2/03/06............     $109.3 million   Acquire The Geysers Assets for approximately $157.6 million, plus certain costs and expenses (including an $8.0 million option payment) and pay off the related lessor's third party debt for approximately $109.3 million

  Asset Sales:

        Date                                                             Description
-------------------     -----------------------------------------------------------------------------------------------------------
3/29/06............     Announce agreement to sell 45-percent interest in the 525-megawatt Valladolid III Power Plant, currently under construction on the Yucatan Peninsula in Mexico, to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million

  Other:

        Date                                                             Description
-------------------     -----------------------------------------------------------------------------------------------------------
1/27/06............     Ann  B. Curtis  resigns  from  the  Board  of Directors and from her position as Vice Chairman of the Board,
                        Executive Vice President and Corporate Secretary

1/30/06............     Announce  appointment  of  Scott J. Davido as Executive Vice President and Chief Financial Officer effective
                        February  1,  2006;  subsequent  to  the  announcement,  Mr.  Davido  has  also  assumed  the  role of Chief
                        Restructuring Officer

2/06/06............     File  a  NOR  of  our  leasehold interests in the Rumford power plant and the Tiverton power plant and power plants in New England

2/08/06............     David C. Merritt  joins the  Board of Directors and serves as a member of the Audit Committee and Nominating and Governance Committees of the Board of Directors

3/01/06............     Implement  a  severance  program  that  provides  eligible  employees,  whose  employment  is i nvoluntarily terminated, with certain severance benefits

3/03/06............     Designate  the  following  nine  projects  as projects that may not receive funding: Clear Lake Power Plant,
                        Dighton  Power  Plant,  Fox Energy Center, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center,
                        Rumford Power Plant, Texas City Power Plant, and Tiverton Power Plant

3/29/06............     Announce  Lisa  M.  Bodensteiner,  Executive  Vice  President, General Counsel and Corporate Secretary, will resign effective April 14, 2006

3/30/06............     Terminate the Bear Stearns Master Transaction Agreement, dated September 7, 2005

  Power Plant Development and Construction:

        Date                         Project                   Description
-------------------     -----------------------------    ---------------------
3/01/06............     Phase II of Fox Energy Center    Commercial Operation

California Power Market

     The volatility in the California power market from mid-2000 through mid-2001 has produced significant unanticipated results. The unresolved issues arising in that market, where 42 of our 95 power plants are located, could adversely affect our performance. See Note 13 of the Notes to Consolidated Condensed Financial Statements for a further discussion.

Financial Market Risks

     As we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is "short" fuel (i.e., natural gas consumer) and "long" power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments as discussed in Item
1. "Business -- Marketing, Hedging, Optimization and Trading Activities."

     The change in fair value of outstanding commodity derivative instruments from January 1, 2006, through March 31, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006..........................................................     $     (439,814)
(Gains) losses recognized or otherwise settled during the period................................................             43,756
Fair value attributable to new contracts........................................................................              4,263
Changes in fair value attributable to price movements...........................................................             42,334
Terminated derivatives..........................................................................................              9,624
                                                                                                                     --------------
Fair value of contracts outstanding at March 31, 2006(1)........................................................     $     (339,837)
                                                                                                                     ==============
------------

(1) Net commodity derivative liabilities reported in Note 8 of the Notes to Consolidated Condensed Financial Statements.

     The fair value of outstanding derivative commodity instruments at March 31, 2006, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source                                   2006            2007-2008         2009-2010       After 2010           Total
-----------------                             --------------    --------------    --------------    --------------    --------------
Prices actively quoted....................    $      (11,964)   $        1,181    $           --    $           --    $     (10,783)
Prices provided by other external sources.          (131,801)         (118,747)          (83,141)               --         (333,689)
Prices based on models and other valuation
  methods.................................                --               595             4,040                --            4,635
                                              --------------    --------------    --------------    --------------    -------------
   Total fair value.......................    $     (143,765)   $     (116,971)   $      (79,101)   $           --    $    (339,837)
                                              ==============    ==============    ==============    ==============    =============

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

     The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at March 31, 2006, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality
(Based on Standard & Poor's Ratings as of
March 31, 2006)                                     2006            2007-2008         2009-2010       After 2010           Total
-----------------                             --------------    --------------    --------------    --------------    --------------
Investment grade..........................    $     (131,294)   $     (116,064)   $      (79,101)   $           --    $    (326,459)
Non-investment grade......................           (10,239)              (19)               --                --          (10,258)
No external ratings.......................            (2,232)             (888)               --                --           (3,120)
                                              --------------    --------------    --------------    --------------    -------------
   Total fair value.......................    $     (143,765)   $     (116,971)   $      (79,101)   $           --    $    (339,837)
                                              ==============    ==============    ==============    ==============    =============

     The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

                                                                                                                    Fair Value After
                                                                                                                       10% Adverse
                                                                                                      Fair Value      Price Change
                                                                                                    --------------  ----------------
At March 31, 2006:
   Electricity................................................................................      $     (439,254)   $    (624,100)
   Natural gas................................................................................              99,417           73,461
                                                                                                    --------------    -------------
      Total...................................................................................      $     (339,837)   $    (550,639)
                                                                                                    ==============    =============

     Derivative commodity instruments included in the table are those included in Note 8 of the Notes to Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted 10% quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a 10% adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a 10% adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

     Interest Rate Swaps -- From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of March 31, 2006 (dollars in thousands):

  Variable to Fixed Swaps

                                                                          Weighted Average     Weighted Average
                                                          Notional          Interest Rate        Interest Rate          Fair Market
Maturity Date                                         Principal Amount          (Pay)              (Receive)               Value
-------------                                        ------------------   ----------------   ---------------------   --------------
2007.............................................    $        56,757           4.5%            3-month US$LIBOR      $        1,111
2007.............................................            284,768           4.5%            3-month US$LIBOR               5,627
2009.............................................             38,454           4.4%            3-month US$LIBOR                 781
2009.............................................            192,937           4.4%            3-month US$LIBOR               3,918
2009.............................................             50,000           4.8%            3-month US$LIBOR                 554
2011.............................................             41,722           4.9%            3-month US$LIBOR                 851
2011.............................................             43,000           4.8%            3-month US$LIBOR                 796
2011.............................................             21,500           4.8%            3-month US$LIBOR                 398
2011.............................................             20,861           4.9%            3-month US$LIBOR                 425
2011.............................................             20,861           4.9%            3-month US$LIBOR                 425
2011.............................................             21,500           4.8%            3-month US$LIBOR                 398
2011.............................................             20,861           4.9%            3-month US$LIBOR                 425
2011.............................................             21,500           4.8%            3-month US$LIBOR                 398
2012.............................................             99,288           6.5%            3-month US$LIBOR              (4,632)
2016.............................................             19,755           7.3%            3-month US$LIBOR              (2,041)
2016.............................................             13,170           7.3%            3-month US$LIBOR              (1,357)
2016.............................................             39,510           7.3%            3-month US$LIBOR              (4,072)
2016.............................................             26,340           7.3%            3-month US$LIBOR              (2,714)
2016.............................................             32,925           7.3%            3-month US$LIBOR              (3,392)
                                                     ---------------                                                 --------------
   Total.........................................    $     1,065,709           5.5%                                  $       (2,101)
                                                     ===============                                                 --------------

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

     The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in thousands). Given our net variable to fixed portfolio position, a 100 basis point decrease would adversely impact our portfolio as follows:

                                                        Fair Value After a 1.0%
                                                      (100 Basis Points) Adverse
Net Fair Value as of March 31, 2006                       Interest Rate Change
-----------------------------------                   --------------------------
$(2,101).........................................              $ (39,743)

     Variable Rate Debt Financing -- We have used debt financing to meet the significant capital requirements needed to fund our growth. Certain debt instruments related to our non-debtor entities and debt instruments not considered subject to compromise at March 31, 2006, may affect us adversely because of changes in market conditions. Our variable rate financings are indexed to base rates, generally LIBOR, as shown below. Significant LIBOR increases could have a negative impact on our future interest expense.

     The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of March 31, 2006. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in thousands):

                                                          April-                                                          Fair Value
                                                         December                                                          March 31,
                                                           2006      2007      2008       2009       2010    Thereafter     2006
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
3-month US $LIBOR weighted average interest rate basis
  (3)
   Riverside Energy Center project financing..........   $ 1,843  $    3,685  $ 3,685  $    3,685  $  3,685  $  336,868  $  353,451
   Rocky Mountain Energy Center project financing.....     1,325       2,649    2,649       2,649     2,649     232,627     244,548
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of 3-month US $LIBOR rate debt............     3,168       6,334    6,334       6,334     6,334     569,495     597,999
1-month US $LIBOR interest rate basis (3)
   Freeport Energy Center, LP project financing.......        --       2,898    2,663       2,354     2,562     177,054     187,531
   Mankato Energy Center, LLC project financing.......        --       2,384    2,460       2,113     1,953     153,408     162,318
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of 1-month US $LIBOR interest rate........        --       5,282    5,123       4,467     4,515     330,462     349,849
(1)(3)
   Metcalf Energy Center, LLC preferred interest......        --          --       --          --   155,000          --     155,000
   Third Priority Secured Floating Rate Notes Due 2011
     (CalGen).........................................        --          --       --          --        --     680,000     746,300
   Second Priority Senior Secured Floating Rate Notes
     Due 2011 (CCFC)..................................        --          --       --          --        --     409,781     409,781
   CCFC Preferred Holdings, LLC preferred interest....        --          --       --          --        --     300,000     300,000
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of variable rate debt as defined at (1)
        below.........................................        --          --       --          --   155,000   1,389,781   1,611,081
(2)(3)
   Blue Spruce Energy Center project financing........     2,813       3,750    3,750       3,750     3,750      77,645      95,458
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of variable rate debt as defined at (2)
        below.........................................     2,813       3,750    3,750       3,750     3,750      77,645      95,458
(4)(3)
   First Priority Secured Floating Rate Notes Due 2009
     (CalGen).........................................        --       1,175    2,350     231,475        --          --     246,750
   First Priority Secured Institutional Term Loans Due
     2009 (CalGen)....................................        --       3,000    6,000     591,000        --          --     600,000
   First Priority Senior Secured Institutional Term
     Loan Due 2009 (CCFC).............................     1,604       3,208    3,208     365,189        --          --     373,209
   Second Priority Secured Institutional Floating Rate
     Notes Due 2010
     (CalGen).........................................        --          --    3,200       6,400   624,039          --     677,202
   Second Priority Secured Term Loans Due 2010 (CalGen)       --          --      500       1,000    97,506          --      99,006
   Metcalf Energy Center, LLC project financing.......        --          --       --          --   100,000          --     100,000
   DIP First Priority Term Loan.......................     2,625     396,500       --          --        --          --     399,125
   DIP Second Priority Term Loan......................        --     600,000       --          --        --          --     600,000
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of variable rate debt as defined at (4)
        below.........................................     4,229   1,003,883   15,258   1,195,064   821,545          --   3,095,292
(5)(4)
   Contra Costa.......................................       171         179      187         196       205       1,176       2,114
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
      Total of variable rate debt as defined at (5)
        below.........................................       171         179      187         196       205       1,176       2,114
                                                         -------  ----------  -------  ----------  --------  ----------  ----------
        Grand total variable-rate debt instruments....   $10,381  $1,019,428  $30,652  $1,209,811  $991,349  $2,368,559  $5,751,793
                                                         =======  ==========  =======  ==========  ========  ==========  ==========
------------

(1) British Bankers Association LIBOR Rate for deposit in US dollars for a period of six months.

(2) British Bankers Association LIBOR Rate for deposit in US dollars for a period of three months.

(3)  Actual interest rates include a spread over the basis amount.

(4) Choice of 1-month US $LIBOR, 2-month US $LIBOR, 3-month US $LIBOR, 6-month US $LIBOR, 12-month US $LIBOR or a base rate.

(5)  Bankers Acceptance Rate.


Recent  Accounting  Pronouncements  -- See Note 1 of the  Notes to  Consolidated
Condensed   Financial   Statements   for  a  discussion  of  recent   accounting
pronouncements.

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

     As of December 31, 2005, management identified a material weakness related to the controls over accounting for income taxes that was discussed in Item 9A of our 2005 Form 10-K. During 2006, we have taken steps necessary to begin the remediation of this material weakness.

     Our senior management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Because the process of remediating the aforementioned material weakness is not complete, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective. We continue to perform additional analysis and post-closing procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The certificates required by this item are filed as Exhibits 31.1 and 31.2 to this Form 10-Q.

Personnel Developments at CMSC

     Since March 31, 2006, we have experienced resignations of key personnel in the operational areas of our risk management and trading organization, CMSC. The risk created by turnover in our CMSC organization primarily affects our ability to ensure the completeness and accuracy of deal and price curve information. We believe that risks created by the turnover are mitigated by the reduced hedging and optimization volumes we have had since our bankruptcy filing and by processes that we have put in place to address the completeness and accuracy risks in advance of our financial close for the period beginning after March 31, 2006. The processes include the following:

     o    Additional   confirmations  of  volumetric  and  pricing   information
          associated with our structured deals

     o Increased scrutiny of accounting data related to purchases and sales of gas and power

     o Using newly designed system tools to check price curves for staleness and comparability to external price quotes

Status of Remediation of the Material Weakness

     During 2006, we have taken steps necessary to improve our internal controls relating to the preparation and review of interim and annual income tax provisions, specifically related to the timely reconciliation of the underlying data being provided by the accounting department to the tax department to ensure the accuracy and validity of such information for purposes of our tax calculations, principally relating to the book and tax basis of our property, plant and equipment.

     We will continue to do the following:

     o Improve the processes around the underlying data used for tax accounting purposes;

     o Integrate and centralize the fixed assets system to include both accounting and tax basis;

     o Add additional internal resources in the accounting department and provide additional tax accounting training for key personnel; and

     o Timely perform book-tax basis reconciliations on newly acquired property, plant and equipment.

     We continue to monitor the effectiveness of the tax controls and procedures and will make any additional changes that management deems appropriate.

Changes in Internal Control Over Financial Reporting

     During the first quarter of 2006, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     See Note 11 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 3.  Defaults Upon Senior Securities.

     See Note 6 of the Notes to Consolidated Condensed Financial Statements for a description of defaults under our indebtedness, as well as our Current Report on Form 8-K filed on December 23, 2005.

     See also Note 7 of the Notes to Consolidated Condensed Financial Statements for our liabilities subject to compromise, which sets forth the amounts of our indebtedness classified as LSTC. We are no longer paying current interest on any LSTC except that, pursuant to an order of the U.S. Bankruptcy Court, we will continue to pay current interest on the Second Priority Debt until June 30, 2006. We continue to make current payments of interest and, if applicable, principal on all debt of Non-Debtor entities, including debt under which there are defaults.

Item 6.  Exhibits.

      (a)Exhibits

      The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004 (incorporated by reference to Exhibit 3.1 to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004).

  3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005 (incorporated by reference to Exhibit 3.1.2 to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2005, filed with the SEC on August 9,
                2005).

  3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to Calpine Corporation's Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002).

  4.1.1 Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  4.1.2 Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  4.1.3 Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  4.1.4 Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  4.1.5 Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.1.6 Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.1.7 Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

  4.2.1 Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.2.2 Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.1          DIP Financing Agreements

  10.1.1.1 $2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint
                Administrative  Agents  (incorporated  by  reference  to Exhibit
                10.1.1.1 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19,
                2006).

  10.1.1.2 First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.1.2 Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2          Financing and Term Loan Agreements

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  10.2.1.1 Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  10.1.1.2 Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  10.2.1.3 Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  10.2.1.4 Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  10.2.1.5 Amendment No. 4 to the Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2.1.6 Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2.1.7 Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

  10.3          Management Contracts or Compensatory Plans or Arrangements.

  10.3.1 Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to
                Exhibit 10.5.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

  10.3.2 Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

  10.3.3 Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

  31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
------------

(*)  Filed herewith.

(a)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CALPINE CORPORATION

                                       By:   /s/ SCOTT J. DAVIDO
                                           -------------------------------------
                                           Scott J. Davido
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Chief Restructuring Officer

Date:  June 30, 2006

                                       By:   /s/ CHARLES B. CLARK, JR.
                                           -------------------------------------
                                           Charles B. Clark, Jr.
                                           Senior Vice President,
                                           Corporate Controller and
                                           Chief Accounting Officer

Date:  June 30, 2006

     The following exhibits are filed herewith unless otherwise indicated:

                                  EXHIBIT INDEX

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  3.1.1 Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004 (incorporated by reference to Exhibit 3.1 to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004).

  3.1.2 Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005 (incorporated by reference to Exhibit 3.1.2 to Calpine Corporation's Quarterly Report on Form 10-Q dated June 30, 2005, filed with the SEC on August 9,
                2005).

  3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to Calpine Corporation's Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002).

  4.1.1 Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  4.1.2 Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  4.1.3 Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  4.1.4 Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  4.1.5 Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.1.6 Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.1.7 Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  4.2.1 Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  4.2.2 Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.1          DIP Financing Agreements

  10.1.1.1 $2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint
                Administrative  Agents  (incorporated  by  reference  to Exhibit
                10.1.1.1 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19,
                2006).

  10.1.1.2 First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.1.2 Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2          Financing and Term Loan Agreements

  10.2.1.1 Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  10.1.1.2 Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to Calpine Corporation's Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

  10.2.1.3 Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

   Exhibit
    Number                                    Description
------------    ----------------------------------------------------------------

  10.2.1.4 Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

  10.2.1.5 Amendment No. 4 to the Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as
                Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2.1.6 Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

  10.2.1.7 Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

  10.3          Management Contracts or Compensatory Plans or Arrangements.

  10.3.1 Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to
                Exhibit 10.5.2 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

  10.3.2 Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

  10.3.3 Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to Calpine Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).(a)

  31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

  31.2 Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
------------

(*)  Filed herewith.

(a)  Management contract or compensatory plan or arrangement.