Form 10-Q/A
period 2005-09-30
CALPINE CORP
filed 2006-07-25
CIK 916457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 1-12079

_______________

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

☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒               Accelerated filer   ☐               Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

There were 569,382,412 shares of Common Stock, par value $.001 per share, outstanding on November 8, 2005.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is being filed solely to amend Item 6(a) to re-file the agreement filed as Exhibit 10.2 thereto. The re-filed exhibit discloses portions of the agreement that had previously been redacted pursuant to our request for confidential treatment. As described in Item 1.02 of our Current Report on Form 8-K filed with the SEC on April 5, 2006, the agreement was terminated on March 30, 2006.

This Amendment No. 1 does not make any other changes to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ SCOTT J. DAVIDO
Scott J. Davido
Executive Vice President,
Chief Financial Officer and
Chief Restructuring Officer
(Principal Financial Officer)

Date: July 25, 2006

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Date: July 25, 2006

Item 6.              Exhibits

The following exhibits are filed herewith unless otherwise indicated:

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
4.2

Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011.(d)

10.1

Purchase and Sale Agreement dated July 7, 2005, by and among Calpine Gas Holdings LLC, Calpine Fuels Corporation, Calpine Corporation, Rosetta Resources Inc., and the other Subject Companies identified therein.(e)

10.2

Master Transaction Agreement, dated September 7, 2005, among Calpine Corporation, Calpine Energy Services, L.P., The Bear Stearns Companies Inc., and such other parties as may become party thereto from time to time. Portions of this Exhibit 10.2 have been omitted pursuant to a request for confidential treatment. The omitted language has been filed separately with the SEC.

10.3	Amendment to 1996 Stock Incentive Plan, as amended.(f)
31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Executive Vice President, Chief Financial Officer and Chief Restructuring Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

__________

(*)	Previously filed.
(a)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.
(b)	Incorporated by reference to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
(c)	Incorporated by reference to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.
(d)	This document has been omitted in reliance on Item 601(b)(4)(iii) of Regulation S-K. Calpine Corporation agrees to furnish a copy of such document to the SEC upon request.
(e)	Incorporated by reference to Calpine Corporation’s Current Report on Form 8-K filed with the SEC on July 13, 2005.
(f)

Description of such amendment is incorporated by reference to Item 1.01 of Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 20, 2005. Such amendment constitutes a management contract or compensatory plan or arrangement.

EXHIBIT 31.1

CERTIFICATIONS

I, Robert P. May, certify that:

1.	I have reviewed this Form 10-Q/A of Calpine Corporation; and
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 25, 2006	/s/ Robert P. May
CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2

CERTIFICATIONS

I, Scott J. Davido, certify that:

1.	I have reviewed this Form 10-Q/A of Calpine Corporation; and
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 25, 2006	/s/ Scott J. Davido
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER AND
CHIEF RESTRUCTURING OFFICER