Form 10-Q
period 2006-06-30
CALPINE CORP
filed 2006-08-14
CIK 916457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  568,957,616 shares of Common Stock, par value $.001 per share, outstanding on August 11, 2006.

CALPINE CORPORATION AND SUBSIDIARIES

(Debtor-in-Possession)

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2006

i

DEFINITIONS

As used in this Report, the abbreviations contained herein have the meanings set forth below. Additionally, the terms, “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. For clarification, such terms will not include the Canadian and other foreign subsidiaries that were deconsolidated as a result of the filings by the Canadian Debtors under the CCAA in the Canadian Court effective December 31, 2005. The term “Calpine Corporation” shall refer only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

ABBREVIATION	DEFINITION

2005 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006

2014 Convertible Notes	Contingent Convertible Notes Due 2014

345(b) Waiver Order	Order pursuant to Section 345(b) of the Bankruptcy Code authorizing continued (i) use of existing investment guidelines and (ii) operation of certain bank accounts dated May 4, 2006

401k Plan	Calpine Corporation Retirement Savings Plan

Acadia PP	Acadia Power Partners, LLC

AOCI	Accumulated Other Comprehensive Income

APB	Accounting Principles Board

Aries	MEP Pleasant Hill, LLC

Bankruptcy Code	United States Bankruptcy Code

Bankruptcy Courts	The U.S. Bankruptcy Court and the Canadian Court

Btu(s)	British thermal unit(s)

CAISO	California Independent System Operator

Calgary Energy Centre	Calgary Energy Centre Limited Partnership

CalGen	Calpine Generating Company, LLC, formerly Calpine Construction Finance Company II LLC

Calpine Debtor(s)	The U.S. Debtors and the Canadian Debtors

Calpine Jersey II	Calpine European Funding (Jersey) Limited

CalPX	California Power Exchange

CalPX Price	CalPX zonal day-ahead clearing price

Canadian Court	The Court of Queen’s Bench of Alberta, Judicial District of Calgary

Canadian Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that have been granted creditor protection under the CCAA in the Canadian Court

ABBREVIATION	DEFINITION

Cash Collateral Order

Second Amended Final Order of the U.S. Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006, as modified by the Order Granting U.S. Debtors’ Motion for Entry of an Order pursuant to 11 U.S.C. Sections 105,361 and 105,363 modifying Order Authorizing Use of Cash Collateral and Granting Adequate Protection, dated June 21, 2006

CCAA	Companies’ Creditors Arrangement Act (Canada)

CCFC	Calpine Construction Finance Company, L.P

CCFCP	CCFC Preferred Holdings, LLC

CCRC	Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.

CDWR	California Department of Water Resources

CES	Calpine Energy Services, L.P.

CES-Canada	Calpine Energy Services Canada Partnership

Chapter 11	Chapter 11 of the Bankruptcy Code

Chubu	Chubu Electric Power Company, Inc.

Cleco	Cleco Corp.

CMSC	Calpine Merchant Services Company, Inc.

CNEM	Calpine Northbrook Energy Marketing, LLC

Collateral Trustee	The Bank of New York as collateral trustee for holders of the First Priority Notes and the Second Priority Debt

Committees	The Creditors’ Committee and the Ad Hoc Committee of Second Lien Holders of Calpine Corporation

Company	Calpine Corporation, a Delaware corporation, and subsidiaries

Creditors’ Committee	The Official Committee of Unsecured Creditors of Calpine Corporation

CPUC	California Public Utilities Commission

DB London	Deutsche Bank AG London

Deer Park	Deer Park Energy Center Limited Partnership

DIP	Debtor-in-possession

ABBREVIATION	DEFINITION

DIP Facility

The Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as Sub-Agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the first priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the second priority Lenders

E&S	Electricity and steam

EOB	California Electricity Oversight Board

EPS	Earnings per share

ERISA	Employee Retirement Income Security Act

ESPP	2000 Employee Stock Purchase Plan

Exchange Act	United States Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FFIC	Fireman’s Fund Insurance Company

FIN	FASB Interpretation Number

FIN 46-R	FIN 46, as revised

First Priority Notes	9 5/8% First Priority Senior Secured Notes Due 2014

First Priority Trustee

Until February 2, 2006, Wilmington Trust Company, as trustee, and from February 3, 2006, and thereafter, Law Debenture Trust Company of New York, as successor trustee, under the Indenture, dated as of September 30, 2004, with respect to the First Priority Notes

FPA	Federal Power Act

Freeport	Freeport Energy Center, LP

GAAP	Generally accepted accounting principles in the United States

ABBREVIATION	DEFINITION

GEC	Gilroy Energy Center, LLC

General Electric	General Electric Company

Gilroy	Calpine Gilroy Cogen, L.P.

Gilroy 1	Calpine Gilroy 1, Inc.

GPC	Geysers Power Company, LLC

Harbert Convertible Fund	Harbert Convertible Arbitrage Master Fund, L.P.

Harbert Distressed Fund	Harbert Distressed Investment Master Fund, Ltd.

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

IRS	United States Internal Revenue Service

ISO	Independent System Operator

King City Cogen	Calpine King City Cogen, LLC

KWh	Kilowatt hour(s)

LIBOR	London Inter-Bank Offered Rate

LSTC	Liabilities Subject to Compromise

Mankato	Mankato Energy Center, LLC

Metcalf	Metcalf Energy Center, LLC

Mitsui	Mitsui & Co., Ltd.

MMBtu	Million Btu

Moapa	Moapa Energy Center, LLC

MW	Megawatt(s)

MWh	Megawatt hour(s)

Ninth Circuit Court of Appeals	United States Court of Appeals for the Ninth Circuit

NOL	Net operating loss

Non-Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors

Non-U.S. Debtor(s)	The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)

Northern District Court	United States District Court for the Northern District of California

NPC	Nevada Power Company

OCI	Other Comprehensive Income

v

ABBREVIATION	DEFINITION

Oneta	Oneta Energy Center

OSHA	Occupational Safety and Health Administration

Panda	Panda Energy International, Inc., and related party PLC II, LLC

PCF	Power Contract Financing, L.L.C.

PCF III	Power Contract Financing III, LLC

Petition Date	December 20, 2005

PG&E	Pacific Gas and Electric

POX	Plant operating expense

PPA(s)	Power purchase agreement(s)

QF(s)	Qualifying facility(ies)

RMR Contracts	Reliability Must Run contracts

Rosetta	Rosetta Resources Inc.

Saltend	Saltend Energy Centre

SDG&E	San Diego Gas & Electric Company

SDNY Court	United States District Court for the Southern District of New York

SEC	United States Securities and Exchange Commission

Second Priority Debt

Calpine Corporation’s Second Priority Secured Floating Rate Notes due 2007, 8 1/2% Second Priority Senior Secured Notes Due 2010, 8 3/4% Second Priority Senior Secured Notes Due 2013, 9 7/8% Second Priority Senior Secured Notes Due 2011, and Senior Secured Term Loans Due 2007

Second Priority Notes

Calpine Corporation’s Second Priority Senior Secured Floating Rate Notes due 2007, 8.500% Second Priority Senior Secured Notes due 2010, 8.750% Second Priority Senior Secured Notes due 2013 and 9.875% Second Priority Senior Secured Notes due 2011

Second Priority Secured Debt Instruments

The Indentures between the Company and Wilmington Trust Company, as Trustee, relating to the Second Priority Notes and the Credit Agreement among the Company, as Borrower, Goldman Sachs Credit Partners L.P., as Administrative Agent, Sole Lead Arranger and Sole Book Runner, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agent, relating to the Company’s Senior Secured Term Loans Due 2007

Second Priority Trustee	Wilmington Trust Company, as trustee under the Indentures with respect to the Second Priority Notes

Securities Act	United States Securities Act of 1933, as amended

ABBREVIATION	DEFINITION

SFAS	Statement of Financial Accounting Standards

SFAS No. 123-R	FASB Statement No. 123-R (As Amended), “Accounting for Stock-Based Compensation—Share-Based Payment”

SIP	1996 Stock Incentive Plan

SPPC	Sierra Pacific Power Company

The Geysers Assets	19 geothermal power plant assets located in Geyserville, California

TSA(s)	Transmission service agreement(s)

TTS	Thomassen Turbine Systems, B.V.

ULC I	Calpine Canada Energy Finance ULC

ULC II	Calpine Canada Energy Finance II ULC

U.S.	United States of America

U.S. Bankruptcy Court	United States Bankruptcy Court for the Southern District of New York

U.S. Debtor(s)

Calpine Corporation and each of its subsidiaries and affiliates that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)

Valladolid	Valladolid III Energy Center

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$844,102	$785,637
Accounts receivable, net	881,545	1,008,430
Margin deposits and other prepaid expense	307,129	434,363
Inventories	150,457	150,444
Restricted cash	473,471	457,510
Current derivative assets	277,443	489,499
Current assets held for sale	39,542	39,542
Other current assets	119,211	62,612
Total current assets	3,092,900	3,428,037
Restricted cash, net of current portion	194,539	613,440
Notes receivable, net of current portion	157,804	165,124
Project development costs	24,247	24,232
Investments	63,457	83,620
Deferred financing costs	169,661	210,809
Prepaid lease, net of current portion	199,911	515,828
Property, plant and equipment, net	14,293,342	14,119,215
Goodwill	45,160	45,160
Other intangible assets, net	52,297	54,143
Long-term derivative assets	517,627	714,226
Other assets	628,704	570,963
Total assets	$19,439,649	$20,544,797

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS – (Continued)

(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$488,624	$399,450
Accrued payroll and related expense	39,765	29,483
Accrued interest payable	181,050	195,980
Income taxes payable	99,073	99,073
Notes payable and other borrowings, current portion	187,558	188,221
Preferred interest, current portion	9,124	9,479
Capital lease obligations, current portion	286,852	191,497
CCFC financing, current portion	783,394	784,513
CalGen financing, current portion	2,510,365	2,437,982
Construction/project financing, current portion	1,987,135	1,160,593
Senior notes and term loans, current portion	—	641,652
DIP Facility, current portion	3,500	—
Current derivative liabilities	396,583	728,894
Other current liabilities	313,313	275,595
Total current liabilities	7,286,336	7,142,412
Notes payable and other borrowings, net of current portion	467,777	558,353
Preferred interests, net of current portion	579,122	583,417
Capital lease obligations, net of current portion	366	95,260
Construction/project financing, net of current portion	419,998	1,200,432
DIP Facility, net of current portion	994,750	25,000
Deferred income taxes, net of current portion	348,996	353,386
Deferred revenue	135,045	138,653
Long-term derivative liabilities	678,960	919,084
Other liabilities	152,883	151,437
Total liabilities not subject to compromise	11,064,233	11,167,434
Liabilities subject to compromise	14,963,726	14,610,064
Commitments and contingencies (see Note 12)
Minority interests	275,284	275,384
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value per share; authorized 2,000,000,000 shares; issued and outstanding 568,957,616 in 2006 and 569,081,863 in 2005	569	569
Additional paid-in capital	3,268,331	3,265,458
Additional paid-in capital, loaned shares	258,100	258,100
Additional paid-in capital, returnable shares	(258,100)	(258,100)
Accumulated deficit	(10,020,362)	(8,613,160)
Accumulated other comprehensive loss	(112,132)	(160,952)
Total stockholders’ deficit	(6,863,594)	(5,508,085)
Total liabilities and stockholders’ deficit	$19,439,649	$20,544,797

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenue:
Electricity and steam revenue	$1,207,479	$1,272,060	$2,227,470	$2,528,756
Sales of purchased power and gas for hedging and optimization	341,815	889,767	618,160	1,657,472
Mark-to-market activities, net	23,465	2,874	59,690	(657)
Other revenue	19,172	34,206	42,246	59,067
Total revenue	1,591,931	2,198,907	2,947,566	4,244,638
Cost of revenue:
Plant operating expense	194,622	196,994	345,325	375,098
Royalty expense	4,781	8,081	11,260	18,360
Transmission purchase expense	17,328	19,807	38,005	40,681
Purchased power and gas expense for hedging and optimization	312,830	821,219	561,099	1,515,673
Fuel expense	700,234	891,946	1,368,409	1,768,745
Depreciation and amortization expense	113,964	123,601	229,073	240,334
Operating plant impairments	2,847	—	52,500	—
Operating lease expense	19,998	25,528	41,598	50,305
Other cost of revenue	19,259	33,273	39,201	73,245
Total cost of revenue	1,385,863	2,120,449	2,686,470	4,082,441
Gross profit	206,068	78,458	261,096	162,197
(Income) from unconsolidated investments	—	(3,268)	—	(9,260)
Equipment, development project and other impairments	62,076	46,968	67,631	46,896
Long-term service agreement cancellation charge	—	33,892	—	33,892
Project development expense	3,840	5,853	8,096	14,573
Research and development expense	3,267	5,126	6,994	12,159
Sales, general and administrative expense	47,377	68,519	98,323	121,725
Income (loss) from operations	89,508	(78,632)	80,052	(57,788)
Interest expense	299,586	328,387	591,852	646,388
Interest (income)	(19,319)	(16,793)	(39,524)	(30,778)
Minority interest expense	1,210	10,172	2,667	20,786
Loss (income) from repurchase of various issuances of debt	18,131	(129,154)	18,131	(150,926)
Other (income) expense, net	(14,238)	25,765	(1,854)	21,136

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS — (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Loss before reorganization items, benefit for income taxes, discontinued operations and cumulative effect of a change in accounting principle	$(195,862)	$(297,009)	$(491,220)	$(564,394)
Reorganization items	655,106	—	953,321	—
Loss before benefit for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(850,968)	(297,009)	(1,444,541)	(564,394)
(Benefit) for income taxes	(33,209)	(88,827)	(36,834)	(185,353)
Loss before discontinued operations and cumulative effect of a change in accounting principle	(817,759)	(208,182)	(1,407,707)	(379,041)
Discontinued operations, net of tax benefit of $—, $44,602, $— and $32,885	—	(90,276)	—	(88,148)
Cumulative effect of a change in accounting principle, net of tax provision of $—, $—, $312, and $—	—	—	505	—
Net loss	$(817,759)	$(298,458)	$(1,407,202)	$(467,189)
Basic and diluted loss per common share:
Weighted average shares of common stock outstanding	478,710	449,183	478,729	448,391
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(1.71)	$(0.46)	$(2.94)	$(0.85)
Discontinued operations, net of tax	—	(0.20)	—	(0.19)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net loss	$(1.71)	$(0.66)	$(2.94)	$(1.04)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,407,202)	$(467,189)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	288,568	414,468
Impairment charges	120,131	171,167
Deferred income taxes, net	(36,834)	(218,237)
Gain on sale of assets	(4,940)	(50)
Foreign currency transaction loss (gain)	1,217	(1,751)
Loss (gain) on repurchase of debt	18,131	(150,926)
Minority interest expense	2,667	20,786
Change in net derivative liability	7,638	28,116
Income from unconsolidated investments in power projects	-	(9,420)
Distributions from unconsolidated investments in power projects	-	10,288
Stock compensation expense	3,670	11,973
Reorganization items	870,285	-
Other	171	2,772
Change in operating assets and liabilities:
Accounts receivable	122,207	57,674
Other current assets	74,577	21,282
Other assets	(74,057)	(42,242)
Accounts payable, liabilities subject to compromise and accrued expenses	(268,517)	(112,927)
Other liabilities	78,602	24,957
Net cash used in operating activities	(203,686)	(239,259)
Cash flows from investing activities:
Purchases of property, plant and equipment	(120,197)	(539,561)
Purchase of The Geysers Assets	(266,846)	-
Disposals of investments, net of holdbacks	37,988	-
Advances to joint ventures	(21,000)	-
Project development costs	-	(8,208)
Cash flows from derivatives not designated as hedges	(91,581)	21,611
Decrease (increase) in restricted cash	402,940	(433,212)
Other	11,998	735
Net cash used in investing activities	(46,698)	(958,635)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Borrowings from notes payable and lines of credit	$—	$4,298
Repayments of notes payable and lines of credit	(89,652)	(98,538)
Borrowings from project financing	84,986	524,944
Repayments of project financing	(43,596)	(138,162)
Borrowings under CalGen revolver	86,359	-
Repayments on CalGen financing	(14,901)	-
DIP Facility borrowings	1,150,000	-
Repayments of DIP Facility	(176,750)	-
Proceeds from issuance of convertible senior notes	-	650,000
Repurchase of convertible senior notes	-	(15)
Repayments and repurchases of senior notes	(646,105)	(402,176)
Proceeds from issuance of preferred interests(2)	-	415,000
Redemptions of preferred interests	(4,650)	-
Proceeds from Deer Park prepaid commodity contract	-	265,667
Financing costs	(30,985)	(80,346)
Other	(5,857)	(15,951)
Net cash provided by financing activities	308,849	1,124,721
Effect of exchange rate changes on cash and cash equivalents	-	(8,897)
Net increase (decrease) in cash and cash equivalents, including discontinued operations cash	58,465	(82,070)
Change in discontinued operations cash classified as current assets held for sale	-	255
Net increase (decrease) in cash and cash equivalents	58,465	(81,815)
Cash and cash equivalents, beginning of period	785,637	718,023
Cash and cash equivalents, end of period	$844,102	$636,208
Cash paid during the period for:
Interest, net of amounts capitalized	$565,926	$607,236
Income taxes	$199	$20,316
Reorganization items included in operating activities	$72,782	$-

____________

(1)	Includes depreciation and amortization that is recorded in sales, general and administrative expense and interest expense.
(2)

2005 amount relates to the $260.0 million Calpine Jersey II offering of redeemable preferred shares issued on January 31, 2005, and the $155.0 million Metcalf offering of redeemable preferred shares issued on June 20, 2005.

Schedule of non-cash investing and financing activities:

•

2006 purchase of The Geysers Assets for $266.8 million in cash resulted in non-cash increases in assets for property, plant and equipment of $180.6 million, and non-cash decreases of $8.0 million in prepaid assets, $1.2 million in deferred financing costs, and $196.7 million in non-current prepaid lease expense, and non-cash decreases in liabilities of $23.8 million in deferred revenue and $1.4 million in other current liabilities.

•	2005 issuance of 27.5 million shares of common stock in exchange for $94.3 million in principal amount at maturity of 2014 Convertible Notes.

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Interim Presentation — The accompanying unaudited interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and subsidiaries have been prepared by the Company pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005, included in our 2005 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year.

Upon filing under Chapter 11 in the United States and for creditor protection under the CCAA in Canada, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. Because the Company’s Consolidated Condensed Financial Statements exclude the financial statements of the Canadian Debtors, the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information. See Note 2 for further discussion.

Reclassifications — Certain prior years’ amounts in the Consolidated Condensed Financial Statements were reclassified to conform to the current period presentation. Sales of purchased gas for hedging and optimization were combined with sales of purchased power for hedging and optimization and are now being reported as sales of purchased power and gas for hedging and optimization. Purchased gas expense for hedging and optimization was combined with purchased power expense for hedging and optimization and is now being reported as purchased power and gas expense for hedging and optimization. Equipment cancellation and impairment cost is now being reported as equipment, development project and other impairments. Transmission sales revenue is now included in other revenue.

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

Cash and Cash Equivalents — We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed securities is limited to the operations of the respective projects. At June 30, 2006, and December 31, 2005, $414.5 million and $518.1 million, respectively, of the cash and cash equivalents balance was subject to such project finance facilities and lease agreements.

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

The table below represents the components of our consolidated restricted cash as of June 30, 2006, and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$178,359	$119,723	$298,082	$152,512	$118,000	$270,512
Rent reserve	14,349	—	14,349	50,020	—	50,020
Construction/major maintenance	83,763	32,407	116,170	77,448	36,732	114,180
Proceeds from assets sales	—	—	—	—	406,905	406,905
Collateralized letters of credit and other credit support	113,852	—	113,852	148,959	9,327	158,286
Other	83,148	42,409	125,557	28,571	42,476	71,047
Total	$473,471	$194,539	$668,010	$457,510	$613,440	$1,070,950

Commodity Margin Deposits — As of June 30, 2006, and December 31, 2005, to support commodity transactions, we had margin deposits with third parties of $157.7 million and $287.5 million, respectively. Counterparties had deposited with us $13.7 million and $27.0 million as margin deposits at June 30, 2006, and December 31, 2005, respectively.

Effective Tax Rate — For the three months ended June 30, 2006 and 2005, the effective tax rate from continuing operations was 3.9% and 29.9%, respectively. For the six months ended June 30, 2006 and 2005, the effective tax rate from continuing operations was 2.5% and 32.8%, respectively. The quarterly tax provision on continuing operations is based on the estimated annual effective tax rate calculated by considering the Company’s annual forecast; the effect of permanent non-taxable and non-deductible items; and the establishment of valuation allowances on deferred tax assets. Primarily due to valuation allowances recorded against deferred tax assets, we recognized less tax benefit on our pre-tax loss from continuing operations for the three and six months ended June 30, 2006, than for the same periods in the prior year.

During the fourth quarter of 2005, Calpine Corporation and many of its subsidiaries filed for Chapter 11 protection and recorded significant restructuring charges. Further, in accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 filings. The U.S. Bankruptcy Court has entered an order that places certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation of indebtedness income that may be recognized as a result of the Chapter 11 restructuring.

SFAS No. 109 requires that all available evidence, both positive and negative, be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Primarily due to our inability to assume future profits and due to our reduced ability to implement tax-planning strategies to utilize our NOLs while in Chapter 11, we concluded that valuation allowances on a portion of our deferred tax assets were required. For the three and six months ended June 30, 2006, we have provided valuation allowances of approximately $242 million and approximately $399 million, respectively, against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences. See Note 2 for information regarding our Chapter 11 filings.

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

As we previously adopted the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 123”) on January 1, 2003, the adoption of SFAS No. 123-R did not have a material impact on our results of operations, cash flows or financial position. Upon adoption as of January 1, 2006, we recorded a cumulative effect of a change in accounting principle that increased income by $0.5 million, net of tax. See Note 11 for further details.

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

FASB Interpretation No. 48

In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 addresses the recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

2.  Chapter 11 Cases and CCAA Proceedings

Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S. have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. Similarly, since December 20,

2005, 12 of Calpine’s Canadian subsidiaries have filed for creditor protection under the CCAA in the Canadian Court. Certain other subsidiaries could file under Chapter 11 in the U.S. or for creditor protection under the CCAA in Canada in the future. The Chapter 11 cases are being jointly administered for procedural purposes only by the U.S. Bankruptcy Court under the case captioned In re Calpine Corporation et al., Case No. 05-60200 (BRL). The Calpine Debtors are continuing to operate their business as debtors-in-possession and will continue to conduct business in the ordinary course under the protection of the Bankruptcy Courts. Generally, while a plan or plans of reorganization (with respect to the U.S. Debtors) or arrangement (with respect to the Canadian Debtors) are developed, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession.

At this time, it is not possible to accurately predict the effects of the reorganization process on our business or if and when some or all of the U.S. Debtors may emerge from Chapter 11 or the Canadian Debtors may emerge from the CCAA proceedings. The prospects for future results depend primarily on the timely and successful development, confirmation and implementation of a plan or plans of reorganization by the U.S. Debtors. There can be no assurance that a successful plan or plans of reorganization will be proposed by the U.S. Debtors, supported by the U.S. Debtors’ creditors or confirmed by the U.S. Bankruptcy Court, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases or in the CCAA proceedings to the interests of each of the various creditor and equity or other security holder constituencies, and it is possible that the equity interests in or other securities issued by Calpine and the other Calpine Debtors will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities, or that certain creditors may ultimately receive little or no payment with respect to their claims. Whether or not a plan or plans of reorganization or arrangement are approved, it is possible that the assets of any one or more of the Calpine Debtors may be liquidated.

As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with our DIP Facility agreement and the adequate assurance provisions of the Cash Collateral Order and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Chapter 11 Cases

On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving our DIP Facility and removing its previously imposed limitation on our ability to borrow thereunder. See Note 7 for further details regarding the DIP Facility. In addition, the U.S. Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed our business activities to continue to function. We have also sought and obtained U.S. Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits, maintain our insurance programs and implement an employee severance program, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the U.S. Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time during which we have the exclusive right to file and seek approval of a plan of reorganization.

The U.S. Bankruptcy Court had established August 1, 2006, as the bar date for filing proofs of claim against the U.S. Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after August 1, 2006.

Differences between amounts recorded by the U.S. Debtors and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a U.S. Debtor may file proofs of claim against that U.S. Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time. We had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected (except for Calpine Debtors filing after the Petition Date, which have a commensurately longer period of time). Accordingly, we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the U.S. Bankruptcy Court approved our motion to extend the time for us to assume leases between U.S. Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable U.S. Debtor-lessee. Without an extension of time to assume, leases between U.S. Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.

Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time specified by the Bankruptcy Code. On April 11, 2006, the U.S. Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a reorganization plan or plans from April 20, 2006, to December 31, 2006, and granted us the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans.

Significant Pending Matters and Recent Developments

The U.S. Debtors have assumed certain contracts and unexpired leases related to non-residential real property and have identified certain significant contracts and leases to be rejected or repudiated. The following list describes the most significant of these matters.

•

On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court’s decision to the United States Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006, and we have not yet received a decision. We cannot determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and two of the PPAs are the subject of negotiated settlements. We continue to perform under the three PPAs that remain in effect. We cannot presently determine the ultimate outcome of the pending court cases nor the market factors that will need to be considered in valuing the rejected contracts and therefore are unable to estimate the expected allowed claims related to these PPAs.

•

On February 6, 2006, we filed with the U.S. Bankruptcy Court, a notice of rejection of certain of our leases related to the Rumford Power Plant and the Tiverton Power Plant and noticed the proposed surrender of the two plants to their owner-lessor. The owner-lessor declined to take possession and control of the plants at that time and certain objections to the rejection notice and other opposing pleadings were filed by various interested parties. After negotiations with the indenture trustee related to the two leasehold properties, on May 18, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms and conditions of a transition agreement to be entered into between us, the indenture trustee and a receiver for certain assets of the owner-lessor to be appointed on a motion filed with the SDNY Court by the indenture trustee. A receiver was appointed by the SDNY Court on June 6, 2006, and on June 9, 2006, the U.S. Bankruptcy Court approved the transition agreement and the effective date of the rejection of the leases. On June 23, 2006, we closed the transaction contemplated in the transition agreement and the receiver now has possession and control of the Rumford and Tiverton power plants, as well as the ancillary assets related to the power plants transferred under the transition agreement. In connection with the lease rejections, we recorded a non-cash charge of $234.6 million which includes our current estimate of the expected allowed claim related to the lease rejections, the write-off of prepaid lease expense and certain fees and expenses related to the transaction. The amount is reported as a reorganization item in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006, and the portion representing the expected allowed claim is included in liabilities subject to compromise in the Consolidated Condensed Balance Sheet at June 30, 2006. After our evaluation of the Rumford and Tiverton power plants and based on the fact that we will continue to have significant revenue activity in the market in which they participate, we determined that the losses related to the lease rejections and historical results of operations of the Rumford and Tiverton power plants should not be reported as discontinued operations.

•

On May 24, 2006, the U.S. Bankruptcy Court authorized the amendment and assumption of a steam agreement and related ground lease between Texas City Cogeneration, L.P. and Union Carbide Corporation and the amendment and assumption of a gas refinery agreement between Texas City Cogeneration, L.P. and BP Products North America Inc.

•

On June 5, 2006, the U.S. Bankruptcy Court approved our motion to assume geothermal leases related to The Geysers Assets steam field operations and the Glass Mountain area, and the associated executory contracts, surface use agreements and site leases that allow the geothermal leases to be utilized to harness geothermal energy and operate these facilities. The geothermal leases combined with the operations at these facilities make up the core collateral for the DIP Facility.

•

On June 21 and July 12, 2006, the U.S. Bankruptcy Court approved our motions to assume more than 60 natural gas pipeline leases and related real property licenses that support our pipelines across the country, covering more than 350 miles of both gathering and transmission pipelines. Assumption of these leases and licenses is necessary to allow for gas transportation to our customers, including Calpine affiliates.

•

On June 21 and July 12, 2006, the U.S. Bankruptcy Court approved our motion to assume more than 20 leases related to the operation of our power plants (including ground leases, facility leases, operating leases, warehouse leases, etc). Assumption of these leases is necessary to allow for continued operation of the affected power plants.

•	On July 12, 2006, the U.S. Bankruptcy Court approved our motions to assume (or assume and assign) office leases in Folsom, Houston, Pasadena, San Jose, Boca Raton, Jupiter, and Washington.

•

On July 12, 2006, the U.S. Bankruptcy Court approved our motion to assume approximately 130 oil and gas leases, to the extent that such leases are, in fact, leases of real property. Many of these oil and gas leases are the subject of an ongoing dispute with Rosetta stemming from our sale of domestic oil and gas assets to Rosetta in July 2005. By assuming these leases, we preserved our rights in the leases by avoiding the rejection of such leases on July 18, 2006.

•

During the course of the Chapter 11 cases the U.S. Debtors have determined that certain gas transportation contracts no longer provide any benefit to the U.S. Debtors or their estates. In certain instances, the U.S. Debtors have given notice to counterparties to these contracts that the U.S. Debtors will no longer accept or pay for service under such contracts. We believe that any claims resulting from the repudiation of these contracts will be treated as pre-petition general unsecured claims. Accordingly, we recorded a non-cash charge of $308.8 million as our current estimate of the expected allowed claim related to the repudiation of these contracts. This charge is reported as a reorganization item in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006, and is included in liabilities subject to compromise in the Consolidated Condensed Balance Sheet at June 30, 2006.

By order dated May 10, 2006 (as well as successive orders implementing the May 10 order), the U.S. Bankruptcy Court approved our motion to repay the outstanding principal amount of First Priority Notes at par ($646.1 million) plus accrued and unpaid interest. The repayment orders provided that such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their demand for payment of a “make whole” premium they alleged to be due as a result of our repayment of First Priority Notes prior to their stated maturity. Pursuant to the U.S. Bankruptcy Court’s repayment orders, we completed the repayment of the First Priority Notes in June 2006. The First Priority Trustee appealed each of the repayment orders to the SDNY Court, and in addition, on May 5, 2006, the First Priority Trustee filed an adversary proceeding in the U.S. Bankruptcy Court on behalf of the holders of the First Priority Notes seeking a declaratory judgment on the merits of their demand for a “make whole” premium. On June 21, 2006, the U.S. Bankruptcy Court entered an order approving our request to extend the date by which we must answer or otherwise move with respect to the First Priority Trustee’s adversary proceeding until after the conclusion of the First Priority Trustee’s appeal to the SDNY Court of the U.S. Bankruptcy Court’s repayment orders. The First Priority Trustee then appealed the U.S. Bankruptcy Court’s June 21, 2006 order to the SDNY Court as well, and both appeals are pending. The SDNY Court will schedule briefing and argument of the appeals.

On July 26, 2006, the U.S. Bankruptcy Court approved our motion to effectuate the sale of our leasehold interest in the Fox Energy Center. See Note 4 for further discussion. Also on July 26, 2006, the U.S. Bankruptcy Court approved the bidding procedures for the auction of our Dighton project assets. Previously on July 6, 2006, we entered into an asset purchase agreement to sell substantially all the Dighton project assets for approximately $90.2 million, subject to higher offers through an auction process. Closing of the Dighton transaction is subject to certain conditions including the receipt of regulatory approvals.

CCAA Proceedings

The following describes certain significant recent events, pending matters, and recent developments in the CCAA proceedings:

•

Unlike the automatic stay provided under the Bankruptcy Code, there is no provision for an automatic stay under the CCAA. Accordingly, the Canadian Debtors sought and obtained a stay of proceedings from the Canadian Court in connection with the CCAA filings. By order dated April 11, 2006, the Canadian Court extended its stay of proceedings through July 20, 2006, and later again extended its stay of proceedings through October 20, 2006 by order entered July 12, 2006.

•

By order entered April 11, 2006, the Canadian Court established June 30, 2006 as the date by which claims must be filed against the Canadian Debtors. This bar date was later extended through August 1, 2006 by order entered June 23, 2006.

•

On July 21, 2006, the Canadian Debtors filed a motion for authority to market and sell (i) approximately US$360 million principal amount of senior notes issued by ULC I, (ii) approximately Euro 57.6 million of senior notes issued by ULC II, and (iii) approximately Pound Sterling 78.6 million of senior notes issued by ULC II, all of which senior notes are currently held by the Canadian Debtors and are guaranteed by Calpine Corporation. This sale motion is scheduled to be heard on August 17, 2006.

3.  U.S. Debtors Condensed Combined Financial Statements

Condensed combined financial statements of the U.S. Debtors are set forth below.

Condensed Combined Balance Sheet

June 30, 2006 and December 31, 2005

	U.S. Debtors
	June 30, 2006	December 31, 2005
	(in millions)
Assets:
Current assets	$4,478	$5,448
Restricted cash, net of current portion	54	458
Investments	2,046	2,113
Property, plant and equipment, net	8,001	7,730
Other assets	1,391	1,647
Total assets	$15,970	$17,396
Liabilities not subject to compromise:
Current liabilities	$3,934	$4,866
Long-term debt	1,370	175
Long-term derivative liabilities	539	744
Other liabilities	345	235
Liabilities subject to compromise	16,667	16,714
Minority interest	—	275
Stockholders’ (deficit)	(6,885)	(5,613)
Total liabilities and stockholders’ (deficit)	$15,970	$17,396

See Note 8 for detail of liabilities subject to compromise.

Condensed Combined Statements of Operations

For the Three and Six Months Ended June 30, 2006

	U.S. Debtors
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in millions)
Total revenue	$1,456	$2,634
Total cost of revenue	1,380	2,572
Operating expenses	94	181
Loss from operations	(18)	(119)
Interest expense	186	362
Other (income) expense, net	8	21
Reorganization items, net	655	953
(Benefit) for income taxes	(26)	(22)
Loss before cumulative effect of a change in accounting principle	(841)	(1,433)
Cumulative effect of a change in accounting principle	—	1
Net loss	$(841)	$(1,432)

Condensed Combined Statements of Cash Flows

For the Six Months Ended June 30, 2006

U.S. Debtors
(in millions)
Net cash provided by (used in):
Operating	$(294)
Investing activities	53
Financing activities	357
Net increase in cash and cash equivalents	116
Cash and cash equivalents, beginning of period	444
Effect on cash of new debtor filings	66
Cash and cash equivalents, end of period	$626
Cash paid for reorganization items included in operating activities	$73

Basis of Presentation

The U.S. Debtors’ Condensed Combined Financial Statements exclude the financial statements of the Non-U.S. Debtor parties. Transactions and balances of receivables and payables between U.S. Debtors are eliminated in consolidation. However, the U.S. Debtors’ Condensed Combined Balance Sheet includes receivables from and payables to related Non-U.S. Debtor parties. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.

Interest Expense

Interest expense related to pre-petition LSTC has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by the Cash Collateral Order or is expected to be an allowed claim. Contractual interest (at non-default rates) to unrelated parties on LSTC not reflected in the financial statements for the three and six months ended June 30, 2006, was approximately $83.0 million and $160.2 million, respectively. Pursuant to an order of the U.S. Bankruptcy Court, we made periodic cash interest payments to the holders of the Second Priority Debt through June 30, 2006. The Cash Collateral Order provides that the holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any additional interest to be paid.

Reorganization Items

Reorganization items represent the direct and incremental costs of being in Chapter 11, such as professional fees, pre-petition liability claim adjustments related to terminated contracts that are probable and can be estimated and charges related to expected allowed claims. The table below lists the significant items recognized within this category for the three and six months ended June 30, 2006 (in millions).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in millions)
Provision for expected allowed claims(1)	$559.1	$788.9
Professional fees	40.1	68.0
DIP financing costs	3.9	31.7
Other(2)	52.0	64.7
Total reorganization items	$655.1	$953.3

__________

(1)	This charge primarily includes repudiation, rejection or settlement of contracts or guarantee of obligations.
(2)

This charge primarily includes foreign exchange on LSTC items denominated in a foreign currency and governed by foreign law, employee severance costs and interest income earned on cash accumulated as a result of our Chapter 11 cases.

4.  Property, Plant and Equipment, Net and Capitalized Interest

As of June 30, 2006, and December 31, 2005, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in thousands):

	June 30, 2006	December 31, 2005
Buildings, machinery and equipment	$14,165,483	$14,023,358
Oil and gas pipelines	90,673	106,752
Geothermal properties	933,676	480,149
Other	179,545	178,145
	15,369,377	14,788,404
Less: Accumulated depreciation	(2,091,661)	(1,872,989)
	13,277,716	12,915,415
Land	89,630	92,595
Construction in progress	925,996	1,111,205
Property, plant and equipment, net	$14,293,342	$14,119,215

Geothermal Properties — Our subsidiary GPC acquired The Geysers Assets on February 3, 2006. Previously, GPC leased the plants from Geysers Statutory Trust (which is not an affiliate of ours) pursuant to a leveraged operating lease. The purchase price for the plants was approximately $157.6 million, plus certain costs and expenses (including an $8.0 million option payment). Immediately following the acquisition, we redeemed certain notes issued by Geysers Statutory Trust in connection with the leveraged lease structure at a cost of approximately $109.3 million. As a result of the acquisition, prepaid lease expense, net of deferred items, of $172.6 million was reclassified to Property, plant and equipment, net in the Consolidated Condensed Balance Sheet. We applied a remaining useful life of 35 years from the date in May 1999 when we acquired the majority of our geothermal resource assets, in calculating depreciation on these power plant assets, which is consistent with the useful life for our other (gas-fired) base load power plants.

Construction in Progress — In January 2006, the Freeport Energy Center in Freeport, Texas began producing steam through the use of auxiliary boilers. In March 2006, Phase II of the Fox Energy Center in Kaukauna, Wisconsin began commercial operation. Accordingly, the construction in progress costs were transferred to the applicable property category, primarily buildings, machinery and equipment. No projects began commercial operation during the three months ended June 30, 2006.

Capitalized Interest — For the three months ended June 30, 2006 and 2005, the total amount of interest capitalized was $6.7 million and $64.2 million, including $3.8 million and $11.8 million, respectively, of interest incurred on funds borrowed for specific construction projects and $2.9 million and $52.4 million, respectively, of interest incurred on general corporate funds used for construction. For the six months ended June 30, 2006 and 2005, the total amount of interest capitalized was $17.0 million and $134.4 million, including $10.9 million and $22.5 million, respectively, of interest incurred on funds borrowed for specific construction projects and $6.1 million and $111.8 million, respectively, of interest incurred on general corporate funds used for construction. The decrease in the amount of interest capitalized year over year reflects the completion of construction for several power plants, the suspension of certain of our development and construction projects, and a reduction in our development and construction program in general.

Impairment Evaluation — In the three months ended June 30, 2006, we recorded to operating plant impairments in the Consolidated Condensed Statement of Operations net impairment charges of $2.8 million for leasehold improvement costs related to a power plant for which a disposal is deemed likely. Additionally, in the three months ended June 30, 2006, we recorded to equipment, development project and other impairments in the Consolidated Condensed Statement of Operations a $62.1 million non-cash impairment charge, primarily related to certain turbine-generator equipment not assigned to projects which are included in other assets in our Consolidated Condensed Balance Sheet. During the quarter, we determined that a near-term sale of this equipment is likely and recorded an impairment charge to write down the net book value to estimated market prices.

Asset Sales — During the three months ended June 30, 2006, we entered into a non-binding letter of intent to sell our leasehold interest in the 560-MW Fox Energy Center for approximately $16.3 million, subject to certain closing and post closing adjustments. Closing of the transaction is subject to certain conditions including receipt of regulatory approval and the execution of definitive documentation. Since we determined as of March 31, 2006, that a near-term sale was likely, we reported an impairment charge of $49.7 million in the first quarter of 2006 related to the leasehold interest in Fox Energy Center.

5.  Investments

At June 30, 2006, and December 31, 2005, our joint venture investments included the following (in thousands):

	Ownership Interest as of	Investment Balance at
	June 30, 2006	June 30, 2006	December 31, 2005
Greenfield Energy Centre	50.0%	$63,435	$40,698
Valladolid	—	—	42,900
Other(1)	—	22	22
Total investments in power projects		$63,457	$83,620

__________

(1)

We also hold a 100% interest in Canadian and other foreign subsidiaries most of which were deconsolidated at December 31, 2005, due to the Canadian subsidiaries’ filing for creditor protection under the CCAA in Canada. In addition, we hold a 32.3% interest in Androscoggin Energy Center. All of these investments were fully impaired at December 31, 2005.

Contribution — During the three months ended June 30, 2006, we contributed $21.0 million in cash to our investment in Greenfield LP, the owner of the Greenfield Energy Centre.

Asset Sales — On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year’s time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded an impairment charge of $41.3 million for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss was recognized on this sale.

6.  Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes our net loss, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, unrealized gains and losses from available-for-sale securities, which are marked-to-market, our share of equity method investee’s OCI, and the effects of foreign currency translation adjustments. We report AOCI in our Consolidated Condensed Balance Sheet. The table below details the changes during the three and six months ended June 30, 2006 and 2005, in the Company’s AOCI balance and the components of our comprehensive loss (in thousands):

Statement of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(817,759)	$(298,458)	$(1,407,202)	$(467,189)
Other comprehensive income (loss), net of tax:
Comprehensive pre-tax gain (loss) on cash flow hedges before reclassification adjustment	7,274	(134,289)	72,359	(225,008)
Reclassification adjustment for losses included in net loss	23,028	41,074	11,085	37,030
Pre-tax gain on available-for-sale investments	—	2,415	—	3,565
Foreign currency translation (loss)	(1,990)	(20,860)	(1,671)	(33,690)
Income tax benefit (provision)	(11,612)	26,925	(32,953)	56,472
Total comprehensive loss	$(801,059)	$(383,193)	$(1,358,382)	$(628,820)

7.  Debt

DIP Facility — On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving the $2.0 billion DIP Facility and removing its previously imposed limitation on our ability to borrow thereunder. The DIP Facility, which will remain in place until the earlier of an effective plan of reorganization or December 20, 2007, is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. The DIP Facility is secured by first priority liens on all of the unencumbered assets of the U.S. Debtors, including The Geysers Assets, and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving loan will be used, among other things, for working capital and other general corporate purposes.

The DIP Facility was amended on May 3, 2006, to, among other things, provide us with extensions of time to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006. Also in May 2006, the DIP Facility lenders consented to the use of borrowings under the DIP Facility to repay a portion of the First Priority Notes in accordance with the orders of the U.S. Bankruptcy Court.

In July 2006, the DIP Facility lenders consented to the assignment of certain PPAs by Broad River Energy, LLC, our subsidiary that leases the Broad River facility pursuant to a leveraged lease, to the owner-lessors of such facility in connection with a settlement agreement with the owner-lessors. The DIP Facility lenders also consented to Broad River’s granting to the owner-lessors a temporary security interest in the same PPAs until FERC approves the assignment. The July 2006 consent was conditioned upon the U.S. Bankruptcy Court’s approval of the settlement agreement with the owner-lessors, and the U.S. Bankruptcy Court approved the settlement agreement on June 27, 2006. FERC approval of the assignment of the PPAs is pending.

As of June 30, 2006, there was $998.3 million outstanding under the term loan facilities, nothing outstanding under the revolving loan facility, and $11.7 million of letters of credit were issued against the revolving loan facility. In May 2006 and June 2006, a portion of the funds drawn under the term loan facilities, together with approximately $409 million of restricted cash, plus accrued interest, were used to repay the remaining outstanding $646.1 million of our First Priority Notes.

Debt, Lease and Indenture Covenant Compliance — Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. As of the date of filing of this Report, we are in compliance with the DIP Facility covenants.

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness of the Calpine Debtors outstanding at the

Petition Date. As a result of the events of default, the debt outstanding under the affected debt instruments generally became automatically and immediately due and payable. We believe that any efforts to enforce such payment obligations against U.S. Debtors are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors which currently extends to October 20, 2006. Such events of default generally also constituted breaches of executory contracts and unexpired leases of U.S. Debtors. Actions taken by counterparties or lessors based on such breaches, we believe, are also stayed as a result of the Chapter 11 filings. However, under the Bankruptcy Code, we must cure all pre-petition defaults of executory contracts and unexpired leases that we seek to assume. Once we assume an executory contract or unexpired lease pursuant to an order of the U.S. Bankruptcy Court, such executory contract or unexpired lease becomes a post-petition obligation of the applicable U.S. Debtor, and efforts on the part of counterparties or lessors to enforce the U.S. Debtor’s obligations under such contracts or leases may or may not be stayed as a result of the Chapter 11 filings. See Note 2 for information regarding the assumption of executory contracts and unexpired leases.

In addition, as described further below, the Chapter 11 filings by certain of the U.S. Debtors caused, directly or indirectly, defaults or events of default under the debt of certain Non-Debtor entities. Such events of default (or defaults that become events of default) could give holders of debt under the relevant instruments the right to accelerate the maturity of all debt outstanding thereunder if the defaults or events of default were not cured or waived. There can be no assurance that such remedies can be obtained.

Calpine Debtor Entities

In addition to the events of default caused as a result of our Chapter 11 or CCAA filings, we may not be in compliance with certain other covenants under the indentures or other debt or lease instruments of certain Calpine Debtor entities, the obligations under all of which have been accelerated. In particular:

•

We were required to use the proceeds of certain asset sales and issuances of preferred stock completed in 2005 to make capital expenditures, to acquire permitted assets or capital stock, or to repurchase or repay indebtedness in the first three quarters of 2006. However, as a result of the Chapter 11 filings, we have not been, and do not expect to be, able to do so.

•

We sold substantially all of our remaining oil and gas assets on July 7, 2005. The gas component of such sale constituted a sale of “designated assets” under certain of our indentures, which restrict the use of the proceeds of sales of designated assets. In accordance with the indentures, we used $138.9 million of the net proceeds of $902.8 million from the sale to repurchase First Priority Notes from holders pursuant to an offer to purchase. We used approximately $308.2 million, plus accrued interest, of the net proceeds to purchase natural gas assets in storage. The remaining $406.9 million and interest income subsequently earned thereon, remained in a restricted designated asset sale proceeds account pursuant to the indentures governing the First Priority Notes and the Second Priority Notes until it was used to purchase First Priority Notes in May 2006. As described in Note 12, in a lawsuit captioned Calpine Corporation v. The Bank of New York, Collateral Trustee for Senior Secured Note Holders, et al., the Delaware Court of Chancery found in November 2005 that our use of the approximately $308.2 million of proceeds to make purchases of gas assets in storage was in violation of such indentures and ordered that amount plus accrued interest (for a total of approximately $313 million) be returned to a designated asset sale proceeds account. The Delaware Supreme Court affirmed the Delaware Court of Chancery’s decision on December 20, 2005. Later that same day, the case was stayed upon our Chapter 11 filing. As a result, we have not refunded the amount to date.

Further, as part of our “first day” filings in the Chapter 11 cases, we assumed certain unexpired leases and executory contracts related to the sale/leaseback transaction at the Agnews power plant. We have failed to deliver to the financing parties certain financial reports, operational reports and officers’ certificates for this project as required under the financing documents. Such delayed delivery may become an event of default if the information is not provided, entitling the financing parties to certain rights and remedies. As a result, our obligations under this financing have been classified as current.

While it does not affect a debt instrument, we own a 50% interest in Acadia PP through our wholly owned subsidiary, Calpine Acadia Holdings, LLC, which is a U.S. Debtor. The remaining 50% is owned by a subsidiary of Cleco, Acadia Power Holdings, LLC. Calpine Acadia Holdings, LLC and Acadia Power Holdings, LLC are subject to a limited liability company agreement which, among other things, governs their relationship with regard to ownership of Acadia PP. The limited liability company agreement provides that bankruptcy of Calpine Acadia Holdings, LLC is an event of default under such agreement and sets forth certain exclusive remedies in the event that an event of default occurs, including winding up Acadia PP or permitting the non-defaulting party to buy out the defaulting party’s interest at market value less 20%. However, we believe that any efforts to enforce such remedies would be stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. To date, no default of the limited liability company agreement has been declared. The parties are currently discussing a restructure of the ownership of Acadia PP.

Non-Debtor Entities

Blue Spruce Energy Center.  In connection with the project financing transaction by Blue Spruce, an event of default existed under the project credit agreement as of March 31, 2006, due to cross default provisions related to the Chapter 11 filing by CES. Subsequently, we have obtained an amendment and waiver under the project credit agreement from the lender, which waived the defaults unless and until the CES tolling agreement related to the Blue Spruce facility is rejected in the Chapter 11 cases. In addition, the waiver agreement and the terms of the project credit agreement provide us with additional time to deliver certain financial information required under the project financing documents so long as we are seeking to cure such failure and it does not have a material adverse effect. Because the CES tolling agreement has not yet been assumed in the Chapter 11 cases, our obligations under this financing have been classified as current.

Calpine King City Cogen.  In connection with the sale/leaseback transaction at the King City power plant, the Chapter 11 filings by certain affiliates of King City Cogen constituted an event of default under the lease agreement. We have obtained a forbearance agreement that is in effect until January 1, 2007. In addition, we have failed to deliver certain financial information and officers’ certificates for this project within the times provided under the lease and participation agreement, which failures have become events of default, entitling the parties to certain rights and remedies. As a result, our obligations under this financing have been classified as current.

CCFC.  In connection with the note and term loan financing at CCFC, on June 9, 2006, CCFC entered into waiver agreements under the indenture governing its notes and the credit agreement governing its term loans upon the receipt by CCFC of the consent of the holders of a majority in outstanding principal amount of CCFC’s notes and the agreement of the lenders of a majority in outstanding principal amount of the CCFC term loans pursuant to a consent solicitation and request for amendment. The June 9 waiver agreements provide for the waiver of certain defaults and events of default that resulted from (i) the failure of CES, a U. S. Debtor, to make a portion of the payments due to CCFC in March 2006 under a PPA between CES and CCFC and (ii) CCFC’s failure to timely deliver certain financial reports as required pursuant to the CCFC notes indenture and the term loan credit facility. The June 9 waiver agreements required CCFC to reach agreement with its noteholders and term loan lenders regarding the treatment of the CES PPA with CCFC in the Chapter 11 cases by August 4, 2006; if such agreement was not reached by that time, the June 9 waivers would have ceased to be effective. On each of August 4, 2006, and August 11, 2006, in each case upon the receipt by CCFC of the consent of holders of a majority of the outstanding principal amount of its notes and the agreement of the lenders of a majority in outstanding principal amount of its term loans pursuant to a consent solicitation and request for amendment, the June 9 waivers were amended to extend the August 4, 2006, deadline to August 11, 2006, and August 25, 2006, respectively. Due to the contingent nature of the waivers, the CCFC notes and term loans are classified as current.

CCFCP.  If the June 9 waiver agreements with respect to the CCFC notes and term loans cease to be effective and an event of default therefore occurs under the CCFC notes indenture and term loan credit facility, the holders of the CCFCP redeemable preferred shares may be entitled to declare a voting rights trigger event to have occurred. Upon the occurrence of a CCFCP voting rights trigger event, the holders of CCFCP redeemable preferred shares may, at their option, remove and replace the existing CCFCP directors unless and until the consequences of the CCFCP voting rights trigger event have been fully cured. On June 21, 2006, CCFCP notified its preferred members that a CCFCP voting rights trigger event could be declared if CCFCP fails, within the applicable cure period, to provide certain quarterly financial reports as required under its LLC operating agreement. Such reports were subsequently delivered within the applicable cure period.

Fox Energy Center.  The Chapter 11 filings by certain affiliates of Calpine Fox LLC constituted an event of default under the lease and certain other agreements relating to the sale/leaseback transaction at the Fox Energy Center. In addition, Calpine Fox LLC failed to pay a portion of the rent payment due on March 30, 2006 (which failure to pay was subsequently cured) and failed to deliver certain financial information and officers’ certificates within prescribed deadlines. Calpine Fox LLC entered into a forbearance agreement and side letter, as amended from time to time, with the Fox Energy Center owner lessor and owner participant, pursuant to which the owner lessor and owner participant have agreed not to exercise certain rights and remedies under the lease and other agreements relating to the events of default. The protections afforded by the forbearance agreement and side letter, as amended from time to time, have been extended to August 18, 2006. As a result, our obligations under the credit agreement have been classified as current. See Note 4 for information regarding the proposed sale of this facility.

Freeport Energy Center and Mankato Energy Center.  In connection with the project financing transaction by Freeport and Mankato, an event of default existed under the project credit agreement due to cross default provisions related to the Chapter 11 filings by certain Calpine affiliates. The lenders under the project credit agreement provided a waiver of the event of default in exchange for a fee of 6.25 basis points (0.06%) of the total outstanding amounts of the loans unless and until any of the major project documents related to the facilities, to which such Calpine affiliates are party is rejected in the Chapter 11 cases. Subsequently, we have failed to deliver certain financial information for these projects within the times provided under the project credit agreement. Such failure has become an event of default because the information was not provided within applicable cure periods. As a result, our obligations under the project credit agreement have been classified as current.

Metcalf Energy Center.  In connection with the financing transactions by Metcalf, certain events of default occurred under the project credit agreement as a result of our Chapter 11 filings and related failures to fulfill certain payment obligations under a PPA between CES and Metcalf. Such events of default also constituted a voting rights trigger event under Metcalf’s limited liability company agreement, which contains the terms of Metcalf’s redeemable preferred shares. Upon the occurrence of a voting rights trigger event, the holders of the Metcalf redeemable preferred shares may, at their option, remove and replace the existing Metcalf directors unless and until the voting rights trigger event has been waived by the holders of a majority of the Metcalf redeemable preferred shares or until the consequences of the voting rights trigger event have been fully cured. Metcalf entered into waiver agreements on April 18, 2006, and June 21, 2006, with the requisite lenders under the credit agreement waiving the foregoing events of default in exchange for a fee of 20 basis points (0.20%) of the total outstanding amounts of the loans and Metcalf’s commitment to assert claims in the Chapter 11 cases against Calpine, CES, and Calpine Construction Management Company, Inc., which claims were timely filed by Metcalf in accordance with the waiver. The waiver is effective unless and until any major project document, as defined under the credit agreement, is rejected in connection with the Chapter 11 cases. As a result of the contingent nature of the waiver, our obligations under the credit agreement have been classified as current.

Newark Power Plant and Parlin Power Plant.  In connection with our financing transaction at the Newark and Parlin power plants, both of which are designated projects for which further funding has been limited in connection with our Chapter 11 cases, we are not in compliance with certain covenants under a credit agreement under which a letter of credit was issued. Such defaults occurred as a result of our Chapter 11 filings, our failure to fulfill requirements relating to the payment of certain obligations, and our failure to comply with terms of certain of the Newark and Parlin project agreements. Consequently, we may be required to fully cash collateralize the letter of credit.

Pasadena Power Plant.  In connection with our Pasadena lease financing transaction, our Chapter 11 filings constituted an event of default under Pasadena’s participation agreement and certain other agreements relating to the transaction, which resulted in events of default under the indenture governing certain notes issued by the Pasadena owner lessor. We entered into a forbearance agreement with the holders of a majority of the outstanding notes pursuant to which the noteholders have agreed to forebear from taking any action with respect to the events of default, which forbearance agreement was extended from month to month until May 1, 2006. Such forbearance agreement has lapsed and there is currently no forbearance agreement in place. In addition, we have failed to deliver certain financial information for this project within the times provided under the participation agreement, which could result in events of default under the participation agreement and certain other agreements related to the transaction after receipt of notice and with the passage of time. As a result, our obligations with respect to this lease financing have been classified as current.

Riverside Energy Center and Rocky Mountain Energy Center.  In connection with the project financing transactions by Riverside and Rocky Mountain, an event of default occurred under the project credit agreements due to cross default provisions related to the Chapter 11 filings by certain Calpine affiliates. The lenders under the project credit agreements provided an omnibus amendment and waiver of such events of default unless and until any of the major project documents related to the facilities to which any U.S. Debtor is a party are rejected in the Chapter 11 cases. We have also failed to deliver certain financial information for these projects within the times provided under the project credit agreements. Such failures have become events of default because the information was not provided within applicable cure periods. As a result, our obligations under the project credit agreements have been classified as current.

8.  Liabilities Subject to Compromise

The claims bar dates—the dates by which claims against the Calpine Debtors must be filed with the applicable Bankruptcy Court—had been set for August 1, 2006 by each of the Bankruptcy Courts. Accordingly, not all potential claims would have been filed as of June 30, 2006. See Note 2 for subsequent event disclosure related to the claims bar dates. The amounts of LSTC at June 30, 2006, and December 31, 2005, consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Accounts payable and accrued liabilities(1)	$369.1	$724.2
Terminated derivative liabilities	443.0	133.6
Project financing	164.0	166.5
Convertible notes	1,823.5	1,823.5
Second priority senior secured notes(2)	3,671.9	3,671.9
Unsecured senior notes	1,880.0	1,880.0
Notes payable and other liabilities – related party	1,138.0	1,078.0
Provision for expected allowed claims(3)	5,474.2	5,132.4
Total liabilities subject to compromise	$14,963.7	$14,610.1

____________

(1)

Accounts payable and accrued liabilities within LSTC declined due primarily to settling by netting accounts receivables against pre-petition payables with certain CES counterparties, where netting agreements were in place.

(2)

We have not made, and currently do not propose to make, an affirmative determination whether our Second Priority Debt is fully secured or under-secured. We do, however, believe that there is uncertainty about whether the market value of the assets securing the obligations owing in respect of the Second Priority Debt is less than, equals or exceeds the amount of these obligations. Accordingly, we have classified the Second Priority Debt as LSTC.

(3)

Consists primarily of estimated allowed claims related to guarantees by Calpine Corporation of repayment of unsecured senior notes (original principal amount of $2,597.2 million) for two wholly owned finance subsidiaries of ours, ULC I and ULC II. The amounts outstanding to unrelated security holders had been reduced to $1,943.0 million at December 31, 2005, due to repurchases of such senior notes. However, some of the repurchased notes are held by certain of Calpine Corporation’s Canadian subsidiaries and are expected to give rise to allowed claims by these subsidiaries under the above guarantees. Additionally, there is a guarantee by Calpine Corporation of the obligations of its wholly owned subsidiary, Quintana Canada Holdings, LLC, under certain subscription agreements with ULC I, under which claims may be asserted for the same amounts sought under the Calpine Corporation guarantees of the ULC I notes. Although the expected claims are redundant relative to the underlying exposure to unrelated security holders, we determined that these duplicative claims were probable of being allowed into the claim pool by the U.S. Bankruptcy Court, although the U.S. Debtors fully reserve their rights in this regard.

9.  Derivative Instruments

The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at June 30, 2006, for our derivative instruments:

	Interest Rate Derivative Instruments	Commodity Derivative Instruments Net	Total Derivative Instruments
Current derivative assets	$6,962	$270,481	$277,443
Long-term derivative assets	17,016	500,611	517,627
Total assets	$23,978	$771,092	$795,070
Current derivative liabilities	$2,951	$393,632	$396,583
Long-term derivative liabilities	11,092	667,868	678,960
Total liabilities	$14,043	$1,061,500	$1,075,543
Net derivative assets (liabilities)	$9,935	$(290,408)	$(280,473)

Of our net derivative assets, $132.3 million and $13.8 million are net derivative assets of PCF and CNEM, respectively, each of which is an entity with its existence separate from us and other subsidiaries of ours. We fully consolidate CNEM and we record the derivative assets of PCF in our balance sheet.

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at June 30, 2006 (in thousands):

Six Months Ended June 30, 2006
Net derivative liabilities	$(280,473)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	300,942
Cash flow hedges terminated prior to maturity	(184,875)
Cumulative OCI tax benefit	56,169
Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(108,237)

____________

(1)	Amount represents one portion of our total AOCI balance.

The tables below reflect the impact of mark-to-market gains (losses) on our pre-tax earnings for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Natural gas derivatives(1)	$(43,874)	$(61,702)	$(123,617)	$(78,405)
Power derivatives(1)	61,439	64,576	167,723	77,748
Interest rate derivatives(1)(2)	5,900	840	15,584	807
Total	$23,465	$3,714	$59,690	$150

____________

(1)	Represents the realized and unrealized mark-to-market activity. The activity is presented in the Consolidated Condensed Statements of Operations as Mark-to-market activities, net.
(2)	Recorded within Other income in the Consolidated Condensed Statements of Operations for periods prior to January 2006.

The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Natural gas and crude oil derivatives	$38,025	$(11,483)	$183,711	$17,317
Power derivatives	(58,732)	(21,669)	(190,014)	(39,441)
Interest rate derivatives	(2,321)	(7,424)	(4,782)	(13,905)
Foreign currency derivatives	—	(498)	—	(1,001)
Total derivatives	$(23,028)	$(41,074)	$(11,085)	$(37,030)

As of June 30, 2006, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 1 and 11 years, for commodity and interest rate derivative instruments, respectively. We currently estimate that pre-tax losses of $123.5 million would be reclassified from AOCI into earnings during the twelve months ended June 30, 2007, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

The table below presents (in thousands) the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices, interest rates and exchange rates over time.

	2006	2007	2008	2009	2010	Thereafter	Total
Gas OCI	$92,386	$11,804	$—	$—	$—	$—	$104,190
Power OCI	(205,700)	(33,835)	(5,959)	(4,335)	(3,037)	—	(252,866)
Interest Rate OCI	30	1,331	1,738	51	(1,723)	(17,157)	(15,730)
Total pre-tax OCI	$(113,284)	$(20,700)	$(4,221)	$(4,284)	$(4,760)	$(17,157)	$(164,406)

10.  Loss per Share

Basic and diluted loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the respective periods. Potentially convertible securities and unexercised employee stock options to purchase a weighted average of 0.1 million and 10.5 million shares of our common stock for the three months ended June 30, 2006 and 2005, respectively, and 0.1 million and 10.8 million for the six months ended June 30, 2006 and 2005, respectively, were not considered in the calculation as such inclusion would have been anti-dilutive. We also excluded 89 million shares of common stock subject to a share lending agreement with DB London.

11.  Stock-Based Compensation

1996 Stock Incentive Plan

We adopted the SIP in September 1996. The SIP succeeded our previously adopted stock option program. Prior to our adoption of SFAS No. 123 prospectively on January 1, 2003, we accounted for the SIP under APB No. 25, under which compensation cost was generally not recognized through December 31, 2002.

Under the SIP, we may grant stock options to directors, certain employees and consultants or other independent advisors at an exercise price that generally equals the stock’s fair market value on the date of grant. The SIP options generally vest ratably over four years with a maximum exercise period of 7 or 10 years after the grant date. Any stock exercised under the SIP would be satisfied by authorized but unissued or reacquired shares of our common stock. Currently, the number of common shares reserved for issuance over the term of the SIP is 78,555,845.

A summary of the SIP for the six months ended June 30, 2006, is as follows:

	Number of Options	Weighted Average Exercise Price	Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding – December 31, 2005	37,090,268	$7.62
Granted	—	—
Exercised	—	—
Forfeited	2,235,000	4.13
Expired	6,552,798	7.06
Outstanding – June 30, 2006	28,302,470	$8.03
Exercisable – June 30, 2006	23,750,685	$8.76	4.88	$—
Vested and expected to vest – June 30, 2006	27,659,200	$8.13	5.10	$—

The fair value of options granted was determined on the grant date using the Black-Scholes pricing model. Certain assumptions were used in order to estimate fair value for options granted during the three and six months ended June 30, 2005, as noted in the following table. No options were granted during the six months ended June 30, 2006.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Expected term (in years)(1)	7.3	1.6 – 7.3
Risk-free interest rate(2)	4.0%	3.4 – 4.2
Expected volatility(3)	77.8%	75.1 – 91.0%
Dividend yield	—	—
Weighted-average grant-date fair value (per option)	$1.98	$1.35 – 2.33

__________

(1)	Expected term based on the remaining actual contractual term.
(2)	U.S. Treasury rate based on expected term.
(3)	Volatility based on expected term of the options over the period from September 1996 to May 2005.

The total intrinsic value of options exercised and cash received for options exercised during the three and six months ended June 30, 2005, was $0.82 million and $0.67 million, respectively. No options were exercised during the six months ended June 30, 2006.

Stock-based compensation expense recognized for stock options was $1.5 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $7.0 million for the six months ended June 30, 2006 and 2005, respectively. A full valuation allowance has been provided against the associated deferred tax asset at June 30, 2006. At June 30, 2006, there was $4.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 5.13 years.

Restricted Stock Awards

In general, we refer to an award of common stock that is subject to time-based vesting or achievement of performance measures as “restricted stock.” Restricted stock awards are generally subject to certain transfer restrictions and forfeiture upon termination of employment.

The following table summarizes activity during the six months ended June 30, 2006, related to restricted stock awards classified as equity awards.

	Number of Stock Options	Weighted- Average Grant-Date Fair Value
Nonvested – December 31, 2005	946,222	$3.32
Granted	—	—
Forfeited	124,247	3.32
Vested	—	—
Nonvested – June 30, 2006	821,975	$3.32

At June 30, 2006, there was $2.3 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 3.5 years.

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

Due to the suspension of the ESPP, no compensation cost was recognized and no shares were purchased during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2005, we recognized $0.7 million and $2.0 million, respectively, of compensation expense and 2.4 million shares were purchased in May 2005.

Pro Forma Impact of Stock-Based Compensation

The following table presents the effect on net loss and loss per share for the three and six months ended June 30 2005, if we had used the fair value method of accounting for all periods prior to the prospective adoption of SFAS No. 123 as of January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss:
As reported	$(298,458)	$(467,189)
Pro Forma	(298,885)	(467,934)
Loss per share data:
Basic and diluted loss per share:
As reported	(0.66)	(1.04)
Pro Forma	(0.67)	(1.04)
Stock-based compensation cost included in net loss, as reported (net of tax)	$2,815	$7,104
Stock-based compensation cost included in net loss, pro forma (net of tax)	$3,242	$7,849

12.  Commitments and Contingencies

Litigation — We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. Further, we and the majority of our subsidiaries filed either for reorganization under Chapter 11 in the U.S. Bankruptcy Court or creditor protection under the CCAA in the Canadian Court on the Petition Date, and additional subsidiaries have filed thereafter. Generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession. Accordingly, unless indicated otherwise, each case listed below is currently stayed. To the extent that there are any judgments against us in any of these matters during the pendency of our Chapter 11 cases, we expect that such judgments would be classified as LSTC. See Note 2 for information regarding our Chapter 11 cases and CCAA proceedings.

Hawaii Structural Ironworkers Pension Fund v. Calpine, et al.  This case was brought as a class action on behalf of purchasers in Calpine’s April 2002 stock offering under Section 11 of the Securities Act. This case was filed in San Diego County Superior Court on March 11, 2003, and subsequently transferred to Santa Clara County Superior Court. Defendants in this case are Calpine Corporation, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. The Hawaii Structural Ironworkers Pension Fund alleges that the prospectus and registration statement for the April 2002 offering contained false or misleading statements regarding: Calpine’s actual financial results for 2000 and 2001; Calpine’s projected financial results for 2002; Mr. Cartwright’s agreement not to sell or purchase shares within 90 days of the April 2002 offering; and Calpine’s alleged involvement in “wash trades.” This action is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants listed above (or enjoin further prosecution of the action). The Hawaii Structural Ironworkers Pension Fund opposed that motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court. On June 13, 2006, the Santa Clara County Superior Court stayed the action as to Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co., setting a case management conference for December 12, 2006, to review the status of the case. The case is now stayed as to all defendants. On June 16, 2006, the Hawaii Structural Ironworkers Pension Fund filed a notice of appeal of the U.S. Bankruptcy Court’s order extending the automatic stay to the individual defendants. Once a briefing schedule is established, the appeal will be briefed and argued. There is no trial date in this action. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations.

Phelps v. Calpine Corporation, et al.  Two nearly identical class action complaints alleging claims under ERISA were consolidated under the caption In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA as filed in the Northern District Court against Calpine Corporation, the members of Calpine Corporation’s Board of Directors, the 401k Plan’s Advisory Committee and its members, signatories of the 401k Plan’s Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002, an employee of a consulting firm hired by the 401k Plan, and unidentified fiduciary defendants alleging claims under ERISA purportedly on behalf of the participants in the 401k Plan from January 5, 2001, to the present who invested in the Calpine unitized stock fund. Plaintiffs allege that defendants breached their fiduciary duties involving the 401k Plan, in violation of ERISA. All of the plaintiffs’ claims were dismissed with prejudice by the Northern District Court. The plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiffs opposed the motion and the hearing was scheduled for June 5, 2006; however, prior to the hearing, the parties stipulated to allow the appeal to proceed. If the Northern District Court ruling is reversed, the plaintiffs may then seek leave from the U.S. Bankruptcy Court to proceed with the action. Plaintiff’s opening brief is due to be filed with the Ninth Circuit Court of Appeals on August 21, 2006. Defendant’s opposition will be due in mid October 2006. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations.

Johnson v. Peter Cartwright, et al.  On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine Corporation against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending, but stayed, in Santa Clara County Superior Court. Calpine Corporation is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine Corporation and stock sales by certain of the director defendants and the officer defendant. On July 1, 2003, the Santa Clara County Superior Court granted Calpine Corporation’s motion to stay this proceeding until In re Calpine Corporation Securities Litigation, an action then-pending in the Northern District of California, was resolved, or until its further order. In re Calpine Corporation

Securities Litigation was resolved by a settlement in November 2005. This case is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants and plaintiff opposed the motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court extending the stay to the individual defendants and ruling that plaintiff has no standing to pursue derivative claims because they are now property of the estate. Accordingly, the case is now stayed as to Calpine Corporation and the individual defendants. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to defend vigorously against the allegations if the stay is lifted.

Panda Energy International, Inc., et al. v. Calpine Corporation, et al.  On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta power plant, which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta plant and that the defendant’s actions have reduced the profits from Oneta thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including related interest) is currently outstanding. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but did not proceed due to the stay. There has been no activity since the Petition Date.

Snohomish PUD No. 1, et al. v. FERC (regarding Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. complaint dismissed by FERC).  On December 4, 2001, NPC and SPPC filed a complaint with FERC under Section 206 of the FPA against a number of parties to their PPAs, including CES. NPC and SPPC allege in their complaint, that the prices they agreed to pay in certain of the PPAs, including those signed with CES, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for CES and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge’s findings and dismissed the complaint, and subsequently denied rehearing of that order. The matter is pending on appeal before the Ninth Circuit Court of Appeals. CES has participated in briefing and arguments before the Ninth Circuit Court of Appeals defending the FERC orders, but we are not able to predict at this time the outcome of appeal before the Ninth Circuit Court of Appeals. There has been no activity since the Petition Date.

Transmission Service Agreement with Nevada Power Company.  On September 30, 2004, NPC filed a complaint in state district court of Clark County, Nevada against Calpine Corporation, Moapa, FFIC and unnamed parties alleging, among other things, breach by Calpine Corporation of its obligations under a TSA between Calpine Corporation and NPC for 400 MW of transmission capacity and breach by FFIC of its obligations under a surety bond, which surety bond was issued by FFIC to NPC to support Calpine Corporation’s obligations under this TSA. This proceeding was removed from state court to the United States District Court for the District of Nevada. On December 10, 2004, FFIC filed a motion to dismiss, which was granted on May 25, 2005 with respect to claims asserted by NPC that FFIC had breached its obligations under the surety bond by not honoring NPC’s demand that the full amount of the surety bond ($33,333,333.00) be paid to NPC in light of Calpine Corporation’s failure to provide replacement collateral upon the expiration of the surety bond on May 1, 2004. NPC’s motion to amend the complaint was granted on November 17, 2005 and its amended complaint was filed December 8, 2005. This case was stayed as to Calpine Corporation and Moapa on the Petition Date, but not as to co-defendant FFIC. On February 10, 2006, FFIC filed a motion to dismiss NPC’s amended complaint for failure to state a claim against FFIC. On June 1, 2006, the district court issued an order denying FFIC’s motion. FFIC answered the amended complaint on June 16, 2006. On August 1, 2006, the U.S. Debtors filed an adversary complaint against NPC seeking an extension of the automatic stay, or in the alternative, an injunction to preclude NPC from continuing to pursue its derivative claims against FFIC. Also on August 1, 2006, the U.S. Debtors filed a motion for a stay.

Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al.  On May 5, 2005, the Harbert Distressed Fund filed an application in the Supreme Court of Nova Scotia against Calpine Corporation and certain of its subsidiaries, including ULC II, the issuer of certain senior notes held by the Harbert Distressed Fund, and

CCRC, the parent company of ULC II. Calpine Corporation has guaranteed the ULC II senior notes. In June 2005, the ULC II senior notes indenture trustee joined the application as co-applicant on behalf of all holders of the ULC II senior notes. The Harbert Distressed Fund and the ULC II senior notes indenture trustee alleged that Calpine Corporation, CCRC and ULC II violated the Harbert Distressed Fund’s rights under Nova Scotia laws in connection with certain financing transactions completed by CCRC or subsidiaries of CCRC.

On August 2, 2005, the Supreme Court of Nova Scotia denied all relief to the Harbert Distressed Fund and all other holders of the ULC II senior notes that purchased ULC II senior notes on or after September 1, 2004. However, the Supreme Court of Nova Scotia did state that a remedy should be granted to any holder of ULC II senior notes, other than the Calpine respondent companies, that purchased ULC II senior notes prior to September 1, 2004 and that continued to hold those ULC II senior notes on August 2, 2005 and in connection therewith ordered CCRC to maintain control of the net proceeds from the sale of the Saltend facility until a final order was issued. On November 30, 2005, the ULC II senior notes indenture trustee filed a final report confirming the aggregate face value of bonds held by holders of the ULC II senior notes that purchased such ULC II senior notes prior to September 30, 2004 and that continued to hold those ULC II senior notes on August 2, 2005 was (at then-current exchange rates) approximately $42,125,000.

On December 19 and 20, 2005, the parties reappeared before the Supreme Court of Nova Scotia to settle the terms of the final order. After argument, and to enable the parties to address an application by the ULC II senior notes indenture trustee to produce further information and documentation, this application was adjourned to January 12, 2006. On the Petition Date, in addition to Calpine’s Chapter 11 filing, the Canadian Debtors, including ULC II and CCRC instituted the CCAA proceedings before the Canadian Court. As a result of the Chapter 11 cases and CCAA proceedings, all Canadian legal proceedings are stayed, and in particular the application to settle the final order in the application has been adjourned indefinitely.

In connection with the CCAA proceedings, Calpine Corporation has given undertakings to the Canadian Court and to the ULC II senior notes indenture trustee that: (i) the net Saltend sale proceeds remain at Calpine UK Holdings Limited, a subsidiary of CCRC; (ii) Calpine Corporation intends to continue to hold the monies there and will provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings if that intention changes; (iii) the Saltend sale proceeds held at Calpine UK Holdings Limited are not pledged as collateral for the DIP Facility; and (iv) Calpine Corporation will provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings of any filing of Calpine UK Holdings Limited in Canada, the U.S. or the United Kingdom. On July 31, 2006, consistent with the undertakings given to the Canadian Court and the order entered by the Supreme Court of Nova Scotia dated August 2, 2005, the Canadian Debtors gave notice that the net proceeds of the Saltend sale were being (and now have been) repatriated to Canadian Debtor CCRC.

Harbert Convertible Arbitrage Master Fund, Ltd. et al. v. Calpine Corporation.  Plaintiff Harbert Convertible Fund and two affiliated funds filed this action on July 11, 2005, in the New York County Supreme Court, and filed an amended complaint on July 19, 2005. In their amended complaint, plaintiffs allege that in a July 5, 2005 letter to Calpine Corporation they provided “reasonable evidence” as required under the indenture governing the 2014 Convertible Notes that, on one or more days beginning on July 1, 2005, the trading price of the 2014 Convertible Notes was less than 95% of the product of the common stock price multiplied by the conversion rate, as those terms are defined in the 2014 Convertible Notes indenture, and that Calpine Corporation therefore was required to instruct the bid solicitation agent for the 2014 Convertible Notes to determine the trading price beginning on the next trading day. If the trading price as determined by the bid solicitation agent was below 95% of the product of the common stock price multiplied by the conversion rate for the next five consecutive trading days, then the 2014 Convertible Notes would become convertible into cash and common stock for a limited period of time. Plaintiffs have asserted a claim for breach of contract, seeking unspecified damages, because Calpine Corporation did not instruct the bid solicitation agent to begin to calculate the trading price. In addition, plaintiffs sought a declaration that Calpine had a duty, based on the statements in the July 5th letter, to commence the bid solicitation process, and also sought injunctive relief to force Calpine Corporation to instruct the bid solicitation agent to determine the trading price of the 2014 Convertible Notes.

On November 18, 2005, Harbert Convertible Fund filed a second amended complaint for breach and anticipatory breach of indenture, which also added the 2014 Convertible Notes trustee as a plaintiff. At a court hearing on November 22,

2005, counsel for Harbert Convertible Fund and the 2014 Convertible Notes trustee again sought an expedited trial, stating that plaintiffs were willing to forego affirmative discovery and could respond to Calpine Corporation’s forthcoming discovery requests promptly. The New York County Supreme Court ordered Harbert Convertible Fund and the 2014 Convertible Notes trustee to provide specified discovery immediately, to respond promptly to any additional discovery demands from Calpine Corporation, and ordered the parties to commence depositions in January. The New York County Supreme Court did not set a firm trial date, but suggested that a trial could occur by early March. Calpine Corporation moved to dismiss the second amended complaint on December 13, 2005. In the meantime, Harbert Convertible Fund and the 2014 Convertible Notes trustee delayed providing any discovery, stating their belief that a bankruptcy filing was imminent that could moot the case or in any event stay it. There has been no activity since the Petition Date.

Whitebox Convertible Arbitrage Fund, L.P., et al. v. Calpine Corporation.  Plaintiff Whitebox Convertible Arbitrage Fund, L.P. and seven affiliated funds filed an action in the New York County Supreme Court for breach of contract on October 17, 2004. The factual allegations and legal basis for the claims set forth in that action are nearly identical to those set forth in the Harbert Convertible Fund filings. On October 19, 2005, the Whitebox plaintiffs filed a motion for preliminary injunctive relief, but withdrew the motion on November 7, 2005. Whitebox had informed Calpine Corporation and the New York County Supreme Court that the Trustee was considering intervening in the case and/or filing a similar action for the benefit of all holders of the 2014 Convertible Notes. There has been no activity since the Petition Date.

Calpine Corporation v. The Bank of New York, Collateral Trustee for Senior Secured Note Holders, et al.  In September of 2005, Calpine Corporation received a letter from the Collateral Trustee informing Calpine of disagreements purportedly raised by certain holders of First Priority Notes regarding Calpine Corporation’s reinvestment of the proceeds from its recent sale of natural gas assets to Rosetta. As a result of these concerns, the Collateral Trustee informed Calpine Corporation that it would not allow further withdrawals from the gas sale proceeds account until these disagreements were resolved. On September 26, 2005, Calpine Corporation filed a Declaratory Relief Action in the Delaware Court of Chancery against the Collateral Trustee and the First Priority Trustee, seeking a declaration that Calpine Corporation’s past and proposed purchases of natural gas assets were permitted by the indenture for the First Priority Notes and related documents, and also seeking an injunction compelling the Collateral Trustee to release funds requested to be withdrawn.

The First Priority Trustee counterclaimed, seeking an order compelling Calpine Corporation to, among other things, (i) pay damages in an amount not less than $365 million plus prejudgment interest either to the First Priority Trustee or into the gas sale proceeds account; (ii) return to the gas sale proceeds account all amounts previously withdrawn from such account and used by Calpine Corporation to purchase natural gas in storage; and (iii) indemnify the First Priority Trustee for all expenses incurred in connection with defending the lawsuit and pursuing counterclaims. In addition, the Second Priority Trustee intervened on behalf of the holders of the Second Priority Notes. Calpine Corporation filed a motion to dismiss the First Priority Trustee’s counterclaims on the grounds that the holders of the First Priority Notes (and the First Priority Trustee on behalf of the holders of the First Priority Notes) had no remaining right under the indenture governing the First Priority Notes to obtain the relief requested because Calpine Corporation had made, and the holders of the First Priority Notes had subsequently declined, an offer to purchase all of the First Priority Notes at par. A bench trial on the above claims was held before the Delaware Court of Chancery on November 11, 2005.

Following a one-day bench trial, post-trial briefing and oral argument, the Delaware Chancery Court ruled against Calpine Corporation on November 22, 2005, holding that Calpine’s use of approximately $313 million of gas sale proceeds (including related interest) to purchase certain gas storage inventory violated the indentures governing Calpine’s Second Priority Notes and that use of the proceeds for similar contracts was impermissible. The Chancery Court denied the First Priority Trustee’s counterclaims on the grounds asserted in Calpine Corporation’s motion to dismiss—namely, that the First Priority Trustee had no right to the requested relief under the indenture governing the First Priority Notes because the holders of the First Priority Notes had declined an offer made by Calpine Corporation to purchase all of the First Priority Notes at par. On December 5, 2005, the Chancery Court entered a Final Order and Judgment affording Calpine Corporation until January 22, 2006, to restore to a collateral account $311,782,955.55, plus interest. Calpine Corporation appealed, and the First Priority Trustee and Second Priority Trustee cross-appealed. On December 16, 2005, the Delaware Supreme Court affirmed the Chancery Court’s ruling that Calpine’s use of proceeds was impermissible; reversed the decision that the First Priority Trustee lacked standing to object to such use; and directed the Chancery Court to issue a modified final order in accordance with the Supreme Court’s decision. An Amended Final Order was entered by the Chancery Court on December 20, 2005. There has been no activity since the Petition Date.

See Note 2 for a description of the Chapter 11 cases and CCAA proceedings, including the description of a pending proceeding regarding our motion to reject eight PPAs and related FERC and other court proceedings. See also Note 14 for information concerning several matters with respect to the California power market.

In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

13.  Operating Segments

We are first and foremost an electric generating company. In pursuing this business strategy, it was our objective to produce a portion of our fuel consumption requirements from our own natural gas reserves. In July 2005, we sold substantially all of our remaining domestic oil and gas assets to Rosetta. As a result of the sale of substantially all of our oil and gas assets, we now have two reportable segments, “Electric Generation and Marketing” and “Other.” The Electric Generation and Marketing segment includes the development, acquisition, ownership and operation of power production facilities, including hedging, balancing, optimization, and trading activity related to power generation. The Other segment includes the activities of our parts and services businesses and our gas pipeline assets.

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

	Electric Generation and Marketing	Other	Corporate and Eliminations	Total
For the three months ended June 30, 2006:
Total revenue from external customers	$1,579,497	$29,662	$(17,228)	$1,591,931
(Loss) income before reorganization items and benefit for taxes	(168,720)	401	(27,543)	(195,862)

	Electric Generation and Marketing	Other	Corporate and Eliminations	Total
For the three months ended June 30, 2005:
Total revenue from external customers	$2,171,948	$82,092	$(55,133)	$2,198,907
(Loss) income before benefit for taxes and discontinued operations	(350,015)	(35,352)	88,358	(297,009)

	Electric Generation and Marketing	Other	Corporate and Eliminations	Total
For the six months ended June 30, 2006:
Total revenue from external customers	$2,922,826	$55,156	$(30,416)	$2,947,566
Loss before reorganization items, benefit for taxes and cumulative effect of a change in accounting principle	(392,506)	(600)	(98,114)	(491,220)

	Electric Generation and Marketing	Other	Corporate and Eliminations	Total
For the six months ended June 30, 2005:
Total revenue from external customers	$4,200,340	$153,881	$(109,583)	$4,244,638
(Loss) income before benefit for taxes and discontinued operations	(590,598)	(56,403)	82,607	(564,394)

	Electric Generation and Marketing	Other	Corporate and Eliminations	Total
Total assets:
June 30, 2006	$18,636,400	$296,703	$506,546	$19,439,649
December 31, 2005	$19,380,779	$311,902	$852,116	$20,544,797

14.  California Power Market

CPUC Proceeding Regarding QF Contract Pricing for Past Periods.  Our QF contracts with PG&E provide that the CPUC has the authority to determine the appropriate utility “avoided cost” to be used to set energy payments by determining the short run avoided cost, or SRAC, energy price formula. In mid-2000, our QF facilities elected the option set forth in Section 390 of the California Public Utilities Code, which provided QFs the right to elect to receive energy payments based on the CalPX market clearing price instead of the SRAC price administratively determined by the CPUC. Having elected such option, our QF facilities were paid based upon the CalPX Price for various periods commencing in the summer of 2000 until January 19, 2001, when the CalPX ceased operating a day-ahead market. The CPUC has conducted proceedings (R.99-11-022) to determine whether the CalPX Price was the appropriate price for the energy component upon which to base payments to QFs which had elected the CalPX-based pricing option. In late 2000, the CPUC Commissioner assigned to the matter issued a proposed decision to the effect that the CalPX Price was the appropriate energy price to pay QFs who selected the pricing option then offered by Section 390, but the CPUC has yet to issue a final decision. Therefore, it is possible that the CPUC could order a payment adjustment based on a different energy price determination.

On April 14, 2006, our QFs with existing QF contracts with PG&E executed amendments to, among other matters, adjust the energy price paid and to be paid to QFs and extinguish any potential refund obligation to PG&E for energy payments these QFs received based on the CalPX Price. The effectiveness of our individual amendments to these existing QF contracts is subject, where applicable, to approval of the Committees in our Chapter 11 cases, the project lender(s), the U.S. Bankruptcy Court and the CPUC. If effective, each amendment would authorize PG&E to pay an adjusted energy price under our existing QF contracts prospectively for a number of years as part of the consideration for the extinguishment of the potential for any retroactive refund liability relating to the energy payments based on the CalPX Price. On April 18, 2006, PG&E and the Independent Energy Producers Association filed a joint motion requesting that the CPUC approve the settlement and the individual QF contract amendments, including our existing QF contracts. On June 21, 2006, a proposed decision was issued by the CPUC administrative law judges assigned to the case approving the joint motion. The amendments and the settlement are not effective until the CPUC issues a decision and such decision is deemed final. On July 20, 2006, the CPUC issued a decision approving both the settlement and the individual QF contract amendments. Pursuant to the settlement, both the settlement and the amendments are not effective until the thirty-day appeal period has been exhausted. Therefore, to the extent that no person appeals the CPUC decision approving the settlement or individual QF amendments on or before August 19, 2006, the settlement will be effective as of that date. We are unable to predict at this time whether the July 20, 2006, decision will be appealed and, if so, what effect such appeal may have on the effectiveness of the settlement.

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

On December 12, 2002, an Administrative Law Judge issued a Certification of Proposed Finding on California Refund Liability (the “December 12 Certification”) making an initial determination of refund liability. On March 26, 2003, FERC issued an order (the “March 26 Order”) adopting many of the findings set forth in the December 12 Certification. In addition, as a result of certain findings by the FERC staff concerning the unreliability or misreporting of certain reported indices for gas prices in California during the Refund Period, FERC ordered that the basis for calculating a party’s potential refund liability be modified by substituting a gas proxy price based upon gas prices in the producing areas plus the tariff transportation rate for the California gas price indices previously adopted in the California refund proceeding. We believe, based on the available information, that any refund liability that may be attributable to us could total approximately $10.1 million (plus interest, if applicable), after taking the appropriate set-offs for outstanding receivables owed by the CalPX and CAISO to Calpine. We believe we have appropriately reserved for the refund liability that by our current analysis would potentially be owed under the refund calculation clarification in the March 26 Order. The final determination of the refund liability and the allocation of payment obligations among the numerous buyers and sellers in the California markets is subject to further FERC proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets.

The numerous FERC orders concerning the refund proceeding are pending on appeal before the U.S. Ninth Circuit Court of Appeals. On August 2, 2006, the court issued an opinion on several discrete issues raised in the various appeals. Among other things, the court determined that FERC had properly established the Refund Period as beginning on October 2, 2000, and had properly limited the transactions subject to refund to transactions occurring within the CalPX and CAISO markets. However, the court also found that FERC had erred in not considering (1) whether any tariff violations had occurred prior to October 2, 2000 which might justify imposition of additional remedies, (2) whether refunds should be required for any transactions within the CalPX and CAISO markets for periods longer than 24 hours, and (3) whether certain “exchange transactions” within the CalPX and CAISO markets should be subject to refund. These latter issues were remanded to FERC for its further consideration. At this time, we are unable to predict the timing of the completion of these proceedings or the final refund liability. Thus, the impact on our business is uncertain.

Geysers RMR Section 206 Proceeding.  CAISO, EOB, CPUC, PG&E, SDG&E, and Southern California Edison Company, which we refer to collectively as the “Buyers Coalition” filed a complaint on November 2, 2001, at FERC requesting the commencement of a FPA Section 206 proceeding to challenge one component of a number of separate settlements previously reached on the terms and conditions of RMR Contracts with certain generation owners, including GPC, which settlements were also previously approved by FERC. RMR Contracts require the owner of the specific generation unit to provide energy and ancillary services when called upon to do so by the ISO to meet local transmission reliability needs or to manage transmission constraints. The Buyers Coalition asked FERC to find that the availability payments under these RMR Contracts are not just and reasonable. On June 3, 2005, FERC issued an order dismissing the Buyers Coalition’s complaint against all named generation owners, including GPC. On August 2, 2005, FERC issued an order denying requests for rehearing of its order. On September 23, 2005, the Buyers Coalition (with the exclusion of the CAISO) filed a Petition for Review with the U.S. Court of Appeals for the D.C. Circuit, seeking review of FERC’s order dismissing the complaint. On May 18, 2006, FERC filed a motion with the D.C. Circuit Court requesting the court to hold the proceeding in abeyance and to voluntarily remand the case to FERC in order to permit FERC to further consider the issues raised. On June 19, 2006, the D.C. Circuit Court granted FERC’s motion. On July 10, 2006, the Buyers Coalition filed a motion asking FERC to establish hearing procedures in this proceeding. On July 25, 2006, Calpine submitted an answer to the Buyers Coalition motion, urging FERC to uphold its prior decisions rejecting the complaint and terminating the proceedings. FERC has taken no action on remand.

Delta RMR Proceeding.  Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR Contract, which the CAISO originally entered into in 2003. When the Delta RMR Contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR Contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR Contract. Under the terms of this settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR Contract until a similar RMR proceeding involving Mirant Corp. was resolved by FERC.

Under the terms of the settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the settlement was entered into, Delta and CAISO have entered into RMR Contracts for the years 2003, 2004 and 2005 pursuant to the terms of the settlement.

On June 3, 2005, FERC issued a final order in the Mirant Corp. RMR proceeding, resolving that proceeding and triggering the reopening of the settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. We are unable at this time to predict the result of any settlement process or the ultimate ruling by FERC on the rates for Delta’s RMR services for the period between February 10, 2003 and December 31, 2005 or for calendar year 2006.

15.  Subsequent Events

See Note 2 for a discussion of subsequent events related to our Chapter 11 cases and CCAA proceedings. See Note 7 for a discussion of subsequent events related to the DIP Facility and Debt, Lease and Indenture Covenant Compliance.

In July 2006, Mankato Power Plant in Mankato, Minnesota began commercial operations. Accordingly, the construction in progress costs were transferred to the applicable property category, primarily buildings, machinery and equipment in the third quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: (i) the risks and uncertainties associated with our Chapter 11 cases and CCAA proceedings, including impact on operations; (ii) our ability to attract, retain, and motivate key employees and successfully implement new strategies; (iii) our ability to successfully reorganize and emerge from Chapter 11; (iv) our ability to attract and retain customers and counterparties; (v) our ability to implement our business plan; (vi) financial results that may be volatile and may not reflect historical trends; (vii) our ability to manage liquidity needs and comply with financing obligations; (viii) the direct or indirect effects on our business of our impaired credit, including increased cash collateral requirements; (ix) the expiration or termination of our PPAs and the related results on revenues; (x) potential volatility in earnings and requirements for cash collateral associated with the use of commodity contracts; (xi) price and supply of natural gas; (xii) risks associated with power project development, acquisition and construction activities; (xiii) unscheduled outages of operating plants; (xiv) factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir; (xv) quarterly and seasonal fluctuations of our results; (xvi) competition; (xvii) risks associated with marketing and selling power from plants in the evolving energy markets; (xviii) present and possible future claims, litigation and enforcement actions; (xix) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xx) other risks identified in this Report. You should also carefully review other reports that we file with the SEC, including without limitation our 2005 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

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

Selected Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except pricing data)
Power Plants(1):
Electricity and steam revenues:
Energy	$891,715	$890,294	$1,593,325	$1,796,347
Capacity	227,056	269,343	442,759	515,405
Thermal and other	88,708	112,423	191,386	217,004
Total electricity and steam revenues	1,207,479	1,272,060	2,227,470	2,528,756
MWh produced	18,961	19,068	34,440	38,284
Average electric price per MWh generated(2)	$63.68	$66.71	$64.68	$66.05

____________

(1)	From continuing operations only. Discontinued operations are excluded.
(2)	Excluding the effects of hedging, balancing and optimization activities related to our generating assets.

Set forth above is certain selected operating information for our power plants for which results are consolidated in our statements of operations. Electricity revenue is composed of fixed capacity payments, which are not related to production, and variable energy payments, which are related to production. Capacity revenues include, besides traditional capacity payments, other revenues such as those from RMR Contracts and ancillary service revenues. The information set forth under thermal and other revenue consists of host steam sales and other thermal revenue.

Overview

Our core business and primary source of revenue is the generation and delivery of electric power. We provide power to our U.S. and Canadian customers through the integrated development, construction or acquisition, and operation of efficient and environmentally friendly electric power plants fueled primarily by natural gas and, to a much lesser degree, by geothermal resources. We protect and enhance the value of our electric assets and gas positions with a sophisticated risk management organization. We control certain of our costs by producing certain of the combustion turbine replacement parts that we use at our power plants, and we generate revenue by providing combustion turbine parts to third parties, although we are evaluating these activities in light of our Chapter 11 restructuring.

Currently, the Calpine Debtors continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts. Accordingly, we are devoting a substantial amount of our resources to our Chapter 11 restructuring, which includes developing a plan of reorganization and, developing a new business plan, beginning with a top-to-bottom review of our power assets, business units and markets where we are active, as well as resolving claims disputes and contingencies and determining enterprise value and capital structure. In addition to financial restructuring activities, we are preparing to operate after our emergence from Chapter 11 and from the CCAA proceedings.

Our historical financial performance is likely not indicative of our future performance during the pendency of the Chapter 11 cases and CCAA proceedings or beyond because, among other things: (1) we generally will not accrue interest expense on all debt classified as LSTC during the pendency of the Chapter 11 cases; (2) we expect to dispose of or restructure agreements relating to certain plants that do not generate positive cash flow or which are considered non-strategic; (3) we have begun to implement overhead reduction programs, including staff reductions and office closures; (4) we have been able to or are seeking to reject certain unprofitable or burdensome contracts and leases, and we may further seek to reject contracts and leases in the future; (5) we have been able to or are seeking to assume certain beneficial contracts and leases, and we may further seek to assume contracts and leases in the future pursuant to the time frames set forth in the Bankruptcy Code; and (6) we have deconsolidated certain Canadian and other foreign subsidiaries as a result of the CCAA proceedings and currently account for our investment in such entities on a cost basis; upon restructuring we may again consolidate such entities. We expect to incur substantial reorganization expenses and could record additional impairment charges, which may be at different levels than in 2005. In addition, as part of our emergence from Chapter 11, we may be required to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

Among other things, we arranged, and the U.S. Bankruptcy Court approved, our DIP Facility, including related cash collateral and adequate assurance motions which has allowed our business activities to continue to function. We have also sought and obtained U.S. Bankruptcy Court approval through our “first day” and subsequent motions to continue to pay critical vendors, meet our payroll pre-petition and post-petition obligations, maintain our cash management systems, collateralize our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits, maintain our insurance programs and implement an employee severance program, which has allowed us to continue to operate the existing business in the ordinary course. In addition, the U.S. Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) which could negatively impact our accrued NOLs and other tax attributes, and granted us extensions of time to file and seek approval of a plan of reorganization. Additionally, we have established a systematic and comprehensive lease and executory contract review process to determine which leases and contracts we should assume and which we should reject in the Chapter 11 process. In addition, the Canadian Debtors have obtained protection under the CCAA in Canada, including obtaining a stay that has been extended through October 20, 2006. See Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding our Chapter 11 cases and the CCAA proceedings.

Comparative Table – Quarter to Date Results of Operations

In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets. Prior year amounts reflect reclassifications for discontinued operations. Amounts are shown in thousands.

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
	(unaudited)
Revenue:
Electricity and steam revenue	$1,207,479	$1,272,060	$(64,581)	(5)%
Sales of purchased power and gas for hedging and optimization	341,815	889,767	(547,952)	(62)%
Mark-to-market activities, net	23,465	2,874	20,591	#
Other revenue	19,172	34,206	(15,034)	(44)%
Total revenue	1,591,931	2,198,907	(606,976)	(28)%
Cost of revenue:
Plant operating expense	194,622	196,994	2,372	1%
Royalty expense	4,781	8,081	3,300	41%
Transmission purchase expense	17,328	19,807	2,479	13%
Purchased power and gas expense for hedging and optimization	312,830	821,219	508,389	62%
Fuel expense	700,234	891,946	191,712	21%
Depreciation and amortization expense	113,964	123,601	9,637	8%
Operating plant impairments	2,847	—	(2,847)	—
Operating lease expense	19,998	25,528	5,530	22%
Other cost of revenue	19,259	33,273	14,014	42%
Total cost of revenue	1,385,863	2,120,449	734,586	35%
Gross profit	206,068	78,458	127,610	#
(Income) from unconsolidated investments	—	(3,268)	(3,268)	#
Equipment, development project and other impairments	62,076	46,968	(15,108)	(32)%
Long-term service cancellation charge	—	33,892	33,892	#
Project development expense	3,840	5,853	2,013	34%
Research and development expense	3,267	5,126	1,859	36%
Sales, general and administrative expense	47,377	68,519	21,142	31%
Income (loss) from operations	89,508	(78,632)	168,140	#
Interest expense	299,586	328,387	28,801	9%
Interest (income)	(19,319)	(16,793)	2,526	15%
Minority interest expense	1,210	10,172	8,962	88%
Loss (income) from repurchase of various issuances of debt	18,131	(129,154)	(147,285)	#
Other (income) expense, net	(14,238)	25,765	40,003	#
Loss before reorganization items, benefit for income taxes and discontinued operations	(195,862)	(297,009)	101,147	34%
Reorganization items	655,106	—	(655,106)	—
Loss before benefit for income taxes and discontinued operations	(850,968)	(297,009)	(553,959)	#
(Benefit) for income taxes	(33,209)	(88,827)	(55,618)	(63)%
Loss before discontinued operations	(817,759)	(208,182)	(609,577)	#
Discontinued operations, net of tax benefit of $— and $44,602	—	(90,276)	90,276	#
Net loss	$(817,759)	$(298,458)	$(519,301)	#

____________

#	Variance of 100% or greater

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Set forth below is a discussion of our results of operations for the three months ended June 30, 2006, as compared to the same period a year ago. Most of our Canadian and other foreign subsidiaries were deconsolidated effective December 31, 2005, as a result of the filing of the CCAA proceedings. Although not material to the financial statements taken as a whole, period to period comparisons are impacted. Accordingly, this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information.

Total revenue decreased by 28% during the three months ended June 30, 2006, over the same period a year ago primarily due to decreases in electricity and steam revenue and sales of purchased power and gas for hedging and optimization. These decreases were partially offset by an increase in net mark-to-market activities, as further described below.

Electricity and steam revenue declined by approximately 5% due primarily to a 5% reduction in average electric prices before the effects of hedging, balancing and optimization. MWh generated were relatively unchanged from the same period a year ago. However, the average baseload capacity factor declined to 35.6% from 39.9% in the same period a year ago as our average baseload capacity increased by 12% or 2,570 MW as new plants achieved commercial operations.

The decline in sales of purchased power and gas for hedging and optimization resulted primarily from lower electricity and natural gas prices together with a reduction in fleet capacity factors which thereby reduced the amount of hedging and optimization activity during the three months ended June 30, 2006, compared to the same period a year ago. Additionally, reduced availability of credit and the termination or disruption of certain customer relationships following our Chapter 11 and CCAA filings further limited our ability to conduct hedging and optimization activities. Correspondingly, purchased power and gas expense for hedging and optimization declined for similar reasons. As a result, the gross profit on these sales and purchases declined by $39.6 million period-to-period.

Net mark-to-market activities was favorable for the three months ended June 30, 2006, compared to the same period a year ago primarily due to the impact of lower gas prices on our short mark-to-market gas position.

Total cost of revenue decreased during the three months ended June 30, 2006 over the same period a year ago primarily due to decreases in purchased power and gas expense for hedging and optimization (see discussion above), fuel expense and other cost of revenue, which were partially offset by an increase in operating plant impairments, as discussed below.

The decline in fuel expense resulted primarily from a 21% decrease in average realized fuel costs per MMBtu before the effects of hedging, balancing and optimization. MWh generated were relatively unchanged from the same period a year ago.

Depreciation expense declined by $9.6 million for the three months ended June 30, 2006, as increases related to newly commissioned power plants, the purchase of The Geysers Assets and the consolidation of the Acadia project were more than offset by the effects of deconsolidating most of our Canadian and other foreign subsidiaries, and lower depreciation resulting from the impairment of certain of our operating power plants in the three months ended December 31, 2005.

During the three months ended June 30, 2006, we recorded a non-cash impairment charge of $2.8 million for leasehold improvement costs related to a power plant for which a disposal is deemed likely. No operating plant or equipment impairments were recorded during the three months ended June 30, 2005.

The decline in other cost of revenue resulted primarily from lower costs associated with the deconsolidation of TTS and non-recurrence of prior period transaction costs associated with a derivative contract at our Deer Park facility.

Gross profit improved by $127.6 million in the three months ended June 30, 2006, primarily because all-in realized spark spread increased by $78.4 million driven by lower gas prices; net mark-to-market activities was favorable by $20.6 million; depreciation expense was favorable by $9.6 million; and operating lease expense was favorable by $5.5 million due primarily to the purchase of The Geysers Assets and the termination of the operating leases for those facilities.

In the three months ended June 30, 2006, we recorded impairment charges of $62.1 million primarily related to turbine-generator equipment deemed likely to be disposed of by sale or auction in the second half of 2006. The $47.0 million charge in the comparable period in 2005 related to impairments on the Lone Oak, Towantic, Sherry and Hillabee development projects.

During the three months ended June 30, 2005, we recorded charges of $33.1 million related to the cancellation of nine long-term service agreements with General Electric as part of a restructuring of the service relationship.

Interest expense decreased during the three months ended June 30, 2006 over the same period a year ago primarily due to discontinuing the accrual of interest expense related to debt instruments reclassified to LSTC, other than certain debt classified as LSTC on which interest was accrued in accordance with U.S. Bankruptcy Court orders, primarily the Second Priority Debt on which we continued to pay interest through June 30, 2006, pursuant to the Cash Collateral Order. This favorable variance was partially offset by less capitalized interest related to certain power plants entering commercial operations and project development activities winding down, prior year interest expense reclassified to discontinued operations, higher interest rates on floating rate debt, and interest on borrowings under the DIP Facility in the current period.

During the three months ended June 30, 2006, we recognized a loss of $18.1 on the repurchase of the First Priority Notes. During the comparable period in the prior year, we recorded an aggregate gain of $129.2 million primarily related to the repurchase of $479.8 million principal amount of senior notes.

The net other income for the three months ended June 30, 2006 was primarily due to a $6.7 million gain on the sale of certain auxiliary boilers, a $3.8 million gain on the sale of emission reduction credits and nitrate allowances and foreign exchange transaction gains of $4.0 million. During the comparable period in the prior year, we recorded net other expense primarily due to an impairment charge of $18.5 million related to our investment in Grays Ferry and the write-off of $5.8 million of unamortized deferred financing costs in connection with the refinancing of the Metcalf project debt.

Reorganization items of $655.1 million were recorded during the three months ended June 30, 2006, while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs related to our Chapter 11 filings, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated related to terminated contracts. The increase in reorganization items consisted primarily of the following:

•

The U.S. Debtors repudiated certain gas transportation and power transmission contracts. We believe that any claims resulting from the repudiation of these contracts will be treated as pre-petition general unsecured claims. Accordingly, we recorded a non-cash charge of $308.8 million as our current estimate of the expected allowed claim related to the repudiation of these contracts.

•

We closed the transaction for the rejection of certain of our leases related to the Rumford and Tiverton power plants. In connection with the lease rejections, we recorded a non-cash charge of $234.6 million which includes our current estimate of the expected allowed claim related to the lease rejections, the write-off of prepaid lease expense and certain fees and expenses related to the transaction.

•	We recorded $50.0 million of additional reorganization expense related to increases in certain LSTC items denominated in foreign currencies and governed by foreign law.
•	We incurred $40.1 million in professional service fees for legal, financial advisory, valuation and administrative services related to our Chapter 11 cases.

The tax benefit on pre-tax loss was unfavorable by $55.6 million in the three months ended June 30, 2006, compared to prior year due primarily to the establishment of additional valuation allowances on deferred tax assets.

Discontinued operations, net of tax was favorable by $90.3 million due to the non-recurrence of losses in 2005 driven by impairment charges on power plants held for sale at June 30, 2005, and subsequently disposed of in 2005.

Comparative Table – Year to Date Results of Operations

In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets. Prior year amounts reflect reclassifications for discontinued operations. Amounts are shown in thousands.

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
	(unaudited)
Revenue:
Electricity and steam revenue	$2,227,470	$2,528,756	$(301,286)	(12)%
Sales of purchased power and gas for hedging and optimization	618,160	1,657,472	(1,039,312)	(63)%
Mark-to-market activities, net	59,690	(657)	60,347	#
Other revenue	42,246	59,067	(16,821)	(28)%
Total revenue	2,947,566	4,244,638	(1,297,072)	(31)%
Cost of revenue:
Plant operating expense	345,325	375,098	29,773	8%
Royalty expense	11,260	18,360	7,100	39%
Transmission purchase expense	38,005	40,681	2,676	7%
Purchased power and gas expense for hedging and optimization	561,099	1,515,673	954,574	63%
Fuel expense	1,368,409	1,768,745	400,336	23%
Depreciation and amortization expense	229,073	240,334	11,261	5%
Operating plant impairments	52,500	—	(52,500)	—
Operating lease expense	41,598	50,305	8,707	17%
Other cost of revenue	39,201	73,245	34,044	46%
Total cost of revenue	2,686,470	4,082,441	1,395,971	34%
Gross profit	261,096	162,197	98,899	61%
(Income) from unconsolidated investments	—	(9,260)	(9,260)	#
Equipment, development project and other impairments	67,631	46,896	(20,735)	(44)%
Long-term service cancellation charge	—	33,892	33,892	#
Project development expense	8,096	14,573	6,477	44%
Research and development expense	6,994	12,159	5,165	42%
Sales, general and administrative expense	98,323	121,725	23,402	19%
Income (loss) from operations	80,052	(57,788)	137,840	#
Interest expense	591,852	646,388	54,536	8%
Interest (income)	(39,524)	(30,778)	8,746	28%
Minority interest expense	2,667	20,786	18,119	87%
Loss (income) from repurchase of various issuances of debt	18,131	(150,926)	(169,057)	#
Other (income) expense, net	(1,854)	21,136	22,990	#
Loss before reorganization items, benefit for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(491,220)	(564,394)	73,174	13%
Reorganization items	953,321	—	(953,321)	—
Loss before benefit for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(1,444,541)	(564,394)	(880,147)	#
(Benefit) for income taxes	(36,834)	(185,353)	(148,519)	(80)%
Loss before discontinued operations and cumulative effect of a change in accounting principle	(1,407,707)	(379,041)	(1,028,666)	#
Discontinued operations, net of tax benefit of $— and $32,885	—	(88,148)	88,148	#
Cumulative effect of a change in accounting principle, net of tax provision of $312, and $—	505	—	505	—
Net loss	$(1,407,202)	$(467,189)	$(940,013)	#

____________

#	Variance of 100% or greater

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Set forth below is a discussion of our results of operations for the six months ended June 30, 2006, as compared to the same period a year ago. Most of our Canadian and other foreign subsidiaries were deconsolidated effective December 31, 2005, as a result of the filing of the CCAA proceedings. Although not material to the financial statements taken as a whole, period to period comparisons are impacted. Accordingly, this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information.

Total revenue decreased by 31% during the three months ended June 30, 2006 over the same period a year ago primarily due to decreases in electricity and steam revenue and sales of purchased power and gas for hedging and optimization. These decreases were partially offset by an increase in net mark-to-market activities, as further described below.

Electricity and steam revenue declined by approximately 12% due primarily to a 10% reduction in MWh generated and a 2% reduction in average electric prices before the effects of hedging, balancing and optimization. The decrease in generation reflected soft demand in the first quarter of 2006 as a result of strong hydroelectric production in the Northwest and mild weather in general in most of our markets. Also, the average baseload capacity factor declined to 32.7% from 40.9% in the same period a year ago as our average baseload capacity increased by 13% or 2,770 MW as new plants achieved commercial operations.

The decline in sales of purchased power and gas for hedging and optimization resulted primarily from lower electricity and natural gas prices together with a reduction in fleet capacity factors, partly as a result of soft demand in the first quarter of 2006, which thereby reduced the amount of hedging and optimization activity during the six months ended June 30, 2006, compared to the same period a year ago. Additionally, reduced availability of credit and the termination or disruption of certain customer relationships following our Chapter 11 and CCAA filings further limited our ability to conduct hedging and optimization activities. Correspondingly, purchased power and gas expense for hedging and optimization declined for similar reasons. As a result, the gross profit on these sales and purchases declined by $84.7 million period-to-period.

Net mark-to-market activities was favorable for the six months ended June 30, 2006, compared to the same period a year ago primarily due to the impact of lower gas prices on our short mark-to-market gas position.

Total cost of revenue decreased during the six months ended June 30, 2006, over the same period a year ago primarily due to decreases in purchased power and gas expense for hedging and optimization (see discussion above), fuel expense and other cost of revenue, which were partially offset by an increase in operating plant impairments, as discussed below.

The decline in fuel expense resulted primarily from a 13% decrease in average realized fuel costs per MMBtu before the effects of hedging, balancing and optimization. Also, MWh generated declined by 10% from the same period a year ago.

Depreciation expense declined by $11.3 million for the six months ended June 30, 2006, as increases related to newly commissioned power plants, the purchase of The Geysers Assets and the consolidation of the Acadia project were more than offset by the effects of deconsolidating most of our Canadian and other foreign subsidiaries, and lower depreciation resulting from the impairment of certain of our operating power plants in the three months ended December 31, 2005.

During the six months ended June 30, 2006, we recorded non-cash impairment charges of $52.5 million primarily related to the Fox Energy Center for which a near-term sale is likely. No operating plant impairments were recorded during the six months ended June 30, 2005.

The decline in other cost of revenue resulted primarily from lower costs associated with the deconsolidation of TTS and non-recurrence of prior period transaction costs associated with a derivative contract at our Deer Park facility.

Gross profit improved by $98.9 million in the six months ended June 30, 2006, primarily because net mark-to-market activity was favorable by $60.3 million, plant operating expense was favorable by $29.8 million, depreciation expense was favorable by $11.3 million, operating lease expense was favorable by $8.7 million due primarily to the purchase of The Geysers Assets and termination of the operating lease for those facilities, royalty expense was favorable by $7.1 million and all-in realized spark spread was favorable by $3.1 million.

In the six months ended June 30, 2006, we recorded impairment charges of $67.6 million related primarily to turbine-generator equipment deemed likely to be disposed of by sale or auction in the second half of 2006. The $46.9 million charge in the comparable period in 2005 related to impairments on the Lone Oak, Towantic, Sherry and Hillabee development projects.

Interest expense decreased during the six months ended June 30, 2006 over the same period a year ago primarily due to discontinuing the accrual of interest expense related to debt instruments reclassified to LSTC, other than certain debt classified as LSTC on which interest was accrued in accordance with U.S. Bankruptcy Court orders, primarily the Second Priority Debt on which we continued to pay interest through June 30, 2006, pursuant to the Cash Collateral Order. This favorable variance was partially offset by less capitalized interest related to certain power plants entering commercial operations and project development activities winding down, prior year interest expense reclassified to discontinued operations, higher interest rates on floating rate debt, and interest on borrowings under the DIP Facility in the current period.

During the six months ended June 30, 2006, we recognized a loss of $18.1 on the repurchase of the First Priority Notes. During the comparable period in the prior year, we recorded an aggregate gain of $150.9 million primarily related to the repurchase of $560.4 million principal amount of senior notes.

Reorganization items of $953.3 million were recorded during the six months ended June 30, 2006, while no similar costs were incurred in the same period a year ago. Reorganization items represent direct and incremental costs related to our Chapter 11 filings, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated related to terminated contracts. The increase in reorganization items consisted primarily of the following:

•

On January 16, 2006, CES-Canada repudiated its tolling agreement with Calgary Energy Centre. Calpine Corporation had guaranteed CES-Canada’s performance under the tolling agreement. We recorded a non-cash charge of $232.5 million, which represents the estimated out-of-money value of the contract to CES-Canada on the repudiation date and the expected allowed claim from Calgary Energy Centre to Calpine Corporation under the guarantee.

•

The U.S. Debtors repudiated certain gas transportation and power transmission contracts in the quarter ended June 30, 2006. We believe that any claims resulting from the repudiation of these contracts will be treated as pre-petition general unsecured claims. Accordingly, we recorded a non-cash charge of $308.8 million as our current estimate of the expected allowed claim related to the repudiation of these contracts.

•

We closed the transaction for the rejection of certain of our leases related to the Rumford and Tiverton power plants. In connection with the lease rejections, we recorded a non-cash charge of $234.6 million which includes our current estimate of the expected allowed claim related to the lease rejections, the write-off of prepaid lease expense and certain fees and expenses related to the transaction.

•	We recorded $43.4 million of additional reorganization expense related to increases in certain LSTC items denominated in foreign currencies and governed by foreign law.
•	We incurred $68.0 million in professional service fees for legal, financial advisory, valuation and administrative services related to our Chapter 11 cases.
•	We incurred $29.1 million in origination fees and expenses related to our DIP Facility.

The tax benefit on pre-tax loss was unfavorable by $148.5 million in the six months ended June 30, 2006, compared to prior year, despite a larger pre-tax loss in 2006, due primarily to the establishment of additional valuation allowances on deferred tax assets.

Discontinued operations, net of tax was favorable by $88.1 million due to the non-recurrence of losses in 2005 driven by impairment charges on power plants held for sale at June 30, 2005, and subsequently disposed of in 2005.

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

•	Average plant operating expense per MWh. To assess trends in electric power plant operating expense or POX per MWh, we divide POX by actual MWh.

The table below shows the operating performance metrics for continuing operations discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands except hours in period, percentages, Heat Rate, price and cost information)
Operating Performance Metrics:
MWh generated	18,961	19,068	34,440	38,284
Average availability	90.4%	89.2%	91.1%	89.4%
Average baseload capacity factor:
Average total MW in operation	26,983	24,399	26,946	24,162
Less: Average MW of pure peakers	2,965	2,951	2,965	2,951
Average baseload MW in operation	24,018	21,448	23,981	21,211
Hours in the period	2,184	2,184	4,344	4,344
Potential baseload generation (MWh)	52,455	46,842	104,173	92,141
Actual total generation (MWh)	18,961	19,068	34,440	38,284
Less: Actual pure peakers’ generation (MWh)	278	371	364	600
Actual baseload generation (MWh)	18,683	18,697	34,076	37,684
Average baseload capacity factor	35.6%	39.9%	32.7%	40.9%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	8,551	8,658	8,684	8,591
Steam adjusted	7,275	7,310	7,253	7,235
Average all-in realized electric price:
Electricity and steam revenue	$1,207,479	$1,272,060	$2,227,470	$2,528,756
Spread on sales of purchased power for hedging and optimization	75,943	97,710	60,833	163,924
Revenue related to power generation in mark-to-market activity, net	42,991	74,514	86,172	74,514
Adjusted electricity and steam revenue	$1,326,413	$1,444,284	$2,374,475	$2,767,194
MWh generated	18,961	19,068	34,440	38,284
Average all-in realized electric price per MWh	$69.95	$75.74	$68.95	$72.28
Average cost of natural gas:
Fuel expense	$700,234	$891,946	$1,368,409	$1,768,745
Fuel cost elimination	2,980	1,700	6,026	4,935
Spread on sales of purchased gas for hedging and optimization	46,957	29,162	3,772	22,125
Fuel expense related to power generation in mark-to-market activity, net	30,893	54,489	76,298	54,489
Adjusted fuel expense	$781,064	$977,297	$1,454,505	$1,850,294
MMBtu of fuel consumed by generating plants	127,905	129,577	230,846	260,656
Average cost of natural gas per MMBtu	$6.11	$7.54	$6.30	$7.10
MWh generated	18,961	19,068	34,440	38,284
Average cost of adjusted fuel expense per MWh	$41.19	$51.25	$42.23	$48.33
Average spark spread:
Adjusted electricity and steam revenue	$1,326,413	$1,444,284	$2,374,475	$2,767,194
Less: Adjusted fuel expense	781,064	$977,297	$1,454,505	$1,850,294
Spark spread	$545,349	$466,987	$919,970	$916,900
MWh generated	18,961	19,068	34,440	38,284
Average spark spread per MWh	$28.76	$24.49	$26.71	$23.95
Average plant operating expense (POX) per actual MWh:
Plant operating expense (POX)	$194,622	$196,994	$345,325	$375,098
POX per actual MWh	$10.26	$10.33	$10.03	$9.80

Liquidity and Capital Resources

Currently, the Calpine Debtors continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts while a plan or plans of reorganization are developed. Accordingly, the matters described in this section may be significantly affected by our Chapter 11 cases and CCAA proceedings, and by the risks and other factors described in “Forward-Looking Statements,” including the risk factors included in Item 1A. “Risk Factors” included in our 2005 Form 10-K.

Ultimately, whether we will have sufficient liquidity from cash flow from operations and borrowings available under our DIP Facility sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in Chapter 11 will depend, to some extent, on whether our business plan is successful, including whether we are able to realize expected cost savings from implementing that plan, as well as the other factors noted in “Forward-Looking Statements” including the risk factors included in Item 1A. “Risk Factors” included in our 2005 Form 10-K.

As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with our DIP Facility agreement and the adequate assurance provisions of the Cash Collateral Order and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Chapter 11 Cases and Financing Activities

Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, we have entered into, and obtained U.S. Bankruptcy Court approval of, a $2.0 billion DIP Facility, which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. In addition, we have obtained U.S. Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) our cash management program (as described under “-- Cash Management” below), (ii) payments to our employees, vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts. In order to improve our liquidity position, we also expect to continue our efforts to reduce overhead and discontinue activities without compelling profit potential, particularly in the near term. In addition, development activities will continue to be further reduced, and we expect that certain power plants or other of our assets will be sold or that the agreements relating to certain of our facilities will be restructured, and that commercial operations may be suspended at certain of our power plants during our reorganization effort. See “— Rejection of Executory Contracts and Unexpired Leases” below for further details.

In general, we paid current interest on our First Priority Notes until they were repurchased, and we pay current interest on other debt of the Calpine Debtors that has been determined to be fully secured, made periodic cash interest payments pursuant to an order of the U.S. Bankruptcy Court through June 30, 2006, to the holders of Second Priority Debt of the Calpine Debtors and make payments of interest or principal, as applicable, on the debt of our subsidiaries that have not filed for protection under Chapter 11 or are subject to the CCAA proceedings. The Cash Collateral Order provides that the holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further interest to be paid. We do not generally pay interest or make other debt service payments on the debt of the Calpine Debtors classified as LSTC other than pursuant to applicable U.S. Bankruptcy Court orders (for example, pursuant to an order of the U.S. Bankruptcy

Court, we paid current interest on the Second Priority Debt until June 30, 2006). As a result, in the six months ended June 30, 2006, our actual interest payments to unrelated parties were less by $160.0 million, compared to contractually specified interest payments (at non-default rates). The $160.0 million is comprised of $44.8 million for the three months ended June 30, 2006, and $115.2 million for the three months ended March 31, 2006. The amount for the three months ended March 31, 2006, has been adjusted from the amount previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. Total annual contractual interest (at non-default rates) related to debt classified as LSTC is expected to be approximately $650 million for 2006.

We have initiated a comprehensive program designed to stabilize, improve and strengthen our power generation business and our financial health by reducing activities and curtailing expenditures in certain non-core areas and business units. As part of this program, we have begun to implement staff reductions of approximately 1,100 positions, or over one third of our pre-petition workforce, which is expected to be completed by the end of 2007. We expect that the staff reductions, together with non-core office closures and reductions in controllable overhead costs, will reduce annual operating costs by approximately $150 to $180 million, significantly improving our financial and liquidity positions. We estimate severance costs for the workforce reduction to be in the range of approximately $22 to $25 million.

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

DIP Facility.  On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving the $2.0 billion DIP Facility and removing its previously imposed limitation on our ability to borrow thereunder. The DIP Facility, which will remain in place until the earlier of an effective plan of reorganization or December 20, 2007, is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. The DIP Facility is secured by first priority liens on all of the unencumbered assets of the U.S. Debtors, including The Geysers Assets, and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving loan will be used, among other things, for working capital and other general corporate purposes.

The DIP Facility was amended on May 3, 2006, to, among other things, provide us with extensions of time to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006. Also in May 2006, the DIP Facility lenders consented to the use of borrowings under the DIP Facility to repay a portion of the First Priority Notes in accordance with the orders of the U.S. Bankruptcy Court.

In July 2006, the DIP Facility lenders consented to the assignment of certain PPAs by Broad River Energy, LLC, our subsidiary that leases the Broad River facility pursuant to a leveraged lease, to the owner-lessors of such facility in connection with a settlement agreement with the owner-lessors. The DIP Facility lenders also consented to Broad River’s granting to the owner-lessors a temporary security interest in the same PPAs until FERC approves the assignment. The July 2006 consent was conditioned upon the U.S. Bankruptcy Court’s approval of the settlement agreement with the owner-lessors, and the U.S. Bankruptcy Court approved the settlement agreement on June 27, 2006. FERC approval of the assignment of the PPAs is pending.

As of June 30, 2006, there was $998.3 million outstanding under the term loan facilities, nothing outstanding under the revolving loan facility, and $11.7 million of letters of credit were issued against the revolving loan facility. In May 2006 and June 2006, a portion of the funds drawn under the term loan facilities, together with approximately $409 million of restricted cash, plus accrued interest, were used to repay the remaining outstanding $646.1 million of our First Priority Notes.

Cash Management.  We have received U.S. Bankruptcy Court approval to continue to manage our cash in accordance with our pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain our existing bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine Corporation. Such cash management systems are subject to the requirements of the DIP Facility, Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant U.S. Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the U.S. Debtors (each of whom is a participant in the cash management system) became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all cash of the U.S. Debtors and certain other subsidiaries be maintained in a concentration account at Deutsche Bank Trust Company Americas, one of the DIP Facility agents.

Rejection of Executory Contracts and Unexpired Leases.  On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court’s decision to the United States Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006 and we have not yet received a decision. We can not determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and two of the PPAs are the subject of negotiated settlements. We continue to perform under the three PPAs that remain in effect. We can not presently determine the ultimate outcome of the pending court proceedings nor the market factors that will need to be considered in valuing the rejected contracts and therefore are unable to estimate the expected allowed claims related to these PPAs.

On February 6, 2006, we filed with the U.S. Bankruptcy Court, a notice of rejection of certain of our leases related to the Rumford Power Plant and the Tiverton Power Plant and noticed the proposed surrender of the two plants to their owner-lessor. The owner-lessor declined to take possession and control of the plants at that time and certain objections to the rejection notice and other opposing pleadings were filed by various interested parties. After negotiations with the indenture trustee related to the two leasehold properties, on May 18, 2006, we filed a motion with the U.S. Bankruptcy Court seeking approval of the terms and conditions of a transition agreement to be entered into between us, the indenture trustee and a receiver for certain assets of the owner-lessor to be appointed on a motion filed with the SDNY Court by the indenture trustee. A receiver was appointed by the SDNY Court on June 6, 2006, and on June 9, 2006, the U.S. Bankruptcy Court approved the transition agreement and the effective date of the rejection of the leases. On June 23, 2006, we closed the transaction contemplated in the transition agreement and the receiver now has possession and control of the Rumford and Tiverton power plants, as well as the ancillary assets related to the power plants transferred under the transition agreement. In connection with the lease rejections, we recorded a non-cash charge of $234.6 million which includes our current estimate of the expected allowed claim related to the lease rejections, the write-off of prepaid lease expense and certain fees and expenses related to the transaction. The amount is reported as a reorganization item in our Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006, and the portion representing the expected allowed claim is included in liabilities subject to compromise in the Consolidated Condensed Balance Sheet at June 30, 2006. After our evaluation of the Rumford and Tiverton power plants and based on the fact that we will continue to have significant revenue activity in the market in which they participate, we determined that the losses related to the lease rejections and historical results of operations of the Rumford and Tiverton power plants should not be reported as discontinued operations.

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Beginning cash and cash equivalents	$785,637	$718,023
Net cash provided by (used in):
Operating activities	(203,686)	(239,259)
Investing activities	(46,698)	(958,635)
Financing activities	308,849	1,124,721
Effect of exchange rates changes on cash and cash equivalents, including discontinued operations cash	-	(8,897)
Net increase (decrease) in cash and cash equivalents including discontinued operations cash	58,465	(82,070)
Change in discontinued operations cash classified as current assets held for sale	-	255
Net increase (decrease) in cash and cash equivalents	$58,465	$(81,815)
Ending cash and cash equivalents	$844,102	$636,208

Operating activities for the six months ended June 30, 2006, used net cash of $203.7 million, as compared to a use of $239.3 million for the same period in 2005. In the first half of 2006, there was a $67.2 million use of funds from net changes in operating assets and liabilities, primarily due to a decrease in accounts payable, liabilities subject to compromise and accrued expenses of $268.5 million and an increase in other assets of $74.1 million, offset by decreases in accounts receivable of $122.2 million, other current assets of $74.6 million, as well as increases in other liabilities of $78.6 million.

Operating activities for the six months ended June 30, 2005, used net cash of $239.3 million. In the first six months of 2005 there was a $51.3 million use of funds from net changes in operating assets and liabilities comprised of a decrease in accounts payable and accrued expenses of $112.9 million, and an increase in net margin deposits posted to support CES contracting activity of $36.9 million. This was offset by decreases in accounts receivable of $57.7 million and inventory of $37.6 million.

Investing activities for the six months ended June 30, 2006, used net cash of $46.7 million, as compared to consuming $958.6 million in the same period of 2005. The purchase of The Geysers Assets from the lessor was completed in 2006, which used $266.8 million in cash. Capital expenditures, including capitalized interest, for the completion of our power facilities decreased from $539.6 million in 2005 to $120.2 million in 2006. Investing activities in the first six months of 2006 also reflected a use of funds of $91.6 million from derivatives not designated as hedges, as well as a $21.0 million advance to a joint venture. These uses of funds were offset by a $402.9 million decrease in restricted cash, as well as proceeds of $38.0 million from disposal of investments, net of holdbacks. Investing activities in 2005 reflected a $21.6 million source of funds from derivatives not designated as hedges, offset by a $433.2 million increase in restricted cash.

Financing activities for the six months ended June 30, 2006, provided $308.8 million as compared to $1,124.7 million for the same period in 2005. Funds provided were primarily borrowings from the Company’s DIP Facility of $1,150.0 million and CalGen revolver and project borrowings of $171.3 million. These sources were offset by $31.0 million of financing costs primarily related to the DIP Facility and repayments of: $646.1 million of First Priority Notes, $176.8 million of DIP Facility borrowings, $89.7 million of notes payable, $58.5 million of CalGen revolver and project borrowings and $4.7 million of preferred interests.

Negative Working Capital — At June 30, 2006, we had negative working capital of $4.2 billion which is primarily due to defaults under certain of our indentures and other financing instruments requiring us to record approximately $5.3 billion of debt as current that otherwise would have been recorded as long-term. Generally, we are seeking waivers or other resolutions with respect to the defaults in the case of Non-Debtor entities. With respect to the Calpine Debtor entities, such obligations may have been accelerated due to such defaults, but generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date are stayed in accordance with the Bankruptcy Code or orders of the Canadian Court, as applicable, while the Calpine Debtors continue their business operations as debtors-in-possession.

Letter of Credit Facilities — At June 30, 2006 and December 31, 2005, we had approximately $235.7 million and $370.3 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities.

Commodity Margin Deposits and Other Credit Support — As of June 30, 2006 and December 31, 2005, to support commodity transactions, we had margin deposits with third parties of $157.7 million and $287.5 million, respectively; we had gas and power prepayment balances of $91.6 million and $103.2 million, respectively; and had letters of credit outstanding of $2.9 million and $88.1 million, respectively. Counterparties had deposited with us $13.7 million and $27.0 million as margin deposits at June 30, 2006 and December 31, 2005, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

Asset Sales — On March 3, 2006, pursuant to the Cash Collateral Order, we, together with the Committees agreed, in consultation with the indenture trustee for our First Priority Notes, on the designation of nine projects that, absent the consent of such Committees or unless ordered by the U.S. Bankruptcy Court, may not receive funding, other than certain limited amounts that were agreed to by us and the committees in consultation with the First Priority Notes trustee. On May 17, 2006, an additional five projects were added to this list. The 14 designated projects are: Acadia Energy Center, Aries Energy Center, Clear Lake Power Plant, Dighton Power Plant, Fox Energy Center, Pryor Power Plant, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center, Hog Bayou Energy Center, Rumford Power Plant, Santa Rosa Energy Center, Texas City Power Plant, and Tiverton Power Plant. In accordance with the Cash Collateral Order, it is possible that additional power plants will be added (or certain of the listed plants may be removed) as designated projects. As discussed in Note 2 of the Notes to Consolidated Condensed Financial Statements, in June 2006, the U.S. Bankruptcy Court approved the necessary agreements allowing for the rejection of the Rumford and Tiverton leases and the transition of those power plants to a receiver of certain assets of the owner-lessor. Additionally, we have entered into a non-binding letter of intent to sell our leasehold interest in the Fox Energy Center, and have entered into an agreement to sell the Dighton project assets subject to auction procedures established by the U.S. Bankruptcy Court. We have not yet determined what actions we will take with respect to the other power plants; however, it is possible that we could seek to sell our interests in those facilities or, as applicable, reject the related leases. Such actions could result in additional impairment charges that could be material to our financial condition and results of operations in any given period.

On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year’s time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded an impairment charge of $41.3 million for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss was recognized on this sale.

Debt, Lease and Indenture Covenant Compliance — See Note 7 of the Notes to Consolidated Condensed Financial Statements for compliance information.

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

The following table sets forth selected balance sheet information of Calpine Corporation and restricted subsidiaries and of such unrestricted subsidiaries at June 30, 2006, and selected income statement information for the six months ended June 30, 2006 (in thousands):

	Calpine Corporation and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Total
Assets	$19,088,616	$351,033	$—	$19,439,649
Liabilities not subject to compromise	$10,862,442	$201,791	$—	$11,064,233
Liabilities subject to compromise	$14,935,141	$28,585	$—	$14,963,726
Total revenue	2,947,581	1,366	(1,381)	2,947,566
Total cost of revenue	(2,684,565)	(5,499)	3,594	(2,686,470)
Equipment, development project and other impairments	(67,631)	—	—	(67,631)
Interest income	34,906	4,618	—	39,524
Interest (expense)	(585,750)	(6,102)	—	(591,852)
Reorganization items	(953,320)	(1)	—	(953,321)
Other	(94,576)	(442)	—	(95,018)
Net income (loss)	$(1,403,355)	$(6,060)	$2,213	$(1,407,202)

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. At June 30, 2006, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, Calpine Energy Management, L.P., CES GP, LLC, PCF, PCF III, Calpine Northbrook Energy Marketing, LLC, CNEM Holdings, LLC, GEC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Fox Holdings, LLC, Calpine Fox LLC, Calpine Deer Park Partner, LLC, Calpine Deer Park, LLC, Deer Park Energy Center Limited Partnership, CCFC Preferred Holdings, LLC and Metcalf Energy Center, LLC.

Summary of Key Activities for the Three Months Ended June 30, 2006

Finance — Repurchases and Extinguishments:

Date	Amount	Description
5/18/06- 6/08/06	$646.1 million	Repay the remaining outstanding $646.1 million of our First Priority Notes, plus accrued interest

Asset Sales:

Date	Description
4/18/06	Complete the sale of our 45% interest in Valladolid for $42.9 million, less a 10% holdback and transaction fees

Other:

Date	Description
4/04/06

Announce certain power plants in operation or under construction are no longer considered to be core operations and evaluation of all assets continues to determine optimal course of action, including possible restructuring of agreements or sale of assets

5/16/06	Kevin G. McMahon named Senior Vice President – Internal Audit

5/17/06	Designate the following five projects as projects that may not receive funding: Acadia Energy Center, Aries Energy Center, Hog Bayou Energy Center, Pryor Power Plant and Santa Rosa Energy Center

5/30/06	Thomas N. May named Executive Vice President and President of Calpine Merchant Services Company

6/01/06	Announce designation of Morgan Energy Center as a Star Worksite, highest level of recognition, under the Voluntary Protection Program of OSHA

6/12/06	Appointment of Glen H. Hiner to the Board of Directors

6/14/06	Execute a non-binding letter of intent with SDG&E to revise the previously approved PPA and to include put and call options for the sale of Otay Mesa Energy Center after 10 years of operations

6/21/06	Announce Gregory L. Doody named Executive Vice President, General Counsel and Secretary

6/26/06	John R. Moore named Senior Vice President – Human Resources

California Power Market

The volatility in the California power market from mid-2000 through mid-2001 produced significant unanticipated results. The unresolved issues arising in that market, where 42 of our 93 power plants are located, could adversely affect our performance. See Note 14 of the Notes to Consolidated Condensed Financial Statements for a further discussion.

Financial Market Risks

As we are primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

The change in fair value of outstanding commodity derivative instruments from January 1, 2006, through June 30, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006	$(439,814)
(Gains) losses recognized or otherwise settled during the period	82,835
Fair value attributable to new contracts	9,655
Changes in fair value attributable to price movements	47,292
Terminated derivatives	9,624
Fair value of contracts outstanding at June 30, 2006(1)	$(290,408)

____________

(1)	Net commodity derivative liabilities reported in Note 9 of the Notes to Consolidated Condensed Financial Statements.

The fair value of outstanding derivative commodity instruments at June 30, 2006, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2006	2007-2008	2009-2010	After 2010	Total
Prices actively quoted	$(18,313)	$1,205	$—	$—	$(17,108)
Prices provided by other external sources.	(67,562)	(126,116)	(83,755)	—	(277,433)
Prices based on models and other valuation methods	—	511	3,622	—	4,133
Total fair value	$(85,875)	$(124,400)	$(80,133)	$—	$(290,408)

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

The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at June 30, 2006, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality (Based on Standard & Poor’s Ratings as of June 30, 2006)	2006	2007-2008	2009-2010	After 2010	Total
Investment grade	$(82,959)	$(124,366)	$(80,133)	$—	$(287,458)
Non-investment grade	(7,825)	(34)	—	—	(7,859)
No external ratings	4,909	—	—	—	4,909
Total fair value	$(85,875)	$(124,400)	$(80,133)	$—	$(290,408)

The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

	Fair Value	Fair Value After 10% Adverse Price Change
At June 30, 2006:
Electricity	$(340,522)	$(499,539)
Natural gas	50,114	37,063
Total	$(290,408)	$(462,476)

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

Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of June 30, 2006 (dollars in thousands):

Variable to Fixed Swaps

Maturity Date	Notional Principal Amount	Weighted Average Interest Rate (Pay)	Weighted Average Interest Rate (Receive)	Fair Market Value
2007	$53,241	4.5%	3-month US$LIBOR	$1,549
2007	282,179	4.5%	3-month US$LIBOR	7,825
2009	36,769	4.4%	3-month US$LIBOR	1,011
2009	184,483	4.4%	3-month US$LIBOR	5,072
2009	50,000	4.8%	3-month US$LIBOR	1,027
2011	45,451	4.9%	3-month US$LIBOR	1,580
2011	43,000	4.8%	3-month US$LIBOR	1,417
2011	21,500	4.8%	3-month US$LIBOR	709
2011	22,726	4.9%	3-month US$LIBOR	790
2011	22,726	4.9%	3-month US$LIBOR	790
2011	21,500	4.8%	3-month US$LIBOR	709
2011	22,726	4.9%	3-month US$LIBOR	790
2011	21,500	4.8%	3-month US$LIBOR	709
2012	94,878	6.5%	3-month US$LIBOR	(3,241)
2016	19,410	7.3%	3-month US$LIBOR	(1,625)
2016	12,940	7.3%	3-month US$LIBOR	(1,080)
2016	38,820	7.3%	3-month US$LIBOR	(3,239)
2016	25,880	7.3%	3-month US$LIBOR	(2,159)
2016	32,350	7.3%	3-month US$LIBOR	(2,699)
	$1,052,079	5.5%		$9,935

Certain of our interest rate swaps were designated as cash flow hedges of debt instruments that became subject to compromise as a result of our Chapter 11 filings beginning on the Petition Date. Consequently, such interest rate swaps no longer were effective hedges and we began to recognize changes in their fair value through earnings rather than through OCI.

The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in thousands). Given our net variable to fixed portfolio position, a 100 basis point decrease would adversely impact our portfolio as follows:

Net Fair Value as of June 30, 2006	Fair Value After a 1.0% (100 Basis Points) Adverse Interest Rate Change
$9,935	$(24,869)

Variable Rate Debt Financing — We have used debt financing to meet the significant capital requirements needed to fund our growth. Certain debt instruments related to our non-debtor entities and debt instruments not considered subject to compromise at June 30, 2006, may affect us adversely because of changes in market conditions. Our variable rate financings are indexed to base rates, generally LIBOR, as shown below. Significant LIBOR increases could have a negative impact on our future interest expense.

The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of June 30, 2006. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in thousands):

	July- December 2006	2007	2008	2009	2010	Thereafter	Fair Value June 30, 2006
3-month US$LIBOR weighted average interest rate basis(3)
Riverside Energy Center project financing	$1,843	$3,685	$3,685	$3,685	$3,685	$336,868	$353,451
Rocky Mountain Energy Center project financing	1,325	2,649	2,649	2,649	2,649	232,627	244,548
Total of 3-month US$LIBOR rate debt	3,168	6,334	6,334	6,334	6,334	569,495	597,999
1-month US$LIBOR interest rate basis (3)
Freeport Energy Center, LP project financing	—	3,160	2,904	2,567	2,794	193,073	204,498
Mankato Energy Center, LLC project financing	—	2,803	2,892	2,485	2,296	180,345	190,821
Total of 1-month US$LIBOR interest rate	—	5,963	5,796	5,052	5,090	373,418	395,319
(1)(3)
Metcalf Energy Center, LLC preferred interest	—	—	—	—	155,000	—	155,000
Third Priority Secured Floating Rate Notes Due 2011 (CalGen)	—	—	—	—	—	680,000	717,400
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC)	—	—	—	—	—	410,024	410,024
CCFC Preferred Holdings, LLC preferred interest	—	—	—	—	—	300,000	300,000
Total of variable rate debt as defined at (1) below	—	—	—	—	155,000	1,390,024	1,582,424
(2)(3)
Blue Spruce Energy Center project financing	1,875	3,750	3,750	3,750	3,750	77,645	94,520
Total of variable rate debt as defined at (2) below	1,875	3,750	3,750	3,750	3,750	77,645	94,520
(4)(3)
First Priority Secured Floating Rate Notes Due 2009 (CalGen)	—	1,175	2,350	231,475	—	—	240,288
First Priority Secured Institutional Term Loans Due 2009 (CalGen)	—	3,000	6,000	591,000	—	—	600,000
First Priority Senior Secured Institutional Term Loan Due 2009 (CCFC)	1,604	3,208	3,208	365,750	—	—	373,770
Second Priority Secured Institutional Floating Rate Notes Due 2010 (CalGen)	—	—	3,200	6,400	624,439	—	660,986
Second Priority Secured Term Loans Due 2010 (CalGen)	—	—	500	1,000	97,569	—	99,069
Metcalf Energy Center, LLC project financing	—	—	—	—	100,000	—	100,000
DIP First Priority Term Loan	1,750	396,500	—	—	—	—	398,250
DIP Second Priority Term Loan	—	600,000	—	—	—	—	600,000
Total of variable rate debt as defined at (4) below	3,354	1,003,883	15,258	1,195,625	822,008	—	3,072,363
(5)(4)
Contra Costa	161	168	179	190	202	1,217	2,117
Total of variable rate debt as defined at (5) below	161	168	179	190	202	1,217	2,117
Grand total variable-rate debt instruments	$8,558	$1,020,098	$31,317	$1,210,951	$992,384	$2,411,799	$5,744,742

____________

(1)	British Bankers Association LIBOR Rate for deposit in U.S. dollars for a period of six months.
(2)	British Bankers Association LIBOR Rate for deposit in U.S. dollars for a period of three months.
(3)	Actual interest rates include a spread over the basis amount.
(4)	Choice of 1-month US$LIBOR, 2-month US$LIBOR, 3-month US$LIBOR, 6-month US$LIBOR, 12-month US$LIBOR or a base rate.
(5)	Bankers Acceptance Rate.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See “Financial Market Risks” in Item 2.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2005, management identified a material weakness related to the controls over accounting for income taxes that was discussed in Item 9A. of our 2005 Form 10-K. During 2006, we have taken steps necessary to begin the remediation of this material weakness.

Our senior management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Because the process of remediating the aforementioned material weakness is not complete, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective. We continue to perform additional analysis and post-closing procedures to ensure our consolidated financial statements are prepared and presented in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The certificates required by this item are filed as Exhibits 31.1 and 31.2 to this Form 10-Q.

Personnel Developments at CMSC

During the second quarter, we experienced resignations of key personnel in the operational areas of our risk management and trading organization, CMSC. The risk created by turnover in our CMSC organization primarily affected our ability to ensure the completeness and accuracy of commodity price curve information. We believe that risks created by the turnover are mitigated by the reduced hedging, optimization and structured transaction volumes we have had since our Chapter 11 filing, by the addition of key management personnel and by processes that we put in place to address the completeness and accuracy risks, as discussed below:

•	We named a new President of CMSC (Executive Vice President of Calpine) on May 30, 2006;
•	Our Senior Vice President, Commodity Structuring and Valuation rejoined CMSC as of June 29, 2006; and
•	Additionally, we named additional members of CMSC senior management in mid-July of 2006 in the areas of structured finance and strategy, origination, trading and merchant services.
•	We performed additional confirmations of volumetric and pricing information associated with our structured deals;
•	We increased scrutiny of accounting data related to purchases and sales of gas and power; and

•	We use newly designed system tools to check price curves for accuracy and comparability to external price quotes.

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

Our remediation efforts include the following:

•

Implementing software to perform the tax depreciation, supporting book to tax reconciliations and valuation allowance computations. This software will be run parallel with the tax calculations during 2006;

•	Implemented quarterly meetings between the Tax and Accounting Departments to ensure timely performance of book-tax reconciliations;
•	Implemented consistent terminology related to fixed asset transactions types in the accounting system to ensure effective conversion of accounting data for use in the tax calculation; and
•	Hired a Director of Federal Income Tax Accounting.

Additionally, we are implementing tax provision software to aid in performing the tax provision calculation. This software will be run parallel with the tax calculation during 2006. We continue to monitor the effectiveness of the tax controls and procedures and will make any additional changes that management deems appropriate. We will not be able to conclude that this material weakness has been successfully remediated until management’s testing and assessment demonstrates the controls have operated effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2006, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 3.  Defaults Upon Senior Securities.

See Note 7 of the Notes to Consolidated Condensed Financial Statements for a description of defaults under our indebtedness, as well as our Current Report on Form 8-K filed on December 23, 2005.

See also Note 8 of the Notes to Consolidated Condensed Financial Statements for our liabilities subject to compromise, which sets forth the amounts of our indebtedness classified as LSTC. We are no longer paying current interest on any LSTC other than pursuant to applicable U.S. Bankruptcy Court orders (for example, pursuant to an order of the U.S. Bankruptcy Court, we paid current interest on the Second Priority Debt until June 30, 2006). That order provides that the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further interest to be paid. We continue to make current payments of interest and, if applicable, principal on all debt of Non-U.S. Debtor entities, including debt under which there are defaults.

Item 6.  Exhibits.

(a)  Exhibits

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description

3.1.1

Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004 (incorporated by reference to Exhibit 3.1 to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004).

3.1.2

Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005 (incorporated by reference to Exhibit 3.1.2 to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2005, filed with the SEC on August 9, 2005).

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002).

4.1.1

Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

4.1.2

Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

4.1.3

Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number	Description

4.1.4

Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.1.5

Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.1.6

Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.1.7

Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

4.1.8

Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

4.1.9

Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

10.1	DIP Financing Agreements.

10.1.1.1

$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.1.2

First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit
Number	Description

10.1.1.3

Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.(*)

10.1.2

Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2	Financing and Term Loan Agreements.

10.2.1.1

Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

10.2.1.2

Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

10.2.1.3

Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.2.1.4

Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.2.1.5

Amendment No. 4 to the Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit
Number	Description

10.2.1.6

Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2.1.7

Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

10.2.1.8

Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

10.2.1.9

Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2

Certification of the Executive Vice President, Chief Financial Officer and Chief Restructuring Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1

Certification of Chief Executive Officer and Executive Vice President, Chief Financial Officer and Chief Restructuring Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

____________

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ SCOTT J. DAVIDO
Scott J. Davido
Executive Vice President,
Chief Financial Officer and
Chief Restructuring Officer

Date: August 14, 2006

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Senior Vice President,
Corporate Controller and
Chief Accounting Officer

Date: August 14, 2006

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description

3.1.1

Amended and Restated Certificate of Incorporation of the Company, as amended through June 2, 2004 (incorporated by reference to Exhibit 3.1 to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2004, filed with the SEC on August 9, 2004).

3.1.2

Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2005 (incorporated by reference to Exhibit 3.1.2 to Calpine Corporation’s Quarterly Report on Form 10-Q dated June 30, 2005, filed with the SEC on August 9, 2005).

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to Calpine Corporation’s Annual Report on Form 10-K dated December 31, 2001, filed with the SEC on March 29, 2002).

4.1.1

Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

4.1.2

Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

4.1.3

Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number	Description

4.1.4

Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.1.5

Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.1.6

Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.1.7

Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

4.1.8

Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

4.1.9

Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.(*)

10.1	DIP Financing Agreements.

10.1.1.1

$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.1.1.2

First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit
Number	Description

10.1.1.3

Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.(*)

10.1.2

Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2	Financing and Term Loan Agreements.

10.2.1.1

Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

10.2.1.2

Amendment No. 1 to the Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to Calpine Corporation’s Quarterly Report on Form 10-Q dated September 30, 2003, filed with the SEC on November 13, 2003).

10.2.1.3

Amendment No. 2 to the Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.2.1.4

Amendment No. 3 to the Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.2.1.5

Amendment No. 4 to the Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit
Number	Description

10.2.1.6

Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2.1.7

Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

10.2.1.8

Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

10.2.1.9

Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger.(*)

31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

31.2

Certification of the Executive Vice President, Chief Financial Officer and Chief Restructuring Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1

Certification of Chief Executive Officer and Executive Vice President, Chief Financial Officer and Chief Restructuring Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

____________

(*)	Filed herewith.