Form 10-K
period 2006-12-31
CALPINE CORP
filed 2007-03-14
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-12079

Calpine Corporation
(A Delaware Corporation)

I.R.S. Employer Identification No. 77-0212977

50 West San Fernando Street, San Jose, California 95113
717 Texas Avenue, Houston, Texas 77002
Telephone: (408) 995-5115

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Calpine Corporation Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 524,189,920 shares of common stock, par value $.001, were outstanding as of March 9, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $221.9 million.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

FORM 10-K

ANNUAL REPORT
For the Year Ended December 31, 2006

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	25
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	38
Item 3.	Legal Proceedings	38
Item 4.	Submission of Matters to a Vote of Security Holders	38

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82

PART III
Item 10.	Directors and Executive Officers of the Registrant	82
Item 11.	Executive Compensation	86
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	106
Item 13.	Certain Relationships and Related Transactions, and Director Independence	107
Item 14.	Principal Accounting Fees and Services	109

PART IV
Item 15.	Exhibits, Financial Statement Schedules	110
Signatures and Power of Attorney		127
Index to Consolidated Financial Statements and Other Information		129
EXHIBIT 3.1
EXHIBIT 4.13.8
EXHIBIT 4.23.39
EXHIBIT 4.23.40
EXHIBIT 10.1.1.6
EXHIBIT 10.1.1.7
EXHIBIT 10.5.2.2
EXHIBIT 10.5.2.3
EXHIBIT 10.5.3.1
EXHIBIT 10.5.3.2
EXHIBIT 10.5.11
EXHIBIT 10.5.12
EXHIBIT 10.5.13
EXHIBIT 10.5.14
EXHIBIT 10.5.15
EXHIBIT 10.5.16
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

i

DEFINITIONS

The abbreviations contained in this Report have the meanings set forth below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. For clarification, such terms will not include the Canadian and other foreign subsidiaries that were deconsolidated as of the Petition Date, as a result of the filings by the Canadian Debtors under the CCAA in the Canadian Court. The term “Calpine Corporation” shall refer only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

Abbreviation	Definition

2005 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006
2014 Convertible Notes	Calpine Corporation’s Contingent Convertible Notes Due 2014
2015 Convertible Notes	Calpine Corporation’s 7 3/4% Contingent Convertible Notes Due 2015
2023 Convertible Notes	Calpine Corporation’s 4 3/4% Contingent Convertible Senior Notes Due 2023
345(b) Waiver Order	Order, dated May 4, 2006, pursuant to Section 345(b) of the Bankruptcy Code authorizing continued use of existing investment guidelines and continued operation of certain bank accounts
401(k) Plan	Calpine Corporation Retirement Savings Plan
Acadia PP	Acadia Power Partners, LLC
AELLC	Androscoggin Energy LLC
AICPA	American Institute of Certified Public Accountants
AlixPartners	AlixPartners LLP
AOCI	Accumulated Other Comprehensive Income
AP Services	AP Services, LLC
APB	Accounting Principles Board
Aries	MEP Pleasant Hill, LLC
ASC	Aircraft Services Corporation, an affiliate of General Electric Capital Corporation
Auburndale PP	Auburndale Power Partners, L.P.
Bankruptcy Code	U.S. Bankruptcy Code
Bankruptcy Courts	U.S. Bankruptcy Court and Canadian Court
Bcf	Billion cubic feet
Bcfe	Billion cubic feet equivalent
BLM	Bureau of Land Management of the U.S. Department of the Interior
Btu(s)	British thermal unit(s)
CAA	Federal Clean Air Act of 1970
CAIR	Clean Air Interstate Rule
CAISO	California Independent System Operator
Calgary Energy Centre	Calgary Energy Centre Limited Partnership
CalGen	Calpine Generating Company, LLC, formerly Calpine Construction Finance Company II LLC
CalGen First Lien Debt	$235,000,000 First Priority Secured Floating Rate Notes Due 2009, issued by CalGen and CalGen Finance; $600,000,000 First Priority Secured Institutional Terms Loans Due 2009, issued by CalGen; $200,000,000 First Priority Revolving Loans

Abbreviation	Definition

CalGen First Priority Revolving Loans	$200,000,000 First Priority Revolving Loans issued on or about March 23, 2004, pursuant to that Amended and Restated Agreement, among CalGen, the guarantors party thereto, the lenders party thereto, The Bank of Nova Scotia, as administrative agent, L/C Bank, lead arranger and sole bookrunner, Bayerische Landesbank, Cayman Islands Branch, as arranger and co-syndication agent, Credit Lyonnais, New York Branch, as arranger and co-syndication agent, ING Capital LLC, as arranger and co-syndication agent, Toronto Dominion (Texas) Inc., as arranger and co-syndication agent, and Union Bank of California, N.A., as arranger and co-syndication agent
CalGen Second Lien Debt	$640,000,000 Second Priority Secured Floating Rate Notes Due 2010, issued by CalGen and CalGen Finance; $100,000,000 Second Priority Secured Term Loans Due 2010 issued by CalGen
CalGen Secured Debt	Collectively, the CalGen First Lien Debt, the CalGen First Priority Revolving Loans, the CalGen Second Lien Debt and the CalGen Third Lien Debt
CalGen Third Lien Debt	$680,000,000 Third Priority Secured Floating Rate Notes Due 2011, issued by CalGen and CalGen Finance; and $150,000,000 11.5% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance
Calpine Debtor(s)	U.S. Debtors and Canadian Debtors
Calpine Jersey II	Calpine European Funding (Jersey) Limited
CalPX	California Power Exchange
CalPX Price	CalPX zonal day-ahead clearing price
Canadian Court	Court of Queen’s Bench of Alberta, Judicial District of Calgary
Canadian Debtor(s)	Subsidiaries and affiliates of Calpine Corporation that have been granted creditor protection under the CCAA in the Canadian Court
Cash Collateral Order	Second Amended Final Order of the U.S. Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006 as modified by orders entered by the U.S. Bankruptcy Court on June 21, 2006, July 12, 2006, October 25, 2006, November 15, 2006, December 20, 2006, December 28, 2006, and January 17, 2007
CCAA	Companies’ Creditors Arrangement Act (Canada)
CCFC	Calpine Construction Finance Company, L.P.
CCFCP	CCFC Preferred Holdings, LLC
CCNG	Calpine Canada Natural Gas Partnership
CCRC	Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.
CDWR	California Department of Water Resources
CEC	California Energy Commission
CEM	Calpine Energy Management, L.P.
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act, as amended, also called ‘‘Superfund”
CES	Calpine Energy Services, L.P.
CES-Canada	Calpine Energy Services Canada Partnership
CGCT	Calpine Greenfield Commercial Trust
Chapter 11	Chapter 11 of the Bankruptcy Code

Abbreviation	Definition

Chubu	Chubu Electric Power Company, Inc.
CIP	Construction in Progress
Cleco	Cleco Corp.
CNGLP	Calpine Natural Gas L.P.
CNGT	Calpine Natural Gas Trust
CO2	Carbon dioxide
Collateral Trustee	The Bank of New York as collateral trustee for holders of First Priority Notes and Second Priority Debt
Committees	Creditors’ Committee, Equity Committee, and Ad Hoc Committee of Second Lien Holders of Calpine Corporation
Company	Calpine Corporation, a Delaware corporation, and subsidiaries
Creditors’ Committee	Official Committee of Unsecured Creditors of Calpine Corporation
CPIF	Calpine Power Income Fund
CPLP	Calpine Power, L.P.
CPSI	Calpine Power Services, Inc.
CPUC	California Public Utilities Commission
Creed	Creed Energy Center, LLC
DB London	Deutsche Bank AG London
Deer Park	Deer Park Energy Center Limited Partnership
DIG	Derivatives Implementation Group
DIP	Debtor-in-possession
DIP Facility	Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as Sub-Agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the First Priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the Second Priority Lenders
EEI	Edison Electric Institute
EIA	Energy Information Administration of the Department of Energy
EITF	Emerging Issues Task Force
Enron	Enron Corp.
EOB	California Electricity Oversight Board
EPA	U.S. Environmental Protection Agency
EPAct 1992	Energy Policy Act of 1992
EPAct 2005	Energy Policy Act of 2005
EPS	Earnings per share

Abbreviation	Definition

Equity Committee	Official Committee of the Equity Security Holders of Calpine Corporation
ERC(s)	Emission reduction credit(s)
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act
ESA	Energy Services Agreement
ESPP	2000 Employee Stock Purchase Plan
EWG(s)	Exempt wholesale generator(s)
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFIC	Fireman’s Fund Insurance Company
FIN	FASB Interpretation Number
FIN 46-R	FIN 46, as revised
FIP	Federal implementation plan
First Priority Notes	Calpine Corporation’s 9 5/8% First Priority Senior Secured Notes Due 2014
First Priority Trustee	Until February 2, 2006, Wilmington Trust Company, as trustee, and from February 3, 2006, and thereafter, Law Debenture Trust Company of New York, as successor trustee, under the Indenture, dated as of September 30, 2004, with respect to the First Priority Notes
FPA	Federal Power Act
FRCC	Florida Reliability Coordinating Council
Freeport	Freeport Energy Center, LP
FUCO(s)	Foreign Utility Company(ies)
GAAP	Generally accepted accounting principles
GE	General Electric International, Inc.
GEC	Gilroy Energy Center, LLC
General Electric	General Electric Company
Geysers Assets	19 geothermal power plant assets located in northern California
GHG	Greenhouse gases
Gilroy	Calpine Gilroy Cogen, L.P.
Gilroy 1	Calpine Gilroy 1, Inc.
Goose Haven	Goose Haven Energy Center, LLC
GPC	Geysers Power Company, LLC
Greenfield LP	Greenfield Energy Centre LP
Harbert Convertible Fund	Harbert Convertible Arbitrage Master Fund, L.P.
Harbert Distressed Fund	Harbert Distressed Investment Master Fund, Ltd.
Heat Rate	A measure of the amount of fuel required to produce a unit of electricity
HIGH TIDES I and II	Collectively, the 5 3/4% Convertible Preferred Securities, Remarketable Term Income Deferrable Equity Securities issued by Calpine Capital Trust, and 5 1/2% Convertible Preferred Securities, Remarketable Term Income Deferrable Equity Securities issued by Calpine Capital Trust II
HIGH TIDES III	5% Convertible Preferred Securities, Remarketable Term Income Deferrable Equity Securities issued by Calpine Capital Trust III

v

Abbreviation	Definition

ICT	Independent Coordinator of Transmission
IP	International Paper Company
IPP(s)	Independent power producer(s)
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ISO NE	ISO New England
King City Cogen	Calpine King City Cogen, LLC
KWh	Kilowatt hour(s)
LCRA	Lower Colorado River Authority
LDC(s)	Local distribution company(ies)
LIBOR	London Inter-Bank Offered Rate
LNG	Liquid natural gas
LSTC	Liabilities Subject to Compromise
LTSA	Long Term Service Agreement
Mankato	Mankato Energy Center, LLC
MBR Company	Company with authority from FERC to make wholesale sales of power at market-based rates
Metcalf	Metcalf Energy Center, LLC
MISO	Midwest ISO
Mitsui	Mitsui & Co., Ltd.
MLCI	Merrill Lynch Commodities, Inc.
MMBtu	Million Btu
MMcfe	Million net cubic feet equivalent
Moapa	Moapa Energy Center, LLC
Morris	Morris Energy Center
MRO	Midwest Reliability Organization
MRTU	CAISO’s Market Redesign and Technology Upgrade
MW	Megawatt(s)
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
Ninth Circuit Court of Appeals	U.S. Court of Appeals for the Ninth Circuit
NERC	North American Electric Reliability Council
NGA	Natural Gas Act
NGPA	Natural Gas Policy Act
NOL	Net operating loss
Non-Debtor(s)	Subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors
Non-U.S. Debtor(s)	Consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)
Northern District Court	U.S. District Court for the Northern District of California
NOx	Nitrogen oxide
NPC	Nevada Power Company
NPCC	Northeast Power Coordinating Council
NYISO	New York ISO

Abbreviation	Definition

NYSE	New York Stock Exchange
O&M	Operations and maintenance
OCI	Other Comprehensive Income
OMEC	Otay Mesa Energy Center, LLC
Oneta	Oneta Energy Center
Ontelaunee	Ontelaunee Energy Center
OPA	Ontario Power Authority
Panda	Panda Energy International, Inc., and related party PLC II, LLC
PCF	Power Contract Financing, L.L.C.
PCF Notes	PCF’s Senior Secured Notes Due 2006 and 2011
PCF III	Power Contract Financing III, LLC
Petition Date	December 20, 2005
PG&E	Pacific Gas and Electric Company
Pink Sheets	Pink Sheets Electronic Quotation Service maintained by Pink Sheets LLC for the National Quotation Bureau, Inc.
PJM	Pennsylvania-New Jersey-Maryland Interconnection
POX	Plant operating expense
PPA(s)	Any contract for a physically settled sale (as distinguished from a financially settled future, option or other derivative or hedge transaction) of any electric power product, including electric energy, capacity and/or ancillary services, in the form of a bilateral agreement or a written or oral confirmation of a transaction between two parties to a master agreement, including sales related to a tolling transaction in which part of the consideration provided by the purchaser of an electric power product is the fuel required by the seller to generate such electric power
PSM	Power Systems Manufacturing, LLC
PUC(s)	Public Utility Commission(s)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935
PUHCA 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utility Regulatory Policies Act of 1978
QF(s)	Qualifying facility(ies)
RCRA	Resource Conservation and Recovery Act
Replacement DIP Facility	The proposed $5.0 billion replacement debtor-in-possession financing facility that was approved by the U.S. Bankruptcy Court on March 5, 2007
RFC	ReliabilityFirst Corporation
RGGI	Regional Greenhouse Gas Initiative
RMR Contracts	Reliability Must Run contracts
RPM	Reliability Pricing Model, proposed by PJM
Rosetta	Rosetta Resources Inc.
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
Saltend	Saltend Energy Centre
SDG&E	San Diego Gas & Electric Company

Abbreviation	Definition

SDNY Court	U.S. District Court for the Southern District of New York
SEC	Securities and Exchange Commission
Second Lien Committee	Ad Hoc Committee of Second Lien Debtholders of Calpine
Second Priority Debt	Second Priority Notes and Second Priority Term Loans
Second Priority Notes	Calpine Corporation’s Second Priority Senior Secured Floating Rate Notes due 2007, 8 1/2% Second Priority Senior Secured Notes due 2010, 8 3/4% Second Priority Senior Secured Notes due 2013 and 9 7/8% Second Priority Senior Secured Notes due 2011
Second Priority Term Loans	Calpine Corporation’s Senior Secured Term Loans Due 2007
Second Priority Trustee	Wilmington Trust Company, as trustee under the Indentures with respect to the Second Priority Notes
Securities Act	U.S. Securities Act of 1933, as amended
SERC	Southeastern Electric Reliability Council
SFAS	Statement of Financial Accounting Standards
SFAS No. 123-R	FASB Statement No. 123-R (As Amended), ‘‘Accounting for Stock-Based Compensation — Share-Based Payment”
Siemens	Siemens Power Generation, Inc.
SIP	1996 Stock Incentive Plan
SO2	Sulfur dioxide
SOP	Statement of Position
spark spread	Difference between the Company’s fuel cost and the revenue it receives for electric generation
SPP	Southwest Power Pool
SPPC	Sierra Pacific Power Company
TCEQ	Texas Commission on Environmental Quality
TSA(s)	Transmission service agreement(s)
TTS	Thomassen Turbine Systems, B.V.
ULC II	Calpine Canada Energy Finance II ULC
U.S.	United States of America
U.S. Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
U.S. Debtor(s)	Calpine Corporation and each of its subsidiaries and affiliates that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)
Valladolid	Valladolid III Energy Center
VIE(s)	Variable interest entity(ies)
WECC	Western Electricity Coordinating Council
WPP	Weekly Procurement Process

PART I

Item 1.	Business

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: (i) the risks and uncertainties associated with our Chapter 11 and CCAA cases, including our ability to successfully reorganize and emerge from Chapter 11; (ii) our ability to implement our business plan; (iii) financial results that may be volatile and may not reflect historical trends; (iv) seasonal fluctuations of our results; (v) potential volatility in earnings associated with fluctuations in prices for commodities such as natural gas and power; (vi) our ability to manage liquidity needs and comply with financing obligations; (vii) the direct or indirect effects on our business of our impaired credit including increased cash collateral requirements in connection with the use of commodity contracts; (viii) transportation of natural gas and transmission of electricity; (ix) the expiration or termination of our PPAs and the related results on revenues; (x) risks associated with the operation of power plants including unscheduled outages; (xi) factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir; (xii) risks associated with power project development and construction activities; (xiii) our ability to attract, retain and motivate key employees; (xiv) our ability to attract and retain customers and counterparties; (xv) competition; (xvi) risks associated with marketing and selling power from plants in the evolving energy markets; (xvii) present and possible future claims, litigation and enforcement actions; (xviii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xix) other risks identified in this Report. You should also carefully review other reports that we file with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at www.calpine.com. The content of our website is not a part of this Report. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Corporate Communications, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

OVERVIEW

Our Business

We operate in predominantly one line of business, the generation and sale of electricity and electricity-related products, through the operation of our portfolio of power generation facilities with all of our continuing operations located in the U.S. With principal offices in San Jose, California and Houston, Texas, we were established as a corporation in 1984 and operate through a variety of divisions, subsidiaries and affiliates. As discussed further below, we and many of our subsidiaries have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. and for creditor protection under the CCAA in Canada. We are currently operating as debtors-in-possession under the protection of the U.S. and Canadian laws.

We focus on two efficient and clean forms of power generation: natural gas and geothermal. At December 31, 2006, we owned or leased a portfolio of 66 clean burning natural gas-fired power plants throughout the U.S. and 19 geothermal power plants in the Geysers region of northern California, with an aggregate net capacity of 25,322 MW. Additionally, we have interests in three plants in active construction and one plant in active development.

We employ software licensed from third parties and outsource certain software, data and support services to third parties, and we have developed in-house proprietary software systems, management techniques and other information technologies with which we operate our power generation facilities as an integrated portfolio of power generation facilities in our major markets in the U.S. We seek to optimize the profitability of our individual facilities by coordinating O&M and major maintenance schedules, as well as dispatch and fuel supply, throughout our portfolio. By centrally managing the portfolio, our sales and marketing resources are able to more efficiently operate our portfolio of power generation facilities by providing trading and scheduling services to meet delivery requirements, respond to market signals and to ensure fuel is delivered to our facilities. Central management also enables us to reduce our exposure to market volatility and improve our results. We also have developed risk management guidelines, approved by our Board of Directors, that apply to the sales, marketing, trading and scheduling processes. Market risks are monitored to ensure compliance with our risk management guidelines and to seek to minimize our exposure. Together, these capabilities, guidelines and arrangements create efficiencies and, in turn, value for the enterprise beyond operating separate, individual power generation facilities.

We have prepared a business plan, which was presented to the Committees, that is designed to stabilize, improve and strengthen our core power generation business and financial health and includes the potential sale of certain power plants and our turbine parts and services businesses. Among other things, the business plan projects that, after contemplated asset dispositions, we will remain one of the largest IPPs in the U.S. The business plan also contemplates that we may selectively pursue new power plant opportunities. As part of the business plan, we also intend to simplify our capital structure.

Chapter 11 Cases and CCAA Proceedings

Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S. have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, and 12 of its Canadian subsidiaries have filed for creditor protection under the CCAA in the Canadian Court. Certain other subsidiaries could file under Chapter 11 in the U.S. or for creditor protection under the CCAA in Canada in the future. The Chapter 11 cases are being jointly administered for procedural purposes only by the U.S. Bankruptcy Court under the case captioned In re Calpine Corporation et al., Case No. 05-60200 (BRL).

As a result of the Canadian Debtors’ filings for creditor protection under the CCAA in Canada, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. We fully impaired our investment in the Canadian and other foreign subsidiaries as of the Petition Date and now account for such investments under the cost method. Because our Consolidated Financial Statements exclude the financial statements of the Canadian Debtors, the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information. We continue to work with the Canadian Debtors, the monitor appointed by the Canadian Court, and the Canadian creditors to maximize economic recoveries for all interested parties.

The convergence of a number of factors in late 2005 precipitated our Chapter 11 and CCAA filings. Among other things, we were experiencing a tight liquidity situation due in part to our obligations to service our debt and certain of our preferred equity securities, which also imposed restrictions on our ability to raise capital through financings, asset sales or otherwise. At the same time, market spark spreads were being adversely impacted by excess capacity in certain of our energy markets, which depressed prices for energy, while prices for natural gas reached historic highs. Higher gas prices also increased our collateral support obligations to counterparties. Also, we were unsuccessful in a litigation we brought in the Delaware Chancery Court against the collateral agent and trustees representing our First and Second Priority Notes regarding our use of certain proceeds of the sale of our oil and natural gas reserves, which resulted in our being ordered to make a cash payment to an escrow fund of more than $300 million that had already been used to purchase natural gas in storage.

We continue to operate our business as debtors-in-possession and will continue to conduct business for the duration of our Chapter 11 cases in the ordinary course under the protection of the Bankruptcy Courts. As part of our “first day” and subsequent motions in the Chapter 11 cases, we have obtained U.S. Bankruptcy Court approval to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits including an incentive compensation program, maintain our insurance programs and implement an employee severance program. In addition, the U.S. Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and has also provided for potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates (in the event that such procedures are approved in the future) which could negatively impact our accumulated NOLs and other tax attributes.

In addition, the U.S. Bankruptcy Court has approved our DIP Facility and related cash collateral and adequate assurance stipulations, which have provided us needed liquidity while the Chapter 11 cases are pending and allowed our business activities to continue. Funds borrowed under our initial $2.0 billion DIP Facility were used to repay a portion of the First Priority Notes and to pay a portion of the purchase price for the Geysers Assets, as well as to fund our operational needs. The DIP Facility letter of credit facility has been used to provide necessary credit support for our trading activities. On March 5, 2007, the U.S. Bankruptcy Court issued an opinion approving our motion to obtain a $5.0 billion Replacement DIP Facility which, if successfully completed, will refinance the existing $2.0 billion DIP Facility as well as the approximately $2.5 billion of outstanding CalGen Secured Debt. The Replacement DIP Facility may be increased to $7.0 billion under certain circumstances, and may be converted to our exit financing once we have confirmed a plan or plans of reorganization. We expect the Replacement DIP Facility to close in late March 2007.

Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptance of a plan or plans of reorganization for a limited period of time. On December 6, 2006, the U.S. Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a plan or plans of reorganization from December 31, 2006, to June 20, 2007, and granted us the exclusive right until August 20, 2007, to solicit acceptance thereof, in each case allowing for the maximum period of time provided by the Bankruptcy Code.

As a result of our Chapter 11 filings and the other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our existing DIP Facility and Replacement DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Further information pertaining to our Chapter 11 cases and CCAA proceedings may be obtained through our website at www.calpine.com. Documents filed with the U.S. Bankruptcy Court and other general information about the Chapter 11 cases are available at www.kccllc.net/calpine. Certain information regarding the CCAA proceedings, including the reports of the monitor appointed by the Canadian Court, is available at the monitor’s website at www.ey.com/ca/calpinecanada. The content of the foregoing websites is not a part of this Report.

Restructuring

In 2006, we initiated a broad, comprehensive process to begin strengthening our core business activities and improving our financial health, a process which we continue to implement in 2007. This process has formed the basis of our business plan and will be instrumental in the continued development of our plan or plans of reorganization. As part of the process, we have undertaken a thorough review of each of our power generation facilities, individually and as part of our portfolio, including the existing contractual arrangements, cash flows, regional market forecasts, potential regulatory changes and other factors that may affect such facility. In addition, we are reviewing each of our business activities to determine whether to continue in or to exit from those activities. In each case, we determine whether, on a short-term or long-term basis, the project or activity constitutes a strategic fit with our core business of generating and selling electricity and electricity-related products, contributes to our financial health and satisfies our business objectives. If it does not, we will develop a course of action which may include limiting or exiting the activity, selling or otherwise disposing of the asset, restructuring it (or restructuring related contracts or financing), suspending operations or taking other actions. In general, we are required to obtain U.S. Bankruptcy Court approval of sales of assets outside the ordinary course of business, subject to certain exceptions including with respect to de minimis assets. Such sales are also subject in certain cases to U.S. Bankruptcy Court approved auction procedures.

As a result of our review process, we have identified certain power generation facilities and other assets for potential sale or other disposition. In other cases, we have determined that restructuring related financing or other agreements or the physical assets would make the project or activity more advantageous. As the review process continues, additional assets may be disposed of or restructured and activities limited or exited.

In particular, we have identified 14 power generation facilities that required close scrutiny, and we agreed that we would limit the amount of funds available to support the operations of those designated projects. As of the filing of this Report, three of the 14 designated projects have been sold, two have been turned over to the applicable owner-lessor or secured lender, and, at three of the projects, we have restructured existing agreements or reconfigured equipment such that continued operation of the facilities is merited. We continue to assess our alternatives with respect to the remaining six facilities. In addition, we completed the sale of Goldendale Energy Center and the sale of a 35% equity interest in the Russell City power generation facility, neither of which were identified as designated projects. We also identified for potential sale 15 turbines, of which we have sold 10 turbines and one partial combustion turbine unit.

We also determined that two subsidiaries, TTS and PSM, which provide services and parts for combustion turbine equipment, would no longer be a strategic fit within our core business. After an auction process, TTS was sold in September 2006, and we have received U.S. Bankruptcy Court approval to sell substantially all of the assets of PSM. After selling PSM, we expect to continue a contractual relationship with PSM to procure replacement parts and have rights to participate in research and development efforts. By doing so, we will maintain the benefit of a relationship with PSM while limiting the capital requirements of ownership. We have also decided to limit third-party O&M services through our subsidiary CPSI. Although CPSI will continue to perform its services under existing construction management contracts, we do not plan to execute new contracts.

We have also reviewed approximately 6,000 of our leases and executory contracts to determine whether they constitute a strategic fit within our core business and, if not, to evaluate whether they should be assumed, rejected, repudiated or restructured as permitted under the Bankruptcy Code. While this process is not complete, we have taken actions accordingly, including rejecting approximately 50 executory contracts and 30 real property and equipment leases. Parties to executory contracts or unexpired real property leases rejected or deemed rejected by a U.S. Debtor may file proofs of claim against that U.S. Debtor’s estate for damages, and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions.

Significant contract rejections include our motion, on the first day of our Chapter 11 cases, to reject eight below-market PPAs and to enjoin FERC from asserting jurisdiction over the rejections (Note 15 of the Notes to Consolidated Financial Statements contains further discussion of this matter). Since filing the motion, three of the PPAs were terminated by the applicable counterparties, and three were restructured by negotiated settlement; we continue to perform under the terms of the restructured PPAs as well as, while our rejection motion remains pending, the remaining two PPAs subject to any modifications agreed to by the parties, and we exercised our option under one such PPA to terminate the PPA in April 2008 prior to the remaining five years of its original term. We have also rejected the Rumford and Tiverton power plant leases and surrendered the facilities to their owner-lessor, and we have closed nine offices after rejecting the related leases. In addition, we have determined that certain gas transportation and power transmission contracts no longer provide any benefit to us and, accordingly, have given notice to counterparties to these contracts that we will no longer accept or pay for services under such contracts.

With respect to significant contract assumptions, on June 5, 2006, the U.S. Bankruptcy Court approved our motion to assume geothermal leases related to the Geysers Assets steam field operations and the Glass Mountain Known Geothermal Resource Area, and the associated executory contracts, surface use agreements and site leases that allow the geothermal leases to be utilized to harness geothermal energy and operate existing facilities. The geothermal leases combined with the operations at the Geysers Assets constitute the core collateral for the DIP Facility. We have also assumed approximately 60 ground and facility leases related to our power plants, as well as certain office leases, pipeline leases and oil and gas leases.

In tandem with the review of our assets and activities as described above, we conducted an evaluation of our trading, hedging and optimization activities as they related to our portfolio of power plants and the markets within which we operate. At the beginning of our evaluation, we reduced efforts to enter into new long-term PPAs and fuel procurement contracts for existing generation plants as we developed parameters for determining the right balance among spot market sales and purchases and short-term, long-term and tolling contracts for the sale of our electric generation and fuel procurement. Throughout 2007, we will be working to optimize this mix as well as to expand the number of counterparties with whom we can trade to facilitate our contractual goals and improve our financial position.

With respect to our construction and development projects, until we emerge from Chapter 11, we expect to limit our expenditures on construction and development of new power generating facilities and focus our efforts on maximizing the value of our existing projects, including our three facilities under construction and one in advanced development. We continue to review our less advanced development opportunities to determine if we should begin active development or construction, and we may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected.

In addition to the actions discussed above, we eliminated approximately 850 full-time positions in 2006. During 2007, as we continue our comprehensive review, we expect that we will seek to limit or exit certain activities, sell power generation facilities, or we may temporarily or permanently shut down additional power generation facilities or other assets, that are not a strategic fit within our core business. In connection with these activities, we may further reduce our staffing levels in 2007.

We believe that these continued restructuring efforts will allow us to improve our financial strength and to successfully emerge from Chapter 11.

THE MARKET FOR ELECTRICITY

The power industry represents one of the largest industries in the U.S. and impacts nearly every aspect of our economy, with an estimated end-user market comprising approximately $323 billion of electricity sales in 2006 based on information published by EIA. Historically, the power generation industry was largely characterized by electric utility monopolies producing electricity from generating facilities owned by utilities and selling to a captive customer base. However, industry trends and regulatory initiatives have transformed some markets into more competitive arenas where load-serving entities and end-users may purchase electricity from a variety of suppliers, including IPPs, power marketers, regulated public utilities, major financial institutions and others. For over a decade the power industry has been deregulated at the wholesale level allowing generators to sell directly to the load-serving entities such as public utilities, municipalities and electric cooperatives. Although industry trends and regulatory initiatives aimed at further deregulation have slowed, halted or even reversed in some geographic regions, in terms of the level of competition, pricing mechanisms and pace of regulatory reform, two of our largest markets, California and ERCOT, have emerged as more competitive markets.

The U.S. market consists of distinct regional electric markets, not all of which are effectively interconnected. As a result, reserve margins (the measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region) vary from region to region. Due primarily to the completion of more than 200,000 MW of gas-fired combustion turbine projects throughout the U.S. in the past decade, we have seen power supplies and reserve margins generally increase in the last several years, while, according to data published by EEI, the growth rate of nationwide consumption of electricity in 2006 compared to 2005 was estimated to be negative 0.1%. As a result, the excess supply could not be absorbed in the market, and we witnessed a decrease in liquidity in the energy trading markets, putting downward pressure on prices generally. Within our two major markets, EEI estimates growth rates from 2005 to 2006 of 1.0% for the South Central region (primarily Texas), and 1.2% for the Pacific Southwest (primarily California). In the wake of such aggressive supply expansion, however, the projected growth rate of additional supply has been diminishing, with many developers canceling or delaying completion of their projects as a result of current and forecasted market conditions. After such expansion is absorbed by the market, reserve margins may decrease. Some market regulators have already forecasted such conditions, including two of our major markets. For example, ERCOT has forecasted that capacity margins in ERCOT will dip below 11% in 2008. Similarly, the NERC 2006 Long-Term Reliability Assessment forecasts that summer capacity margins in WECC will decrease from 18% in 2007 to 14% in 2010, and SERC reported in July 2006 that capacity margins are expected to decline from 25% in 2007 to 23% in 2010 based on generation and interconnection agreements signed or filed.

Moreover, in various regional markets, electricity market administrators have acknowledged that the markets for generating capacity do not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage new generating capacity to be constructed. Capacity auctions are being implemented in the Northeast and Mid-Atlantic regional markets to address this issue. If the auctions are successful, and if other markets adopt this approach, it could provide significant additional capacity revenues for IPPs, but any such new capacity market could take years to develop.

COMPETITION

We compete against other IPPs, trading companies, financial institutions, retail load aggregators, municipalities, retail electric providers, cooperatives and regulated utilities to supply electricity and electricity-related products to our customers in major markets nationwide. In some markets, we compete against some of our own customers. During recent years, financial institutions have aggressively entered the market. However, we believe the addition of financial institutions to the market has been beneficial by increasing the number of customers for our physical power products, offering risk management products to manage commodity price risk, improving the general financial strength of market participants and ultimately increasing liquidity in the markets. To a large extent, market competition is influenced by the degree of deregulation. We believe that deregulated markets, where there are more participants buying and selling, are generally more competitive and lead to lower prices.

Generally, pricing can be influenced by a variety of factors, including the following:

•	number of market participants buying and selling;

•	amount of electricity normally available in the market;

•	fluctuations in electricity supply due to planned and unplanned outages of generators;

•	fluctuations in electricity demand due to weather and other factors;

•	cost of fuel used by generators, which could be impacted by efficiency of generation technology and fluctuations in fuel supply;

•	relative ease or difficulty of developing and constructing new facilities;

•	availability and cost of transmission;

•	creditworthiness and risk associated with counterparties;

•	ability to hedge using various commercial products; and

•	ability to optimize using alternative sources of electricity.

In deregulated markets, our natural gas and geothermal facilities compete directly with all other sources of electricity. Even though most new power generating facilities are fueled by natural gas, EIA estimates that only 21% of the electricity generated in the U.S. is fueled by natural gas and that nearly two-thirds of power generated in the U.S. is still produced by coal and nuclear facilities, which generate approximately 49% and 19%, respectively. EIA estimates that the remaining 11% of electricity generated in the U.S. is fueled by hydro, fuel oil and other sources. However, as environmental regulations continue to evolve, the proportion of electricity generated by natural gas and other low emissions resources is expected to increase in some markets. Some states are imposing strict environmental standards on generators that limit emissions of GHG. As a result, many of the current coal plants will likely have to install a significant amount of costly emission control devices or limit their operations. Meanwhile, many states are mandating that certain percentages of electricity delivered to end users in their jurisdictions be produced from renewable resources, such as geothermal, wind and solar energy. This activity could cause some coal plants to be retired, thereby allowing a greater proportion of power to be produced by facilities fueled by natural gas, geothermal or other resources that result in lower environmental impact.

MARKETING, HEDGING, OPTIMIZATION AND TRADING ACTIVITIES

Most of the electricity generated by our facilities is scheduled and settled by our marketing and risk management unit, which sells to load-serving entities such as utilities, municipalities, cooperatives, retail electric providers, commercial and industrial end users, financial institutions, power trading and marketing companies and other third parties. We enter into physical and financial purchase and sale transactions as part of our hedging, balancing and optimization activities. The hedging, balancing and optimization activities are designed to protect or enhance our spark spread. For more information on spark spreads, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Performance Metrics.”

Our hedging, balancing and optimization activities are directly related to risk exposures that arise from our ownership and operation of power plants and our open gas positions. We are one of the largest consumers of natural gas in North America entering into transactions of approximately 564.4 bcf during 2006. We employ a portfolio of transactions to satisfy most of our natural gas fuel requirements from the market. We enter into natural gas storage and transport agreements to achieve delivery flexibility and to enhance our optimization capabilities. We constantly evaluate our natural gas needs in real time, adjusting our natural gas position to maximize profits within the limitations prescribed in our commodity risk policy.

We utilize derivatives, including many physical commodity contracts and commodity financial instruments such as exchange-traded swaps and forward contracts, to optimize the returns from our power plants and open gas positions and to hedge our exposures to energy commodity price risk. From time to time, we enter into contracts considered energy trading contracts for similar purposes.

We have value at risk limits that govern the overall risk of our portfolio of plants, energy trading contracts, financial hedging transactions and other contracts. Our value at risk limits, transaction approval limits and other limits are dictated by our commodity risk policy which is approved by our Board of Directors and administered by our Chief Risk Officer and his organization. The Chief Risk Officer’s organization is segregated from the marketing and risk management unit, and reports directly to our Audit Committee and Chief Executive Officer. Our risk management policies limit our hedging activities to protect and optimize the value of our physical assets, while limiting purely speculative hedging transactions. While this policy limits our potential upside from hedging activities, it also provides us a degree of protection from any significant downside from our hedging activities.

Seasonality and weather have a significant impact on our results of operations and are also considered in our hedging and optimization activities. Most of our generating facilities are located in regional electric markets where the greatest demand for electricity occurs during the summer months, in our fiscal third quarter. Depending on existing contract obligations and forecasted weather and electricity demands, we may maintain either a larger or smaller open position on fuel supply and committed generation during the summer months so that we can enhance or protect our spark spreads accordingly.

STRATEGY

We strive to offer reliable, flexible and environmentally friendly electricity and electricity-related products to the market at competitive prices.

We believe that our portfolio of power generating facilities allows us to offer uniquely flexible, highly structured products designed to meet our customers’ specific needs. Unlike marketers who do not own generation facilities, we can offer electricity and electricity-related products from specific facilities that are within geographic areas with special needs. We can also sell varying quantities of electricity during on-peak and off-peak hours or winter and summer months, and we can offer option products whereby customers can request additional quantities within established parameters. Additionally, our newer, more efficient combustion turbines are capable of faster starts than turbines based on older technology, which increases our flexibility in designing products for our customers.

By centrally managing our portfolio of power generating facilities, we can offer a high level of reliability to our customers which increases the value of our products. Through our own proprietary software systems and management techniques, we coordinate the O&M and major maintenance schedules, as well as dispatch and fuel supply, throughout our portfolio. This portfolio approach allows us to capitalize on arbitrage opportunities. For instance, in the event that one of our facilities is unavailable in a particular market, we might call upon another of our facilities in the same market to generate the electricity promised to a customer. Such coordination has allowed us to achieve a high level of reliability.

Through our restructuring activities, we intend to focus on those activities that offer a strategic fit with our core business and expect that centrally managing our portfolio of power plants will further enable us to offer highly flexible and reliable products to our customers at competitive prices, while our hedging, balancing and optimization activities will protect and enhance our spark spreads. Together, we believe these factors will enable us to successfully emerge from Chapter 11 as a leading IPP.

SIGNIFICANT CUSTOMER

See Note 2 of the Notes to Consolidated Financial Statements for a discussion of sales in excess of 10% of our total revenues to one of our customers.

ENVIRONMENTAL STEWARDSHIP

We were founded on the principle that a strong commitment to the environment is inextricably linked to excellence in power generation and responsible corporate citizenship. Since our founding, more than two decades ago, we have had an unwavering commitment to clean, cost-effective, energy-efficient and renewable power generation technologies. Our commitment to environmental stewardship in power generation allows us to help meet the needs of a growing economy that demands more and cleaner sources of electricity.

As of December 31, 2006, we had the capacity to deliver 25,322 MW of clean, reliable electricity to customers and communities in 20 states, enough electricity to power nearly 20 million homes. We own and operate one of the country’s largest fleets of combined-cycle natural gas-fired generation facilities, and we are the nation’s largest renewable geothermal power producer.

Our fleet of modern, combined-cycle natural gas-fired power generation facilities is highly efficient. These facilities consume significantly less fuel to generate electricity than older boiler/steam turbine power generation facilities and emit less air pollution into the environment per unit of electricity produced as compared to coal-fired or oil-fired power generation facilities. All of our natural gas-fired power generation facilities have air emissions controls, and most have selective catalytic reduction to further reduce emissions of nitrogen oxides, a known precursor of atmospheric ozone.

The table below summarizes approximate air pollutant emission rates from our combined-cycle natural gas-fired power generation facilities compared to the average emission rates from U.S. coal, oil and gas-fired power plants as a group.

	Air Pollutant Emission Rates —
	Pounds of Pollutant Emitted
	per MWh of Electricity Generated
		Calpine
	Average U.S. Coal-,	Combined-Cycle	Compared to
	Oil-, and Gas-Fired	Natural Gas-Fired	Average U.S.
Air Pollutants	Power Plant(1)	Power Plant(2)	Fossil-Fired Facility

Nitrogen Oxide, NOx	3.01	0.21	93.0% Less
Acid rain, smog and fine particulate formation
Sulfur Dioxide, SO2	7.88	0.005	99.9% Less
Acid rain and fine particulate formation
Mercury, Hg	0.000035	0	100% Less
Neurotoxin
Carbon Dioxide, CO2	1,914	882	53.9% Less
Principal greenhouse gas — contributor to climate change
Particulate Matter, PM	0.47	0.037	92.1% Less
Respiratory health effects

(1)	The average U.S. coal-, oil-, and gas-fired power generation facility’s emission rates were obtained from the U.S. Department of Energy’s Electric Power Annual Report for 2005. Emission rates are based on 2005 emissions and net generation.

(2)	Our combined-cycle, natural gas-fired power plant emission rates are based on 2005 data.

Our 725-MW fleet of geothermal power generation facilities utilizes a natural, clean and renewable energy source — steam from the earth’s interior — to generate electricity. Since these facilities do not burn fossil fuel, they are able to produce electricity with negligible air emissions. Compared to the average U.S. coal-, oil-, and gas-fired power generation facility, our geothermal facilities emit 99.9% less NOx and SO2 and 96.4% less CO2. In addition, these geothermal facilities feature add-on controls to remove sulfur and mercury from air emissions.

Today, we own and operate 19 of the 21 power generation facilities located in the Geysers region of northern California. We recognize the importance of our geothermal facilities, and we are committed to extending, and possibly expanding, this renewable geothermal resource through wastewater recharge projects where clean, reclaimed wastewater from local municipalities is recycled into the geothermal resource where it is converted into steam for electricity production.

Policymakers at the federal, regional and state levels are advancing legislation to address the impact on the climate of man-made CO2 emissions. The generation of electricity is the largest single source of man-made CO2 emissions in the U.S., and, as such, one of the fastest ways to reduce CO2 emissions is by replacing the nation’s aging fleet of fossil fuel-fired plants with modern, cost-effective, highly efficient combined-cycle, natural gas-fired power generation facilities and more renewable power generation.

We are committed to maintaining our fleet of clean, cost-effective and efficient power generation facilities and to the reduction of CO2 emissions. We also are committed to supporting policymakers on legislation to reduce emissions. In 2006, we were involved in the development and enactment of California’s landmark global warming legislation, AB 32. In January 2007, we publicly supported legislation introduced by Senator Dianne Feinstein aimed at reducing greenhouse gas emissions from the electric power sector.

We have implemented a program of proprietary operating procedures to reduce gas consumption and lower air pollutant emissions per MWh of electricity generated. Thermal efficiency improvements in our fleet operations reduced CO2 emissions by approximately 234,000 tons in 2005 compared to 2004. Our environmental record has been widely recognized.

•	The American Lung Associations of the Bay Area selected us and our Geysers geothermal operation for the 2004 Clean Air Award for Technology Development to recognize “Calpine’s commitment to clean renewable energy, which improves air quality and helps us all breathe easier.”

•	We are an EPA Climate Leaders Partner with a stated goal to reduce greenhouse gas intensity by 4% by 2008 compared to 2003 levels.

•	We became the first power producer to earn the distinction of Climate Action Leadertm, and we have certified our CO2 emissions inventory with the California Climate Action Registry every year since 2003.

•	The Santa Rosa Geysers Recharge Project, developed by us and the City of Santa Rosa, transports 11 million gallons of reclaimed water per day — wastewater that was previously being discharged into the Russian River — through a 41-mile pipeline from the City of Santa Rosa to our geothermal facilities, where it is recycled into the geothermal reservoir. The water is naturally heated by the earth, creating additional steam to fuel our geothermal facilities.

•	Through separate agreements with several municipalities, we use treated wastewater for cooling at several of our facilities. This eliminates the need to consume valuable surface and/or groundwater supplies — in the amount of 3 million to 4 million gallons per day for an average power generation facility.

DESCRIPTION OF POWER GENERATION FACILITIES

Plants in Operation or Construction at December 31, 2006:

		Net
		Megawatts	Market Share
NERC Region/Country	Projects	with Peaking	(NERC)(1)

ERCOT	12	7,510	9.5%
FRCC	3	865	1.8%
MRO	3	1,387	3.2%
NPCC	7	1,392	1.4%
RFC	4	739	0.3%
SERC	9	4,861	1.9%
SPP	3	1,814	3.3%
WECC	47	8,086	4.6%

Total	88	26,654	2.7%

(1)	Market share calculated using 2006 Summer Capacity Forecast data obtained from www.nerc.com.

At December 31, 2006, we had ownership or lease interests in 85 operating power generation facilities representing 25,322 MW of net capacity. Of these projects, 66 are gas-fired power generation facilities with a net capacity of 24,597 MW, and 19 are geothermal power generation facilities with a net capacity of 725 MW. Our average baseload capacity in operations, which excludes peaker facilities, increased by 7.1% to 23,820 MW in 2006 from 22,242 MW in 2005. However, actual baseload generation declined by 4.5% to 81.7 million MWh in 2006 from 85.5 million MWh in 2005, and our 2006 baseload capacity factor declined to 39.2% in 2006 from 43.9% in 2005. The decline in generation and baseload capacity factor was due to weakness in demand in the first and second quarters of 2006 in particular, primarily as a result of generally mild weather in our major markets and strong hydroelectric generation in the West. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Performance Metrics” for additional information on average baseload capacity factor. We also have three new gas-fired projects currently under construction with a projected net capacity of 1,332 MW. Each of the power generation facilities currently in operation is capable of producing electricity for sale to a utility, other third-party end user or an intermediary such as a marketing company. Thermal energy (primarily steam and chilled water) produced by the gas-fired cogeneration facilities is sold to industrial and governmental users. As discussed in “Overview — Restructuring” above, we may seek to sell certain of these facilities over the next year.

Our gas-fired and geothermal power generation projects produce electricity and thermal energy that is sold pursuant to short-term and long-term PPAs or into the spot market. Revenue from a PPA often consists of either energy payments or capacity payments or both. Energy payments are based on all or a portion of a power plant’s net electrical output, and payment rates are typically either at fixed rates or are indexed to market averages for energy or fuel. Capacity payments are based on all or a portion of the amount of MW that a power plant is capable of delivering at any given time. Energy payments are earned for each MWh of energy delivered. Capacity payments are typically earned whether or not any electricity is scheduled by the customer and delivered; however, capacity typically has an availability requirement.

We currently lease geothermal steam fields in the Geysers region in northern California from which we extract steam for our geothermal power generation facilities. We have leasehold interests in 104 leases comprising approximately 25,826 acres of federal, state and private geothermal resource lands in the Geysers region in northern California. In the Glass Mountain and Medicine Lake areas in northern California, we hold leasehold interests in 41 leases comprising approximately 46,400 acres of federal geothermal resource lands. In general, under these leases, we have the exclusive right to drill for, produce and sell geothermal resources from these properties and the right to use the surface for all related purposes. Each lease requires the payment of annual rent until commercial quantities of geothermal resources are established. After such time, the leases require the payment of minimum advance royalties or other payments until production commences, at which time production royalties are payable. Such royalties and other payments are payable to landowners, state and federal agencies and others, and vary widely as to the particular lease. The leases are generally for initial terms varying from 10 to 20 years or for so long as geothermal resources are produced and sold. Certain of the leases contain drilling or other exploratory work requirements. In certain cases, if a requirement is not fulfilled, the lease may be terminated and in other cases additional payments may be required. We believe that our leases are valid and that we have complied with all the requirements and conditions material to the continued effectiveness of the leases. See Note 15 of the Notes to Consolidated Financial Statements for a description of litigation relating to our Glass Mountain and Medicine Lake area leases. A number of our leases for undeveloped properties may expire in any given year. Before leases expire, we perform geological evaluations in an effort to determine the resource potential of the underlying properties. We can make no assurance that we will decide to renew any expiring leases. We inject waste water from the City of Santa Rosa Recharge Project and from Lake County into our geothermal reservoirs. We expect the injected water to extend the useful life of this resource, which is depleted over time, and enhance the output of our geothermal resources and power plants.

Upon completion of our projects under construction, subject to any dispositions that may occur, we will provide O&M services for all but two of the power plants in which we have an interest. Such services include the operation of power plants, geothermal steam fields, wells and well pumps, and gas pipelines. We also supervise maintenance, materials purchasing and inventory control, manage cash flow, train staff and prepare operating and maintenance manuals for each power generation facility that we operate. As a facility develops an operating history, we analyze its operation and may modify or upgrade equipment or adjust operating procedures or maintenance measures to enhance the facility’s reliability or profitability.

Certain power generation facilities in which we have an interest have been financed primarily with project financing that is structured to be serviced out of the cash flows derived from the sale of electricity (and, if applicable, thermal energy and capacity payments) produced by such facilities and generally provides that the obligations to pay interest and principal on the loans are secured solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facilities. The lenders under these project financings generally have no recourse for repayment against us or any of our assets or the assets of any other entity other than foreclosure on pledges of stock or partnership interests and the assets attributable to the entities that own the facilities. Certain of these facilities have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code; however, we do not, at this time, consider the non-recourse debt related to these U.S. Debtor entities to be subject to compromise.

Substantially all of the power generation facilities in which we have an interest are located on sites which we own or lease on a long-term basis.

Set forth below is certain information regarding our operating power plants and plants under construction as of December 31, 2006.

Power Plant Portfolio Summary

		Megawatts
				Calpine Net	Calpine Net
	Number of	Baseload	With Peaking	Interest	Interest with
	Plants	Capacity	Capacity	Baseload	Peaking

In operation
Geothermal power plants	19	725	725	725	725
Gas-fired power plants	66	20,087	25,310	19,439	24,597
Under construction	3	1,495	1,834	1,108	1,332

Total	88	22,307	27,869	21,272	26,654

Power Plants in Operation and under Construction

	Country,			With		Calpine Net	Calpine Net
	US State or		Baseload	Peaking	Calpine	Interest	Interest with	2006 Total
	Canadian		Capacity	Capacity	Interest	Baseload	Peaking	MWh(1)
Power Plant(2)	Province	Technology	(MW)	(MW)	Percentage	(MW)	(MW)	Generation

ERCOT
Freestone Energy Center	TX	Natural Gas	1,036	1,036	100%	1,036	1,036	3,259,971
Deer Park Energy Center	TX	Natural Gas	792	1,019	100%	792	1,019	5,633,121
Baytown Energy Center	TX	Natural Gas	742	830	100%	742	830	4,326,047
Pasadena Power Plant	TX	Natural Gas	731	776	100%	731	776	2,709,271
Magic Valley Generating Station	TX	Natural Gas	662	692	100%	662	692	1,678,510
Brazos Valley Power Plant	TX	Natural Gas	508	594	100%	508	594	2,195,705
Channel Energy Center	TX	Natural Gas	443	593	100%	443	593	2,982,858
Corpus Christi Energy Center	TX	Natural Gas	400	505	100%	400	505	1,925,191
Texas City Power Plant(3)	TX	Natural Gas	400	453	100%	400	453	1,292,107
Clear Lake Power Plant(3)	TX	Natural Gas	344	400	100%	344	400	256,514
Hidalgo Energy Center	TX	Natural Gas	475	479	79%	373	376	1,925,653
FRCC
Osprey Energy Center	FL	Natural Gas	537	599	100%	537	599	1,953,709
Auburndale Power Plant	FL	Natural Gas	150	150	100%	150	150	645,890
Auburndale Peaking Energy Center	FL	Natural Gas	—	116	100%	—	116	13,552
MRO
Riverside Energy Center	WI	Natural Gas	518	603	100%	518	603	1,092,702
RockGen Energy Center	WI	Natural Gas	—	460	100%	—	460	156,187
Mankato Power Plant	MN	Natural Gas	280	324	100%	280	324	315,080
NPCC
Westbrook Energy Center	ME	Natural Gas	537	537	100%	537	537	3,305,642
Kennedy International Airport Power Plant	NY	Natural Gas	110	121	100%	110	121	637,793
Bethpage Energy Center(3)	NY	Natural Gas	80	80	100%	80	80	495,303
Bethpage Power Plant	NY	Natural Gas	55	56	100%	55	56	72,136
Bethpage Peaker	NY	Natural Gas	—	48	100%	—	48	56,157
Stony Brook Power Plant	NY	Natural Gas	45	47	100%	45	47	297,884
RFC
Zion Energy Center	IL	Natural Gas	—	546	100%	—	546	50,033
Parlin Power Plant(3)	NJ	Natural Gas	98	118	100%	98	118	—
Newark Power Plant(3)	NJ	Natural Gas	50	56	100%	50	56	—
Philadelphia Water Project	PA	Natural Gas	—	23	83%	—	19	—
SERC
Broad River Energy Center	SC	Natural Gas	—	847	100%	—	847	695,389
Morgan Energy Center	AL	Natural Gas	720	807	100%	720	807	2,356,849
Decatur Energy Center	AL	Natural Gas	734	792	100%	734	792	2,031,502
Acadia Energy Center(3)	LA	Natural Gas	1,092	1,212	50%	546	606	1,355,472
Columbia Energy Center	SC	Natural Gas	455	606	100%	455	606	409,723
Carville Energy Center	LA	Natural Gas	449	501	100%	449	501	1,959,968
Santa Rosa Energy Center(3)	FL	Natural Gas	250	250	100%	250	250	—
Hog Bayou Energy Center(3)	AL	Natural Gas	235	237	100%	235	237	20,081
Pine Bluff Energy Center(3)	AR	Natural Gas	184	215	100%	184	215	1,165,504
SPP
Oneta Energy Center	OK	Natural Gas	980	1,134	100%	980	1,134	1,195,251
Aries Power Plant(3)(4)	MO	Natural Gas	523	590	100%	523	590	142,828
Pryor Power Plant(3)	OK	Natural Gas	38	90	100%	38	90	299,587
WECC
Delta Energy Center	CA	Natural Gas	818	840	100%	818	840	4,976,100
Pastoria Energy Center	CA	Natural Gas	750	750	100%	750	750	4,779,377
Geysers Geothermal (19 plants)	CA	Geothermal	725	725	100%	725	725	6,637,424
Rocky Mountain Energy Center	CO	Natural Gas	479	621	100%	479	621	2,990,655
Hermiston Power Project	OR	Natural Gas	547	616	100%	547	616	2,976,181

	Country,			With		Calpine Net	Calpine Net
	US State or		Baseload	Peaking	Calpine	Interest	Interest with	2006 Total
	Canadian		Capacity	Capacity	Interest	Baseload	Peaking	MWh(1)
Power Plant(2)	Province	Technology	(MW)	(MW)	Percentage	(MW)	(MW)	Generation

Metcalf Energy Center	CA	Natural Gas	564	605	100%	564	605	2,436,581
Sutter Energy Center	CA	Natural Gas	542	578	100%	542	578	2,140,965
Los Medanos Energy Center	CA	Natural Gas	512	540	100%	512	540	3,026,494
South Point Energy Center	AZ	Natural Gas	520	520	100%	520	520	2,472,536
Blue Spruce Energy Center	CO	Natural Gas	—	285	100%	—	285	229,874
Goldendale Energy Center(4)	WA	Natural Gas	245	247	100%	245	247	1,057,102
Los Esteros Critical Energy Facility	CA	Natural Gas	—	188	100%	—	188	79,402
Gilroy Energy Center	CA	Natural Gas	—	135	100%	—	135	113,068
Gilroy Cogeneration Plant	CA	Natural Gas	117	128	100%	117	128	53,923
King City Cogeneration Plant	CA	Natural Gas	120	120	100%	120	120	791,425
Pittsburg Power Plant	CA	Natural Gas	64	64	100%	64	64	166,277
Greenleaf 1 Power Plant	CA	Natural Gas	50	50	100%	50	50	299,828
Greenleaf 2 Power Plant	CA	Natural Gas	49	49	100%	49	49	163,354
Wolfskill Energy Center	CA	Natural Gas	—	48	100%	—	48	17,362
Yuba City Energy Center	CA	Natural Gas	—	47	100%	—	47	23,108
Feather River Energy Center	CA	Natural Gas	—	47	100%	—	47	16,498
Creed Energy Center	CA	Natural Gas	—	47	100%	—	47	11,616
Lambie Energy Center	CA	Natural Gas	—	47	100%	—	47	12,587
Goose Haven Energy Center	CA	Natural Gas	—	47	100%	—	47	12,047
Riverview Energy Center	CA	Natural Gas	—	47	100%	—	47	18,351
King City Peaking Energy Center	CA	Natural Gas	—	45	100%	—	45	16,481
Watsonville (Monterey) Cogeneration Plant	CA	Natural Gas	29	29	100%	29	29	140,072
Agnews Power Plant	CA	Natural Gas	28	28	100%	28	28	194,976

Total operating power plants (85)			20,812	26,035		20,164	25,322	84,762,834

Projects Under Active Construction
Otay Mesa Energy Center	CA	Natural Gas	510	593	100%	510	593
Freeport Energy Center	TX	Natural Gas	210	236	100%	210	236
Greenfield Energy Centre	ON	Natural Gas	775	1,005	50%	388	503

Total projects under active construction(3)			1,495	1,834		1,108	1,332

Total operating and under construction power plants			22,307	27,869		21,272	26,654

(1)	Generation MWh is shown here as 100% of each plant’s gross generation in MWh.

(2)	The Canadian natural gas-fired plants listed below were deconsolidated as of December 31, 2005 (see Note 2 of the Notes to Consolidated Financial Statements), and are not included in the table above:

Calgary Energy Centre	AB	252	286	30%	76	86	1,018,098
Island Cogeneration	BC	219	250	30%	66	75	1,172,985
Whitby Cogeneration	ON	50	50	15%	8	8	353,644

(3)	These plants have been identified as designated projects. See “Overview — Restructuring” above for further discussion.

(4)	These plants were sold subsequent to December 31, 2006.

Projects Under Active Construction (All Gas-Fired) at December 31, 2006

The development and construction of power generation projects involves numerous elements, including evaluating and selecting development opportunities, designing and engineering the project, obtaining PPAs in some cases, acquiring necessary land rights, permits and fuel resources, obtaining financing, procuring equipment and managing construction. We intend to focus on completing the projects discussed below that are already in construction, while construction on certain other projects may remain in suspension or the projects may be sold. We generally do not expect to start development or construction on new projects at least until after we have developed our plan of reorganization; however, in certain cases exceptions may be made if power contracts and financing are available and attractive returns are expected.

Otay Mesa Energy Center.  In July 2001, we acquired OMEC and the associated development rights including a license permitting construction of the plant from the CEC. Site preparation activities for this 593-MW facility, located in southern San Diego County, California began in 2001. In February 2004, we signed a ten-year PPA with SDG&E for delivery of up to 615 MW of capacity and energy beginning January 1, 2008. In February 2006, SDG&E notified us that it was terminating the original PPA, and at that time we began negotiations regarding the reinstatement of the PPA with certain modifications. In October 2006, we entered into a PPA Reinstatement Agreement and an Amended and Restated PPA with SDG&E. Power deliveries under the contract are now scheduled to begin on May 1, 2009. At the end of the ten-year PPA term, OMEC has an option to require SDG&E to purchase the plant and SDG&E has an option to require OMEC to sell the plant to SDG&E. Construction of this facility has proceeded only gradually while we have sought certain regulatory approvals and, more recently, as a result of the negotiations with SDG&E.

Freeport Energy Center.  In May 2004, we announced plans to build and own a 236-MW, natural gas-fired cogeneration power plant in Freeport, Texas. Under a 25-year agreement, nominally 186 MW of electricity and 1,000,000 pounds per hour of steam generated at the facility will be sold to Dow Chemical Co. in Freeport, Texas. Dow Chemical Co. will operate this facility. Construction of the facility began in June 2004. Commercial operations commenced in multiple phases, with the first phases completed in January 2006 and the last phase in early 2007.

Greenfield Energy Centre.  In April 2005, we announced, together with Mitsui, an intention to build, own and operate a 1,005-MW, natural gas-fired power plant located in Ontario, Canada. The facility will deliver electricity to the OPA under a 20-year PPA. We contributed three combustion turbines, three combustion generators, one steam turbine generator, and cash to the project, giving us a 50% interest in the facility. Mitsui owns the remaining 50% interest. Construction began in November 2005, and commercial operation is expected to occur in the first quarter of 2008.

Projects Under Active Development at December 31, 2006

Russell City Energy Center.  A proposed 600-MW, natural gas-fired power plant to be located in Hayward, California, the Russell City Energy Center will deliver its full output to PG&E under a PPA which was executed in December 2006 and approved by the CPUC in January 2007. In September 2006, we sold a 35% equity interest in the project to ASC for approximately $44 million and ASC’s obligation to post a $37 million letter of credit. We own the remaining 65% interest. ASC’s equity will be applied toward completion of development and construction of the power plant, and ASC will also provide related credit support for the project. Construction is scheduled to begin in the spring of 2008, and commercial operation is expected to occur in June 2010.

GOVERNMENT REGULATION

We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our energy generation facilities and in connection with the purchase and sale of electricity and natural gas. Federal laws and regulations govern, among other things, transactions by electric and gas companies, the ownership of these facilities and access to and service on the electric transmission grid and natural gas pipelines.

There have been a number of federal and state legislative and regulatory actions that have recently changed, and will continue to change, how our business is regulated. Such changes could adversely affect our existing business.

Federal Regulation of Electricity

Electric utilities have been highly regulated by the federal government since the 1930s, principally under the FPA and PUHCA 1935. These statutes have been amended and supplemented by subsequent legislation, including the PURPA, the EPAct 1992 and the EPAct 2005. Over the past year, many of the changes made by EPAct 2005 have been implemented or are currently in the process of being implemented through new FERC regulations. These particular statutes and regulations are discussed in more detail below.

FERC Jurisdiction

The FPA grants the federal government broad authority over electric utilities and IPPs, and vests its authority in FERC. Unless otherwise exempt, any person that owns or operates facilities used for the wholesale sale or transmission of electricity in interstate commerce is a public utility subject to FERC’s jurisdiction. FERC governs, among other things, the disposition of certain utility property, the issuance of securities by public utilities, the rates, terms and conditions for the transmission or wholesale sale of electric energy in interstate commerce, interlocking directorates and the uniform system of accounts and reporting requirements for public utilities.

The majority of our generating projects are subject to FERC’s jurisdiction, but some qualify for available exemptions. FERC’s jurisdiction over EWGs under the FPA applies to the majority of our generating projects because they are EWGs or are owned by EWGs, except our EWGs located in ERCOT. Facilities located in ERCOT are exempt from many FERC regulations under the FPA. Many of the generating facilities in which we own an interest that are not EWGs are operated as QFs under PURPA. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities, and have also been granted certain waivers of FERC reporting and accounting regulations available to non-traditional public utilities; however, we cannot assure that such authorities or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.

FERC Regulation of Market-Based Rates

Under the FPA and FERC’s regulations, the wholesale sale of power at market-based or cost-based rates requires that the seller have authorization issued by FERC to sell power at wholesale pursuant to a FERC-accepted rate schedule. FERC grants market-based rate authorization based on several criteria, including a showing that the seller and its affiliates lack market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry and that there is no opportunity for abusive transactions involving regulated affiliates of the seller. All of our affiliates that own domestic power plants (except for some of those power plants that are QFs under PURPA, or those that are located in ERCOT), as well as our power marketing companies (MBR Companies), are currently authorized by FERC to make wholesale sales of power at market-based rates. This authorization could possibly be revoked for any of our MBR Companies, if they fail to continue to satisfy FERC’s current or future criteria, or if FERC eliminates or restricts the ability of wholesale sellers of power to make sales at market based rates.

FERC’s regulations specifically prohibit the manipulation of the electric energy markets by making it unlawful for any entity, in connection with the purchase or sale of electricity, or the purchase or sale of electric transmission service under FERC’s jurisdiction, to engage in fraudulent or deceptive practices.

To ward against market manipulation, FERC requires us and other sellers making sales pursuant to their market-based rate authority to file certain reports, including quarterly reports of contract and transaction data, notices of any change in status and triennial updated market power analyses. If a seller does not timely file these reports or notices, FERC can revoke the seller’s market-based rate authority. FERC’s regulations also contain four market behavior rules that apply to sellers with market-based rate authority. These rules address such matters as compliance with organized RTO or ISO market rules, communication of accurate information, price reporting to publishers of electricity or natural gas price indices and record retention. Failure to comply with these regulations can lead to sanctions by FERC, including penalties and suspension or revocation of market-based rate authority.

FERC Regulation of Transfers of Jurisdictional Facilities

Dispositions of our jurisdictional facilities or certain types of financing arrangements may require prior FERC approval, which could result in revised terms or impose additional costs, or cause a transaction to be delayed or terminated. Pursuant to Section 203 of the FPA, as amended by EPAct 2005, a public utility must obtain authorization from FERC before the public utility is permitted to: sell, lease or dispose of FERC-jurisdictional facilities with a value in excess of $10 million; merge or consolidate facilities with those of another entity; or acquire any security or securities with a value in excess of $10 million issued by another public utility. FERC’s prior approval is also required for transactions involving certain transfers of existing generation facilities and certain holding companies’ acquisitions of facilities with a value in excess of $10 million. FERC’s regulations implementing Section 203 provide blanket authorizations for certain types of transactions, including acquisitions by holding companies that are holding companies solely due to their ownership, directly or indirectly, of one or more QFs, EWGs and FUCOs, of the securities of additional QFs, EWGs and FUCOs without FERC prior approval.

FERC Regulation of Open Access Electric Transmission

We do not own transmission facilities and are therefore dependent on the use of others’ transmission facilities to reach our customers. FERC’s Order Nos. 888 and 889 require the adoption of FERC’s pro forma Open Access Transmission Tariff establishing terms of non-discriminatory transmission service. Many non-jurisdictional transmission owners also voluntarily provide open access to their transmission systems through reciprocity provisions. Order No. 889 requires transmission-owning utilities to provide the public with an electronic system for buying and selling transmission capacity in transactions with the utilities and abide by specific standards of conduct when using their transmission systems to make wholesale sales of power.

FERC recently issued a final rule, Order No. 890, which revises its open access rules under the Order No. 888 pro forma Open Access Transmission Tariff to reflect FERC’s and the electric utility industry’s experience with open access transmission over the last decade. We do not know at this time what impact this final rule will have on our business.

In addition to FERC’s Open Access efforts under Order Nos. 888, 889 and 890, our business may be affected by a variety of other FERC policies and proposals, such as the voluntary formation of RTOs. FERC’s policies and proposals will continue to evolve, and FERC may amend or revise them, or may introduce new policies or proposals in the future. The impact of such policies and proposals on our business is uncertain and cannot be predicted at this time.

FERC Regulation of Books and Records

Under PUHCA 2005, which was promulgated in EPAct 2005 and supersedes PUHCA 1935 effective as of February 8, 2006, FERC has the right to review books and records of “holding companies,” as defined in PUHCA 2005, that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. We are considered a holding company, as defined in PUHCA 2005, by virtue of our control of the outstanding voting securities of our subsidiaries that own or operate facilities used for the generation of electric energy for sale or that are themselves holding companies. However, we are exempt from FERC’s inspection rights pursuant to one of the limited exemptions under PUHCA 2005 because we are a holding company due solely to our owning one or more QFs, EWG and FUCOs.

Similarly, EPAct 2005 also subjects “holding companies” and “associate companies” within a “holding company system” each as defined in EPAct 2005, other than holding companies that are holding companies due solely to their owning one or more QFs, to certain state commission rights of access to certain of the companies’ books and records if the state commission has jurisdiction to regulate a “public-utility company,” as defined in EPAct 2005, within that holding company system. We cannot predict what effect this part of EPAct 2005 and state regulations implementing it may have on our business. However, section 201(g) of the FPA already provides state commissions with access to books and records of certain electric utility companies subject to the state commission’s regulatory authority, EWGs that sell power to such electric utility companies, and any electric utility company, or holding company thereof, which is an associate company or affiliate of such EWGs. If any single Calpine entity were not a QF, EWG or FUCO, then we and our holding company subsidiaries would be subject to the books and records access requirement.

FERC Regulation of Qualifying Facilities

PURPA, prior to its amendment by EPAct 2005, and the new regulations adopted by FERC, provided certain incentives for electric generators whose projects satisfy FERC’s criteria for QF status. As recognized under FERC’s regulations, most QF generators were exempt from regulation under PUHCA 1935, most provisions of the FPA and most state laws and regulations.

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

EPAct 2005 and FERC’s implementing regulations have eliminated certain benefits of QF status. FERC has eliminated the exemption from sections 205 and 206 of the FPA for a QF’s wholesale sales of power made at market-based rates. Under FERC’s new regulations, our QFs have obtained or will have to obtain market-based rate authorization for wholesale sales that are made pursuant to a contract executed after March 17, 2006, and not under a state regulatory authority’s implementation of section 210 of PURPA. In addition, new cogeneration QFs desiring to avail themselves of a utility’s mandatory purchase obligations (if any) will be required to demonstrate that their thermal, chemical, electrical and mechanical output will be used primarily for industrial, commercial, residential or institutional purposes.

EPAct 2005 also amends PURPA to eliminate, on a prospective basis, the mandatory obligation of an electric utility to purchase power from QFs at the utility’s avoided cost, to the extent FERC determines that such QFs have access to a competitive wholesale electricity market. This amendment does not change a utility’s obligation to purchase power at the rates and terms in pre-existing QF PPAs. On October 20, 2006, FERC issued a final rule to implement this provision from EPAct 2005. The order establishes a rebuttable presumption that any utility located in MISO, PJM, NE-ISO, NYISO or ERCOT will be relieved from the must-buy requirement with respect to QFs larger than 20 MW. With respect to other markets, and with respect to all QFs 20 MW or smaller, the utility bears the burden of showing that it qualifies for relief from the must-buy requirement. Any electric utility seeking relief from the must-buy requirement, regardless of location, must apply to FERC for relief. We cannot predict at this time what impact this rule will have on our business.

While we cannot predict what effect other provisions of EPAct 2005 and FERC’s regulations implementing them may have on our business at this time, we believe that each of the facilities in which we own an interest and which operates as a QF meets the current requirements for QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside our control. For example, some of our facilities have temporarily been rendered incapable of meeting such requirements due to the loss of a thermal energy customer and we have obtained limited waivers (for up to two years) of the applicable QF requirements from FERC. We cannot provide assurance that such waivers will in every case be granted.

Additional Provisions of EPAct 2005

EPAct 2005 enhanced FERC’s enforcement authorities by: (i) expanding FERC’s civil penalty authority to cover violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder; (ii) establishing the maximum civil penalty FERC may assess under the NGA or Part II of the FPA as $1,000,000 per violation for each day that the violation continues and (iii) expanding the scope of the criminal provisions of the FPA by increasing the maximum fines and increasing the maximum imprisonment time. Accordingly, in the future, violations of the FPA and FERC’s regulations could potentially have more serious consequences than in the past.

Regional Regulation

The following summaries of the regional rules and regulations affecting our business focus on the Western and ERCOT regions because these are the regions in which we have the most significant portfolios of assets. While we provide a brief overview of the primary regional rules and regulations affecting our facilities located in other regions of the country, we do not provide an in-depth discussion of these rules and regulations because our asset portfolio in those regions is not significant. All facility and MW data is reported as of December 31, 2006.

Western Region

Our subsidiaries own 47 generating facilities (including one facility under construction) with the capacity to generate a total of 8,086 net MW in the WECC region, which extends from the Rocky Mountains westward. The majority of these facilities are located in California, in the CAISO control area. We also own generating facilities in Arizona, Colorado, Oregon and Washington.

While CAISO manages the transmission lines, the transmission lines themselves are owned by individual utilities such as PG&E and Southern California Edison Company. CAISO is responsible for ensuring the safe and reliable operation of the transmission grid within California and providing open, nondiscriminatory transmission services. Pursuant to a FERC-approved tariff, CAISO has certain abilities to impose penalties on market participants for violations of its rules. CAISO maintains various markets for wholesale sales of electricity, differentiated by time and type of electrical service, into which our subsidiaries may sell electricity from time to time. These markets are subject to various controls, such as price caps and mitigation of bids when reference prices are exceeded. The controls and the markets themselves are subject to regulatory change at any time.

On September 21, 2006, FERC issued an order approving the CAISO’s MRTU proposal. The MRTU is a comprehensive redesign of all CAISO operations currently slated to go into effect March 2008. Under MRTU, the CAISO will run a new integrated day-ahead market for energy and ancillary services as well as a real-time market and an hour-ahead scheduling protocol. The energy market will change from a zonal to a nodal market. The primary features of a nodal market include a centralized, day-ahead market for energy, nodal transmission congestion management model that results in locational marginal pricing at each generation location, financial congestion hedging instruments and centralized day-ahead commitment process. Given the comprehensiveness of the market design, with features that may prove to be both positive and negative for energy sellers, we cannot predict at this time what impact MRTU will have on our business.

Our plants located outside of California either sell power into the markets administered by CAISO or sell power through bilateral transactions outside CAISO. Those transactions occurring outside CAISO are subject to FERC regulation and oversight, but they are not subject to CAISO rules and regulations.

Texas Region

Our subsidiaries own 12 natural gas-fired generating facilities (including one facility under construction as of December 31, 2006) in the Texas region with the total capacity to generate 7,510 net MW, all of which are physically located in the ERCOT market. ERCOT is an ISO that manages approximately 85% of Texas’ power market and an electric grid covering about 75% of the state, overseeing transactions associated with Texas’ competitive wholesale and retail electric market. The remainder of the Texas market is part of SPP, SERC and WECC. FERC does not regulate wholesale sales of power in ERCOT. ERCOT is largely a bilateral wholesale power market, which allows buyers and sellers to competitively negotiate contracts for energy, capacity and ancillary services. ERCOT meets its system needs by using ancillary service capacity and running a balancing energy service. Balancing energy services procured by ERCOT generally comprise about 5% of the daily power market. ERCOT manages transmission congestion with zonal and intra-zonal type arrangements. The PUCT has approved a new nodal market design, which features locational marginal pricing for the ERCOT market. The new nodal market will allow ERCOT to perform centralized day-ahead unit commitment and economic dispatch processes based on bid prices. The nodal market design is scheduled for full implementation by mid-December 2008, but given this is a significant change in market design, a later implementation date is not inconceivable. Given the long-lead time to implement nodal pricing in ERCOT, which may include market rule changes not known at this time, we cannot predict the impact on our business.

The PUCT exercises regulatory jurisdiction over the rates and services of any electric utility conducting business within Texas. Our subsidiaries that own facilities in Texas have power generation company status at the PUCT and are either EWGs or QFs and are exempt from PUCT rate regulation. The PUCT recently adopted a wholesale market enforcement rule and rules regarding wholesale electric market power and resource adequacy in the ERCOT power region, including an increase in the offer cap for energy purchased by ERCOT to balance load and generation resources and maintain system frequency. The new resource adequacy rule establishes an energy-only model rather than the capacity-based resource adequacy model more common among RTOs or ISOs in the Eastern Interconnect. The current offer cap is scheduled to incrementally increase over the next several years. Under certain market conditions, the offer cap could be lowered below the current cap. Our subsidiaries are subject to the recently adopted price caps, but only as it applies to sales of such energy services to ERCOT. At this time, we cannot accurately predict the impact of these new rules on the ERCOT market or on our business.

Northeast Region

New York and the Northeast regions are part of the NPCC NERC region, in which we have a total of seven natural-gas powered generating facilities (including one under construction in Ontario, Canada) with the capacity to generate a total of 1,392 MW. We have five generating plants in New York. NYISO manages the transmission system in New York and operates the state’s wholesale electricity markets. NYISO manages both day-ahead and real time energy markets using a zonal locational based marginal pricing mechanism that pays each generator the marginally accepted bid price for the energy it produces and delivers within a specified zone. NYISO currently has a bid cap for energy in New York which is expected to continue for the immediate future, and a different bid cap for installed capacity in New York City.

We have one plant in the Northeast region. ISO New England is the RTO for Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. ISO NE has broad authority over the day-to-day operation of the transmission system and operates a day-ahead and real time wholesale energy market.

Mid-Atlantic Region

Three of our facilities, with the capacity to generate a total of 253 MW (in which our net interest is 193.1 MW) sell into and purchase power from the markets operated by PJM, which is located in the RFC NERC region. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model.

On August 31, 2005, PJM filed its RPM with FERC. This proposal is intended to replace its current capacity market rules. The new RPM proposal would provide for establishment of locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2007. On December 22, 2006, FERC approved RPM. RPM is expected to increase opportunities for generators to receive more revenues for their capacity.

PJM and the MISO have been directed by FERC to establish a common and seamless market, an effort that is largely dependent upon the MISO’s ability first to establish and operate its markets. The development of a joint market is contingent on the approval of the internal costs to both entities to develop and operate the infrastructure necessary for joint operations. It is unclear at this time if either the respective entities or FERC will approve such costs to achieve a common and seamless market.

Midwest Region

We have four natural gas-fired plants with the capacity to generate a total of 1,933 MW operating within the MISO market, in which one is located in the RFC and three are located in the MRO NERC regions. MISO is a FERC approved RTO that provides independent administration of the electric power grid. MISO is a competitive wholesale market that features a nodal market with real-time and day-ahead markets as well as a Firm Transmission Rights market. MISO, by default, has an energy-only based resource adequacy model, but it is considering a capacity-based resource adequacy model similar to those found in northeastern markets.

We have three natural gas-fired plants with the capacity to generate a total of 1,814 MW operating in the SPP footprint. SPP is an RTO approved by FERC that provides independent administration of the electric power grid. SPP is a competitive wholesale market that features a nodal market with a real-time market, but it does not have a capacity market. An energy imbalance service market began on February 1, 2007.

Southeast Region

We have 12 natural gas-fired plants with the capacity to generate a total of 6,332 MW (in which our net interest is 5,726 MW) operating in the SERC and the FRCC NERC regions. Opportunities to negotiate bilateral, individual contracts and long-term transactions with investor owned utilities, municipalities and cooperatives exist within these footprints. In addition to entering into bilateral transactions, there is a limited opportunity to capture option value in the short-term market. In the Entergy sub-region, SPP has been designated as the ICT, which is under development. In this capacity, the ICT provides oversight of the Entergy transmission system. Also under development is a WPP, which will result in a formal process by which Entergy will procure competitive wholesale power. At this time, we cannot accurately predict the impact of the ICT or the WPP on our business.

Federal Regulation of Transportation and Sale of Natural Gas

Because the majority of our electric generating capacity is derived from natural gas-burning facilities, we are broadly impacted by federal regulation of natural gas transportation. Furthermore, our two natural gas transportation pipelines in Texas are subject to FERC regulation. Under the NGA, the NGPA and the Outer Continental Shelf Lands Act, FERC is authorized to regulate pipeline, storage and liquefied natural gas facility construction; the transportation of natural gas in interstate commerce; the abandonment of facilities; and the rates for services.

The cost of natural gas is ordinarily the largest operational expense of a gas-fired project and is critical to the project’s economics. The risks associated with using natural gas can include the need to arrange gathering, processing, extraction, blending and storage, as well as transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is imported from a foreign country; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, whether firm or non-firm transportation is purchased and the operations of the gas pipeline); regulatory diversion; and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations). The use of pipelines for delivery of natural gas has proven to be an efficient and reliable method of meeting customers’ fuel needs with a low risk of supply interruption.

State Energy Regulation

State PUCs have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since a PPA becomes a part of a utility’s cost structure (generally reflected in its retail rates), PPAs with independent electricity producers, such as EWGs, are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the PPAs. A PUC is generally inclined to authorize the purchasing utility to pass through to the utility’s retail customers the expenses associated with a PPA with an independent power producer, although there may be circumstances when it would disallow full cost recovery. Because all of our affiliates are either QFs or EWGs, none of our affiliates are currently subject to direct rate regulation by a state PUC. However, states may also assert jurisdiction over the siting and construction of electricity generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities. In California, for example, the PUC was required by statute to adopt and enforce maintenance and operation standards for generating facilities “located in the state,” including EWGs but excluding QFs, for the purpose of ensuring their reliable operation. As the owner and operator of generating facilities in California, our subsidiaries are subject to the generation facilities maintenance and operation standards and the general duty standards that are enforced by the CPUC.

State PUCs also have jurisdiction over the transportation of natural gas by LDCs as well as their rates. Each state’s regulatory laws are somewhat different; however, all generally require the LDC to obtain approval from the PUC for the construction of facilities and transportation services if the LDC’s generally applicable tariffs do not cover the proposed transaction. In addition, PUC regulations can establish the priority of curtailment of gas deliveries when gas supply is scarce. We own and operate certain pipeline assets in certain states where we have plants. LNG deliveries into the LDC pipeline system could impact plant operations and the ability to meet emission limits unless appropriate gas specifications are implemented.

In addition, our Texas pipelines are subject to regulation as gas utilities by the Railroad Commission of Texas for rates and services.

Environmental Regulations

Our facilities and equipment necessary to support them are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to us primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, hazardous materials handling and disposal, waste disposal and noise regulations. Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws that apply to us. In most cases, analogous state laws also exist that may impose similar and, in some cases, more stringent requirements on us than those discussed below. Our general position with respect to these laws attempts to take advantage of our relatively clean portfolio of power plants as compared to our larger competitors.

Climate Change Legislation

Our emissions of CO2 amounted to over 35 million tons in 2005. Although there are no laws regulating GHG emissions, there has been increased attention to climate change in the U.S. Several bills to regulate GHG from the electricity section were introduced in the U.S. House of Representatives and the Senate in 2006, and more are expected in 2007, making climate change initiatives an emerging priority on the environmental legislative and regulatory front. Therefore, regulation of GHGs could have a material impact on the conduct of our business. We are actively participating in the debates surrounding federal regulation of GHG emissions from the electric generating sector in an attempt to minimize future impacts to our business.

Supreme Court Case Regarding Regulation of GHG

Twelve states and various environmental groups filed suit against the EPA in Commonwealth of Massachusetts v. EPA seeking confirmation that the EPA has an existing obligation to regulate GHGs, under the CAA. The EPA refused to regulate GHG emissions from motor vehicles on the basis that the CAA did not require regulation of GHGs, including carbon dioxide, as pollutants. In July 2005, the U.S. Court of Appeals for the District of Columbia Circuit supported the EPA’s position.

After a series of appeals, the U.S. Supreme Court agreed in March 2006 to consider the case. We submitted a brief of amicus curiae in support of the plaintiffs’ case, and oral arguments were made before the U.S. Supreme Court in November 2006. Although the U.S. Supreme Court has not yet rendered a decision on the matter, the outcome of this (and similar) suits could affect the overall regulation of GHGs under the CAA.

Climate Change — Regional Activities

Although standards have not been developed at the national level, several states and regional organizations are developing, or already have developed, state-specific or regional legislative initiatives to reduce GHG emissions through mandatory programs. The two most advanced programs relate to climate change regulation in California and actions taken by a coalition of northeast states. The evolution of these programs could have a material impact on our business. However, we believe we will face a lower compliance burden than some competitors due to the relatively low GHG emission rates of our fleet.

In California, AB 32 and SB 1368 were signed into law in September 2006. AB 32 creates a statewide cap on GHG emissions and requires that the state return to 1990 emission levels by 2020; implementation is slated to begin by January 1, 2010. SB 1368 requires GHG emissions performance standard for long-term procurement of electricity, which would apply to all load-serving entities in the state by mid-2007.

Beginning in 2009, nine northeast and mid-Atlantic states will launch RGGI which will affect our facilities in Maine, New York and New Jersey. RGGI will cap CO2 emissions at current levels, through 2015, and the cap will decrease annually by 2.5% until 2019, when the total RGGI cap will be reduced by 10% compared to the initial cap level. Each participating state will receive a share of the total RGGI cap, and decisions on how the allowances will be distributed will be made by each state. However, RGGI requires that at least 25% of the state allocations be set aside for public purposes, which are expected to be distributed through auctions instead of direct allocations to affected generators.

State-level implementation of RGGI is in process, but some states — including New York — have expressed interest in pursuing an auction process to distribute all allowances, which would require fossil fuel-fired generating units to purchase allowances on the open market.

Clean Air Act

The Clean Air Act provides for the regulation of air quality and air emissions, largely through state implementation of federal requirements. In 1990, Congress amended CAA to specifically provide for acid deposition control through the regulation of NOx and SO2 emissions from electric generating units. We believe that all of our operating plants and relevant oil and gas-related facilities are in compliance with federal performance standards mandated under CAA as amended.

Acid Rain Program

As a result of the 1990 CAA amendments, the EPA established a cap and trade program for SO2 emissions from electric generating units throughout the U.S. Under this program, a permanent ceiling (or cap) was set of 8.95 million allowances for total annual SO2 allowance allocations to power generators. Each allowance permits a unit to emit one ton of SO2 during or after a specified year, and allowances may be bought, sold or banked. All but a small percentage of allowances were allocated to electric generating units placed into service before 1990. None of our facilities received an allocation, so we must purchase allowances to cover all SO2 emissions from our affected facilities and satisfy our compliance obligations. Since our entire fleet emits about 200 tons of SO2 per year, we believe that our compliance expense for this program will be relatively insignificant compared to many of our competitors.

NOx SIP Call

In response to concerns about interstate contributions to ozone concentrations above the NAAQS, the EPA promulgated regulations establishing a cap and trade program for NOx emissions from electric generating and industrial steam generating units in most of the eastern U.S. in May 2004. Under these regulations, the EPA set a NOx emissions cap for each state and each affected unit receives NOx emissions allowances through allocation mechanisms that vary by state. Emission compliance obligations apply during the ozone season, which extends from May through September. If an affected unit exceeds its allocated allowances, it must purchase additional allowances to resolve the shortfall.

We own and operate numerous facilities that are affected by this program. To date, NOx allowance allocations have been sufficient to cover all emissions and we have sold some surplus allowances for a small profit. We believe that the relatively low NOx emission rate of our fleet in general keeps our compliance costs for this program lower than those of many of our competitors.

Clean Air Interstate Rule

CAIR is intended to reduce SO2 and NOx emissions in 29 eastern states and the District of Columbia and address transport of pollutants that contribute to nonattainment of NAAQS for fine particulate matter and ozone. The rule includes both seasonal and annual NOx control programs as well as an annual SO2 control program. A significant portion of our generating fleet will be subject to these programs.

The compliance deadline for Phase I of the NOx control program becomes effective in 2009 and the SO2 control program becomes effective in 2010, with the final compliance phase for both beginning in 2015. With respect to SO2 emissions, CAIR relies largely upon the cap and trade mechanism established under the EPA’s acid rain program discussed above and compliance with CAIR will be demonstrated through the use of SO2 allowances issued under the EPA’s acid rain program. CAIR will require the use of two emission allowances for each ton of SO2 emitted beginning in 2010, and 2.87 emission allowances for each ton of SO2 emitted beginning in 2015. As our fleet’s SO2 emissions are low, we expect our costs of compliance with CAIR to be lower than those of many of our competitors.

CAIR provides for a new NOx cap and trade mechanism that issues allowances to the majority of affected sources. NOx emissions will be covered with a one-for-one ratio of allowances to tons; however, the total emissions cap will be reduced in 2015, which generally will have the effect of reducing allowance allocations to affected sources.

In August 2005, the EPA published a proposed rule that includes a FIP to implement the provisions of CAIR. Each CAIR-affected state has the option of adopting the FIP or developing their own state-level plan, which allows individual consideration of NOx allocation mechanisms, among other considerations. In general, the FIP allocation mechanism is less favorable to us than the various proposed state-level rulemakings, and we have actively participated in various state-level rulemakings to achieve more favorable allocation treatment for our facilities. We do not believe that CAIR will require significant compliance expenditures.

Houston/Galveston Nonattainment

Regulations adopted by the TCEQ to attain the one-hour NAAQS for ozone included the establishment of a cap and trade program for NOx emitted by power generating facilities in the Houston/Galveston ozone nonattainment area. We own and operate seven facilities that participate in this program, all of which have, or will receive, NOx allowance allocations based on historical operating profiles.

At this time, our Houston-area generating facilities have sufficient NOx allowances to meet forecasted obligations under the program. However, TCEQ may modify future allocations of NOx to facilities participating in the trading program in support of efforts to comply with the new 8-hour ozone NAAQS.

Should allowance shortfalls occur, we would be required to purchase NOx allowances or install emissions control equipment on certain facilities.

Multipollutant Legislation

There also have been numerous federal legislative proposals made in the past several years to further reduce emissions of SO2, NOx and mercury, as well as to regulate emissions of CO2 for the first time. Because our gas-fired and geothermal power plants has a lower emissions rate than the average U.S. coal- or oil-fired power plant as discussed in Item 1. “Business — Environmental Stewardship,” it is possible that we will be less impacted by such regulation than owners of older, higher emitting fleets. However, the full scope of impact will depend on the details of implementation associated with specific legislation, such as allocation of emissions allowances and point of regulation.

Clean Water Act

The federal Clean Water Act establishes rules regulating the discharge of pollutants into waters of the U.S. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, from certain of our facilities. We believe that, with respect to our geothermal operations, we are exempt from newly promulgated federal storm water requirements. We are required to maintain a spill prevention control and countermeasure plan with respect to certain of our oil and gas facilities. We believe that we are in material compliance with applicable discharge requirements of the federal Clean Water Act.

Safe Drinking Water Act

Part C of the Safe Drinking Water Act mandates established the underground injection control program that regulates the disposal of wastes by means of deep well injection, which is used for geothermal production activities. With the passage of EPAct 2005, oil, gas and geothermal production activities are exempt from the underground injection control program under the Safe Drinking Water Act.

Resource Conservation and Recovery Act

RCRA regulates the management of solid and hazardous waste. With respect to our solid waste disposal practices at the power generation facilities and steam fields located in the Geysers region of northern California, we are also subject to certain solid waste requirements under applicable California laws. We believe that our operations are in material compliance with RCRA and all such laws.

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

Regulation of Canadian Gas

The Canadian natural gas industry is subject to extensive regulation by federal and provincial authorities. At the federal level, a party exporting gas from Canada must obtain an export license from the National Energy Board. The National Energy Board also regulates Canadian pipeline transportation rates and the construction of pipeline facilities. Gas producers also must obtain a removal permit or license from each provincial authority before natural gas may be removed from the province, and provincial authorities regulate intra-provincial pipeline and gathering systems. In addition, a party importing natural gas into the U.S. or exporting natural gas from the U.S. first must obtain an import or export authorization from the U.S. Department of Energy.

EMPLOYEES

As of December 31, 2006, we employed 2,306 full-time people, of whom 48 were represented by collective bargaining agreements. We have never experienced a work stoppage or strike. As part of our restructuring program, in 2006 we began implementing staff reductions, and approximately 850 positions have been eliminated out of a total of approximately 1,100 positions (over one-third of our workforce of 3,265 full-time people as of December 31, 2005) originally slated for elimination. We continue to evaluate our staffing needs and expect that there will be further staff reductions in 2007, but the total number may change depending on whether certain asset sales or other divestitures or facility shutdowns occur.

Item 1A.	Risk Factors

Risks Relating to Bankruptcy

We are subject to the risks and uncertainties associated with our Chapter 11 and CCAA proceedings.  We continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Courts and in accordance with the applicable provisions of the Bankruptcy Code, the CCAA and orders of the Bankruptcy Courts. As a result, we are subject to the risks and uncertainties associated with our Chapter 11 cases and CCAA proceedings which include, among other things:

•	our ability to obtain and maintain normal terms with customers, vendors and service providers and maintain contracts and leases that are critical to our operations;

•	our ability to obtain needed approval of the applicable Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities;

•	limitations on our ability to obtain applicable Bankruptcy Court approval with respect to motions in the Chapter 11 cases and CCAA proceedings that we may seek from time to time or potentially adverse decisions by the Bankruptcy Courts with respect to such motions, including due to the actions and decisions of our creditors and other third parties, who may oppose our plans or who may seek to require us to take actions that we oppose;

•	limitations on our ability to avoid or reject contracts or leases that are burdensome or uneconomical;

•	limitations on our ability to raise capital to satisfy claims, including our potential need to sell assets in order to satisfy claims against us;

•	our ability to attract, motivate and retain key personnel, which is restricted by the Bankruptcy Code that, among other things, limits our ability to implement a retention program or take other measures intended to motivate employees to remain with the Company; and

•	our loss of control and subsequent deconsolidation of the Canadian Debtors.

These risks and uncertainties could negatively affect our business and operations in various ways. For example, events or publicity associated with our Chapter 11 and CCAA proceedings could adversely affect our relationships with customers, vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if such proceedings are protracted.

As a result of our bankruptcy filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our existing DIP Facility and Replacement DIP Facility and the adequate assurance provisions of the Cash Collateral Order and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges that we face in connection with our business.

Accordingly, trading in our securities during the pendency of our Chapter 11 and CCAA proceedings is highly speculative and poses substantial risks. These risks include extremely volatile trading prices. In addition, during the pendency of the Chapter 11 proceeding, the U.S. Bankruptcy Court has entered an order that places certain limitations on trading in our common stock and certain securities, including options, convertible into our common stock, and has also provided the potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates (in the event that such procedures are approved in the future). Holders of our securities, especially holders of our common stock, may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

We may not be able to confirm or consummate a plan of reorganization.  In order to successfully emerge from our Chapter 11 cases as a viable company, we must develop, obtain requisite U.S. Bankruptcy Court and creditor approval of, and consummate a Chapter 11 plan of reorganization. This process requires us to meet certain statutory requirements with respect to adequacy of disclosure regarding a plan of reorganization, soliciting and obtaining creditor acceptances of a plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm a plan of reorganization. Even if the requisite acceptances to a plan of reorganization are received, the U.S. Bankruptcy Court may not confirm the plan. In addition, even if a plan of reorganization is confirmed, we may not be able to consummate such plan.

Our ability to confirm and consummate a plan of reorganization will depend primarily upon the operational performance of our power generation facilities, movements in power and natural gas prices over time, our marketing and risk management activities, and our ability to successfully implement our business plan.

If a plan of reorganization is not confirmed by the U.S. Bankruptcy Court, or if we are unable to successfully consummate a plan after confirmation, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions holders of claims against us ultimately would receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as an economically viable, reorganized entity.

On December 6, 2006, the U.S. Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a reorganization plan or plans from December 31, 2006 to June 20, 2007, and granted us the exclusive right until August 20, 2007, to solicit acceptance thereof. The U.S. Bankruptcy Court has the power to terminate these periods prior to June 20, 2007, and August 20, 2007, respectively, and we can make no assurance that the U.S. Bankruptcy Court will not do so. As the Bankruptcy Code currently provides for a maximum exclusivity period of 18 months and 20 months, respectively, to file and solicit acceptance of a plan or plans of reorganization, there can be no assurance that the U.S. Bankruptcy Court would grant any further extension of those periods.

Our filings under Chapter 11 and the CCAA have exposed certain of our Non-Debtor subsidiaries to the potential exercise of rights and remedies by debt or equity holders.  Our filings under Chapter 11 and the CCAA and constraints on our business during the proceedings have resulted in (and could result in additional) defaults under certain project loan agreements of Non-Debtor subsidiaries. These filings and limitations on the ability of certain of the Calpine Debtor subsidiaries to make payments under intercompany agreements with Non-Debtor subsidiaries have resulted in defaults or potential defaults under debt or preferred equity interests issued by or certain lease obligations of certain of those Non-Debtor subsidiaries. Absent cure, waiver or other resolution in respect of these defaults from the applicable creditors or equity holders, we may not be able to prevent the acceleration of the subsidiary debt or lease obligations and the exercise of other remedies against the subsidiaries, including a sale of the equity or assets of such subsidiaries, a termination of the leasehold rights or the enforcement of buy-out rights or other remedies. While we have been able to obtain waivers with respect to certain defaults, we may not be able to extend such waivers and forbearances. If we are unable to obtain waivers or extend current waivers or make other arrangements with respect to current or future defaults, if any, under debt, preferred equity or leases of Non-Debtor subsidiaries, such Non-Debtor subsidiaries may be adversely affected, or the holders of debt or equity of such Non-Debtor subsidiaries may take actions or exercise remedies, including sales of the assets of such Non-Debtor subsidiaries, which may cause adverse effects to our financial condition or results of operations as a whole.

Transfers of our equity, or issuances of equity in connection with our restructuring, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.  Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. We have NOL carryforwards of approximately $3.8 billion as of December 31, 2006. Our ability to deduct NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 cases. During the pendency of the Chapter 11 proceeding, the U.S. Bankruptcy Court has entered an order that places certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock. The U.S. Bankruptcy Court has also provided the potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates (in the event that such procedures are approved in the future). However these limitations may not prevent an “ownership change” and our ability to utilize our net loss carryforwards may be significantly limited as a result of our reorganization.

Bankruptcy laws may limit our secured creditors’ ability to realize value from their collateral.  Upon the commencement of a case for relief under Chapter 11 of the Bankruptcy Code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the Bankruptcy Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the bankruptcy court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the Chapter 11 case. A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of a bankruptcy court, it is impossible to predict:

•	how long payments under our secured debt could be delayed as a result of our filings under Chapter 11;

•	whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral;

•	the value of the collateral; or

•	whether and to what extent secured creditors would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”

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

Furthermore, if the U.S. Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim only to the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall. The Bankruptcy Code generally permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s Chapter 11 case only to the extent the value of its collateral is determined by a bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

Some or all of the U.S. Debtors could be substantively consolidated.  There is a risk that an interested party in the Chapter 11 cases, including any of the U.S. Debtors, could request that the assets and liabilities of Calpine Corporation, or those of one or more of our U.S. Debtor subsidiaries, be substantively consolidated with those of one or more other U.S. Debtors. While it has not been requested to date, we cannot assure you that substantive consolidation will not be requested in the future, or that the U.S. Bankruptcy Court would not order it. If litigation over substantive consolidation occurs, or if substantive consolidation is ordered, the ability of a U.S. Debtor that has been substantively consolidated with another U.S. Debtor to make payments required with respect to its unsecured debt, or its secured debt to the extent that the claims of holders of such secured debt are disallowed or such debt is under secured, could be adversely affected. For example, the rights of unsecured debt holders of Calpine Corporation may be diminished or diluted if Calpine Corporation were consolidated with one or more entities that have a higher amount of unsecured priority claims or other unsecured claims relative to the value of their assets available to pay such claims (after payment of or provision for allowed secured claims). In addition, the rights of shareholders of Calpine Corporation may be diminished or diluted if Calpine Corporation or other U.S. Debtors were consolidated with entities that are insolvent.

Our financial results may be volatile and may not reflect historical trends.  While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our Consolidated Financial Statements. As a result, our historical financial performance is likely not indicative of our financial performance post-bankruptcy. In addition, upon emergence from Chapter 11, the amounts reported in our subsequent Consolidated Financial Statements may materially change relative to our historical Consolidated Financial Statements, including as a result of revisions to our operating plans pursuant to our plan of reorganization. In addition, as part of our emergence from bankruptcy protection, we expect that we will be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets. In addition, our financial results after the application of fresh start accounting may be different from historical trends. See Note 2 of the Notes to Consolidated Financial Statements for further information on our accounting while in Chapter 11.

Capital Resources; Liquidity

We have substantial liquidity needs and face liquidity pressure.  At December 31, 2006, our cash and cash equivalents were $1,077.3 million and we had $996.5 million outstanding under the DIP Facility term loan facilities and nothing outstanding under the $1 billion DIP Facility revolving credit facility (although $82.5 million of letters of credit had been issued against the revolving credit facility). We continue to have substantial liquidity needs in the operation of our business and face liquidity challenges. As of December 31, 2006, our total funded debt was $17.3 billion (including $7.9 billion of consolidated debt, $7.4 billion of debt classified as LSTC and approximately $2.0 billion of unconsolidated debt of wholly owned subsidiaries), our total consolidated assets were $18.6 billion and our stockholders’ deficit was $7.2 billion. Our ability to make payments on our indebtedness (including interest payments on our DIP Facility and our other outstanding secured indebtedness) and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We expect to have sufficient resources and borrowing capacity under the DIP Facility and, when the refinancing has closed, the Replacement DIP Facility, to meet all of our commitments throughout the projected term of our Chapter 11 cases. However, the success of our business plan, including our restructuring program, and ultimately our plan of reorganization, will depend on our being able to achieve our budgeted operating results.

Our substantial indebtedness could adversely impact our financial health and limit our operations.  Our high level of indebtedness has important consequences, including:

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

Substantially all of our indebtedness contains floating rate interest provisions, which could adversely affect our financial health if interest rates were to rise significantly.  Substantially all of our indebtedness contains floating rate interest provisions, most of which we continue to pay on a current basis or pursuant to the provisions of the Cash Collateral Order during our Chapter 11 cases. Interest on such obligations could rise to levels in excess of the cash available to us from operations. If we are unable to satisfy our obligations under our floating rate debt during the pendency of our Chapter 11 cases, particularly under our existing DIP Facility and Replacement DIP Facility, the Second Priority Notes and the CalGen Secured Debt, substantially all of which carries (or is expected to carry) floating interest rates, it could result in defaults under our DIP Facility or our being out of compliance with the requirements of the Cash Collateral Order. It may also result in our lenders seeking relief from the automatic stay in order to foreclose on the assets securing such debt or requesting other forms of relief such as adequate protection payments (to the extent that the underlying assets are losing value).

We may be unable to obtain additional financing in the future.  Our ability to arrange financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors. For example, because of our low credit ratings and the restrictions against additional borrowing in our existing DIP Facility, which we expect will continue to exist upon closing of the Replacement DIP Facility, we may not be able to obtain any material amount of additional debt financing during our Chapter 11 cases and CCAA proceedings, other than through refinancing outstanding debt, or through project financings where we are able to pledge the project assets as security. Other factors include:

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

While we may utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. It is possible that we may be unable to obtain the financing required to develop power generation facilities on terms satisfactory to us. We have financed our existing power generation facilities using a variety of leveraged financing structures, consisting of senior secured and unsecured indebtedness, construction financing, project financing, revolving credit facilities, term loans and lease obligations. Each project financing and lease obligation was structured to be fully paid out of cash flow provided by the facility or facilities financed or leased. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility.

Our DIP Facility imposes significant operating and financial restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.  These restrictions could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the existing DIP Facility and Replacement DIP Facility. These restrictions limit or prohibit our ability, subject to certain exceptions to, among other things:

•	incur additional indebtedness and issue stock;

•	make prepayments on or purchase indebtedness in whole or in part;

•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•	use money borrowed under the DIP Facility for Non-U.S. Debtors or make intercompany loans to Non-U.S. Debtors;

•	use money borrowed under the DIP Facility to make adequate protection payments to holders of Second Priority Debt;

•	make certain investments;

•	create or incur liens to secure debt;

•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	make capital expenditures beyond specified limits;

•	engage in certain business activities; and

•	acquire facilities or other businesses.

Our ability to comply with these covenants depends in part on our ability to implement our restructuring program during the Chapter 11 cases. If we are unable to achieve the goals associated with our restructuring program and the other elements of our business plan, we may not be able to comply with these covenants. The existing DIP Facility and Replacement DIP Facility contain events of default customary for DIP financings of this type, including cross defaults and certain change of control events. If we fail to comply with the covenants in the existing DIP Facility and Replacement DIP Facility and are unable to obtain a waiver or amendment or a default exists and is continuing under the existing DIP Facility and Replacement DIP Facility, the lenders could declare outstanding borrowings and other obligations under the existing DIP Facility and Replacement DIP Facility immediately due and payable.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We may not be able to obtain such waivers, amendments or alternative financing, or if obtained, it could be on terms that are not acceptable to us. If we are unable to comply with the terms of the DIP Facility or, if completed, the Replacement DIP Facility, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement a plan of reorganization.

As a result of our impaired credit status due to our Chapter 11 filings, our operations may be restricted and our liquidity requirements increased.  As a result of our Chapter 11 filings, our credit status has been impaired. Such impairment has had a negative impact on our liquidity by increasing the amount of collateral required by our trading counterparties. In addition, fewer trading counterparties may be willing to do business with us, which reduces our ability to negotiate more favorable terms with them. We expect that our perceived creditworthiness will continue to be impaired throughout the pendency of our Chapter 11 cases and CCAA proceedings, and there is no assurance that our credit ratings will improve in the future. While financing opportunities available to us have been restricted as a result, we have been able to obtain debtor-in-possession financing on terms that we believe are attractive. However, our impaired credit has resulted in the requirement that we provide additional collateral, letters of credit or cash for credit support obligations and had certain adverse impacts on our subsidiaries’ and our business, financial position and results of operations.

In particular, in light of our Chapter 11 cases and CCAA proceedings and our current credit ratings, many of our customers and counterparties are requiring that our and our subsidiaries’ obligations be secured by letters of credit or cash. Banks issuing letters of credit for our or our subsidiaries’ accounts are similarly requiring that the reimbursement obligations be cash-collateralized. In a typical commodities transaction, the amount of security that must be posted can change daily depending on the mark-to-market value of the transaction. These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there were a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. We may use up to $375 million of the revolving credit facility under our existing DIP Facility for letters of credit (up to $550 million under the Replacement DIP Facility), which in addition to cash available under the DIP Facility and Replacement DIP Facility we believe will be sufficient to satisfy our collateral requirements; however, it is possible that such amounts may not be sufficient. While we are exploring with counterparties and financial institutions various alternative approaches to credit support, we may not be able to provide alternative credit support in lieu of cash collateral or letter of credit posting requirements.

Use of commodity contracts, including standard power and gas contracts (many of which constitute derivatives), can create volatility in earnings and may require significant cash collateral.  During 2006, we recognized $99.0 million in mark-to-market gains on electric power and natural gas derivatives after recognizing $11.4 million in gains in 2005 and $13.4 million in gains in 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies” for a discussion of the significant estimates and judgments utilized in the accounting for commodity derivative instruments. We may enter into other transactions in future periods that require us to mark various derivatives to market through earnings. The nature of the transactions that we enter into and the volatility of natural gas and electric power prices will determine the volatility of earnings that we may experience related to these transactions.

Companies using derivatives, which include many commodity contracts, are sensitive to the inherent risks of such transactions. Consequently (and for us, as a result of our Chapter 11 cases and credit rating downgrades), many companies, including us, are required to post cash collateral for certain commodity transactions in excess of what was previously required. As of December 31, 2006 and 2005, to support commodity transactions, we had margin deposits with third parties of $213.6 million and $287.5 million, respectively; we had gas and power prepayment balances of $114.2 million and $103.2 million, respectively; and we had letters of credit outstanding of $2.0 million and $88.1 million, respectively. Counterparties had deposited with us $0.1 million and $27.0 million as margin deposits at December 31, 2006 and 2005, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. See also “— Capital Resources; Liquidity — As a result of our impaired credit status due to our Chapter 11 filings, our operations may be restricted and our liquidity requirements increased,” above. Certain of our financing arrangements for our facilities required us to post letters of credit of credit which are at risk of being drawn down in the event we or the applicable subsidiary defaults on certain of its obligations.

Our ability to generate cash depends upon the performance of our subsidiaries.   Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their earnings and cash flow to service our indebtedness, including our existing DIP Facility and Replacement DIP Facility, finance our ongoing operations and fund our restructuring costs. While certain of our indentures and other debt instruments limit our ability to enter into agreements that restrict our ability to receive dividends and other distributions from our subsidiaries, some of these limitations are subject to a number of significant exceptions (including exceptions permitting such restrictions in connection with subsidiary financings). Accordingly, the financing agreements of certain of our subsidiaries and other affiliates generally restrict their ability to pay dividends, make distributions, or otherwise transfer funds to us prior to the payment of their other obligations, including their outstanding debt, operating expenses, lease payments and reserves, or during the existence of a default, including bankruptcy related events of default.

In addition, the Bankruptcy Code and the Cash Collateral Order limit the circumstances and manner in which we may obtain cash from our subsidiaries that are U.S. Debtors. As a result of the Chapter 11 filings of our U.S. Debtor subsidiaries, as well as provisions of the Cash Collateral Order, we generally may not receive cash dividends from our subsidiaries. Instead, we may, under the Cash Collateral Order, enter into intercompany loan arrangements with our subsidiaries. While the Cash Collateral Order provides that such intercompany loans may be made despite the existence of defaults related to our Chapter 11 filings, if other defaults exist under the subsidiary financing documents then cash transfers to us, even in the form of an intercompany loan, may be restricted. The additional expense and delay in negotiating and obtaining approval of intercompany loan agreements, particularly where defaults that are not related to our Chapter 11 filings exist under project financing documents, further restrict our ability to receive cash from our subsidiaries’ operations, particularly where obtaining an intercompany loan would require modification of the Cash Collateral Order.

We may utilize project financing, preferred equity and other types of subsidiary financing transactions when appropriate in the future.  Our ability and the ability of our subsidiaries to incur additional indebtedness is limited by the Bankruptcy Code and the Cash Collateral Order, and in some cases by existing indentures, debt instruments or other agreements. Our subsidiaries may incur additional construction/project financing indebtedness, issue preferred stock to finance the acquisition and development of new power generation facilities and engage in certain types of non-recourse financings and issuance of preferred stock to the extent permitted by the Bankruptcy Code, orders of the U.S. Bankruptcy Court or existing agreements and may continue to do so in order to fund our ongoing operations and emergence from Chapter 11. Any such newly incurred subsidiary debt would be added to our current consolidated debt levels and could intensify the risks associated with our already substantial leverage. Any such newly incurred subsidiary preferred stock would likely be structurally senior to our debt and could also intensify the risks associated with our already substantial leverage.

Our senior notes and our other senior debt are effectively subordinated to all indebtedness and other liabilities of our subsidiaries and other affiliates and may be effectively subordinated to our secured debt to the extent of the value of the assets securing such debt.  Our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to indebtedness of Calpine Corporation or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In connection with our Chapter 11 cases and CCAA proceedings, we expect that such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any of those assets are made available for distribution to Calpine Corporation or the holders of Calpine Corporation’s indebtedness. As a result, holders of Calpine Corporation indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of its subsidiaries and affiliates, and holders of debt of one of such subsidiaries or affiliates will effectively be so subordinated with respect to all other subsidiaries and affiliates. As of December 31, 2006, our subsidiaries had $5.5 billion of secured construction/project financing (including the CCFC and CalGen financings).

In addition, our unsecured notes and our other unsecured debt are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness. Our secured indebtedness includes our $996.5 million in outstanding loans under our DIP Facility and potentially our $3.7 billion in outstanding Second Priority Debt, which we have classified as LSTC. Borrowings under the DIP Facility are secured by priority liens on all of Calpine’s unencumbered assets, including the Geysers Assets, and junior liens on all of its encumbered assets; the Second Priority Debt is secured by, second priority liens on, among other things, substantially all of the assets owned directly by Calpine Corporation including power plant assets owned directly by Calpine Corporation and the equity in subsidiaries directly owned by Calpine Corporation. Our $782.3 million of CCFC term loans and notes outstanding as of December 31, 2006, are secured by the assets and contracts associated with the six natural gas-fired electric generating facilities owned by CCFC and its subsidiaries and the CCFC lenders’ and note holders’ recourse is limited to such security. Our $2.5 billion of CalGen secured institutional term loans, notes and revolving credit facility are secured by asset liens on CalGen’s power generation facilities (other than the Goldendale facility), and by a stock pledge of the equity interests in CalGen and CalGen Finance Corp., and the CalGen lenders’ and note holders’ recourse is limited to such security. We have additional non-recourse project financings, secured in each case by the assets of the project being financed. See also “— Risks Relating to Bankruptcy — Some or all of the U.S. Debtors could be substantively consolidated” above for a discussion of risks related to substantive consolidation.

Operations

Our results are subject to quarterly and seasonal fluctuations.  Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors (see Note 16 of the Notes to Consolidated Financial Statements), including:

•	seasonal variations in energy and gas prices and capacity payments;

•	weather;

•	variations in levels of production, including from forced outages;

•	unavailability of emissions credits;

•	natural disasters, wars, sabotage, terrorist acts, earthquakes, hurricanes and other catastrophic events; and

•	the completion of development and construction projects.

In particular, a disproportionate amount of our total revenue has historically been realized during the third fiscal quarter and we expect this trend to continue in the future as U.S. demand for electricity peaks in the third fiscal quarter. If our total revenue were below seasonal expectations during that quarter, by reason of facility operational performance issues, cool summers, mild winters or other factors, it could have a disproportionate effect on our expectations and the expectations of securities analysts and investors with regard to our annual operating results.

In certain situations, our PPAs and other contractual arrangements, including construction agreements, commodity contracts, maintenance agreements and other arrangements may be terminated by the counterparty, and/or may allow the counterparty to seek liquidated damages.  The situations that could allow a contract counterparty to terminate the contract and/or seek liquidated damages include:

•	the cessation or abandonment of the development, construction, maintenance or operation of a facility;

•	failure of a facility to achieve construction milestones or commercial operation by agreed upon deadlines;

•	failure of a facility to achieve certain output or efficiency minimums;

•	failure by us to make any of the payments owing to the counterparty or to establish, maintain, restore, extend the term of, or increase any required collateral;

•	failure of a facility to obtain material permits and regulatory approvals by agreed upon deadlines;

•	a material breach of a representation or warranty or failure by us to observe, comply with or perform any other material obligation under the contract; or

•	events of liquidation, dissolution, insolvency or bankruptcy.

We may be unable to obtain an adequate supply of natural gas in the future at prices acceptable to us.  To date, our fuel acquisition strategy has included various combinations of our own gas reserves (which were substantially sold in 2005), gas prepayment contracts, short-, medium- and long-term supply contracts, acquisition of gas in storage and gas hedging transactions. In our gas supply arrangements, we attempt to match the fuel cost with the fuel component included in the facility’s PPAs in order to minimize a project’s exposure to fuel price risk. In addition, the focus of our commercial operations unit is to manage the spark spread for our portfolio of generating plants, and we actively enter into hedging transactions to lock in gas costs and spark spreads. We believe that there will be adequate supplies of natural gas available at reasonable prices for each of our facilities when current gas supply agreements expire. However, gas supplies may not be available for the full term of the facilities’ PPAs, and gas prices may increase significantly. Additionally, our credit ratings may inhibit our ability to procure gas supplies from third parties. If gas is not available, or if gas prices increase above the level that can be recovered in electricity prices, there could be a negative impact on our results of operations or financial condition.

For the year ended December 31, 2004, we obtained approximately 7% of our physical natural gas supply needs through owned natural gas reserves. Following the sale of substantially all of our oil and natural gas assets in 2005, we satisfy less than 1% of our natural gas supply needs through owned natural gas reserves. Since that time, we obtain substantially all of our physical natural gas supply from the market and utilize the natural gas financial markets to hedge our exposures to natural gas price risk. Our current less-than-investment grade credit rating increases the amount of collateral that certain of our suppliers require us to post for purchases of physical natural gas supply and hedging instruments. To the extent that we do not have cash or other means of posting credit, we may be unable to procure an adequate supply of natural gas or natural gas hedging instruments. In addition, the fact that our deliveries of natural gas depend upon the natural gas pipeline infrastructure in markets where we operate power plants exposes us to supply disruptions in the unusual event that the pipeline infrastructure is damaged or disabled.

We rely on electric transmission and natural gas distribution facilities owned and operated by other companies.  We depend on facilities and assets that we do not own or control for the transmission to our customers of the electricity produced in our facilities and the distribution of natural gas fuel to our facilities. If these transmission and distribution systems are disrupted or capacity on those systems is inadequate, our ability to sell and deliver electric energy products or obtain fuel may be hindered. ISOs that oversee transmission systems in regional power markets have imposed price limitations and other mechanisms to address volatility in their power markets. Existing congestion as well as expansion of transmission systems could affect our performance.

Our revenues and results of operations depend on market rules, regulation and other forces beyond our control.  Our revenues and results of operations are influenced by factors that are beyond our control, including:

•	rate caps, price limitations and bidding rules imposed by ISOs, RTOs and other market regulators that may impair our ability to recover our costs and limit our return on our capital investments; and

•	our competitors’ entitlement guaranteed rates of return on their capital investments, which returns may in some instances exceed such investments, and our inability to sell our power mandated rates.

Revenue may be reduced significantly upon expiration or termination of our PPAs.  Some of the electricity we generate from our existing portfolio is sold under long-term PPAs that expire at various times. We also sell power under short to intermediate term (one to five years) PPAs. Our uncontracted capacity is generally sold on the spot market at current market prices. When the terms of each of our various PPAs expire, it is possible that the price paid to us for the generation of electricity under subsequent arrangements or on the spot market may be significantly less than the price that had been paid to us under the PPA.

Our PPAs have an aggregate value in excess of current market prices (measured over the next five years) of approximately $1.4 billion at December 31, 2006. Values for our long-term commodity contracts are calculated using discounted cash flows derived as the difference between contractually based cash flows and the cash flows to buy or sell similar amounts of the commodity on market terms. Inherent in these valuations are significant assumptions regarding future prices, correlations and volatilities, as applicable. Because our PPAs are marked to market, the aggregate value of the contracts noted above could decrease in response to changes in the market. We are at risk of loss in margins to the extent that these contracts expire or are terminated and we are unable to replace them on comparable terms. We have four customers with which we have multiple contracts that, when combined, constitute greater than 10% of this value: CDWR $0.5 billion, PG&E $0.4 billion, Wisconsin Power & Light $0.2 billion, and Carolina Power & Light $0.2 billion. The values by customer are comprised of multiple individual contracts that expire beginning in 2008 and contain termination provisions standard to contracts in our industry such as negligence, performance default or prolonged events of force majeure.

Our power generating operations involve many risks.  Even if we are able to commence operations at a power generating facility, such operations may not commence as planned and performance may be below expected levels of output or efficiency. Furthermore, the continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes, performance below expected levels of output or efficiency and risks related to the creditworthiness of our contract counterparties and the creditworthiness of our counterparties’ counterparties (such as steam hosts, for example). From time to time our power generation facilities have experienced equipment breakdowns or failures, and we recorded expenses totaling approximately $27.5 million in 2006 and $33.8 million in 2005 in connection with these breakdowns or failures. Continued high failure rates of equipment provided by Siemens represent the highest risk for such breakdowns. However, we have programs in place that we believe will eventually substantially reduce the risk of equipment failures and result in our plants with Siemens’ equipment having availability factors competitive with plants using other manufacturers’ equipment.

In addition, a breakdown or failure may prevent the affected facility from performing under any applicable PPAs, construction agreements, commodity contracts or other contractual arrangements. Although insurance is maintained to partially protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses, or may allow a counterparty to terminate an agreement and/or seek liquidated damages. As a result, we could be unable to service principal and interest payments under, or may otherwise breach, our financing obligations, particularly with respect to the affected facility, which could result in our losing our interest in the affected facility or, possibly, one or more other power generation facilities.

Our power project development activities may not be successful.  The development of power generation facilities is subject to substantial risks. In connection with the development of a power generation facility, we must generally obtain:

•	necessary power generation equipment;

•	governmental permits and approvals including environmental permits and approvals;

•	fuel supply and transportation agreements;

•	sufficient equity capital and debt financing;

•	electricity transmission agreements;

•	water supply and wastewater discharge agreements; and

•	site agreements and construction contracts.

To the extent that our development activities continue or resume, we may be unsuccessful in developing power generation facilities on a timely and profitable basis. Although we may attempt to minimize the financial risks in the development of a project by securing a favorable PPA and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to expend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive or financeable. If we are unable to complete the development of a facility, we might not be able to recover our investment in the project and may be required to recognize additional impairments. The process for obtaining governmental permits and approvals is complicated and lengthy, often taking more than one year, and is subject to significant uncertainties.

Our geothermal energy reserves may be inadequate for our operations.  In connection with each geothermal power plant, we estimate the productivity of the geothermal resource and the expected decline in productivity. The productivity of a geothermal resource may decline more than anticipated, resulting in insufficient reserves being available for sustained generation of the electrical power capacity desired. In addition, we may not be able to successfully manage the development and operation of our geothermal reservoirs or accurately estimate the quantity or productivity of our steam reserves. An incorrect estimate or inability to manage our geothermal reserves, or a decline in productivity could adversely affect our results of operations or financial condition. In addition, the development and operation of geothermal energy resources are subject to substantial risks and uncertainties. The successful exploitation of a geothermal energy resource ultimately depends upon:

•	the heat content of the extractable steam or fluids;

•	the geology of the reservoir;

•	the total amount of recoverable reserves;

•	operating expenses relating to the extraction of steam or fluids;

•	price levels relating to the extraction of steam or fluids or power generated; and

•	capital expenditure requirements relating primarily to the drilling of new wells.

Natural disasters could damage our projects.  Certain areas where we operate and are developing many of our geothermal and gas-fired projects, particularly in WECC, are subject to frequent low-level seismic disturbances. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in ERCOT and the Southeast, experience tornados and hurricanes. Our existing power generation facilities are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious damages or disturbances to our facilities or our operations due to natural disasters. Additionally, insurance for these risks may not continue to be available to us on commercially reasonable terms.

We depend on our management and employees.  Our success is largely dependent on the skills, experience and efforts of our people. While we believe that we have excellent depth throughout all levels of management and in all key skill levels of our employees, the loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial conditions and results of operations and future growth if we could not replace them.

We depend on computer and telecommunications systems we do not own or control.  We have entered into agreements with third parties for management of data services in connection with the operation of our facilities. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. Any interruptions to our arrangements with third parties or to telecommunications infrastructure or systems could significantly disrupt our business operations.

Competition could adversely affect our performance.  The power generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies, marketing and trading companies, and other IPPs. In recent years, there has been increasing competition to obtain PPAs, and this competition has contributed to a reduction in electricity prices in certain markets. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. For instance, in Texas, legislation phased in a deregulated power market, which commenced on January 1, 2001. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the supply of electricity in the future could increase this pressure.

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

Generally, in the U.S., we are subject to regulation by FERC regarding the terms and conditions of wholesale service and the sale and transportation of natural gas, as well as by state agencies regarding physical aspects of the generation facilities. The majority of our generation is sold at market prices under the market-based rate authority granted by the FERC. If certain conditions are not met, FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of our market-based rate authority could have a materially negative impact on our generation business. FERC could also impose fines or other restrictions or requirements on us under certain circumstances.

We are also subject to numerous environmental regulations. For example, in March 2005, the EPA adopted a significant air quality regulation, CAIR, that affects our fossil fuel-fired generating facilities located in the eastern half of the U.S. CAIR addresses the interstate transport of NOx and SO2 from fossil fuel power generation facilities. Individual states are responsible for developing a mechanism for assigning emissions rights to individual facilities. States’ allocation mechanisms, which are expected to be complete in 2007, will ultimately determine the net impact to us. In addition, the potential for future regulation of emissions of GHG continues to be the subject of discussion. Our power generation facilities are significant sources of CO2 emissions, a GHG. Our compliance costs with any future federal regulation of GHG could be material. Additional legislative and regulatory initiatives may occur. Legislation or regulation ultimately adopted could adversely affect our existing projects.

Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us that may have a negative effect on our business and results of operations. Federal or state legislatures may adopt additional legislation relating to the energy industry which could restrict our business. There are proposals in many jurisdictions both to advance and to reverse the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. The adoption of new laws and regulations or the perception that new laws and regulations will be adopted could have a material adverse impact on our business, operations or financial condition. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects, and completed facilities may not comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction and operation of our facilities can be a costly and time-consuming process. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures to obtain and maintain permits. If a project is unable to function as planned due to changing requirements, loss of required permits or regulatory status or local opposition, it may create expensive delays, extended periods of non-operation or significant loss of value in a project.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in San Jose, California and Houston, Texas. These facilities are leased until 2009 and 2013, respectively. We also lease smaller offices for regional operations in Sacramento, Folsom, and Pleasanton, California; Boca Raton and Jupiter, Florida; Lincolnshire, Illinois; La Porte, Texas; and Washington, D.C.

We either lease or own the land upon which our power generation facilities are built. We believe that our properties are adequate for our current operations. A description of our power generation facilities is included under Item 1. “Business — Description of Power Generation Facilities.”

Item 3.	Legal Proceedings

See Note 15 of the Notes to Consolidated Financial Statements for a description of our legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public trading of our common stock commenced on September 20, 1996, on the NYSE under the symbol “CPN.” Prior to that, there was no public market for our common stock. On December 2, 2005, the NYSE notified us that it was suspending trading in our common stock prior to the opening of the market on December 6, 2005, and the SEC approved the application of the NYSE to delist our common stock effective March 15, 2006. Since December 6, 2005, our common stock has traded in the over-the-counter market as reported on the Pink Sheets under the symbol “CPNLQ.PK.”

The following table sets forth the high and low sale price per share of our common stock as reported on the NYSE Composite Transactions Tape for the period January 1 to December 5, 2005, and the high and low bid prices as reported on the Pink Sheets from December 6, 2005, to December 31, 2006. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

	High	Low	Market/Report

2005
First Quarter	$3.80	$2.64	NYSE
Second Quarter	3.60	1.45	NYSE
Third Quarter	3.88	2.26	NYSE
Fourth Quarter	3.05	0.20	NYSE (high)
			Pink Sheets (low)
2006
First Quarter	$0.35	$0.15	Pink Sheets
Second Quarter	0.52	0.21	Pink Sheets
Third Quarter	0.47	0.32	Pink Sheets
Fourth Quarter	1.46	0.26	Pink Sheets

As of December 29, 2006 (the last business day of 2006), there were 2,335 holders of record of our common stock.

We have not declared any cash dividends on our common stock during the past two fiscal years. We do not intend, nor do we anticipate being able, to pay any cash dividends on our common stock in the foreseeable future because of our Chapter 11 cases and liquidity constraints. In addition, our ability to pay cash dividends is restricted under certain of our indentures and our other debt agreements. Future cash dividends, if any, following our emergence from Chapter 11 will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Trading in our common stock during the pendency of our Chapter 11 cases and CCAA proceedings is highly speculative and poses substantial risks. The U.S. Bankruptcy Court has imposed restrictions on trading in our common stock and certain securities, including options, convertible into our common stock. Holders of our common stock may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and receive no payment or other consideration in return. See Item 1A. “Risk Factors,” including “— Risks Relating to Bankruptcy” for a discussion of additional risks related to our common stock.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except earnings per share)

Statement of Operations data:
Total revenue	$6,705,760	$10,112,658	$8,648,382	$8,421,170	$7,069,198

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$(1,765,412)	$(9,880,954)	$(419,683)	$(13,272)	$1,463
Discontinued operations, net of tax	—	(58,254)	177,222	114,351	117,155
Cumulative effect of a change in accounting principle, net of tax(2)	505	—	—	180,943	—

Net income (loss)(1)	$(1,764,907)	$(9,939,208)	$(242,461)	$282,022	$118,618

Basic earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$(3.68)	$(21.32)	$(0.97)	$(0.03)	$—
Discontinued operations, net of tax	—	(0.12)	0.41	0.29	0.33
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.46	—

Net income (loss)(1)	$(3.68)	$(21.44)	$(0.56)	$0.72	$0.33

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$(3.68)	$(21.32)	$(0.97)	$(0.03)	$—
Discontinued operations, net of tax	—	(0.12)	0.41	0.29	0.33
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.45	—

Net income (loss)(1)	$(3.68)	$(21.44)	$(0.56)	$0.71	$0.33

Balance Sheet data:
Total assets	$18,590,265	$20,544,797	$27,216,088	$27,303,932	$23,226,992
Short-term debt and capital lease obligations(3)	4,568,834	5,413,937	1,029,257	346,994	1,651,448
Long-term debt and capital lease obligations(4)(3)	3,351,627	2,462,462	16,940,809	17,324,284	12,456,259
Liabilities subject to compromise(4)	14,757,255	14,610,064	—	—	—
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trusts(5)	$—	$—	$—	$—	$1,123,969

(1)	As a result of our Chapter 11 and CCAA filings, for the year ended December 31, 2005, we recorded $5.0 billion of reorganization items primarily related to the provisions for expected allowed claims, impairment of our Canadian subsidiaries, write-off of unamortized deferred financing costs and losses on terminated contracts. In addition, we recorded impairment charges of $4.5 billion related to operating plants, development and construction projects, joint venture investments and notes receivable.

(2)	The 2003 gain from the cumulative effect of a change in accounting principle included three items: (1) a gain of $181.9 million, net of tax effect, from the adoption of DIG Issue No. C20; (2) a loss of $1.5 million associated with the adoption of FIN 46-R and the deconsolidation of the Trusts which issued the HIGH TIDES and (3) a gain of $0.5 million, net of tax effect, from the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.”

(3)	As a result of our Chapter 11 filings, we reclassified approximately $5.1 billion of long-term debt and capital lease obligations to short-term at December 31, 2005 as the Chapter 11 filings constituted events of default or otherwise triggered repayment obligations for the Calpine Debtors and certain Non-Debtor entities. See Note 8 of the Notes to Consolidated Financial Statements for more information.

(4)	LSTC include unsecured and under secured liabilities incurred prior to the Petition Date and exclude liabilities that are fully secured or liabilities of our subsidiaries or affiliates that have not made Chapter 11 filings and other approved payments such as taxes and payroll. As a result of our Chapter 11 filings, we reclassified approximately $7.5 billion of long-term debt to LSTC at December 31, 2005. See Note 3 of the Notes to Consolidated Financial Statements for more information.

(5)	Included in long-term debt as of December 31, 2004 and 2003.

Set forth below is a table summarizing the dollar amounts and percentages of our total revenue for the years ended December 31, 2006, 2005, and 2004, that represent purchased power and purchased gas sales for hedging and optimization and the costs we incurred to purchase the power and gas that we resold during these periods (in thousands, except percentage data):

	Years Ended December 31,
	2006	2005	2004

Total revenue	$6,705,760	$10,112,658	$8,648,382
Sales of purchased power and gas for hedging and optimization	1,249,632	3,667,992	3,376,293
As a percentage of total revenue	18.64%	36.27%	39.04%
Total cost of revenue	5,957,749	12,057,581	8,268,433
Purchased power and gas expense for hedging and optimization	1,198,378	3,417,153	3,198,690
As a percentage of total cost of revenue	20.11%	28.34%	38.69%

The primary reasons for the significant levels of these sales and cost of revenue items for the years ended December 31, 2005 and 2004, include: (i) significant levels of hedging, balancing and optimization activities by our CES risk management organization; (ii) particularly volatile markets for electricity and natural gas, which prompted us to frequently adjust our hedge positions by buying or selling power and/or natural gas, and (iii) we report most of our hedging contracts on a gross basis (as opposed to netting sales and cost of revenue). For the year ended December 31, 2006, the level of these sales and costs of revenue items declined as a result of both lower volumes and lower prices. The volume decrease resulted from (i) decreased dispatch, especially during the first half of 2006, due to lower spark spreads as a result of mild weather generally and increased hydroelectric generation in the Northwest, and (ii) limitations on our ability to conduct hedging and optimization activities as a result of reduced availability of credit and the termination or disruption of certain customer relationships following our Chapter 11 filings. The decrease related to pricing was generally the result of declining gas prices resulting in a corresponding decrease in power prices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Managements’ Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See the cautionary statement regarding forward-looking statements on page 1 of this Report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A. “Risk Factors.”

EXECUTIVE OVERVIEW

The past year has been marked by changes and challenges related to our restructuring efforts. Our primary goal in 2006 was stabilizing our business operations and adjusting to the changes caused by our Chapter 11 filings, and we believe we have made great progress during the twelve months following the Petition Date. We entered into the DIP Facility, which has provided liquidity necessary for us to continue operations as a debtor-in-possession. After performing a comprehensive review of approximately 6,000 executory contracts and leases, we identified assets and activities that no longer represented a strategic fit with our core business, and we sold or otherwise disposed of certain non-core assets and limited or exited certain activities. As a result of our asset sale activities, we have also made strides in reducing our existing indebtedness. Ultimately, during 2006 we developed the principles of our new business plan which we expect to finalize during the second quarter of 2007.

Our key challenges in 2007 will be obtaining the Replacement DIP Facility that we expect to take us through our emergence from Chapter 11 and then finalizing and soliciting confirmation of a plan or plans of reorganization in our Chapter 11 cases. On March 5, 2007, the U.S. Bankruptcy Court authorized us to pursue post-petition debt financing to repay the DIP Facility, repay certain pre-existing secured debt, finance the further development and construction of certain projects, and enhance our liquidity position. We have already begun negotiating such a Replacement DIP Facility with potential lenders and expect to close in late March 2007. By June 20, 2007, we expect to propose a plan or plans of reorganization that will provide a roadmap for our emergence from Chapter 11. Finalizing a plan or plans of reorganization will involve negotiations with the Committees and, with U.S. Bankruptcy Court approval, will determine how the claims of various creditors and interests of equity holders will be satisfied.

We continue to face challenges, but we believe our accomplishments in 2006 have positioned us to capitalize on our core competencies and successfully emerge from Chapter 11.

Our Business

We are a wholesale power company that operates and develops clean, reliable and cost-competitive power generation facilities across the U.S. Our core business and primary source of revenue is the generation and sale of electricity and electricity-related products across the U.S. through the operation of our portfolio of generation assets. We protect and enhance the value of our assets with sophisticated commercial risk management and asset optimization, which optimize the dispatch and maintenance of our power plants. Since the Petition Date, we have been operating as debtors-in-possession pursuant to the Bankruptcy Code.

We operate a fleet of power generation facilities with over 25,000 MW of capacity as of December 31, 2006, making us one of the largest wholesale power producers in the U.S. Our portfolio is comprised of two fuel-efficient and clean power generation technologies: natural gas-fired combustion (primarily combined-cycle) facilities and renewable geothermal facilities. We own or lease 66 operating natural gas-fired power facilities in 20 states across the U.S. as well as 19 geothermal facilities in the Geysers region of northern California. Our geothermal facilities are the largest producing geothermal resource in the U.S. Our natural gas-fired portfolio is equipped with state-of-the-art power generation technologies and is recognized as one of the most environmentally friendly and fuel-efficient fleets in the U.S.

We are focused on maximizing value by leveraging our portfolio of power plants, geographic diversity and operational and commercial expertise to provide the optimal combination of products and services to our customers. To accomplish this goal, we seek to maximize asset performance, optimize the management of our commodity exposure and take advantage of growth and development opportunities.

We have developed a long-term business plan that has refocused our attention on our core strengths and that we expect will enable us to emerge from Chapter 11 as a more profitable enterprise. Our new business plan was prepared using a bottom-up approach, with input from throughout the organization and in conjunction with our third-party advisors. The primary assumptions and financial modeling underlying our new business plan have been completed; however, additional changes may be required due to changes in market and regulatory conditions. This new business plan will serve as the foundation for our Replacement DIP Facility, exit financing and our plan of reorganization.

Restructuring

In 2006, we initiated a broad, comprehensive process to begin strengthening our core business activities and improving our financial health. Our 2006 accomplishments include:

Asset Divestitures and Designated Projects — In the first half of 2006, we identified 14 power plants that did not exhibit compelling profit potential which we refer to as the designated projects. See “ — Liquidity and Capital Resources  — Asset Sales” for further information regarding these designated projects. During 2006, we have successfully restructured three, turned two over to their owner-lessor, sold two, and had one sale pending as of year end 2006.

In addition to the designated projects, we had identified other power plants, certain turbines and component parts as well as our turbine parts and services businesses, TTS and PSM, for potential divestiture. During 2006, we sold TTS and several turbines and component parts and, as of year end 2006, we had one sale pending for a power plant and had entered into an agreement to sell substantially all of the assets of PSM. Our actions with respect to the designated projects and other assets will result in total proceeds of approximately $1.2 billion.

Executory Contracts and Unexpired Lease Analysis — Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. During 2006, we have reviewed approximately 6,000 executory contracts and unexpired leases using operational and economic criteria to determine what action should be taken. We also may have the opportunity to renegotiate certain executory contracts rather than pursuing a rejection or termination.

Capital Structure and Interest Expense — We have implemented initiatives to simplify our capital structure and to reduce our contractual interest expense. As a result of our asset sales and actions taken with respect to our designated projects, we have reduced our existing indebtedness by over $500 million and have eliminated approximately $438 million of future operating lease payments.

Claims Reconciliation Process — We are performing a comprehensive review and reconciliation of the more than 17,600 claims received against the U.S. Debtor estates totaling approximately $105.6 billion. This process involves the identification of certain categories of claims that might be disallowed and expunged, reduced and allowed or reclassified and allowed. During 2006, we filed four omnibus claims objections, which disallowed and expunged claims totaling approximately $27 billion. We identified an additional $44 billion of claims as redundant. We expect to file additional omnibus claims objections during the pendency of the Chapter 11 cases.

Reorganization Items

We have and will continue to incur substantial expenses resulting from our Chapter 11 cases. Reorganization items presented on our Consolidated Statements of Operations represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on cash accumulated during the Chapter 11 cases and net of gains on the sale of assets related to our restructuring activities. During 2005, we recorded $5.0 billion of reorganization items primarily related to the provision for expected allowed claims resulting from the parental guarantee of debt issued by entities in the deconsolidated Canadian debtor ownership chains, impairment of our investment in the Canadian subsidiaries, write-off of deferred financing costs on debt subject to compromise, and the loss on certain commodity contracts terminated by our counterparties. During 2006, we recorded $972.0 million of reorganization items primarily related to the provision for expected allowed claims resulting from the rejection, repudiation or termination of leases, gas transportation and power transmission contracts and our guarantee of CES-Canada’s performance under a tolling agreement which it repudiated.

We expect that our financial results could be volatile throughout 2007 and through our emergence from Chapter 11 as our restructuring activities will likely result in additional charges for expected allowed claims, asset impairments and reorganization items that could be material to our financial position or results of operations in any given period.

Matters Affecting Comparability

As of the Petition Date, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. Because our Consolidated Financial Statements contained herein exclude the financial statements of the Canadian Debtors, the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information.

Future Performance Indicators

As indicated above, our historical financial performance is likely not indicative of our future financial performance during the pendency of the Chapter 11 cases and CCAA proceedings or beyond because, among other things: (i) we generally will not accrue interest expense on our debt classified as LSTC during the pendency of our Chapter 11 cases, except pursuant to orders of the U.S. Bankruptcy Court; (ii) we expect to dispose of, or restructure agreements relating to, certain plants that do not generate positive cash flow or which are otherwise considered non-strategic; (iii) we implemented overhead reduction programs, including staff reductions and non-core office closures; (iv) we have been able to or are seeking to reject, repudiate or terminate certain unprofitable or burdensome contracts and leases, and we may further seek to reject, repudiate or terminate contracts and leases in the future; (v) we have been able to or are seeking to assume certain beneficial contracts and leases, and we may further seek to assume contracts and leases in the future in accordance with the time frames set forth in the Bankruptcy Code; (vi) we have deconsolidated certain Canadian and other foreign subsidiaries as a result of the CCAA proceedings and currently account for our investment in such entities under the cost method; (vii) as part of our emergence from Chapter 11, we may be required to adopt fresh start accounting in a future period, resulting in the remeasurement of our assets and liabilities to fair value as of the fresh start reporting date, which may differ materially from historical balances; and (viii) if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

We believe the following factors are important in assessing our ability to continue to fund our operations and to successfully reorganize and emerge from Chapter 11 as a sustainable, competitive and profitable power company: (i) reducing our activities in certain non-core areas and lowering overhead and operating expenses; (ii) reducing our anticipated capital requirements over the coming quarters and years; (iii) improving the profitability of our operations and our performance as measured, in part, by the non-GAAP financial measures and other performance metrics discussed in “— Non-GAAP Financial Measures” and “— Operating Performance Metrics” below; (iv) complying with the covenants in our DIP Facility and Replacement DIP Facility; (v) gaining access to adequate exit financing capital upon emergence from Chapter 11; and (vi) stabilizing and increasing future contractual cash flows.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Set forth below are the results of operations for the years ended December 31, 2006, as compared to the same period in 2005 (in thousands, except for unit pricing information and percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and ‘‘% Change” columns.

	Years Ended December 31,
	2006	2005	$ Change	% Change

Revenue:
Electricity and steam revenue	$5,279,989	$6,278,840	$(998,851)	(16)%
Sales of purchased power and gas for hedging and optimization	1,249,632	3,667,992	(2,418,360)	(66)
Mark-to-market activities, net	98,983	11,385	87,598	#
Other revenue	77,156	154,441	(77,285)	(50)

Total revenue	6,705,760	10,112,658	(3,406,898)	(34)

Cost of revenue:
Plant operating expense	749,933	717,393	(32,540)	(5)
Purchased power and gas expense for hedging and optimization	1,198,378	3,417,153	2,218,775	65
Fuel expense	3,238,727	4,623,286	1,384,559	30
Depreciation and amortization expense	470,446	506,441	35,995	7
Operating plant impairments	52,497	2,412,586	2,360,089	98
Operating lease expense	66,014	104,709	38,695	37
Other cost of revenue	181,754	276,013	94,259	34

Total cost of revenue	5,957,749	12,057,581	6,099,832	51

Gross profit (loss)	748,011	(1,944,923)	2,692,934	#
Equipment, development project and other impairments	64,975	2,117,665	2,052,690	97
Sales, general and administrative expense	174,603	239,857	65,254	27
Other operating expense	36,354	68,834	32,480	47

Income (loss) from operations	472,079	(4,371,279)	4,843,358	#
Interest expense	1,262,289	1,397,288	134,999	10
Interest (income)	(79,214)	(84,226)	(5,012)	(6)
Loss (income) from repurchase of various issuances of debt	18,131	(203,341)	(221,472)	#
Minority interest expense	4,726	42,454	37,728	89
Other (income) expense, net	(4,555)	72,388	76,943	#

Loss before reorganization items, provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(729,298)	(5,595,842)	4,866,544	87
Reorganization items	971,956	5,026,510	4,054,554	81

Loss before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(1,701,254)	(10,622,352)	8,921,098	84
Provision (benefit) for income taxes	64,158	(741,398)	(805,556)	#

Loss before discontinued operations and cumulative effect of a change in accounting principle	(1,765,412)	(9,880,954)	8,115,542	82
Discontinued operations, net of tax provision of $ — and $131,746	—	(58,254)	58,254	#
Cumulative effect of a change in accounting principle, net of tax	505	—	505	—

Net loss	$(1,764,907)	$(9,939,208)	$8,174,301	82

#	Variance of 100% or greater

Total revenue decreased by 34% during the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to a 66% decrease in sales of purchased power and gas for hedging and optimization. The decline in sales of purchased power and gas for hedging and optimization resulted primarily from lower electricity and natural gas prices which thereby reduced the amount of hedging and optimization activity during 2006. Additionally, reduced availability of credit and the termination or disruption of certain customer relationships following our Chapter 11 filings further limited our ability to conduct hedging and optimization activities. Correspondingly, purchased power and gas expense for hedging and optimization declined by 65% for similar reasons.

Electricity and steam revenue is comprised of fixed capacity payments, which are not related to production, variable energy payments, which are related to production, and thermal and other revenue. Capacity revenues include, besides traditional capacity payments, other revenues such as RMR Contracts and ancillary service revenues. Thermal and other revenue consists primarily of host steam sales. Electricity and steam revenue, as shown in the following table, declined by approximately 16% due primarily to a 12% reduction in average electric prices before the effects of hedging, balancing, and optimization and, to a lesser extent, a 5% decrease in generation reflecting soft demand in the first half of 2006 as a result of strong hydroelectric production in the Northwest and mild weather in general in most of our markets. Thus, in 2006, our average baseload capacity factor declined to 39.2% from 43.9% in the same period a year ago. Our average baseload capacity in operations increased by 7% or 1,578 MW with three new gas-fired plants achieving commercial operations in 2006. See “— Operating Performance Metrics,” below for an explanation of average baseload capacity factor.

	2006	2005	Change	% Change
	(Dollars in thousands, except pricing data)

Electricity and steam revenue:
Energy	$3,983,342	$4,676,631	$(693,289)	(15)%
Capacity	938,066	1,103,118	(165,052)	(15)
Thermal and other	358,581	499,091	(140,510)	(28)

Total electricity and steam revenue	$5,279,989	$6,278,840	$(998,851)	(16)

MWh produced	83,146	87,431	(4,285)	(5)
Average electric price per MWh generated	$63.50	$71.81	$(8.31)	(12)

Gross profit (loss) improved by $2.7 billion in the twelve months ended December 31, 2006, over the same period a year ago, primarily due to a decrease in operating plant impairments. During the year ended December 31, 2005, we recorded $2.4 billion of operating plant impairment charges resulting from the impairment evaluation performed in connection with our Chapter 11 filings. During the year ended December 31, 2006, we recorded $52.5 million of operating plant impairments resulting primarily from our decision to dispose of certain operating plants in connection with our restructuring activities. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of our impairment charges.

The improvement in gross profit (loss) is also due, to a much lesser extent, to the improvement in our all-in realized spark spread (a component of gross profit) as described in “— Operating Performance Metrics” below. During 2006, all-in realized spark spread improved $176.9 million or 9% over the same period a year ago. The convergence of several factors contributed to the improvement: (i) favorable weather patterns; (ii) the termination of certain marginally priced PPAs, and (iii) the short gas position created from our portfolio of fixed-price power contracts, which benefited as our average realized gas price declined by approximately 28% in 2006 compared to 2005. Weather patterns across the country negatively impacted our all-in realized spark spread in the first half of 2006 because of the mild winter weather combined with increased hydroelectric production in the Pacific Northwest as a result of unseasonably high rainfall and snowmelt. However, beginning in the summer the weather patterns changed in our favor as the country experienced unseasonably hot weather, which combined with tight reserve margins in the western U.S. and Texas, resulting in an increase in all-in realized spark spread. In July and August 2006, we experienced average spot market spark spreads that were at or near five year highs in our key markets.

Mark-to-market activities, which are shown on a net basis and detailed in the following table, result from general market price movements against our open commodity derivative positions, not designated as hedges. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges.

The favorable variance in net mark-to-market activities includes $27.5 million related to the Deer Park Energy Center, $51.8 million related to our gas position (partially offset by power positions), and $8.4 million related to interest rate swaps. The $27.5 million net change related to the Deer Park Energy Center includes a favorable variance of $202.9 million due to gains on the realized and unrealized power positions, partially offset by an unfavorable variance of $175.4 million due to losses on the realized and unrealized gas positions. The $51.8 million net change in our gas position (net of power positions) includes a favorable variance of $124.3 million due to gains on our realized and unrealized gas positions, partially offset by an unfavorable variance of $72.5 million due to losses on our realized and unrealized power positions.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Mark-to-market activities, net:
Realized:
Power	$190,023	$284,521	$(94,498)	(33)%
Gas	(300,146)	(178,038)	(122,108)	(69)

Total realized activity	$(110,123)	$106,483	$(216,606)	#

Unrealized:
Power	$140,776	$(84,105)	$224,881	#
Gas	59,958	(10,993)	70,951	#
Interest rate derivatives	8,372	—	8,372	—

Total unrealized activity	209,106	(95,098)	304,204	#

Total mark-to-market activities, net	$98,983	$11,385	$87,598	#

#	Variance of 100% or greater

The favorable variance in other revenue, net of other cost of revenue was due to the non-recurrence of prior period transaction costs of $20.3 million associated with a derivative contract at our Deer Park Energy Center, partially offset by an $8.6 million reduction in gross profit due to decreased sales of gas turbine components at PSM, and a $13.0 million decrease in gross profit resulting from the deconsolidation of TTS and certain Canadian subsidiaries as of the Petition Date.

Plant operating expense increased primarily due to $47.6 million of higher major maintenance expense, including equipment failure costs and losses on sales of scrap parts related to outages. This unfavorable variance was partially offset by regular operations and maintenance costs, which were favorable by $12.8 million due largely to lower information systems and insurance costs.

Fuel expense decreased during 2006, as compared to 2005 due primarily to a decrease of 28% in natural gas prices and a 5% decrease in generation.

Depreciation and amortization expense decreased primarily due to a $79.2 million decrease in depreciation resulting from the $2.4 billion impairment of certain operating plants in the fourth quarter of 2005, as well as $17.4 million related to the deconsolidation of our Canadian and other foreign subsidiaries as of the Petition Date. The favorable variance was partially offset by increases of $15.3 million related to the consolidation of Acadia PP, $18.7 million related to the purchase of the Geysers Assets in the first quarter of 2006, $9.3 million related to

Pastoria Energy Facility Phase I and II achieving commercial operation in the second and third quarters of 2005, respectively, $6.4 million related to achieving commercial operation of the auxiliary boilers at the Freeport Energy Center in the first quarter of 2006 and the Mankato Power Plant achieving commercial operation in the third quarter of 2006, and $6.3 million related to Metcalf Energy Center achieving commercial operation in the second quarter of 2005.

During 2006, we recorded equipment, development project, and other impairment charges of $65.0 million primarily related to certain turbine-generator equipment not assigned to projects for which we determined near-term sales were likely. During 2005, we recorded $2.1 billion of impairment charges resulting from the impairment evaluation of our construction and development projects, joint venture investments and certain notes receivable performed in connection with our Chapter 11 filings.

Operating lease expense decreased primarily due to a decrease of $23.9 million resulting from the purchase of the Geysers Assets in the first quarter of 2006 and the termination of the related facility operating leases, a decrease of $9.5 million related to the rejection of the Rumford and Tiverton leases during the second quarter of 2006, and a decrease of $3.2 million resulting from the non-recurrence of an asset retirement obligation charge related to a leased power plant in 2005.

Sales, general and administrative expense decreased primarily related to the overall reduction in workforce including a reduction of salary and salary-related expenses of $51.4 million and stock compensation expenses of $12.7 million. In addition, legal fees decreased by $31.1 million over the prior year related primarily to fees incurred in 2005 in connection with liquidity problems and other litigation matters prior to our Chapter 11 filings. These favorable variances were partially offset by the accrual of $29.3 million in employee bonus expense during 2006 while no comparable accrual was made for 2005.

Other operating expense decreased primarily as a result of the non-recurrence of charges of $33.6 million related to the cancellation of 12 LTSAs with GE recorded during 2005.

Interest expense decreased during 2006, as compared to 2005, due to a decrease of $470.3 million related to discontinuing the accrual of interest expense related to debt instruments reclassified to LSTC, other than certain debt classified as LSTC on which interest was accrued in accordance with U.S. Bankruptcy Court orders, primarily the Second Priority Debt on which we continued to pay interest pursuant to the Cash Collateral Order. The favorable variance was also due to a decrease of $46.7 million related to the repayment of the remaining outstanding $646.1 million of our First Priority Notes in the second quarter of 2006. These favorable variances were partially offset by a reduction in capitalized interest of $170.1 million related to certain power plants entering commercial operations and project development activities winding down and increases of (i) $76.7 million related to the effect of prior year interest expense reclassified to discontinued operations, (ii) $49.5 million related to higher interest rates and additional draws on the CalGen floating rate debt, and (iii) $74.5 million in interest on borrowings under the DIP Facility in the current period.

During 2006, we recognized a loss of $18.1 million on the repurchase of the First Priority Notes. During 2005, we recorded an aggregate gain of $203.3 million primarily related to the repurchase of $917.1 million aggregate principal amount of Senior Notes.

Minority interest expense decreased due to the deconsolidation of our Canadian and other foreign subsidiaries in December 2005, leaving Acadia PP as our only subsidiary with minority interest ownership.

The favorable variance of $76.9 million in other (income) expense was due in part to a $6.0 million distribution received in 2006 from the AELLC bankruptcy estate, gains in 2006 of $5.6 million related to the sale of auxiliary boilers, and a $2.5 million increase in the sale of emission reduction credits and allowances in 2006 over the same period a year ago. Also, during 2005, we recorded a $14.7 million foreign exchange loss, primarily on intercompany loans with our Canadian and other foreign subsidiaries. This foreign exchange loss did not recur in 2006 following the write-off of the loans at the time of our Chapter 11 and CCAA filings on the Petition Date. Also included in 2005 were $16.7 million of increased expenses related to letter of credit fees, an $18.5 million loss related to the sale of our investment in Gray’s Ferry in June 2005, $9.8 million of increased legal reserves, which included $5.4 million related to an arbitration claim involving Auburndale PP, and a $5.9 million write-off of unamortized deferred financing costs due to the refinancing of the Metcalf construction loan.

Reorganization items represent direct and incremental costs related to our Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated. The table below lists the significant items within reorganization items for the years ended December 31, 2006 and 2005 (in millions).

	2006	2005	$ Change	% Change
	(Dollars in thousands)

Provision for expected allowed claims	$844.8	$3,930.9	$3,086.1	79%
Professional fees	153.3	36.4	(116.9)	#
Net (gain) on asset sales	(105.9)	—	105.9	—
DIP Facility financing costs	39.0	—	(39.0)	—
Interest (income) on accumulated cash	(24.9)	—	24.9	—
Impairment of investment in Canadian subsidiaries	—	879.1	879.1	#
Write-off of deferred financing costs and debt discounts	—	148.1	148.1	#
Other	65.7	32.0	(33.7)	#

Total reorganization items	$972.0	$5,026.5	$4,054.5	81

#	Variance of 100% or greater

The favorable variance in reorganization items is primarily due to non-recurrence of significant charges recorded as of the Petition Date with respect to our deconsolidated and other foreign subsidiaries. During 2005, we recorded a provision for expected allowed claims related to U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian entities. Some of the guarantee exposures are redundant; however, we determined the duplicative guarantees were probable of being allowed into the claim pool by the U.S. Bankruptcy Court. Also contributing to the favorable variance was the non-recurrence of the prior year impairment of our investment in Canadian and other foreign subsidiaries upon their deconsolidation as of the Petition Date. These favorable variances were partially offset by expected allowed claims recorded during 2006 resulting primarily from our rejection of the Rumford and Tiverton power plant leases and the repudiation by CES-Canada, a Canadian Debtor, of its tolling agreement with Calgary Energy Centre. Calpine Corporation had guaranteed CES-Canada’s performance under the tolling agreement. During 2006, we also recorded a provision for expected allowed claims of $445.4 million resulting from the rejection or repudiation of certain gas transportation and power transmission contracts.

The decrease in pre-tax loss resulted primarily from the non-recurrence of the significant level of impairment charges and reorganization items that we experienced in December 2005 as a result of our Chapter 11 and CCAA filings. During the year ended December 31, 2005, we recorded $4.5 billion of impairment charges and $5.0 billion of reorganization items. During the year ended December 31, 2006, we recorded impairment charges of $117.5 million and reorganization items of $972.0 million. We recorded a tax provision on our net loss at an effective tax rate of 3.77% in 2006 compared to a tax benefit on our net loss at an effective tax rate of 7.0% in 2005. The effective tax rate for the years ended December 31, 2006 was primarily impacted by an increase in valuation allowances of approximately $682.4 million that we recorded against deferred tax assets to the extent they cannot be used to offset future income arising from the expected reversal of taxable differences. Because of valuation allowances, we did not recognize a significant tax benefit on our pre-tax loss from continuing operations for the year ended December 31, 2006. In addition, we accrued certain tax contingency reserves and current year state taxes that increased the 2006 tax provision. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding our effective tax rate.

See “— Results of Operations for the Years Ended December 31, 2005 and 2004” for a discussion of our 2005 discontinued operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Set forth below are the results of operations for the years ended December 31, 2005 as compared to the same period in 2004 (in thousands, except for unit pricing information and percentages); in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and ‘‘% Change” columns.

	Years Ended December 31,
	2005	2004	$ Change	% Change

Revenue:
Electricity and steam revenue	$6,278,840	$5,165,347	$1,113,493	22%
Sales of purchased power and gas for hedging and optimization	3,667,992	3,376,293	291,699	9
Mark-to-market activities, net	11,385	13,404	(2,019)	(15)
Other revenue	154,441	93,338	61,103	65

Total revenue	10,112,658	8,648,382	1,464,276	17

Cost of revenue:
Plant operating expense	717,393	727,911	10,518	1
Purchased power and gas expense for hedging and optimization	3,417,153	3,198,690	(218,463)	(7)
Fuel expense	4,623,286	3,587,416	(1,035,870)	(29)
Depreciation and amortization expense	506,441	446,018	(60,423)	(14)
Operating plant impairments	2,412,586	—	(2,412,586)	—
Operating lease expense	104,709	105,886	1,177	1
Other cost of revenue	276,013	202,512	(73,501)	(36)

Total cost of revenue	12,057,581	8,268,433	(3,789,148)	(46)

Gross (loss) profit	(1,944,923)	379,949	(2,324,872)	#
Equipment, development project and other impairments	2,117,665	46,894	(2,070,771)	#
Sales, general and administrative expense	239,857	220,567	(19,290)	(9)
Other operating expense	68,834	60,108	(8,726)	(15)

(Loss) income from operations	(4,371,279)	52,380	(4,423,659)	#
Interest expense	1,397,288	1,095,419	(301,869)	(28)
Interest (income)	(84,226)	(54,766)	29,460	54
(Income) from repurchase of various issuances of debt	(203,341)	(246,949)	(43,608)	(18)
Minority interest expense	42,454	34,735	(7,719)	(22)
Other (income) expense, net	72,388	(121,062)	(193,450)	#

Loss before reorganization items, benefit for income taxes and discontinued operations	(5,595,842)	(654,997)	(4,940,845)	#
Reorganization items	5,026,510	—	(5,026,510)	—

Loss before (benefit) for income taxes and discontinued operations	(10,622,352)	(654,997)	(9,967,355)	#
(Benefit) for income taxes	(741,398)	(235,314)	506,084	#

Loss before discontinued operations	(9,880,954)	(419,683)	(9,461,271)	#
Discontinued operations, net of tax provision of $131,746 and $8,860	(58,254)	177,222	(235,476)	#

Net loss	$(9,939,208)	$(242,461)	$(9,696,747)	#

#	Variance of 100% or greater

Total revenue increased by 17% during the year ended December 31, 2005, as compared to the year ended December 31, 2004 primarily due to a 22% increase in electricity and steam revenues as discussed below.

Electricity and steam revenue is comprised of fixed capacity payments, which are not related to production, variable energy payments, which are related to production, and thermal and other revenue. Capacity revenues include, besides traditional capacity payments, other revenues such as those from RMR Contracts and ancillary service revenues. Thermal and other revenue consists primarily of host steam sales. Electricity and steam revenue, as shown in the following table, increased as we completed construction and brought into operation four new baseload power plants in 2005, and our average consolidated operating capacity increased by 3,009 MW, or 14%, to 25,207 MW at December 31, 2005. We also realized a 16% increase in our average electric price before the effects of hedging, balancing and optimization. Generation increased by 5% to 87,431 MWh. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 43.9% in 2005 from 48.5% in 2004 primarily due to the increased occurrence of unattractive off-peak market spark spreads in certain areas. This was partially due to mild weather and an oversupply in those markets, which caused us to more frequently cycle off certain of our merchant plants without contracts in off-peak hours.

	Years Ended December 31,
	2005	2004	Change	% Change
	(Dollars in thousands, except pricing data)

Electricity and steam revenue:
Energy	$4,676,631	$3,782,205	$894,426	24%
Capacity	1,103,118	1,002,939	100,179	10%
Thermal and other	499,091	380,203	118,888	31%

Total electricity and steam revenues	$6,278,840	$5,165,347	$1,113,493	22%

MWh produced	87,431	83,412	4,019	5%
Average electric price per MWh generated	$71.81	$61.93	$9.88	16%

Sales and purchases of power and gas for hedging and optimization increased during 2005 due primarily to higher gas volumes and higher prices for gas in 2005 over the prior year.

Mark-to-market activities, which are shown on a net basis and detailed in the following table, result from general market price movements against our open commodity derivative positions, including positions accounted for as trading and other mark-to-market activities. These commodity positions represent a small portion of our overall commodity contract position. Realized revenue represents the portion of contracts actually settled and is offset by a corresponding change in unrealized gains or losses as unrealized derivative values are converted from unrealized forward positions to cash at settlement. Unrealized gains and losses include the change in fair value of open contracts as well as the ineffective portion of our cash flow hedges. The increase in realized revenue, as seen in the following table, is due in part to amortization of prepayments for power at our Deer Park Energy Center. The increase in unrealized loss is due primarily to undesignated PPAs. A summary of the change in mark-to-market activities, net is provided below.

	Years Ended December 31,
	2005	2004	$ Change	% Change
	(Dollars in thousands)

Mark-to-market activities, net:
Realized:
Power	$284,521	$40,104	$244,417	#
Gas	(178,038)	8,025	(186,063)	#

Total realized activity	$106,483	$48,129	$58,354	#

Unrealized:
Power	$(84,105)	$(29,852)	$(54,253)	#
Gas	(10,993)	(4,873)	(6,120)	#

Total unrealized activity	$(95,098)	$(34,725)	$(60,373)	#

Total mark-to-market activities, net	$11,385	$13,404	$(2,019)	(15)%

#	Variance of 100% or greater

The unfavorable variance in other revenue, net of other cost of revenue, was primarily due to $20.3 million in transaction costs related to our Deer Park Energy Center in 2005, $12.8 million in transmission costs resulting from additional power plants becoming operational in mid-2004 as well as transmission expense related to transmission rights acquired between the ERCOT and SPP electricity markets, and $8.6 million in increased royalty expense due primarily to a $5.4 million increase in the accrual of contingent purchase price payments to the previous owners of the Texas City and Clear Lake power plants based on a percentage of gross revenues at these two plants and the remainder due to an increase in royalties at the Geysers Assets. These increased costs were partially offset by a $23.1 million increase in gross profit from sales of gas turbine components at PSM and gas turbine maintenance services and the sale of spare turbine parts and components at TTS. In addition to this, there were $4.7 million in costs associated with engineering, procurement and construction services provided to Greenfield LP during 2005.

Plant operating expense decreased even though four new baseload power plants and one expansion project were completed during 2005 due primarily to lower charges for equipment repair costs in 2005.

Fuel expense increased during 2005, as compared to the same period in 2004 due primarily to higher natural gas prices, the sale of natural gas assets (which required us to purchase more from third parties), and an increase of 5% in generation. This increase in generation was due largely to the addition of four baseload power facilities and one expansion project to our consolidated operating portfolio in 2005. Our average fuel expense before the effects of hedging, balancing and optimization increased by 24% from $6.27/MMBtu for the year ended December 31, 2004 to $7.80/MMBtu for the same period in 2005.

We recorded operating plant impairment charges of $2.4 billion during the year ended December 31, 2005. As a result of our Chapter 11 filings, we concluded that impairment indicators existed at December 31, 2005, which required us to perform an impairment analysis of our various long-lived assets. We recorded operating plant impairments resulting generally from our determination that the likelihood of sale or other disposition of certain of our operating plants had increased. There were no such operating plant impairment charges during the year ended December 31, 2004.

Depreciation and amortization expense increased by $26.8 million due to the Pastoria Energy Center, Metcalf Energy Center, Fox Energy Center phase I, and Bethpage Energy Center achieving commercial operation during 2005, and an additional $29.0 million resulting from Goldendale Energy Center, Columbia Energy Center, Riverside Energy Center, Rocky Mountain Energy Center, Deer Park Energy Center, and Osprey Energy Center achieving commercial operation in mid to late 2004.

Equipment, development project and other impairments increased by $2.1 billion primarily related to the project and asset impairment evaluation performed in connection with our Chapter 11 filings. The 2004 impairment charges primarily resulted from cancellation costs of six heat recovery steam generators and component part orders and related component part impairments.

Sales, general and administrative expense increased in 2005 due primarily to an increase in legal fees resulting from our liquidity problems prior to our Chapter 11 filings.

Other operating expense increased as a result of charges of $34.1 million related to the cancellation of nine LTSAs with GE during 2005, as compared to charges of $7.7 million related to the cancellation of four LTSAs with Siemens in 2004; and an increase in project development expense of $7.7 million during 2005 primarily due to higher preservation activity costs on suspended construction projects. This unfavorable variance was largely offset by an increase in income from unconsolidated investments of $26.2 million due mostly to lower major maintenance costs and decreased LTSA costs from Acadia PP prior to its consolidation in the latter part of 2005, and the non-recurrence of losses recorded in 2004 from our investment in the AELLC power plant. We ceased to recognize our share of the operating results of AELLC as we began to account for our investment in AELLC using the cost method following loss of effective control when AELLC filed for bankruptcy protection in November 2004. In September 2004, prior to AELLC filing for bankruptcy protection, we recognized a loss of $11.6 million for our share of an adverse jury award related to a dispute with IP.

Interest expense increased primarily as a result of higher average interest rates and lower capitalization of interest expense. Our average interest rate increased from 8.4% for the year ended December 31, 2004, to 9.4% for the year ended December 31, 2005, primarily due to the impact of rising U.S. interest rates and their effect on our existing variable rate debt portfolio and higher average interest rates incurred on new debt instruments that were entered into to replace and/or refinance existing debt instruments during 2005. Interest capitalized decreased from $376.1 million for the year ended December 31, 2004, to $196.1 million for the year ended December 31, 2005, as new plants entered commercial operations (at which point capitalization of interest expense ceases) and because of suspended capitalization of interest on three partially completed construction projects.

Interest (income) increased due primarily to higher interest earned on restricted cash as well as margin deposits and collateral posted to secure letters of credit and due to higher interest rates.

We recognized a net gain of $203.3 million for the year ended December 31, 2005, comprised of a $220.1 million gain on the repurchase of $917.1 million principal amount of senior notes, net of losses of $8.3 million and $8.5 million on the repurchase of $94.3 million principal amount of convertible senior notes and $115.0 million principal amount of HIGH TIDES III, respectively. During 2004, we recognized a net gain of $246.9 million comprised of gains of $177.6 million and $77.1 million on the repurchase of $743.4 million principal amount of senior notes and $925.0 million principal amount of convertible senior notes, respectively, net of a $7.8 million loss on the repurchase of $152.5 million principal amount of HIGH TIDES I and II.

Minority interest expense increased during the year ended December 31, 2005, as compared to the same period in 2004 primarily due to a $7.5 million increase in income at CPLP prior to its deconsolidation, which is 70% owned by CPIF, and was largely caused by an increase in steam revenue at the Island Cogen plant which was driven by higher gas prices; the price of gas is a component of the steam revenue calculation.

Other (income) expense was less favorable for the year ended December 31, 2005, by $193.5 million as compared with the same period in 2004. This was due mostly to non-recurrence of income that was recognized in 2004 (primarily $187.5 million of income from the restructuring and sale of PPAs at our Newark and Parlin power plants and the restructuring of a gas contract at the Auburndale Power Plant). There were also increased expenses in 2005 due to an $18.5 million loss related to the sale of our investment in Gray’s Ferry and an $8.3 million charge for letter of credit fees, offset by reduced foreign currency losses of $26.9 million.

Reorganization items of $5.0 billion were recorded in December 2005, while no similar costs were incurred in 2004. See “— Results of Operations for the Years Ended December 31, 2006 and 2005” for details of our 2005 reorganization items.

The pre-tax loss increase resulted from the approximately $4.5 billion of impairment charges and approximately $5.0 billion of reorganization items recorded in December 2005 as discussed above. The effective tax rate decreased to 7.0% in 2005 compared to 35.9% in the same period in 2004 primarily due to the recording of valuation allowances against deferred tax assets. The tax rates on continuing operations for the year ended December 31, 2005 reflect the reclassification to discontinued operations of certain tax expense related to the sale of the natural gas business, and the Saltend, Morris and Ontelaunee power plants. See Note 7 of the Notes to Consolidated Financial Statements for further information on discontinued operations.

During the year ended December 31, 2005, discontinued operations activity included the pre-tax gain on the sale of Saltend of $22.2 million and the pre-tax gain on the sale of substantially all of our remaining oil and gas assets of $340.1 million. Both dispositions closed in July 2005. Offsetting these gains were pre-tax losses of $136.8 million related to the sale of Ontelaunee, and $106.2 million related to the sale of Morris. On a pre-tax basis, we recorded income from discontinued operations for the year ended December 31, 2005 of $73.5 million. Our effective tax rate on discontinued operations for the year ended December 31, 2005, however, was 179% due primarily to the tax provision on the gains from the sale of Saltend and the oil and gas assets partially offset by the Morris loss. Additionally, no tax benefit was recognized on the Ontelaunee loss due to the valuation allowance established. As a consequence, we recorded an after-tax loss from discontinued operations of $58.3 million. Discontinued operations for the year ended December 31, 2004, net of tax, was $177.2 million and consisted primarily of a pre-tax gain of $208.2 million from the sale of our Canadian and U.S. oil and gas assets.

NON-GAAP FINANCIAL MEASURES

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures, such as all-in realized spark spread, as defined and calculated in “— Operating Performance Metrics.” In addition, our management utilizes another non-GAAP financial measure, Adjusted EBITDA, as a measure of performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as EBITDA (earnings before interest, taxes, depreciation, and amortization) as adjusted for certain items described below and presented in the accompanying reconciliation. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with GAAP. Adjusted EBITDA does not purport to represent net income (loss) as defined by GAAP as an indicator of operating performance. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that EBITDA (earnings before interest, taxes, depreciation, and amortization) is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA excludes the impact of reorganization items and impairment charges, among other items as detailed in the below reconciliation. We are currently incurring substantial reorganization costs, both direct and incremental, in connection with our Chapter 11 cases. In addition, we have incurred substantial asset impairment charges related to our Chapter 11 filings and intended actions with respect to our portfolio of assets. Since the Petition Date, these charges have been significant but are not expected to continue as we emerge from Chapter 11. Therefore, we exclude reorganization items and impairment charges from Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.

Our management uses Adjusted EBITDA (i) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends; (ii) as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (iii) in communications with our Board of Directors, shareholders, creditors, analysts and investors concerning our financial performance.

The below table provides a reconciliation of Adjusted EBITDA to our GAAP net loss (in thousands):

	Years Ended December 31,
	2006	2005	2004

GAAP net loss	$(1,764,907)	$(9,939,208)	$(242,461)
Less: Income (loss) from discontinued operations	—	(58,254)	177,222

Net loss from continuing operations	(1,764,907)	(9,880,954)	(419,683)
Add:
Adjustments to reconcile Adjusted EBITDA to net loss from continuing operations:
Interest expense, net of interest income	1,183,075	1,313,062	1,040,653
Depreciation and amortization expense, excluding deferred financing costs(1)	522,187	558,291	500,264
Income tax expense (benefit)	64,158	(741,398)	(235,314)
Impairment charges	117,472	4,530,251	46,894
Reorganization items	971,956	5,026,510	—
Major maintenance expense	77,223	69,895	92,468
Operating lease expense	66,014	104,709	105,886
Loss (income) on repurchase of debt	18,131	(203,341)	(246,949)
(Gains) losses on derivatives	(221,305)	51,650	43,645
(Gains) losses on sales of assets and contract restructuring, excluding reorganization items	(5,578)	17,694	(225,288)
Other	802	80,691	144,272

Adjusted EBITDA	$1,029,228	$927,060	$846,848

(1)	Includes depreciation and amortization related to sales, general and administrative expenses and other amortization.

OPERATING PERFORMANCE METRICS

In understanding our business, we believe that certain operating performance metrics and non-GAAP financial measures are particularly important. These are described below:

•	MWh generated. We generate power that we sell to third parties. These sales are recorded as electricity and steam revenue. The volume in MWh is a direct indicator of our level of electricity generation activity.

•	Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The average baseload capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

•	Average Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. We calculate the average Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower our cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.

•	Average all-in realized electric price expressed in dollars per MWh generated. Our risk management and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the all-in realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, the spread on sales of purchased electricity for hedging, balancing, and optimization activity and generating revenue recorded in mark-to-market activities, net, by (b) total generated MWh in the period.

•	Average cost of natural gas expressed in dollars per MMBtu of fuel consumed. Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per MMBtu of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants (adding back cost of intercompany gas pipeline costs, which is eliminated in consolidation), the spread on sales of purchased gas for hedging, balancing, and optimization activity, and fuel expense related to generation recorded in mark-to-market activities, net by (b) the heat content in millions of Btu of the fuel we consumed in our power plants for the period.

•	All-in realized spark spread expressed in dollars per MWh generated. Our risk management activities focus on managing the spark spread for our portfolio of power plants, the spread between the sales price for electricity generated and the cost of fuel. We calculate all-in realized spark spread by subtracting (a) adjusted fuel expense from (b) adjusted electricity and steam revenue. We calculate the all-in realized spark spread per MWh generated by dividing all-in realized spark spread by total MWh generated in the period.

•	Average plant operating expense per MWh. To assess trends in electric power plant operating expense, or POX, per MWh, we divide POX by total MWh generated in the period.

The table below shows the operating performance metrics for continuing operations discussed above.

	Years Ended December 31,
	2006	2005	2004
	(In thousands except hours in period, percentages, Heat Rate, price and cost information)

Operating Performance Metrics
MWh generated	83,146	87,431	83,412
Average availability	91.3%	91.5%	92.6%
Average baseload capacity factor:
Average total MW in operation	26,785	25,207	22,198
Less: Average MW of pure peakers	2,965	2,965	2,951

Average baseload MW in operation	23,820	22,242	19,247
Hours in the period	8,760	8,760	8,784
Potential baseload generation (MWh)	208,663	194,840	169,066
Actual total generation (MWh)	83,146	87,431	83,412
Less: Actual pure peakers’ generation (MWh)	1,446	1,893	1,453

Actual baseload generation (MWh)	81,700	85,538	81,959
Average baseload capacity factor	39.2%	43.9%	48.5%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	8,343	8,369	8,303
Steam adjusted	7,223	7,187	7,172
Average all-in realized electric price:
Electricity and steam revenue	$5,279,989	$6,278,840	$5,165,347
Spread on sales of purchased power for hedging and optimization	31,187	307,759	166,016
Revenue related to power generation in mark-to-market activities, net	178,025	243,405	—

Adjusted electricity and steam revenue	$5,489,201	$6,830,004	$5,331,363
MWh generated	83,146	87,431	83,412
Average all-in realized electric price per MWh	$66.02	78.12	63.92
Average cost of natural gas:
Fuel expense	$3,238,727	$4,623,286	$3,587,416
Fuel cost elimination	12,393	8,395	18,029
Spread on sales of purchased gas for hedging and optimization	(20,067)	56,921	(11,587)
Fuel expense related to power generation in mark-to-market activities, net	129,632	189,770	—

Adjusted fuel expense	$3,360,685	$4,878,372	$3,593,858
MMBtu of fuel consumed by generating plants	564,356	592,962	571,869
Average cost of natural gas per MMBtu	$5.95	$8.23	$6.28
MWh generated	83,146	87,431	83,412
Average cost of adjusted fuel expense per MWh	$40.42	$55.80	$43.09
All-in realized spark spread:
Adjusted electricity and steam revenue	$5,489,201	$6,830,004	$5,331,363
Less: Adjusted fuel expense	3,360,685	4,878,372	3,593,858

All-in realized spark spread	$2,128,516	$1,951,632	$1,737,505
MWh generated	83,146	87,431	83,412
All-in realized spark spread per MWh	$25.60	$22.32	$20.83
Average plant operating expense (POX) per actual MWh:
POX	$749,933	$717,393	$727,911
POX per actual MWh	$9.02	$8.21	$8.73

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, we have entered into, and obtained U.S. Bankruptcy Court approval of, the $2.0 billion existing DIP Facility and are currently pursuing the $5.0 billion Replacement DIP Facility, which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. In addition, we have obtained U.S. Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) our cash management program (as described under “Cash Management” below), (ii) payments to our employees, vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts.

We currently obtain cash from our general operations, borrowings under credit facilities, including the existing DIP Facility described below, sale or partial sale of certain assets, and project financings or refinancings. In the past, we have also obtained cash from issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; and contract monetizations, and we or our subsidiaries may in the future complete similar transactions in order to fund our ongoing operations and emergence from Chapter 11. We utilize this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing and optimization activities, and meet our other cash and liquidity needs. We reinvest any cash from operations into our business or use it to reduce debt, rather than to pay cash dividends. We do not intend, nor do we anticipate being able, to pay any cash dividends on our common stock in the foreseeable future because of our Chapter 11 cases and liquidity constraints. In addition, our ability to pay cash dividends is restricted under certain of our indentures and our other debt agreements. Future cash dividends, if any, following our emergence from Chapter 11 will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

In order to improve our liquidity position, we have taken steps to stabilize, improve and strengthen our power generation business and our financial health by reducing activities and curtailing expenditures in certain non-core areas. We expect to continue our efforts to reduce overhead and discontinue activities that do not have compelling profit potential, particularly in the near term. Our development activities have been reduced, and we have only one project currently in active development. We continue to review our less advanced development opportunities, which we have put on hold, to determine what actions we should take; we may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected. We have completed the sale of certain of our power plants or other assets, and expect that, as a result of our ongoing review process, additional power plants or other assets may be sold or the agreements relating to certain of our facilities may be restructured, or that commercial operations may be suspended at certain of our power plants. See “— Rejection of Executory Contracts and Unexpired Leases” and “— Asset Sales” below for further details.

We began to implement staff reductions in 2006, and approximately 850 positions have been eliminated out of a total of approximately 1,100 positions originally slated for elimination (over one third of our pre-Petition Date workforce). We continue to evaluate our staffing needs and expect that there will be further staff reductions in 2007, but the total number may change depending on whether certain asset sales or other divestitures or facility shutdowns occur. We have closed our non-core offices and rejected the related office leases. We expect that these staff reductions (assuming all of the original 1,100 positions are eliminated) and non-core office closures, together with reductions in controllable overhead costs, will reduce annual operating costs by approximately $150 to $180 million, significantly improving our financial and liquidity positions. We estimate severance costs for the workforce reduction to be in the range of approximately $26 to $29 million which will be included in reorganization items on our Consolidated Statements of Operations.

In general, we paid current interest on our First Priority Notes until they were repurchased in May and June 2006, and we pay current interest on debt of the Calpine Debtors that has been determined to be fully secured and make payments of interest or principal, as applicable, on the debt of our subsidiaries that have not filed for protection under Chapter 11 nor are subject to the CCAA proceedings. Pursuant to the Cash Collateral Order, we make periodic cash interest payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006 but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic interest payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. The holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further interest to be paid. We do not generally pay interest or make other debt service payments on the debt of the Calpine Debtors classified as LSTC other than pursuant to applicable U.S. Bankruptcy Court orders. As a result, for the year ended December 31, 2006, our actual interest payments to unrelated parties were less by $474.8 million than the contractually specified interest payments (at non-default rates) would have been. Total annual contractual interest (at non-default rates) related to debt classified as LSTC was approximately $650 million for 2006.

Ultimately, whether we will have sufficient liquidity from cash flow from operations, borrowings available under our existing DIP Facility and Replacement DIP Facility, and proceeds from asset sales sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in Chapter 11 will depend, to some extent, on whether our business plan is successful, including whether we are able to realize expected cost savings from implementing that plan, as well as the other factors noted in the discussion of forward-looking statements in Item 1. “Business” and the risk factors included in Item 1A. “Risk Factors.”

As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our existing DIP Facility and Replacement DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Existing DIP Facility and Replacement DIP Facility — On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving our $2.0 billion DIP Facility and removing its previously imposed limitation on our ability to borrow thereunder. The DIP Facility, which will remain in place until the earliest of repayment, an effective plan of reorganization or December 20, 2007, is comprised of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. The DIP Facility is collateralized by first priority liens on all of the unencumbered assets of the U.S. Debtors, including the Geysers Assets, and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility will be used, among other things, for working capital and other general corporate purposes. As of December 31, 2006, there was $996.5 million outstanding under the term loan facilities, nothing outstanding under the revolving credit facility, and $82.5 million of letters of credit were issued against the revolving credit facility.

The DIP Facility was amended on May 3, 2006, to, among other things, provide us with extensions of time to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006. Also in May 2006, the DIP Facility lenders consented to the use of borrowings under the DIP Facility to repay a portion of the First Priority Notes in accordance with the orders of the U.S. Bankruptcy Court. The DIP Facility was further amended on September 25, 2006, and December 20, 2006, among other things to allow for certain liens in favor of CalGen in connection with excess cash transfers and adequate protection payments to holders of the Second Priority Debt totaling approximately $466 million for 2006 and 2007.

On March 5, 2007, the U.S. Bankruptcy Court issued an opinion approving our refinancing motion to obtain a $5.0 billion Replacement DIP Facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.5 billion of CalGen Secured Debt. The Replacement DIP Facility consists of a $4.0 billion senior secured term loan, a $1.0 billion senior secured revolving credit facility, with interest rates that shall be based on the ratings of the Replacement DIP Facility on the closing date. The Replacement DIP Facility also has a $2.0 billion incremental term facility, and a rollover option that allows, but does not obligate, us to convert the Replacement DIP Facility into exit financing. In addition, under the Replacement DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure indebtedness in respect of any commodity hedging agreement. The Replacement DIP Facility is expected to close in late March 2007.

To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested in the refinancing motion that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a prepayment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages for U.S. Debtors’ repayment during a period when the loan documents prohibit such repayment. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to damages in the amount of 3.5% of the outstanding principal. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time.

Prior to the U.S. Bankruptcy Court’s ruling, the U.S. Debtors were able to resolve consensually two objections to the refinancing motion: the objection of the Second Lien Committee; and the limited objection of The Bank of Nova Scotia. First, the U.S. Debtors, along with the Creditors’ Committee, the Equity Committee and the lenders for the Replacement DIP Facility, successfully negotiated a stipulation with the Second Lien Committee providing for certain modifications to the Replacement DIP Facility agreement and the Cash Collateral Order. Although the U.S. Bankruptcy Court approved the stipulation on March 1, 2007, the effectiveness of the stipulation remains subject to the closing of the Replacement DIP Facility. Once the stipulation is effective, the objection of the Second Lien Committee will be deemed withdrawn. Second, the U.S. Debtors have agreed to pay to The Bank of Nova Scotia, as administrative agent for the CalGen First Priority Revolving Loans, 50% of the incremental interest that has accrued through the repayment date at the default rate set forth in the applicable credit agreement. The additional interest payable to The Bank of Nova Scotia constitutes an allowed pre-petition secured claim against CalGen. The terms of the parties’ settlement are incorporated into the refinancing order entered by the U.S. Bankruptcy Court on March 12, 2007.

Cash Management — We have received U.S. Bankruptcy Court approval to continue to manage our cash in accordance with our pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain our existing bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine Corporation. Such cash management systems are subject to the requirements of the DIP Facility, Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant U.S. Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the U.S. Debtors (each of whom is a participant in the cash management system) became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all unrestricted cash of the U.S. Debtors and certain other subsidiaries exceeding a $25 million threshold be maintained in a concentration account with one of the DIP Facility agents. In addition, the DIP Facility provides that the DIP Facility agent may elect to require all unrestricted cash of the U.S. Debtors and certain other subsidiaries, including amounts below the $25 million threshold, be maintained in the concentration account.

In addition, during the pendency of our Chapter 11 cases, in lieu of distributions, our U.S. Debtor subsidiaries are permitted under the terms of the Cash Collateral Order to make transfers from their excess cash flow in the form of loans to other U.S. Debtors, notwithstanding the existence of any default or event of default related to our Chapter 11 cases. However, the collateral agent for the CalGen secured debt was not honoring intercompany loan requests due to its disagreement with our interpretation of the Cash Collateral Order’s authorization of such transfers; by December 2006, approximately $258 million in excess cash flow was being held at CalGen. On December 20, 2006, the U.S. Bankruptcy Court approved an order (subsequently modified by order of the U.S. Bankruptcy Court entered on January 17, 2007) modifying the Cash Collateral Order which provides that the CalGen collateral agent will honor all future requests for loan transfers, provided that (a) the U.S. Debtors are in compliance with certain adequate protection obligations under the Cash Collateral Order and (b) CalGen is in compliance, in all material respects, with certain specified provisions of the indentures governing its notes. As adequate protection to CalGen’s secured debt holders, CalGen is provided a first priority lien upon the excess cash flow transferred (to the extent such funds remain in a separate account maintained by us), and CalGen has an allowed claim in the amount of the excess cash flow transferred against each of the U.S. Debtors and a junior lien upon all assets (subject to certain exceptions) of each of the U.S. Debtors. Following entry of the December 20, 2006, order and the amendment of the DIP Facility to permit the liens in favor of CalGen, CalGen transferred to Calpine Corporation, in the form of an intercompany loan, the approximately $258 million in excess cash that had been held at CalGen.

Rejection of Executory Contracts and Unexpired Leases — In accordance with the Bankruptcy Code, we have taken the following actions:

•	We have rejected certain leases, including Rumford and Tiverton power plant leases. See “— Asset Sales” below for further details.

•	On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. See Note 15 of the Notes to Consolidated Financial Statements for further discussion of this litigation.

•	The U.S. Debtors have given notice to counterparties to certain gas transportation and power transmission contracts that the U.S. Debtors will no longer accept or pay for service under such contracts. We believe that any claims resulting from the repudiation, rejection, or termination of these contracts will be treated as pre-petition general unsecured claims.

See Note 3 of the Notes to Consolidated Financial Statements for further discussion of expected allowed claims relating to the above activities and other matters related to the Chapter 11 cases.

Capital Spending and Project Financing — We have two consolidated projects (Freeport Energy Center and Otay Mesa Energy Center) in active construction at December 31, 2006 which are expected to come on line in 2007 and 2009, respectively. The completion of these projects will bring on line approximately 720 MW of baseload capacity (829 MW with peaking capacity). At December 31, 2006, the projected cost to complete these projects is approximately $425 million, which we primarily expect to fund under project financing facilities.

We have one unconsolidated project, Greenfield Energy Centre, in active construction at December 31, 2006, which is expected to come on line in early 2008. The completion of this project will bring on line approximately 388 MW of baseload capacity (503 MW with peaking capacity) representing our 50% share. At December 31, 2006, the projected cost to complete this project is Cdn$152 million (representing our 50% share), which we primarily expect to fund under a project financing facility. We can make no assurance we will obtain such project financing. See Note 15 for discussion of a matter related to our ownership interest in Greenfield LP.

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Beginning cash and cash equivalents	$785,637	$718,023	$954,828

Net cash provided by (used in):
Operating activities	$155,983	$(708,361)	$9,895
Investing activities	14,439	917,457	(401,426)
Financing activities	121,268	(159,929)	167,052
Effect of exchange rates changes on cash and cash equivalents, including discontinued operations cash	—	(181)	16,101

Net increase (decrease) in cash and cash equivalents including discontinued operations cash	$291,690	$48,986	$(208,378)
Change in discontinued operations cash classified as assets held for sale	—	18,628	(28,427)

Net increase (decrease) in cash and cash equivalents	$291,690	$67,614	$(236,805)

Ending cash and cash equivalents	$1,077,327	$785,637	$718,023

Cash flows from operating activities have been primarily impacted by improved operating performance, changes in commodity prices, the impact of our restructuring activities and fluctuations in our working capital items. Cash flows from operating activities for the twelve months ended December 31, 2006, resulted in net inflows of $156.0 million, as compared to net outflows of $708.4 million in the same period in 2005. The increase in cash flows from operating activities was primarily driven by the improvement in gross profit net of non-cash adjustments (mainly for depreciation and amortization, as well as operating plant impairments), to $1.3 billion in 2006, as compared to $999.1 million in 2005. Also contributing to the increase in cash flows from operating activities were net inflows resulting from a decrease in margin deposits and gas and power prepayment balances supporting commodity transactions of $62.9 million due to the settlement of contracts and a decrease in commodity prices during the twelve months ended December 31, 2006, as compared to net outflows of $35.0 million for the same period in 2005 resulting from higher commodity prices during that period. Uses of cash included interest payments of $978.6 million for the twelve months ended December 31, 2006, as compared to $1.3 billion for the same period in 2005 resulting from the discontinuation of interest payments on debt classified as LSTC, other than certain debt for which interest was paid pursuant to U.S. Bankruptcy Court orders. Partially offsetting these increases in cash flows from operating activities was net cash paid for reorganization items, primarily professional fees, of $120.3 million during the twelve months ended December 31, 2006, and changes in working capital items — accounts receivable and accounts payable, liabilities subject to compromise and accrued expenses — that generated net inflows of $129.9 million during the twelve months ended December 31, 2006, as compared to net outflows of $153.7 million for the same period in 2005.

Cash flows from investing activities have been primarily impacted by activities scaled back or undertaken as a result of our Chapter 11 restructuring, such as the curtailment of most of our development and construction activities, and the disposition of certain plants which are considered non-strategic. Cash flows from investing activities for the twelve months ended December 31, 2006, resulted in net inflows of $14.4 million, as compared to net inflows of $917.5 million for the same period in 2005, primarily due to the fact that we closed on the sale of fewer assets during the twelve months ended December 31, 2006, than the comparable period in the prior year. The decrease in cash flows from investing activities was largely the result of proceeds from large asset sales in 2005 of $2.1 billion, primarily from the sale of our natural gas assets, Saltend facility and certain other power projects, as compared to $252.2 million in 2006, primarily from the sale of various combustion turbines and the Dighton Power Plant. Additional investing activities in 2005 reflect the receipt of $132.5 million from the disposition of our investment in HIGH TIDES III securities, offset by a $90.9 million decrease in cash due to the deconsolidation of our Canadian and foreign entities. Also contributing to the decrease in cash flows from investing activities was the purchase of the Geysers Assets from the owner lessor in 2006 which used $266.8 million in cash, and contributions of $59.0 million to our investment in Greenfield LP. Cash flow from investing activities also decreased due to net outflows of $144.0 million from derivatives not designated as hedges during the twelve months ended December 31, 2006, as compared to net inflows of $102.7 million for the same period in 2005. Partially offsetting these decreases in cash flows from investing activities is the reduction in capital expenditures, including capitalized interest, for the completion of our power facilities from $783.5 million in 2005 to $211.5 million in 2006 as a result of the reduction of our development and construction activities since the Petition Date and a reduction (inflow) in restricted cash of $384.3 million for the twelve months ended December 31, 2006, as compared to a net increase (outflow) of $535.6 million for the same period in 2005. Upon the sale of our natural gas assets to Rosetta in July 2005, pursuant to the indentures governing the First and Second Priority Notes, we deposited the net proceeds into a designated asset sale proceeds account, which resulted in an increase in our restricted cash balance. After amounts used in 2005 to repurchase a portion of our First Priority Notes and to purchase certain natural gas assets in storage, the $406.9 million of remaining proceeds and accrued interest remaining in such account in 2006 was used to repurchase First Priority Notes in accordance with orders of the U.S. Bankruptcy Court. The use of these proceeds is the subject of a lawsuit as described in Note 15 of the Notes to Consolidated Financial Statements.

Our primary source of cash flows from financing activities is borrowings under our DIP Facility, and to a lesser extent borrowings under our project financings. Our primary uses of cash in financing activities are repayments of borrowings under the DIP Facility and other debt repayments. Financing activities for the year ended December 31, 2006, provided net inflows of $121.3 million, as compared to net outflows of $159.9 million in the prior year. Sources of cash during the twelve months ended December 31, 2006, were borrowings under the DIP Facility of $1.2 billion and project borrowings of $141.0 million used primarily to fund construction activities at the Freeport and Mankato power plants. During the same period in 2005, we received proceeds of $865.0 million from the issuance of redeemable preferred shares for Calpine Jersey II, Metcalf and CCFCP, $750.5 million from project borrowings, $650.0 million from the issuance of convertible senior notes, $263.6 million from a prepaid commodity derivative contract at our Deer Park facility and $31.3 million from other debt. Uses of cash during the twelve months ended December 31, 2006 were repayments of $646.1 million for the First Priority Notes, $179.6 million for notes payable, $178.5 million for the DIP Facility, $109.7 million for project borrowings and $16.6 million for other debt. During the same period in 2005, we used $880.1 million to repay or repurchase Senior Notes, $778.6 million to repay preferred security offerings (including the Calpine Jersey II mentioned above), $517.5 million to repay HIGH TIDES III and $389.8 million to repay notes payable and project financing debt. In addition, we paid financing fees of $39.2 million in 2006, primarily related to the DIP Facility, as compared to $154.3 million in 2005.

Negative Working Capital — At December 31, 2006, we had negative working capital of $2.9 billion which is primarily due to defaults under certain of our indentures and other financing instruments requiring us to record approximately $3.1 billion of additional debt as current that otherwise would have been recorded as non-current. Generally, we are seeking waivers or other resolutions with respect to the defaults in the case of Non-Debtor entities. With respect to the Calpine Debtor entities, such obligations may have been accelerated due to such defaults, but generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date are stayed in accordance with the Bankruptcy Code or orders of the Canadian Court, as applicable. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of debt, lease and indenture covenant compliance.

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

In addition, as a result of our Chapter 11 filings and prior credit ratings downgrades, our credit status has been impaired. Our impaired credit has, among other things, generally resulted in an increase in the amount of collateral required of us by our trading counterparties and also reduced the number of trading counterparties currently willing to do business with us, which reduces our ability to negotiate more favorable terms with them. We expect that our perceived creditworthiness will continue to be impaired at least for the duration of our Chapter 11 cases.

Letter of Credit Facilities — At December 31, 2006 and 2005, we had approximately $264.4 million and $370.3 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities.

Commodity Margin Deposits and Other Credit Support — As of December 31, 2006 and 2005, to support commodity transactions, we had margin deposits with third parties of $213.6 million and $287.5 million, respectively; we had gas and power prepayment balances of $114.2 million and $103.2 million, respectively; and we had letters of credit outstanding of $2.0 million and $88.1 million, respectively. Counterparties had deposited with us $0.1 million and $27.0 million as margin deposits at December 31, 2006 and 2005, respectively. Also, counterparties had posted letters of credit to us of $4.2 million at December 31, 2006, while there were no comparable balances in 2005. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

Asset Sales — A significant component of our restructuring activities has been to conserve our core strategic assets and selectively dispose of certain less strategically important assets. Since the Petition Date, pursuant to the Cash Collateral Order, we agreed that we would limit the amount of funds available to support the operations of 14 designated projects. These designated projects are: Acadia Energy Center, Aries Power Plant, Clear Lake Power Plant, Dighton Power Plant, Fox Energy Center, Pryor Power Plant, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center, Hog Bayou Energy Center, Rumford Power Plant, Santa Rosa Energy Center, Texas City Power Plant, and Tiverton Power Plant. In accordance with the Cash Collateral Order, it is possible that additional power plants will be added (or certain of the listed plants may be removed) as designated projects.

During or after the year ended December 31, 2006, we have taken the following actions with respect to our designated projects:

•	On June 23, 2006, we completed the transaction for the rejection of the Rumford and Tiverton leases and the transition of those power plants to a receiver of certain assets of the owner-lessor.

•	On October 1, 2006, we completed the sale of the Dighton Power Plant, a 170-MW natural gas-fired facility located in Dighton, Massachusetts, to BG North America, LLC for $89.8 million. We recorded a pre-tax gain of approximately $87.3 million.

•	On October 11, 2006, we completed the sale of our leasehold interest in the Fox Energy Center, a 560-MW natural gas-fired facility located in Kaukauna, Wisconsin, for $16.3 million in cash and the extinguishment of financing obligations of $352.3 million, plus accrued interest. We recorded a pre-tax gain of approximately $1.6 million.

•	On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC for $233.6 million plus certain per diem expenses of the Company for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $77.1 million during the first quarter of 2007 related to the sale. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159.1 million principal amount of financing obligations, $7.6 million in accrued interest, $11.4 million in accrued swap liabilities and $14.3 million in debt pre-payment and make whole premium fees to our project lenders.

We have not yet determined what actions we will take with respect to the other power plants; however, it is possible that we could seek to sell our interests in those facilities or, as applicable, reject the related leases. Such actions could, in some cases, result in additional impairment charges that could be material to our financial condition or results of operations in any given period.

In addition to the actions taken with respect to our designated projects, the following asset sale activities have also taken place during or after the year ended December 31, 2006:

•	On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid project to the two remaining partners in the project, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year’s time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded an impairment charge of $41.3 million for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss was recognized on this sale.

•	On September 28, 2006, our indirect wholly owned subsidiary, Calpine European Finance LLC, completed the sale of its entire equity interest in its wholly owned subsidiary TTS to Ansaldo Energia S.p.A for Euro 18.5 million or US$23.5 million (at then-current exchange rates). Both Calpine European Finance LLC and TTS had been deconsolidated for accounting purposes as a result of the CCAA filings. The proceeds of the sale have been deposited in an escrow account to be ultimately divided among Calpine, PSM, and CCRC (a Canadian Debtor), based primarily on accounts receivable from TTS and certain other intercompany obligations.

•	On October 2, 2006, we completed the sale of a partial ownership interest in Russell City Energy Company, LLC, the owner of the Russell City Energy Center, which is a proposed 600-MW natural gas-fired facility to be built in Hayward, California, to ASC after completing an auction process in the U.S. Bankruptcy Court. As part of the transaction, we received approval from the U.S. Bankruptcy Court to transfer the Russell City project assets, which the parties have agreed are valued at approximately $81 million, to a newly formed entity in which we have a 65% ownership interest and ASC has a 35% ownership interest. In exchange for its 35% ownership interest, ASC has agreed to provide approximately $44 million of capital funding and to post an approximately $37 million letter of credit as required under a PPA with PG&E related to the Russell City project. We have the right to reacquire ASC’s 35% interest during the period beginning on the second anniversary and ending on the fifth anniversary of commercial operations of the facility. Exercise of the buyout right requires 180 days prior written notice to ASC and payment of an amount necessary to yield a stipulated pre-tax internal rate of return to ASC, calculated using assumptions specified in the transaction agreements.

•	On February 21, 2007, we completed the sale of substantially all of the assets of the Goldendale Energy Center, a 247-MW natural gas-fired, combined-cycle power plant located in Goldendale, Washington, to Puget Sound Energy LLC for approximately $120 million, plus the assumption by Puget Sound of certain liabilities. We expect to record a pre-tax gain of approximately $30 million during the first quarter of 2007.

•	On March 7, 2007, the U.S. Bankruptcy Court approved the sale of substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, to Alstom Power Inc. for approximately $242 million, plus the assumption by Alstom Power Inc. of certain liabilities. The transaction is expected to close during the first quarter of 2007, subject to any additional conditions including receipt of any required regulatory approvals.

•	We identified for potential sale 15 turbines, comprising 14 combustion turbines and one steam turbine. We have sold 10 of such combustion turbines and one partial combustion turbine unit, as well as additional miscellaneous other assets for gross proceeds totaling approximately $113.9 million.

Credit Considerations — On December 21, 2005, Standard and Poor’s lowered its corporate credit rating on Calpine Corporation to D (default) from CCC−. In addition, the ratings on Calpine’s debt and the ratings of debt of its subsidiaries have been lowered to D, with a few exceptions. There have been no changes to Calpine’s ratings since the December 21, 2005, rating action.

On December 2, 2005, Moody’s Investor Service lowered its Long Term Corporate Family on Calpine Corporation to Caa1 from B3. In addition, the ratings on Calpine’s debt and the ratings on the debt of its subsidiaries were also lowered to Ca. On March 1, 2006, Moody’s withdrew all of the ratings of Calpine Corporation.

On November 4, 2005, Fitch Ratings lowered Calpine’s senior unsecured notes two notches to CCC− from CCC+. In addition, the ratings on Calpine’s first and second priority notes were also lowered by two levels. On December 21, 2005, Fitch lowered its Long Term Default Ratings on Calpine to D and the ratings on Calpine’s senior unsecured notes were lowered to CC from CCC−. On December 14, 2006, Fitch Ratings withdrew all of the ratings of Calpine Corporation.

We expect to file a plan of reorganization with the U.S. Bankruptcy Court in 2007. Subsequent to confirmation of the terms of the plan of reorganization, we anticipate that revised credit ratings will be established for us by each rating agency.

Off Balance Sheet Commitments — Our facility operating leases, which include certain sale/leaseback transactions, are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us. The sale/leaseback transactions utilize special-purpose entities formed by the equity investors with the sole purpose of owning a power generation facility. Some of our operating leases contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance debt instruments. We guarantee $645.2 million of the total future minimum lease payments of our consolidated subsidiaries related to our operating leases. We have no ownership or other interest in any of these special-purpose entities. See Note 15 of the Notes to Consolidated Financial Statements for the future minimum lease payments under our power plant operating leases.

The debt on the books of our unconsolidated investments is not reflected on our balance sheet. As of December 31, 2006, our equity method investee did not carry any debt. As of December 31, 2005, equity method investee debt was approximately $164.3 million and, based on our pro rata share of each of the investments, our share of such debt would be approximately $73.9 million. All such debt was non-recourse to us. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our investments.

Commercial Commitments — Our primary commercial obligations as of December 31, 2006, are as follows (in thousands):

	Amounts of Commitment Expiration per Period
							Total
							Amounts
Commercial Commitments	2007	2008	2009	2010	2011	Thereafter	Committed

Guarantee of subsidiary debt	$18,799	$23,496	$19,848	$8,757	$7,301	$379,565	$457,766
Standby letters of credit(1)(3)	222,256	6,500	7,550	—	28,100	—	264,406
Surety bonds(2)(3)(4)	—	25	—	50	—	11,419	11,494
Guarantee of subsidiary operating lease payments(3)	45,748	45,847	47,470	45,581	103,355	357,149	645,150

Total	$286,803	$75,868	$74,868	$54,388	$138,756	$748,133	$1,378,816

(1)	The standby letters of credit disclosed above include those disclosed in Note 8.

(2)	The majority of surety bonds do not have expiration or cancellation dates.

(3)	These are off balance sheet obligations.

(4)	As of December 31, 2006, $11,099 of cash collateral is outstanding related to these bonds.

As of December 31, 2006, we have guaranteed $253.1 million and $83.2 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant and $265.2 million and $76.6 million, respectively, as of December 31, 2005, for these power plants. With respect to the Hidalgo Energy Center, we agreed to indemnify Duke Capital Corporation in the amounts of $100.3 million and $101.4 million, respectively, as of December 31, 2006 and 2005, in the event Duke Capital Corporation is required to make any payments under its guarantee of the Hidalgo facility lease. As of December 31, 2006 and 2005, we have also guaranteed $21.2 million and $24.2 million, respectively, of other miscellaneous debt. As of December 31, 2006, all of this guaranteed debt is recorded on our Consolidated Balance Sheets.

We have also guaranteed subsidiary debt for certain of our deconsolidated Canadian and other foreign subsidiaries which is not included in the Commercial Commitments table above. As a result of our Chapter 11 and CCAA filings, we recorded approximately $3.8 billion of expected allowed claims in LSTC on our Consolidated Balance Sheets related to these debt guarantees, some of which were redundant. The ultimate resolution and value of these claims are uncertain and are subject to the Chapter 11 cases and CCAA proceedings. See Note 3 of the Notes to Consolidated Financial Statements for further information.

Contractual Obligations — Our contractual obligations related to continuing operations as of December 31, 2006, are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Other contractual obligations	$45,850	$5,400	$2,693	$2,612	$1,216	$35,547	$93,318

Total operating lease obligations(1)	$87,047	$86,950	$88,886	$81,189	$138,249	$567,887	$1,050,208

Debt:
Notes payable and other borrowings(2)(3)	134,436	97,892	103,997	116,768	304	1,181	454,578
Preferred interests(2)	8,990	12,236	16,228	175,144	325,603	45,214	583,415
Capital lease obligations(2)	7,871	9,897	10,982	16,138	17,764	217,255	279,907
CCFC(2)	3,208	3,209	365,349	—	410,509	—	782,275
CalGen(2)	116,433	12,050	829,875	722,932	830,000	—	2,511,290
Construction/project financing(2)(4)	241,653	89,895	89,428	178,281	1,063,648	540,584	2,203,489
DIP Facility(6)	996,500	—	—	—	—	—	996,500

Total debt not subject to compromise	1,509,091	225,179	1,415,859	1,209,263	2,647,828	804,234	7,811,454
Liabilities subject to compromise(5):
Contingent Convertible Senior Notes Due 2006, 2014, 2015, and 2023(6)	1,311	—	—	—		1,822,149	1,823,460
Second Priority Debt(6)	1,221,875	—	—	1,150,000	400,000	900,000	3,671,875
Unsecured senior notes(6)	431,698	173,761	180,602	411,137	682,791	—	1,879,989
Notes payable and other liabilities — related party	—	—	—	—	—	1,077,216	1,077,216
Provision for claims under parent guarantees	—	—	—	—	—	5,389,597	5,389,597
Other	—	—	—	—	—	915,118	915,118

Total liabilities subject to compromise	1,654,884	173,761	180,602	1,561,137	1,082,791	10,104,080	14,757,255
Total debt and liabilities subject to compromise(5)	$3,163,975	$398,940	$1,596,461	$2,770,400	$3,730,619	$10,908,314	$22,568,709

Interest payments on debt not subject to compromise	$1,240,996	$665,637	$615,873	$482,514	$328,749	$525,939	$3,859,708

Interest rate swap agreement payments	$5,092	$1,124	$206	$(434)	$(137)	$(140)	$5,711

Purchase obligations:
Turbine commitments	4,179	2,699	—	—	—	—	6,878
Commodity purchase obligations(7)	1,383,350	669,872	655,604	537,512	368,971	1,784,286	5,399,595
Land leases	4,582	5,168	5,610	5,737	5,690	356,225	383,012
Long-term service agreements	57,532	38,573	18,288	36,415	31,311	117,329	299,448
Costs to complete construction projects(8)	40,295	—	—	—	—	—	40,295
Other purchase obligations(9)	77,677	38,787	26,958	27,692	23,441	482,967	677,522

Total purchase obligations(10)(11)	$1,567,615	$755,099	$706,460	$607,356	$429,413	$2,740,807	$6,806,750

(1)	Included in the total are future minimum payments for power plant operating leases, and office and equipment leases. See Note 15 of the Notes to Consolidated Financial Statements for more information.

(2)	Structured as an obligation(s) of certain subsidiaries of Calpine Corporation without recourse to Calpine Corporation. However, default on these instruments could potentially trigger cross-default provisions in certain other debt instruments.

(3)	A note payable totaling $109.0 million associated with the sale of the PG&E note receivable to a third party is excluded from notes payable and other borrowings for this purpose as it is a non-cash liability. If the $109.0 million is summed with the $454.6 million (total notes payable and other borrowings) from the table above, the total notes payable and other borrowings would be $563.6 million, which agrees to the notes payable and other borrowings in Note 8 of the Notes to Consolidated Financial Statements. Total debt not subject to compromise of $7,811.5 million from the table above summed with the $109.0 million totals $7,920.5, which agrees to the total debt not subject to compromise amount in Note 8 of the Notes to Consolidated Financial Statements.

(4)	Included in the total are guaranteed amounts of $253.1 million and $83.2 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant.

(5)	In accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and as a result of the automatic stay provisions of Chapter 11 and the uncertainty of the amount approved by the court as allowed claims, we are unable to determine the maturity date of the LSTC. Accordingly, only the total contractual amounts due related to these instruments is noted above. Also, we ceased accruing and recognizing interest expense on debt that is considered to be subject to compromise, except that being paid pursuant to the Cash Collateral Order. Consequently, interest payable does not include all contractual interest due on LSTC.

(6)	An obligation of or with recourse to Calpine Corporation.

(7)	The amounts presented here include contracts for the purchase, transportation, or storage of commodities accounted for as executory contracts or normal purchase and sales and, therefore, not recognized as liabilities on our Consolidated Balance Sheets. See “— Financial Market Risks” for a discussion of our commodity derivative contracts recorded at fair value on our Consolidated Balance Sheets.

(8)	Does not include Greenfield Energy Centre or OMEC.

(9)	The amounts include obligations under employment agreements. They do not include success fees which are contingent on the employment status if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court. Also, any claim by Mr. Cartwright for severance benefits is not included in the table above and would be a pre-petition claim and processed accordingly in the Chapter 11 cases. See Item 11. “Executive Compensation” for a discussion of Messrs. R. May, T. May, Davido and Doody’s employment agreements.

(10)	The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.

(11)	Does not include certain success fees that could potentially be paid upon our emergence from Chapter 11 to third party financial advisors retained by the Company and the Committees in connection with our Chapter 11 cases. These reorganization items are contingent upon the approval of a plan of reorganization by the U.S. Bankruptcy Court. Currently, we estimate these success fees could amount to approximately $32 million in the aggregate.

Debt, Lease and Indenture Covenant Compliance — See Note 8 of the Notes to Consolidated Financial Statements for compliance information.

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with FIN 46-R, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine DP, LLC, Deer Park Energy Center Limited Partnership, CCFC Preferred Holdings, LLC and Metcalf Energy Center, LLC. The following disclosures are required under certain applicable agreements and pertain to some of these entities. The financial information provided below represents the assets, liabilities, and results of operations for each of the special purpose subsidiaries as reflected on our Consolidated Financial Statements. These amounts may differ materially from the assets, liabilities, and results of operations of these entities on a stand-alone basis as presented in their individual financial statements.

On June 13, 2003, PCF, a wholly owned stand-alone subsidiary of ours, completed an offering of two tranches of Senior Secured Notes due 2006 and 2010 totaling $802.2 million original principal amount. PCF’s assets and liabilities consist of cash (maintained in a debt reserve fund), a PPA under which it purchases power from Morgan Stanley Capital Group Inc., a PPA pursuant to which PCF sells power to CDWR and the PCF Notes. PCF was determined to be a VIE in which we were the primary beneficiary. Accordingly, the entity’s assets and liabilities are consolidated into our accounts.

The above-mentioned power sales agreement and PPA, which were acquired by PCF from CES, and the PCF Notes (a portion of which have been repaid pursuant to the PCF Notes’ amortization schedule) are assets and liabilities of PCF, separate from the assets and liabilities of Calpine Corporation and other subsidiaries of ours. The following table sets forth selected financial information of PCF as of and for the year ended December 31, 2006 (in thousands):

2006

Assets	$357,006
Liabilities	421,997
Total revenue	513,336
Total cost of revenue	426,804
Interest expense	41,870
Net income (loss)	50,972

See Notes 8 and 13 of the Notes to Consolidated Financial Statements for further information.

On September 30, 2003, GEC, a wholly owned subsidiary of our subsidiary GEC Holdings, LLC, completed an offering of $301.7 million of 4% Senior Secured Notes Due 2011. In connection with the issuance of the secured notes, we received funding on a third party preferred equity investment in GEC Holdings, LLC totaling $74.0 million. This preferred interest meets the criteria of a mandatorily redeemable financial instrument and has been classified as debt due to certain preferential distributions to the third party. The preferential distributions are due semi-annually beginning in March 2004 through September 2011 and total approximately $113.3 million over the eight-year period. As of December 31, 2006 and 2005, there was $51.1 million and $59.8 million, respectively, outstanding under the preferred interest.

A long-term PPA between CES and CDWR has been acquired by GEC by means of a series of capital contributions by CES and certain of its affiliates and is an asset of GEC, and the secured notes and the preferred interest are liabilities of GEC, separate from the assets and liabilities of Calpine and our other subsidiaries. In addition to the PPA and seven peaker power plants owned directly by GEC, GEC’s assets include cash and a 100% equity interest in each of Creed and Goose Haven, each of which is a wholly owned subsidiary of GEC and a guarantor of the secured notes. Each of Creed and Goose Haven has been established as an entity with its existence separate from us and other subsidiaries of ours. GEC consolidates these entities. Creed and Goose Haven each have assets consisting of various power plants and other assets. The following table sets forth selected financial information of GEC for the year ended December 31, 2006 (in thousands):

2006

Assets	$731,733
Liabilities	377,548
Total revenue	96,896
Total cost of revenue	32,286
Interest expense	13,781
Net income	52,363

On December 4, 2003, we announced that we had sold to a group of institutional investors our right to receive payments from PG&E under an agreement between PG&E and Calpine Gilroy Cogen, L.P. regarding the termination and buy-out of a Standard Offer contract between PG&E and Gilroy for $133.4 million in cash. Because the transaction did not satisfy the criteria for sales treatment in accordance with applicable accounting standards it was recorded on our Consolidated Financial Statements as a secured financing, with a note payable of

$133.4 million. The receivable balance and note payable balance are both reduced as PG&E makes payments to the buyer of the receivable. The $24.1 million difference between the $157.5 million book value of the receivable at the transaction date and the cash received will be recognized as additional interest expense over the repayment term. We will continue to record interest income over the repayment term, and interest expense will be accreted on the amortizing note payable balance.

Pursuant to the applicable transaction agreements, each of Gilroy and Calpine Gilroy 1, Inc. (the general partner of Gilroy), has been established as an entity with its existence separate from us and other subsidiaries of ours. The following table sets forth the assets and liabilities of Gilroy as of December 31, 2006 (in thousands):

2006

Assets	$345,528
Liabilities	111,222
Liabilities subject to compromise	2,457

See Notes 6 and 8 of the Notes to Consolidated Financial Statements for further information.

On June 2, 2004, our wholly owned indirect subsidiary, PCF III, issued $85.0 million aggregate principal amount at maturity of notes collateralized by PCF III’s ownership of PCF. PCF III owns all of the equity interests in PCF, the assets of which include a debt reserve fund, which had a balance of approximately $94.4 million at December 31, 2006 and 2005. We received cash proceeds of approximately $49.8 million from the issuance of the notes, which accrete in value up to $85 million at maturity in accordance with the accreted value schedule for the notes.

The following table sets forth the assets and liabilities of PCF III as of December 31, 2006, and does not include the balances of PCF III’s subsidiary, PCF (in thousands):

2006

Assets	$357,006
Liabilities	421,977

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

The following table sets forth the assets and liabilities of these entities as of December 31, 2006 (in thousands):

	Rocky Mountain	Riverside	Calpine Riverside
	Energy Center,	Energy Center,	Holdings,
	LLC 2006	LLC 2006	LLC 2006

Assets	$440,597	$573,373	$303,200
Liabilities	276,825	422,566	84

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

The following table sets forth the assets and liabilities of Deer Park as of December 31, 2006 (in thousands):

2006

Assets	$526,625
Liabilities	740,484

See Note 13 of the Notes to Consolidated Financial Statements for further information.

On October 14, 2005, our indirect subsidiary, CCFCP, issued $300.0 million of 6-year redeemable preferred shares. The CCFCP redeemable preferred shares are mandatorily redeemable on the maturity date of October 13, 2011, and are accounted for as long-term debt and any related preferred dividends will be accounted for as interest expense.

The following table sets forth the assets and liabilities of CCFCP as of December 31, 2006 (in thousands):

2006

Assets	$2,230,766
Liabilities	1,227,159

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

The following table sets forth the assets and liabilities of Metcalf as of December 31, 2006 (in thousands):

2006

Assets	$1,049,414
Liabilities	620,133

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

The change in fair value of outstanding commodity derivative instruments from January 1, 2006, through December 31, 2006, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2006	$(439,814)
(Gains) losses recognized or otherwise settled during the period(1)	184,673
Fair value attributable to new contracts	126
Changes in fair value attributable to price movements	42,934
Terminated derivatives	9,624

Fair value of contracts outstanding at December 31, 2006(2)	$(202,457)

(1)	Recognized gains from commodity cash flow hedges of $87.4 million (represents a portion of the realized value of cash flow hedge activity of $(142.2) million as disclosed in Note 13 of the Notes to Consolidated Financial Statements) net of losses related to the terminated fair value hedged item of $(148.0) million (represents a portion of sales of purchased power as reported on our Consolidated Statements of Operations) and losses related to undesignated derivatives of $(124.1) million (represents a portion of the realized mark-to-market activities, net as reported on our Consolidated Statements of Operations).

(2)	Net commodity derivative liabilities reported in Note 13 of the Notes to Consolidated Financial Statements.

Of the total mark-to-market gain of $99.0 million for the year ended December 31, 2006, there was a $209.1 million unrealized gain, and we had a realized loss of $(110.1) million. The realized loss included a non-cash gain of approximately $33.9 million from amortization of various items.

The fair value of outstanding derivative commodity instruments at December 31, 2006, based on price source and the period during which the instruments will mature, are summarized in the table below (in thousands):

Fair Value Source	2007	2008-2009	2010-2011	After 2011	Total

Prices actively quoted	$(17,914)	$—	$—	$—	$(17,914)
Prices provided by other external sources	(60,561)	(45,281)	(56,247)	—	(162,089)
Prices based on models and other valuation methods	—	(14,664)	(7,790)	—	(22,454)

Total fair value	$(78,475)	$(59,945)	$(64,037)	$—	$(202,457)

Our risk managers maintain fair value price information derived from various sources in our risk management systems. The propriety of that information is validated by our risk control group. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods. See “— Application of Critical Accounting Policies” for a discussion of valuation estimates used where external prices are unavailable.

The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at December 31, 2006, and the period during which the instruments will mature are summarized in the table below (in thousands):

Credit Quality
(Based on Standard & Poor’s
Ratings as of December 31, 2006)	2007	2008-2009	2010-2011	After 2011	Total

Investment grade	$(79,004)	$(59,945)	$(64,037)	$—	$(202,986)
Non-investment grade	(1,109)	—	—	—	(1,109)
No external ratings	1,638	—	—	—	1,638

Total fair value	$(78,475)	$(59,945)	$(64,037)	$—	$(202,457)

The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in thousands):

		Fair Value
		After
		10% Adverse
	Fair Value	Price Change

At December 31, 2006:
Electricity	$(122,676)	$(242,479)
Natural gas	(79,781)	(120,906)

Total	$(202,457)	$(363,385)

Derivative commodity instruments included in the table are those included in Note 13 of the Notes to Consolidated Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a 10% adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a 10%

adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

The primary factors affecting the fair value of our derivatives at any point in time are (i) the volume of open derivative positions (MMBtu and MWh), and (ii) changing commodity market prices, principally for electricity and natural gas. The total volume of open gas derivative positions decreased 3% from December 31, 2005, to December 31, 2006, and the total volume of open power derivative positions decreased 10% for the same period. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. The change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or on our Consolidated Statements of Operations as a component (gain or loss) of current earnings. As of December 31, 2006, a significant component of the balance in AOCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the year ended December 31, 2006, have reflected this. See Note 13 of the Notes to Consolidated Financial Statements for additional information on derivative activity.

Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of December 31, 2006 (dollars in thousands):

Variable to Fixed Swaps

	Notional	Weighted Average	Weighted Average
	Principal	Interest Rate	Interest Rate		Fair Market
Maturity Date	Amount	(Pay)	(Receive)		Value

2007	$55,737	4.5%	3-month US$	LIBOR	$803
2007	279,649	4.5	3-month US$	LIBOR	4,031
2009	34,938	4.4	3-month US$	LIBOR	571
2009	175,294	4.4	3-month US$	LIBOR	2,863
2009	50,000	4.8	3-month US$	LIBOR	329
2011	50,300	4.9	3-month US$	LIBOR	293
2011	43,000	4.8	3-month US$	LIBOR	306
2011	21,500	4.8	3-month US$	LIBOR	153
2011	25,150	4.9	3-month US$	LIBOR	146
2011	25,150	4.9	3-month US$	LIBOR	146
2011	21,500	4.8	3-month US$	LIBOR	153
2011	25,150	4.9	3-month US$	LIBOR	146
2011	21,500	4.8	3-month US$	LIBOR	153
2012	90,468	6.5	3-month US$	LIBOR	(4,382)

Total	$919,336				$5,711

Certain of our interest rate swaps were designated as cash flow hedges of debt instruments that became subject to compromise as a result of our Chapter 11 filings. Consequently, such interest rate swaps no longer were effective hedges and we began to recognize changes in their fair value through earnings rather than through OCI as of the Petition Date.

The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in thousands). Given our net variable to fixed portfolio position, a 100 basis point decrease would adversely impact our portfolio as follows:

Fair Value After a 1.0%
(100 Basis Points) Adverse
Net Fair Value as of December 31, 2006	Interest Rate Change

$5,711	$(19,303)

Variable Rate Debt Financing — We have used debt financing to meet the significant capital requirements needed to fund our growth. Certain debt instruments related to our non-debtor entities and debt instruments not considered subject to compromise at December 31, 2006, may affect us adversely because of changes in market conditions. Our variable rate financings are indexed to base rates, generally LIBOR, as shown below. Significant LIBOR increases could have a negative impact on our future interest expense.

The following table summarizes our variable rate debt, by repayment year, exposed to interest rate risk as of December 31, 2006. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in thousands):

							Fair Value
							December 31,
	2007	2008	2009	2010	2011	Thereafter	2006

(1)
Metcalf Energy Center, LLC preferred interest	$—	$—	$—	$155,000	$—	$—	$155,000
Third Priority Secured Floating Rate Notes Due 2011 (CalGen)	—	—	—	—	680,000	—	731,000
Second Priority Senior Secured Floating Rate Notes Due 2011 (CalGen)	—	—	—	—	410,509	—	410,509
CCFC Preferred Holdings, LLC preferred interest	—	—	—	—	300,000	—	300,000

Total as defined at(1) below	—	—	—	155,000	1,390,509	—	1,596,509
(2)
Blue Spruce Energy Center project financing	3,750	3,750	3,750	3,750	3,750	40,895	59,645

Total as defined at(2) below	3,750	3,750	3,750	3,750	3,750	40,895	59,645
(3)
Freeport Energy Center, LP project financing	3,651	3,355	2,966	3,229	223,090	—	236,291
Mankato Energy Center, LLC project financing	3,158	3,258	2,799	2,587	203,198	—	215,000
First Priority Secured Floating Rate Notes Due 2009 (CalGen)	1,175	2,350	231,475	—	—	—	235,000

							Fair Value
							December 31,
	2007	2008	2009	2010	2011	Thereafter	2006

First Priority Secured Institutional Term Loans Due 2009 (CalGen)	3,000	6,000	591,000	—	—	—	619,500
First Priority Senior Secured Institutional Term Loan Due 2009 (CCFC)	3,208	3,208	365,349	—	—	—	371,765
Second Priority Secured Institutional Floating Rate Notes Due 2010 (CalGen)	—	3,200	6,400	625,239	—	—	634,839
Second Priority Secured Term Loans Due 2010 (CalGen)	—	500	1,000	97,694	—	—	105,750
First Priority Secured Revolving Loan (CalGen)	112,258	—	—	—	—	—	112,258

Total as defined at(3) below	126,450	21,871	1,200,989	728,749	426,288	—	2,530,403
(4)
DIP First Priority Term Loan	396,500	—	—	—	—	—	396,500
DIP Second Priority Term Loan	600,000	—	—	—	—	—	600,000
Riverside Energy Center project financing	3,685	3,685	3,685	3,685	336,868	—	351,608
Rocky Mountain Energy Center project financing	2,649	2,649	2,649	2,649	232,325	—	242,921
Metcalf Energy Center, LLC project financing	—	—	—	100,000	—	—	100,000

Total as defined at(4) below	1,002,834	6,334	6,334	106,334	569,193	—	1,691,029
(5)
Contra Costa	168	179	190	202	215	1,002	1,956

Total as defined at(5) below	168	179	190	202	215	1,002	1,956

Grand total variable rate debt instruments	$1,133,202	$32,134	$1,211,263	$994,035	$2,389,955	$41,897	$5,879,542

(1)	6-month British Bankers Association LIBOR interest rate for deposits in U.S. dollars plus a margin rate.

(2)	Choice of 1-month, 2-month or 3-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.

(3)	Choice of 1-month, 2-month, 3-month, or 6-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.

(4)	Choice of 1-month, 2-month, 3-month, 6-month, 9-month or 12-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.

(5)	Annual average interest rate of the preceding calendar year for the California Local Agency Investment Fund (LAIF) plus 2.5%.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions which are inherently uncertain and may differ significantly from actual results achieved. We believe the following are currently our more critical accounting policies due to the significance and subjectivity involved in each when preparing our Consolidated Financial Statements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the application of these and other accounting policies.

Chapter 11 Claims Assessment

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities recorded on our Consolidated Balance Sheets at the time of our Chapter 11 filings with the exception of the settlements approved by the U.S Bankruptcy Court prior to December 31, 2006. In addition, we also reflect as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. These expected allowed claims require management to estimate the likely claim amount that will be allowed by the U.S. Bankruptcy Court prior to the U.S. Bankruptcy Court’s ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors. We expect that our estimates, although based on the best available information, will change due to actions of the U.S. Bankruptcy Court, negotiations, rejection or repudiation of executory contracts and unexpired leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.

Our estimates may be materially different than the amounts ultimately allowed in the Chapter 11 cases. The following is a summary of the most significant estimates and assumptions that we have made with respect to our expected allowed claims included in LSTC.

Guarantee of Canadian Subsidiary Debt — We determined that pursuant to direct guarantees by Calpine (and a U.S. subsidiary) of funded debt owed by deconsolidated Canadian subsidiaries, or pursuant to other related support obligations, there were approximately $5.1 billion of expected allowed claims against the U.S. parent entities. While some of the guarantee exposures are redundant, accounting standards require that “liabilities that may be affected by the plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts,” notwithstanding that we may object to the presentation of multiple claims that we believe are essentially related to a single obligation.

Second Priority Debt — We have not made, and currently do not propose to make, an affirmative determination whether our Second Priority Debt is fully secured or under secured. We do, however, believe that there is uncertainty about whether the market value of the assets collateralizing the obligations owing in respect of the Second Priority Debt is less than, equals or exceeds the amount of these obligations. Therefore, in accordance with the applicable accounting standards, we have classified the Second Priority Debt as LSTC.

Contract Rejections and Repudiations — We have rejected or repudiated certain contracts which we determined no longer provide any benefit to the U.S. Debtor estates. For certain contracts, these estimates involve long-range commodity price assumptions that are difficult to predict. We estimated the fair value of these contracts using the same procedures used to value our commodity derivative instruments in the normal course of business.

The following table summarizes the claims in our Chapter 11 cases as of December 31, 2006:

	Total Number	Total Claims
	of Claims	Exposure
		(in billions)

Total claims filed	17,655	$105.6
Less:
Disallowed and expunged claims		27.2
Withdrawn claims		2.0
Redundant claims		44.3
Other claims with basis for objection or reduction		14.7

Total estimate of liquidated claims exposure		$17.4
Amounts recorded as liabilities not subject to compromise		2.9

Total estimate of liquidated claims exposure (net of amounts not subject to compromise)		$14.5

The amount of the proofs of claim filed less disallowed, expunged and withdrawn claims, net of redundancies and amounts for which we have identified a basis for objection or reduction totals approximately $17.4 billion, as summarized above. This amount represents the total estimate of liquidated claims exposure to the U.S. Debtors as of December 31, 2006.

Of the approximately $17.4 billion of filed and scheduled liquidated claims, we have recorded approximately $2.9 billion as liabilities not subject to compromise and approximately $14.8 billion as LSTC on our Consolidated Balance Sheet as of December 31, 2006. The difference between the total estimate of liquidated claims exposure (net of amounts not subject to compromise) and LSTC is approximately $0.3 billion and primarily relates to claims in process of reconcilement, claims for unliquidated amounts and scheduled amounts where no claims have been filed.

See Note 3 of the Notes to Consolidated Financial Statements for further discussion of our Chapter 11 claims assessment.

Revenue Recognition and Accounting for Commodity Derivative Instruments

We enter into commodity derivative instruments to convert floating or indexed electricity and gas (and to a lesser extent oil and refined product) prices to fixed prices in order to lessen our vulnerability to reductions in electricity prices for the electricity we generate, and to increases in gas prices for the fuel we consume in our power plants. The hedging, balancing and optimization activities that we engage in are directly related to our asset-based business model of owning and operating gas-fired electric power plants and are designed to protect our spark spread. We use a variety of derivative instruments including commodity financial instruments, commodity contracts, and physical options.

We also routinely enter into physical commodity contracts for sales of our generated electricity to ensure favorable utilization of generation assets. Such contracts often meet the criteria of a derivative but are generally eligible for the normal purchases and sales exception. Certain other contracts do not meet the definition of a derivative and may be considered leases or other executory contracts. We apply lease or traditional accrual accounting to these contracts that are exempt from derivative accounting or do not meet the definition of a derivative instrument.

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value. The following is a summary of the most significant estimates and assumptions associated with the calculation of fair value of our commodity derivative instruments.

Pricing — We make estimates about future prices during periods for which price quotes are not available from sources external to us. As a result, we are required to rely on internally developed price estimates when external quotes are unavailable. We derive our future price estimates, during periods where external price quotes are unavailable, based on extrapolation of prices from prior periods where external price quotes are available. We perform this extrapolation by using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.

Credit Reserves — We must take into account the credit risk that our counterparties will not have the financial wherewithal to honor their contract commitments. In establishing credit risk reserves we take into account historical default rate data published by the rating agencies based on the credit rating of each counterparty where we have realization exposure, as well as other published data and information.

Liquidity Reserves — We value our forward positions at the mid-market price, or the price in the middle of the bid-ask spread. This creates a risk that the value reported by us as the fair value of our derivative positions will not represent the realizable value or probable loss exposure of our derivative positions if we are unable to liquidate those positions at the mid-market price. Adjusting for this liquidity risk states our derivative assets and liabilities at their most probable value. We use a two-step quantitative and qualitative analysis to determine our liquidity reserve.

In the first step we calculate the net notional volume exposure at each location by commodity and multiply the result by one half of the bid-ask spread by applying the following assumptions: (i) where we have the capability to cover physical positions with our own assets, we assume no liquidity reserve is necessary because we will not have to cross the bid-ask spread in covering the position; (ii) we record no reserve against our hedge positions because a high likelihood exists that we will hold our hedge positions to maturity or cover them with our own assets; and (iii) where reserves are necessary, we base the reserves on the spreads observed using broker quotes as a starting point.

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

See Note 13 of the Notes to Consolidated Financial Statements for further discussion of our commodity derivative instruments.

Impairment Evaluation of Long-Lived Assets

We evaluate long-lived assets, such as property, plant and equipment, equity method investments, turbine equipment, patents, and other definite-lived intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends, a determination that a suspended project is not likely to be completed or when we conclude that it is more likely than not that an asset will be disposed of or sold.

Accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying amount of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset, or in the case of assets we expect to sell, at fair value less costs to sell. The following is a summary of the most significant estimates and assumptions associated with our long-lived asset evaluation.

Undiscounted Expected Future Cash Flows — Estimates of undiscounted expected future cash flows include the future supply and demand relationships for electricity and natural gas, the expected pricing for those commodities, likelihood of continued development and the resultant spark spreads in the various regions where we generate electricity. If management concludes that it is more likely than not that an operating plant will be sold or otherwise disposed of, we do an evaluation of the probability-weighted expected future cash flows, giving consideration to both (i) the continued ownership and operation of the power plant and (ii) consummating a sale or other disposition of the plant. Certain of our operating plants are located in regions with depressed demands and market spark spreads. Our forecasts generally assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.

Fair Value — Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our financial condition or results of operations.

See Note 2 of the Notes to Consolidated Financial Statements for further discussion of our impairment evaluation of long-lived assets.

Accounting for Income Taxes

To arrive at our consolidated income tax provision and other tax balances, significant judgment is required. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions, multistate taxation of operations and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical tax provisions and accruals. Such differences could have a material impact on our income tax provision, other tax accounts and net income in the period in which such determination is made.

As of December 31, 2006, we had credit carryforwards of $64.0 million relating to Energy Credits, Research and Development Credits and Alternative Minimum Tax Credits. Our NOL carryforward consists of federal carryforwards of approximately $3.8 billion which expire between 2024 and 2027. This includes an NOL carryforward of approximately $528 million for CCFC, a subsidiary that was deconsolidated for U.S. tax purposes in 2005. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The U.S. Bankruptcy Court has entered orders that place certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases and has also provided potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates, which could negatively impact our accumulated NOLs and other tax attributes. The ultimate realization of our NOLs will depend on several factors, such as whether limitations on trading in our common stock will prevent an “ownership change” and the amount of our indebtedness that is cancelled through the Chapter 11 cases. If a portion of our debt is cancelled upon emergence from Chapter 11, the amount of the cancelled debt will reduce tax attributes such as our NOLs and tax basis on fixed assets which, depending on our plan of reorganization, could partially or fully utilize our available NOLs. Additionally, the NOL carryforwards of CCFC (a Non-Debtor), may be limited due to the sale of a preferred interest in 2005 which may be deemed an “ownership change” under federal income tax law. If a change occurred, any limitation on the NOL carryforwards would not have a material impact on our Consolidated Financial Statements due to the full valuation allowance recorded against the carryforwards.

At December 31, 2006, we had a valuation allowance of approximately $2.3 billion against certain deferred tax assets. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. Our valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions during the periods in which the temporary differences will be deductible to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

The determination and calculation of income tax contingencies involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations. We are currently under IRS examination for fiscal years 1999 through 2002. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of audits will have no material adverse effect on our financial statements.

See Note 9 of the Notes to Consolidated Financial Statements for further discussion of our accounting for income taxes.

Initial Adoption of New Accounting Standards in 2006

See Note 2 of the Notes to Consolidated Financial Statements for information regarding the initial adoption of new accounting standards in 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required hereunder is set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Risks.”

Item 8.	Financial Statements and Supplementary Data

The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the consolidated financial statements that are a part of this Report. Other financial information and schedules are included in the consolidated financial statements that are a part of this Report.

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

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not identify any material weaknesses and have therefore concluded that we did maintain effective internal control over financial reporting based on criteria in Internal Control — Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

In the last fiscal quarter of 2006, we confirmed we had completed the enhancement of our internal controls relating to the accounting for income taxes during the third quarter of 2006. Specifically, we implemented controls to complete the timely reconciliation of the underlying data being provided by the accounting department to the tax department to ensure the accuracy and validity for purposes of our tax calculations, principally relating to the book and tax basis of our property, plant and equipment. Management, with the oversight of the Audit Committee, has addressed the material weakness related to controls over the accounting for income taxes identified in previous periods and has concluded that it has been successfully remediated.

Except for the remediation of the material weakness discussed above, there was no change in our internal control over financial reporting that occurred during the last fiscal quarter of 2006 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting as of December 31, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth in the table below is a list of the Company’s directors, serving at the time of the filing of this Report, together with certain biographical information, including their ages as of March 14, 2007.

Name	Age	Principal Occupation

Kenneth T. Derr	70	Chairman of the Board, Calpine Corporation
Glen H. Hiner	72	Retired, Former Chairman and Chief Executive Officer, Owens Corning
William J. Keese	67	Consultant, North American Insulation Manufacturers Association
Robert P. May	57	Chief Executive Officer, Calpine Corporation
David C. Merritt	52	Managing Director, Salem Partners LLC
Walter L. Revell	72	Chairman and Chief Executive Officer, Revell Investments International, Inc.
George J. Stathakis	76	Chief Executive Officer, George J. Stathakis & Associates
Susan Wang	56	Retired, Former Executive Vice President and Chief Financial Officer of Solectron Corporation

Kenneth T. Derr became a director of the Company in May 2001. Mr. Derr has served as our Chairman of the Board since November 2005 and served as Acting Chief Executive Officer from November to December 2005. In 1999, he retired as the Chairman and Chief Executive Officer of Chevron Corporation, an international oil company. He held this position since 1989, after a 39-year career with the Chevron Corporation. Mr. Derr obtained a Bachelor of Science degree in Mechanical Engineering from Cornell University in 1959 and a Master of Business Administration degree from Cornell University in 1960. Mr. Derr serves as a director of Citigroup, Inc. and Halliburton Company. Mr. Derr is a member of the Compensation Committee and chair of both the Nominating and Governance Committee and the Executive Committee.

Glen H. Hiner became a director of the Company in June 2006. Mr. Hiner was the Chairman and Chief Executive Officer of Owens Corning from January 1992 to April 2002. Prior to his 11 years at Owens Corning, Mr. Hiner worked for General Electric for 35 years, where he served in a variety of senior management positions, including Senior Vice President and Group Executive for the GE Plastics Group. Mr. Hiner obtained both a Bachelor of Science degree in Electrical Engineering in 1957 and an Honorary Doctorate in Science from West Virginia University in 1989. He also joined their Business School in 2002, where he instructed a graduate course in business ethics. He currently serves on the Board of Directors of the Kohler Company. Mr. Hiner is a member of both the Compensation Committee and the Nominating and Governance Committee.

William J. Keese became a director of the Company in September 2005. Mr. Keese was Chairman of the CEC from March 1997 to March 2005. During his eight-year tenure with the CEC, Mr. Keese was Chair of the National Association of State Energy Officials and the Western Interstate Energy Board. Prior to his distinguished career at the CEC, he served as a California public affairs advocate and consultant, representing energy and professional clients. He obtained a Juris Doctor degree from Loyola University, Los Angeles in 1963 and is a member of the American and California Bar Associations. Mr. Keese served as California’s representative to, and co-chair of, the Western Governors Association’s Clean and Diversified Energy Advisory Committee. He is currently assisting in the implementation of the recommendations in that report adopted by the Western Governors. In addition, he sits on the Board of Directors of the Alliance to Save Energy, where he co-chaired the Alliance’s Vision 2010 effort, crafting a suite of federal energy policy options. He is a strategic consultant to the North American Insulation Manufacturers Association. Mr. Keese is chair of the Compensation Committee and is a member of the Nominating and Governance Committee.

Robert P. May has served as Chief Executive Officer and a director of the Company since December 2005. Mr. May served as Interim President and Chief Executive Officer of Charter Communications, Inc. from January 2005 to August 2005. He served on the Board of Directors of HealthSouth Corporation from October 2002 to October 2005 and as its Chairman of the Board from July 2004 to October 2005. From March 2003 to May 2004, he served as HealthSouth’s Interim Chief Executive Officer, and from August 2003 to January 2004, he served as Interim President of its outpatient and diagnostic division. Since March 2001, Mr. May has been a private investor and principal of RPM Systems, which provides strategic business consulting services. From March 1999 to March 2001, Mr. May served on the Board of Directors and was Chief Executive of PNV Inc., a national telecommunications company. Mr. May was Chief Operating Officer and a director of Cablevisions Systems Corp., from October 1996 to February 1998. He held several senior executive positions with Federal Express Corporation, including President, Business Logistics Services, from 1973 to 1993. Mr. May was educated at Curry College and Boston College and attended Harvard Business School’s Program for Management Development. Mr. May also serves as a director of Charter Communications, Inc. and on the advisory board of Deutsche Bank America. Mr. May is a member of the Executive Committee.

David C. Merritt became a director of the Company in February 2006. Since October 2003 he has been a Managing Director at Salem Partners LLC, an investment banking firm. From January 2001 to April 2003, he served as Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides advisory services to the entertainment media industries. He also served as a director of Laser-Pacific Media Corporation from January 2001 to October 2003. From 1999 to 2000 he served as Chief Financial Officer of CKE Associates, Ltd., a privately held company with interests in talent management, film production, television production, music and new media. Mr. Merritt was an audit and consulting partner of KPMG LLP from 1985 to 1999. During that time, he served as national partner in charge of the media and entertainment practice. Mr. Merritt obtained a Bachelor of Science degree in Business and Accounting from California State University, Northridge in 1975. Mr. Merritt also serves as a director of Outdoor Channel Holdings, Inc. and Charter Communications, Inc. Mr. Merritt is a member of both the Nominating and Governance Committee and the Audit Committee.

Walter L. Revell became a director of the Company in September 2005. Since 1984 he has been Chairman and Chief Executive Officer of Revell Investments International, Inc., an investment, development and management company. Mr. Revell served as Chairman of the Board and Chief Executive Officer of H.J. Ross Associates, Inc. from 1991 to 2002. He also served as President, Chief Executive Officer and Director of Post, Buckley, Schuh & Jernigan, Inc., consulting engineers and planners, from 1975 to 1983. Mr. Revell served as Secretary of Transportation for the State of Florida from 1972 to 1975. Mr. Revell obtained a Bachelor of Science degree from Florida State University in 1957. Mr. Revell also serves as a director of Edd Helms Group, Inc., The St. Joe Company, Rinker Group Limited, NCL Corporation Ltd. and International Finance Bank. Mr. Revell is a member of both the Compensation Committee and the Audit Committee.

George J. Stathakis became a director of the Company in September 1996, and served as a senior advisor to the Company from December 1994 to December 2005. Mr. Stathakis is also the Chief Executive Officer of George J. Stathakis & Associates. He has been providing financial, business and management advisory services to numerous corporations since 1985. He also served as Chairman of the Board and Chief Executive Officer of Ramtron International Corporation, an advanced technology semiconductor company, from 1990 to 1994. From 1986 to 1989, he served as Chairman of the Board and Chief Executive Officer of International Capital Corporation, a subsidiary of American Express. Prior to 1986, Mr. Stathakis served 32 years with General Electric in various management and executive positions. Mr. Stathakis graduated with both a Bachelor of Science degree and a Master of Science degree in Engineering from the University of California at Berkeley in 1952 and 1953, respectively.

Susan Wang became a director of the Company in June 2003. From January 2001 to February 2002, Ms. Wang served as Executive Vice President and Chief Financial Officer for Solectron Corporation, an electronics manufacturing services company. She also served as Solectron’s Chief Financial Officer from August 1989 to February 2002, and was the Director of Finance from October 1984 to August 1989. From May 1977 to October 1984 she was Manager, Financial Services for Xerox Corporation, a document and equipment services provider. Ms. Wang obtained a Bachelor of Business Administration degree in Accounting from the University of Texas in 1972 and a Master of Business Administration degree from the University of Connecticut in 1981. Ms. Wang is a certified public accountant in New York and served as chairman of the Financial Executive Research Foundation from 1998 to 1999. Ms. Wang serves as a director of Altera Corporation, Avanex Corporation, and Nektar Therapeutics. Ms. Wang is chair of the Audit Committee and a member of the Executive Committee.

Set forth in the table below is a list of the Company’s executive officers, serving at the time of the filing of this Report, who are not directors, together with certain biographical information, including their ages as of March 14, 2007.

Name	Age	Principal Occupation

Charles B. Clark, Jr.	59	Senior Vice President and Chief Accounting Officer
Lisa Donahue	42	Senior Vice President and Chief Financial Officer
Gregory L. Doody	42	Executive Vice President, General Counsel and Secretary
Robert E. Fishman	55	Executive Vice President, Power Operations
Thomas N. May	45	Executive Vice President, Commercial Operations

Charles B. Clark, Jr. has served as Senior Vice President and Chief Accounting Officer since December 2006 and his responsibilities include internal financial reporting, external financial reporting, both Securities and Exchange Commission and bankruptcy; Sarbanes-Oxley compliance; and special projects. He served previously as the Company’s Senior Vice President since September 2001 and Corporate Controller since May 1999. He was the Director of Business Services for the Company’s Geysers operations from February 1999 to April 1999. He also served as a Vice President of the Company from May 1999 until September 2001. Prior to joining the Company, Mr. Clark served as the Chief Financial Officer of Hobbs Group, LLC from March 1998 to November 1998. Mr. Clark also served as Senior Vice President, Finance and Administration, of CNF Industries, Inc. from February 1997 to February 1998. He served as Vice President and Chief Financial Officer of Century Contractors West, Inc. from May 1988 to January 1997. Mr. Clark obtained a Bachelor of Science degree in Mathematics from Duke University in 1969 and a Master of Business Administration degree, with a concentration in Finance, from Harvard Graduate School of Business Administration in 1976.

Lisa Donahue has served as Senior Vice President and Chief Financial Officer since November 2006. She is a Managing Director of AlixPartners and its affiliate AP Services. AP Services has been retained by the Company in connection with its Chapter 11 restructuring. Ms. Donahue, who has been associated with AlixPartners since February 1998, will remain a Managing Director of each of AlixPartners and AP Services while serving as the Company’s Chief Financial Officer. Since joining AlixPartners, Ms. Donahue has also served as an executive officer of several public companies, including most recently as Chief Executive Officer of New World Pasta Company from June 2004 through December 2005, and as Chief Financial Officer and Chief Restructuring Officer of Exide Technologies from October 2001 through February 2003. Ms. Donahue joined AlixPartners from The Recovery Group, a Boston based consulting firm, which she joined in 1994, and prior to that she was a senior vice president with the Boston Financial & Equity Corporation, a specialty lending institution, since 1988. Ms. Donahue received a Bachelor of Arts degree in Finance and Accounting from Florida State University in 1988.

Gregory L. Doody joined Calpine in July 2006 as Executive Vice President, General Counsel and Secretary. He oversees all of Calpine’s legal affairs. Prior to joining Calpine, Mr. Doody held different positions at HealthSouth Corporation from July 2003 through July 2006, including Executive Vice President, General Counsel and Secretary. From August 2000 through March 2004, Mr. Doody was a Partner at Balch & Bingham LLP, a regional law firm based in Birmingham, Alabama, while he also acted as Interim Corporate Counsel and Secretary of HealthSouth Corporation from September 2003 until March 2004. He earned a Bachelor of Science, Management degree from Tulane University in 1987 and a Juris Doctor degree from Emory University’s School of Law in 1994. He is a member of the Alabama State Bar, Birmingham Bar Association and the American Bar Association. Mr. Doody also is a member of the Executive Committee of The Federalist Society’s Corporations and Securities and Antitrust Practice Group.

Robert E. Fishman has served as Executive Vice President, Power Operations since February 2006. Dr. Fishman is responsible for managing the Company’s portfolio of natural gas-fired and geothermal power plants and our development and construction activities. Dr. Fishman served as Executive Vice President, Development from September 2005 to February 2006, Senior Vice President, Business Development from July 2004 to August 2005, as Senior Vice President, Engineering from October 2002 to June 2004 and as Senior Vice President, California Peaker Program from September 2001 to September 2002. Dr. Fishman was president of PB Power, Inc. from 1997 to 2001 and Senior Vice President from 1991 to 1996. During his nearly 30-year career, he has managed power project engineering services for more than 5,000 MW of gas turbine combined-cycle, cogeneration and peaking plants. He also has power plant operations experience as a chief engineer in the U.S. Navy. Dr. Fishman obtained a Bachelor of Science degree in Mechanical Engineering from the U.S. Naval Academy in 1973, a Master’s and Engineer’s degree in Mechanical Engineering from Massachusetts Institute of Technology in 1977, and a Ph.D. in Mechanical Engineering from the University of Maryland in 1980. He also serves as a director of Century Aluminum Company.

Thomas N. May joined Calpine in May 2006 as Executive Vice President, Commercial Operations and is responsible for leading all of Calpine’s commodity price risk management activities. He leads the Company’s marketing and sales, trading, plant optimization, origination and transmission activities. Prior to joining Calpine, Mr. May served as Vice President of Commercial Operations for NRG Energy. He was responsible for the overall direction and management of NRG’s commodity risk management activities, including power, natural gas, oil, coal and emissions. Prior to joining NRG in 2004, he was Vice President, West Coast Power for Dynegy Marketing and Trade, and responsible for its West Coast commercial operations. In total, Mr. May has more than 23 years of experience in every aspect of the power industry, including trading, marketing, origination, transmission, asset management and power generation. Thomas N. May is of no relation to Robert P. May, Calpine’s Chief Executive Officer.

Certain Legal Proceedings

As a result of our filing voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, Ms. Wang and Messrs. Derr, Keese, R. May, Revell, and Stathakis have each served as directors of a company that filed a petition under the federal bankruptcy laws within the last five years. Similarly, as officers or directors of certain of our subsidiaries, Dr. Fishman and Messrs. R. May, Clark and Pryor have served as directors or executive officers of a company that filed a petition under the federal bankruptcy laws within the last five years.

As a result of the filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code by Exide Technologies in April 2002, Ms. Donahue, who served as its Chief Financial Officer from October 2001 through February 2003, has served as an officer of a company that filed a petition under the federal bankruptcy laws within the last five years. Exide Technologies confirmed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in April 2004.

As a result of the filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code by Dana Corporation and certain of its subsidiaries in March 2006, Mr. Hiner, who served a director of Dana Corporation from 1993 through 2005, has served as a director of a company that filed a petition under the federal bankruptcy laws within the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company’s equity securities, to file with the Securities and

Exchange Commission initial reports of beneficial ownership, reports of changes in beneficial ownership of Common Stock and other equity securities of the Company, and to provide the Company with a copy.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company is not aware of any instances of noncompliance with the Section 16(a) filing requirements by any director, officer, and beneficial owner of more than 10% of any class of equity securities of the Company’s equity securities during the year ended December 31, 2006.

Stockholder Nominees to Board of Directors

We have not yet adopted procedures by which stockholders may recommend director candidates for consideration by our Nominating and Governance Committee because we are not holding annual meetings of stockholders during the pendency of our Chapter 11 cases.

Audit Committee and Designated Audit Committee Financial Experts

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and its members are Ms. Wang, who serves as Chairperson, and Messrs. Merritt and Revell. The Board of Directors has evaluated the members of the Audit Committee, and determined that each member is independent, as independence for audit committee members is defined under the listing standards of the NYSE. The Board also determined that each member of the Audit Committee is financially literate and has designated Ms. Wang and Messrs. Merritt and Revell as “audit committee financial experts” as defined in SEC Regulation S-K Item 407(d)(5). Ms. Wang and Mr. Revell each serve on the audit committee of three other publicly traded companies. The Board has made a determination that in each case, Ms. Wang’s and Mr. Revell’s simultaneous service on the audit committees of such other companies does not impair Ms. Wang’s or Mr. Revell’s ability to effectively serve on our Audit Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The primary objectives of the Compensation Committee of our Board of Directors are to attract, motivate and retain talented, qualified executive officers who will successfully lead us through our Chapter 11 restructuring. To assist in achieving our objectives, our Compensation Committee has offered compensation packages that are designed to reward not only individual contributions but also our corporate achievement of certain pre-determined milestones in our Chapter 11 restructuring. Our executive compensation and benefit program also aims to encourage our management team to continually pursue strategic opportunities in the power and utility industry while effectively managing the risks and challenges inherent to a company experiencing a Chapter 11 restructuring.

Much of the compensation paid to our named executive officers during 2006 was controlled by written employment agreements. Dr. Fishman and Messrs. R. May, Doody, and T. May each have a written employment agreement. After weighing the general uncertainty of our future, the challenges of a Chapter 11 restructuring, and the need for leadership that such individuals could offer, the Compensation Committee concluded that it was appropriate for us to enter into employment agreements with such individuals. Formalizing the employment and compensation packages in written agreements enabled us to guarantee certain minimum compensation to the individuals with the approval of the U.S. Bankruptcy Court. Notably, provisions of the Bankruptcy Code, which became effective two months prior to the initiation of our Chapter 11 cases, limited the flexibility of the Compensation Committee to design compensation packages that would attract, motivate and retain executive officers. The need to attract, motivate and retain executive officers has been acute since November 2005, as demonstrated by the high number of new executive officers who have since joined us. Only three of our named executive officers have been with us for more than two years. The executive compensation packages, in particular the employment agreements, generally embody a compensation package that is both fair and competitive in the industry. The term of the agreement with Mr. R. May extends through December 31, 2007. The terms of the agreements of Dr. Fishman and Messrs. T. May and Doody extend through June 13, 2007, May 30, 2007, and July 17, 2007, respectively, and will automatically renew unless either the individual or we deliver notice no later than 90 days prior to the scheduled renewal.

Mr. Scott J. Davido also had a written employment agreement; however, Mr. Davido resigned from his position as Executive Vice President and Chief Restructuring Officer effective February 16, 2007. In connection with his resignation, we and Mr. Davido entered into a separation agreement on February 16, 2007, described in more detail in the section entitled “Summary of Employment Agreements.” Mr. Davido’s 2006 compensation is governed by his employment agreement, as supplemented by his separation agreement.

Ms. Donahue, who serves as our Senior Vice President and Chief Financial Officer, does not have an employment agreement with us and is not directly compensated by us. AP Services, an affiliate of AlixPartners, is a financial advisory and consulting firm specializing in corporate restructuring, provides leased employees to us in connection with our restructuring. Ms. Donahue has been responsible for managing the engagement with us pursuant to our agreement with AP Services since December 17, 2005, and she has been providing services to us since November 29, 2005. In order to minimize disruption internally when Mr. Davido gave up his position as Chief Financial Officer in order to devote more time in his role as Chief Restructuring Officer, the Board of Directors selected Ms. Donahue to act as our Chief Financial Officer because of the special knowledge of and experience with us that Ms. Donahue had gained since November 29, 2005. Ms. Donahue’s services as Senior Vice President and Chief Financial Officer are provided pursuant to the agreement with AP Services. Ms. Donahue’s arrangement is described in more detail in the section entitled “Summary of Employment Agreements.”

During 2006, as part of the annual review of compensation of our executive officers, our Compensation Committee engaged the Performance & Reward practice group of E&Y to review the competitiveness of our current cash compensation levels for our executive officers. In order to arrive at market competitive levels of compensation, E&Y conducted both a custom compensation peer group proxy review as well as a review of multiple national published survey sources. E&Y independently established the peer group, focusing primarily on energy companies and utilities because those are the companies with which we compete for our executive officers. In E&Y’s analysis of each peer company’s practices of compensating its top executives, E&Y compared the compensation of executives with similar duties and adjusted amounts to take into account differences in revenues and different lines of business.

Our Compensation Committee utilized E&Y’s findings to assure the current cash compensation levels of our executive officers was in a range whose midpoint was derived from the average of the 50th and 75th percentile of the compensation amounts provided to executives in a peer group of comparable companies. During the 2006 study, the Compensation Committee considered the compensation packages offered to executive officers of 28 other companies in the power and utility industry. Listed below are the companies comprising the peer group that was considered.

AES Corporation	Energy East Corporation	PPL Corporation
Allegheny Energy, Inc.	Entergy Corporation	Progress Energy, Inc.
American Electric Power Co., Inc.	FirstEnergy Corporation	Reliant Energy, Inc.
CenterPoint Energy Inc.	FPL Group, Inc.	Sempra Energy
CMS Energy Corporation	Mirant Corporation	Southern Company
Constellation Energy Group, Inc.	Northeast Utilities System	TECO Energy, Inc.
Dominion Resources, Inc.	NRG Energy, Inc.	TXU Corporation
DTE Energy Company	NSTAR Electric	Xcel Energy Inc.
Duke Energy Corporation	OGE Energy Corporation
Edison International	PG&E Corporation

Such companies had reported approximately 3,000 to 30,000 employees, revenues of $2.7 billion to $18.0 billion annually, total assets of $4.9 billion to $52.7 billion, and market capitalizations of $3.2 billion to $30.9 billion — averaging approximately 10,000 employees, revenues of $9.9 billion annually, total assets of $22.5 billion, and a market capitalization of $10.9 billion. In making compensation decisions, the Compensation Committee compares each element of total compensation against the peer group, which is periodically reviewed and updated by the Compensation Committee. Based on the data presented, the Compensation Committee concluded that the compensation provided to the named executive officers in 2006 was fair relative to the peer group because the compensation our executives received was within the target range (50th and 75th percentile).

Based in part on that conclusion, and in part because Messrs. T. May and Doody were recently hired, the Compensation Committee concluded that no adjustments were required for 2007.

Elements of Compensation

Our current compensation structure reflects our bankruptcy status. The executive officers’ compensation packages consist of base salary, annual incentive payments, guaranteed and discretionary bonuses, incentives tied to our emergence from bankruptcy, and certain perquisites. The bonuses and incentives are designed to reward the achievement of certain milestones in our Chapter 11 restructuring, such as improving our cash flow, updating our business plan, and maximizing value for our various stakeholders. The overall compensation program is also designed to attract executives with the appropriate experience and mitigate the risks associated with joining a company in the process of a Chapter 11 restructuring, to compensate those executives for the loss of any incentive compensation from their previous organizations, to retain our key executives, and to motivate them under a pay-for-performance and pay-at-risk policy.

Base Salary.  We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges are established within 60% and 140% of the midpoint base salary for executive officer positions in the peer group, as identified by E&Y using position and responsibilities. The base salary of each of our named executive officers is reviewed on an annual basis, and adjustments are made to reflect performance-based factors, as well as competitive conditions. During its review of base salaries, the Compensation Committee primarily considers:

•	Our budget for annual merit increases;

•	Market data of our peer group of companies provided by outside consultants;

•	Internal review of each executive’s compensation, both individually and relative to the other executive officers; and

•	Individual performance of each executive officer.

We do not apply specific formulas to determine increases. Generally, executive salaries are adjusted effective January 1 of each year. For 2007, as noted above, the data of our peer group of companies provided by our outside consultants, in light of the other factors considered, suggests that the base salaries for our executive officers in 2007 should not be adjusted.

Guaranteed and Discretionary Bonuses.  Under the Calpine Incentive Plan, which was approved by the U.S. Bankruptcy Court, all executive officers at or above the senior vice president level or executive vice president level (in addition to other employees totaling approximately 575) are eligible for discretionary bonuses, with the exception of Messrs. R. May and Davido, whose annual bonuses are governed by their respective employment agreements and, in the case of Mr. Davido, his separation agreement. The Calpine Incentive Plan is funded only upon the achievement of certain corporate milestones set by the Board of Directors. The overall funding of the Calpine Incentive Plan can vary from 90% to 110% of a target pool, based on performance as determined by the Compensation Committee. The overall corporate goals for 2006 were (i) improving cash flow, (ii) reducing costs by $180 million, and (iii) reducing headcount. The Compensation Committee selected these performance factors because they will directly help us emerge from bankruptcy and become profitable. In 2006, the performance objective that the Board of Directors set to fund the Calpine Incentive Plan was for us to reduce negative cash flow to $350 million. If we achieved that goal, the target incentive pool would be funded at not less than $21.2 million. Because we exceeded our target cash flow by a significant margin, the Board of Directors set the Calpine Incentive Plan’s funding at $25.2 million.

Target annual bonus levels for executive officers vary between 40% and 100% of base salary, depending on their rank and seniority. For 2006, the target bonus for (i) a senior vice president is 40%; and (ii) an executive vice president is either 90% or 100%. The Compensation Committee has discretion to adjust the target bonus level for any individual lower or higher; however, the total amount of bonuses awarded cannot exceed the amount available in the Calpine Incentive Plan fund.

Awards are to be made at the discretion of our Chief Executive Officer and Compensation Committee, based on achieving the requisite goals and individual performance. Awards to executive vice presidents are entirely dependent upon us achieving corporate goals; whereas, awards to senior vice presidents are based 80% on achieving such corporate goals and 20% on achieving personal goals established by each officer and approved by our Chief Executive Officer. For 2006, personal goals were largely subjective because many of the executives were recently hired. For 2007, the executive officers will establish personal goals relating to key strategic initiatives and progress towards Chapter 11 restructuring and emergence.

Executive officers who participate in the Calpine Incentive Plan generally do not have guaranteed minimum bonus amounts, and the Calpine Incentive Plan does not establish a maximum bonus that may be awarded to any individual. The overall size of the pool and the need to allocate the pool among a large number of participants effectively limit the size of the awards. Employment agreements with executives who were recently hired may provide for guaranteed minimum bonuses to offset the loss of incentive payments from their previous organizations and to compensate for the risks associated with joining a company in the process of a Chapter 11 restructuring. The employment agreements of Messrs. R. May, T. May, Davido, and Doody provide for minimum guaranteed bonuses of $2,250,000, $500,000, $700,000, and $450,000, respectively, for the year ending December 31, 2006, to be paid in 2007. Mr. Davido’s $700,000 minimum guaranteed bonus for 2006 was not affected by his separation agreement. In addition, the employment agreement with Mr. R. May provides for a minimum guaranteed bonus of $1,500,000 for the year ending December 31, 2007, to be paid in 2008. The amount of each executive’s minimum guaranteed bonus was calculated based on a multiple of base salary. The amount of Messrs. Davido and T. May’s minimum guaranteed bonuses were 100% of base salary and the amount of Mr. Doody’s minimum guaranteed bonus is 90% of base salary. Mr. R. May’s minimum guaranteed bonus for the year ending December 31, 2006 was 150% of base salary, and is 100% of base salary for the year ending December 31, 2007.

Additionally, the employment agreements of Messrs. R. May, T. May, Davido and Doody provided for signing bonuses of $2,000,000 for Mr. R. May and $500,000 for each of Messrs. T. May, Davido and Doody. The signing bonuses were paid to Mr. R. May in 2005 and to Messrs. T. May, Davido, and Doody in 2006 and were designed to offset their loss of incentive plan payments from previous organizations and to compensate for the risks associated with joining a company in the process of a Chapter 11 restructuring.

Emergence Incentives.  We believe that we will encourage the desired performance from our executive officers by ensuring each such individual has a substantial personal financial interest in our successful emergence from Chapter 11. Therefore, the Compensation Committee, with the assistance of an executive compensation consulting firm, designed our Emergence Incentive Plan and certain individual-specific bonus plans. Because of our Chapter 11 filing and pending restructuring, traditional equity compensation arrangements were deemed inappropriate for our executive officers at this time; however, in the future we may offer equity compensation to our executive officers as long-term incentives. Until that time, our long-term incentives and emergence incentives will remain cash-based programs.

According to the Emergence Incentive Plan, upon our emergence from Chapter 11, twenty executives will be eligible for bonuses, including the named executive officers, with the exception of Mr. R. May because his compensation is governed by his employment agreement. Mr. Davido’s employment agreement provided for a bonus upon our emergence from Chapter 11, but, under his separation agreement, he waived any right to such bonus. This plan is currently unfunded and will be funded only if we emerge from bankruptcy with not less than $4.5 billion in adjusted enterprise value. Cash awards are contingent upon emergence from Chapter 11 and will not be made until we emerge from Chapter 11. At that time, cash awards will be allocated at the sole discretion of the Chief Executive Officer among the eligible executives, and paid in one-time lump sum payments as soon as practicable after emergence.

Pre-Emergence Incentives.  The employment agreements of Dr. Fishman and Messrs. R. May, Doody, and T. May provide that each is entitled to a guaranteed minimum success fee equal to at least twice his base salary, if, before a confirmed plan of reorganization becomes effective, we terminate the executive officer’s employment without cause, or if the executive officer terminates his employment for good reason. The Committee felt that it was necessary to provide such guarantees to induce key executives to take the risk of joining the company while in

Chapter 11, and to protect them against the loss of the emergence incentive that could have been paid following our emergence from Chapter 11.

Post-Emergence Severance.  To encourage the executive officers to remain with us after emergence from bankruptcy, the employment agreements of each of Dr. Fishman and Messrs. R. May, Doody, and T. May provide for severance payments equal to twice his annual salary, if, after a plan of reorganization has become effective, we terminate the employment of an executive officer without cause, or if the executive officer terminates his employment for good reason. The Committee felt that these agreements were necessary to encourage continuity and minimize the disruption that could result from turnover of executive officers at the time of emergence. Their employment agreements also provide for a pro rata payment of any target annual bonus in the event that such individuals’ employment is terminated as a result of death or disability. In exchange for the benefits guaranteed by the employment agreements, the employment agreements impose on the executive officers certain non-competition, non-solicitation, non-disparagement, and other types of restrictions.

Perquisites and Other Personal Benefits.  We provide named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Additionally, the employment agreements of Messrs. R. May, T. May and Doody, and Dr. Fishman provide for the reimbursement of reasonable commuting and relocation costs incurred by the executive officers in relocating to live near our corporate offices. Mr. Davido’s employment agreement contained similar provisions. The employment agreements of Messrs. R. May and Davido also provide for the reimbursement of legal fees incurred in connection with negotiating their employment agreements. Consistent with industry practice, the reimbursement of all such costs is increased to cover any applicable taxes to the executive.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes a public corporation from deducting compensation in excess of $1 million in any taxable year for its chief executive officer or any of its four other highest paid executive officers. Performance-based compensation is not subject to that limitation. As part of its role, the Compensation Committee considers the anticipated tax treatment to us and the executive officers in its review and establishment of compensation programs and payments. In general, we intend to pay performance-based compensation, including equity compensation, to preserve our ability to deduct the amounts paid to executive officers. Given the specific circumstances of the Chapter 11 restructuring, the inappropriateness of providing equity compensation currently, our need to attract executives with the appropriate experience, and the need to compensate executives for the loss of incentive compensation, the Compensation Committee decided it was appropriate to pay compensation that was not performance-based compensation and that would not be deductible under Section 162(m) of the Internal Revenue Code because it exceeds the $1 million cap.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

William J. Keese, Chairperson
Kenneth T. Derr
Glen H. Hiner
Walter L. Revell

Summary Compensation Table 2006

The following table provides certain information concerning the compensation for services rendered to the Company during the year ended December 31, 2006, by the “named executive officers,” including (i) each person serving as a principal executive officer or a principal financial officer during the year ended December 31, 2006, (ii) each of the three other most highly-compensated individuals who were serving as executive officers as of December 31, 2006, and (iii) one former executive who would have been included as one of our most highly-compensated executive officers, but for the fact that he was not serving as an executive officer as of December 31, 2006. Additional payments in the form of tax gross-ups, discussed in the footnotes to the table below, were calculated by applying the marginal supplemental Federal rate of 35%, the respective State tax rate, the FICA rate of 6.2%, the Medicare rate of 1.45%, and the respective State rate for disability insurance, if applicable, to the amount of actual expenses.

							Non-Equity
							Incentive
					Option		Plan		All Other
	Year	Salary	Bonus		Awards		Compensation		Compensation		Total

Robert P. May	2006	$1,500,000	$2,350,000	(1)	$—		$—		$325,943	(2)	$4,175,943
Chief Executive Officer
Lisa Donahue(3)	2006	—	—		—		—		—		—	(4)
Senior Vice President and Chief Financial Officer
Scott J. Davido(5)	2006	632,692	1,200,000	(6)	—		—		306,635	(7)	2,139,327
Former Executive Vice President and Chief Restructuring Officer and former Chief Financial Officer
Eric N. Pryor(8)	2006	465,000	—		209,778	(9)	275,000	(10)	9,813	(11)	959,591
Senior Vice President, Financial Planning and Analysis and former Chief Financial Officer
Gregory L. Doody	2006	221,154	950,000	(12)	—		50,000	(13)	59,162	(14)	1,280,316
Executive Vice President, General Counsel and Secretary
Robert E. Fishman	2006	479,231	—		71,310	(15)	550,000	(16)	43,295	(17)	1,143,836
Executive Vice President, Power Operations
Thomas N. May	2006	286,538	1,000,000	(18)	—		—		59,995	(19)	1,346,533
Executive Vice President, Commercial Operations
E. James Macias(20)	2006	500,000	—		362,947	(21)	358,000	(22)	10,315	(23)	1,231,262
Former Senior Vice President, Contracts and Leases

(1)	Per Mr. R. May’s employment agreement, this amount includes his minimum bonus of $2,250,000 for the year ended December 31, 2006, paid in February 2007 and a bonus of $100,000, in excess of Mr. R. May’s minimum bonus, earned for the year ended December 31, 2006, and paid in February 2007. As described in the Compensation Discussion and Analysis, Messrs. R. May and Davido are not eligible to participate in the Calpine Incentive Plan; their incentive compensation is provided separately in each of their employment agreements.

(2)	This amount includes $50,000 for reimbursement of legal fees incurred in connection with negotiating Mr. R. May’s employment agreement, $51,667 for temporary housing in connection with Mr. R. May’s relocation near our offices, $90,694 for commuting between Mr. R. May’s home in Florida and our offices prior to relocating near our offices, and $8,800 for an employer contribution to the Company’s 401(k) plan, each paid in 2006, and $124,782 for tax gross-ups related to legal fees, temporary housing, commuting and relocation expenses, paid during 2006 and 2007 based on actual expenses incurred during 2006. All amounts shown are based on the actual total cost we incurred.

(3)	Ms. Donahue has served as our Chief Financial Officer since November 2006.

(4)	Ms. Donahue’s services as Chief Financial Officer are provided pursuant to an agreement with AP Services. Her agreement is described in more detail in the section below entitled “Summary of Employment Agreements.”

(5)	Mr. Davido served as our Chief Financial Officer from February to November 2006, and he served as the Chief Restructuring Officer from February 2006 to February 2007. Pursuant to his separation agreement, dated as of February 16, 2007, Mr. Davido resigned his employment with us. His separation agreement is described in more detail in the section below entitled “Summary of Employment Agreements.”

(6)	Per Mr. Davido’s employment agreement and his separation agreement, this amount includes his sign-on bonus of $500,000, paid in 2006, and his minimum bonus of $700,000 for the year ended December 31, 2006, and paid in February 2007. Other amounts to be paid Mr. Davido are described in more detail in the section below entitled “Summary of Employment Agreements.”

(7)	This amount includes $50,000 for reimbursement of legal fees incurred in connection with negotiating Mr. Davido’s employment agreement, $14,445 for temporary housing in connection with Mr. Davido’s relocation near our offices, $113,246 for commuting between Mr. Davido’s home in Minnesota and our offices prior to relocating near our offices, and $8,800 for an employer contribution to our 401(k) plan, each paid in 2006, and $120,144 for tax gross-ups related to legal fees, temporary housing, commuting and relocation expenses, paid during 2006 and 2007 based on actual expenses incurred during 2006. All amounts shown are based on the actual total cost we incurred.

(8)	Mr. Pryor served as our Chief Financial Officer from November 2005 to February 2006.

(9)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $209,778 represents the 2006 compensation expense of Mr. Pryor’s outstanding option awards to the extent they vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for executive officers, the fair value per share of stock options on the dates of grant were $2.47 in 2005, $4.48 in 2004, $3.06 in 2003 and $5.87 in 2002, using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 81% for 2005, 77% for 2004 and 70% for 2003 and 2002; risk-free interest rates of 4.22% for 2005, 4.02% for 2004, 4.04% for 2003 and 4.27% for 2002; and expected option terms of 5.13 years for 2005 and 7.33 years for 2004, 2003, and 2002.

(10)	This amount represents Mr. Pryor’s annual cash incentive bonus of $275,000, from the Calpine Incentive Plan, earned for the year ended December 31, 2006, and paid in February 2007.

(11)	This amount includes $1,013 of long-term disability insurance premiums and $8,800 for an employer contribution to our 401(k) plan.

(12)	Per Mr. Doody’s employment agreement, this amount includes his sign-on bonus of $500,000, paid in 2006, and his minimum bonus of $450,000 for the year ended December 31, 2006, paid in February 2007.

(13)	This amount represents a bonus of $50,000, in excess of Mr. Doody’s minimum bonus, earned for the year ended December 31, 2006, and paid in February 2007.

(14)	This amount includes $16,110 for temporary housing in connection with Mr. Doody’s relocation near our offices, $16,544 for commuting from Mr. Doody’s home in Alabama and our offices prior to relocating near our offices, and $8,800 for an employer contribution to our 401(k) plan, each paid in 2006, and $17,708 for tax gross-ups related to commuting, temporary housing and relocation expenses, paid during 2006 and 2007 based on actual expenses incurred during 2006. All amounts shown are based on the actual total cost we incurred.

(15)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $71,310 represents the 2006 compensation expense of Dr. Fishman’s outstanding option awards to the extent they vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for executive officers, the fair value per share of stock options on the dates of grant were $2.47 in 2005, $4.28 in 2004, $2.91 in 2003 and $3.82 and $5.57 in 2002, using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 81% for 2005, 77% for 2004 and 70% for 2003 and 2002;

risk-free interest rates of 4.22% for 2005, 3.77% for 2004, 3.82% for 2003 and 4.02% for 2002; and expected option terms of 5.13 years for 2005 and 5.72 years for 2004, 2003, and 2002.

(16)	This amount represents Dr. Fishman’s annual cash performance bonus of $550,000 earned for the year ended December 31, 2006, and paid in February 2007.

(17)	This amount includes $31,607 with respect to a mortgage subsidy for Dr. Fishman’s relocation to the San Jose office, $1,598 for long-term disability insurance premiums, $500 as an award upon completion of five years of employment, and $8,800 for an employer contribution to our 401(k) plan, each paid in 2006, and $790 for tax gross-ups related to the mortgage subsidy, paid during 2006 and 2007 based on actual expenses incurred during 2006. All amounts shown are based on the actual total cost we incurred.

(18)	Per Mr. T. May’s employment agreement, this amount includes his sign-on bonus of $500,000, paid in 2006, and his minimum bonus of $500,000 for the year ended December 31, 2006, paid in February 2007.

(19)	This amount includes $32,296 for commuting between Mr. T. May’s home in New Jersey and our offices prior to relocation near our offices, and $8,800 for an employer contribution to our 401(k) plan, each paid in 2006, and $18,899 for tax gross-ups related to commuting, temporary housing and relocation expenses, paid during 2006 and 2007 based on actual expenses incurred during 2006. All amounts shown are based on the actual total cost we incurred.

(20)	Mr. Macias served as our Senior Vice President, Contracts and Leases, from April 2006 through February 2007. Previously, he served as Executive Vice President, Commercial Operations, from November 2002 until April 2006.

(21)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $362,947 represents the 2006 compensation expense of Mr. Macias’ outstanding option awards to the extent they vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for executive officers, the fair value per share of stock options on the dates of grant were $2.47 in 2005, $4.48 in 2004, $3.06 in 2003, and $5.87 in 2002, using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 81% for 2005, 77% for 2004 and 70% for 2003 and 2002; risk-free interest rates of 4.22% for 2005, 4.02% for 2004, 4.04% for 2003, and 4.27% for 2002; and expected option terms of 5.13 years for 2005 and 7.33 years for 2004, 2003, and 2002.

(22)	This amount represents Mr. Macias’ annual cash performance bonus of $358,000, from the Calpine Incentive Plan, earned for the year ended December 31, 2006, and paid in February 2007.

(23)	This amount includes $1,515 of long-term disability insurance premiums and $8,800 for an employer contribution to our 401(k) plan.

Grants of Plan-Based Awards — 2006

The following table sets forth certain information concerning grants of awards made to named executive officers during the year ended December 31, 2006. Such grants arise from the individual employment agreements entered into with such named executive officers or under the Calpine Incentive Plan. The table does not include information on potential awards under the Emergence Incentive Plan because the amount available for funding the Emergence Incentive Plan has not yet been determined, and such plan does not establish minimum, target, or maximum awards for such individuals.

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum

Robert P. May(1)	$—	$—	$—
Lisa Donahue(2)	—	—	—
Scott J. Davido(3)	—	—	—
Eric N. Pryor(4)	—	186,000	—
Gregory L. Doody(5)	—	—	—
Robert E. Fishman(6)	—	450,000	—
Thomas N. May(7)	—	—	—
E. James Macias(8)	—	200,000	—

(1)	Mr. R. May is not eligible to participate in the Calpine Incentive Plan. Mr. R. May’s employment agreement, which expires on December 31, 2007, establishes a target annual bonus of 100% of salary, but may range from 0% to 200% of base salary. However, his employment agreement provides that, for the year ended December 31, 2006, his bonus will be no less than $2,250,000, and for the year ended December 31, 2007, his bonus would be no less than $1,500,000. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table.

(2)	Ms. Donahue is not eligible to participate in the Calpine Incentive Plan.

(3)	Mr. Davido is not eligible to participate in the Calpine Incentive Plan. Mr. Davido’s employment agreement provided for a target annual bonus of 100% of base salary, but may range from 0% to 150% of base salary. However, his employment agreement provides that, for the year ended December 31, 2006, his bonus will be no less than $700,000. In accordance with his separation agreement, we will pay Mr. Davido $700,000 for the year ended December 31, 2006, prior to March 15, 2007, and he waives any right to payment of a bonus for the year ending December 31, 2007, and any success fee payable upon satisfaction of certain criteria upon our emergence from Chapter 11.

(4)	Mr. Pryor’s target annual bonus is based upon the Calpine Incentive Plan. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table.

(5)	Mr. Doody’s employment agreement, which has an initial term expiring on July 17, 2007, establishes a target annual bonus of 90% of base salary. However, his employment agreement provides that, for the year ended December 31, 2006, his bonus would be no less than $450,000. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table. This amount was paid under the Calpine Incentive Plan.

(6)	Dr. Fishman’s employment agreement, which has an initial term expiring on June 13, 2007, establishes a target annual bonus of 90% of base salary. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table. This amount was paid under the Calpine Incentive Plan.

(7)	Mr. T. May’s employment agreement, which has an initial term expiring on May 30, 2007, establishes a target annual bonus of 100% of base salary. However, his employment agreement provides that, for the year ended December 31, 2006, his bonus would be no less than $500,000. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table. This amount was paid under the Calpine Incentive Plan.

(8)	Mr. Macias’ target annual bonus is based upon the Calpine Incentive Plan. The actual bonus paid on account of 2006 is reflected in the Summary Compensation Table.

Summary of Employment Agreements

Many of the amounts shown on the Summary Compensation Table and the Grants of Plan-Based Awards table are described in employment agreements. The material terms of those employment agreements are summarized below:

Robert P. May

Effective December 12, 2005, we entered into an employment agreement with Mr. May, which was amended on May 18, 2006, in accordance with the May 10, 2006 order of the U.S. Bankruptcy Court approving the employment agreement. The term of the employment agreement consists of a two-year initial term (until December 31, 2007) and any subsequent term for which the employment agreement is renewed. Mr. May’s employment agreement provides for the payment of an annual base salary of $1,500,000, which is subject to annual adjustment by the Board of Directors. Mr. May was paid a one-time cash signing bonus of $2,000,000. Mr. May is eligible to receive an annual cash performance bonus so long as he achieves performance objectives set by the Board of Directors and remains employed by us on the last day of the applicable fiscal year. Mr. May’s target bonus will be established by the Board but the minimum target bonus will be 100% of his base salary, and his actual bonus may range from 0% to 200% of the minimum target bonus as determined by the Board, except that Mr. May shall receive minimum bonuses for the fiscal years ending December 31, 2006 and December 31, 2007, of $2,250,000 and $1,500,000, respectively. Mr. May is also eligible to receive a success fee if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective during Mr. May’s tenure as Chief Executive Officer or within 12 months after termination of Mr. May’s employment, but only if such termination is by Mr. May for good reason or by us without cause. Mr. May shall not be entitled to the success fee if we terminate his employment for cause, he resigns his employment without good reason or his employment terminates due to death or disability before the effective date of such plan of reorganization. The success fee shall contain a $4.5 million fixed component and an incentive component based on the achievement of certain “market adjusted enterprise value” and “plan adjusted enterprise value” metrics. Mr. May will also participate in employee benefit programs available to our senior executives. Severance benefits are payable in the event of resignation for good reason or we terminate his employment without cause. The benefits include an amount equal to the sum of Mr. May’s base salary and target bonus at the time of the termination of his employment (except that if such termination were to occur in 2006 or 2007, in lieu of the target bonus amount, Mr. May would receive the minimum bonus amount for such years) paid over a year. If Mr. May’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. Mr. May is also entitled to compensation for reasonable commuting expenses to our headquarters, temporary furnished housing nearby our headquarters, reimbursement for living expenses and reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. The reimbursement of all such costs will be increased to cover any applicable taxes to Mr. May. Similarly, if any payment or benefit to Mr. May under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. May is entitled to such amount or amounts as a tax gross-up, which may be necessary to place him in the same after-tax position in which he would have been if such excise tax (together with any interest and penalties) had not been imposed.

Scott J. Davido

Effective January 30, 2006, we entered into an employment agreement with Mr. Davido which was amended on May 18, 2006, in accordance with the May 10, 2006 order of the U.S. Bankruptcy Court approving the employment agreement. The employment agreement was amended once more effective January 30, 2007 to formalize the shift in Mr. Davido’s job title from Executive Vice President, Chief Restructuring Officer and Chief Financial Officer to Executive Vice President and Chief Restructuring Officer and was approved by the U.S. Bankruptcy Court. As amended, the term of the agreement remains the same and consists of a two-year initial term (until February 1, 2008) and any subsequent term for which the agreement is renewed. Mr. Davido’s employment agreement provides for the payment of an annual base salary of $700,000, which is subject to annual adjustment by the Board of Directors. Mr. Davido is also entitled to receive a one-time cash signing bonus of $500,000, which is payable within 15 days of the U.S. Bankruptcy Court’s approval of the agreement. If Mr. Davido terminates his employment without good reason, or his employment is terminated by us for cause, Mr. Davido will be required within 10 days of such termination to repay a pro rata portion (based on the number of full calendar months remaining in the initial 24-month term divided by 24 months) of the signing bonus, net of any associated income and employment taxes. Mr. Davido is eligible to receive an annual cash performance bonus so long as he remains employed by us on the last day of the applicable fiscal year. Mr. Davido’s target bonus will be established by the Board but the minimum target bonus will be 100% of his base salary, and his actual bonus may range from 0% to 150% of his base salary as determined by the Board, except that Mr. Davido shall receive minimum bonuses of $700,000 for each of the fiscal years ending December 31, 2006 and December 31, 2007. Mr. Davido is also eligible to receive a success fee if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective during Mr. Davido’s term of employment or within 12 months after termination of Mr. Davido’s employment, but only if such termination is by Mr. Davido for good reason or by us without cause. Mr. Davido shall not be entitled to the success fee if we terminate his employment for cause, he resigns his employment without good reason or his employment terminates due to death or disability before the effective date of such plan of reorganization. The success fee shall contain a $1.5 million fixed component and an incentive component based on the achievement of certain “market adjusted enterprise value” and “plan adjusted enterprise value” metrics. Mr. Davido will also participate in employee benefit programs available to our senior executives. Severance benefits are payable in the event of resignation for good reason or we terminate his employment without cause. The benefits include an amount equal to two times Mr. Davido’s base salary at the time of the termination of his employment payable in a lump sum. If Mr. Davido’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. Davido is entitled to compensation for reasonable commuting expenses from St. Paul, Minnesota to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six month term’s temporary commuting arrangement, Mr. Davido will be entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. Davido’s employment agreement provides that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein will be grossed-up to cover any applicable taxes to Mr. Davido. Similarly, if any payment or benefit to Mr. Davido under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. Davido is entitled to a gross-up payment from us.

Effective, February 16, 2007, Mr. Davido resigned from his position as Executive Vice President and Chief Restructuring Officer. In connection with his resignation, we and Mr. Davido entered into a separation agreement. Under the terms of his separation agreement, (i) we will pay Mr. Davido all earned but unpaid wages and accrued vacation for 2007 and Mr. Davido’s minimum guaranteed bonus in the amount of $700,000 for the year ended December 31, 2006, prior to March 15, 2007; (ii) Mr. Davido waived his right under his employment agreement to receive a guaranteed minimum success fee; (iii) in lieu of paying a guaranteed minimum success fee, we will pay Mr. Davido an amount equal to 150% of his current base salary, which will be paid in monthly installments of $58,333.34 over 18 months unless during such time Mr. Davido becomes employed, consults, serves as a director, or otherwise becomes entitled to any current or future form of compensation or remuneration for services, in which case we will not be obligated to make such payments scheduled during the last 6 months of the 18 month period, (iv) we will reimburse Mr. Davido for healthcare coverage under COBRA for himself and his family for up to 18 months; (v) we will reimburse Mr. Davido for his reasonable relocation expenses, and (vi) we waived our right to recover Mr. Davido’s original signing bonus; and (vii) we will pay the gross-up, if any, as provided in the employment agreement.

Gregory L. Doody

On June 19, 2006, we entered into an employment agreement with Mr. Doody, which was approved by the U.S. Bankruptcy Court on July 26, 2006. The term of the agreement consists of a one-year initial term beginning July 17, 2006 and ending July 17, 2007 and shall be automatically renewed for subsequent one-year terms unless Mr. Doody or we provide notice of our intent not to renew upon 90 days’ notice before expiration of any then-current term. Mr. Doody’s employment agreement provides for the payment of an annual base salary of $500,000, which is subject to annual adjustment by the Board of Directors. Mr. Doody is also entitled to receive an annual cash performance bonus so long as he remains employed by the Company on the last day of the applicable fiscal year.

Mr. Doody’s first annual cash bonus will be a minimum of $450,000 and subsequent annual cash bonuses will be at least 90% of his then-current annual base salary. Under his employment agreement, Mr. Doody is also entitled to receive a one-time cash signing bonus of $500,000, which is payable within 15 days of the U.S. Bankruptcy Court’s approval of the agreement. Mr. Doody is eligible to receive a success fee at the sole discretion of the Chief Executive Officer if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective during Mr. Doody’s term of employment. However, if we terminate his employment without cause, or if he terminates his employment with good reason, in either case before a confirmed plan of reorganization becomes effective, he will receive a minimum success fee equal to two times Mr. Doody’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminates. If we terminate Mr. Doody’s employment without cause or if Mr. Doody terminates his employment for good reason at any time after the date of a plan of reorganization is confirmed by the U.S. Bankruptcy Court, he will be eligible for severance benefits in an amount equal to two times his annual base salary as of the date his employment terminates. If Mr. Doody’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. Doody is entitled to compensation for reasonable commuting expenses from Birmingham, Alabama to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six month term’s temporary commuting arrangement, Mr. Doody will be entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. Doody’s employment agreement provides that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein will be grossed-up to cover any applicable taxes to Mr. Doody. Similarly, if any payment or benefit to Mr. Doody under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. Doody is entitled to a gross-up payment from us.

Robert E. Fishman

On June 13, 2006, we entered into an employment agreement with Dr. Fishman to serve as our Executive Vice President of Power Operations, which was approved by the U.S. Bankruptcy Court on July 26, 2006. The term of the agreement consists of a one-year initial term beginning June 13, 2006 and ending June 13, 2007 and shall be automatically renewed for subsequent one-year terms unless Dr. Fishman or we provide notice of our intent not to renew upon 90 days’ notice before expiration of any then-current term. Dr. Fishman’s employment agreement provides for the payment of an annual base salary of $500,000, which is subject to annual adjustment by the Board of Directors. Dr. Fishman is also entitled to receive an annual cash performance bonus so long as he meets certain performance objectives established by the Chief Executive Officer and the Board of Directors. The target level for Dr. Fishman’s annual cash bonuses will be at least 90% of his then-current annual base salary and will be set by the Board of Directors. Dr. Fishman is eligible to receive a success fee at the sole discretion of the Chief Executive Officer if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective during Dr. Fishman’s term of employment. However, if we terminate his employment without cause, or if he terminates his employment with good reason, in either case before a confirmed plan of reorganization becomes effective, he will receive a minimum success fee equal to two times Dr. Fishman’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminates. If we terminate Dr. Fishman’s employment without cause or if Dr. Fishman terminates his employment for good reason at any time after the date of a plan of reorganization is confirmed by the U.S. Bankruptcy Court, he will be eligible for severance benefits in an amount equal to two times his annual base salary as of the date his employment terminates. If Dr. Fishman’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. In addition, in connection with Dr. Fishman’s promotion of June 14, 2004, the Company provides a gross-up payment to Dr. Fishman for relocation items, including a mortgage subsidy.

Thomas N. May

On May 25, 2006, we entered into an employment agreement with Mr. May, which was approved by the U.S. Bankruptcy Court on July 26, 2006. The term of the agreement consists of a one-year initial term beginning May 30, 2006 and ending May 30, 2007 and shall be automatically renewed for subsequent one-year terms unless

Mr. May or we provide notice of our intent not to renew upon 90 days’ notice before expiration of any then-current term. Mr. May’s employment agreement provides for the payment of an annual base salary of $500,000, which is subject to annual adjustment by the Board of Directors. Mr. May is also entitled to receive an annual cash performance bonus so long as he meets certain performance objectives established by the Chief Executive Officer and the Board. The target level for Mr. May’s annual cash bonus will be set by the Board of Directors. In the first year of the agreement, it will be $500,000 and will be at least 100% of his then-current annual base salary for any subsequent years. Under his employment agreement with us, Mr. May is also entitled to receive a one-time cash signing bonus of $500,000, which is payable within 15 days of the U.S. Bankruptcy Court’s approval of the agreement. Mr. May is eligible to receive a success fee at the sole discretion of the Chief Executive Officer if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective during his term of employment. However, if we terminate his employment without cause, or if he terminates his employment with good reason, in either case before a confirmed plan of reorganization becomes effective, he will receive a minimum success fee equal to two times Mr. May’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminates. If we terminate Mr. May’s employment without cause or if Mr. May terminates his employment for good reason at any time after the date of a plan of reorganization is confirmed by the U.S. Bankruptcy Court, he will be eligible for severance benefits in an amount equal to two times his annual base salary as of the date his employment terminates. If Mr. May’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. May is entitled to compensation for reasonable commuting expenses from Princeton, New Jersey to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six month term’s temporary commuting arrangement, Mr. May will be entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. May’s employment agreement provides that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein will be grossed-up to cover any applicable taxes to Mr. May. Similarly, if any payment or benefit to Mr. May under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. May is entitled to a gross-up payment from us.

Lisa Donahue

Effective November 6, 2006, Ms. Donahue replaced Mr. Davido as our Chief Financial Officer in order to permit Mr. Davido to focus exclusively on restructuring activities in his former role as our Chief Restructuring Officer. Ms. Donahue does not have an employment agreement with us and is not directly compensated by us. Ms. Donahue’s services as Senior Vice President and Chief Financial Officer are provided to us pursuant to an agreement with AP Services. Under the agreement, the Company is charged an hourly fee of $670 for Ms. Donahue’s services. Ms. Donahue, a Managing Director of each of AP Services and its affiliate, AlixPartners, is compensated independently pursuant to arrangements with AP Services. The agreement also provides for payment of a one-time success fee to AP Services upon our emergence from Chapter 11. Ms. Donahue will not receive any portion of the one-time success fee from AP Services, nor will she receive any compensation directly from us or participate in any of our employee benefit plans. However, Ms. Donahue will be entitled to indemnification under the provisions of our Certificate of Incorporation.

Description of Letter Agreement with Mr. Pryor

Pursuant to a letter agreement between us and Mr.  Pryor, he is entitled to reimbursement of usual and customary expenses, including airfare, lodging, automobile costs and meals, incurred in connection with commuting between his current residence and our Houston, Texas offices until September 3, 2007. Under this letter agreement, Mr.  Pryor is entitled to either (i) continued reimbursement of such expenses after September 3, 2007, up to an allowance of $50,000 or (ii) relocation assistance and reimbursement of costs incurred in connection with relocation to Houston if elected before September 3, 2007. Unused allowance funds may be used by him to compensate him for relocation expenses should he choose to relocate after that date, but he will forfeit the offered relocation assistance incurred unless he chooses to relocate before that time.

Outstanding Equity Awards at Fiscal Year-End-2006

The following table sets forth certain information concerning all the outstanding stock and option awards held by the named executive officers as of the year ended December 31, 2006.

	Option Awards						Stock Awards
									Market
				Number of			Number of		Value of
		Number of		Securities			Shares or		Shares or
		Securities		Underlying			Units of		Units of
		Underlying		Unexercised	Option	Option	Stock That		Stock That
		Options		Options	Exercise	Expiration	Have Not		Have Not
Name	Grant Date	Exercisable		Unexercisable	Price	Date	Vested		Vested

Robert P. May	—	—		—	$—	—	—		$—
Lisa Donahue	—	—		—	—	—	—		—
Scott J. Davido	—	—		—	—	—	—		—
Eric N. Pryor	3/6/1998	8,000	(1)	—	2.150	3/5/2008
	7/16/1998	35,000	(1)	—	2.345	7/15/2008	—		—
	2/15/1999	48,000	(1)	—	3.860	2/14/2009	—		—
	1/28/2000	560	(2)	—	18.205	1/27/2010	—		—
	2/2/2000	32,000	(1)	—	19.455	2/1/2010	—		—
	3/9/2001	12,000	(1)	—	48.150	3/8/2011	—		—
	2/15/2002	24,225	(3)	—	7.640	2/15/2012	—		—
	2/15/2002	16,000	(1)	—	7.640	2/15/2012	—		—
	1/7/2003	37,500	(1)	12,500	3.980	1/7/2013	—		—
	2/25/2004	54,000	(1)	54,000	5.560	2/25/2014	—		—
	3/8/2005	37,500	(1)	112,500	3.320	3/8/2012	—		—
	3/8/2005						58,013	(4)	63,814
Gregory L. Doody	—	—		—	—	—	—		—
Robert E. Fishman	8/31/2001	5,000	(5)	—	33.020	8/31/2011	—		—
	1/2/2002	1,783	(6)	—	5.610	1/1/2012	—		—
	2/15/2002	6,202	(3)	—	7.640	2/15/2012	—		—
	2/15/2002	5,102	(1)	—	7.640	2/15/2012	—		—
	8/27/2002	1,000	(1)	—	5.240	8/27/2012	—		—
	1/7/2003	23,364	(1)	7,788	3.980	1/7/2013	—		—
	2/25/2004	17,500	(1)	17,500	5.560	2/25/2014	—		—
	3/8/2005	12,500	(1)	37,500	3.320	3/8/2012	—		—
Thomas N. May	—	—		—	—	—	—		—
E. James Macias	5/10/2000	12,000	(5)		25.890	5/9/2010
	3/9/2001	14,000	(1)	—	48.150	3/8/2011	—		—
	1/2/2002	3,565	(6)	—	5.610	1/1/2012	—		—
	2/15/2002	24,225	(3)	—	7.640	2/15/2012	—		—
	2/15/2002	19,313	(1)	—	7.640	2/15/2012	—		—
	1/7/2003	187,500	(1)	62,500	3.980	1/7/2013	—		—
	1/2/2004	3,622	(6)	—	1.655	1/2/2014	—		—
	2/25/2004	90,000	(1)	90,000	5.560	2/25/2014	—		—
	3/8/2005	56,250	(1)	168,750	3.320	3/8/2012	—		—
	3/8/2005						112,952	(4)	124,247

(1)	Vesting is 25% annually from date of grant.

(2)	Vesting is 100% after 45 days from date of grant.

(3)	Vesting is 100% on date of grant.

(4)	Vesting is 50% at such time as the price of our common stock is equal to or greater than $5.00 per share for four consecutive trading days and the remaining 50% at such time as the price of our common stock is equal to or greater than $10.00 per share for four consecutive trading days.

(5)	Vesting is 50% after two years from date of grant and 50% after four years from date of grant.

(6)	Vesting is one-twelfth monthly from date of grant.

Potential Payments Upon Termination or Change-in-Control

Dr. Fishman and each of Messrs. R. May, Davido, Doody, and T. May have employment agreements that provide if one terminates his employment for good reason, or if we terminate his employment without cause, in either case before a confirmed plan of reorganization becomes effective, then he shall be entitled to a minimum guaranteed success fee in connection with our Chapter 11 cases, in addition to continued health benefits. If employment is terminated under similar circumstances after a confirmed plan of reorganization becomes effective in our Chapter 11 cases, then the officer is entitled to severance payments, in addition to continued health benefits. See the Compensation Discussion and Analysis for additional information.

As a result of option grants prior to 2006, Dr. Fishman and Messrs. Pryor and Macias are participants in our 1996 Stock Incentive Plan. Under the terms of the 1996 Stock Incentive Plan, should we be acquired by merger or asset sale, then all outstanding options and shares of restricted stock held by the executive officers under the 1996 Stock Incentive Plan will automatically accelerate and vest in full, except to the extent those options and shares of restricted stock are to be assumed by the successor corporation. In addition, the Compensation Committee, as plan administrator of the 1996 Stock Incentive Plan, has the authority to provide for the accelerated vesting of the shares of common stock subject to outstanding options held by any executive officer or any unvested shares of common stock acquired by such individual, in connection with the termination of that individual’s employment following (i) a merger or asset sale in which these options are assumed or are assigned or (ii) certain hostile changes in control.

On March 1, 2006, upon receipt of U.S. Bankruptcy Court approval, we implemented a severance program that provides eligible employees, including executive officers, whose employment is involuntarily terminated in connection with workforce reductions, with certain severance benefits, including continued base salary for specified periods based on the employee’s position and length of service.

The amount of compensation payable to each named executive officer in the event of a termination of employment or a change in control is listed in the tables below.

Robert P. May
Chief Executive Officer and Director

	Involuntary		Involuntary
	Without Cause		Without Cause
	or Voluntary for		or Voluntary for
	Good Reason		Good Reason
	Prior to Plan		After Plan
Compensation Components	Effective Date		Effective Date

Success fee	$750,000	(1)	$750,000	(2)
Guaranteed minimum success fee	3,750,000	(3)	3,750,000	(3)
Post-emergence severance	—		3,750,000	(4)
Health benefits(5)	19,443		19,443

Total	$4,519,443		$8,269,443

Scott J. Davido
Former Executive Vice President and Chief Restructuring Officer
and former Chief Financial Officer

	Involuntary		Involuntary
	Without Cause		Without Cause
	or Voluntary for		or Voluntary for
	Good Reason		Good Reason
	Prior to Plan		After Plan
Compensation Components	Effective Date		Effective Date

Success fee	$100,000	(6)	$100,000	(7)
Guaranteed minimum success fee	1,400,000	(8)	1,400,000	(8)
Post-emergence severance	—		1,400,000	(9)
Health benefits(5)	19,443		19,443	(10)

Total	$1,519,443		$2,919,443

Gregory L. Doody
Executive Vice President,
General Counsel and Secretary

	Involuntary
	Without Cause
	or Voluntary for		Involuntary		Voluntary for
	Good Reason		Without Cause		Good Reason
	Prior to Plan		After Plan		After Plan		Death or
Compensation Components	Effective Date		Effective Date		Effective Date		Disability

Emergence incentive	$—		$—	(11)	$—		$—	(11)
Guaranteed minimum success fee	1,000,000	(12)	—		—		—
Post-emergence severance	—		1,000,000	(13)	1,000,000	(13)	—
Health benefits(5)	12,519		12,519		12,519		—

Total	$1,012,519		$1,012,519		$1,012,519		$—

Thomas N. May
Executive Vice President,
Commercial Operations

	Involuntary
	Without Cause
	or Voluntary for		Involuntary		Voluntary for
	Good Reason		Without Cause		Good Reason
	Prior to Plan		After Plan		After Plan		Death or
Compensation Components	Effective Date		Effective Date		Effective Date		Disability

Emergence incentive	$—		$—	(11)	$—		$—	(11)
Guaranteed minimum success fee	1,000,000	(12)	—		—		—
Post-emergence severance	—		1,000,000	(13)	1,000,000	(13)	—
Health benefits(5)	12,519		12,519		12,519		—

Total	$1,012,519		$1,012,519		$1,012,519		$—

Robert E. Fishman
Executive Vice President,
Power Operations

			Involuntary
			Without Cause
			or Voluntary for		Involuntary		Voluntary for
			Good Reason		Without Cause		Good Reason
	Change in		Prior to Plan		After Plan		After Plan		Death or
Compensation Components	Control		Effective Date		Effective Date		Effective Date		Disability

Emergence incentive	$—		$—		$—	(11)	$—		$—	(11)
Guaranteed minimum success fee	—		1,000,000	(12)	—		—		—
Post-emergence severance	—		—		1,000,000	(13)	1,000,000	(13)	—
Health benefits(5)	—		17,139		17,139		17,139		—
Acceleration of stock options	—	(14)	—		—		—		—

Total	$—		$1,017,139		$1,017,139		$1,017,139		$—

Eric N. Pryor
Senior Vice President,
Financial Planning and Analysis and
former Chief Financial Officer

					Involuntary
			Severance		Without Cause
	Change in		Program		After Plan		Death or
Compensation Components	Control		Qualifying Event(15)		Effective Date		Disability

Emergence incentive	$—		$—		$—	(11)	$—	(11)
Acceleration of stock awards	63,814	(16)	—		—		—
Acceleration of stock options	—	(14)	—		—		—
Severance	—		200,000	(17)	—		—
Health benefits	—		12,854	(17)	—		—

Total	$63,814		$212,854		$—		$—

E. James Macias
Former Senior Vice President,
Contracts and Leases

			Severance
	Change in		Program
Compensation Components	Control		Qualifying Event(15)

Acceleration of stock awards	$124,247	(18)	$—
Acceleration of stock options	—	(14)	—
Severance	—		200,000	(19)
Health benefits	—		12,854	(19)

Total	$124,247		$212,854

(1)	Mr. R. May’s employment agreement provides that (1) he is eligible for a success fee of at least $4.5 million if the Plan Effective Date (as defined in the employment agreement) occurs within 12 months after the date of termination and (2) if both a success fee and guaranteed minimum success fee are paid, the success fee ($4.5 million) shall be reduced by the guaranteed minimum success fee ($3.75 million) paid to him. The success fee may increase by $239,000 for each $100 million increase in market-based adjusted enterprise value (as defined in the employment agreement) over $4.5 billion. Therefore, if the Plan Effective Date is within 12 months of December 31, 2006, Mr. R. May would be eligible to receive the success fee represented herein.

(2)	In accordance with Mr. R. May’s employment agreement, the success fee of $4.5 million is reduced by the guaranteed minimum success fee of $3.75 million.

(3)	Mr. R. May’s employment agreement provides for the payment of a guaranteed minimum success fee in an amount equal to the sum of his annual base salary ($1.5 million) and his minimum bonus for 2006 ($2.25 million) on the earliest of (1) the date Mr. R. May is terminated by us without cause, (2) the date Mr. R. May terminates his employment for good reason, and (3) the Plan Effective Date.

(4)	Pursuant to Mr. R. May’s employment agreement, this severance benefit is equal to the sum of his annual base salary ($1.5 million) and his minimum bonus for 2006 ($2.25 million).

(5)	The executives’ employment agreements each provide that we will continue to pay the costs for health care coverage under COBRA for the executive, his spouse and eligible dependents for 12 months following the executive’s termination.

(6)	Mr. Davido’s employment agreement provides that (1) he is eligible for a success fee of at least $1.5 million if the Plan Effective Date (as defined in the employment agreement) occurs within 12 months after the date of termination and (2) if both a success fee and guaranteed minimum success fee are paid, the success fee ($1.5 million) shall be reduced by the guaranteed minimum success fee ($1.4 million) paid to him. The success fee may increase by $80,000 for each $100 million increase in market-based adjusted enterprise value (as defined in the employment agreement) over $4.5 billion. Therefore, if the Plan Effective Date is within 12 months of December 31, 2006, Mr. Davido would be eligible to receive the success fee represented herein. In connection with his resignation effective February 16, 2007, Mr. Davido agreed to waive his right to the payment of the success fee provided in his employment agreement.

(7)	In accordance with Mr. Davido’s employment agreement, the success fee of $1.5 million is reduced by the guaranteed minimum success fee of $1.4 million. The success fee may increase by $80,000 for each $100 million increase in market-based adjusted enterprise value (as defined in the employment agreement) over $4.5 billion.

(8)	Mr. Davido’s employment agreement provides for the payment of a guaranteed minimum success fee in an amount equal to two times his annual base salary ($700,000) on the earliest of (1) the date Mr. Davido is terminated by us without cause, (2) the date Mr. Davido terminates his employment for good reason, and (3) the Plan Effective Date. In connection with Mr. Davido’s resignation effective February 16, 2007, Mr. Davido waived his right to receive the guaranteed minimum success fee in lieu of our payment to him of an amount equal to 150% of his current base salary, which will be paid in monthly installments of $58,333.34 over 18 months unless during such time Mr. Davido becomes employed, consults, serves as a director, or otherwise becomes entitled to any current or future form of compensation or remuneration for services, in which case we will not be obligated to make such payments scheduled during the last 6 months of the 18 month period.

(9)	Pursuant to Mr. Davido’s employment agreement, this severance benefit is equal to two times his base salary of $700,000. Mr. Davido is no longer eligible to receive a post-emergence severance as a result of his resignation effective February 16, 2007.

(10)	In connection with Mr. Davido’s resignation effective February 16, 2007, we agreed to reimburse Mr. Davido for healthcare coverage under COBRA for himself and his family for up to 18 months.

(11)	As part of our Emergence Incentive Plan, Messrs. Doody, T. May and Pryor, and Dr. Fishman are eligible for a cash bonus upon our emergence from Chapter 11 to be allocated among eligible employees at the sole discretion of the Chief Executive Officer. At this time, the amount of the emergence bonus is unknown. If the eligible employee’s employment is terminated involuntarily without cause or if the employee dies or becomes disabled, then he would remain eligible for the emergence bonus; however, payment of the bonus would be deferred until active participants receive their payment.

(12)	The employment agreements of Messrs. Doody and T. May, and Dr. Fishman provide that the amount of the guaranteed minimum success fee is equal to two times the executive’s annual base salary.

(13)	The employment agreements of Messrs. Doody and T. May, and Dr. Fishman provide that the amount of the post-emergence severance payment is equal to two times the executive’s annual base salary.

(14)	Pursuant to the 1996 Stock Incentive Plan, the Compensation Committee has the authority to provide for the accelerated vesting of all outstanding option awards if an executive’s employment is terminated following certain hostile changes in control. At December 31, 2006, our stock was trading at $1.10. The option exercise price is well in excess of $1.10. Accordingly, there is no intrinsic value to the acceleration of options.

(15)	The term qualifying event, as defined in the Calpine Corporation U.S. Severance Program, includes employee lay-offs as a result of our reduction in workforce or restructuring activities.

(16)	Pursuant to the 1996 Stock Incentive Plan, the Compensation Committee has the authority to provide for the accelerated vesting of any unvested shares of common stock if an executive’s employment is terminated following certain hostile changes in control. At December 31, 2006, our stock was trading at $1.10. This amount was calculated by multiplying the 58,013 outstanding, unvested shares of our Common Stock that Mr. Pryor held as of December 31, 2006, by the trading price of our stock on that date.

(17)	Mr. Pryor is eligible for severance benefits pursuant to our U.S. Severance Program, including base salary continuance for up to 39 weeks, provided no severance payment may be made to an eligible employee greater than ten times the mean severance payment made to non-management employees (Vice Presidents and below), and a choice between outplacement services or continued health care coverage for up to 39 weeks under COBRA.

(18)	Pursuant to the 1996 Stock Incentive Plan, the Compensation Committee has the authority to provide for the accelerated vesting of any unvested shares of common stock if an executive’s employment is terminated following certain hostile changes in control. At December 31, 2006, our stock was trading at $1.10. This amount was calculated by multiplying the 112,952 outstanding, unvested shares of our Common Stock that Mr. Macias held as of December 31, 2006, by the trading price of our stock on that date.

(19)	On December 31, 2006, Mr. Macias was eligible for severance benefits pursuant to our U.S. Severance Program, including base salary continuance for up to 39 weeks, provided no severance payment may be made to an eligible employee greater than ten times the mean severance payment made to non-management employees (Vice Presidents and below), and a choice between outplacement services or continued health care coverage for up to 39 weeks under COBRA. Effective February 28, 2007, Mr. Macias terminated his employment with the Company.

Compensation of Directors

In the year ended December 31, 2006, only non-employee members of the Board of Directors were paid an annual retainer fee of $125,000 and were reimbursed for all expenses incurred in attending meetings of the Board of Directors or any committee thereof. Board members received meeting attendance fees of $2,000 per in-person meeting and $1,000 per telephonic meeting. The chairs of the Compensation Committee and the Nominating and Governance Committee each received an additional annual fee of $15,000. The chair of the Audit Committee received an additional annual fee of $30,000 and members of the Audit Committee (including the Chair) each received an additional annual fee of $10,000 for serving on the Audit Committee. Committee members received meeting attendance fees of $1,000 per in-person or telephonic meeting. In addition, the Chairman of the Board received an annual retainer fee of $50,000. Non-employee members of the Board of Directors did not receive stock options in 2006. While our Chapter 11 cases are pending, changes in the compensation of our Board members will be subject to U.S. Bankruptcy Court approval.

The following table provides certain information concerning the compensation for services rendered in all capacities for the year ended December 31, 2006, for all non-employee directors.

	Fees Earned
	or Paid			All Other		Total
Name	in Cash	Option Awards		Compensation		Compensation

Ann B. Curtis(1)	$—	$—		$—		$—
Kenneth Derr	222,000	23,449	(2)	—		245,449
Glen H. Hiner	79,500	—		—		79,500
William J. Keese	172,000	59,286	(3)	—		231,286
David C. Merritt	163,167	—		12,404	(4)	175,571
Walter L. Revell	173,000	59,286	(5)	—		232,286
George J. Stathakis	143,000	20,426	(6)	—		163,426
Susan Wang	195,000	31,113	(7)	—		226,113

(1)	Ann B. Curtis served as a director from September 1996 to January 2006, and served as Vice Chairman of the Board of Directors from March 2002 to January 2006. During her tenure in 2006, Ms. Curtis also served as Executive Vice President, Vice Chairman of the Board and Corporate Secretary. As an employee-director, Ms. Curtis received no additional compensation for her services as a director. She resigned as an officer and director effective January 27, 2006.

(2)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $23,449 represents the 2006 compensation expense of Mr. Derr’s outstanding option awards to the extent they vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for directors, the fair value per share of stock options on the dates of grant were $2.06 in 2005 and $40.88 in 2001, using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 78% for 2005 and 70% for 2001; risk-free interest rates of 3.97% for 2005 and 4.27% for 2001; and expected option terms of 7.33 years for 2005 and 2001.

(3)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $59,286 represents the 2006 compensation expense of Mr. Keese’s outstanding option award to the extent it vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for directors, the fair value per share of the stock option on the date of grant in 2005 was $2.66 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 80%; risk-free interest rate of 4.08%; and expected option term of 7.33 years.

(4)	Amount represents reimbursement of legal fees incurred in connection with consideration of accepting nomination to the Board of Directors.

(5)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $59,286 represents the 2006 compensation expense of Mr. Revell’s outstanding option award to the extent it vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for directors, the fair value per share of the stock option on the date of grant in 2005 was $2.66 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 80%; risk-free interest rate of 4.08%; and expected option term of 7.33 years.

(6)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $20,426 represents the 2006 compensation expense of Mr. Stathakis’ outstanding option award to the extent it vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for directors, the fair value per share of the stock option on the date of grant in 2005 was $2.06 per share using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 78%; risk-free interest rate of 3.97%; and expected option term of 7.33 years.

(7)	These options had no intrinsic value in 2006 as all of the options included in the SFAS No. 123-R expense for 2006 had an exercise price in excess of the market price of the underlying shares. The amount of $31,113 represents the 2006 compensation expense of Ms. Wang’s outstanding option awards to the extent they vested in 2006. The compensation expense was determined in accordance with SFAS No. 123-R, and no forfeitures are assumed. Based on historical stock option exercise patterns for directors, the fair value per share of stock options on the dates of grant were $2.06 in 2005 and $5.16 in 2003, using the Black-Scholes option pricing model with the following assumptions: expected dividend yields of 0%; expected volatility of 78% for 2005 and 71% for 2003; risk-free interest rates of 3.97% for 2005 and 3.40% for 2003; and expected option term of 7.33 years for 2005 and 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of the common stock as of March 9, 2007, or as of such later date as indicated below, by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our executive officers and directors, serving at the time of the filing of this Report, as a group. We have no known beneficial owners of more than 5% of our outstanding shares of common stock.

		Shares Individuals	Total Number of
	Common Shares	Have the Right to	Shares Beneficially	Percent of
Name	Beneficially Owned(1)	Acquire Within 60 days	Owned(2)	Class

Robert P. May	—	—	—	*
Scott J. Davido	—	—	—	*
Kenneth Derr	5,000	73,363	78,363	*
Lisa Donahue	—	—	—	*
Gregory L. Doody	—	—	—	*
Robert E. Fishman	8,656	101,489	110,145	*
Glen H. Hiner	—	—	—	*
William J. Keese	—	12,500	12,500	*
E. James Macias	146,096	574,225	720,321	*
Thomas N. May	—	—	—	*
David C. Merritt	—	—	—	*
Eric N. Pryor	74,966	381,785	456,751	*
Walter L. Revell	—	12,500	12,500	*
George J. Stathakis	24,000	326,040	350,040	*
Susan Wang	—	43,500	43,500	*
All executive officers and directors as a group (13 persons)	117,009	829,822	946,831	*

*	The percentage of shares beneficially owned by any director or named executive officer, or by all directors and executive officers as a group, does not exceed one percent of the outstanding shares of common stock.

(1)	Includes restricted stock awards made on March 8, 2005, under the Direct Issuance Program of the 1996 Stock Incentive Plan to Messrs. Macias and Pryor of 112,952 shares and 58,013 shares, respectively. The market value of such grants on the date of grant was $3.32, the fair value was $1.94 per share, and such restricted stock grants were issued in consideration for past services. Such restricted stock grants have the following performance-based vesting: 50% of such restricted stock shall vest at such time as the price of our common stock is equal to or greater than $5.00 per share for four consecutive trading days and the remaining 50% of the restricted stock shall vest at such time as the price of our common stock is equal to or greater than $10.00 per share for four consecutive trading days.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and consists of either or both voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants or upon the conversion of convertible securities that are immediately exercisable or convertible or that will become exercisable or convertible within the next 60 days are deemed beneficially owned by the beneficial owner of such options, warrants or convertible securities and are deemed outstanding for the purpose of computing the percentage of shares beneficially owned by the person holding such instruments, but are not deemed outstanding for the purpose of computing the percentage of any other person. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding as of March 9, 2007, was 524,189,920.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2006, concerning certain compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of	Weighted	for Future Issuance
	Securities to be	Average	Under Equity
	Issued Upon	Exercise	Compensation Plans
	Exercise of	Price of	(Excluding Securities
	Outstanding	Outstanding	to be Issued Upon
	Options,	Options,	Exercise of
	Warrants	Warrants	Outstanding Options,
Plan Category	and Rights	and Rights	Warrants and Rights(1)

Equity compensation plans approved by security holders
Calpine Corporation 1996 Stock Incentive Plan(1)	21,426,794	$7.61	—
Calpine Corporation 2000 Employee Stock Purchase Plan(2)	—	—	13,451,324
Equity compensation plans not approved by security holders	—	—	—

Total	21,426,794	$7.61	13,451,324

(1)	The Calpine Corporation 1996 Stock Incentive Plan expired on July 16, 2006. As a result, no additional options exercisable for shares of common stock can be granted.

(2)	Represents shares subject to issuance under the Calpine Corporation 2000 Employee Stock Purchase Plan. This Plan was suspended by the Board of Directors effective November 29, 2005.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 11. “Executive Compensation — Compensation Discussion and Analysis” for a description of employment agreements between us and certain of the named executive officers.

Ms. Donahue, our Senior Vice President and Chief Financial Officer, is a Managing Director of both AlixPartners and its affiliate AP Services. AP Services has been retained by us in connection with our Chapter 11 restructuring. Ms. Donahue, who has been associated with AlixPartners since February 1998, remains a Managing Director of each of AlixPartners and AP Services while serving as the Company’s Chief Financial Officer. Ms. Donahue’s services as Chief Financial Officer are provided pursuant to an Agreement, dated November 29, 2005, as amended by a Letter Agreement, dated November 3, 2006, between us and AP Services, pursuant to which we have retained AP Services in connection with our Chapter 11 restructuring. Under the Services Agreement, we are charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue is compensated independently pursuant to arrangements between AP Services and AlixPartners. The Services Agreement also provides for payment of a one-time success fee to AP Services upon our emergence from

Chapter 11. Fees and expenses incurred by the Company under the Services Agreement from November 29, 2005, through December 31, 2006, totaled approximately $27.3 million.

We understand from Ms. Donahue that she does not have a direct monetary interest in the transaction; in particular, she does not and will not, as applicable, directly receive a portion of the fees paid by us to AP Services in respect of her hourly fee, the overall fee, the success fee or fees relating to any other aspect of our engagement of AP Services, nor will her ultimate compensation from AlixPartners be directly attributable to our engagement of AP Services and the fees generated thereunder. Rather, the ultimate amount of her compensation, which has not yet been determined, will depend on a number of factors related to, among other things, the financial success of AlixPartners, as well as her successful performance as a managing director of AlixPartners. Accordingly, we are not able to determine the approximate amount, if any, of Ms. Donahue’s interest in the transaction.

Mr. Robert May, our Chief Executive Officer, is a member of the Deutsche Bank Client Advisory Board in the Americas. Certain affiliates of Deutsche Bank are lenders under our $2.0 billion DIP Facility; in addition, Deutsche Bank Securities Inc. served as joint syndication agent under the DIP Facility and Deutsche Bank Trust Company Americas serves as administrative agent for the first priority lenders under the DIP Facility. Mr. May has no monetary interest in the DIP Facility.

Code of Conduct

Our Code of Conduct regulates related party transactions and applies to all directors, officers, and employees. It requires that each individual deal fairly, honestly and constructively with governmental and regulatory bodies, customers, suppliers, and competitors, and it prohibits any individual’s taking unfair advantage through manipulation, concealment, abuse of privileged information, or misrepresentation of material fact. Further, it imposes an express duty to act in the best interests of the Company and to avoid influences, interests or relationships that could give rise to an actual or apparent conflict of interest. If any question as to a potential conflict of interest arises, employees are directed to notify their supervisors and the Office of the General Counsel, and, in the case of directors and the Chief Executive Officer, they are to notify the Audit Committee of our Board of Directors. Our Code of Conduct also prohibits directors, officers, and employees from competing with us, using Company property, information, or position for personal gain, and taking corporate opportunities for personal gain. Waivers of our Code of Conduct must be explicit. The director, officer, or employee seeking a waiver must provide his supervisor and the Office of the General Counsel with all pertinent information, and, if the Office of the General Counsel recommends approval of a waiver, it shall present such information and the recommendation to the Audit Committee of our Board of Directors. A waiver may only be granted if (i) the Audit Committee is satisfied that all relevant information has been provided, and (ii) adequate controls have been instituted to assure that the interests of the Company remain protected. In the case of our Chief Executive Officer and directors, any waiver must be approved by the Audit Committee and the Nominating and Governance Committee as well. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under our Code of Conduct in 2006. A copy of the Code of Conduct is posted on our website at www.calpine.com. We intend to post any amendments and any waivers of our Code of Conduct on our website within four business days.

Director Independence

Our Board of Directors has determined that a majority of the members of the Board of Directors has no material relationship with the Company (either directly or as partners, stockholders or officers of an organization that has a relationship with the Company) and is independent within the meaning of the NYSE director independence standards. Robert P. May, as our Chief Executive Officer, and George Stathakis, who provided consulting services from 1994 to 2005, are not considered to be independent.

Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee has no material relationship to the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the NYSE’s director independence standards.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The fees billed by PricewaterhouseCoopers for performing our integrated audit were approximately $10.2 million during the fiscal year ended December 31, 2006 and $13.7 million during the fiscal year ended December 31, 2005. The fees billed for performing audits and reviews of certain of our subsidiaries were approximately $2.9 million during the fiscal year ended December 31, 2006 and $5.0 million during the fiscal year ended December 31, 2005. The audit fees for 2005 have been revised from the 2005 Form 10-K to reflect final billings.

Audit-Related Fees

The fees billed by PricewaterhouseCoopers for audit-related services were approximately $0.3 million for the fiscal year ended December 31, 2006, and approximately $3.2 million for the fiscal year ended December 31, 2005. Such audit-related fees consisted primarily of consultations concerning financial accounting and reporting standards and employee benefit plan audits. The audit-related fees for 2005 have been revised from the 2005 Form 10-K to reflect final billings.

Tax Fees

PricewaterhouseCoopers did not provide the Company with any tax compliance and tax consulting services during the fiscal years ended December 31, 2006, and December 31, 2005.

All Other Fees

The fees billed by PricewaterhouseCoopers for all other fees were approximately $0.1 million during the fiscal year ended December 31, 2006, relating to software licensing fees. There were no fees billed by PricewaterhouseCoopers for services rendered, other than as described above under the headings Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal year ended December 31, 2005.

Audit Committee Pre-Approval Policies and Procedures

We have adopted pre-approval policies and procedures under which all audit and non-audit services provided by our external auditors must be pre-approved by our Audit Committee. Any service proposals submitted by external auditors need to be discussed and approved by the Audit Committee during its meetings, which take place at least four times a year. Once the proposed service is approved, we or our subsidiaries formalize the engagement of services. The approval of any audit and non-audit services to be provided by our external auditors is specified in the minutes of our Audit Committee meetings. In addition, the members of our Board of Directors are briefed on matters discussed by the different committees of our board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Page

(a)-1. Financial Statements and Other Information
Report of Independent Registered Public Accounting Firm	130
Consolidated Balance Sheets December 31, 2006 and 2005	132
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	133
Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005, and 2004	134
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	135
Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005, and 2004	138
(a)-2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts	197
(b) Exhibits

Exhibit
Number		Description

2.1		Agreement dated as of December 20, 2005, by and among Steam Heat LLC, Thermal Power Company and, for certain limited purposes, Geysers Power Company, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
3.1		Amended and Restated Certificate of Incorporation of the Company, as amended.*
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996).
4	.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.2.1	Indenture, dated as of July 8, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997).
4	.2.2	First Supplemental Indenture, dated as of September 10, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997).
4	.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

Exhibit
Number		Description

4	.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.3.1	Indenture, dated as of March 31, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).
4	.3.2	First Supplemental Indenture, dated as of July 24, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.4.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).
4	.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.5.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).
4	.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.6.1	Indenture, dated as of August 10, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002).
4	.6.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

Exhibit
Number		Description

4	.6.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).
4	.6.4	Third Supplemental Indenture, dated as of June 23, 2005, between the Company and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005).
4	.7.1	Amended and Restated Indenture, dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.7.2	Guarantee Agreement, dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-57338) filed with the SEC on April 19, 2001).
4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.1	Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2001).
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.3	Guarantee Agreement, dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit
Number		Description

4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.13.5	Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.13.6	Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.13.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).
4	.13.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.*
4	.13.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
4	.13.10	Fifth Supplemental Indenture, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number		Description

4.16		Amended and Restated Indenture, dated as of March 12, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), including form of Notes (incorporated by reference to Exhibit 4.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.17.1	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.17.2	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.17.3	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4.18		Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
4.19		Indenture, dated as of September 30, 2004, between the Company and Law Debenture Trust Company of New York (as successor trustee to Wilmington Trust Company), as Trustee, including form of Notes (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004).
4	.20.1	Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.20.2	Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.20.3	Amendment to Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 24, 2006, among Calpine CCFC Holdings, Inc., in its capacity as Common Member, and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
4.21		Third Amended and Restated Limited Liability Company Operating Agreement of Metcalf Energy Center, LLC, dated as of June 20, 2005, containing terms of its 5.5-year redeemable preferred shares (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4.22		Pass Through Certificates (Tiverton and Rumford).
4	.22.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate (incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

Exhibit
Number		Description

4	.22.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.3	Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.12.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes (incorporated by reference to Exhibit 4.12.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4.23		Pass Through Certificates (South Point, Broad River and RockGen).
4	.23.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A (incorporated by reference to Exhibit 4.22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B (incorporated by reference to Exhibit 4.22.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.39	Omnibus Amendment to Operative Documents and Agreement — South Point, dated as of July 13, 2006, among South Point Energy Center, LLC, Calpine, South Point Holdings, LLC, South Point OL-1, LLC, South Point OL-2, LLC, South Point OL-3, LLC, South Point OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder.*

Exhibit
Number		Description

4	.23.40	Omnibus Amendment to Operative Documents and Agreement — Broad River dated as of July 13, 2006, among Broad River Energy LLC, Calpine, Broad River Holdings, LLC, Broad River OL-1, LLC, Broad River OL-2, LLC, Broad River OL-3, LLC, Broad River OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder.*
10.1		DIP Financing Agreements
10	.1.1.1	$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.1.1.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2006).
10	.1.1.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.1.1.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
10	.1.1.5	Letter Agreement, dated as of October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
10	.1.1.6	Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.*
10	.1.1.7	Fourth Amendment, dated as of February 28, 2007, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, as administrative agent for the Second Priority Term Lenders.*

Exhibit
Number		Description

10	.1.2	Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10.2		Financing and Term Loan Agreements
10	.2.1	Share Lending Agreement, dated as of September 28, 2004, among the Company, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).
10	.2.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co- Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.3.1	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.2.3.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between the Company and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).
10	.2.4	Letter of Credit Agreement, dated as of September 30, 2004, between the Company and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).
10	.2.5	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York (as successor administrative agent to Goldman Sachs Credit Partners L.P.) as Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.2.6.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
10	.2.6.2	Amendment No. 1 Under Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit
Number		Description

10	.2.6.3	Amendment No. 2 Under Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.6.4	Amendment No. 3 Under Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.6.5	Amendment No. 4 Under Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.2.6.6	Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.2.6.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).
10	.2.6.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.2.6.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.2.6.10	Amendment No. 5 Under Credit and Guarantee Agreement, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
10	.2.7	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Wilmington Trust Company (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number		Description

10	.2.8	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of New York (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.9	Credit Agreement, dated as of June 24, 2004, among Riverside Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10	.2.10	Credit Agreement, dated as of June 24, 2004, among Rocky Mountain Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10	.2.11	Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10.3		Security Agreements
10	.3.1	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.2	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.3	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.4.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.4.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.5.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit
Number		Description

10	.3.5.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.6	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.7.1	Collateral Trust Agreement, dated as of July 16, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.7.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.8	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.9	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.10	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.12	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.13	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.14	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit
Number		Description

10	.3.15	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.16	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from the Company to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.17	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.18	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.19	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.20	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.21	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.22	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among the Company, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10.4		Power Purchase and Other Agreements
10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the SEC on September 13, 2004).
10.5		Management Contracts or Compensatory Plans or Arrangements
10	.5.1	Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.2.1	Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.2.2	Amendment, dated January 17, 2006, to Employment Agreement between the Company and Mr. Scott J. Davido.*†

Exhibit
Number		Description

10	.5.2.3	Separation Agreement and General Release, dated February 16, 2007, between the Company and Mr. Scott J. Davido.*†
10	.5.3.1	Agreement, dated December 17, 2005, between the Company and AP Services, LLC.*†
10	.5.3.2	Letter Agreement, dated November 3, 2006, between the Company and AP Services, LLC, amending the Agreement, dated December 17, 2005, between the Company and AP Services.*†
10	.5.4	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996).†
10	.5.5	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).†
10	.5.6.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).†
10	.5.6.2	Amendment to Calpine Corporation 1996 Stock Incentive Plan (description of such Amendment is incorporated by reference to Item 1.01 of Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 20, 2005).†
10	.5.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†
10	.5.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†
10	.5.9	2000 Employee Stock Purchase Plan (incorporated by reference to the copy of such Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000).†
10	.5.10	Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.11	Calpine Incentive Plan.*†
10	.5.12	Summary of Calpine Emergence Incentive Plan.*†
10	.5.13	Employment Agreement, dated June 13, 2006, between the Company and Mr. Robert E. Fishman.*†
10	.5.14	Employment Agreement, dated May 25, 2006, between the Company and Mr. Thomas N. May.*†
10	.5.15	Employment Agreement, dated June 19, 2006, between the Company and Mr. Gregory L. Doody.*†
10	.5.16	Letter Agreement, dated January 8, 2007, between the Company and Mr. Eric Pryor.*†
21.1		Subsidiaries of the Company.*
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).*
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALPINE CORPORATION

By:	/s/ LISA DONAHUE
Lisa Donahue
Senior Vice President and Chief Financial Officer

Date: March 14, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Calpine Corporation do hereby constitute and appoint Robert P. May, Lisa Donahue, Gregory L. Doody and Charles B. Clark, Jr., and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Calpine Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. MAY Robert P. May	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ LISA DONAHUE Lisa Donahue	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ CHARLES B. CLARK, JR. Charles B. Clark, Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 14, 2007

/s/ KENNETH T. DERR Kenneth T. Derr	Director	March 14, 2007

/s/ GLEN H. HINER Glen H. Hiner	Director	March 14, 2007

Signature	Title	Date

/s/ WILLIAM J. KEESE William J. Keese	Director	March 14, 2007

/s/ DAVID C. MERRITT David C. Merritt	Director	March 14, 2007

/s/ WALTER L. REVELL Walter L. Revell	Director	March 14, 2007

/s/ GEORGE J. STATHAKIS George J. Stathakis	Director	March 14, 2007

/s/ SUSAN WANG Susan Wang	Director	March 14, 2007

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of Calpine Corporation

We have completed integrated audits of Calpine Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Calpine Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2007

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,077,327	$785,637
Accounts receivable, net of allowance of $32,443 and $12,686	735,300	1,008,430
Inventories	183,953	150,444
Margin deposits and other prepaid expense	358,958	434,363
Restricted cash, current	426,028	457,510
Current derivative assets	151,356	489,499
Current assets held for sale	154,174	39,542
Other current assets	81,233	62,612

Total current assets	3,168,329	3,428,037

Property, plant and equipment, net	13,603,202	14,119,215
Restricted cash, net of current portion	191,776	613,440
Investments	129,311	83,620
Long-term derivative assets	352,264	714,226
Other assets	1,145,383	1,586,259

Total assets	$18,590,265	$20,544,797

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$440,365	$399,450
Accrued interest payable	406,471	195,980
Debt, current portion	4,568,834	5,413,937
Current derivative liabilities	225,228	728,894
Income taxes payable	98,549	99,073
Other current liabilities	318,500	305,078

Total current liabilities	6,057,947	7,142,412
Debt, net of current portion	3,351,627	2,462,462
Deferred income taxes, net of current portion	490,105	353,386
Long-term derivative liabilities	475,138	919,084
Long-term liabilities	344,801	290,090

Total liabilities not subject to compromise	10,719,618	11,167,434
Liabilities subject to compromise	14,757,255	14,610,064
Commitments and contingencies (see Note 15)	—	—
Minority interest	266,292	275,384
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2006 and 2005	—	—
Common stock, $.001 par value per share; authorized 2,000,000,000 shares; 568,764,920 issued and 529,764,920 outstanding in 2006 and 569,081,863 issued and outstanding in 2005	530	569
Additional paid-in capital	3,270,421	3,265,458
Additional paid-in capital, loaned shares	145,000	258,100
Additional paid-in capital, returnable shares	(145,000)	(258,100)
Accumulated deficit	(10,378,067)	(8,613,160)
Accumulated other comprehensive loss	(45,784)	(160,952)

Total stockholders’ deficit	(7,152,900)	(5,508,085)

Total liabilities and stockholders’ deficit	$18,590,265	$20,544,797

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands except per share amounts)

Revenue:
Electricity and steam revenue	$5,279,989	$6,278,840	$5,165,347
Sales of purchased power and gas for hedging and optimization	1,249,632	3,667,992	3,376,293
Mark-to-market activities, net	98,983	11,385	13,404
Other revenue	77,156	154,441	93,338

Total revenue	6,705,760	10,112,658	8,648,382

Cost of revenue:
Plant operating expense	749,933	717,393	727,911
Purchased power and gas expense for hedging and optimization	1,198,378	3,417,153	3,198,690
Fuel expense	3,238,727	4,623,286	3,587,416
Depreciation and amortization expense	470,446	506,441	446,018
Operating plant impairments	52,497	2,412,586	—
Operating lease expense	66,014	104,709	105,886
Other cost of revenue	181,754	276,013	202,512

Total cost of revenue	5,957,749	12,057,581	8,268,433

Gross profit (loss)	748,011	(1,944,923)	379,949
Equipment, development project and other impairments	64,975	2,117,665	46,894
Sales, general and administrative expense	174,603	239,857	220,567
Other operating expenses	36,354	68,834	60,108

Income (loss) from operations	472,079	(4,371,279)	52,380
Interest expense	1,262,289	1,397,288	1,095,419
Interest (income)	(79,214)	(84,226)	(54,766)
Loss (income) from repurchase of various issuances of debt	18,131	(203,341)	(246,949)
Minority interest expense	4,726	42,454	34,735
Other (income) expense, net	(4,555)	72,388	(121,062)

Loss before reorganization items, provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(729,298)	(5,595,842)	(654,997)
Reorganization items	971,956	5,026,510	—

Loss before provision (benefit) for income taxes, discontinued operations and cumulative effect of a change in accounting principle	(1,701,254)	(10,622,352)	(654,997)
Provision (benefit) for income taxes	64,158	(741,398)	(235,314)

Loss before discontinued operations and cumulative effect of a change in accounting principle	(1,765,412)	(9,880,954)	(419,683)
Discontinued operations, net of tax provision of $ — , $131,746, and $8,860	—	(58,254)	177,222
Cumulative effect of a change in accounting principle, net of tax	505	—	—

Net loss	$(1,764,907)	$(9,939,208)	$(242,461)

Basic and diluted loss per common share:
Weighted average shares of common stock outstanding	479,136	463,567	430,775
Loss before discontinued operations and cumulative effect of a change in accounting principle	$(3.68)	$(21.32)	$(0.97)
Discontinued operations, net of tax	—	(0.12)	0.41
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net loss	$(3.68)	$(21.44)	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006, 2005, and 2004

					Accumulated Other
					Comprehensive Income (Loss)
				Retained	Net Unrealized Gain (Loss) From			Total
			Additional	Earnings		Available-	Foreign	Stockholders’
	Common	Treasury	Paid-in	(Accumulated	Cash Flow	for-Sale	Currency	Equity
	Stock	Stock	Capital	Deficit)	Hedges(1)	Investments	Translation	(Deficit)
	(In thousands except share amounts)

Balance, December 31, 2003	$415	$—	$2,995,735	$1,568,509	$(130,419)	$—	$187,013	$4,621,253
Issuance of 32,499,106 shares of common stock, net of issuance costs	33	—	130,141	—	—	—	—	130,174
Issuance of 89,000,000 shares of loaned common stock	89	—	258,100	—	—	—	—	258,189
Returnable shares	—	—	(258,100)	—	—	—	—	(258,100)
Tax benefit from stock options exercised and other	—	—	4,773	—	—	—	—	4,773
Stock compensation expense	—	—	20,928	—	—	—	—	20,928

Total stockholders’ equity (deficit) before comprehensive income items								155,964
Net loss	—	—	—	(242,461)	—	—	—	(242,461)
Comprehensive pre-tax gain (loss) before reclassification adjustment	—	—	—	—	(106,071)	19,239	—	(86,832)
Reclassification adjustment for (gain) loss included in net loss	—	—	—	—	89,888	(18,281)	—	71,607
Income tax benefit (provision)	—	—	—	—	6,451	(376)	—	6,075
Foreign currency translation gain	—	—	—	—	—	—	62,067	62,067

Total comprehensive (loss)								(189,544)

Balance, December 31, 2004	$537	$—	$3,151,577	$1,326,048	$(140,151)	$582	$249,080	$4,587,673

Issuance of 32,572,632 shares of common stock, net of issuance costs	32	—	97,608	—	—	—	—	97,640
Stock compensation expense	—	—	16,273	—	—	—	—	16,273

Total stockholders’ equity (deficit) before comprehensive income items								113,913
Net loss	—	—	—	(9,939,208)	—	—	—	(9,939,208)
Comprehensive pre-tax (loss) before reclassification adjustment	—	—	—	—	(435,583)	(958)	—	(436,541)
Reclassification adjustment for loss included in net loss	—	—	—	—	405,524	—	—	405,524
Income tax benefit	—	—	—	—	11,483	376	—	11,859
Foreign currency translation loss	—	—	—	—	—	—	(251,305)	(251,305)

Total comprehensive (loss)								(10,209,671)

Balance, December 31, 2005	$569	$—	$3,265,458	$(8,613,160)	$(158,727)	$—	$(2,225)	$(5,508,085)

Return of 39,000,000 shares of loaned common stock	—	(39)	(113,061)	—	—	—	—	(113,100)
Returnable shares	—	—	113,100	—	—	—	—	113,100
Stock compensation expense	—	—	4,924	—	—	—	—	4,924

Total stockholders’ equity (deficit) before comprehensive income items								4,924
Net loss	—	—	—	(1,764,907)	—	—	—	(1,764,907)
Comprehensive pre-tax gain before reclassification adjustment	—	—	—	—	32,834	—	—	32,834
Reclassification adjustment for loss included in net loss	—	—	—	—	145,634	—	—	145,634
Income tax (provision)	—	—	—	—	(63,699)	—	—	(63,699)
Foreign currency translation gain	—	—	—	—	—	—	399	399

Total comprehensive (loss)								(1,649,739)

Balance, December 31, 2006	$569	$(39)	$3,270,421	$(10,378,067)	$(43,958)	$—	$(1,826)	$(7,152,900)

(1)	Includes AOCI from cash flow hedges held by unconsolidated investees. At December 31, 2006, 2005, and 2004, these amounts were $0, $0 and $1,698, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net loss	$(1,764,907)	$(9,939,208)	$(242,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization(1)	585,309	760,023	833,375
Impairment charges	117,472	4,774,021	244,494
Deferred income taxes, net	22,149	(609,652)	(226,454)
Loss (gain) on sale of assets, excluding reorganization items	35,754	(326,176)	(349,611)
Foreign currency transaction loss (gain)	(45)	53,586	25,122
Gain on settlement of notes receivable	(6,025)	—	—
Loss (income) on repurchase of debt	18,131	(203,341)	(246,949)
Minority interest expense	4,726	42,454	34,735
Mark-to-market activities, net	(98,983)	(11,385)	(13,404)
Non-cash derivative activities	170,788	36,420	28,147
(Income) loss from unconsolidated investments	—	(12,280)	9,717
Distributions from unconsolidated investments	—	24,962	29,869
Stock compensation expense	5,741	19,283	20,929
Reorganization items	806,887	5,012,765	—
Other	170	2,146	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	111,605	(42,437)	(99,447)
Other assets	48,739	(118,988)	(214,489)
Accounts payable, liabilities subject to compromise and accrued expenses	18,341	(111,282)	231,827
Other liabilities	80,131	(59,272)	(55,505)

Net cash provided by (used in) operating activities	155,983	(708,361)	9,895

Cash flows from investing activities:
Purchases of property, plant and equipment	(211,501)	(783,487)	(1,545,480)
Disposals of property, plant and equipment	22,583	5,469	4,377
Acquisitions, net of cash acquired	(266,846)	—	(187,786)
Disposals of investments, power plants and other assets	252,230	2,097,673	1,147,516
Advances to joint ventures	(59,000)	—	(8,788)
Sale of collateral securities	—	—	93,963
Project development costs	(1,178)	(14,880)	(29,308)
Proceeds from deferred transmission credits	24,248	9,499	—
Purchases of HIGH TIDES securities	—	—	(110,592)
Disposal of HIGH TIDES securities	—	132,500	—
Cash flows from derivatives not designated as hedges	(143,979)	102,698	16,499
(Increase) decrease in restricted cash	384,330	(535,621)	210,762
Decrease in notes receivable	13,552	837	10,235
Cash effect of deconsolidation of Canadian Operations	—	(90,897)	—
Other	—	(6,334)	(2,824)

Net cash provided by (used in) investing activities	14,439	917,457	(401,426)

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2006	2005	2004
		(In thousands)

Cash flows from financing activities:
Borrowings from notes payable and lines of credit	$—	$6,289	$101,781
Repayments of notes payable and lines of credit	(179,584)	(204,074)	(256,141)
Borrowings from project financing	140,958	750,484	3,743,930
Repayments of project financing	(109,688)	(185,775)	(3,006,374)
Proceeds from issuance of convertible senior notes	—	650,000	867,504
Repurchases of convertible senior notes	—	(15)	(834,765)
DIP Facility borrowings	1,150,000	25,000	—
Repayments of DIP Facility	(178,500)	—	—
Proceeds from issuance of senior notes	—	—	878,814
Repayments and repurchases of senior notes	(646,105)	(880,063)	(871,309)
Proceeds from issuance of preferred interests	—	865,000	360,000
Redemptions of preferred interests	(9,480)	(778,641)	(97,095)
Repayment of convertible debentures to Calpine Capital Trust III	—	(517,500)	(483,500)
Proceeds from Deer Park prepaid commodity contract	—	263,623	—
Costs of Deer Park prepaid commodity contract	—	(20,315)	—
Proceeds from issuance of common stock	—	4	98
Financing costs	(39,239)	(96,966)	(204,139)
Other	(7,094)	(36,980)	(31,752)

Net cash provided by (used in) financing activities	121,268	(159,929)	167,052

Effect of exchange rate changes on cash and cash equivalents	—	(181)	16,101
Net increase (decrease) in cash and cash equivalents, including discontinued operations cash	291,690	48,986	(208,378)
Change in discontinued operations cash classified as assets held for sale	—	18,628	(28,427)

Net increase (decrease) in cash and cash equivalents	291,690	67,614	(236,805)
Cash and cash equivalents, beginning of period	785,637	718,023	954,828

Cash and cash equivalents, end of period	$1,077,327	$785,637	$718,023

Cash paid (received) during the period for:
Interest, net of amounts capitalized	$978,618	$1,315,538	$939,243
Income taxes	$8,899	$26,104	$22,877
Reorganization items included in operating activities, net of cash received	$120,343	$13,744	$—
Reorganization items included in investing activities, net of cash received	$(106,616)	$—	$—
Reorganization items included in financing activities, net of cash received	$39,002	$—	$—

(1) Includes depreciation and amortization that is also recorded in sales, general and administrative expense and interest expense.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2006	2005	2004
		(In thousands)

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of the Geysers property, plant and equipment assets, with offsets to operating assets	$180,607	$—	$—
Capital contribution (equipment) to Greenfield LP	$27,854	$40,698	$—
Note receivable obtained in exchange for equipment contributed to Greenfield LP	$—	$21,366	$—
Letter of credit draws under the CalGen financing, used for operating activities	$71,458	$—	$—
Letter of credit collateral draws from restricted cash, used for operating activities	$32,005	$—	$—
Letter of credit collateral draws from restricted cash, used for minority interest distributions	$15,000	—	—
Restricted cash used for project financing debt repayments	$7,434	$—	$—
Increase in property, plant and equipment due to consolidation of Acadia joint venture, with offsets to minority interests $(275,384) and investments $(202,966)	$—	$478,380	$—
Fair value of common stock issued to extinguish convertible notes of $94,315	$—	$85,373	$—
Asset acquired under capital lease	$—	$—	$114,869
Fair value of common stock issued (returned) in exchange for a prepaid forward purchase contract, net of cash received, offset by returnable shares	$(113,100)	$—	$258,100
Fair value of common stock issued in exchange for HIGH TIDES securities of $115,000	$—	$—	$112,482
Assets acquired upon acquisition of 50% interest in the Aries Power Plant, offset by liabilities assumed $(219,964), other comprehensive income $(8,495) and cash paid $(3,700)	$—	$—	$232,159
Project financing extinguished with sale of leasehold interest in the Fox Energy Center	$352,328	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005, and 2004

1.	Organization and Operations of the Company

Calpine Corporation, a Delaware corporation, and our consolidated subsidiaries are engaged in predominantly one line of business, the generation and sale of electricity and electricity-related products, through the operation of our portfolio of power generation facilities with all of our continuing operations located in the U.S. We market electricity produced by our generating facilities to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. We have ownership interests in, and operate, gas-fired power generation and cogeneration facilities, geothermal power generation facilities, geothermal steam fields and gas pipelines in the U.S. Until we sold our remaining oil and gas assets in July 2005, we also had ownership interests in gas fields and gathering systems in the U.S. As a result of the sale of substantially all of our oil and gas assets, we manage and operate our business as a single segment, and, therefore, segment information is no longer presented.

Historically, we have had certain operations outside of the U.S. We were engaged in the generation of electricity in Canada until the Petition Date, when certain of our Canadian and other foreign subsidiaries were deconsolidated, and in the United Kingdom until the sale of Saltend in July 2005. In Mexico, we were a joint venture participant in a gas-fired power generation facility under construction, but in April 2006 we consummated the sale of our interest in the facility to our joint venture partners. Currently, we have an ownership interest in a project to construct a gas-fired power generation facility in Canada.

We offered combustion turbine component parts and services through our subsidiaries, TTS and PSM. In connection with our restructuring activities, we have determined that this business is not a part of our core operations and, as a result, we sold TTS in September 2006. Additionally, in March 2007, we received U.S. Bankruptcy Court approval to sell substantially all of the assets of PSM. See Note 7 for further information regarding our asset sales.

We are currently operating as debtors-in-possession as a result of our filings of petitions for relief under Chapter 11 of the Bankruptcy Code and for creditor protection under the CCAA in Canada. See Note 3 for further discussion.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of all majority-owned subsidiaries and variable interest entities in which we have an interest, and we are the primary beneficiary, other than our Canadian and other foreign subsidiaries discussed below. All significant intercompany transactions have been eliminated in consolidation. Investments in less-than-majority-owned companies in which we exercise significant influence over operating and financial policies are accounted for using the equity method of accounting. Accordingly, we report our equity in the net assets of these investments as a single-line item on our Consolidated Balance Sheets. Our share of net income (loss) is calculated according to our equity ownership or according to the terms of the appropriate partnership agreement. For investments where we lack both significant influence and control, we use the cost method of accounting and income is recognized when equity distributions are received.

As a result of our filings under Chapter 11 in the U.S. and for creditor protection under the CCAA in Canada, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. We fully impaired our investment in the Canadian and other foreign subsidiaries as of the Petition Date and now account for such investments under the cost method. Because our Consolidated Financial Statements exclude the financial statements of the Canadian Debtors, the information in this Report principally

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information. We continue to work with the Canadian Debtors, the monitor appointed by the Canadian Court and the Canadian creditors for all interested parties.

Certain reclassifications have been made to prior periods to conform to the current year presentation.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to our Consolidated Financial Statements relate to our estimate of expected allowed claims in the Chapter 11 cases, fair value measurements of derivative instruments and associated reserves, useful lives and carrying values of assets (including the carrying value of projects in development, construction, and operation) and the provision for income taxes.

Accounting for Reorganization

Our Consolidated Financial Statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our Consolidated Financial Statements do not reflect adjustments that might be required if we (or each of the Calpine Debtors) are unable to continue as a going concern.

SOP 90-7 requires that financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 cases are recorded in reorganization items on our Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the Chapter 11 cases have been classified as LSTC on our Consolidated Balance Sheets. These liabilities are reported at the amounts expected to be allowed by the U.S. Bankruptcy Court, even if they may be settled for a lesser amount. These expected allowed claims require management to estimate the likely claim amount that will be allowed by the U.S. Bankruptcy Court prior to its ruling on the individual claims. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the U.S. Bankruptcy Court. See Note 3 for further details regarding our reorganization items and LSTC.

Impairment Evaluation of Long-Lived Assets, Including Intangibles and Investments

We evaluate our property, plant and equipment, equity method investments, patents and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or a determination that a suspended project is not likely to be completed or when we conclude that it is more likely than not that an asset will be disposed of or sold.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate the impairment of our operating plants by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows associated with the asset. If we conclude that it is more likely than not that an operating power plant will be sold or otherwise disposed of, we perform an evaluation of the probability-weighted expected future cash flows, giving consideration to both (i) the continued ownership and operation of the power plant, and (ii) consummating a sale transaction or other disposition. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values, which are determined by the best available information which may include but not be limited to, comparable sales, discounted cash flow valuations and third party appraisals. Certain of our generating assets are located in regions with depressed demands and market spark spreads. Our forecasts generally assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve. There can be no assurance that this will occur.

All construction and development projects are reviewed for impairment whenever there is an indication of potential reduction in fair value. Equipment assigned to such projects is not evaluated for impairment separately, as it is integral to the assumed future operations of the project to which it is assigned. If it is determined that it is no longer probable that the projects will be completed and all capitalized costs recovered through future operations, the carrying values of the projects would be written down to the recoverable value.

A significant portion of our overall cost of constructing a power plant is the cost of the gas turbine-generators, steam turbine-generators and related equipment (which we refer to collectively in this Note as turbines). The turbines are ordered primarily from three large manufacturers under long-term, build to order contracts. Payments are generally made over a two to four year period for each turbine. The turbine prepayments are included as a component of construction in progress if the turbines are assigned to specific projects probable of being built, and interest is capitalized on such costs. Turbines assigned to specific projects are not evaluated for impairment separately from the project as a whole. Prepayments for turbines that are not assigned to specific projects that are probable of being built are carried in other assets, and interest is not capitalized on such costs.

For equity and cost method investments, the book value is compared to the estimated fair value to determine if an impairment loss is required. For equity method investments, we would record a loss when the decline in value is other-than-temporary.

The following details impairment charges recorded during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Operating plant impairments	$52,497	$2,412,586	$—
Equipment, development project and other impairments	64,975	2,117,665	46,894

Total impairment charges	$117,472	$4,530,251	$46,894

During the year ended December 31, 2004, we recorded equipment, development project and other impairment charges primarily resulting from cancellation costs of six heat recovery steam generators and component part orders and related component part impairments.

As a result of our Chapter 11 filings and other factors, we concluded that impairment indicators existed at December 31, 2005, which required us to perform an impairment analysis of our various long-lived assets. We recorded operating plant impairments resulting generally from our determination that the likelihood of sale or other disposition of certain of our operating plants had increased. We recorded equipment, development project and other impairments related to development and construction projects and assets that we determined were no longer probable of being successfully completed by us, joint venture investments and certain notes receivable. While we recorded significant impairment charges for several of our operating plants and projects as of the Petition Date, we have not yet determined what actions we will take with respect to certain other operating plants or projects. Such

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions could result in additional impairment charges that could be material to our financial position or results of operations in any given period.

During the year ended December 31, 2006, we recorded operating plant impairment charges primarily related to operating plants that were sold during the year. Our equipment, development project and other impairment charges primarily related to certain turbine-generator equipment not assigned to projects for which we determined near-term sales were likely.

Fair Value of Financial Instruments

The carrying value of accounts receivable, marketable securities, accounts payable and other payables approximate their respective fair values due to their short maturities. See Note 8 for disclosures regarding the fair value of our debt instruments.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of short-term cash investments, accounts receivable, notes receivable and commodity contracts. Our short-term cash investments are placed with high credit quality financial institutions. Our accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the U.S. We generally do not require collateral for accounts receivable from end-user customers, but for trading counterparties, we evaluate the net accounts receivable, accounts payable, and fair value of commodity contracts and may require security deposits or letters of credit to be posted if exposure reaches a certain level.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of these instruments approximates fair value because of their short maturity.

We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed securities is limited, at least temporarily, to the operations of the respective projects. At December 31, 2006 and 2005, $390.7 million and $518.1 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements.

Restricted Cash

We are required to maintain cash balances that are restricted by provisions of certain of our debt and lease agreements or by regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Statements of Cash Flows.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the components of our restricted cash as of December 31, 2006 and 2005 (in thousands):

	2006			2005
	Current	Non-Current	Total	Current	Non-Current	Total

Debt service	$148,174	$113,873	$262,047	$152,512	$118,000	$270,512
Rent reserve	57,849	—	57,849	50,020	—	50,020
Construction/major maintenance	83,080	28,196	111,276	77,448	36,732	114,180
Security/project reserves	45,811	31,942	77,753	—	406,905	406,905
Collateralized letters of credit and other credit support	28,989	—	28,989	148,959	9,327	158,286
Other	62,125	17,765	79,890	28,571	42,476	71,047

Total	$426,028	$191,776	$617,804	$457,510	$613,440	$1,070,950

Of our restricted cash at December 31, 2006 and 2005, $348.8 million and $295.6 million, respectively, relates to the assets of the following entities, each an entity with its existence separate from us and our other subsidiaries (in millions).

	2006	2005

PCF	$182.9	$178.1
Gilroy Energy Center, LLC	52.9	57.0
Rocky Mountain Energy Center, LLC	47.4	25.7
Riverside Energy Center, LLC	37.3	29.5
Calpine King City Cogen, LLC	19.0	4.8
Metcalf Energy Center, LLC	6.9	—
PCF III	2.3	0.5
Calpine DP, LLC	0.1	—

Total	$348.8	$295.6

Accounts Receivable and Accounts Payable

Accounts receivable and payable represent amounts due from customers and owed to vendors. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances, and do not bear interest. We use our best estimate to determine the required allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting our customer base, significant one-time events and historical write-off experience. Specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations. We review the adequacy of our reserves and allowances quarterly.

The accounts receivable and payable balances also include settled but unpaid amounts relating to hedging, balancing, optimization and trading activities of CES. Some of these receivables and payables with individual counterparties are subject to master netting agreements whereby we legally have a right of setoff and we settle the balances net. However, for balance sheet presentation purposes and to be consistent with the way we present the majority of amounts related to hedging, balancing and optimization activities on our Consolidated Statements of Operations, we present our receivables and payables on a gross basis. CES receivable balances (which comprise the majority of the accounts receivable balance at December 31, 2006) greater than 30 days past due are individually

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviewed for collectibility, and if deemed uncollectible, are charged off against the allowance accounts or reversed out of revenue after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off balance sheet credit exposure related to our customers.

Counterparty Credit Risk

Our customer and supplier base is concentrated within the energy industry where we have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties. Currently, certain of our marketing counterparties within the energy industry have below investment grade credit ratings. Our risk control group manages counterparty credit risk and monitors our net exposure with each counterparty on a daily basis. The analysis is performed on a mark-to-market basis using the forward curves analyzed by our risk controls group. The net exposure is compared against a counterparty credit risk threshold which is determined based on each counterparty’s credit rating and evaluation of the financial statements. We utilize these thresholds to determine the need for additional collateral or restriction of activity with the counterparty. We do not currently have any significant exposure to counterparties that are not paying on a current basis.

Inventories

Inventories primarily consist of spare parts, stored gas and oil, and materials and supplies. Inventories are generally stated at the lower of cost or market value.

Margin Deposits

As of December 31, 2006 and 2005, we had margin deposits with third parties of $213.6 million and $287.5 million, respectively, to support commodity transactions. Counterparties had deposited with us $0.1 million and $27.0 million as margin deposits at December 31, 2006 and 2005, respectively.

Property, Plant and Equipment, Net

Property, plant, and equipment items are recorded at cost. We capitalize costs incurred in connection with the construction of power plants, the development of geothermal properties and the refurbishment of major turbine generator equipment. We expense annual planned maintenance. Depreciation, other than for geothermal properties, is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, using an estimated salvage value which approximates 10%. Peaking facilities are generally depreciated over 40 years, using an estimated salvage value of 10%. Certain capital improvements associated with leased facilities may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Geothermal costs are amortized by the units of production method based on the estimated total productive output over the estimated useful lives of the related steam fields. Generally, upon retirement or sale of property, plant, and equipment (other than geothermal), the costs of such assets and the related accumulated depreciation are removed from our Consolidated Balance Sheets and a gain or loss is recorded as a cost of revenue or other income item. However, under the units of production method for our geothermal properties, replacement equipment is expensed when incurred and, upon retirement or sale of an entire facility, its asset base and the related accumulated depreciation are removed from our Consolidated Balance Sheets. At times, geothermal equipment that is replaced over the normal course of business may be sold at market scrap value and proceeds recorded in other income on our Consolidated Statements of Operations.

We hold ERCs that generally must be acquired during the permitting process for power plants in construction. ERCs are related to reductions in environmental emissions that result from some action like increasing energy efficiency, and are measured and registered in a way so that they can be bought, sold and traded. ERCs related to operating plants and plants deemed likely to be constructed are reported in property, plant and equipment. Any

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ERCs that are available for sale are reported in other assets on our Consolidated Balance Sheets. As of December 31, 2006 and 2005, the total of such ERCs in other assets was $16.8 million and $20.1 million, respectively.

Asset Retirement Obligation

We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2006 and 2005, our asset retirement obligation liabilities were $40.5 million and $32.8 million, respectively, primarily relating to the land leases upon which our power generation facilities are built and their requirement that the property meet specific conditions upon its return.

Revenue Recognition

We recognize revenue primarily from the sale of electric power and thermal energy, a by-product of our electric generation business. In addition, prior to the sale of our remaining oil and gas assets in July 2005 (see Note 7 for further information), we acquired and produced natural gas for our own consumption and sold oil produced to third parties. Where applicable, revenues are recognized ratably over the terms of the related contracts.

To protect and enhance the profit potential of our electric generation plants, we enter into electric and gas hedging, balancing and optimization activities, subject to market conditions, and we have also, from time to time, entered into contracts considered energy trading contracts. We execute these transactions primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to our physical forward contracts, we generally act as a principal, take title to the commodities, and assume the risks and rewards of ownership. Therefore, when we do not hold these contracts for trading purposes, we record settlement of the majority of our non-trading physical forward contracts on a gross basis.

Further details of our revenue recognition policy are provided below.

Accounting for Commodity Contracts

Commodity contracts are evaluated to determine whether the contract should be accounted for as a lease, a derivative or an executory contract, and additionally, whether the financial statement presentation should be gross or net.

Leases — Contracts accounted for as operating leases with minimum lease rentals which vary over time must be levelized. We currently levelize these contract revenues on a straight-line basis over the term of the contract. These revenues are included in electricity and steam revenue on our Consolidated Statements of Operations.

The total contractual future minimum lease receipts for these contracts are as follows (in thousands):

2007	$145,819
2008	148,199
2009	150,644
2010	153,112
2011	155,641
Thereafter	1,213,577

Total	$1,966,992

Derivative Instruments — Contracts accounted for as derivatives are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of contracts accounted for as derivatives are recognized currently in earnings unless specific hedge

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria are met, which requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

We report the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. Changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset, liability, or unrecognized firm commitment is recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings.

With respect to cash flow hedges, if the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings. In the case of fair value hedges, if the underlying asset, liability or firm commitment being hedged is disposed of or otherwise terminated, the gain or loss associated with the underlying hedged item is recognized currently in earnings. If the hedging instrument is terminated prior to the occurrence of the hedged forecasted transaction for cash flow hedges, or prior to the settlement of the hedged asset, liability or firm commitment for fair value hedges, the gain or loss associated with the hedge instrument remains deferred.

Where we have derivatives designated as cash flow or fair value hedges we present the cash flows from these derivatives in the same category as the item being hedged on our Statement of Cash Flows. All cash flows from other derivatives are presented in investing activities on our Statement of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

Mark-to-market activities, net includes realized settlements of and unrealized mark-to-market gains and losses on power, gas and interest rate derivative instruments not designated as cash flow hedges, including those held for trading purposes. Gains and losses due to ineffectiveness on hedging instruments are also included in unrealized mark-to-market gains and losses. Trading activity is presented on a net basis on our Consolidated Financial Statements.

Executory Contracts — Where commodity contracts do not qualify as leases or for derivative accounting treatment, the contracts are classified as executory contracts. We apply traditional accrual accounting to these contracts unless the revenue must be levelized as a result of its pricing terms in accordance with accounting standards. We currently levelize revenues over the term of the agreement for one executory contract.

Financial Statement Presentation — Transactions with either of the following characteristics are presented net on our Consolidated Financial Statements: (1) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (2) physical power purchase and sale transactions where our power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or “book out” the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where we have

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal but offsetting physical purchase and delivery commitments. We netted the following amounts on our Consolidated Statements of Operations (in thousands):

	Years Ended December 31,
	2006	2005	2004

Sales of purchased power for hedging and optimization	$339,084	$1,129,773	$1,676,003
Purchased power expense for hedging and optimization	$339,084	$1,129,773	$1,676,003

We present our derivative assets and liabilities on a net basis on our Consolidated Balance Sheets where our derivative instruments are subject to a netting agreement or otherwise have a legal right of setoff. We have chosen this method of presentation because it is consistent with the way related mark-to-market gains and losses on derivatives are recorded on our Consolidated Statements of Operations and within OCI.

Electricity and Steam Revenue

Electricity and steam revenue is composed of fixed capacity payments, which are not related to production, variable energy payments, which are related to production, and thermal and other revenue. Capacity revenues include, besides traditional capacity payments, other revenues such as RMR Contracts and ancillary service revenues. Thermal and other revenue consists primarily of host steam sales.

Other Revenue

Other revenue includes transmission sales revenue, O&M contract revenue, revenues from sales of combustion turbine component parts and services, engineering and construction revenue and miscellaneous revenue.

Plant Operating Expense

Plant operating expense primarily includes employee expenses, repairs and maintenance, insurance and property taxes.

Purchased Power and Purchased Gas Expense

The cost of power purchased from third parties for hedging, balancing and optimization activities is recorded as purchased power expense. We record the cost of gas purchased from third parties for the purposes of consumption in our power plants as fuel expense, while gas purchased from third parties for hedging, balancing and optimization activities is recorded as purchased gas expense for hedging and optimization. Certain hedging, balancing and optimization activities are presented net as discussed above under “Financial Statement Presentation.”

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and tax credit and NOL carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We evaluate all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. A valuation

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 9 for further information regarding our income taxes.

The determination and calculation of income tax contingencies involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations. We are currently under IRS examination for fiscal years 1999 through 2002. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of audits will have no material adverse effect on our financial statements.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the average actual shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting the average actual shares outstanding by the dilutive effect of unexercised in-the-money stock options, using the treasury stock method, and assumes that convertible securities were converted into common stock upon issuance, if dilutive.

In accordance with applicable accounting standards, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted EPS. Our share lending agreement does not provide for cash settlement, but rather physical settlement is required (i.e., the shares must be returned by the end of the arrangement). Consequently, the loaned shares of common stock subject to the share lending agreement are excluded from our EPS calculation. See Note 12 for a discussion of the share lending agreement.

Significant Customer

In each of 2006, 2005, and 2004, we had one significant customer that accounted for more than 10% of our annual consolidated revenues: CDWR. For the years ended December 31, 2006, 2005, and 2004, CDWR revenues were $1,129.8 million, $1,225.5 million and $1,148.0 million, respectively. Our receivables from CDWR at December 31, 2006, 2005, and 2004, were $94.8 million, $102.4 million and $98.5 million, respectively.

We are currently seeking to reject one of our contracts with CDWR, and have had no decision, to date, from the U.S. Bankruptcy Court concerning the matter. See Notes 3 and 15 for further discussion of our actions taken to reject this contract.

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

SFAS No. 123-R also requires the cash flows resulting from the tax benefits that occur from estimated tax deductions in excess of the compensation cost recognized be presented as financing cash flows in the statement of cash flows. Prior to adopting this statement, we presented tax benefits from allowable deductions as operating cash flows in our Consolidated Statement of Cash Flows.

As we previously adopted the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” on January 1, 2003,

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the adoption of SFAS No. 123-R did not have a material impact on our results of operations, cash flows or financial position. Upon adoption as of January 1, 2006, we recorded a cumulative effect of a change in accounting principle that increased income by $0.5 million, net of tax. See Note 10 for further information.

FASB Interpretation No. 48

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded as a change to our opening accumulated deficit in the first quarter of 2007. While our evaluation of the impact of adopting FIN 48 is not complete, our analysis to date indicates that there will not be a material impact on our Consolidated Financial Statements.

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

SAB No. 108

In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 establishes a “dual approach” for quantifying the effects of financial statement errors which requires the quantification of the effect of financial statement errors on each financial statement, as well as related disclosures. SAB No. 108 permits public companies to initially adopt its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded in the opening balance of retained earnings. Public companies must begin to apply the provisions of SAB No. 108 no later than their annual financial statements for their first fiscal year ending after November 15, 2006. The application of the provisions of SAB No. 108 did not have a material impact on our results of operations, cash flows or financial position.

3.	Chapter 11 Cases and Related Disclosures

Summary of Proceedings

Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S. have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. Similarly, since the Petition Date, 12 of Calpine’s Canadian subsidiaries have filed for creditor protection under the CCAA in the Canadian Court. Certain other subsidiaries could file under Chapter 11 in the U.S. or for creditor protection under the CCAA in Canada in the future. The Chapter 11 cases are being jointly administered for procedural purposes only by the U.S. Bankruptcy Court under the case captioned In re Calpine Corporation et al., Case No. 05-60200 (BRL). With respect to the U.S. Chapter 11 cases, the Office of the U.S. Trustee has appointed two

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

official committees: a committee of unsecured creditors for Calpine Corporation and a committee of equity security holders of Calpine Corporation. An ad hoc committee of second lien creditors has also been formed.

Our Chapter 11 and CCAA filings were preceded by the convergence of a number of factors in late 2005. Among other things, we were experiencing a tight liquidity situation due in part to our obligations to service our debt and certain of our preferred equity securities, which also imposed restrictions on our ability to raise capital through financings, asset sales or otherwise. At the same time, market spark spreads were being adversely impacted by excess capacity in certain of our energy markets, which depressed prices for energy, while prices for natural gas reached historic highs. Higher gas prices also increased our collateral support obligations to counterparties. Also, we were unsuccessful in a litigation we brought in Delaware Chancery Court against the collateral agent and trustees representing our First and Second Priority Notes regarding our use of certain sale proceeds of the sale of our oil and natural gas reserves, which resulted in our being ordered to make a cash payment to an escrow fund of more than $300 million that had been used to purchase natural gas in storage. See Note 15 for more information concerning the Delaware Chancery Court litigation and Note 7 for more information regarding the sale of our oil and natural gas reserves.

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

Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptance of a plan or plans of reorganization for a limited period of time. On December 6, 2006, the U.S. Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a reorganization plan or plans from December 31, 2006 to June 20, 2007, and granted us the exclusive right until August 20, 2007, to solicit acceptance thereof in each case allowing for the maximum period of time provided by the Bankruptcy Code. The U.S. Bankruptcy Court has the power to terminate these periods prior to June 20, 2007, and August 20, 2007, respectively, and we can make no assurance that the U.S. Bankruptcy Court will not do so.

As a result of our Chapter 11 filings and the other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our existing DIP Facility and Replacement DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving our $2.0 billion DIP Facility. See Note 8 for further discussion. In addition, the U.S. Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed our business activities to continue to function. As part of our “first day” and subsequent motions, we have obtained U.S. Bankruptcy Court approval to continue to pay critical vendors, meet our pre-petition and post-petition payroll obligations, maintain our cash management systems, collateralize certain of our gas supply contracts, enter into and collateralize trading contracts, pay our taxes, continue to provide employee benefits, maintain our insurance programs and implement an employee severance program, which has allowed us to continue to operate the existing business in the ordinary

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

course. In addition, the U.S. Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow us to restrict trading in our common stock (and related securities) and claims against the U.S. Debtors. Such restrictions could negatively impact our accumulated NOLs and other tax attributes and holders of our common stock may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and receive no payment or other consideration in return.

On March 5, 2007, the U.S. Bankruptcy Court issued an opinion approving our motion to obtain a $5.0 billion Replacement DIP Facility, which, if successfully completed, will refinance the existing $2.0 billion DIP Facility as well as the approximately $2.5 billion of outstanding CalGen Secured Debt. The Replacement DIP Facility may be increased to $7.0 billion under certain circumstances, and may be converted to our exit financing once we have a confirmed plan or plans of reorganization. We expect the Replacement DIP Facility to close in late March 2007.

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a U.S. Debtor may file proofs of claim against that U.S. Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to the ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time. We had until July 18, 2006, to assume unexpired non-residential real property leases. Absent the consent of the applicable counterparty, such leases not assumed by that date are deemed rejected (except for U.S. Debtors filing after the Petition Date, which have a commensurately longer period of time). Without an extension of time to assume, leases between U.S. Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.

On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. See Note 15 for further discussion of this litigation. We cannot determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and three of the PPAs are the subject of negotiated settlements. We continue to perform under the PPAs that remain in effect, subject to any modifications agreed to by the parties and we exercised our option under one such PPA to terminate the PPA in April 2008 prior to the remaining five years of its original term.

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

In addition, we are required to obtain U.S. Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to U.S. Bankruptcy Court approved auction procedures. See Note 7 for a discussion of our asset sales completed during 2006. We also identified for potential sale 15 turbines, comprising 14 combustion turbines and one steam turbine. We have sold 10 of such combustion turbines and one partial combustion turbine unit, as well as additional miscellaneous other assets for total gross proceeds of approximately $113.9 million.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Debtors Condensed Combined Financial Statements

Condensed combined financial statements of the U.S. Debtors are set forth below.

Condensed Combined Balance Sheet
As of December 31, 2006 and 2005

	U.S. Debtors
	2006	2005
	(In billions)

Assets:
Current assets	$4.8	$5.5
Restricted cash, net of current portion	—	0.5
Investments	2.1	2.3
Property, plant and equipment, net	7.6	7.2
Other assets	1.3	1.6

Total assets	$15.8	$17.1

Liabilities not subject to compromise:
Current liabilities	$5.3	$4.9
Long-term debt	0.4	0.2
Long-term derivative liabilities	0.4	0.7
Other liabilities	0.4	0.2
Liabilities subject to compromise	16.5	16.7
Stockholders’ deficit	(7.2)	(5.6)

Total liabilities and stockholders’ deficit	$15.8	$17.1

Condensed Combined Statements of Operations
For the Years Ended December 31, 2006 and 2005

	U.S. Debtors
	2006	2005
	(In billions)

Total revenue	$6.2	$11.6
Total cost of revenue	6.0	14.3
Operating expenses	0.2	2.2

Loss from operations	—	(4.9)
Interest expense	0.8	1.0
Other (income) expense, net	—	(0.1)
Reorganization items, net	0.9	5.0
Provision (benefit) for income taxes	0.1	(0.8)

Loss from continuing operations before discontinued operations	(1.8)	(10.0)
Income from discontinued operations, net of tax	—	0.1

Net loss	$(1.8)	$(9.9)

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	U.S. Debtors
	2006	2005
	(In millions)

Net cash provided by (used in):
Operating activities	$(183.2)	$(1,520.3)
Investing activities	291.4	2,113.1
Financing activities	265.2	(630.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)

Net (decrease) increase in cash and cash equivalents	373.4	(38.0)
Cash and cash equivalents, beginning of year	443.9	481.9
Effect on cash of new debtor filings	65.6	—

Cash and cash equivalents, end of year	$882.9	$443.9

Net cash paid for reorganization items included in operating activities	$120.3	$13.8

Net cash received from reorganization items included in investing activities	$(102.9)	$—

Net cash paid for reorganization items included in financing activities	$39.0	$—

Basis of Presentation — The U.S. Debtors’ Condensed Combined Financial Statements exclude the financial statements of the Non-U.S. Debtor parties. Transactions and balances of receivables and payables between U.S. Debtors are eliminated in consolidation. However, the U.S. Debtors’ Condensed Combined Balance Sheet includes receivables from and payables to related Non-U.S. Debtor parties. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.

Interest Expense — Interest expense related to pre-petition LSTC has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by the Cash Collateral Order or is expected to be an allowed claim. Contractual interest (at non-default rates) to unrelated parties on LSTC not reflected on our Consolidated Financial Statements for the year ended December 31, 2006 was approximately $273.0 million and for the period from the Petition Date through December 31, 2005 was $17.9 million. Pursuant to the Cash Collateral Order, we made periodic cash interest payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006 but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic interest payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. The holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further interest to be paid.

Reorganization Items — Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and net gains on the sale of assets related to our restructuring activities. The table below lists the significant items within this category for the years ended December 31, 2006 and 2005 (in millions).

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Provision for expected allowed claims	$844.8	$3,930.9
Professional fees	153.3	36.4
Net (gain) on asset sales	(105.9)	—
DIP Facility financing costs	39.0	—
Interest (income) on accumulated cash	(24.9)	—
Impairment of investment in Canadian subsidiaries	—	879.1
Write-off of deferred financing costs and debt discounts	—	148.1
Other	65.7	32.0

Total reorganization items	$972.0	$5,026.5

Provision for expected allowed claims — Represents our estimate of the expected allowed claims related primarily to guarantees of debt and other obligations and the rejection or repudiation of leases and natural gas transportation and power transmission contracts.

Impairment of investment in Canadian subsidiaries — As a result of the deconsolidation of our Canadian and other foreign subsidiaries, we evaluated our investment balances and intercompany notes receivable from these entities for impairment. We determined that our entire investment in these entities had experienced other-than-temporary decline in value and was impaired. We also concluded that all intercompany notes receivable balances from these entities were uncollectible, as the notes were unsecured. Consequently, we fully impaired these investment and receivable assets during the year ended December 31, 2005.

Write-off of deferred financing costs and debt discounts — Deferred financing costs and debt discounts relate to our unsecured or potentially under secured pre-petition debt, which were reclassified to LSTC following our Chapter 11 filings.

Other — Other reorganization items consist primarily of adjustments for foreign exchange rate changes on LSTC denominated in a foreign currency and governed by foreign law and employee severance costs during the year ended December 31, 2006. During 2005, these charges primarily consisted of non-cash charges related to certain interest rate swaps that no longer met the hedge criteria as a result of our payment default or expected payment default on the underlying debt instruments due to our Chapter 11 filings.

Chapter 11 Claims Assessment

The U.S. Bankruptcy Court established August 1, 2006, as the bar date for filing proofs of claim against the U.S. Debtors’ estates, other than claims against Calpine Geysers Company, L.P., one of the U.S. Debtors, as to which the bar date was October 31, 2006. Under certain limited circumstances, some creditors will be permitted to file claims after the applicable bar dates. Accordingly, it is possible that not all potential claims were filed as of the filing of this Report. The differences between amounts recorded by the U.S. Debtors and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11.

Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Consolidated Financial Statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities Subject to Compromise

The amounts of LSTC at December 31, 2006, and December 31, 2005, consisted of the following (in millions):

	2006	2005

Provision for expected allowed claims	$5,921.3	$5,266.0
Second Priority Debt	3,671.9	3,671.9
Unsecured senior notes	1,880.0	1,880.0
Convertible notes	1,823.5	1,823.5
Notes payable and other liabilities — related party	1,077.2	1,078.0
Accounts payable and accrued liabilities	383.4	724.2
Project financing	—	166.5

Total liabilities subject to compromise(1)	$14,757.3	$14,610.1

(1)	As a result of our Chapter 11 filings and the uncertainty related to the ultimate resolution of the claims, we cannot reasonably estimate the fair value of LSTC as of the balance sheet dates.

Provision for expected allowed claims — At December 31, 2005, a significant portion of the provision for expected allowed claims represented our estimate of the expected allowed claims for U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian entities, and intercompany notes receivable balances from these entities which we determined were uncollectible. Some of the guarantee exposures are redundant; however, we determined the duplicative guarantees were probable of being allowed into the claim pool by the U.S. Bankruptcy Court, although we reserve all of our rights with respect to defending against such duplicative claims.

During the year ended December 31, 2006, we recorded additional expected allowed claims related primarily to our rejection of the Rumford and Tiverton power plant leases and the repudiation by CES-Canada, a Canadian Debtor, of its tolling agreement with Calgary Energy Centre. Calpine Corporation had guaranteed CES-Canada’s performance under the tolling agreement.

During the year ended December 31, 2006, the U.S. Debtors determined that certain gas transportation and power transmission contracts no longer provide any benefit to the U.S. Debtors or their estates. In certain instances, the U.S. Debtors have given notice to counterparties to these contracts that the U.S. Debtors will no longer accept or pay for service under such contracts. We believe that any claims resulting from the repudiation, rejection, or termination of these contracts will be treated as pre-petition general unsecured claims. Accordingly, we recorded non-cash charges in the aggregate of $445.4 million for the year ended December 31, 2006, as our current estimate of the expected allowed claims related primarily to these contracts.

Second Priority Debt — We have not made, and currently do not propose to make, an affirmative determination whether our Second Priority Debt is fully secured or under secured. We do, however, believe that there is uncertainty about whether the market value of the assets collateralizing the obligations owing in respect of the Second Priority Debt is less than, equals or exceeds the amount of these obligations. Therefore, in accordance with the applicable accounting standards, we have classified the Second Priority Debt as LSTC.

Notes payable and other liabilities — related party — Prior to our deconsolidation of the majority of our Canadian and other foreign subsidiaries on the Petition Date, these liabilities were eliminated in consolidation. However, as a result of the deconsolidation, these liabilities are no longer eliminated in consolidation and are now reported as LSTC.

Accounts payable and accrued liabilities — The decrease is due primarily to settling by netting accounts receivables against pre-petition payables with certain CES counterparties, where netting agreements were in place.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project financing — Due to the sale of the Aries Power Plant on January 16, 2007, the related outstanding indebtedness was included in debt, current portion on our Consolidated Balance Sheet at December 31, 2006. See Note 7 for further discussion of this asset sale.

4.	Property, Plant and Equipment, Net, and Capitalized Interest

As of December 31, 2006 and 2005, the components of property, plant and equipment, are as follows (in thousands):

	2006	2005

Buildings, machinery, and equipment	$13,993,057	$14,023,358
Geothermal properties	933,897	480,149
Other	272,259	284,897

	15,199,213	14,788,404
Less: Accumulated depreciation	(2,252,617)	(1,872,989)

	12,946,596	12,915,415
Land	84,749	92,595
Construction in progress	571,857	1,111,205

Property, plant and equipment, net	$13,603,202	$14,119,215

Total depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $484.2 million, $526.0 million, and $465.2 million, respectively.

We have various debt instruments that are collateralized by certain of our property, plant and equipment. See Note 8 for a detailed discussion of such instruments.

Buildings, Machinery and Equipment

This component primarily includes electric power plants and related equipment. Included in buildings, machinery and equipment are assets under capital leases. See Note 8 for further information regarding these assets under capital leases.

Geothermal Properties

Our subsidiary GPC acquired the Geysers Assets on February 3, 2006. Previously, GPC leased the plants from Geysers Statutory Trust (which is not an affiliate of ours) pursuant to a leveraged operating lease. The purchase price was approximately $157.6 million, plus certain costs and expenses (including an $8.0 million option payment). Immediately following the acquisition, we redeemed certain notes issued by Geysers Statutory Trust in connection with the leveraged lease structure at a cost of approximately $109.3 million. As a result of the acquisition, prepaid lease expense, net of deferred items, of $172.6 million was reclassified to property, plant and equipment, net on our Consolidated Balance Sheets.

Other

This component primarily includes oil and gas pipeline assets, software and ERCs. The gross ERC balance recorded in property, plant and equipment and included in “Other” above was $68.4 million and $69.6 million as of December 31, 2006 and 2005, respectively. Of these total balances, $30.2 million and $30.8 million related to plants in operation as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005, and 2004, depreciation expense related to ERCs was $0.8 million, $0.7 million, and $0.5 million, respectively.

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

In January 2006, the Freeport Energy Center in Freeport, Texas began producing steam through the use of auxiliary boilers. In March 2006, Phase II of the Fox Energy Center in Kaukauna, Wisconsin began commercial operation. Fox Energy Center was subsequently sold in October 2006. See Note 7 for further information regarding this sale. In July 2006, Mankato Power Plant in Mankato, Minnesota began commercial operations. Accordingly, the CIP costs were transferred to the applicable property category, primarily buildings, machinery and equipment.

CIP, development costs in process, and unassigned equipment consisted of the following at December 31, 2006 (in thousands):

			Equipment	Project
			Included in	Development	Unassigned
	# of Projects	CIP	CIP	Costs	Equipment

Projects in active construction(1)	2	$230,173	$93,994	$—	$—
Projects in suspended construction(2)	3	263,373	167,447	—	—
Projects in early-stage active development	1	66,726	65,000	11,963	—
Projects in suspended development(2)	5	—	—	15,520	—
Other capital projects	—	11,585	—	—	—
Unassigned equipment	—	—	—	—	49,727

Total construction and development costs		$571,857	$326,441	$27,483	$49,727

(1)	There were a total of two consolidated projects in active construction at December 31, 2006. Additionally, we had one project in active construction that is recorded in investments and not included in the table above.

(2)	We have ceased capitalization of construction, development and interest costs on certain projects which have been suspended or delayed. During the year ended December 31, 2005, we recorded impairment charges related to these suspended projects. See Note 2 for further discussion of these impairment charges.

Capitalized Interest

For the years ended December 31, 2006, 2005, and 2004, the total amount of interest capitalized was $26.0 million, $196.1 million, and $376.1 million. The decrease in the amount of interest capitalized during the years ended December 31, 2006 and 2005, reflects the completion of construction for several power plants, the suspension of certain of our development and construction projects, and a reduction in our development and construction program in general.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

	Ownership
	Interest as of	Investment Balance at
	December 31,	December 31,
	2006	2006	2005
		(In thousands)

Greenfield Energy Centre	50%	$129,289	$40,698
Valladolid III Energy Center	—	—	42,900
Other	—	22	22

Total investments in power projects		$129,311	$83,620

Greenfield LP is the owner of a 1,005-MW combined cycle generation facility under construction in Ontario, Canada. In April 2005, Greenfield LP entered into a 20-year PPA with OPA. In November 2005, we contributed three combustion turbines and one steam turbine generator with a book value of approximately $154.1 million in exchange for a 50% interest in Greenfield LP. Mitsui contributed monetary assets to the joint venture project for the other 50% equity interest. We recorded the value of our initial investment at its implied value, resulting in a $93.1 million non-cash charge recorded to equipment, development project and other impairments during the year ended December 31, 2005. In 2006, we contributed $59.0 million in cash and three combustion generators with a book value of $27.9 million associated with the combustion gas turbines contributed in 2005. Our investment in Greenfield LP is accounted for under the equity method, and our maximum potential exposure to loss at December 31, 2006, is limited to the book value of our investment.

On April 18, 2006, we completed the sale of our 45% indirect equity interest in the 525-MW Valladolid project to the two remaining partners, Mitsui and Chubu, for $42.9 million, less a 10% holdback and transaction fees. Under the terms of the purchase and sale agreement, we received cash proceeds of $38.6 million at closing. The 10% holdback, plus interest, will be returned to us in one year’s time. We eliminated $87.8 million of non-recourse unconsolidated project debt, representing our 45% share of the total project debt of approximately $195.0 million. In addition, funds held in escrow for credit support of $9.4 million were released to us. We recorded to equipment, development project and other impairments $41.3 million of non-cash impairment charges for our investment in the project during the year ended December 31, 2005; accordingly, no material gain or loss was recognized on this sale.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details our income and distributions from investments in unconsolidated power projects (in thousands):

	Income (Loss) from Unconsolidated Investments in Power Projects			Distributions
	Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Valladolid III Energy Center	$—	$(213)	$76	$—	$—	$—
Androscoggin Energy Center(1)	—	—	(23,566)	—	—	—
Whitby Cogeneration(2)	—	2,234	1,433	—	4,533	1,499
Grays Ferry Power Plant	—	(739)	(2,761)	—	—	—
Acadia Energy Center(3)	—	10,872	14,142	—	20,231	21,394
Aries Power Plant(4)	—	—	(4,264)	—	—	—
Calpine Natural Gas Trust(5)	—	—	—	—	—	6,127
Other	—	(35)	12	—	198	849

Total	$—	$12,119	$(14,928)	$—	$24,962	$29,869

Interest income on loans to power projects(6)	$—	$—	$840
Total	$—	$12,119	$(14,088)

(1)	As a result of AELLC’s Chapter 11 filing in November 2004, we determined that we had lost significant influence and control of the project and adopted the cost method of accounting.

(2)	As a result of the CCAA filings and resultant deconsolidation of our Canadian and other foreign subsidiaries, we adopted the cost method of accounting and fully impaired our investment as of the Petition Date.

(3)	Due to a restructuring of the CES tolling arrangement with Acadia PP in the latter half of 2005, we determined that we were the primary beneficiary and, accordingly, consolidated Acadia PP.

(4)	On March 26, 2004, we acquired the remaining 50% interest in the Aries Power Plant. See Note 7 for further information regarding the sale of this asset on January 16, 2007.

(5)	On September 2, 2004, we completed the sale of our equity investment in CNGT. See Note 7 for further information regarding this sale.

(6)	At December 31, 2005 and 2004, loans to power projects represented an outstanding loan to our 32.3% owned investment, AELLC, in the amount of $4.0 million after impairment charges and reserves. During the year ended December 31, 2006, we received a distribution from the AELLC bankruptcy estate in excess of the remaining carrying value of the loan.

The debt on the books of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. As of December 31, 2006, our equity method investee did not carry any debt. As of December 31, 2005, equity method investee debt was approximately $164.3 million and, based on our pro rata share of each of the investments, our share of such debt would be approximately $73.9 million. All such debt was non-recourse to us.

Related-Party Transactions with Unconsolidated Investments

We and certain of our equity and cost method affiliates have entered into various service agreements with respect to power projects. Following is a general description of each of the various agreements:

Power Marketing Agreement — CES enters into standard industry contracts with CES-Canada to buy and sell power.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gas Supply Agreement — CES also enters into trading agreements with CES-Canada to buy and sell gas under the terms of the North American Energy Standards Board.

The power and gas supply contracts with CES are accounted for as either purchase and sale arrangements or as tolling arrangements. In a purchase and sale arrangement, title and risk of loss associated with the purchase of gas is transferred from CES to the project at the gas delivery point. In a tolling arrangement, title to fuel provided to the project does not transfer, and CES pays the project a capacity and variable fee based on the specific terms of the power marketing and/or gas supply agreement. CES maintains two tolling agreements with Acadia PP. The two tolling agreements are included in the amounts below through the fourth quarter of 2005 at which time we began consolidating Acadia PP. In addition to the power marketing agreements and gas supply agreements, CES enters into standard industry financial instruments with CES-Canada. The related party balances as of December 31, 2006 and 2005, reflected on our Consolidated Balance Sheets, and the related party transactions for the years ended December 31, 2006, 2005, and 2004, reflected on our Consolidated Statements of Operations, are summarized as follows (in thousands):

	December 31,
	2006	2005

Accounts receivable	$18,548	$5,073
Note receivable	—	4,037
Other receivables	—	641
Accounts payable	—	352
Other current liabilities	—	24,645
Liabilities subject to compromise	4,934,302	6,193,798

	Years Ended December 31,
	2006	2005	2004

Revenue	$27,346	$4,814	$1,241
Cost of revenue	191,754	79,248	115,008
Interest expense	—	58	—
Interest income	—	—	840
Gain on sale of assets	—	—	6,240
Reorganization items	221,241	4,654,202	—

6.	Other Assets

As of December 31, 2006 and 2005, the components of other assets were (in thousands):

	2006	2005

Prepaid lease, net of current portion	$219,850	$515,828
Notes receivable, net of current portion	144,674	165,124
Deferred financing costs	137,693	210,809
Other	643,166	694,498

Other Assets	1,145,383	1,586,259

Prepaid Lease, Net of Current Portion

The decrease in prepaid lease, net of current portion, between 2005 and 2006 is a result of acquiring the Geysers Assets and rejecting certain of our leases related to the Rumford and Tiverton power plants. As a result of

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Geysers Assets acquisition, prepaid lease expense, net of deferred items, of $172.6 million was reclassified to property, plant and equipment, net on our Consolidated Balance Sheet. See Note 4 for more information on this acquisition. As a result of rejection of the Rumford and Tiverton power plant leases, we wrote off $135.7 million of prepaid lease expense. See Note 3 for more information on the rejection of these leases.

Notes Receivable, Net of Current Portion

Included in notes receivable, net of current portion, is $139.7 million of secured financing for notes that we sold to a group of institutional investors. These notes resulted from the restructuring of a PPA between Gilroy and PG&E and were scheduled to be paid by PG&E during the period from February 2003 to September 2014. On December 4, 2003, we announced that we had sold our right to receive payments from PG&E under the notes for $133.4 million in cash. We recorded the transaction as a secured financing, with a note payable of $133.4 million. The receivable balance and note payable balance are both reduced as PG&E makes payments to the buyers of the Gilroy notes issued by PG&E. The $24.1 million difference between the $157.5 million book value of the Gilroy notes at the transaction date and the $133.4 million cash received is recognized as additional interest expense over the repayment term. We will continue to record interest income over the repayment term and interest expense will be accreted on the amortizing note payable balance. Pursuant to the applicable transaction agreements, each of Gilroy and Gilroy 1, the general partner of Gilroy, has been established as an entity with its existence separate from us and other subsidiaries of ours. We consolidate these entities.

At December 31, 2006 and 2005, we had reserves for notes receivable of $35.6 million and $31.8 million, respectively, and we had reserves for interest and notes receivable with related party Canadian and other foreign subsidiaries of $226.8 million and $228.0 million, respectively.

Deferred Financing Costs

Deferred financing costs relate to certain of our debt instruments, which are considered not subject to compromise. See Note 8 for further discussion of these debt instruments.

7.	Asset Sales

2004

On January 15, 2004, we completed the sale of our 50% undivided interest in the 545-MW Lost Pines 1 Power Project to GenTex Power Corporation, an affiliate of the LCRA. Under the terms of the agreement, we received a cash payment of $148.6 million and recorded a pre-tax gain of $35.3 million. In addition, CES entered into a tolling agreement with LCRA providing CES the option to purchase 250 MW of electricity through December 31, 2004. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

On September 1, 2004, we along with our subsidiary CNGLP, completed the sale of our Rocky Mountain oil and gas assets, which were primarily concentrated in two geographic areas: the Colorado Piceance Basin and the New Mexico San Juan Basin. Together, these assets represented approximately 120 Bcfe of proved gas reserves, producing approximately 16.3 MMcfe per day of gas. Under the terms of the agreement we received net cash payments of approximately $218.7 million, and recorded a pre-tax gain of approximately $103.7 million. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

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

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 2, 2004, we completed the sale of our Canadian oil and gas assets. These Canadian assets represented approximately 221 Bcfe of proved reserves, producing approximately 61 MMcfe per day. Included in this sale was our 25% interest in approximately 80 Bcfe of proved reserves (net of royalties) and 32 MMcfe per day of production owned by the CNGT. Our 25% equity method investment in the CNGT was considered part of the larger disposal group (i.e., assets to be disposed of together as a group in a single transaction to the same buyer), and therefore evaluated and accounted for as discontinued operations. Under the terms of the agreement, we received cash payments of approximately Cdn$808.1 million, or approximately US$626.4 million. We recorded a pre-tax gain of approximately $104.5 million on the sale of these Canadian assets net of $20.1 million in foreign exchange losses recorded in connection with the settlement of forward contracts entered into to preserve the US dollar value of the Canadian proceeds. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

In connection with the sale of our Canadian oil and gas assets, we entered into a seven-year gas purchase agreement beginning on March 31, 2005, and expiring on October 31, 2011, that allows, but does not require, us to purchase gas from the buyer at current market index prices. The agreement is not asset specific and can be settled by any production that the buyer has available.

We believe that all final terms of the post-sale gas purchase agreements described above are on a market value and arm’s length basis. If we elect in the future to exercise a call option over production from the disposed components, we will consider the call obligation to have been met as if the actual production delivered to us under the call was from assets other than those constituting the disposed components.

2005

On July 7, 2005, we completed the sale of substantially all of our remaining oil and gas assets to Rosetta for $1.05 billion, less approximately $60 million of estimated transaction fees and expenses. We recorded a pre-tax gain of approximately $340.1 million, which is reflected in discontinued operations in the year ended December 31, 2005. Approximately $75 million of the purchase price is being withheld pending the transfer of certain properties with a book value as of December 31, 2005 of approximately $39 million. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

In connection with the sale of the oil and gas assets to Rosetta, we entered into a post-sale gas purchase agreement with Rosetta, expiring on December 31, 2009, for 100% of the production of the Sacramento basin assets, which represent approximately 44% of the reserve assets sold to Rosetta. We will pay the prevailing current market index price for all gas purchased under the agreement. We believe the post-sale gas purchase agreement was negotiated on an arm’s length basis and represents fair value for the production. Therefore, the post-sale gas purchase agreement does not provide us with significant influence over Rosetta’s ability to realize the economic risks and rewards of owning the assets.

On July 28, 2005, we completed the sale of our 1,200-MW Saltend Energy Centre for approximately $862.9 million, $14.5 million of which related to estimated working capital adjustments. We recorded a pre-tax gain in 2005 of approximately $22.2 million, which is reflected in discontinued operations, as a result of the disposal. See Note 15 for a discussion of the litigation brought by certain bondholders concerning the use of proceeds from the sale of Saltend. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

On August 2, 2005, we completed the sale of our interest in the 156-MW Morris Energy Center in Illinois for $84.5 million. We had previously determined that the facility was impaired at June 30, 2005. We recorded an impairment charge of $106.2 million upon our commitment to a plan of divesture of the facility and based on the difference between the estimated sale price and the facility’s book value. This charge was reclassified to discontinued operations once the sale had closed. We also recorded a pre-tax loss on the sale of $0.4 million,

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is reflected in discontinued operations. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

On October 6, 2005, we completed the sale of our 561-MW Ontelaunee Energy Center in Pennsylvania for $212.3 million. We recorded an impairment charge of $137.1 million for the difference between the estimated sale price of the facility (less estimated selling costs) and its book value upon our commitment to a plan of divesture of the facility. This charge is reflected in discontinued operations as of December 31, 2005. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

In connection with the sale of Ontelaunee, we entered into a ten-year LTSA with the buyer, under which we were to provide major maintenance services and parts supply for the significant equipment of the facility, and a five-year O&M agreement under which we were to provide services related to the day-to-day operations and maintenance of the facility. Pricing of the LTSA and O&M service contracts was based on actual cost plus a margin. During 2006, we rejected the LTSA and we assumed and assigned the O&M contract to a third party in our Chapter 11 cases and no longer perform under these contracts. We also entered into a six-month ESA under which CES provided power management, fuel management, risk management, and other services related to the Ontelaunee facility. The ESA could be renewed after six months upon the mutual agreement of the parties but has subsequently expired. Under the terms of the ESA, CES functioned in an agency role and had no delivery or price risk and had no economic risk or reward of ownership in the operations of the Ontelaunee facility. The gross cash flows associated with the LTSA, O&M and ESA agreements were insignificant to us and were considered indirect cash flows under the applicable accounting standards. Also, we had no significant continuing involvement in the financial and economic decision making of the disposed facility.

2006

On September 28, 2006, our indirect wholly owned subsidiary, Calpine European Finance LLC, completed the sale of its entire equity interest in its wholly owned subsidiary TTS to Ansaldo Energia S.p.A for Euro 18.5 million or US$23.5 million (at then-current exchange rates). Both Calpine European Finance LLC and TTS were deconsolidated for accounting purposes as a result of the CCAA filings. The proceeds of the sale have been deposited in an escrow account to be ultimately divided among Calpine, PSM, and CCRC (a Canadian Debtor), based primarily on accounts receivable from TTS and certain other intercompany obligations. Our investment in TTS has been accounted for under the cost method since the Petition Date, but for all periods prior to the Petition Date, the results of operations were included in our continuing operations.

On October 1, 2006, we completed the sale of the Dighton Power Plant, a 170-MW natural gas-fired facility located in Dighton, Massachusetts to BG North America, LLC for $89.8 million after completing an auction process in the U.S. Bankruptcy Court. We recorded a pre-tax gain of approximately $87.3 million. This asset sale did not meet the criteria for discontinued operations due to our continuing involvement in the market in which the Dighton Power Plant operates and therefore, the results of operations for all periods prior to sale are included in our continuing operations.

On October 2, 2006, we completed the sale of a partial ownership interest in Russell City Energy Company, LLC, the owner of the Russell City Energy Center, which is a proposed 600-MW natural gas-fired facility to be built in Hayward, California, to ASC after completing an auction process in the U.S. Bankruptcy Court. As part of the transaction, we received approval from the U.S. Bankruptcy Court to transfer the Russell City project assets, which the parties have agreed are valued at approximately $81 million, to a newly formed entity in which we have a 65% ownership interest and ASC has a 35% ownership interest. In exchange for its 35% ownership interest, ASC has agreed to provide approximately $44 million of capital funding and to post an approximately $37 million letter of credit as required under a PPA with PG&E related to the Russell City project. We have the right to reacquire ASC’s 35% interest during the period beginning on the second anniversary and ending on the fifth anniversary of commercial operations of the facility. Exercise of the buyout right requires 180 days prior written notice to ASC and

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of an amount necessary to yield a stipulated pre-tax internal rate of return to ASC, calculated using assumptions specified in the transaction agreements.

On October 11, 2006, we completed the sale of our leasehold interest in the Fox Energy Center, a 560-MW natural gas-fired facility located in Kaukauna, Wisconsin, for $16.3 million in cash and the extinguishment of financing obligations of $352.3 million, plus accrued interest. We recorded a pre-tax gain of approximately $1.6 million. This asset sale did not meet the criteria for discontinued operations due to our continuing involvement in the market in which the Fox Energy Center operates and therefore, the results of operations for all periods prior to sale are included in our continuing operations.

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC, for $233.6 million plus certain per diem expenses of the Company for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $77.1 million during the first quarter of 2007 related to the sale. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159.1 million principal amount of financing obligations, $7.6 million in accrued interest, $11.4 million in accrued swap liabilities and $14.3 million in debt pre-payment and make whole premium fees to our project lenders. At December 31, 2006, assets of the Aries Power Plant are included in current assets held for sale on our Consolidated Balance Sheet.

On February 21, 2007, we completed the sale of substantially all of the assets of the Goldendale Energy Center, a 247-MW natural gas-fired combined-cycle power plant located in Goldendale, Washington, to Puget Sound Energy LLC for approximately $120 million, plus the assumption by Puget Sound of certain liabilities. We expect to record a pre-tax gain of approximately $30 million during the first quarter of 2007.

On March 7, 2007, the U.S. Bankruptcy Court approved the sale of substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, to Alstom Power Inc. for approximately $242 million, plus the assumption by Alstom Power Inc. of certain liabilities. The transaction is expected to close during the first quarter of 2007, subject to any additional conditions including receipt of any required regulatory approvals.

Assets Held for Sale

While we had entered into an asset sales agreement for substantially all of the assets of the Goldendale Energy Center subject to a U.S. Bankruptcy Court approved auction process, we had not received U.S. Bankruptcy Court approval of the final sale at December 31, 2006. Therefore, the assets and liabilities of the Goldendale Energy Center were classified as held and used at December 31, 2006. Our current assets held for sale at December 31, 2006, include the assets of the Aries Power Plant. The carrying amounts of the major classes of assets held for sale are as follows (in thousands):

December 31,
2006

Assets:
Inventories	$226
Property, plant and equipment	153,948

Total current assets held for sale	$154,174

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

None of our asset sales in 2006 met the criteria for treatment as discontinued operations. The table below presents significant components of our income (loss) from discontinued operations for the years ended December 31, 2005 and 2004, respectively (in thousands):

	2005	2004

Total revenue	$394,925	$616,598

Gain on disposal before taxes	$358,431	$243,499
Operating loss from discontinued operations before taxes	(284,939)	(57,417)

Income from discontinued operations before taxes	$73,492	$186,082
Income tax provision	131,746	8,860

(Loss) income from discontinued operations, net of tax	$(58,254)	$177,222

We allocate interest to discontinued operations in accordance with applicable accounting standards. We include interest expense on debt which is required to be repaid as a result of a disposal transaction in discontinued operations. Additionally, other interest expense that cannot be attributed to our other operations is allocated based on the ratio of net assets to be sold less debt that is required to be paid as a result of the disposal transaction to the sum of our total net assets plus our consolidated debt, excluding (i) debt of the discontinued operation that will be assumed by the buyer, (ii) debt that is required to be paid as a result of the disposal transaction and (iii) debt that can be directly attributed to our other operations.

	Years Ended December 31,
Interest Expense Allocation	2005	2004
	(In thousands)

Saltend Energy Centre	$45,080	$14,613
Ontelaunee Energy Center	12,264	13,304
Morris Energy Center and Lost Pines	3,662	7,295
Canadian and Rockies oil and gas assets	—	17,893
Remaining oil and gas assets	10,295	8,518

Total	$71,301	$61,623

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Long-term debt at December 31, 2006 and 2005, was as follows:

	2006	2005
	(In thousands)

DIP Facility	$996,500	$25,000
CalGen financing	2,511,290	2,437,982
Construction/project financing	2,203,489	2,361,025
CCFC financing	782,275	784,513
Preferred interests	583,415	592,896
Notes payable and other borrowings	563,585	746,574
Capital lease obligations	279,907	286,757
First Priority Notes	—	641,652

Total debt (not subject to compromise)	7,920,461	7,876,399
Less: Amounts reclassified to debt, current portion(1)	3,050,650	5,125,302
Less: Current maturities	1,518,184	288,635

Debt (not subject to compromise), net of current portion	$3,351,627	$2,462,462

(1)	Reclassification resulted from the Chapter 11 filings, which constituted events of default or otherwise triggered repayment obligations for the Calpine Debtors and certain Non-Debtor entities. See “— Debt, Lease and Indenture Covenant Compliance” below for further discussion. The decrease in 2006 is due primarily to the repurchase of the First Priority Notes, an amendment to the CCFC indenture and credit agreement providing a permanent waiver of all defaults resulting from the Chapter 11 filings, and the extinguishment of debt in connection with the sale of Fox Energy Center.

Annual Debt Maturities

Contractual annual principal repayments or maturities of debt instruments not subject to compromise, as of December 31, 2006, are as follows (in thousands):

2007	$1,519,512
2008	236,656
2009	1,428,323
2010	1,252,014
2011	2,668,572
Thereafter	860,852

Total debt	7,965,929
(Discount)/Premium	(45,468)

Total	$7,920,461

Debt Extinguishments — During 2006, we repurchased $646.1 million aggregate remaining outstanding principal amount of First Priority Notes. During 2005, we repurchased $917.1 million principal amount of senior notes, $94.3 million principal amount of convertible senior notes and $115.0 million principal amount of HIGH TIDES III. During 2004, we repurchased $743.4 million principal amount of senior notes, $925.0 million principal amount of convertible senior notes and $152.5 million principal amount of HIGH TIDES I and II. In

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with these extinguishments, we recorded a net pre-tax loss of $18.1 million for the year ended December 31, 2006, and net pre-tax gains of $203.3 million and $246.9 million for the years ended December 31, 2005 and 2004, respectively.

DIP Facility

On January 26, 2006, the U.S. Bankruptcy Court entered a final order approving the $2.0 billion DIP Facility consisting of a $1.0 billion revolving credit facility priced at LIBOR plus 225 basis points or base rate plus 125 basis points, a $400 million first priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis points and a $600 million second priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Commitments for letters of credit of $375 million and swingline loans of $10 million can be drawn against the revolving credit facility. The DIP Facility is collateralized by first priority liens on all of the unencumbered assets of the U.S. Debtors, including the Geysers Assets, and junior liens on all of their encumbered assets. The proceeds of borrowings and letters of credit issued under the DIP Facility’s revolving credit facility are permitted to be used, among other things, for working capital and other general corporate purposes. The effective interest rates of the DIP Facility’s revolving credit facility, first priority term loan, and second priority term loan at December 31, 2006, after amortization of deferred financing costs, were 7.2%, 7.5%, and 9.2%, respectively, for the year ended December 31, 2006.

The DIP Facility has been amended several times. On May 3, 2006, the DIP Facility was amended to, among other things, provide us with extensions of time to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006. Also in May 2006, the DIP Facility lenders consented to the use of borrowings under the DIP Facility to repay a portion of the First Priority Notes in accordance with the orders of the U.S. Bankruptcy Court. On September 25, 2006, the DIP Facility was amended to, among other things, increase the portion of the revolving credit facility that may be used for letters of credit to $375 million from $300 million (to allow for $75 million to be issued on behalf of Non-Debtors). On December 20, 2006, the DIP Facility was further amended to, among other things, (i) implement various provisions of the agreed-upon order amending the Cash Collateral Order, including allowing for certain liens in favor of CalGen, (ii) allow adequate protection payments to holders of Second Priority Debt totaling approximately $466 million for 2006 and 2007 and (iii) eliminate the provision that reduces the DIP revolver commitment from $1 billion to $750 million based on certain asset sale mechanics.

On March 5, 2007, the U.S. Bankruptcy Court issued an opinion approving our refinancing motion to obtain a $5.0 billion Replacement DIP Facility to refinance the existing $2.0 billion DIP Facility and repay the approximately $2.5 billion of CalGen Secured Debt. The Replacement DIP Facility consists of a $4.0 billion senior secured term loan, a $1.0 billion senior secured revolving credit facility, with interest rates that shall be based on the ratings of the Replacement DIP Facility on the closing date. The Replacement DIP Facility also has a $2.0 billion incremental term facility, and a rollover option that allows, but does not obligate, us to convert the Replacement DIP Facility into exit financing. In addition, under the Replacement DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure indebtedness in respect of any commodity hedging agreement. The Replacement DIP Facility is expected to close in late March 2007.

To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested in the refinancing motion that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a prepayment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages for U.S. Debtors’ repayment during a period when the loan documents prohibit such repayment. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to damages in the amount of 3.5% of the outstanding principal. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time.

Prior to the U.S. Bankruptcy Court’s ruling, the U.S. Debtors were able to resolve consensually two objections to the refinancing motion: the objection of the Second Lien Committee; and the limited objection of The Bank of Nova Scotia. First, the U.S. Debtors, along with the Creditors’ Committee, the Equity Committee and the lenders for the Replacement DIP Facility, successfully negotiated a stipulation with the Second Lien Committee providing for certain modifications to the Replacement DIP Facility agreement and the Cash Collateral Order. Although the U.S. Bankruptcy Court approved the stipulation on March 1, 2007, the effectiveness of the stipulation remains subject to the closing of the Replacement DIP Facility. Once the stipulation is effective, the objection of the Second Lien Committee will be deemed withdrawn. Second, the U.S. Debtors have agreed to pay to The Bank of Nova Scotia, as administrative agent for the CalGen First Priority Revolving Loans, 50% of the incremental interest that has accrued through the repayment date at the default rate set forth in the applicable credit agreement. The additional interest payable to The Bank of Nova Scotia constitutes an allowed pre-petition secured claim against CalGen. The terms of the parties’ settlement are incorporated into the U.S. Debtors’ proposed refinancing order.

As of December 31, 2006, $82.5 million of letters of credit were issued against the revolving credit facility.

CalGen Financing

The components of the CalGen financing are (dollars in thousands):

	Outstanding at
	December 31,		Effective Interest Rates
	2006	2005	2006	2005

First Priority Secured Floating Rate Notes Due 2009	$235,000	$235,000	9.2%	7.5%
Second Priority Secured Floating Rate Notes Due 2010	634,839	633,239	11.4	9.7
Third Priority Secured Floating Rate Notes Due 2011	680,000	680,000	14.3	12.6
Third Priority Secured Fixed Rate Notes Due 2011	150,000	150,000	11.8	11.8
First Priority Secured Term Loans Due 2009	600,000	600,000	9.2	7.6
Second Priority Secured Term Loans Due 2010	99,193	98,944	11.4	9.8
First Priority Secured Revolving Loans	112,258	40,799	11.4	14.6

Total CalGen financing	$2,511,290	$2,437,982

At December 31, 2006 and 2005, $40.7 million and $158.3 million of letters of credit were issued against the revolving loans.

The CalGen Secured Debt is collateralized through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of 13 of CalGen’s 14 power generating facilities (all of CalGen’s facilities other than its Goldendale facility which was sold in February 2007) and related assets located throughout the U.S. The CalGen Secured Debt holders’ recourse is limited to such collateral, and none of the indebtedness is guaranteed by us.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction/Project Financing

	Outstanding at December 31,		Effective Interest Rates
Projects	2006	2005	2006	2005
	(In thousands)

Pasadena Cogeneration, L.P. due 2048	$275,562	$282,222	8.7%	8.7%
Broad River Energy LLC due 2041	253,094	265,217	8.1	8.1
Bethpage Energy Center 3, LLC due 2020-2025(1)	119,530	123,147	7.0	7.0
Gilroy Energy Center, LLC due 2011	183,766	223,218	6.9	7.4
Blue Spruce Energy Center, LLC due 2018	59,645	96,395	13.1	10.6
Riverside Energy Center, LLC due 2011	351,608	355,293	9.3	9.4
Rocky Mountain Energy Center, LLC due 2011	242,921	245,872	9.0	9.9
Calpine Fox LLC(2)	—	347,828	8.4	8.8
Metcalf Energy Center, LLC due 2010	100,000	100,000	9.1	7.4
Mankato Energy Center, LLC due 2011	215,000	151,230	6.8	6.5
Freeport Energy Center, LP due 2011	236,291	163,603	7.3	5.9
MEP Pleasant Hill, LLC(3)	159,072	—	12.1	12.5
Otay Mesa Energy Center — Ground Lease	7,000	7,000	12.9	12.9

Total	$2,203,489	$2,361,025

(1)	Represents a weighted average of first and second lien loans.

(2)	We sold our interest in the Fox Energy Center during 2006. See Note 7 for further discussion.

(3)	We sold our interest in the Aries Power Plant on January 16, 2007. See Note 7 for further discussion. The related debt was classified as LSTC at December 31, 2005.

Our construction/project financings are collateralized solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facilities. The lenders recourse under these project financings is limited to such collateral. See Note 15 for a discussion of project financings guaranteed by us.

At December 31, 2006 and 2005, $109.2 million and $60.0 million of letters of credit were issued against these project financing facilities.

CCFC Financing

The components of the CCFC financing are (dollars in thousands):

	Outstanding at
	December 31,		Effective Interest Rates
	2006	2005	2006	2005

Second Priority Senior Secured Floating Rate Notes Due 2011	$410,509	$409,539	14.3%	12.4%
First Priority Senior Secured Institutional Term Loans Due 2009	371,766	374,974	11.9	10.2

Total CCFC financing	$782,275	$784,513

The CCFC secured notes and term loans are collateralized through a combination of pledges of the equity interests in and/or assets (other than excluded assets) of CCFC and its subsidiaries, other than CCFC Finance Corp. The CCFC secured noteholders’ and term loan lenders’ recourse is limited to such collateral and none of the CCFC indebtedness is guaranteed by us.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Interests

Our preferred interests meet the criteria of mandatorily redeemable financial instruments and are therefore classified as debt. The components of preferred interests are (dollars in thousands):

	Outstanding at December 31,		Effective Interest Rates
	2006	2005	2006	2005

Preferred interest in Auburndale Power Plant due 2013	$77,356	$78,076	17.1%	16.6%
Preferred interest in Gilroy Energy Center, LLC due 2011(1)	51,059	59,820	15.6	14.6
Preferred interest in Metcalf Energy Center, LLC due 2010	155,000	155,000	17.1	12.2
Preferred interest in CCFC Preferred Holdings, LLC due 2011	300,000	300,000	15.1	14.2

Total preferred interests	$583,415	$592,896

(1)	Pursuant to the applicable transaction agreements, GEC has been established as an entity with its existence separate from us and other subsidiaries of ours. We consolidate this entity. A long-term PPA between CES and the CDWR has been acquired by GEC by means of a series of capital contributions by CES and certain of its affiliates and is an asset of GEC, and the secured notes and preferred interest are liabilities of GEC, separate from the assets and liabilities of Calpine and our other subsidiaries. In addition to the PPA and nine peaker power plants owned directly or indirectly by GEC, GEC’s assets include cash and a 100% equity interest in each of Creed and Goose Haven, each of which is a wholly owned subsidiary of GEC and a guarantor of the 4% Senior Secured Notes Due 2011 issued by GEC. Each of Creed and Goose Haven has been established as an entity with its existence separate from us and other subsidiaries of ours. Creed and Goose Haven each have assets consisting of a peaker power plant and other assets.

Notes Payable and Other Borrowings

The components of notes payable and other borrowings related issued letters of credit are (dollars in thousands):

	Outstanding at December 31,		Effective Interest Rates
	2006	2005	2006	2005

Power Contract Financing III, LLC	$61,622	$56,316	12.0%	12.0%
Power Contract Financing, L.L.C.	384,372	540,269	8.5	8.4
Gilroy note payable(1)	109,007	117,719	—	—
Other	8,584	32,270	—	—

Total notes payable and other borrowings	$563,585	$746,574

(1)	See Note 6 for information regarding the Gilroy note payable.

Power Contract Financing, L.L.C. — PCF’s 6.256% Senior Secured Notes due 2010 are secured by fixed cash flows from a fixed-priced, long-term power sales agreement with CDWR, pursuant to which PCF sells electricity to CDWR, and a fixed-priced, long-term PPA with a third party, pursuant to which PCF purchases from the third party the electricity necessary to fulfill its obligations to CDWR under the power sales agreement. The spread between the price for power under the CDWR power sales agreement and the price for power under the third party PPA provides the cash flow to pay debt service on the Senior Secured Notes and PCF’s other expenses. The Senior Secured Notes are non-recourse to us and our other subsidiaries.

Pursuant to the applicable transaction agreements, PCF has been established as an entity with its existence separate from us and other subsidiaries of ours. The power sales agreement with CDWR and the PPA with the third

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party, which were acquired by PCF from CES, and the Senior Secured Notes are assets and liabilities of PCF, separate from our assets and liabilities and those of other subsidiaries of ours.

At December 31, 2006 and 2005, $32.0 million and $144.9 million of letters of credit were issued against these borrowings.

Capital Lease Obligations

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands):

	King City
	Capital Lease	Other
	with Related	Capital
	Party(2)	Leases	Total

Years ending December 31:
2007	$16,552	$20,459	$37,011
2008	16,199	21,857	38,056
2009	16,592	21,600	38,192
2010	19,526	22,447	41,973
2011	21,179	20,498	41,677
Thereafter	137,145	225,365	362,510

Total minimum lease payments	227,193	332,226	559,419
Less: Amount representing interest(1)	131,297	148,215	279,512

Present value of net minimum lease payments	$95,896	$184,011	$279,907

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the incremental borrowing rate at the time of acquisition.

(2)	Pursuant to the applicable transaction agreements, each of Calpine King City Cogen, LLC, Calpine Securities Company, L.P., a parent of Calpine King City Cogen, LLC and Calpine King City, LLC, an indirect parent company of Calpine Securities Company, L.P., has been established as an entity with its existence separate from us and other subsidiaries of ours.

We assumed and consolidated certain of our capital leases in conjunction with acquisitions. The primary types of property leased by the Company are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The lease terms range up to 28 years. Some of the lease agreements contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project financing agreements. As of December 31, 2006 and 2005, the asset balances for the leased assets totaled $322.8 million and $322.0 million, respectively, with accumulated amortization of $64.8 million and $54.1 million, respectively. Of these balances, as of December 31, 2006 and 2005, $114.9 million of leased assets and $12.1 million and $7.4 million, respectively, of accumulated amortization related to the King City power plant. The King City power plant is owned by an affiliate of CPIF. Our minimum lease payments are not tied to an existing variable index or rate.

Fair Value of Debt

The following table details the fair values and carrying values of our debt instruments (in thousands):

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006		December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value

DIP Facility(1)	$996,500	$996,500	$25,000	$25,000
CalGen financing	2,588,346	2,511,290	2,437,982	2,437,982
Construction/project financing(1)	2,203,489	2,203,489	2,361,025	2,361,025
CCFC financing(1)	782,274	782,274	784,513	784,513
Preferred interests(2)	583,416	583,416	592,896	592,896
Notes payable and other borrowings	588,107	563,585	733,237	746,574
Capital lease obligations(3)	279,907	279,907	286,757	286,757
First Priority Notes(1)	—	—	660,902	641,652

Total	$8,022,039	$7,920,461	$7,882,312	$7,876,399

(1)	Carrying value approximates fair value as these instruments bear variable interest rates which reflect current market conditions.

(2)	We cannot readily determine the potential cost to repurchase these preferred interests.

(3)	The present value of capital leases is calculated using a discount rate representative of existing market conditions, thus carrying value approximates fair value.

Debt, Lease and Indenture Covenant Compliance

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness of the Calpine Debtors outstanding at the Petition Date. As a result of the events of default, the debt outstanding under the affected debt instruments generally became automatically and immediately due and payable. We believe that any efforts to enforce such payment obligations against U.S. Debtors are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends through March 26, 2007. Such events of default generally also constituted breaches of executory contracts and unexpired leases of U.S. Debtors. Actions taken by counterparties or lessors based on such breaches, we believe, are also stayed as a result of the Chapter 11 filings. However, under the Bankruptcy Code, we must cure all pre-petition defaults of executory contracts and unexpired leases that we seek to assume. Once we assume an executory contract or unexpired lease pursuant to an order of the U.S. Bankruptcy Court, such executory contract or unexpired lease becomes a post-petition obligation of the applicable U.S. Debtor, and efforts on the part of counterparties or lessors to enforce the U.S. Debtor’s obligations under such contracts or leases may or may not be stayed as a result of the Chapter 11 filings.

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

Calpine Debtor Entities

Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants which are customary for DIP financings of this nature. As of December 31, 2006, we were in compliance with the DIP Facility covenants.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the events of default caused as a result of our Chapter 11 or CCAA filings, we may not be in compliance with certain other covenants under the indentures or other debt or lease instruments of certain Calpine Debtor entities, the obligations under all of which have been accelerated. In particular:

•	We were required to use the proceeds of certain asset sales and issuances of preferred stock completed in 2005 to make capital expenditures, to acquire permitted assets or capital stock, or to repurchase or repay indebtedness during 2006. However, as a result of the Chapter 11 filings, we have not been, and do not expect to be, able to do so.

•	We sold substantially all of our remaining oil and gas assets on July 7, 2005. The gas component of such sale constituted a sale of “designated assets” under certain of our indentures, which restrict the use of the proceeds of sales of designated assets. In accordance with the indentures, we used $138.9 million of the net proceeds of $902.8 million from the sale to repurchase First Priority Notes from holders pursuant to an offer to purchase. We used approximately $308.2 million, plus accrued interest, of the net proceeds to purchase natural gas assets in storage. The remaining $406.9 million and interest income subsequently earned thereon, remained in a restricted designated asset sale proceeds account pursuant to the indentures governing the First Priority Notes and the Second Priority Notes until it was used to purchase First Priority Notes in May 2006 and is the subject of pending litigation. See Note 15 for further discussion. As a result, we have not refunded the amount to date.

Further, as part of our “first day” filings in the Chapter 11 cases, we assumed certain unexpired leases and executory contracts related to the sale/leaseback transaction at the Agnews power plant. We have failed to deliver to the financing parties certain financial reports, operational reports and officers’ certificates for this project as required under the financing documents. The delayed delivery of the reports and certificates may become an event of default if the information is not provided, entitling the financing parties to certain rights and remedies. As a result, our obligations under this financing have been classified as current.

While it does not affect a debt instrument, we own a 50% interest in Acadia PP through our wholly owned subsidiary, Calpine Acadia Holdings, LLC, which is a U.S. Debtor. The remaining 50% is owned by a subsidiary of Cleco, Acadia Power Holdings, LLC. Calpine Acadia Holdings, LLC and Acadia Power Holdings, LLC are subject to a limited liability company agreement which, among other things, governs their relationship with regard to ownership of Acadia PP. The limited liability company agreement provides that bankruptcy of Calpine Acadia Holdings, LLC is an event of default under such agreement and sets forth certain exclusive remedies in the event that default occurs, including winding up Acadia PP or permitting the non-defaulting party to buy out the defaulting party’s interest at market value less 20%. However, we believe that any efforts to enforce such remedies would be stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. To date, no default of the limited liability company agreement has been declared. The parties are currently discussing a restructuring of the ownership of Acadia PP.

Non-Debtor Entities

As of December 31, 2006, we were in compliance with our obligations under the instruments governing the debt of our Non-Debtor entities, except as described below.

Blue Spruce Energy Center.  In connection with the project financing transaction by Blue Spruce, an event of default existed under the project credit agreement, due to cross default provisions related to the Chapter 11 filing by CES. Subsequently, we obtained an amendment and waiver under the project credit agreement from the lender, which waived the defaults unless and until the CES tolling agreement related to the Blue Spruce facility is rejected in the Chapter 11 cases. In addition, the waiver agreement and the terms of the project credit agreement provide us with additional time to deliver certain financial information required under the project financing documents so long

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as we are seeking to cure such failure and it does not have a material adverse effect. We are seeking to cure such failure and therefore, our obligations under this financing have been classified as non-current.

Calpine King City Cogen.  In connection with the sale/leaseback transaction at the King City power plant, the Chapter 11 filings by certain affiliates of King City Cogen constituted an event of default under the lease agreement. We have obtained a forbearance agreement that is in effect until January 1, 2008. As a result of the forbearance agreement, our obligations under this financing have been classified as non-current.

Metcalf Energy Center.  In connection with the financing transactions by Metcalf, certain events of default occurred under the project credit agreement as a result of our Chapter 11 filings and related failures to fulfill certain payment obligations under a PPA between CES and Metcalf. Such events of default also constituted a voting rights trigger event under Metcalf’s limited liability company operating agreement, which contains the terms of Metcalf’s redeemable preferred shares. Upon the occurrence of a voting rights trigger event, the holders of the Metcalf redeemable preferred shares may, at their option, remove and replace the existing Metcalf directors unless and until the voting rights trigger event has been waived by the holders of a majority of the Metcalf redeemable preferred shares or until the consequences of the voting rights trigger event have been fully cured. Metcalf entered into waiver agreements on April 18, 2006, and June 22, 2006, with the requisite lenders under the credit agreement waiving the foregoing events of default. Pursuant to the waiver, Metcalf asserted claims in the Chapter 11 cases against Calpine, CES, and Calpine Construction Management Company, Inc. The waivers are effective unless and until any major project document, as defined under the credit agreement, is rejected in connection with the Chapter 11 cases. Subsequently, we failed to satisfy additional covenants in the credit agreement, including maintenance of certain coverage ratios and the provision of financial information and covenants related to certain project closeout items, which were waived by the lenders pursuant to a waiver agreement entered into on December 27, 2006. As a result of the contingent nature of the June 22, 2006, waiver, our obligations under the credit agreement have been classified as current.

Pasadena Power Plant.  In connection with our Pasadena lease financing transaction, our Chapter 11 filings constituted an event of default under Pasadena’s participation agreement and certain other agreements relating to the transaction, which resulted in events of default under the indenture governing certain notes issued by the Pasadena owner-lessor. We entered into a forbearance agreement with the holders of a majority of the outstanding notes pursuant to which the noteholders have agreed to forebear from taking any action with respect to the events of default. Such forbearance agreement has lapsed and there is currently no forbearance agreement in place. In addition, we have failed to deliver certain financial information for this project within the times provided under the participation agreement, suffered the incurrence and existence of certain liens, permitted certain prohibited intercompany arrangements, failed to obtain certain insurance waivers, transferred beneficial interests in certain Calpine subsidiaries and experienced other defaults. As a result, our obligations with respect to this lease financing have been classified as current.

9.	Income Taxes

The jurisdictional components of loss from continuing operations and before provision (benefit) for income taxes at December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004

U.S.	$(1,696,391)	$(9,971,966)	$(406,577)
International	(4,863)	(650,386)	(248,420)

Loss before provision (benefit) for income taxes	$(1,701,254)	$(10,622,352)	$(654,997)

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes for the years ended December 31, 2006, 2005, and 2004, consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$350	$51,913	$—
State	25,381	5,410	1,198
Foreign	16,591	78,431	1,296

Total current	42,322	135,754	2,494
Deferred:
Federal	(3,807)	(779,490)	(140,726)
State	25,643	(67,573)	24,184
Foreign	—	(30,089)	(121,266)

Total deferred	21,836	(877,152)	(237,808)

Total provision (benefit)	$64,158	$(741,398)	$(235,314)

A reconciliation of the U.S. federal statutory rate of 35% to our effective rate from continuing operations is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Expected tax (benefit) rate at U.S. statutory tax rate	(35.00)%	(35.00)%	(35.00)%
State income tax provision (benefit), net of federal provision (benefit)	2.90	(0.58)	2.39
Depletion and other permanent items	0.73	(0.02)	0.50
Valuation allowances against future tax benefits	32.76	13.14	4.54
Tax credits	(0.06)	(0.01)	(0.21)
Foreign tax at rates other than U.S. statutory rate	1.91	1.55	(8.12)
Non-deductible reorganization items	5.39	13.27	—
Deduction on deconsolidated subsidiary stock	(6.59)	—	—
Non-deductible preferred interest expense	.93	—	—
Other, net (including U.S. tax on Foreign Income)	0.80	0.65	—

Effective income tax provision (benefit) rate	3.77%	(7.00)%	(35.90)%

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred income taxes, net as of December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005

Deferred tax assets:
NOL and credit carryforwards	$1,535,089	$1,174,980
Taxes related to risk management activities and derivatives	25,424	89,122
Reorganization items and impairments	1,191,811	837,762

Deferred tax assets before valuation allowance	2,752,324	2,101,864
Valuation allowance	(2,321,575)	(1,639,222)

Total deferred tax assets	430,749	462,642

Deferred tax liabilities:
Property differences	(872,029)	(706,661)
Other differences	(44,131)	(122,317)

Total deferred tax liabilities	(916,160)	(828,978)

Net deferred tax liability	(485,411)	(366,336)
Less: Current portion asset/(liability)	4,694	(12,950)

Deferred income taxes, net of current portion	$(490,105)	$(353,386)

The NOL carryforwards consist of federal carryforwards of $3.8 billion which expire between 2024 and 2027. The federal NOL carryforwards available are subject to limitations on their annual usage. This includes an NOL carryforward of approximately $528 million for CCFC, a subsidiary that was deconsolidated for U.S. tax purposes in 2005. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The U.S. Bankruptcy Court has entered orders that place certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases and has also provided potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates, which could negatively impact our accumulated NOLs and other tax attributes. The ultimate realization of our NOLs will depend on several factors, such as whether limitations on trading in our common stock will prevent an “ownership change” and the amount of our indebtedness that is cancelled through the Chapter 11 cases. If a portion of our debt is cancelled upon emergence from Chapter 11, the amount of the cancelled debt will reduce tax attributes such as our NOLs and tax basis on fixed assets which, depending on our plan of reorganization, could partially or fully utilize our available NOLs. Additionally, the NOL carryforwards of CCFC (a Non-Debtor), may be limited due to the sale of a preferred interest in 2005 which may be deemed an “ownership change” under federal income tax law. If a change occurred, any limitation on the NOL carryforwards would not have a material impact on our Consolidated Financial Statements due to the full valuation allowance recorded against the carryforwards.

Primarily due to our inability to assume future profits and due to our reduced ability to implement tax-planning strategies to utilize our NOLs while in Chapter 11, we concluded that valuation allowances on a portion of our deferred tax assets were required. We have provided a valuation allowance of $2.3 billion on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized. For the years ended December 31, 2006, 2005 and 2004, the net change in the valuation allowance was an increase of $682.4 million, $1.6 billion, and $43.5 million, respectively, and primarily relates to the NOL carryforwards.

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

Our foreign subsidiaries had no cumulative undistributed earnings at December 31, 2006. No tax benefit was provided on certain reorganization items attributable to the guarantee of deconsolidated foreign subsidiary debts due to the uncertainty of our ability to realize future tax deductions.

10.	Stock-Based Compensation

1996 Stock Incentive Plan

Under the SIP, we granted stock options to directors, certain employees and consultants or other independent advisors at an exercise price that generally equals the stock’s fair market value on the date of grant. In accordance with the plan document, the SIP expired on July 16, 2006. All outstanding option grants and unvested stock issuances remain in effect in accordance with the provisions of the documents evidencing such grants or issuances. The SIP options generally vest ratably over four years with a maximum exercise period of seven or ten years after the grant date. Any stock exercised under the SIP would be satisfied by authorized but unissued or reacquired shares of our common stock. Over the life of the SIP, options exercised have equaled 5,353,308, leaving 21,426,794 granted and not yet exercised as of December 31, 2006.

A summary of the SIP for the year ended December 31, 2006, is as follows:

		Weighted		Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Term	Value
			(In years)	(In millions)

Outstanding — December 31, 2005	37,090,268	$7.62
Granted	—	—
Exercised	—	—
Forfeited	3,731,941	$4.11
Expired	11,931,533	$8.74

Outstanding — December 31, 2006	21,426,794	$7.61

Exercisable — December 31, 2006	18,797,864	$8.11	4.19	—

Vested and expected to vest — December 31, 2006	20,558,252	$7.76	4.33	—

We have used the fair value method of accounting for stock options since our prospective adoption of SFAS No. 123 as of January 1, 2003. Had we used the fair value method of accounting for periods prior to 2003, our net loss would have been greater by $1.6 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively.

Stock-based compensation expense recognized for stock options was $5.7 million, $16.3 million, and $12.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, there was $2.6 million of unrecognized compensation costs, including estimated forfeitures of $1.5 million, related to stock options, which is expected to be recognized during 2007.

Restricted Stock Awards

In general, we refer to an award of common stock that is subject to time-based vesting or achievement of performance measures as “restricted stock.” Restricted stock awards are generally subject to certain transfer

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions and forfeiture upon termination of employment. At December 31, 2006, we had 629,279 restricted stock awards with a weighted-average grant date fair value of $1.94 outstanding after forfeitures of 316,943 during 2006.

At December 31, 2006, there was no unrecognized compensation cost related to restricted stock. Compensation cost associated with these restricted stock awards of $2.7 million was expensed in 2005. There were no grants of unrestricted stock awards in 2006 or 2004.

2000 Employee Stock Purchase Plan

Prior to the suspension of the ESPP effective November 29, 2005, eligible employees could purchase, in the aggregate, up to 28,000,000 shares of our common stock through periodic payroll deductions. Due to the suspension of the ESPP, no compensation cost was recognized and no shares were purchased in 2006. During 2005 and 2004, we issued 2,408,378 and 4,545,858 shares at a weighted average fair value of $2.53 and $3.26 per share, respectively, and we recognized $1.6 million and $5.2 million, respectively, of compensation expense.

11.	Defined Contribution Plans

The Company maintains two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the Internal Revenue Code. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. Employees eligible to participate in the non-union plan may begin participating immediately upon hire. Employees eligible to participate in the union plan must complete four months of service before commencing participation. The non-union plan provided for tax deferred salary deductions, after-tax employee contributions and employer profit-sharing contributions in cash of 4% of employees’ salaries up to IRS limits through December 31, 2006. The maximum employer contributions to the non-union plan per employee was $8,800 for 2006, $8,400 for 2005, and $8,200 for 2004. Employer profit-sharing contributions to the non-union plan in 2006, 2005, and 2004 totaled $9.4 million, $12.3 million, and $12.4 million, respectively. The union plan provides for tax deferred salary deductions, after-tax employee contributions, employer matching contributions of 50% of employee deferrals up to a maximum of 6% of compensation, and employer profit-sharing contributions in cash of 6% of employees’ salaries up to IRS limits. The maximum employer contributions to the union plan per employee was $19,800 for 2006, $18,900 for 2005, and $18,450 for 2004. Employer matching contributions to the union plan in 2006, 2005, and 2004 totaled $114,866, $107,093, and $117,396, respectively and employer profit-sharing contributions to the union plan in 2006, 2005, and 2004, totaled $264,961, $250,734, and $271,212, respectively. Effective January 1, 2007, we amended our non-union plan to (i) reduce the employee profit sharing contribution from 4% to 3%, (ii) provide a Company matching contribution of 50% of the first 4% of employees’ salaries and (iii) require newly hired employees to complete six months of service before becoming eligible to participate. Also, beginning January 1, 2008, the employee profit sharing contribution of 3% will be eliminated and replaced with a matching contribution of 100% of the first 5% of compensation a participant defers and employee deferral limits will be increased from 60% to 75% of compensation under both plans.

12.	Share Lending Agreement

In conjunction with the issuance of our 2014 Convertible Notes offering on September 30, 2004, we entered into a ten-year share lending agreement with DB London, under which we loaned DB London 89 million shares of newly issued Calpine common stock. DB London sold the entire 89 million shares on September 30, 2004, at a price of $2.75 per share in a registered public offering. We did not receive any of the proceeds of the public offering. DB London is required to return the loaned shares to us no later than the end of the ten-year term of the share lending agreement, or earlier under certain circumstances. Once loaned shares are returned, they may not be re-borrowed. Under the share lending agreement, DB London is required to post and maintain collateral in the form of cash, government securities, certificates of deposit, high-grade commercial paper of U.S. issuers or money market shares

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at least equal to 100% of the market value of the loaned shares as security for the obligation of DB London to return the loaned shares to us. This collateral is held in an account at a DB London affiliate. We have no access to the collateral unless DB London defaults under its obligations.

The share lending agreement is similar to an accelerated share repurchase transaction. Accounting standards require an accelerated share repurchase transaction to be accounted for as two transactions: a treasury stock purchase and a forward sales contract. The share lending agreement involved the issuance of 89 million shares of our common stock in exchange for a physically settling forward contract for the reacquisition of the shares at a future date. As there was minimal cash consideration in the transaction, the requirement for the return of these shares is considered to be a prepaid forward purchase contract. We have evaluated the prepaid forward contract and determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The hybrid contract was classified similar to a shareholder loan which was recorded in equity at the fair value of the common stock on the date of issuance in the amount of $2.90 per share or $258.1 million. During the year ended December 31, 2006, DB London returned 39 million shares which are included in treasury shares.

13.	Derivative Instruments

Commodity Derivative Instruments

As an IPP primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments. We enter into commodity instruments to convert floating or indexed electricity and gas (and to a lesser extent oil and refined product) prices to fixed prices in order to lessen our vulnerability to reductions in electricity prices for the electricity we generate, and to increases in gas prices for the fuel we consume in our power plants. The hedging, balancing and optimization activities that we engage in are directly related to our asset-based business model of owning and operating gas-fired electric power plants and are designed to protect our “spark spread” (the difference between our fuel cost and the revenue we receive for our electric generation). We hedge exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas. We also utilize derivatives to optimize the returns we are able to achieve from these assets. From time to time we have entered into contracts considered energy trading contracts under EITF Issue No. 02-03. However, our traders have value at risk limits for energy trading, and, at any given time, our risk management policy limits our net sales of power to our generation capacity and limits our net purchases of gas to our fuel consumption requirements on a total portfolio basis. This model is markedly different from that of companies that engage in significant commodity trading operations that are unrelated to underlying physical assets.

We also routinely enter into physical commodity contracts for sales of our generated electricity to ensure favorable utilization of generation assets. Such contracts often meet the criteria of a derivatives but are generally eligible for the normal purchases and sales exception. Some of those contracts that are not deemed normal purchases and sales can be designated as hedges of the underlying consumption of gas or production of electricity.

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

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with our capital markets activities, from time to time we have entered, and may in the future, into various forward interest rate agreements to hedge against interest rate fluctuations that may occur after we have decided to issue long-term fixed rate debt but before the debt is actually issued. The forward interest rate agreements effectively prevent the interest rates on anticipated future long-term debt from increasing beyond a certain level, and adjusting the mix of our fixed and floating rate debt to desired levels.

Also, in conjunction with our capital market activities, from time to time we have entered into various interest rate swap agreements to hedge against the change in fair value on certain of our fixed rate senior notes. These interest rate swap agreements effectively convert fixed rates into floating rates so that we can adjust the mix of our fixed and floating rate debt to desired levels.

Additionally, from time to time, we have entered, and may in the future, into various foreign currency swap agreements to hedge against changes in exchange rates on certain of our Senior Notes denominated in currencies other than the U.S. dollar. Such foreign currency swaps effectively convert floating exchange rates into fixed exchange rates so that we can predict with greater assurance what our U.S. dollar cost will be for purchasing foreign currencies to satisfy the interest and principal payments on these Senior Notes.

Summary of Derivative Values

The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at December 31, 2006, for our derivative instruments:

		Commodity
	Interest Rate	Derivative	Total
	Derivative	Instruments	Derivative
	Instruments	Net	Instruments

Current derivative assets	$5,700	$145,656	$151,356
Long-term derivative assets	4,394	347,870	352,264

Total assets	$10,094	$493,526	$503,620

Current derivative liabilities	$1,095	$224,133	$225,228
Long-term derivative liabilities	3,288	471,850	475,138

Total liabilities	$4,383	$695,983	$700,366

Net derivative assets (liabilities)	$5,711	$(202,457)	$(196,746)

Of our net derivative liabilities, $77.6 million are net derivative assets of PCF, which is an entity with its existence separate from us and other subsidiaries of ours, as discussed more fully in Note 8 and $164.1 million are net derivative liabilities of Deer Park. We fully consolidate Deer Park, and we record the derivative assets of PCF on our Consolidated Balance Sheet.

Relationship of Net Derivative Assets or Liabilities to AOCI

At any point in time, it is unlikely that total net derivative assets and liabilities will equal AOCI, net of tax from derivatives, for three primary reasons:

•	Tax effect of OCI — When the values and subsequent changes in values of derivatives that qualify as effective hedges are recorded into OCI, they are initially offset by a derivative asset or liability. Once in OCI, however, these values are tax effected against a deferred tax liability or asset account, thereby creating an imbalance between net OCI and net derivative assets or liabilities.

•	Derivatives not designated as cash flow hedges and hedge ineffectiveness — Only derivatives that qualify as effective cash flow hedges will have an offsetting amount recorded in OCI. Derivatives not designated as

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

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at December 31, 2006 (in thousands):

Net derivative liabilities	$(196,746)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	168,222
Cash flow hedges terminated prior to maturity	(40,858)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges	25,424

Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(43,958)

(1)	Amount represents one portion of our total AOCI balance of $(45,784).

The asset and liability balances for our commodity derivative instruments represent the net totals after offsetting certain assets against certain liabilities under the criteria of FIN 39. For a given contract, FIN 39 will allow the offsetting of assets against liabilities so long as four criteria are met: (1) each of the two parties under contract owes the other determinable amounts; (2) the party reporting under the offset method has the right to set off the amount it owes against the amount owed to it by the other party; (3) the party reporting under the offset method intends to exercise its right of setoff; and (4) the right of setoff is enforceable by law. The table below reflects both the amounts recorded as assets and liabilities by us and the amounts that would have been recorded had our commodity derivative instrument contracts not qualified for offsetting as of December 31, 2006 (in thousands):

	December 31, 2006
	Gross	Net

Current derivative assets	$687,351	$145,656
Long-term derivative assets	532,301	347,870

Total derivative assets	$1,219,652	$493,526

Current derivative liabilities	$765,827	$224,133
Long-term derivative liabilities	656,282	471,850

Total derivative liabilities	$1,422,109	$695,983

Net commodity derivative (liabilities)	$(202,457)	$(202,457)

The table above excludes the value of interest rate and currency derivative instruments.

Mark-to-market, net activity includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments not designated as cash flow hedges. Gains (losses) due to ineffectiveness on hedging instruments were $(5.9) million, $(6.4) million and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Hedge ineffectiveness is included in unrealized mark-to-market gains and losses.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the years ended December 31, 2006, 2005, and 2004, respectively (in thousands):

	2006	2005	2004

Natural gas and crude oil derivatives	$268,921	$136,767	$58,308
Power derivatives	(411,107)	(521,119)	(128,556)
Interest rate derivatives	(3,448)	(16,984)	(17,625)
Foreign currency derivatives	—	(4,188)	(2,015)

Total derivatives	$(145,634)	$(405,524)	$(89,888)

As of December 31, 2006, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 1 and 6 years, for commodity and interest rate derivative instruments, respectively. We estimate that pre-tax losses of $30.9 million would be reclassified from AOCI into earnings during the twelve months ended December 31, 2007, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates and exchange rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

The table below presents (in thousands) the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices and interest rates over time.

	2007	2008	2009	2010	2011	Thereafter	Total

Natural gas and crude oil derivatives	$(34,075)	$2	$—	$—	$—	$—	$(34,073)
Power derivatives	320	(5,961)	(4,336)	(3,036)	—	—	(13,013)
Interest rate derivatives	2,887	472	138	(298)	463	(25,958)	(22,296)

Total pre-tax AOCI	$(30,868)	$(5,487)	$(4,198)	$(3,334)	$463	$(25,958)	$(69,382)

14.	Loss per Share

As we have incurred net losses in each of the years ended December 31, 2006, 2005 and 2004, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Potentially convertible securities, shares to be purchased under our ESPP and unexercised in-the-money stock options to purchase a weighted average of 0.1 million, 5.9 million and 47.2 million shares of our common stock for the years ended December 31, 2006, 2005, and 2004, respectively, were not considered in the EPS calculation as such inclusion would have been anti-dilutive.

In addition, the computation of diluted loss per share excluded the effects of unexercised out-of-the-money stock options of 28.1 million, 34.0 million and 19.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, due to the exercise prices being greater than the average fair market prices and our net losses before discontinued operations. For the years ended December 31, 2006 and 2005, 0.8 and 1.0 million weighted average common shares of our contingently issuable (unvested) restricted stock was excluded from the calculation of diluted loss per share because our closing stock price had not reached the price at which the shares vest, and as discussed above, inclusion would be anti-dilutive.

There were no shares potentially issuable and thus potentially included in the EPS calculation under our 2023 Convertible Notes, 2015 Convertible Notes and 2014 Convertible Notes because the shares were out-of-the-money.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, we excluded a maximum potential of approximately 399.8 million shares related to these contingently convertible notes.

We also excluded 50 million shares of common stock at December 31, 2006, and 89 million shares at December 31, 2005 and 2004 subject to the share lending agreement with DB London. See Note 12 for a discussion of this share lending agreement.

15.	Commitments and Contingencies

A. Professional Success Fees — Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the U.S. Bankruptcy Court. Certain success fees could potentially be paid upon our emergence from Chapter 11 to third party financial advisors retained by the Company and the Committees in connection with our Chapter 11 cases. Currently, we estimate these success fees could amount to approximately $32 million in the aggregate. As no plan of reorganization has been confirmed by the U.S. Bankruptcy Court, no accrual for such contingent payments to third party financial advisors has been recorded on our Consolidated Financial Statements.

B. Insurance Program — CPN Insurance Corporation, a wholly owned captive insurance subsidiary, provides us with casualty lines (worker’s compensation, automobile liability, and general liability) as well as all risk property insurance including business interruption. Accruals for casualty claims under the captive insurance program are recorded on a monthly basis, and are based upon the estimate of the total cost of the claims incurred during the policy period. Accruals for claims under the captive insurance program pertaining to property, including business interruption claims, are recorded on a claims-incurred basis. In consolidation, claims are accrued on a gross basis before deductibles. The captive provides insurance coverage with limits up to $25 million per occurrence for property claims, including business interruption, and up to $500,000 per occurrence for casualty claims. Intercompany transactions, including premiums and payments for losses, between the captive insurance program and Calpine affiliates are eliminated in consolidation.

C. Long Term Service Agreements — As of December 31, 2006, the total estimated commitments for LTSAs associated with turbines installed or in storage were approximately $299.4 million. These commitments are payable over the terms of the respective agreements, which range from one to ten years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution and are subject to an annual inflationary adjustment. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced. During the years ended December 31, 2006, 2005, and 2004, we recorded $1.5 million, $34.1 million, and $7.7 million, respectively, of LTSA cancellation charges.

D. Power Plant Operating Leases — We have entered into long-term operating leases for power generating facilities, expiring through 2049, including renewal options. Many of the lease agreements provide for renewal options at fair value, and some of the agreements contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance agreements. Our operating leases are not reflected on our balance sheet, and payments on our operating leases which may contain escalation clauses or step rent provisions are recognized on a straight-line basis. Certain capital improvements associated with leased facilities may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the economic life of the capital improvement. Future minimum lease payments under these leases are as follows (in thousands):

	Initial
	Year	2007	2008	2009	2010	2011	Thereafter	Total

Watsonville	1995	$2,905	$2,905	$4,065	$—	$—	$—	$9,875
Greenleaf	1998	8,650	7,495	8,490	6,711	6,711	16,221	54,278
KIAC	2000	23,845	24,473	24,537	24,548	24,704	190,831	312,938
South Point	2001	9,620	9,620	9,620	9,620	67,420	230,149	336,049
RockGen	2001	27,478	28,732	29,360	29,250	29,224	110,779	254,823

Total		$72,498	$73,225	$76,072	$70,129	$128,059	$547,980	$967,963

During the years ended December 31, 2006, 2005, and 2004, rent expense for power plant operating leases amounted to $66.0 million, $104.7 million and $105.9 million, respectively. We guarantee $645.2 million of the total future minimum lease payments of our consolidated subsidiaries.

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

Production royalties for gas-fired and geothermal facilities for the years ended December 31, 2006, 2005, and 2004, were $24.6 million, $36.9 million and $28.4 million, respectively.

F. Office and Equipment Leases — We lease our corporate, regional and satellite offices as well as some of our office equipment under noncancellable operating leases expiring through 2014. Future minimum lease payments under these leases are as follows (in thousands):

2007	$14,549
2008	13,725
2009	12,814
2010	11,060
2011	10,190
Thereafter	19,907

Total	$82,245

Lease payments are subject to adjustments for our pro rata portion of annual increases or decreases in building operating costs. During the years ended December 31, 2006, 2005, and 2004, rent expense for noncancellable operating leases amounted to $15.0 million, $24.3 million and $29.7 million, respectively.

G. Natural Gas Purchases — We enter into gas purchase contracts of various terms with third parties to supply gas to our gas-fired cogeneration projects. The majority of our purchases are made in the spot market or under index-priced contracts.

H. Guarantees — As part of our normal business operations, we enter into various agreements providing, or otherwise arranging, financial or performance assurance to third parties on behalf of our subsidiaries. Such

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements include guarantees, standby letters of credit and surety bonds. These arrangements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes.

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

At December 31, 2006, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and guarantees of subsidiary operating lease payments and their respective expiration dates were as follows (in thousands):

Commitments Expiring	2007	2008	2009	2010	2011	Thereafter	Total

Guarantee of subsidiary debt	$18,799	$23,496	$19,848	$8,757	$7,301	$379,565	$457,766
Standby letters of credit(1)(3)	222,256	6,500	7,550	—	28,100	—	264,406
Surety bonds(2)(3)(4)	—	25	—	50	—	11,419	11,494
Guarantee of subsidiary operating lease payments(3)	45,748	45,847	47,470	45,581	103,355	357,149	645,150

Total	$286,803	$75,868	$74,868	$54,388	$138,756	$748,133	$1,378,816

(1)	The standby letters of credit disclosed above include those disclosed in Note 8.

(2)	The majority of surety bonds do not have expiration or cancellation dates.

(3)	These are off balance sheet obligations.

(4)	As of December 31, 2006, $11,099 of cash collateral is outstanding related to these bonds.

As of December 31, 2006, we have guaranteed $253.1 million and $83.2 million, respectively, of project financing for the Broad River Energy Center and Pasadena Power Plant and $265.2 million and $76.6 million, respectively, as of December 31, 2005, for these power plants. With respect to our Hidalgo Energy Center, we agreed to indemnify Duke Capital Corporation in the amounts of $100.3 million and $101.4 million, respectively, as of December 31, 2006 and 2005, in the event Duke Capital Corporation is required to make any payments under its guarantee of the Hidalgo facility lease. As of December 31, 2006 and 2005, we have also guaranteed $21.2 million and $24.2 million, respectively, of other miscellaneous debt. As of December 31, 2006, all of this guaranteed debt is recorded on our Consolidated Balance Sheets.

We have also guaranteed subsidiary debt for certain of our deconsolidated Canadian and other foreign subsidiaries which is not included in the table above. As a result of our Chapter 11 and CCAA filings, we recorded approximately $3.8 billion of expected allowed claims in LSTC on our Consolidated Balance Sheets related to these debt guarantees, some of which were redundant. The ultimate resolution and value of these claims are uncertain and are subject to the Chapter 11 cases and CCAA proceedings. See Note 3 for further information.

We routinely arrange for the issuance of letters of credit and various forms of surety bonds to third parties in support of our subsidiaries’ contractual arrangements of the types described above and may guarantee the operating performance of some of our partially owned subsidiaries up to our ownership percentage. The letters of credit

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under various credit facilities support CES risk management, and other operational and construction activities. In the event a subsidiary were to fail to perform its obligations under a contract supported by such a letter of credit or surety bond, and the issuing bank or surety were to make payment to the third party, we would be responsible for reimbursing the issuing bank or surety within an agreed timeframe, typically a period of one to ten days. To the extent liabilities are incurred as a result of activities covered by letters of credit or the surety bonds, such liabilities are included on our Consolidated Balance Sheets.

The debt on the books of our unconsolidated investments is not reflected on our balance sheet. As of December 31, 2006, our equity method investee did not carry any debt. As of December 31, 2005, equity method investee debt was approximately $164.3 million and, based on our pro rata share of each of the investments, our share of such debt would be approximately $73.9 million. All such debt was non-recourse to us. See Note 5 for additional information on our investments.

In the course of our business, we and our subsidiaries have entered into various purchase and sale agreements relating to stock and asset acquisitions or dispositions. These purchase and sale agreements customarily provide for indemnification by each of the purchaser and the seller, and/or their respective parent, to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party. These indemnification obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or impossible to quantify at the time of the consummation of a particular transaction.

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

I. Inland Empire Energy Center Put Option — In connection with the July 2005 sale of our Inland Empire Energy Center development project to GE, we have a call option to purchase the facility, at predetermined prices based on the date the option is exercised and as adjusted for certain factors, in years seven through fifteen following the commercial operation date and GE can similarly require us to purchase the facility under a put option, if a specified minimum plant performance level is met, for a limited period of time in the fifteenth year, all subject to the satisfaction of various terms and conditions. If we purchase the facility under the call or put options, GE will continue to provide critical plant maintenance services throughout the remaining estimated useful life of the facility. Because of continuing involvement related to the call and put options, we have deferred the gain of approximately $10 million until the call or put option is either exercised or expires.

J. Litigation — We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these matters, may potentially be material to our financial position or results of operations. Further, we and the majority of our subsidiaries filed either for reorganization under Chapter 11 in the U.S. Bankruptcy Court or creditor protection under the CCAA in the Canadian Court on the Petition Date, and additional subsidiaries have filed thereafter. Generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession. Accordingly, unless indicated otherwise, each case listed below is currently stayed. To the extent that there are any judgments against us in any of these matters during the pendency of our Chapter 11 cases, we expect that such judgments would be classified as LSTC. See Note 3 for information regarding our Chapter 11 cases and CCAA proceedings. In addition to the Chapter 11 cases and CCAA proceedings (in connection with which certain of the matters described below arose), and the other matters described below, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of such other claims and legal actions will have a material adverse effect on its financial position or results of operations.

Pre-Petition Litigation

Hawaii Structural Ironworkers Pension Fund v. Calpine, et al.  This case was brought as a class action on behalf of purchasers in Calpine’s April 2002 stock offering under Section 11 of the Securities Act. This case was filed in San Diego County Superior Court on March 11, 2003, and subsequently transferred to Santa Clara County Superior Court. Defendants in this case are Calpine Corporation, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. The Hawaii Structural Ironworkers Pension Fund alleges that the prospectus and registration statement for the April 2002 offering contained false or misleading statements regarding: Calpine’s actual financial results for 2000 and 2001; Calpine’s projected financial results for 2002; Mr. Cartwright’s agreement not to sell or purchase shares within 90 days of the April 2002 offering; and Calpine’s alleged involvement in “wash trades.” This action is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants listed above (or enjoin further prosecution of the action). The Hawaii Structural Ironworkers Pension Fund opposed that motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court. On June 16, 2006, the Hawaii Structural Ironworkers Pension Fund filed a notice of appeal in the SDNY Court of the U.S. Bankruptcy Court’s order extending the automatic stay to the individual defendants. On December 22, 2006, the SDNY Court affirmed the U.S. Bankruptcy Court’s order. On January 23, 2007, the Santa Clara County Superior Court ordered the action stayed as to all defendants and set a case management conference for July 17, 2007. There is no trial date in this action. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations.

Phelps v. Calpine Corporation, et al.  Two nearly identical class action complaints alleging claims under ERISA were consolidated under the caption In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA as filed in the Northern District Court against Calpine Corporation, the members of Calpine Corporation’s Board of Directors, the 401(k) Plan’s Advisory Committee and its members, signatories of the 401(k) Plan’s Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002, an employee of a consulting firm hired by the 401(k) Plan, and unidentified fiduciary defendants alleging claims under ERISA purportedly on behalf of the participants in the 401(k) Plan from January 5, 2001, to the present who invested in the Calpine unitized stock fund. Plaintiffs allege that defendants breached their fiduciary duties involving the 401(k) Plan, in violation of ERISA. All of the plaintiffs’ claims were dismissed with prejudice by the Northern District Court. The plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiffs opposed the motion and the hearing was scheduled for June 5, 2006; however, prior to the hearing, the parties stipulated to allow the appeal to proceed. If the Northern District Court ruling is reversed, the plaintiffs may then seek leave from the

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Bankruptcy Court to proceed with the action. Plaintiff’s opening brief was filed with the Ninth Circuit Court of Appeals on November 6, 2006. The Ninth Circuit has stayed further briefing on the appeal pending completion of the parties’ participation in the court’s alternative dispute resolution program. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations.

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

Panda Energy International, Inc., et al. v. Calpine Corporation, et al.  On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta power plant, which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta plant and that the defendant’s actions have reduced the profits from Oneta thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $48.5 million (including related interest) was outstanding at December 31, 2006. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but did not proceed due to the stay. There has been no activity since the Petition Date.

Snohomish PUD No. 1, et al. v. FERC (regarding Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. complaint dismissed by FERC). On December 4, 2001, NPC and SPPC filed a complaint with FERC under Section 206 of the FPA against a number of parties to their PPAs, including CES. NPC and SPPC allege in their complaint that the prices they agreed to pay in certain of the PPAs, including those signed with CES, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for CES and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge’s findings and dismissed the complaint, and subsequently denied rehearing of that order. The case was appealed to the Ninth Circuit Court of Appeals. On December 19, 2006, the Ninth Circuit issued a decision finding that FERC erred in its legal analysis and remanded the cases to FERC for further review. Petitions for Certiorari may be filed, resulting in a delay and possible overturn of the Ninth Circuit’s remand order. We are not able to predict at this time whether requests for Petitions for Certiorari will be filed, or if filed, whether such requests will be granted. Consequently, we cannot predict at this time the outcome of this case or the impact it will have on CES.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transmission Service Agreement with Nevada Power Company.  On September 30, 2004, NPC filed a complaint in state district court of Clark County, Nevada against Calpine Corporation, Moapa, FFIC and unnamed parties alleging, among other things, breach by Calpine Corporation of its obligations under a TSA between Calpine Corporation and NPC for 400 MW of transmission capacity and breach by FFIC of its obligations under a surety bond, which surety bond was issued by FFIC to NPC to support Calpine Corporation’s obligations under this TSA. This proceeding was removed from state court to the U.S. District Court for the District of Nevada. On December 10, 2004, FFIC filed a motion to dismiss, which was granted on May 25, 2005 with respect to claims asserted by NPC that FFIC had breached its obligations under the surety bond by not honoring NPC’s demand that the full amount of the surety bond ($33.3 million) be paid to NPC in light of Calpine Corporation’s failure to provide replacement collateral upon the expiration of the surety bond on May 1, 2004. NPC’s motion to amend the complaint was granted on November 17, 2005 and its amended complaint was filed December 8, 2005. This case was stayed as to Calpine Corporation and Moapa on the Petition Date, but not as to co-defendant FFIC. On February 10, 2006, FFIC filed a motion to dismiss NPC’s amended complaint for failure to state a claim against FFIC. On June 1, 2006, the district court issued an order denying FFIC’s motion. FFIC answered the amended complaint on June 16, 2006. On August 1, 2006, the U.S. Debtors filed an adversary complaint and motion against NPC seeking an extension of the automatic stay, or in the alternative, a temporary injunction to preclude NPC from pursuing its derivative claims against FFIC while the U.S. Debtors restructured. On August 16, 2006, NPC agreed to take no further action in the Nevada district court litigation until the U.S. Bankruptcy Court ruled on the U.S. Debtors’ motion. The Creditors’ Committee and FFIC filed motions to intervene in the adversary proceeding, which were granted on October 25, 2006. Also on October 25, 2006, the U.S. Bankruptcy Court granted the U.S. Debtors’ motion, enjoining prosecution of the NPC action until after the successful implementation of a plan of reorganization or further order of the U.S. Bankruptcy Court. On November 1, 2006, NPC filed a notice of appeal of the U.S. Bankruptcy Court’s decision enjoining prosecution of the NPC action. NPC filed its Initial Brief on Appeal on January 4, 2007; Calpine filed its Brief of Appellees on January 30, 2007.

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

On August 2, 2005, the Supreme Court of Nova Scotia denied all relief to the Harbert Distressed Fund and all other holders of the ULC II senior notes that purchased ULC II senior notes on or after September 1, 2004. However, the Supreme Court of Nova Scotia did state that a remedy should be granted to any holder of ULC II senior notes, other than the Calpine respondent companies, that purchased ULC II senior notes prior to September 1, 2004 and that continued to hold those ULC II senior notes on August 2, 2005 and in connection therewith ordered CCRC to maintain control of the net proceeds from the sale of the Saltend facility until a final order was issued. On November 30, 2005, the ULC II senior notes indenture trustee filed a final report confirming the aggregate face value of bonds held by holders of the ULC II senior notes that purchased such ULC II senior notes prior to September 30, 2004 and that continued to hold those ULC II senior notes on August 2, 2005 was (at then-current exchange rates) approximately $42.1 million.

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

In connection with the CCAA proceedings, Calpine Corporation had given undertakings to the Canadian Court and to the ULC II senior notes indenture trustee that: (i) the net Saltend sale proceeds remained at Calpine UK Holdings Limited, a subsidiary of CCRC; (ii) Calpine Corporation intended to continue to hold the monies there and would provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings if that intention changed; (iii) the Saltend sale proceeds held at Calpine UK Holdings Limited were not pledged as collateral for the DIP Facility; and (iv) Calpine Corporation would provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings of any filing of Calpine UK Holdings Limited in Canada, the U.S. or the United Kingdom. On July 31, 2006, consistent with the undertakings given to the Canadian Court and the order entered by the Supreme Court of Nova Scotia dated August 2, 2005, the Canadian Debtors gave notice that the net proceeds of the Saltend sale were being (and now have been) repatriated to Canadian Debtor CCRC.

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

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following a one-day bench trial, post-trial briefing and oral argument, the Delaware Chancery Court ruled against Calpine Corporation on November 22, 2005, holding that Calpine’s use of approximately $313 million of gas sale proceeds (including related interest) to purchase certain gas storage inventory violated the indentures governing Calpine’s Second Priority Notes and that use of the proceeds for similar contracts was impermissible. The Chancery Court denied the First Priority Trustee’s counterclaims on the grounds asserted in Calpine Corporation’s motion to dismiss — namely, that the First Priority Trustee had no right to the requested relief under the indenture governing the First Priority Notes because the holders of the First Priority Notes had declined an offer made by Calpine Corporation to purchase all of the First Priority Notes at par. On December 5, 2005, the Chancery Court entered a Final Order and Judgment affording Calpine Corporation until January 22, 2006, to restore to a collateral account $311.8 million, plus interest. Calpine Corporation appealed, and the First Priority Trustee and Second Priority Trustee cross-appealed. On December 16, 2005, the Delaware Supreme Court affirmed the Chancery Court’s ruling that Calpine’s use of proceeds was impermissible; reversed the decision that the First Priority Trustee lacked standing to object to such use; and directed the Chancery Court to issue a modified final order in accordance with the Delaware Supreme Court’s decision. An Amended Final Order was entered by the Chancery Court on December 20, 2005. There was no activity since the Petition Date until on February 2, 2007, when the Chancery Court closed the case upon the agreement of all parties.

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

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 14, 2006, our QFs with existing QF contracts with PG&E executed amendments to, among other matters, adjust the energy price paid and to be paid to QFs and extinguish any potential refund obligation to PG&E for energy payments these QFs received based on the CalPX Price. Each amendment, when effective, authorizes PG&E to pay an adjusted energy price under our existing QF contracts prospectively for a number of years as part of the consideration for the extinguishment of the potential for any retroactive refund liability relating to the energy payments based on the CalPX Price. On April 18, 2006, PG&E and the Independent Energy Producers Association filed a joint motion requesting that the CPUC approve the settlement and the individual QF contract amendments, including our existing QF contracts. On June 21, 2006, a proposed decision was issued by the CPUC administrative law judges assigned to the case approving the joint motion. The amendments and the settlement were not effective until the CPUC issued a decision and such decision was deemed final. On July 20, 2006, the CPUC issued a decision approving both the settlement and the individual QF contract amendments. Pursuant to the settlement, both the settlement and the amendments were not effective until the thirty-day appeal period had been exhausted, which occurred on August 19, 2006. As a result of the settlement, on January 29, 2007, PG&E withdrew its proofs of claim previously filed in the Chapter 11 cases.

California Refund Proceeding.  On August 2, 2000, the California refund proceeding was initiated by a complaint made at the FERC, by SDG&E under Section 206 of the FPA alleging, among other things, that the markets operated by CAISO, and the CalPX, were dysfunctional. FERC established a refund effective period of October 2, 2000, to June 19, 2001, for sales made into those markets. Based on a numerous FERC orders, we believe, based on the available information, that any refund liability that may be attributable to us could total approximately $10.1 million (plus interest, if applicable), after taking the appropriate setoffs for outstanding receivables owed by the CalPX and CAISO to Calpine. We believe we have appropriately reserved for the refund liability that by our current analysis would potentially be owed as refunds. The final determination of the refund liability and the allocation of payment obligations among the numerous buyers and sellers in the California markets is subject to further FERC proceedings to ascertain the allocation of payment obligations among the numerous buyers and sellers in the California markets.

During the last quarter of 2006 and first quarter of 2007, Calpine participated in a mediation process sponsored by the U.S. Court of Appeals for the Ninth Circuit and FERC to resolve outstanding refund liabilities attributable to parties who had bought and sold energy during the Refund Period through the Automated Power Exchange, Inc. Having reached a conditional settlement, Calpine, along with many other market participants executed the APX Settlement and Release of Claims Agreement, whereby, among other things, Calpine would be released by the settling parties of substantially all of its liability in the refund proceeding. FERC, which is a party to the settlement agreement, will release all but $1 million in claims of approximately $14 million in claims it has filed against Calpine associated with the refund proceeding in our Chapter 11 cases. In addition to a release of substantially all liability in the refund proceeding, including the withdrawal by the various claimants of their proofs of claim in the Chapter 11 cases, within ten days from the effectiveness of the settlement agreement, Calpine will receive approximately $2.6 million, plus accrued interest, as payment for outstanding receivables. This payment constitutes a recovery of approximately 50% of the outstanding receivable owed to Calpine from the CalPX and CAISO. In calculating its exposure and reserve requirements associated with the refund proceeding, Calpine recognized that any amounts owing from the CalPX or CAISO could potentially be subject to setoff against Calpine’s refund exposure.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effectiveness of the settlement agreement is subject to certain conditions precedent, including the approvals by the U.S. Bankruptcy Courts administering each of the Calpine Corporation and the Enron Corp. bankruptcies of the release of claims set forth in the settlement agreement and approval by FERC of the settlement agreement. Calpine obtained approval of the settlement agreement from the U.S. Bankruptcy Court on February 7, 2007. Enron received approval of the settlement agreement from the bankruptcy court with jurisdiction over its bankruptcy on January 25, 2007. FERC issued an order approving the settlement agreement on March 1, 2007.

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

Delta RMR Proceeding.  Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR Contract, which the CAISO originally entered into in 2003 and renewed for the calendar years 2004, 2005 and 2006. The Delta RMR contract was not renewed for the calendar year 2007. When the Delta RMR Contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR Contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR Contract. Under the terms of this settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR Contract until a similar RMR proceeding involving Mirant Corp. was resolved by FERC. Under the terms of the settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the settlement was entered into, Delta and CAISO have entered into RMR Contracts for the years 2003, 2004 and 2005 pursuant to the terms of the settlement.

On June 3, 2005, FERC issued a final order in the Mirant Corp. RMR proceeding, resolving that proceeding and triggering the reopening of the settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. On or about October 12, 2006, GPC, Delta Energy Center, LLC, and certain other Calpine entities executed a Settlement and Release of Claims Agreement with the CAISO, EOB and PG&E resolving the claims under the Delta RMR Proceeding and the Geysers RMR Section 206 Proceeding (discussed below).

Settlement of Geysers and Delta RMR Proceedings.  The Settlement and Release of Claims Agreement with the CAISO, EOB and PG&E was filed on October 19, 2006, at the FERC. In addition to being subject to FERC approval, the effectiveness of the settlement agreement was contingent upon the satisfaction of certain conditions precedent set forth in other agreements entered into between certain Calpine entities, including GPC, and PG&E. As the parties have agreed that Delta’s 2006 rates shall be the same as the 2005 rates, upon effectiveness of the settlement agreement, Delta must release to the CAISO amounts held in the escrow account. This settlement was part of a larger settlement involving the resolution of a number of RMR-related claims for which PG&E and the CAISO had filed proofs of claim in the Chapter 11 cases amounting to approximately $376 million. Pursuant to the settlement agreement, the $376 million in proofs of claim was required to be withdrawn by PG&E and CAISO within five business days after the settlement agreement was approved by FERC and, to the extent necessary, the U.S. Bankruptcy Court and CPUC. Although the overall settlement was subject to FERC approval, on October 24, 2006, we filed a motion with the U.S. Bankruptcy Court for approval of the release of certain Calpine claims under the Settlement and Releases of Claims Agreement. The U.S. Bankruptcy Court issued a decision approving the motion on November 15, 2006. On December 28, 2006, FERC issued an order conditionally approving the RMR Settlement Agreement. On January 12, 2007, CAISO, EOB, PG&E and the signatory Calpine entities made a filing at FERC demonstrating through an amendment to the RMR Settlement Agreement compliance with the December 28, 2006, FERC Order. On January 19, 2007, the CAISO filed notice in the U.S. Bankruptcy Court withdrawing approximately $187 million of the $376 million in proofs of claim related to this matter. All conditions precedent have now been met and the Settlement and Release of Claims Agreement became effective on February 22, 2007. On February 22, 2007, PG&E filed its notice in the U.S. Bankruptcy Court withdrawing the remaining approximately $189 million in proofs of claim related to the Geysers and Delta RMR proceedings.

Pit River Tribe, et al. v. Bureau of Land Management, et al. On June 17, 2002, Pit River filed suit in the U.S. District Court for the Eastern District of California seeking to enjoin further exploration, construction and development of the Calpine Fourmile Hill Project at Glass Mountain. It challenges the validity of the decisions of the BLM and the Forest Service to permit the development of the project under leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief were sought. Calpine’s answer was submitted on August 20, 2002. Cross-motions for summary judgment on all claims in the lawsuit were submitted in May and June 2003. The court held oral argument on the motions on September 10, 2003, and took the motions under advisement. Defendants’ motions for summary judgment were granted on February 13, 2004, and the lawsuit was dismissed. Plaintiff filed an appeal to the Ninth Circuit Court of Appeals on April 15, 2004. Briefing in the appeal was completed on December 6, 2004. Following our Chapter 11 filing, Pit River and Calpine filed a stipulation with the U.S. Bankruptcy Court to lift the automatic stay to allow the appeal to proceed with oral arguments, which were held on February 14, 2006. On November 5, 2006, the Ninth Circuit Court of Appeals issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act when granting the lease extensions and, therefore, held that the extensions were invalid. Calpine is currently reviewing the order and considering its alternatives. On February 20, 2007, the federal appellees filed a Petition for Panel Rehearing of the November 5, 2006, order. Calpine filed its Petition for Rehearing and Suggestion for Rehearing En Banc on February 21, 2007.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chapter 11 Related Litigation

Appeal Related to Rejection of Power Purchase Agreements.  On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court’s decision to the U.S. Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006, and we have not yet received a decision. We cannot determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, and three of the PPAs are the subject of negotiated settlements. We continue to perform under the PPAs that remain in effect, subject to any modifications agreed to by the parties and we exercised our option under one such PPA to terminate the PPA in April 2008 prior to the remaining five years of its original term. We cannot presently determine the ultimate outcome of the pending court cases nor the market factors that will need to be considered in valuing the contracts to be rejected and therefore are unable to estimate the expected allowed claims related to these PPAs.

First Priority Notes Makewhole Litigation.  In June 2006, pursuant to orders of the U.S. Bankruptcy Court, we completed repayment of the First Priority Notes at par ($646.1 million) plus accrued and unpaid interest. The repayment orders provided that such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their demand for payment of a “make whole” premium they alleged to be due as a result of our repayment of First Priority Notes prior to their stated maturity. The First Priority Trustee appealed each of the repayment orders to the SDNY Court. In addition, the First Priority Trustee filed an adversary proceeding in the U.S. Bankruptcy Court on behalf of the holders of the First Priority Notes seeking a declaratory judgment on the merits of their demand for a “make whole” premium. On June 21, 2006, the U.S. Bankruptcy Court entered an order approving our request to extend the date by which we were required to answer or otherwise move with respect to the First Priority Trustee’s adversary proceeding until ten days after a final order was entered in the First Priority Trustee’s appeal to the SDNY Court of the repayment orders. The First Priority Trustee then appealed the U.S. Bankruptcy Court’s June 21, 2006, order to the SDNY Court as well, and on July 24, 2006, the SDNY Court entered an order consolidating both appeals. On January 9, 2006, the SDNY Court affirmed the U.S. Bankruptcy Court’s repayment orders, and dismissed for lack of appellate jurisdiction the First Priority Trustee’s appeal of the U.S. Bankruptcy Court’s June 21, 2006, order. On February 8, 2007, the First Priority Trustee filed a notice of appeal of the SDNY Court’s opinion to the Second Circuit Court of Appeals. The First Priority Trustee’s adversary proceeding remains pending in the U.S. Bankruptcy Court.

Calpine Canada Natural Gas Partnership v. Calpine Energy Services Canada Partnership, et al.  On December 14, 2006, CCNG commenced an action in the Canadian Court against CES-Canada and Lisa Winslow, the trustee of CGCT to, among other things, set aside the transfer of a 49.995% limited partnership interest in Greenfield LP from CES-Canada to CGCT as a fraudulent conveyance or preference. This action alleges that approximately one month prior to CES-Canada seeking protection under the CCAA, CES-Canada transferred its ownership interest in Greenfield LP to CGCT for $100.00. The Plaintiff, a Canadian Debtor and creditor of

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CES-Canada, alleges that the value of the interest in Greenfield LP was materially in excess of the stated consideration and that the transfer was made with the intent to delay, hinder, defraud, prejudice or postpone the creditors of CES-Canada.

On December 19, 2006, CPLP, a non-party to the action, brought a motion in the Canadian Court seeking to temporarily enjoin CGCT from transferring or otherwise disposing of any interest it may have in Greenfield LP and for an order compelling the production of information relating to the transfer. CPLP is a creditor of CES-Canada. On December 22, 2006, the trustee of CGCT confirmed in writing that CGCT would not transfer, encumber, or otherwise dispose of the Greenfield Interest without first providing 10 days notice to CPLP and the Canadian Debtors or, in the alternative, on consent or pursuant to court order. The motion scheduled for December 22, 2006 was adjourned.

On January 15, 2007, the unitholders of CGCT brought a motion in the Canadian Court to be added as parties to the action or, in the alternative, to be joined as intervenors in order to protect their financial and legal interests. The motion has been adjourned indefinitely. Discussions related to a litigation protocol governing the conduct of the action are in progress.

16.	Quarterly Consolidated Financial Data (unaudited)

Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, our restructuring activities including asset sales and Chapter 11 claims assessment, the completion of development projects, the timing and amount of curtailment of operations under the terms of certain PPAs, the degree of risk management and trading activity, and variations in levels of production. Furthermore, the majority of the dollar value of capacity payments under certain of our PPAs are received during the months of May through October.

CALPINE CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)

2006 Common stock price per share:
High	$1.46	$0.47	$0.52	$0.35
Low	0.26	0.32	0.21	0.15
2006
Total revenue	$1,599,815	$2,158,379	$1,591,931	$1,355,635
Loss from repurchase of various issuances of debt	—	—	18,131	—
Operating plant impairments	(10)	7	2,847	49,653
Gross profit	77,325	409,590	206,068	55,028
Equipment, development project and other impairments	806	(3,462)	62,076	5,555
Income (loss) from operations	37,338	354,689	89,508	(9,456)
Reorganization items	(126,638)	145,273	655,106	298,215
Income (loss) before discontinued operations	(359,367)	1,662	(817,759)	(589,948)
Discontinued operations, net of tax	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	505
Net income (loss)	$(359,367)	$1,662	$(817,759)	$(589,443)
Basic and diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$(0.75)	$—	$(1.71)	$(1.23)
Discontinued operations, net of tax	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—
Net income (loss)	(0.75)	—	(1.71)	(1.23)
2005 Common stock price per share:
High	$3.05	3.88	3.60	3.80
Low	0.20	2.26	1.45	2.64
2005(1)
Total revenue	$2,586,430	$3,281,590	$2,198,907	$2,045,731
(Income) from repurchase of various issuances of debt	(36,885)	(15,530)	(129,154)	(21,772)
Operating plant impairments(2)	2,412,586	—	—	—
Gross profit (loss)	(2,346,247)	239,127	78,458	83,739
Equipment, development project and other impairments(2)	2,117,665	—	—	—
Income (loss) from operations	(4,488,655)	175,164	(78,632)	20,844
Reorganization items(2)	5,026,510	—	—	—
Loss before discontinued operations	(9,259,478)	(242,435)	(208,182)	(170,859)
Discontinued operations, net of tax	4,150	25,744	(90,276)	2,128
Net loss	$(9,255,329)	$(216,690)	$(298,458)	$(168,731)
Basic and diluted loss per common share:
Loss before discontinued operations	$(19.33)	$(0.51)	$(0.46)	$(0.38)
Discontinued operations, net of tax	0.01	0.06	(0.20)	—
Net loss	(19.32)	(0.45)	(0.66)	(0.38)

(1)	As of the Petition Date, we deconsolidated most of our Canadian and other foreign subsidiaries as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation.

(2)	As a result of our Chapter 11 and CCAA filings, for the year ended December 31, 2005, we recorded $5.0 billion of reorganization items primarily related to the provisions for expected allowed claims, impairment of our Canadian subsidiaries, write-off of unamortized deferred financing costs and losses on terminated contracts. In addition, we recorded impairment charges of $4.5 billion related to operating plants, development and construction projects, joint venture investments and notes receivable.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

			Charged to
			Accumulated
	Balance at		Other
	Beginning	Charged to	Comprehensive			Balance at
Description	of Year	Expense	Loss	Reductions(1)	Other	End of Year
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful accounts	$12,686	$21,218	$—	$(1,461)	$—	$32,443
Allowance for doubtful accounts with related party Canadian and other foreign subsidiaries	54,830	24,616	—	(8,029)	—	71,417
Reserve for notes receivable	31,846	3,746	—	—	—	35,592
Reserve for interest and notes receivable with related party Canadian and other foreign subsidiaries	228,014	50	—	—	(1,304)	226,760
Gross reserve for California Refund Liability	12,995	204	—	(16)	—	13,183
Reserve for investment in Androscoggin Energy Center	5,000	—	—	(5,000)	—	—
Reserve for derivative assets	3,486	483	185	(2,970)	—	1,184
Deferred tax asset valuation allowance	1,639,222	682,353	—	—	—	2,321,575
Year ended December 31, 2005
Allowance for doubtful accounts	$7,317	$11,645	$—	$(3,267)	$(3,009)	$12,686
Allowance for doubtful accounts with related party Canadian and other foreign subsidiaries	—	54,830	—	—	—	54,830
Reserve for notes receivable	2,910	28,936	—	—	—	31,846
Reserve for interest and notes receivable with related party Canadian and other foreign subsidiaries	—	228,014	—	—	—	228,014
Gross reserve for California Refund Liability	12,905	90	—	—	—	12,995
Reserve for investment in Androscoggin Energy Center	5,000	—	—	—	—	5,000
Reserve for derivative assets	3,268	4,077	3	(3,862)	—	3,486
Deferred tax asset valuation allowance	62,822	1,576,400	—	—	—	1,639,222
Year ended December 31, 2004
Allowance for doubtful accounts	$7,282	$6,119	$—	$(6,486)	$402	$7,317
Reserve for notes receivable	273	2,637	—	—	—	2,910
Gross reserve for California Refund Liability	12,905	—	—	—	—	12,905
Reserve for investment in Androscoggin Energy Center	—	5,000	—	—	—	5,000
Reserve for derivative assets	7,454	2,825	173	(7,184)	—	3,268
Repayment reserve for third-party default on emission reduction credits’ settlement	3,000	2,850	—	(5,850)	—	—
Deferred tax asset valuation allowance	19,335	43,487	—	—	—	62,822

(1)	Represents write-offs of accounts considered to be uncollectible and recoveries of amounts previously written off or reserved.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement dated as of December 20, 2005, by and among Steam Heat LLC, Thermal Power Company and, for certain limited purposes, Geysers Power Company, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
3.1		Amended and Restated Certificate of Incorporation of the Company, as amended.*
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996).
4	.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee. (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.2.1	Indenture, dated as of July 8, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997).
4	.2.2	First Supplemental Indenture, dated as of September 10, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997).
4	.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.3.1	Indenture, dated as of March 31, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).
4	.3.2	First Supplemental Indenture, dated as of July 24, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).
4	.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

Exhibit
Number		Description

4	.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.4.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).
4	.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.5.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).
4	.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).
4	.6.1	Indenture, dated as of August 10, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002).
4	.6.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.6.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).
4	.6.4	Third Supplemental Indenture, dated as of June 23, 2005, between the Company and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005).
4	.7.1	Amended and Restated Indenture, dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.7.2	Guarantee Agreement, dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-57338) filed with the SEC on April 19, 2001).

Exhibit
Number		Description

4	.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.1	Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2001).
4	.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.3	Guarantee Agreement, dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4	.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).
4.9		Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.10		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.11		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4.12		Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
4	.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
4	.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
4	.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number		Description

4	.13.5	Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.13.6	Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.13.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).
4	.13.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee.*
4	.13.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
4	.13.10	Fifth Supplemental Indenture, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
4.14		Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
4.15		Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4.16		Amended and Restated Indenture, dated as of March 12, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), including form of Notes (incorporated by reference to Exhibit 4.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.17.1	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4	.17.2	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

Exhibit
Number		Description

4	.17.3	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
4.18		Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
4.19		Indenture, dated as of September 30, 2004, between the Company and Law Debenture Trust Company of New York (as successor trustee to Wilmington Trust Company), as Trustee, including form of Notes (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004).
4	.20.1	Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.20.2	Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4	.20.3	Amendment to Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 24, 2006, among Calpine CCFC Holdings, Inc., in its capacity as Common Member, and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
4.21		Third Amended and Restated Limited Liability Company Operating Agreement of Metcalf Energy Center, LLC, dated as of June 20, 2005, containing terms of its 5.5-year redeemable preferred shares (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
4.22		Pass Through Certificates (Tiverton and Rumford)
4	.22.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate (incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.3	Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.12.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes (incorporated by reference to Exhibit 4.12.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

Exhibit
Number		Description

4	.22.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4	.22.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4.23		Pass Through Certificates (South Point, Broad River and RockGen)
4	.23.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A (incorporated by reference to Exhibit 4.22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B (incorporated by reference to Exhibit 4.22.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002)
4	.23.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002)
4	.23.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit
Number		Description

4	.23.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).
4	.23.39	Omnibus Amendment to Operative Documents and Agreement — South Point, dated as of July 13, 2006, among South Point Energy Center, LLC, Calpine, South Point Holdings, LLC, South Point OL-1, LLC, South Point OL-2, LLC, South Point OL-3, LLC, South Point OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder.*

Exhibit
Number		Description

4	.23.40	Omnibus Amendment to Operative Documents and Agreement — Broad River dated as of July 13, 2006, among Broad River Energy LLC, Calpine, Broad River Holdings, LLC, Broad River OL-1, LLC, Broad River OL-2, LLC, Broad River OL-3, LLC, Broad River OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder.*
10.1		DIP Financing Agreements
10	.1.1.1	$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.1.1.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2006).
10	.1.1.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.1.1.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
10	.1.1.5	Letter Agreement, dated as of October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).
10	.1.1.6	Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders.*

Exhibit
Number		Description

10	.1.1.7	Fourth Amendment, dated as of February 28, 2007, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, as administrative agent for the Second Priority Term Lenders.*
10	.1.2	Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10.2		Financing and Term Loan Agreements
10	.2.1	Share Lending Agreement, dated as of September 28, 2004, among the Company, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).
10	.2.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co- Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.3.1	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.2.3.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between the Company and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).
10	.2.4	Letter of Credit Agreement, dated as of September 30, 2004, between the Company and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).
10	.2.5	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York (as successor administrative agent to Goldman Sachs Credit Partners L.P.) as Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.2.6.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit
Number		Description

10	.2.6.2	Amendment No. 1 Under Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).
10	.2.6.3	Amendment No. 2 Under Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.6.4	Amendment No. 3 Under Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.6.5	Amendment No. 4 Under Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.2.6.6	Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).
10	.2.6.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).
10	.2.6.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.2.6.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).
10	.2.6.10	Amendment No. 5 Under Credit and Guarantee Agreement, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

Exhibit
Number		Description

10	.2.7	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Wilmington Trust Company (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.8	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of New York (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.2.9	Credit Agreement, dated as of June 24, 2004, among Riverside Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10	.2.10	Credit Agreement, dated as of June 24, 2004, among Rocky Mountain Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10	.2.11	Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).
10.3		Security Agreements
10	.3.1	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.2	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.3	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.4.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit
Number		Description

10	.3.4.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.5.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.5.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.6	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.7.1	Collateral Trust Agreement, dated as of July 16, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.7.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10	.3.8	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.9	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.10	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.12	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit
Number		Description

10	.3.13	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.14	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.15	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.16	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from the Company to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.17	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.18	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.19	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.20	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.21	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).
10	.3.22	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among the Company, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).
10.4		Power Purchase and Other Agreements

Exhibit
Number		Description

10	.4.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the SEC on September 13, 2004).
10.5		Management Contracts or Compensatory Plans or Arrangements
10	.5.1	Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.2.1	Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.2.2	Amendment, dated January 17, 2006, to Employment Agreement between the Company and Mr. Scott J. Davido.*†
10	.5.2.3	Separation Agreement and General Release, dated February 16, 2007, between the Company and Mr. Scott J. Davido.*†
10	.5.3.1	Agreement, dated December 17, 2005, between the Company and AP Services, LLC.*†
10	.5.3.2	Letter Agreement, dated November 3, 2006, between the Company and AP Services, LLC, amending the Agreement, dated December 17, 2005, between the Company and AP Services.*†
10	.5.4	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996).†
10	.5.5	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).†
10	.5.6.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).†
10	.5.6.2	Amendment to Calpine Corporation 1996 Stock Incentive Plan (description of such Amendment is incorporated by reference to Item 1.01 of Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 20, 2005).†
10	.5.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†
10	.5.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†
10	.5.9	2000 Employee Stock Purchase Plan (incorporated by reference to the copy of such Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000).†
10	.5.10	Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†
10	.5.11	Calpine Incentive Plan.*†
10	.5.12	Summary of Calpine Emergence Incentive Plan.*†
10	.5.13	Employment Agreement, dated June 13, 2006, between the Company and Mr. Robert E. Fishman.*†
10	.5.14	Employment Agreement, dated May 25, 2006, between the Company and Mr. Thomas N. May.*†

Exhibit
Number		Description

10	.5.15	Employment Agreement, dated June 19, 2006, between the Company and Mr. Gregory L. Doody.*†
10	.5.16	Letter Agreement, dated January 8, 2007, between the Company and Mr. Eric Pryor.*†
21.1		Subsidiaries of the Company.*
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*
24.1		Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).*
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.