Form 10-Q
period 2007-03-31
CALPINE CORP
filed 2007-05-09
CIK 916457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer   ☐               Accelerated filer   ☒               Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  503,111,670 shares of Common Stock, par value $.001 per share, outstanding on May 7, 2007.

CALPINE CORPORATION AND SUBSIDIARIES

(Debtor-in-Possession)

REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2007

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

ABBREVIATION	DEFINITION

2006 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007

2014 Convertible Notes	Calpine Corporation’s Contingent Convertible Notes Due 2014

2015 Convertible Notes	Calpine Corporation’s 7 3/4% Contingent Convertible Notes Due 2015

2023 Convertible Notes	Calpine Corporation’s 4 3/4% Contingent Convertible Senior Notes Due 2023

345(b) Waiver Order	Order, dated May 4, 2006, pursuant to Section 345(b) of the Bankruptcy Code authorizing continued use of existing investment guidelines and continued operation of certain bank accounts

401(k) Plan	Calpine Corporation Retirement Savings Plan

Acadia PP	Acadia Power Partners, LLC

AOCI	Accumulated Other Comprehensive Income

Bankruptcy Code	U.S. Bankruptcy Code

Bankruptcy Courts	The U.S. Bankruptcy Court and the Canadian Court

BLM	Bureau of Land Management of the U.S. Department of the Interior

Btu(s)	British thermal unit(s)

CAA	Federal Clean Air Act of 1970

Calgary Energy Centre	Calgary Energy Centre Limited Partnership

CalGen	Calpine Generating Company, LLC

CalGen First Lien Debt

Collectively, $235,000,000 First Priority Secured Floating Rate Notes Due 2009, issued by CalGen and CalGen Finance; $600,000,000 First Priority Secured Institutional Terms Loans Due 2009, issued by CalGen; and the CalGen First Priority Revolving Loans

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

Collectively, $640,000,000 Second Priority Secured Floating Rate Notes Due 2010, issued by CalGen and CalGen Finance; and $100,000,000 Second Priority Secured Institutional Term Loans Due 2010 issued by CalGen

CalGen Third Lien Debt

Collectively, $680,000,000 Third Priority Secured Floating Rate Notes Due 2011, issued by CalGen and CalGen Finance; and $150,000,000 11 1/2% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance

CalGen Notes

Collectively, $235,000,000 First Priority Secured Floating Rate Notes Due 2009, $640,000,000 Second Priority Secured Floating Rate Notes Due 2010, $680,000,000 Third Priority Secured Floating Rate Notes Due 2011 and $150,000,000 11 1/2% Third Priority Secured Notes Due 2011, each issued by CalGen and CalGen Finance

CalGen Secured Debt	Collectively, the CalGen First Lien Debt, the CalGen Second Lien Debt and the CalGen Third Lien Debt

CalGen Term Loans	Collectively, $600,000,000 First Priority Secured Institutional Term Loans Due 2009 and $100,000,000 Second Priority Secured Institutional Term Loans Due 2010, each issued by CalGen

Calpine Debtor(s)	The U.S. Debtors and the Canadian Debtors

Calpine Jersey II	Calpine European Funding (Jersey) Limited

Canadian Court	The Court of Queen’s Bench of Alberta, Judicial District of Calgary

Canadian Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that have been granted creditor protection under the CCAA in the Canadian Court

Cash Collateral Order

Second Amended Final Order of the U.S. Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006 as modified by orders of the U.S. Bankruptcy Court dated June 21, 2006, July 12, 2006, October 25, 2006, November 15, 2006, December 20, 2006, December 28, 2006, January 17, 2007, and March 1, 2007

CCAA	Companies’ Creditors Arrangement Act (Canada)

ABBREVIATION	DEFINITION

CCFC	Calpine Construction Finance Company, L.P

CCFCP	CCFC Preferred Holdings, LLC

CCNG	Calpine Canada Natural Gas Partnership

CCRC	Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.

CDWR	California Department of Water Resources

CES	Calpine Energy Services, L.P.

CES-Canada	Calpine Energy Services Canada Partnership

CGCT	Calpine Greenfield Commercial Trust

Chapter 11	Chapter 11 of the Bankruptcy Code

Cleco	Cleco Corp.

Committees	Creditors’ Committee, Equity Committee, and Ad Hoc Committee of Second Lien Holders of Calpine Corporation

Company	Calpine Corporation, a Delaware corporation, and subsidiaries

CPLP	Calpine Power, L.P.

Creditors’ Committee	The Official Committee of Unsecured Creditors of Calpine Corporation appointed by the Office of the U.S. Trustee

DB London	Deutsche Bank AG London

Deer Park	Deer Park Energy Center Limited Partnership

DIP	Debtor-in-possession

DIP Facility

The Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and Bookrunners

ABBREVIATION	DEFINITION

DIP Order	Order of the U.S. Bankruptcy Court dated March 12, 2007, approving the DIP Facility

EBITDA	Earnings before interest, taxes, depreciation, and amortization

EPA	U.S. Environmental Protection Agency

Equity Committee	The Official Committee of Equity Security Holders of Calpine Corporation appointed by the Office of the U.S. Trustee

ERISA	Employee Retirement Income Security Act

ERO	Electric Reliability Organization

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FFIC	Fireman’s Fund Insurance Company

FIN	FASB Interpretation Number

First Priority Notes	9 5/8% First Priority Senior Secured Notes Due 2014

First Priority Trustee

Until February 2, 2006, Wilmington Trust Company, as trustee, and from February 3, 2006, and thereafter, Law Debenture Trust Company of New York, as successor trustee, under the Indenture, dated as of September 30, 2004, with respect to the First Priority Notes

FPA	Federal Power Act

Freeport	Freeport Energy Center, LP

GAAP	Generally accepted accounting principles

Geysers Assets	19 geothermal power plant assets located in northern California

GHG	Greenhouse gases

Greenfield LP	Greenfield Energy Centre LP

Harbert Convertible Fund	Harbert Convertible Arbitrage Master Fund, L.P.

Harbert Distressed Fund	Harbert Distressed Investment Master Fund, Ltd.

v

ABBREVIATION	DEFINITION

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

IRS	U.S. Internal Revenue Service

King City Cogen	Calpine King City Cogen, LLC

KWh	Kilowatt hour(s)

LIBOR	London Inter-Bank Offered Rate

LSTC	Liabilities subject to compromise

Mankato	Mankato Energy Center, LLC

Metcalf	Metcalf Energy Center, LLC

MMBtu	Million Btu

Moapa	Moapa Energy Center, LLC

MW	Megawatt(s)

MWh	Megawatt hour(s)

NERC	North American Electric Reliability Council

Ninth Circuit Court of Appeals	U.S. Court of Appeals for the Ninth Circuit

NOL	Net operating loss

Non-Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors

Non-U.S. Debtor(s)	The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)

Northern District Court	U.S. District Court for the Northern District of California

NPC	Nevada Power Company

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC

ABBREVIATION	DEFINITION

Original DIP Facility

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

PSM	Power Systems Manufacturing, LLC

RMR Contract(s)	Reliability Must Run contract(s)

SDG&E	San Diego Gas & Electric Company

SDNY Court	U.S. District Court for the Southern District of New York

SEC	U.S. Securities and Exchange Commission

Second Priority Debt	Collectively, the Second Priority Notes and Senior Secured Term Loans Due 2007

Second Priority Notes

Calpine Corporation’s Second Priority Senior Secured Floating Rate Notes Due 2007, 8 1/2% Second Priority Senior Secured Notes Due 2010, 8 3/4% Second Priority Senior Secured Notes Due 2013 and 9 7/8% Second Priority Senior Secured Notes Due 2011

ABBREVIATION	DEFINITION

Securities Act	U.S. Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards

SPPC	Sierra Pacific Power Company

TSA(s)	Transmission service agreement(s)

ULC II	Calpine Canada Energy Finance II ULC

U.S.	United States of America

U.S. Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York

U.S. Debtor(s)

Calpine Corporation and each of its subsidiaries and affiliates that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Unaudited)

	March 31,	December 31,
	2007	2006
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,505	$1,077
Accounts receivable, net of allowance of $40 and $32	742	735
Inventories	103	184
Margin deposits and other prepaid expense	502	359
Restricted cash, current	301	426
Current derivative assets	220	152
Current assets held for sale	—	154
Other current assets	80	81
Total current assets	3,453	3,168
Property, plant and equipment, net	13,419	13,603
Restricted cash, net of current portion	192	192
Investments	167	129
Long-term derivative assets	340	352
Other assets	1,023	1,146
Total assets	$18,594	$18,590
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$566	$440
Accrued interest payable	219	406
Debt, current	5,000	4,569
Current derivative liabilities	354	225
Income taxes payable	36	99
Other current liabilities	333	319
Total current liabilities	6,508	6,058
Debt, net of current portion	3,123	3,352
Deferred income taxes, net of current portion	601	490
Long-term derivative liabilities	479	475
Long-term liabilities	301	345
Total liabilities not subject to compromise	11,012	10,720
Liabilities subject to compromise	14,930	14,757
Commitments and contingencies (see Note 10)
Minority interest	269	266
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value per share; authorized 2,000,000,000 shares; 568,764,920 issued and 520,189,920 outstanding in 2007 and 568,764,920 issued and 529,764,920 outstanding in 2006	1	1
Additional paid-in capital	3,268	3,270
Additional paid-in capital, loaned shares	117	145
Additional paid-in capital, returnable shares	(117)	(145)
Accumulated deficit	(10,837)	(10,378)
Accumulated other comprehensive loss	(49)	(46)
Total stockholders’ deficit	(7,617)	(7,153)
Total liabilities and stockholders’ deficit	$18,594	$18,590

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions, except share and per share amounts)
Revenue:
Electricity and steam revenue	$1,275	$1,020
Sales of purchased power and gas for hedging and optimization	368	277
Mark-to-market activities, net	(60)	36
Other revenue	32	23
Total revenue	1,615	1,356
Cost of revenue:
Plant operating expense	168	151
Purchased power and gas expense for hedging and optimization	323	248
Fuel expense	885	668
Depreciation and amortization expense	118	115
Operating plant impairments	—	50
Operating lease expense	11	22
Other cost of revenue	43	47
Total cost of revenue	1,548	1,301
Gross profit	67	55
Equipment, development project and other impairments	2	6
Sales, general and administrative expense	40	51
Other operating expense	7	7
Income (loss) from operations	18	(9)
Interest expense	299	292
Interest (income)	(17)	(20)
Minority interest expense	2	1
Other (income) expense, net	(1)	13
Loss before reorganization items, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(265)	(295)
Reorganization items	105	298
Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(370)	(593)
Provision (benefit) for income taxes	89	(3)
Loss before cumulative effect of a change in accounting principle	(459)	(590)
Cumulative effect of a change in accounting principle, net of tax provision of $— and $—	—	1
Net loss	$(459)	$(589)
Basic and diluted loss per common share:
Weighted average shares of common stock outstanding (in thousands)	479,136	479,136
Loss before cumulative effect of a change in accounting principle	$(0.96)	$(1.23)
Cumulative effect of a change in accounting principle, net of tax	—	—
Net loss	$(0.96)	$(1.23)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash flows from operating activities:
Net loss	$(459)	$(589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization(1)	143	144
Impairment charges	2	56
Deferred income taxes, net	89	(3)
Foreign currency transaction loss	—	6
Mark-to-market activities, net	60	(36)
Non-cash derivative activities	3	32
Reorganization items	63	254
Other	(4)	2
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17)	163
Other assets	(151)	39
Accounts payable, liabilities subject to compromise and accrued expenses	86	(132)
Other liabilities	(47)	68
Net cash provided by (used in) operating activities	(232)	4
Cash flows from investing activities:
Purchases of property, plant and equipment	(25)	(118)
Disposals of property, plant and equipment	8	2
Acquisitions, net of cash acquired	—	(267)
Disposals of investments, turbines and power plants	394	—
Advances to joint ventures	(38)	—
Cash flows from derivatives not designated as hedges	3	(70)
Decrease in restricted cash	125	99
Other	1	3
Net cash provided by (used in) investing activities	468	(351)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Repayments of notes payable and lines of credit	$(88)	$(86)
Borrowings from project financing	15	40
Repayments of project financing	(59)	(36)
Borrowings under CalGen revolver	—	85
Repayments on CalGen financing	(224)	(15)
DIP Facility borrowings	614	1,150
Repayments of DIP Facility	(8)	(176)
Redemptions of preferred interests	(4)	(5)
Financing costs	(53)	(29)
Other	(1)	(5)
Net cash provided by financing activities	192	923
Net increase in cash and cash equivalents	428	576
Cash and cash equivalents, beginning of period	1,077	786
Cash and cash equivalents, end of period	$1,505	$1,362
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$374	$290
Income taxes	$1	$—
Reorganization items included in operating activities, net of cash received	$31	$62
Reorganization items included in investing activities, net of cash received	$(250)	$—
Reorganization items included in financing activities, net of cash received	$52	$—

__________

(1)	Includes depreciation and amortization that is also recorded in sales, general and administrative expense and interest expense.

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
DIP Facility borrowings used to extinguish the Original DIP Facility principal ($989), CalGen Secured Debt principal ($2,309), and operating liabilities ($88)	$3,386	$—
Project financing ($159) and operating liabilities ($33) extinguished with sale of Aries Power Plant	$192	$—
Fair value of loaned common stock returned	$28	$—
Letter of credit draws under the CalGen Secured Debt used for operating activities	$16	$—
Fair value of Metcalf cooperation agreement, with offsets to notes payable ($6) and operating liabilities ($6)	$12	$—
Acquisition of Geysers property, plant and equipment assets, with offsets to operating assets	$—	$181

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Interim Presentation — The accompanying unaudited interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and our consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2006, included in our 2006 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year.

We are engaged in predominantly one line of business, the generation and sale of electricity and electricity-related products. We manage and operate our business as a single segment, and, therefore, no segment information is presented.

As a result of our filings under Chapter 11 in the U.S. and for creditor protection under the CCAA in Canada, we deconsolidated most of our Canadian and other foreign subsidiaries effective on the Petition Date, as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. We fully impaired our investment in the Canadian and other foreign subsidiaries as of the Petition Date and now account for such investments under the cost method. Because our Consolidated Condensed Financial Statements exclude the financial statements of the Canadian Debtors, the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information. See Note 2 for further discussion.

Reclassifications — Certain prior years’ amounts in the Consolidated Condensed Financial Statements were reclassified to conform to the current period presentation.

Cash and Cash Equivalents — We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At March 31, 2007, and December 31, 2006, $199 million and $391 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements.

Restricted Cash — We are required to maintain cash balances that are restricted by provisions of certain of our debt and lease agreements or by regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Balance Sheets and Statements of Cash Flows.

The table below represents the components of our consolidated restricted cash as of March 31, 2007, and December 31, 2006 (in millions):

	March 31, 2007			December 31, 2006
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$73	$114	$187	$148	$114	$262
Rent reserve	19	—	19	58	—	58
Construction/major maintenance	84	30	114	83	28	111
Security/project reserves	70	32	102	46	32	78
Collateralized letters of credit and other credit support	20	—	20	29	—	29
Other	35	16	51	62	18	80
Total	$301	$192	$493	$426	$192	$618

Commodity Margin Deposits — As of March 31, 2007, and December 31, 2006, to support commodity transactions, we had margin deposits with third parties of $334 million and $214 million, respectively. Counterparties had deposited with us $7 million and nil of margin deposits at March 31, 2007, and December 31, 2006, respectively.

Income Taxes — For the three months ended March 31, 2007 and 2006, our effective tax rate was (24.3%) and 0.6%, respectively. The quarterly tax provision on continuing operations was significantly impacted by the valuation allowance recorded against certain deferred tax assets. For the three months ended March 31, 2007, we determined the annual effective tax rate method of computing the tax provision at the interim period did not provide meaningful results due to uncertainty in reliably estimating the projected annual effective tax rate for 2007. Therefore, income taxes for the three months ended March 31, 2007 were computed based on actual results for the quarter. We calculated our tax provision by netting deferred tax assets and liabilities that we anticipate will be realized within the statutory carryforward period allowed under the Internal Revenue Code and relevant state tax statutes and established a valuation allowance against the remaining deferred tax assets.

The tax provision recorded for the three months ended March 31, 2007 was higher than the prior period due primarily to the increase in deferred tax liability from current period activities and sale of certain assets resulting in tax losses not recognized for financial statement purposes. For the three months ended March 31, 2006, the valuation allowance recorded against current period losses resulted in a tax provision which was partially offset by the release of a valuation allowance related to OCI recorded as a discrete item in the quarter.

As discussed in Note 2, Calpine Corporation and many of its subsidiaries are operating as debtors-in-possession under the protection of the Bankruptcy Code. Further, in accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our Chapter 11 restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years, subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The U.S. Bankruptcy Court has entered orders that place certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases and has also provided potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates, which could negatively impact our accumulated NOLs and other tax attributes. The ultimate realization of our NOLs will depend on several factors, such as whether limitations on trading in our common stock will prevent an “ownership change” and the amount of our indebtedness that is cancelled through the Chapter 11 cases. If a portion of our debt is cancelled upon emergence from Chapter 11, the amount of the cancelled debt will reduce tax attributes such as our NOLs and tax basis on fixed assets which, depending on our plan of reorganization, could partially or fully utilize our available NOLs. Additionally, the NOL carryforwards of CCFC (a Non-Debtor) may be limited due to the sale of a preferred interest in 2005, which may be deemed an “ownership change” under federal income tax law. If a change occurred, any limitation on the NOL carryforwards would not have a material impact on our Consolidated Condensed Financial Statements due to the full valuation allowance recorded against the carryforwards.

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

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 on January 1, 2007, as required. As of this date, we had an accrued liability of approximately $153 million related to uncertain tax positions, primarily related to federal, state and withholding taxes. Also included are estimated interest and penalties that we record to income tax expense. However, due to our ongoing Chapter 11 cases, some portion of this accrued amount may not be paid until we emerge from Chapter 11. There was no effect on the January 1, 2007, accumulated deficit balance as a result of the adoption of FIN 48. However, as a result of the adoption of FIN 48, we reduced our deferred tax assets by approximately $106 million. The decrease in the deferred tax assets was offset by an equal reduction in the related valuation allowance. In addition, future changes in the accrued liability for uncertain tax positions are not expected to impact our effective tax rate due to the existence of the valuation allowances.

During the first quarter of 2007, we decreased the accrued liability for uncertain tax positions by $11 million to $142 million, at March 31, 2007, based on information contained in a recently issued IRS revenue agent report.

The IRS completed its field examination of our U.S. income tax returns for the 1999 through 2002 tax years. The Joint Committee on Taxation is currently reviewing the examination report and we expect the audit to be concluded during 2007. At that time, the 1999 through 2002 tax years will be effectively closed. We do not believe the examination will result in a material impact on our Consolidated Condensed Financial Statements. The 2003 through 2006 tax years are still subject to IRS examination. Due to significant NOLs incurred in these years, any IRS adjustment of these returns would likely result in a reduction of the deferred tax assets already subject to valuation allowances rather than a cash payment of taxes.

We are currently under examination in various states in which we operate. We anticipate that any state tax assessment will not have a material impact on our Consolidated Condensed Financial Statements. Following the deconsolidation of our Canadian and other foreign subsidiaries as of the Petition Date, we do not expect to incur any additional foreign tax liability.

Recent Accounting Pronouncements

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

SFAS No. 159

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates with unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also elects to apply SFAS No. 157. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

2.  Chapter 11 Cases and Related Disclosures

Summary of Proceedings

Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S. have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. Similarly, since the Petition Date, 12 of Calpine’s Canadian subsidiaries have filed for creditor protection under the CCAA in the Canadian Court. Certain other subsidiaries could file under Chapter 11 in the U.S. or for creditor protection under the CCAA in Canada in the future. In addition, on April 12, 2007, the U.S. Bankruptcy Court approved proposed language for a general “court-to-court” protocol governing relations between it and the Canadian Court, but conditioned effectiveness of the language on approval by both Bankruptcy Courts of a “claims specific” protocol detailing how certain disputed matters will be resolved. The protocol is intended to improve the administration of the cases by, among other things, preventing conflicting determinations (and resulting delays or litigations) with respect to claims asserted in both the U.S. and Canadian cases.

The Calpine Debtors are continuing to operate their business as debtors-in-possession and will continue to conduct business in the ordinary course under the protection of the Bankruptcy Courts. Generally, pursuant to automatic stay provisions under the Bankruptcy Code and orders (which currently extend through July 20, 2007) granted by the Canadian Court, while a plan or plans of reorganization (with respect to the U.S. Debtors) or arrangement (with respect to the Canadian Debtors) are developed, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession.

As a result of our Chapter 11 filings and the other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of the DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

On March 29, 2007, we completed the refinancing of our Original DIP Facility with our new $5.0 billion DIP Facility, and effectuated the repayment of approximately $2.5 billion of outstanding CalGen Secured Debt primarily with borrowings under the DIP Facility. The DIP Facility may be increased from $5.0 billion to $7.0 billion under certain circumstances, and may be converted to our exit financing once we have confirmed a plan or plans of reorganization. See Note 7 for further discussion of the DIP Facility and repayment of the CalGen Secured Debt.

Under the Bankruptcy Code, we have the exclusive right until June 20, 2007, to file a plan or plans of reorganization and the exclusive right until August 20, 2007, to solicit acceptance thereof, in each case allowing for the maximum period of time provided by the Bankruptcy Code. The U.S. Bankruptcy Court has the power to terminate these periods prior to June 20, 2007, and August 20, 2007, respectively, and we can make no assurance that the U.S. Bankruptcy Court will not do so.

In connection with our restructuring activities, we have identified certain assets for potential divestiture. We are required to obtain U.S. Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to U.S. Bankruptcy Court approved auction procedures. See Note 5 for a discussion of our asset sales.

U.S. Debtors Condensed Combined Financial Statements

Condensed Combined Financial Statements of the U.S. Debtors are set forth below.

Condensed Combined Balance Sheets

March 31, 2007 and December 31, 2006

	U.S. Debtors
	March 31, 2007	December 31, 2006
	(in millions)
Assets:
Current assets	$5,253	$4,746
Restricted cash, net of current portion	45	47
Investments	2,099	2,147
Property, plant and equipment, net	7,453	7,629
Other assets	1,125	1,192
Total assets	$15,975	$15,761
Liabilities not subject to compromise:
Current liabilities	$5,630	$5,271
Long-term debt	616	411
Long-term derivative liabilities	385	375
Other liabilities	359	454
Liabilities subject to compromise	16,660	16,453
Stockholders’ deficit	(7,675)	(7,203)
Total liabilities and stockholders’ deficit	$15,975	$15,761

Condensed Combined Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

	U.S. Debtors
	2007	2006
	(in millions)
Total revenue	$1,523	$1,178
Total cost of revenue	1,525	1,192
Operating expense	51	87
Loss from operations	(53)	(101)
Interest expense	201	176
Other (income) expense, net	17	13
Reorganization items	103	298
Provision for income taxes	95	4
Loss before cumulative effect of a change in accounting principle	(469)	(592)
Cumulative effect of a change in accounting principle	—	1
Net loss	$(469)	$(591)

Condensed Combined Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

	U.S. Debtors
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(221)	$(30)
Investing activities	396	(311)
Financing activities	327	1,007
Net increase in cash and cash equivalents	502	666
Cash and cash equivalents, beginning of year	883	444
Effect on cash of new debtor filings	—	66
Cash and cash equivalents, end of year	$1,385	$1,176
Net cash paid for reorganization items included in operating activities	$31	$62
Net cash received from reorganization items included in investing activities	$(248)	$—
Net cash paid for reorganization items included in financing activities	$52	$—

Basis of Presentation — The U.S. Debtors’ Condensed Combined Financial Statements exclude the financial statements of the Non-U.S. Debtor parties. Transactions and balances of receivables and payables between U.S. Debtors are eliminated in consolidation. However, the U.S. Debtors’ Condensed Combined Balance Sheets include receivables from and payables to related Non-U.S. Debtor parties. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.

Interest Expense — Interest expense related to pre-petition LSTC has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by the Cash Collateral Order or is expected to be an allowed claim. Contractual interest (at non-default rates) to unrelated parties on LSTC not reflected on our Consolidated Condensed Financial Statements for the three months ended March 31, 2007 and 2006 was approximately $60 million and $77 million, respectively. Pursuant to the Cash Collateral Order, we made periodic cash adequate protection payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006 but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic adequate protection payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. Thereafter, unless we have confirmed a plan or plans of reorganization and are no longer subject to U.S. Bankruptcy Court jurisdiction, the holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and, therefore, have reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations.

Reorganization Items — Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and gains on the sale of assets related to our restructuring activities. Our restructuring activities will likely result in additional charges for expected allowed claims, asset impairments and other reorganization items that could be material to our financial position or results of operations in any given period. The table below lists the significant items within this category for the three months ended March 31, 2007 and 2006 (in millions):

	March 31, 2007	March 31, 2006
Provision for expected allowed claims(1)	$105	$230
Professional fees	46	28
Gains on asset sales, net of equipment impairments	(236)	—
DIP Facility financing and CalGen Secured Debt repayment costs	160	28
Interest (income) on accumulated cash	(8)	(5)
Other(2)	38	17
Total reorganization items	$105	$298

__________

(1)

Represents our estimate of the expected allowed claims related primarily to guarantees of subsidiary obligations and the rejection or repudiation of leases and other executory contracts in both periods.

(2)

Other reorganization items consist primarily of adjustments for foreign exchange rate changes on LSTC denominated in a foreign currency and governed by foreign law and employee severance and incentive costs in both periods. Additionally, during the three months ended March 31, 2007, we recorded $14 million of debt pre-payment and make whole premium fees related to the extinguishment of debt in connection with the sale of the Aries Power Plant. See Note 5 for additional information regarding this asset sale.

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

Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Consolidated Condensed Financial Statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period.

Liabilities Subject to Compromise — The amounts of LSTC at March 31, 2007, and December 31, 2006, consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Provision for expected allowed claims(1)	$6,002	$5,921
Second Priority Debt(2)	3,672	3,672
Unsecured senior notes	1,880	1,880
Convertible notes	1,824	1,824
Notes payable and other liabilities — related party	1,078	1,077
Accounts payable and accrued liabilities	474	383
Total liabilities subject to compromise	$14,930	$14,757

__________

(1)

A significant portion of the provision for expected allowed claims represents our estimate of the expected allowed claims for U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian subsidiaries. Some of the guarantee exposures are redundant; however, we determined the duplicative guarantees were probable of being allowed into the claim pool by the U.S. Bankruptcy Court, although we reserve all of our rights with respect to defending against such duplicative claims. We have reached a preliminary settlement with an ad hoc committee of bondholders related to Calpine Corporation guarantees of bonds issued by one of our Canadian subsidiaries which, if approved by the Bankruptcy Courts and consummated, may allow us to reduce the provision for expected allowed claims in LSTC relating thereto by approximately $700 million. The settlement is subject to execution of definitive documentation and approval by the Bankruptcy Courts and others. Additionally, the provision for expected allowed claims includes estimates of claim amounts resulting from the rejection or repudiation of leases and other executory contracts.

(2)

We have not made, and currently do not propose to make, an affirmative determination whether our Second Priority Debt is fully secured or undersecured. We do, however, believe that there is uncertainty about whether the market value of the assets collateralizing the obligations owing in respect of the Second Priority Debt is less than, equals or exceeds the amount of these obligations. Therefore, in accordance with the applicable accounting standards, we have classified the Second Priority Debt as LSTC.

3.  Property, Plant and Equipment, Net and Capitalized Interest

As of March 31, 2007, and December 31, 2006, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2007	December 31, 2006
Buildings, machinery and equipment	$13,883	$13,993
Geothermal properties	934	934
Other	283	272
	15,100	15,199
Less: Accumulated depreciation	(2,346)	(2,253)
	12,754	12,946
Land	83	85
Construction in progress	582	572
Property, plant and equipment, net	$13,419	$13,603

Buildings, Machinery and Equipment — The decrease in buildings, machinery and equipment during the quarter is primarily due to the asset sales discussed in Note 5.

Construction in Progress — In April 2007, the Freeport Energy Center in Freeport, Texas began commercial operations. This facility was producing steam through the use of auxiliary boilers prior to the commercial operations date. Accordingly, the facility’s construction in progress costs were transferred to the applicable property category, primarily buildings, machinery and equipment subsequent to March 31, 2007.

Capitalized Interest — For the three months ended March 31, 2007 and 2006, the total amount of interest capitalized was $7 million and $10 million, respectively.

4.  Investments

At March 31, 2007, and December 31, 2006, our joint venture investments included the following (in millions):

	Ownership Interest as of	Investment Balance at
	March 31, 2007	March 31, 2007	December 31, 2006
Greenfield Energy Centre(1)	50%	$167	$129
Total investments in power projects		$167	$129

__________

(1)

Greenfield LP is a limited partnership formed for the purpose of constructing and operating the Greenfield Energy Centre, a 1,005-MW combined-cycle plant in Ontario, Canada. Our investment is accounted for under the equity method.

In addition, we hold a 100% interest in certain Canadian and other foreign subsidiaries most of which were deconsolidated as of the Petition Date, due to the Canadian subsidiaries’ filing for creditor protection under the CCAA in Canada. All of these investments were fully impaired as of the Petition Date, and are accounted for under the cost method.

Contribution — During the three months ended March 31, 2007, we contributed $38 million in cash as an additional investment in Greenfield LP.

5.  Asset Sales

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC, for $234 million plus certain per diem expenses incurred by us for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $78 million during the first quarter of 2007 related to the sale. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

On February 21, 2007, we completed the sale of substantially all of the assets of the Goldendale Energy Center, a 247-MW natural gas-fired combined-cycle power plant located in Goldendale, Washington, to Puget Sound Energy LLC for approximately $120 million, plus the assumption by Puget Sound of certain liabilities. We recorded a pre-tax gain of approximately $31 million during the first quarter of 2007.

The asset sales discussed above did not meet the criteria for discontinued operations due to our continuing involvement in the markets in which these power plants operate; therefore, the results of operations for all periods prior to sale are included in our continuing operations.

On March 22, 2007, we completed the sale of substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, to Alstom Power Inc. for approximately $242 million, plus the assumption by Alstom Power Inc. of certain liabilities. In connection with the sale, we entered into a parts supply and development agreement with PSM whereby we have committed to purchase turbine parts and other services totaling approximately $200 million over a five-year period. We have determined that the sale of PSM does not meet the criteria for discontinued operations due to our continuing involvement through the parts supply and development agreement; therefore, the results of operations for all periods prior to sale are included in our continuing operations. Additionally, we recorded a pre-tax gain of $135 million during the first quarter of 2007 as the risks and other incidents of ownership were transferred to Alstom Power Inc.

On April 23, 2007, we entered into a purchase agreement with Cleco to sell our 50% ownership interest in Acadia PP, the owner of the Acadia Energy Center, a 1,212-MW natural gas-fired facility located near Eunice, Louisiana, for approximately $60 million. The sale price reflects the payment of $85 million in priority distributions due to Cleco in accordance with the limited liability company agreement of Acadia PP. The sale is subject to U.S. Bankruptcy Court approval of an auction process in which qualified bidders can make competing offers. Closing of the transaction is subject to certain additional conditions including receipt of any regulatory approvals. In connection with the proposed sale, we also entered into a settlement agreement with Cleco under which Cleco will receive an allowed unsecured claim against us in the amount of $85 million as a result of the rejection by CES of two long-term PPAs for the output of the Acadia Energy Center and our guarantee of those agreements. The auction process, sale and settlement agreement are subject to U.S. Bankruptcy Court approval. The expected sale and settlement agreement could result in reorganization items consisting of impairment charges and a provision for expected allowed claims totaling approximately $200 million, subject to adjustment for the results of the auction process.

6.  Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes our net loss, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, our share of equity method investee’s OCI, and the effects of foreign currency translation adjustments. We report AOCI in our Consolidated Condensed Balance Sheets. The table below details the components of our comprehensive loss during the three months ended March 31, 2007 and 2006, (in millions).

	Three Months Ended March 31,
	2007	2006
Net loss	$(459)	$(589)
Other comprehensive income (loss):
Comprehensive pre-tax gain (loss) on cash flow hedges before reclassification adjustment, net of tax	(13)	66
Reclassification adjustment for (gains) losses included in net loss, net of tax	10	(13)
Income tax benefit (provision)	—	(21)
Total comprehensive loss	$(462)	$(557)

7.  Debt

Long-term debt at March 31, 2007, and December 31, 2006, was as follows (in millions):

	March 31, 2007	December 31, 2006
DIP Facility	$4,000	$—
Original DIP Facility	—	997
CalGen financing	—	2,511
Construction/project financing	2,003	2,203
CCFC financing	781	782
Preferred interests	580	584
Notes payable and other borrowings	480	564
Capital lease obligations	279	280
Total debt (not subject to compromise)	8,123	7,921
Less: Amounts reclassified to debt, current portion	788	3,051
Less: Current maturities	4,212	1,518
Debt (not subject to compromise), net of current portion	$3,123	$3,352

DIP Facility — On March 29, 2007, we completed the refinancing of the Original DIP Facility with our new $5.0 billion DIP Facility. The DIP Facility consists of a $4.0 billion senior secured term loan and a $1.0 billion senior secured revolving credit facility together with an uncommitted term loan facility that permits us to raise up to $2.0 billion of incremental term loan funding on a senior secured basis with the same priority as the current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility is priced at LIBOR plus 2.25% or base rate plus 1.25% and matures on the earlier of the effective date of a confirmed plan or plans of reorganization or March 29, 2009. We have the option to convert the DIP Facility into our exit financing, provided certain conditions are met, which would extend the maturity date to March 29, 2014. We expect the effective date of our plan or plans of reorganization will be within the next twelve months; therefore, borrowings under the DIP Facility are classified as current at March 31, 2007. In addition to refinancing the Original DIP Facility, borrowings under the DIP Facility were applied on March 29, 2007, to the repayment of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt (see “ — Repayment of CalGen Secured Debt” below). In connection with the DIP Facility, we incurred transaction costs of $52 million which are included in reorganization items on our Consolidated Condensed Statements of Operations.

The DIP Facility contains restrictions on the U.S. Debtors, including limiting their ability to, among other things: (i) incur additional indebtedness; (ii) create or incur liens to secure debt; (iii) lease, transfer or sell assets or use proceeds of permitted asset leases, transfers or sales; (iv) issue capital stock; (v) make investments; and (vi) conduct certain types of business.

Our ability to utilize the DIP Facility is subject to the DIP Order. Subject to the exceptions set forth in the DIP Order, the obligations of the U.S. Debtors under the DIP Facility are secured by (i) an allowed administrative expense claim in each of the loan parties’ Chapter 11 cases, (ii) a perfected first priority lien on, and security interest in, all present and after-acquired property of the U.S. Debtors not subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or to a valid lien in existence on the Petition Date and subsequently perfected (excluding rights in avoidance actions), (iii) a perfected junior lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is otherwise subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or a valid lien in existence on the Petition Date that is subsequently perfected and (iv) to the extent applicable, a perfected first priority priming lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is subject to the replacement liens granted pursuant to and under the Cash Collateral Order.

As of March 31, 2007, there was $4.0 billion outstanding under the term loan facility, nothing outstanding under the revolving credit facility, and $98 million of letters of credit were issued against the revolving credit facility.

Repayment of CalGen Secured Debt — On March 29, 2007, we repaid the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, primarily with borrowings under the DIP Facility term loan facility plus approximately $224 million of cash on hand at CalGen. To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a pre-payment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to an unsecured claim for damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal. As a result of the DIP Order and repayment of CalGen Secured Debt, we incurred charges of $32 million to write off the remaining unamortized discount and deferred financing costs and recorded $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. These charges are included in reorganization items on our Consolidated Condensed Statement of Operations for the three months ended March 31, 2007. Both we and the holders of the CalGen Secured Debt have filed notices of appeal to the SDNY Court seeking review of the DIP Order. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time. Accordingly, we have not accrued any default interest for the CalGen Secured Debt as of March 31, 2007. Under the CalGen Secured Debt agreements, the lenders could receive additional default interest of 1% on the CalGen Notes and 2% on the CalGen Term Loans from December 21, 2005, through March 29, 2007.

Annual Debt Maturities

Contractual annual principal repayments or maturities of debt instruments not subject to compromise, as of March 31, 2007, are as follows (in millions):

April through December 2007	$142
2008	4,195
2009	599
2010	523
2011	1,834
Thereafter	867
Total debt	8,160
(Discount)/Premium	(37)
Total	$8,123

Otay Mesa Energy Center, LLC Project Financing — On May 3, 2007, OMEC entered into a non-recourse project finance facility of $377 million to finance the construction of the Otay Mesa Energy Center, a 596-MW natural gas-fired power plant located in southern San Diego County, California. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the plant, and matures in April 2019. OMEC will also enter into a letter of credit facility to support certain project obligations. The facility is initially priced at LIBOR plus 1.5%. OMEC will be required to enter into interest rate swap agreements for at least 90% of the construction loan and 100% of the term loan through the maturity date.

We have also entered into a ground sublease and easement agreement with SDG&E which, among other things, provides for a put option by OMEC to sell, and a call option by SDG&E to buy, the facility on the tenth anniversary of the commercial operation date, or upon earlier termination of the PPA, at predetermined prices subject to certain adjustments based on performance of the facility.

Debt, Lease and Indenture Covenant Compliance

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness of the Calpine Debtors outstanding at the Petition Date. As a result of the events of default, the debt outstanding under the affected debt instruments generally became automatically and immediately due and payable. We believe that any efforts to enforce such payment obligations against U.S. Debtors are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends through July 20, 2007. Such events of default generally also constituted breaches of executory contracts and unexpired leases of U.S. Debtors. Actions taken by counterparties or lessors based on such breaches, we believe, are also stayed as a result of the Chapter 11 filings. However, under the Bankruptcy Code, we must cure all pre-petition defaults of executory contracts and unexpired leases that we seek to assume. Once we assume an executory contract or unexpired lease pursuant to an order of the U.S. Bankruptcy Court, such executory contract or unexpired lease becomes a post-petition obligation of the applicable U.S. Debtor, and efforts on the part of counterparties or lessors to enforce the U.S. Debtor’s obligations under such contracts or leases may or may not be stayed as a result of the Chapter 11 filings.

In addition, as described further below, the Chapter 11 filings by certain of the U.S. Debtors caused, directly or indirectly, defaults or events of default under the debt of certain Non-Debtor entities. Such events of default (or defaults that become events of default) could give holders of debt under the relevant instruments the right to accelerate the maturity of all debt outstanding thereunder if the defaults or events of default were not cured or waived. There can be no assurance that such waivers can be obtained or defaults otherwise cured.

Calpine Debtor Entities

Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants which are customary for DIP financings of this nature. As of March 31, 2007, we were in compliance with the DIP Facility covenants.

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

While it does not affect a debt instrument, we own a 50% interest in Acadia PP through our wholly owned subsidiary, Calpine Acadia Holdings, LLC, which is a U.S. Debtor. The remaining 50% is owned by a subsidiary of Cleco, Acadia Power Holdings, LLC. Calpine Acadia Holdings, LLC and Acadia Power Holdings, LLC are subject to a limited liability company agreement which, among other things, governs their relationship with regard to ownership of Acadia PP. The limited liability company agreement provides that bankruptcy of Calpine Acadia Holdings, LLC is an event of default under such agreement and sets forth certain exclusive remedies in the event that default occurs, including winding up Acadia PP or permitting the non-defaulting party to buy out the defaulting party’s interest at market value less 20%. However, we believe that any efforts to enforce such remedies would be stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. To date, no default of the limited liability company agreement has been declared. See Note 5 for a discussion of the pending sale of our 50% interest in Acadia PP and related settlement agreement with Cleco.

Non-Debtor Entities

As of March 31, 2007, we were in compliance with our obligations under the instruments governing the debt of our Non-Debtor entities, except as described below.

Blue Spruce Energy Center.  In connection with the project financing transaction by Blue Spruce, an event of default existed under the project credit agreement, due to cross default provisions related to the Chapter 11 filing by CES. Subsequently, we obtained an amendment and waiver under the project credit agreement from the lender, which waived the defaults unless and until the CES tolling agreement related to the Blue Spruce facility is rejected in the Chapter 11 cases. In addition, we have failed to deliver certain financial information for this project within the times provided under the project credit agreement. As a result, our obligations with respect to this project credit agreement have been classified as current. Further, we have requested approval from the U.S. Bankruptcy Court to repay outstanding obligations under the project credit agreement. The U.S. Bankruptcy Court has scheduled a hearing on May 9, 2007, to consider our request, and we expect to receive the requested approval and complete the repayment during the second quarter of 2007.

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

8.  Derivative Instruments

The table below reflects the amounts that are recorded as assets and liabilities at March 31, 2007, for our derivative instruments (in millions):

	Interest Rate Derivative Instruments	Commodity Derivative Instruments Net	Total Derivative Instruments
Current derivative assets	$5	$215	$220
Long-term derivative assets	1	339	340
Total assets	$6	$554	$560
Current derivative liabilities	$1	$353	$354
Long-term derivative liabilities	4	475	479
Total liabilities	$5	$828	$833
Net derivative assets (liabilities)	$1	$(274)	$(273)

Of our net derivative liabilities at March 31, 2007, $66 million are net derivative assets of PCF, which is an entity with its existence separate from us and other subsidiaries of ours, and $168 million are net derivative liabilities of Deer Park. We fully consolidate Deer Park and PCF, and we record the derivative assets of PCF on our Consolidated Condensed Balance Sheets.

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at March 31, 2007 (in millions):

March 31, 2007
Net derivative liabilities	$(273)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	232
Cash flow hedges terminated prior to maturity	(31)
Cumulative OCI tax benefit	26
Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(46)

____________

(1)	Amount represents one portion of our total AOCI balance of $(49).

Mark-to-market activities, net as shown on our Consolidated Condensed Statements of Operations includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments not designated as cash flow hedges. Gains (losses) due to ineffectiveness on hedging instruments were $2 million and $(2) million for the three months ended March 31, 2007 and 2006, respectively. Hedge ineffectiveness is included in unrealized mark-to-market gains and losses.

The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the three months ended March 31, 2007 and 2006, respectively (in millions):

	Three Months Ended March 31,
	2007	2006
Natural gas derivatives	$(6)	$146
Power derivatives	3	(131)
Interest rate derivatives	(7)	(2)
Total derivatives	$(10)	$13

As of March 31, 2007, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 1 and 6 years, for commodity and interest rate derivative instruments, respectively. We currently estimate that pre-tax losses of $45 million would be reclassified from AOCI into earnings during the twelve months ended March 31, 2008, as the hedged transactions affect earnings assuming constant gas and power prices and interest rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

The table below presents the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices and interest rates over time (in millions).

	2007	2008	2009	2010	2011	Thereafter	Total
Natural gas derivatives	$18	$—	$—	$—	$—	$—	$18
Power derivatives	(59)	(6)	(4)	(3)	—	—	(72)
Interest rate derivatives	(2)	2	(1)	(1)	(1)	(15)	(18)
Total pre-tax AOCI	$(43)	$(4)	$(5)	$(4)	$(1)	$(15)	$(72)

9.  Loss per Share

As we have incurred net losses during the three months ended March 31, 2007 and 2006, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Potentially convertible securities and unexercised in-the-money stock options to purchase a weighted average of 445 thousand and 73 thousand shares of our common stock for the three months ended March 31, 2007 and 2006, were not considered in the loss per share calculation as such inclusion would have been anti-dilutive.

In addition, the computation of diluted loss per share excluded the effects of unexercised out-of-the-money stock options of 20,523 thousand and 35,579 thousand for the three months ended March 31, 2007 and 2006, respectively, due to the exercise prices being greater than the average fair market prices and our net losses. For the three months ended March 31, 2007 and 2006, 629 thousand and 1,033 thousand weighted average common shares of our contingently issuable (unvested) restricted stock were excluded from the calculation of diluted loss per share because our closing stock price had not reached the price at which the shares vest, and as discussed above, inclusion would be anti-dilutive.

There were no shares potentially issuable and thus potentially included in the loss per share calculation under our 2023 Convertible Notes, 2015 Convertible Notes and 2014 Convertible Notes because the exercise prices exceeded the price of Calpine’s common stock. Therefore, we excluded a maximum potential of approximately 399,914 thousand shares related to these contingently convertible notes.

We also excluded 40,425 thousand and 89,000 thousand shares of common stock at March 31, 2007 and 2006, respectively, subject to a share lending agreement with DB London.

10.  Commitments and Contingencies

We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. Further, we and the majority of our subsidiaries filed either for reorganization under Chapter 11 in the U.S. Bankruptcy Court or creditor protection under the CCAA in the Canadian Court on the Petition Date, and additional subsidiaries have filed thereafter. Generally, pursuant to automatic stay provisions under the Bankruptcy Code and orders (which currently extend through July 20, 2007) granted by the Canadian Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession. Accordingly, unless indicated otherwise, each case listed below is currently stayed. To the extent that there are any judgments against us in any of these matters during the pendency of our Chapter 11 cases, we expect that such judgments would be classified as LSTC. See Note 2 for information regarding our Chapter 11 cases and CCAA proceedings. In addition to the Chapter 11 cases and CCAA proceedings (in connection with which certain of the matters described below arose), and the other matters described below, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

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

Phelps v. Calpine Corporation, et al.  Two nearly identical class action complaints alleging claims under ERISA were consolidated under the caption In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA as filed in the Northern District Court against Calpine Corporation, the members of Calpine Corporation’s Board of Directors, the 401(k) Plan’s Advisory Committee and its members, signatories of the 401(k) Plan’s Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002, an employee of a consulting firm hired by the 401(k) Plan, and unidentified fiduciary defendants alleging claims under ERISA purportedly on behalf of the participants in the 401(k) Plan from January 5, 2001, to the present who invested in the Calpine unitized stock fund. Plaintiffs allege that defendants breached their fiduciary duties involving the 401(k) Plan, in violation of ERISA. All of the plaintiffs’ claims were dismissed with prejudice by the Northern District Court. The plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiffs opposed the motion and the hearing was scheduled for June 5, 2006; however, prior to the hearing, the parties stipulated to allow the appeal to proceed. If the Northern District Court ruling is reversed, the plaintiffs may then seek leave from the U.S. Bankruptcy Court to proceed with the action. Plaintiff’s opening brief was filed with the Ninth Circuit Court of Appeals on November 6, 2006. The Ninth Circuit has stayed further briefing on the appeal pending completion of the parties’ participation in the court’s alternative dispute resolution program. On March 21, 2007, the parties reached an agreement in principle to settle the plaintiffs’ claims in return for a payment of $4 million by Calpine’s fiduciary insurance carrier. The settlement is subject to approval by the U.S. Bankruptcy Court and the Northern District Court.

Johnson v. Peter Cartwright, et al.  On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine Corporation against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending, but stayed, in Santa Clara County Superior Court. Calpine Corporation is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine Corporation and stock sales by certain of the director defendants and the officer defendant. On July 1, 2003, the Santa Clara County Superior

Court granted Calpine Corporation’s motion to stay this proceeding until In re Calpine Corporation Securities Litigation, an action then-pending in the Northern District of California, was resolved, or until its further order. In re Calpine Corporation Securities Litigation was resolved by a settlement in November 2005. This case is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants and plaintiff opposed the motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court extending the stay to the individual defendants and ruling that plaintiff has no standing to pursue derivative claims because they are now property of the estate. Accordingly, the case is now stayed as to Calpine Corporation and the individual defendants. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations if the stay is lifted.

Panda Energy International, Inc., et al. v. Calpine Corporation, et al.  On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, the development rights of which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta Energy Center and that the defendant’s actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $49 million (including related interest) was outstanding at March 31, 2007. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to continue to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but did not proceed due to the stay. There has been no activity since the Petition Date.

Snohomish PUD No. 1, et al. v. FERC (regarding Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. complaint dismissed by FERC).  On December 4, 2001, NPC and SPPC filed a complaint with FERC under Section 206 of the FPA against a number of parties to their PPAs, including CES. NPC and SPPC allege in their complaint that the prices they agreed to pay in certain of the PPAs, including those signed with CES, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for CES and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge’s findings and dismissed the complaint, and subsequently denied rehearing of that order. The case was appealed to the Ninth Circuit Court of Appeals. On December 19, 2006, the Ninth Circuit issued a decision finding that FERC erred in its legal analysis and remanded the cases to FERC for further review. CES, along with other suppliers, filed a Petition for Certiorari with the U.S. Supreme Court on May 3, 2007, asking the Court to review the Ninth Circuit’s decision. Three additional Petitions for Certiorari were filed by other power suppliers affected by the Ninth Circuit’s decision. We cannot predict at this time whether these petitions will be granted or the impact the case will have on CES.

Transmission Service Agreement with Nevada Power Company.  On September 30, 2004, NPC filed a complaint in state district court of Clark County, Nevada against Calpine Corporation, Moapa, FFIC and unnamed parties alleging, among other things, breach by Calpine Corporation of its obligations under a TSA between Calpine Corporation and NPC for 400 MW of transmission capacity and breach by FFIC of its obligations under a surety bond, which surety bond was issued by FFIC to NPC to support Calpine Corporation’s obligations under this TSA. This proceeding was removed from state court to the U.S. District Court for the District of Nevada. On December 10, 2004, FFIC filed a motion to dismiss, which was granted on May 25, 2005 with respect to claims asserted by NPC that FFIC had breached its obligations under the surety bond by not honoring NPC’s demand that the full amount of the surety bond ($33 million) be paid to NPC in light of Calpine Corporation’s failure to provide replacement collateral upon the expiration of the surety bond on May 1, 2004. NPC’s motion to amend the complaint was granted on November 17, 2005 and its amended complaint was filed December 8, 2005. This case was stayed as to Calpine Corporation and Moapa on the Petition Date, but not as to co-defendant FFIC. On February 10, 2006, FFIC filed a motion to dismiss NPC’s amended complaint for failure to state a claim against FFIC. On June 1, 2006, the district court issued an order denying FFIC’s motion. FFIC answered the amended complaint on June 16, 2006. On August 1, 2006, the U.S. Debtors filed an adversary complaint and motion against NPC seeking an extension of the automatic stay, or in the alternative, a temporary injunction to preclude NPC from pursuing its derivative claims against FFIC while the U.S. Debtors restructured. On August 16, 2006, NPC agreed to take no further action in the Nevada district court litigation until the U.S. Bankruptcy Court ruled on the U.S. Debtors’ motion. The Creditors’ Committee and FFIC filed motions to intervene in the adversary proceeding, which were granted on October 25, 2006. Also on October 25, 2006, the U.S. Bankruptcy Court granted the U.S. Debtors’ motion, enjoining prosecution of the NPC action until after the successful implementation of a plan of reorganization or further order of the U.S. Bankruptcy Court. On November 1, 2006, NPC filed a notice of appeal of the U.S. Bankruptcy Court’s decision enjoining prosecution of the NPC action. On March 28, 2007, the SDNY Court issued an opinion and order affirming the U.S. Bankruptcy Court’s stay orders. The appeal to the SDNY Court was subsequently dismissed. On April 25, 2007, NPC filed a Notice of Appeal to the SDNY Court appealing the March 28, 2007 order.

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

On August 2, 2005, the Supreme Court of Nova Scotia denied all relief to the Harbert Distressed Fund and all other holders of the ULC II senior notes that purchased ULC II senior notes on or after September 1, 2004. However, the Supreme Court of Nova Scotia did state that a remedy should be granted to any holder of ULC II senior notes, other than the Calpine respondent companies, that purchased ULC II senior notes prior to September 1, 2004 and that continued to hold those ULC II senior notes on August 2, 2005, and in connection therewith ordered CCRC to maintain control of the net proceeds from the July 2005 sale of the Saltend Energy Centre until a final order was issued. On November 30, 2005, the ULC II senior notes indenture trustee filed a final report confirming the aggregate face value of bonds held by holders of the ULC II senior notes that purchased such ULC II senior notes prior to September 30, 2004 and that continued to hold those ULC II senior notes on August 2, 2005 was (at then-current exchange rates) approximately $42 million.

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

In connection with the CCAA proceedings, Calpine Corporation had given undertakings to the Canadian Court and to the ULC II senior notes indenture trustee that: (i) the net Saltend Energy Centre sale proceeds remained at Calpine UK Holdings Limited, a subsidiary of CCRC; (ii) Calpine Corporation intended to continue to hold the monies there and would provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings if that intention changed; (iii) the Saltend Energy Centre sale proceeds held at Calpine UK Holdings Limited were not pledged as collateral for the DIP Facility; and (iv) Calpine Corporation would provide advance notice to the ULC II senior notes indenture trustee and the service list in the CCAA proceedings of any filing of Calpine UK Holdings Limited in Canada, the U.S. or the United Kingdom. On July 31, 2006, consistent with the undertakings given to the Canadian Court and the order entered by the Supreme Court of Nova Scotia dated August 2, 2005, the Canadian Debtors gave notice that the net proceeds of the Saltend Energy Centre sale were being (and now have been) repatriated to Canadian Debtor CCRC.

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

Pit River Tribe, et al. v. Bureau of Land Management, et al.  On June 17, 2002, Pit River filed suit in the U.S. District Court for the Eastern District of California seeking to enjoin further exploration, construction and development of the Calpine Fourmile Hill Project at Glass Mountain. It challenges the validity of the decisions of the BLM and the Forest Service to permit the development of the project under leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief were sought. Our answer was submitted on August 20, 2002. Cross-motions for summary judgment on all claims in the lawsuit were submitted in May and June 2003. The court held oral argument on the motions on September 10, 2003, and took the motions under advisement. Defendants’ motions for summary judgment were granted on February 13, 2004, and the lawsuit was dismissed. Plaintiff filed an appeal to the Ninth Circuit Court of Appeals on April 15, 2004. Briefing on the appeal was completed on December 6, 2004. Following our Chapter 11 filing, we and Pit River filed a stipulation with the U.S. Bankruptcy Court to lift the automatic stay to allow the appeal to proceed with oral arguments, which were held on February 14, 2006. On November 5, 2006, the Ninth Circuit Court of Appeals issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act when granting the lease extensions and, therefore, held that the extensions were invalid. We are currently reviewing the order and considering our alternatives. On February 20, 2007, the federal appellees filed a Petition for Panel Rehearing of the November 5, 2006, order. We filed our Petition for Rehearing and Suggestion for Rehearing En Banc on February 21, 2007. On April 18, 2007, the Ninth Circuit Court of Appeals issued an order denying both the federal appellees and our Petitions for Rehearing. We are currently reviewing the order and considering our alternatives.

Chapter 11 Related Litigation

Appeal Related to Rejection of Power Purchase Agreements.  On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court’s decision to the U.S. Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006, and we have not yet received a decision. We cannot determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, three of the PPAs are the subject of negotiated settlements, and we have reached settlement regarding a fourth PPA subject to obtaining U.S. Bankruptcy Court and regulatory approval. We continue to perform under the PPAs that remain in effect. We cannot presently determine the ultimate outcome of the pending court cases nor the market factors that will need to be considered in valuing the contracts to be rejected and therefore are unable to estimate the expected allowed claims related to these PPAs.

First Priority Notes Make Whole Litigation.  In June 2006, pursuant to orders of the U.S. Bankruptcy Court, we completed repayment of the First Priority Notes at par ($646 million) plus accrued and unpaid interest. The repayment orders provided that such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their demand for payment of a “make whole” premium they alleged to be due as a result of our repayment of First Priority Notes prior to their stated maturity. The First Priority Trustee appealed each of the repayment orders to the SDNY Court. In addition, the First Priority Trustee filed an adversary proceeding in the U.S. Bankruptcy Court on behalf of the holders of the First Priority Notes seeking a declaratory judgment on the merits of their demand for a “make whole” premium. On June 21, 2006, the U.S. Bankruptcy Court entered an order approving our request to extend the date by which we were required to answer or otherwise move with respect to the First Priority Trustee’s adversary proceeding until ten days after a final order was entered in the First Priority Trustee’s appeal to the SDNY Court of the repayment orders. The First Priority Trustee then appealed the U.S. Bankruptcy Court’s June 21, 2006, order to the SDNY Court as well, and on July 24, 2006, the SDNY Court entered an order consolidating both appeals. On January 9, 2006, the SDNY Court affirmed the U.S. Bankruptcy Court’s repayment orders, and dismissed for lack of appellate jurisdiction the First Priority Trustee’s appeal of the U.S. Bankruptcy Court’s June 21, 2006, order. On February 8, 2007, the First Priority Trustee filed a notice of appeal of the SDNY Court’s opinion to the Second Circuit Court of Appeals. On April 20, 2007, the Second Circuit Court of Appeals approved the parties’ stipulation to dismiss the First Priority Trustee’s appeals. The First Priority Trustee’s adversary proceeding remains pending in the U.S. Bankruptcy Court.

Calpine Canada Natural Gas Partnership v. Calpine Energy Services Canada Partnership, et al.  On December 14, 2006, CCNG commenced an action in the Canadian Court against CES-Canada and Lisa Winslow, the trustee of CGCT to, among other things, set aside the transfer of a 49.995% limited partnership interest in Greenfield LP from CES-Canada to CGCT as a fraudulent conveyance or preference. This action alleges that approximately one month prior to CES-Canada seeking protection under the CCAA, CES-Canada transferred its ownership interest in Greenfield LP to CGCT for $100.00. The Plaintiff, a Canadian Debtor and creditor of CES-Canada, alleges that the value of the interest in Greenfield LP was materially in excess of the stated consideration and that the transfer was made with the intent to delay, hinder, defraud, prejudice or postpone the creditors of CES-Canada.

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

On January 15, 2007, the unitholders of CGCT brought a motion in the Canadian Court to be added as parties to the action or, in the alternative, to be joined as intervenors in order to protect their financial and legal interests. The motion was adjourned.

On March 23, 2007, the U.S. Debtors filed a motion in the U.S. Bankruptcy Court requesting authority to enter an interim resolution of the avoidance action that would permit Greenfield LP to obtain secured project financing. Specifically, the U.S. Debtors sought, among other things, to offer the plaintiff in the avoidance action an administrative expense claim against the Calpine Corporation Chapter 11 estate in the amount of any favorable judgment obtained by the plaintiff in the avoidance action in exchange for a full waiver of any right of the plaintiff to recover the underlying 49.995% partnership interest. On March 29, 2007, the U.S. Debtors brought a companion motion in the Canadian Court seeking an order limiting any relief of the plaintiff in the Greenfield LP action to an administrative expense claim upon the approval of such administrative claim by the U.S. Bankruptcy Court at its hearing scheduled for April 12, 2007.

The U.S. Debtors and the Canadian Debtors reached an agreement for the form of an interim resolution related to the administrative expense claim and, on April 5, 2007, the Canadian Court entered an order consistent with the agreement. The U.S. Bankruptcy Court approved the interim resolution previously approved by the Canadian Court by order dated April 12, 2007.

The Canadian Debtors brought a motion to establish a litigation protocol governing the conduct of the Greenfield LP action and the U.S. Debtors brought back on the motion to add the unitholders of CGCT as parties to the action both returnable April 4, 2007. Both motions were adjourned until the next hearing of the Canadian Court.

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

(xvi) risks associated with marketing and selling power from plants in the evolving energy markets; (xvii) present and possible future claims, litigation and enforcement actions; (xviii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xix) other risks identified in this Report and our 2006 Form 10-K. You should also carefully review other reports that we file with the SEC, including without limitation our 2006 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Executive Overview

We have successfully managed one of our key challenges for 2007 by completing the refinancing of our Original DIP Facility and repaying the approximately $2.5 billion of CalGen Secured Debt upon the closing of our $5.0 billion DIP Facility in the first quarter of 2007. We expect the DIP Facility to take us through our emergence from Chapter 11. Our next major restructuring milestone is finalizing and soliciting the confirmation of a plan or plans of reorganization. We expect to propose a plan or plans of reorganization by June 20, 2007, that will provide a roadmap for our emergence from Chapter 11. Finalizing a plan or plans of reorganization will involve negotiations with the Committees and, with U.S. Bankruptcy Court approval, will determine how the claims of various creditors and interests of equity holders will be satisfied.

We continue to face challenges, but we believe our accomplishments to date have positioned us to capitalize on our core competencies and successfully emerge from Chapter 11.

Our Business

We are a wholesale power company that operates and develops clean, reliable and cost-competitive power generation facilities primarily in the U.S. Our core business and primary source of revenue is the generation and sale of electricity and electricity-related products across the U.S. through the operation of our portfolio of generation assets. We protect and enhance the value of our assets with sophisticated commercial risk management and asset optimization, which optimize the dispatch and maintenance of our power plants. Since the Petition Date, we have been operating as debtors-in-possession pursuant to the Bankruptcy Code.

We operate a fleet of power generation facilities with over 25,000 MW of capacity as of March 31, 2007, making us one of the largest wholesale power producers in the U.S. Our portfolio is comprised of two fuel-efficient and clean power generation technologies: natural gas-fired combustion (primarily combined-cycle) facilities and renewable geothermal facilities. We own or lease 64 operating natural gas-fired power facilities in 18 states across the U.S. as well as 19 geothermal facilities in the Geysers region of northern California. Our geothermal facilities are the largest producing geothermal resource in the U.S. Our natural gas-fired portfolio is equipped with state-of-the-art power generation technologies and is recognized as one of the most environmentally friendly and fuel-efficient fleets in the U.S.

We are focused on maximizing value by leveraging our portfolio of power plants, geographic diversity and operational and commercial expertise to provide the optimal combination of products and services to our customers. To accomplish this goal, we seek to maximize asset performance, optimize the management of our commodity exposure and take advantage of growth and development opportunities.

We have developed a long-term business plan that has refocused our attention on our core strengths and that we expect will enable us to emerge from Chapter 11 as a more profitable enterprise. Our new business plan was prepared using a bottom-up approach, with input from throughout the organization and in conjunction with our third-party advisors. The primary assumptions and financial modeling underlying our new business plan have been completed; however, additional changes may be required due to changes in market and regulatory conditions. This new business plan will serve as the foundation for our plan of reorganization.

Restructuring

Asset Divestitures and Designated Projects — During the first quarter of 2007, we sold one of our designated projects (Aries Power Plant) and an additional power plant (Goldendale Energy Center). We also sold substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, as we determined PSM’s activities were no longer a strategic fit within our core business. Our actions with respect to the designated project and other asset sales resulted in total proceeds of approximately $590 million during the first quarter of 2007. See “Liquidity and Capital Resources — Asset Sales” for a discussion of our designated projects.

Executory Contracts and Unexpired Lease Analysis — Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. We continue to review our executory contracts and unexpired leases using operational and economic criteria to determine what action should be taken. We also may have the opportunity to renegotiate certain executory contracts rather than pursuing a rejection or termination. As a result of our contract rejection and repudiation activities, we recorded $112 million in estimated expected allowed claims during the first quarter of 2007.

Capital Structure and Interest Expense — We have implemented initiatives to simplify our capital structure and to reduce our contractual interest expense. As a result of our asset sales during the first quarter of 2007, we have reduced our existing indebtedness by over $178 million. As a result of our asset sale activities and the refinancing of the CalGen Secured Debt during the first quarter of 2007, we expect to realize annualized interest savings of approximately $102 million, excluding certain transaction costs.

Claims Reconciliation Process — We are performing a comprehensive review and reconciliation of approximately 18,000 claims received against the U.S. Debtor estates totaling $110.1 billion. This process involves the identification of certain categories of claims that might be disallowed and expunged, reduced and allowed or reclassified and allowed. Through March 31, 2007, our claims objections filed with the U.S. Bankruptcy Court have resulted in disallowed and expunged claims totaling $27.4 billion. We identified an additional $45.0 billion of claims as redundant. We expect to file additional omnibus claims objections during the pendency of the Chapter 11 cases. In April 2007, we reached a preliminary settlement related to Calpine Corporation guarantees of bonds issued by one of our Canadian subsidiaries which, if approved by the Bankruptcy Courts and consummated, may allow us to reduce the provision for expected allowed claims in LSTC relating thereto by approximately $700 million and eliminate more than $8.5 billion of claims, which represent one of the largest related groups of claims in our Chapter 11 cases. The settlement is subject to execution of definitive documentation and approval by the Bankruptcy Courts and others.

Reorganization Items

We have and will continue to incur substantial expenses resulting from our Chapter 11 cases. Reorganization items presented on our Consolidated Condensed Statements of Operations represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on cash accumulated during the Chapter 11 cases and gains on the sale of assets related to our restructuring activities. During the first quarter of 2007, we recorded $105 million of reorganization items primarily related to contract rejection and repudiation activities and costs associated with the refinancing of the Original DIP Facility and repayment of the CalGen Secured Debt, net of gains on asset sales. During the same period in 2006, we recorded $298 million of reorganization items, most of which related to the provision for an expected allowed claim resulting from our guarantee of CES-Canada’s performance under a tolling agreement which it repudiated.

We expect that our financial results could be volatile throughout 2007 and through our emergence from Chapter 11 as our restructuring activities will likely result in additional charges for expected allowed claims, asset impairments and reorganization items that could be material to our financial position or results of operations in any given period.

Future Performance Indicators

Our historical financial performance is likely not indicative of our future financial performance during the pendency of the Chapter 11 cases and CCAA proceedings or beyond because, among other things: (i) we generally will not accrue interest expense on our debt classified as LSTC during the pendency of our Chapter 11 cases, except pursuant to orders of the U.S. Bankruptcy Court; (ii) we have and expect to further dispose of, or restructure agreements relating to, certain plants that do not generate positive cash flow or which are otherwise considered non-strategic; (iii) we have implemented overhead reduction programs, including staff reductions and non-core office closures; (iv) we have been able to or are seeking to reject, repudiate or terminate certain unprofitable or burdensome contracts and leases, and we may further seek to reject, repudiate or terminate contracts and leases in the future; (v) we have been able to or are seeking to assume certain beneficial contracts and leases, and we may further seek to assume contracts and leases in the future in accordance with the time frames set forth in the Bankruptcy Code; (vi) we have deconsolidated certain Canadian and other foreign subsidiaries as a result of the CCAA proceedings and currently account for our investment in such entities under the cost method; (vii) as part of our emergence from Chapter 11, we may be required to adopt fresh start accounting in a future period, resulting in the remeasurement of our assets and liabilities to fair value as of the fresh start reporting date, which may differ materially from historical balances; and (viii) if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

We believe the following factors are important in assessing our ability to continue to fund our operations and to successfully reorganize and emerge from Chapter 11 as a sustainable, competitive and profitable power company: (i) reducing our activities in certain non-core areas and lowering overhead and operating expenses; (ii) reducing our anticipated capital requirements over the coming quarters and years; (iii) improving the profitability of our operations and our performance as measured, in part, by the non-GAAP financial measures and other performance metrics discussed in “— Non-GAAP Financial Measures” and “— Operating Performance Metrics” below; (iv) complying with the covenants in our DIP Facility; (v) gaining access to adequate exit financing capital upon emergence from Chapter 11; and (vi) stabilizing and increasing future contractual cash flows.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Set forth below are the results of operations for the three months ended March 31, 2007, as compared to the same period in 2006 (in millions, except for unit pricing information, MWh and percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and ‘‘% Change” columns.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Revenue:
Electricity and steam revenue	$1,275	$1,020	$255	25%
Sales of purchased power and gas for hedging and optimization	368	277	91	33
Mark-to-market activities, net	(60)	36	(96)	#
Other revenue	32	23	9	39
Total revenue	1,615	1,356	259	19
Cost of revenue:
Plant operating expense	168	151	(17)	(11)
Purchased power and gas expense for hedging and optimization	323	248	(75)	(30)
Fuel expense	885	668	(217)	(32)
Depreciation and amortization expense	118	115	(3)	(3)
Operating plant impairments	—	50	50	#
Operating lease expense	11	22	11	50
Other cost of revenue	43	47	4	9
Total cost of revenue	1,548	1,301	(247)	(19)
Gross profit	67	55	12	22
Equipment, development project and other impairments	2	6	4	67
Sales, general and administrative expense	40	51	11	22
Other operating expense	7	7	—	—
Income (loss) from operations	18	(9)	27	#
Interest expense	299	292	(7)	(2)
Interest (income)	(17)	(20)	(3)	(15)
Minority interest expense	2	1	(1)	#
Other (income) expense, net	(1)	13	14	#
Loss before reorganization items, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(265)	(295)	30	10
Reorganization items	105	298	193	65
Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(370)	(593)	223	38
Provision (benefit) for income taxes	89	(3)	(92)	#
Loss before cumulative effect of a change in accounting principle	(459)	(590)	131	22
Cumulative effect of a change in accounting principle, net of tax	—	1	(1)	#
Net loss	$(459)	$(589)	$130	22

__________

#	Variance of 100% or greater

Total revenue increased by $259 million, or 19%, as compared to the same period a year ago, primarily due to a 25% increase in electricity and steam revenues and a 33% increase in sales of purchased power and gas for hedging and optimization. The increase in sales of purchased power and gas primarily resulted from higher hedging and optimization activity during the first quarter of 2007 compared to the same period in 2006. Our Chapter 11 filings and reduced generation in early 2006 curtailed the amount of hedging and optimization activity during that period. During the first quarter of 2007, we experienced an increase in sales of purchased power and gas for hedging and optimization as we have continued to operate as debtors-in-possession for a full year as compared to the same period in 2006 and increased our sales of purchased power and gas for hedging and optimization activities relative to our increase in generation. Correspondingly, purchased power and gas expense for hedging and optimization also increased by 30% for similar reasons. The increase in total revenue was partially offset by net losses related to mark-to-market activities of $60 million in 2007 compared to net gains of $36 million in 2006 as discussed further below.

Electricity and steam revenue, as shown in the following table, increased primarily due to a 33% increase in energy revenues driven by a 31% increase in generation to 20,343 thousand MWh from 15,479 thousand MWh. Our average baseload MW in operation declined 7% due largely to our asset sales in late 2006. Despite this decline, in early 2007, our markets experienced colder temperatures during the three months ended March 31, 2007, resulting in increased demand over the same period a year ago when we had experienced mild weather in most of our markets. Our average baseload capacity factor increased to 41.7% from 29.7% in the same period in 2006. See “— Operating Performance Metrics,” below for an explanation of average baseload capacity factor. Capacity revenues, which are not related to production, include traditional capacity payments and other revenues such as RMR Contracts, resource adequacy, and ancillary service revenues, increased by 8% due in part to recognition of previously deferred RMR Contract revenues as part of a settlement during the three months ended March 31, 2007.

	2007	2006	Change	% Change
	(Dollars in millions, except pricing data)
Electricity and steam revenue:
Energy	$937	$702	$235	33%
Capacity	234	216	18	8
Thermal and other	104	102	2	2
Total electricity and steam revenue	$1,275	$1,020	$255	25
MWh produced (in thousands)	20,343	15,479	4,864	31
Average electricity and steam revenue per MWh generated*	$62.68	$65.90	$(3.22)	(5)
Average energy revenue per MWh generated	$46.06	$45.35	$0.71	2

__________

* Exclusive of hedging and optimization and other activity.

Gross profit improved by $12 million, or 22%, compared to the same period in 2006, primarily due to a $76 million or 20% increase in all-in realized spark spread (a component of gross profit as described in “— Operating Performance Metrics” below) and a $50 million decrease in operating plant impairments due to charges recorded during the three months ended March 31, 2006 related to the then near-term sale of the Fox Energy Center. No such operating plant impairments were recorded during the three months ended March 31, 2007. These favorable variances were partially offset by increases in plant operating expense and losses related to the non-generation component of mark-to-market activities.

The improvement in our all-in realized spark spread resulted from the convergence of several factors such as (i) favorable weather patterns, resulting in cooler temperatures in our major markets during the first quarter of 2007; (ii) increased generation and (iii) the termination of certain unfavorably priced PPAs. Additionally, in the first quarter of 2006, milder weather patterns across the country combined with increased hydroelectric production in the Pacific Northwest as a result of unseasonably high rainfall and snowmelt, negatively impacted our all-in realized spark spread.

Mark-to-market activities, which are shown on a net basis and detailed in the following table, result from general market price movements against our open commodity derivative positions not designated as hedges. These commodity positions represent a small portion of our overall commodity contract position.

The unfavorable mark-to-market variance in gas is primarily due to losses in the first quarter of 2007 on certain gas positions used to economically hedge one of our transport contracts. During the first quarter of 2006, we recorded gains on undesignated short gas positions as gas prices declined. The unfavorable mark-to-market variance in power is primarily due to losses on certain power trades used to economically hedge one of our transmission contracts.

Although the above-mentioned gas and power positions are economic hedges, they do not qualify for hedge accounting under the derivative accounting rules and are marked-to-market through earnings. Further, we account for the hedged items (the transport and transmission contracts) on an accrual basis and the offsetting economic gains are not recognized through mark-to-market earnings in the same accounting period.

	Three Months Ended March 31,
	(Dollars in millions)
	2007	2006	$ Change	% Change
Mark-to-market activities, net:
Deer Park Energy Center	$1	$1	$—	—%
Gas	(29)	29	(58)	#
Power	(31)	(4)	(27)	#
Interest rate swaps and other	(1)	10	(11)	#
Total mark-to-market activities, net	$(60)	$36	$(96)	#

__________

#	Variance of 100% or greater

The favorable variance in other revenue, net of other cost of revenue, is primarily due to a gain of $12 million resulting from the settlement of our previously reported California refund proceeding during the three months ended March 31, 2007.

Plant operating expense increased primarily due to an increase of $18 million in major maintenance and equipment failure costs during the three months ended March 31, 2007, over the comparable period in the prior year. During the three months ended March 31, 2006, major maintenance costs were lower than normal due to decreased generation owing to weakened demand; as a result, certain major maintenance work was delayed until later in 2006.

Fuel expense (a component of all-in realized spark spread) increased during the three months ended March 31, 2007, as compared to the same period in 2006 primarily due to the 31% increase in generation and, to a lesser extent, a nominal increase in natural gas prices.

Operating lease expense decreased primarily due to a decrease of $2 million resulting from the purchase of the Geysers Assets and termination of the related Geyser Assets operating leases during the three months ended March 31, 2006, a decrease of $5 million related to the rejection of the Rumford and Tiverton leases subsequent to March 31, 2006, and a decrease of $3 million due to an asset retirement obligation adjustment related to a leased power plant during the three months ended March 31, 2007.

Sales, general and administrative expense decreased primarily related to the overall reduction in workforce and resultant $9 million net reduction in personnel cost and related expenses. Additionally, we experienced lower facility related costs of $2 million.

Interest expense increased primarily due to recognition of $13 million in additional interest expense related to our Second Priority Debt. In December 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order allowing adequate protection payments in the amount of the full contractual interest on our Second Priority Debt in the first quarter of 2007. During the first quarter of 2006, the Cash Collateral Order limited adequate protection payments to $78 million. See Note 2 of the Notes to Consolidated Condensed Financial Statements for further information related to our recognition of interest expense for the Second Priority Debt during our reorganization. The increase in interest expense related to our Second Priority Debt was partially offset by decreases in interest expense related to our restructuring activities.

The favorable variance of $14 million in other (income) expense, net was primarily due to the non-recurrence of expenses recorded during the three months ended March 31, 2006, such as (i) a $6 million foreign exchange loss on intercompany loans with our Canadian subsidiaries, (ii) $3 million in bank and waiver fees related to CCFC and (iii) $2 million in charges related to ineffective interest rate swaps.

The table below lists the significant items within reorganization items for the three months ended March 31, 2007 and 2006.

	2007	2006	$ Change	% Change
	(Dollars in millions)
Provision for expected allowed claims	$105	$230	$125	54%
Professional fees	46	28	(18)	(64)
Gains on asset sales, net of equipment impairments	(236)	—	236	—
DIP Facility financing and CalGen Secured Debt repayment costs	160	28	(132)	#
Interest (income) on accumulated cash	(8)	(5)	3	60
Other	38	17	(21)	#
Total reorganization items	$105	$298	$193	65

__________

#	Variance of 100% or greater

The favorable variance in reorganization items is primarily due to pre-tax gains on asset sales of $250 million, net of $14 million in equipment impairment charges related to our restructuring activities and other miscellaneous items during the three months ended March 31, 2007 with no comparable activity within reorganization items during the same period in 2006. See Note 5 of the Notes to Consolidated Condensed Financial Statements and “— Asset Sales” below for further information regarding our asset sales. Additionally, the provision for expected allowed claims decreased by $125 million. During the three months ended March 31, 2006, we recorded an estimated expected allowed claim of $232 million related to the parental guarantee resulting from CES-Canada’s repudiation of its tolling contract with Calgary Energy Centre. During the three months ended March 31, 2007, our estimate of expected allowed claims consisted primarily of $112 million resulting from contract rejection and repudiation activities. These favorable variances were partially offset by an increase in financing costs related to the refinancing of our Original DIP Facility and repayment of the CalGen Secured Debt consisting of (i) $52 million of DIP Facility transaction costs, (ii) the write-off of $32 million in unamortized discount and deferred financing costs related to the CalGen Secured Debt and (iii) $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion. Additionally, we experienced an increase in professional fees over the comparable period in 2006 resulting from an increase in activity managed by our third party advisors primarily related to litigation and claims reconciliation matters. Other reorganization items increased due to charges recorded during the three months ended March 31, 2007, of $14 million for debt pre-payment and make whole fees related to the extinguishment of debt in connection with the sale of the Aries Power Plant and $6 million to write-off AOCI on interest rate swaps which no longer met the criteria for cash flow hedge accounting. Additionally, other reorganization items increased by $8 million resulting from unfavorable foreign exchange impacts on LSTC denominated in a foreign currency and a net $4 million increase in employee severance and incentive costs over the comparable period in the prior year. These unfavorable variances were partially offset by the non-recurrence of write-offs of certain receivables from our Canadian subsidiaries of $7 million which we recorded during the three months ended March 31, 2006.

We recorded a tax provision of $89 million during the three months ended March 31, 2007, as compared to a tax benefit of $3 million during the same period in 2006. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information regarding our income taxes.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures, such as all-in realized spark spread, as defined and calculated in “— Operating Performance Metrics.” In addition, our management utilizes another non-GAAP financial measure, Adjusted EBITDA, as a measure of our liquidity and performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

We define Adjusted EBITDA as EBITDA as adjusted for certain items described below and presented in the accompanying reconciliation. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with GAAP. Adjusted EBITDA does not purport to represent cash flow from operations or net income (loss) as defined by GAAP as an indicator of operating performance. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

We believe Adjusted EBITDA is used by and useful to investors and other users of our financial statements in analyzing our liquidity as it is the basis for a material covenant under our DIP Facility which is our primary source of financing during the Chapter 11 cases. Under the DIP Facility, we are required to maintain certain levels of Adjusted EBITDA (called “Consolidated EBITDA” in the DIP Facility) on a rolling 12 month basis and as of certain points in time. Non-compliance with this covenant could result in the lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy this financial covenant, we may be prohibited from engaging in other activities, such as incurring additional indebtedness.

We believe Adjusted EBITDA is also used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

Our management uses Adjusted EBITDA (i) as a measure of liquidity in determining our ability to maintain borrowings under the DIP Facility, (ii) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends; (iii) as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (iv) in communications with our Board of Directors, shareholders, creditors, analysts and investors concerning our financial performance.

The below table provides a reconciliation of Adjusted EBITDA to our cash flow from operations and GAAP net loss (in millions):

	Three Months Ended March 31,
	2007	2006
Cash provided by (used in) operating activities	$(232)	$4
Less:
Changes in operating assets and liabilities, excluding the effects of acquisition	(129)	138
Additional adjustments to reconcile GAAP net loss to net cash provided by (used in) operating activities from both continuing and discontinued operations:
Depreciation and amortization expense (1)	143	144
Deferred income taxes	89	(3)
Mark-to-market activities, net	60	(36)
Reorganization items (non-cash portion)	63	254
Impairment charges and other	1	96
GAAP net loss	(459)	(589)
Add:
Adjustments to reconcile GAAP net loss to Adjusted EBITDA:
Interest expense, net of interest income	282	272
Depreciation and amortization expense (1)	129	128
Income tax provision (benefit)	89	(3)
Impairment charges	2	56
Reorganization items	105	298
Major maintenance expense	28	4
Operating lease expense	11	22
(Gains) losses on derivatives (non-cash portion)	64	(105)
Other	(1)	8
Adjusted EBITDA	$250	$91

__________

(1)

Depreciation and amortization in the GAAP calculation includes items, such as deferred financing costs and discounts/premiums, which are included in interest expense, net of interest income in the Adjusted EBITDA calculation.

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

•

Average availability and average baseload capacity factor.  Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peaker facilities) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The average baseload capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

•

Average Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated.  We calculate the average Heat Rate for our gas-fired power plants (excluding peaker facilities) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower our cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.

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

•

Average cost of natural gas expressed in dollars per MMBtu of fuel consumed.  Our risk management and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities. Accordingly, we calculate the cost of natural gas per MMBtu of fuel consumed in our power plants by dividing (a) adjusted fuel expense, which includes the cost of fuel consumed by our plants (adding back cost of inter-company gas pipeline costs, which is eliminated in consolidation), the spread on sales of purchased gas for hedging, balancing, and optimization activity, and fuel expense related to generation recorded in mark-to-market activities, net by (b) the heat content in millions of Btu of the fuel we consumed in our power plants for the period.

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

•	Average plant operating expense per MWh. To assess trends in electric power plant operating expense, or POX, per MWh, we divide POX by total MWh generated in the period.

The table below shows the operating performance metrics for continuing operations discussed above.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except hours in period, percentages, Heat Rate, price and cost information)
Operating Performance Metrics:
MWh generated	20,343	15,479
Average availability	90.9%	91.9%
Average baseload capacity factor:
Average total MW in operation	25,356	26,943
Less: Average MW of peaker facilities	3,000	2,965
Average baseload MW in operation	22,356	23,978
Hours in the period	2,160	2,160
Potential baseload generation (MWh)	48,289	51,793
Actual total generation (MWh)	20,343	15,479
Less: Actual peaker facilities’ generation (MWh)	196	86
Actual baseload generation (MWh)	20,147	15,393
Average baseload capacity factor	41.7%	29.7%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	8,259	8,850
Steam adjusted	7,111	7,227
Average all-in realized electric price:
Electricity and steam revenue	$1,275,488	$1,019,991
Spread on sales of purchased power for hedging and optimization	39,340	(15,111)
Revenue related to power generation in mark-to-market activity, net	79,763	43,180
Adjusted electricity and steam revenue	$1,394,591	$1,048,060
MWh generated	20,343	15,479
Average all-in realized electric price per MWh	$68.55	$67.71
Average cost of natural gas:
Fuel expense	$884,769	$668,175
Fuel cost elimination	4,537	3,045
Spread on sales of purchased gas for hedging and optimization	(6,045)	(43,185)
Fuel expense related to power generation in mark-to-market activity, net	61,144	45,405
Adjusted fuel expense	$944,405	$673,440
MMBtu of fuel consumed by generating plants	138,499	102,941
Average cost of natural gas per MMBtu	$6.82	$6.54
MWh generated	20,343	15,479
Average cost of adjusted fuel expense per MWh	$46.42	$43.51
All-in realized spark spread:
Adjusted electricity and steam revenue	$1,394,591	$1,048,060
Less: Adjusted fuel expense	944,405	673,440
All-in realized spark spread	$450,186	$374,620
MWh generated	20,343	15,479
All-in realized spark spread per MWh	$22.13	$24.20
Average plant operating expense (POX) per actual MWh:
POX	$168,027	$150,703
POX per actual MWh	$8.26	$9.74

Liquidity and Capital Resources

Currently, the Calpine Debtors continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts while a plan or plans of reorganization are developed. Accordingly, the matters described in this section may be significantly affected by our Chapter 11 cases and CCAA proceedings, and by the risks and other factors described in “Forward-Looking Statements,” including the risk factors included in Item 1A. “Risk Factors” included in our 2006 Form 10-K.

Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, we have completed the refinancing of our $2.0 billion Original DIP Facility with the $5.0 billion DIP Facility, which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. In addition, we have obtained U.S. Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) our cash management program (as described under “Cash Management” below), (ii) payments to our employees, vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts.

We currently obtain cash from our general operations, borrowings under credit facilities, including the DIP Facility, sale or partial sale of certain assets, and project financings or refinancings. In the past, we have also obtained cash from issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; and contract monetizations, and we or our subsidiaries may in the future complete similar transactions in order to fund our ongoing operations and emergence from Chapter 11. We utilize this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing and optimization activities, and meet our other cash and liquidity needs. We reinvest any cash from operations into our business or use it to reduce debt, rather than to pay cash dividends. We do not intend, nor do we anticipate being able, to pay any cash dividends on our common stock in the foreseeable future because of our Chapter 11 cases and liquidity constraints. In addition, our ability to pay cash dividends is restricted under certain of our indentures and our other debt agreements. Trading in our common stock during the pendency of our Chapter 11 cases and CCAA proceedings is highly speculative and poses substantial risks. The U.S. Bankruptcy Court has imposed restrictions on trading in our common stock and certain securities, including options, convertible into our common stock. Holders of our common stock may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and receive no payment or other consideration in return. Future cash dividends, if any, following our emergence from Chapter 11 will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

In order to improve our liquidity position, we have taken steps to stabilize, improve and strengthen our power generation business and our financial health by reducing activities and curtailing expenditures in certain non-core areas. We expect to continue our efforts to reduce overhead and discontinue activities that do not have compelling profit potential, particularly in the near term. Our development activities have been reduced, and we have only one project currently in active development. We continue to review our less advanced development opportunities, which we have put on hold, to determine what actions we should take; we may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected. We have completed the sale of certain of our power plants or other assets, and expect that, as a result of our ongoing review process, additional power plants or other assets may be sold or the agreements relating to certain of our facilities may be restructured, or that commercial operations may be suspended at certain of our power plants. See “— Asset Sales” below for further details.

We pay current interest on debt of the Calpine Debtors that has been determined to be fully secured and make payments of interest or principal, as applicable, on the debt of our subsidiaries that have not filed for protection under Chapter 11 nor are subject to the CCAA proceedings. Pursuant to the Cash Collateral Order, we made periodic cash adequate protection payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006 but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic adequate protection payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. Thereafter, unless we have confirmed a plan or plans of reorganization and are no longer subject to U.S. Bankruptcy Court jurisdiction, the holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and, therefore, have reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations. We do not generally pay interest or make other debt service payments on the debt of the Calpine Debtors classified as LSTC other than pursuant to applicable U.S. Bankruptcy Court orders. As a result, for the three months ended March 31, 2007 and 2006, our actual interest payments to unrelated parties were less by $151 million and $115 million, respectively, than the contractually specified interest payments (at non-default rates) would have been.

As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

DIP Facility — On March 29, 2007, we completed the refinancing of our Original DIP Facility. The new $5.0 billion DIP Facility consists of a $4.0 billion senior secured term loan and a $1.0 billion senior secured revolving credit facility together with an uncommitted term loan facility that permits us to raise up to $2.0 billion of incremental term loan funding on a senior secured basis with the same priority as the current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility is priced at LIBOR plus 2.25% or base rate plus 1.25% and matures on the earlier of the effective date of a confirmed plan or plans of reorganization or March 29, 2009. We have the option to convert the DIP Facility into our exit financing, provided certain conditions are met, which would extend the maturity date to March 29, 2014. We expect the effective date of our plan or plans of reorganization will be within the next twelve months; therefore, borrowings under the DIP Facility are classified as current at March 31, 2007. In addition to refinancing the Original DIP Facility, borrowings under the DIP Facility were applied on March 29, 2007, to the repayment of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt (see “— Repayment of CalGen Secured Debt”). In connection with the DIP Facility, we incurred transaction costs of $52 million which are included in reorganization items on our Consolidated Condensed Statements of Operations.

The DIP Facility contains restrictions on the U.S. Debtors, including limiting their ability to, among other things: (i) incur additional indebtedness; (ii) create or incur liens to secure debt; (iii) lease, transfer or sell assets or use proceeds of permitted asset leases, transfers or sales; (iv) issue capital stock; (v) make investments; and (vi) conduct certain types of business.

Our ability to utilize the DIP Facility is subject to the DIP Order. Subject to the exceptions set forth in the DIP Order, the obligations of the U.S. Debtors under the DIP Facility are secured by (i) an allowed administrative expense claim in each of the loan parties’ Chapter 11 cases, (ii) a perfected first priority lien on, and security interest in, all present and after-acquired property of the U.S. Debtors not subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or to a valid lien in existence on the Petition Date and subsequently perfected (excluding rights in avoidance actions), (iii) a perfected junior lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is otherwise subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or a valid lien in existence on the Petition Date that is subsequently perfected, and (iv) to the extent applicable, a perfected first priority priming lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is subject to the replacement liens granted pursuant to and under the Cash Collateral Order.

As of March 31, 2007, there was $4.0 billion outstanding under the term loan facility, nothing outstanding under the revolving credit facility, and $98 million of letters of credit were issued against the revolving credit facility.

Repayment of CalGen Secured Debt — On March 29, 2007, we repaid the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, primarily with borrowings under the DIP Facility term loan facility plus approximately $224 million of cash on hand at CalGen. To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a pre-payment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to an unsecured claim for damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal. As a result of the DIP Order and repayment of CalGen Secured Debt, we incurred charges of $32 million to write off the remaining unamortized discount and deferred financing costs and recorded $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. These charges are included in reorganization items on our Consolidated Condensed Statement of Operations for the three months ended March 31, 2007. Both we and the holders of the CalGen Secured Debt have filed notices of appeal to the SDNY Court seeking review of the DIP Order. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time. Accordingly, we have not accrued any default interest for the CalGen Secured Debt as of March 31, 2007. Under the CalGen Secured Debt agreements, the lenders could receive additional default interest of 1% on the CalGen Notes and 2% on the CalGen Term Loans from December 21, 2005, through March 29, 2007.

Cash Management — We have received U.S. Bankruptcy Court approval to continue to manage our cash in accordance with our pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain our existing bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine Corporation. Such cash management systems are subject to the requirements of the DIP Facility, the Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant U.S. Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the U.S. Debtors (each of whom is a participant in the cash management system), which had been subject to a lien in favor of the Original DIP Facility lenders, became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all unrestricted cash of the U.S. Debtors and certain other subsidiaries exceeding a $25 million threshold be maintained in a concentration account with one of the DIP Facility agents. In addition, the DIP Facility provides that the DIP Facility agent may elect to require all unrestricted cash of the U.S. Debtors and certain other subsidiaries, including amounts below the $25 million threshold, be maintained in the concentration account.

In addition, during the pendency of our Chapter 11 cases, in lieu of distributions, our U.S. Debtor subsidiaries are permitted under the terms of the Cash Collateral Order to make transfers from their excess cash flow in the form of loans to other U.S. Debtors, notwithstanding the existence of any default or event of default related to our Chapter 11 cases.

Otay Mesa Energy Center, LLC Project Financing — On May 3, 2007, OMEC entered into a non-recourse project finance facility of $377 million to finance the construction of the Otay Mesa Energy Center, a 596-MW natural gas-fired power plant located in southern San Diego County, California. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the plant, and matures in April 2019. OMEC will also enter into a letter of credit facility to support certain project obligations. The facility is initially priced at LIBOR plus 1.5%. OMEC will be required to enter into interest rate swap agreements for at least 90% of the construction loan and 100% of the term loan through the maturity date.

We have also entered into a ground sublease and easement agreement with SDG&E which, among other things, provides for a put option by OMEC to sell, and a call option by SDG&E to buy, the facility on the tenth anniversary of the commercial operation date, or upon earlier termination of the PPA, at predetermined prices subject to certain adjustments based on performance of the facility.

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning cash and cash equivalents	$1,077	$786
Net cash provided by (used in):
Operating activities	(232)	4
Investing activities	468	(351)
Financing activities	192	923
Net increase in cash and cash equivalents	428	576
Ending cash and cash equivalents	$1,505	$1,362

Cash flows from operating activities have been primarily impacted by increases in the amount of credit support needed to support business operations—mainly gas purchases, increased cash interest payments, improved operating performance, fluctuations in our working capital items and the impact of our restructuring activities. Cash flows from operating activities for the three months ended March 31, 2007, resulted in net outflows of $232 million as compared to net inflows of $4 million in the same period in 2006. The decrease in cash flows from operating activities is primarily driven by an increase in margin deposits with third parties and gas and power prepayment balances of $116 million as a result of an increase in our gas purchases and additional collateral posted during the three months ended March 31, 2007, as compared to net inflows of $128 million for the same period in 2006. Uses of cash also included cash interest payments of $374 million for the three months ended March 31, 2007, as compared to $290 million for the same period in 2006, primarily due to additional adequate protection payments made to the holders of the Second Priority Debt. We also used proceeds from the DIP Facility refinancing to repay $88 million of outstanding interest related to the Original DIP Facility and the CalGen Secured Debt, which is not reflected in the cash flows from operations. Also, $33 million of interest, swap liabilities and prepayment penalties related to the sale of the Aries Power Plant was paid directly with proceeds from the purchaser (see supplemental disclosure section of the Consolidated Condensed Statements of Cash Flows).

Cash flows from investing activities have been primarily impacted by activities scaled back or undertaken as a result of our Chapter 11 restructuring, such as the curtailment of most of our development and construction activities, and the disposition of certain plants which are considered non-strategic. Cash flows from investing activities for the three months ended March 31, 2007, resulted in net inflows of $468 million, as compared to net outflows of $351 million for the same period in 2006, a total increase of $819 million. The increase in cash flows from investing activities was largely the result of net proceeds from asset sales in 2007 of $394 million including PSM, the Aries Power Plant and the Goldendale Energy Center, as compared to outflows of $267 million for the purchase of the Geysers Assets in 2006. Proceeds from asset sales in 2007 exclude $192 million paid directly with proceeds from th e purchaser of the Aries Power Plant to extinguish project debt and operating liabilities (see supplemental disclosure section of the Consolidated Condensed Statements of Cash Flows). Also contributing to the increase in cash flows from investing activities is the reduction in capital expenditures for the completion of our power facilities to $25 million in the first three months of 2007 from $118 million in the same period in 2006. Cash flows from investing activities also increased due to net inflows of $3 million from derivatives not designated as hedges during the three months ended March 31, 2007, as compared to net outflows of $70 million for the same period in 2006.

Our primary source of cash flows from financing activities is borrowings under our DIP Facility, and our primary uses of cash in financing activities are debt repayments. Cash flows from financing activities for the three months ended March 31, 2007, resulted in net inflows of $192 million, as compared to net inflows of $923 million for the same period in 2006. The primary source of cash during the three months ended March 31, 2007, was borrowings under the DIP Facility of $614 million, mainly used for working capital and other general corporate purposes. This compares to borrowings under the

Original DIP Facility of $1.2 billion for the same period in 2006. The primary uses of cash during the three months ended March 31, 2007, were repayments of $224 million related to the CalGen Secured Debt, $88 million for notes payable and other lines of credit and $59 million for project financing. During the same period in 2006, our most significant repayments were $176 million for the Original DIP Facility, $86 million for notes payable and $36 million for project borrowings. In addition, we paid financing fees of $53 million in 2007, primarily related to the DIP Facility, as compared to $29 million in 2006, related to the Original DIP Facility. The cash flows from financing activities discussed above exclude DIP Facility borrowings of $3.3 billion disbursed directly by the lenders to extinguish the Original DIP Facility and CalGen Secured Debt principal, as well as $159 million paid directly with proceeds from the purchaser of the Aries Power Plant to extinguish the outstanding project financing principal (see supplemental disclosure section of the Consolidated Condensed Statements of Cash Flows).

Negative Working Capital — At March 31, 2007, we had negative working capital of $3.1 billion which is primarily due to the classification of $4.0 billion of borrowings under the DIP Facility as current because we expect the effective date of our plan or plans of reorganization will be within the next twelve months. Additionally, defaults under certain of our indentures and other financing instruments required us to record approximately $788 million of debt as current that otherwise would have been recorded as non-current. Generally, we are seeking waivers or other resolutions with respect to the defaults in the case of Non-Debtor entities. With respect to the Calpine Debtor entities, such obligations may have been accelerated due to such defaults, but generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date are stayed in accordance with the Bankruptcy Code or orders of the Canadian Court, as applicable, while the Calpine Debtors continue their business operations as debtors-in-possession. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of our debt, lease and indenture covenant compliance.

Letter of Credit Facilities — At March 31, 2007, and December 31, 2006, we had $284 million and $264 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities.

Commodity Margin Deposits and Other Credit Support — As of March 31, 2007, and December 31, 2006, to support commodity transactions, we had margin deposits with third parties of $334 million and $214 million, respectively; we had gas and power prepayment balances of $117 million and $114 million, respectively; and had letters of credit outstanding of nil and $2 million, respectively, which are included in the letter of credit facilities discussed above. Counterparties had deposited with us $7 million and nil of margin deposits at March 31, 2007, and December 31, 2006, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

Asset Sales — A significant component of our restructuring activities has been to conserve our core strategic assets and selectively dispose of certain less strategically important assets. Since the Petition Date, pursuant to the Cash Collateral Order, we agreed that we would limit the amount of funds available to support the operations of 14 designated projects. These designated projects are: Acadia Energy Center, Aries Power Plant, Clear Lake Power Plant, Dighton Power Plant, Fox Energy Center, Pryor Power Plant, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center, Hog Bayou Energy Center, Rumford Power Plant, Santa Rosa Energy Center, Texas City Power Plant, and Tiverton Power Plant. In accordance with the Cash Collateral Order, it is possible that additional power plants will be added (or certain of the listed plants may be removed) as designated projects. As of the filing of this Report, three of the 14 designated projects have been sold (Aries, Dighton and Fox), two have been turned over to the applicable owner-lessor or secured lender (Rumford and Tiverton) and, at three of the projects (Texas City, Clear Lake and Pine Bluff), we have restructured existing agreements or reconfigured equipment such that continued operation of the facilities is merited. As a result of these actions and other divestitures, each of Rumford Power Plant, Tiverton Power Plant, Clear Lake Power Plant, Texas City Power Plant, Dighton Power Plant, Fox Energy Center and Aries Power Plant were removed from the list of designated projects. We continue to assess our alternatives with respect to the remaining seven facilities.

During the three months ended March 31, 2007, and through the filing of this Report, we have taken the following actions with respect to our designated projects:

•

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC for $234 million plus certain per diem expenses incurred by us for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $78 million during the first quarter of 2007 related to the sale. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

•

On April 23, 2007, we entered into a purchase agreement with Cleco to sell our 50% ownership interest in Acadia PP, the owner of the Acadia Energy Center, a 1,212-MW natural gas-fired facility located near Eunice, Louisiana, for approximately $60 million. The sale price reflects the payment of $85 million in priority distributions due to Cleco in accordance with the limited liability company agreement of Acadia PP. The sale is subject to U.S. Bankruptcy Court approval of an auction process in which qualified bidders can make competing offers. Closing of the transaction is subject to certain additional conditions including receipt of any regulatory approvals. In connection with the proposed sale, we also entered into a settlement agreement with Cleco under which Cleco will receive an allowed unsecured claim against us in the amount of $85 million as a result of the rejection by CES of two long-term PPAs for the output of the Acadia Energy Center and our guarantee of those agreements. The auction process, sale and settlement agreement are subject to U.S. Bankruptcy Court approval. The expected sale and settlement agreement could result in reorganization items consisting of impairment charges and a provision for expected allowed claims totaling approximately $200 million, subject to adjustment for the results of the auction process.

We have not yet determined what actions we will take with respect to other designated projects; however, it is possible that we could seek to sell our interests in those facilities or, as applicable, reject the related leases. Such actions could, in some cases, result in additional impairment charges that could be material to our financial condition or results of operations in any given period.

In addition to the actions taken with respect to our designated projects, the following asset sale activities have also taken place during the three months ended March 31, 2007, and through the filing of this Report:

•

On February 21, 2007, we completed the sale of substantially all of the assets of the Goldendale Energy Center, a 247-MW natural gas-fired, combined-cycle power plant located in Goldendale, Washington, to Puget Sound Energy LLC for approximately $120 million, plus the assumption by Puget Sound of certain liabilities. We recorded a pre-tax gain of approximately $31 million during the first quarter of 2007.

•

On March 22, 2007, we completed the sale of substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, to Alstom Power Inc. for approximately $242 million, plus the assumption by Alstom Power Inc. of certain liabilities. In connection with the sale, we entered into a parts supply and development agreement with PSM whereby we have committed to purchase turbine parts and other services totaling approximately $200 million over a five-year period. Additionally, we recorded a pre-tax gain of $135 million during the first quarter of 2007 as the risks and other incidents of ownership were transferred to Alstom Power Inc.

Chapter 11 Claims Assessment — Our Consolidated Condensed Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities recorded on our Consolidated Condensed Balance Sheet as of the Petition Date and subsequent estimates of expected allowed claims relating to rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. We expect that our estimates, although based on the best available information, will change due to actions of the U.S. Bankruptcy Court, negotiations, rejection or repudiation of executory contracts and unexpired leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.

The following table summarizes the claims in our Chapter 11 cases as of March 31, 2007:

	Total Number of Claims	Total Claims Exposure (in millions)
Total claims filed	17,987	$110,126
Less:
Disallowed and expunged claims		27,390
Withdrawn claims		2,619
Redundant claims		44,995
Other claims with basis for objection or reduction		20,004
Total estimate of liquidated claims exposure		$15,118
Amounts recorded as liabilities not subject to compromise		284
Total estimate of liquidated claims exposure (net of amounts not subject to compromise)		$14,834

The amount of the proofs of claim filed less disallowed, expunged and withdrawn claims, net of redundancies and amounts for which we have identified a basis for objection or reduction totals approximately $15.1 billion, as summarized above. This amount represents the total estimate of liquidated claims exposure to the U.S. Debtors as of March 31, 2007.

Of the approximately $15.1 billion of filed and scheduled liquidated claims, we have recorded approximately $284 million as liabilities not subject to compromise and approximately $14.9 billion as LSTC on our Consolidated Condensed Balance Sheet as of March 31, 2007. The difference between the total estimated liquidated claims exposure (net of amounts not subject to compromise) and LSTC is approximately $96 million and primarily relates to claims in process of reconcilement, claims for unliquidated amounts and scheduled amounts where no claims have been filed.

We have reached a preliminary settlement with an ad hoc committee of bondholders related to Calpine Corporation guarantees of bonds issued by one of our Canadian subsidiaries which, if approved by the Bankruptcy Courts and consummated, may allow us to reduce the provision for expected allowed claims in LSTC relating thereto by approximately $700 million and eliminate more than $8.5 billion of liquidated claims exposure. The settlement is subject to execution of definitive documentation and approval by the Bankruptcy Courts and others.

Debt, Lease and Indenture Covenant Compliance — See Note 7 of the Notes to Consolidated Condensed Financial Statements for compliance information.

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine DP, LLC, Deer Park Energy Center Limited Partnership, CCFC Preferred Holdings, LLC, Metcalf Energy Center, LLC, Russell City Energy Company, LLC and OMEC.

Recent Regulatory Developments

U.S. Supreme Court Case Regarding Regulation of GHG

On April 2, 2007, the U.S. Supreme Court issued a decision in Commonwealth of Massachusetts v. EPA, finding in favor of the Commonwealth of Massachusetts that the CAA requires the EPA to regulate GHG from new motor vehicles once the EPA concludes that such emissions contribute to climate change. In doing so, the U.S. Supreme Court reversed the lower court’s ruling and remanded the case for further proceedings. We had submitted an amicus curiae brief in support of the position of the Commonwealth of Massachusetts, arguing that the U.S. Supreme Court’s ruling would effectively determine the EPA’s authority to regulate air pollution associated with climate change from all sources, including power plants. We do not know at this time what further action the lower court or the EPA will take in response to the U.S. Supreme Court’s ruling, or how it may ultimately affect us or our industry. Our general position with respect to these laws attempts to take advantage of our relatively clean portfolio of power plants as compared to our competitors.

NERC Compliance Requirements

Pursuant to the Energy Policy Act of 2005, FERC certified NERC as the ERO to develop mandatory and enforceable electric system reliability standards applicable throughout the U.S., which are subject to FERC review and approval. Once approved, the reliability standards may be enforced by FERC independently, or, alternatively, by the ERO and regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. In March 2007, FERC approved 83 reliability standards that are enforceable as of June 4, 2007, and additional ones are pending finalization. All owners, operators, and users of the bulk power system, including us, are required to comply. Monetary penalties of up to $1 million per day per violation may be assessed for violations of the reliability standards. We intend to use best efforts to comply with all applicable reliability standards, but because this regulatory program is new, there is no precedent for how the reliability standards and enforcement regime may affect us.

Financial Market Risks

As we are primarily focused on the generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

The change in fair value of outstanding commodity derivative instruments from January 1, 2007, through March 31, 2007, is summarized in the table below (in millions):

Fair value of contracts outstanding at January 1, 2007	$(202)
(Gains) losses recognized or otherwise settled during the period (1)	4
Fair value attributable to new contracts	(35)
Changes in fair value attributable to price movements	(41)
Terminated derivatives	—
Fair value of contracts outstanding at March 31, 2007 (2)	$(274)

____________

(1)

Recognized losses from commodity cash flow hedges of $4 million (represents a portion of the realized value of cash flow hedge activity of $(3) million as disclosed in Note 8 of the Notes to Consolidated Condensed Financial Statements) net of losses related to the roll-off of deferred items of $9 million (represents a portion of sales of purchased power as reported on our Consolidated Condensed Statements of Operations) and gains related to undesignated derivatives of $9 million (represents a portion of the realized mark-to-market activities, net as reported on our Consolidated Condensed Statements of Operations).

(2)	Net commodity derivative liabilities reported in Note 8 of the Notes to Consolidated Condensed Financial Statements.

Of our total mark-to-market loss of $60 million for the three months ended March 31, 2007, there was a $69 million unrealized loss, and we had a realized gain of $9 million. The realized gain included a non-cash gain of approximately $5 million from amortization of various items.

The fair value of outstanding derivative commodity instruments at March 31, 2007, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2007	2008-2009	2010-2011	After 2011	Total
Prices actively quoted	$14	$(1)	$—	$—	$13
Prices provided by other external sources	(160)	(56)	(56)	—	(272)
Prices based on models and other valuation methods	—	(6)	(9)	—	(15)
Total fair value	$(146)	$(63)	$(65)	$—	$(274)

Our risk managers maintain fair value price information derived from various sources in our risk management systems. The propriety of that information is validated by our risk control group. Prices actively quoted include those sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods.

The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at March 31, 2007, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of March 31, 2007)	2007	2008-2009	2010-2011	After 2011	Total
Investment grade	$(140)	$(63)	$(65)	$—	$(268)
Non-investment grade	(2)	—	—	—	(2)
No external ratings	(4)	—	—	—	(4)
Total fair value	$(146)	$(63)	$(65)	$—	$(274)

The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in millions):

	Fair Value	Fair Value After 10% Adverse Price Change
At March 31, 2007:
Electricity	$(264)	$(402)
Natural gas	(10)	(118)
Total	$(274)	$(520)

Derivative commodity instruments included in the table are those included in Note 8 of the Notes to Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a ten percent adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a ten percent adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of March 31, 2007 (dollars in millions).

Maturity Date	Notional Principal Amount	Weighted Average Interest Rate (Pay)	Weighted Average Interest Rate (Receive)	Fair Market Value
2009	$56	4.5%	3-month US$LIBOR	$1
2009	280	4.5	3-month US$LIBOR	3
2009	35	4.4	3-month US$LIBOR	—
2009	175	4.4	3-month US$LIBOR	2
2009	50	4.8	3-month US$LIBOR	—
2011	50	4.9	3-month US$LIBOR	—
2011	25	4.9	3-month US$LIBOR	—
2011	25	4.9	3-month US$LIBOR	—
2011	25	4.9	3-month US$LIBOR	—
2011	43	4.8	3-month US$LIBOR	—
2011	21	4.8	3-month US$LIBOR	—
2011	22	4.8	3-month US$LIBOR	—
2011	21	4.8	3-month US$LIBOR	—
2012	85	6.5	3-month US$LIBOR	(5)
Total	$913			$1

Certain of our interest rate swaps were designated as cash flow hedges of debt instruments that became subject to compromise as a result of our Chapter 11 filings beginning on the Petition Date. Consequently, such interest rate swaps no longer were effective hedges and we began to recognize changes in their fair value through earnings rather than through OCI.

The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in millions). Given our net variable to fixed portfolio position, a 100 basis point decrease would adversely impact our portfolio as follows:

Net Fair Value as of March 31, 2007	Fair Value After a 1.0% (100 Basis Points) Adverse Interest Rate Change
$1	$(21)

Variable Rate Debt Financing — We have used debt financing to meet the significant capital requirements needed to fund our growth. Certain debt instruments related to our non-debtor entities and debt instruments not considered subject to compromise at March 31, 2007, may affect us adversely because of changes in market conditions. Our variable rate financings are indexed to base rates, generally LIBOR, as shown below. Significant LIBOR increases could have a negative impact on our future interest expense.

The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of March 31, 2007. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in millions):

	2007	2008	2009	2010	2011	Thereafter	Fair Value March 31, 2007
(1)
Metcalf Energy Center, LLC preferred interest	$—	$—	$—	$155	$—	$—	$155
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC)	—	—	—	—	411	—	411
CCFC Preferred Holdings, LLC preferred interest	—	—	—	—	300	—	300
Total as defined at (1) below	—	—	—	155	711	—	866
(2)
Blue Spruce Energy Center project financing	3	4	4	4	4	40	59
Total as defined at (2) below	3	4	4	4	4	40	59
(3)
Freeport Energy Center, LP project financing	3	4	4	3	238	—	252
Mankato Energy Center, LLC project financing	2	3	3	3	203	—	214
First Priority Senior Secured Institutional Term Loan Due 2009 (CCFC)	2	3	365	—	—	—	370
DIP Facility	30	3,970	—	—	—	—	4,000
Total as defined at (3) below	37	3,980	372	6	441	—	4,836
(4)
Riverside Energy Center project financing	1	4	4	4	336	—	349
Rocky Mountain Energy Center project financing	1	3	3	3	212	—	222
Metcalf Energy Center, LLC project financing	—	—	—	100	—	—	100
Total as defined at (4) below	2	7	7	107	548	—	671
(5)
Contra Costa	—	1	—	—	—	1	2
Total as defined at (5) below	—	1	—	—	—	1	2
Grand total variable rate debt instruments	$42	$3,992	$383	$272	$1,704	$41	$6,434

____________

(1)	6-month British Bankers Association LIBOR interest rate for deposits in U.S. dollars plus a margin rate.
(2)	Choice of 1-month, 2-month or 3-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(3)	Choice of 1-month, 2-month, 3-month, or 6-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(4)	Choice of 1-month, 2-month, 3-month, 6-month, 9-month or 12-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(5)	Annual average interest rate of the preceding calendar year for the California Local Agency Investment Fund (LAIF) plus 2.5%.

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

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The certificates required by this Item are filed as Exhibits 31.1 and 31.2 to this Report.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2007, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 3.  Defaults Upon Senior Securities.

See Note 7 of the Notes to Consolidated Condensed Financial Statements for a description of defaults under our indebtedness.

See also Note 2 of the Notes to Consolidated Condensed Financial Statements for our liabilities subject to compromise, which sets forth the amounts of our indebtedness classified as LSTC. We are no longer paying current interest on any LSTC other than pursuant to applicable U.S. Bankruptcy Court orders. In addition, pursuant to orders of the U.S. Bankruptcy Court, we will make adequate protection payments on the Second Priority Debt through December 31, 2007. Those orders provide that the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid thereafter. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and have, therefore, reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations. We continue to make current payments of interest and, if applicable, principal on all debt of Non-U.S. Debtor entities, including debt under which there are defaults.

Item 6.  Exhibits.

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
3.1.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC on March 14, 2007).

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

10.1	DIP Facility Agreements.
10.1.1

Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and
Bookrunners.*

10.1.2	Security and Pledge Agreement, dated as of March 29, 2007, by and among the Company, as borrower, certain of the Company’s subsidiaries, as grantors, and Credit Suisse, as collateral agent.*

Exhibit
Number	Description
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ LISA DONAHUE
Lisa Donahue
Senior Vice President and
Chief Financial Officer
Date: May 8, 2007

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Senior Vice President and
Chief Accounting Officer
Date: May 8, 2007

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
3.1.1

Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, filed with the SEC on March 14, 2007).

3.2

Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

10.1	DIP Facility Agreements.
10.1.1

Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and
Bookrunners.*

10.1.2	Security and Pledge Agreement, dated as of March 29, 2007, by and among the Company, as borrower, certain of the Company’s subsidiaries, as grantors, and Credit Suisse, as collateral agent.*
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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.