Form 10-Q
period 2007-06-30
CALPINE CORP
filed 2007-08-08
CIK 916457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  487,258,132 shares of Common Stock, par value $.001 per share, outstanding on August 3, 2007.

CALPINE CORPORATION AND SUBSIDIARIES

(Debtor-in-Possession)

REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2007

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

ABBREVIATION	DEFINITION
2006 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007
2014 Convertible Notes	Calpine Corporation’s Contingent Convertible Notes Due 2014
2015 Convertible Notes	Calpine Corporation’s 7 3/4% Contingent Convertible Notes Due 2015
2023 Convertible Notes	Calpine Corporation’s 4 3/4% Contingent Convertible Senior Notes Due 2023
345(b) Waiver Order	Order, dated May 4, 2006, pursuant to Section 345(b) of the Bankruptcy Code authorizing continued use of existing investment guidelines and continued operation of certain bank accounts
401(k) Plan	Calpine Corporation Retirement Savings Plan
Acadia PP	Acadia Power Partners, LLC
AOCI	Accumulated Other Comprehensive Income
APH	Acadia Power Holdings, LLC, a wholly owned subsidiary of Cleco
Bankruptcy Code	U.S. Bankruptcy Code
Bankruptcy Courts	The U.S. Bankruptcy Court and the Canadian Court
BLM	Bureau of Land Management of the U.S. Department of the Interior
Btu(s)	British thermal unit(s)
CAA	Federal Clean Air Act of 1970
Calgary Energy Centre	Calgary Energy Centre Limited Partnership
CalGen	Calpine Generating Company, LLC
CalGen First Lien Debt

Collectively, $235,000,000 First Priority Secured Floating Rate Notes Due 2009 issued by CalGen and CalGen Finance; $600,000,000 First Priority Secured Institutional Terms Loans Due 2009 issued by CalGen; and the CalGen First Priority Revolving Loans

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

Collectively, $640,000,000 Second Priority Secured Floating Rate Notes Due 2010 issued by CalGen and CalGen Finance; and $100,000,000 Second Priority Secured Institutional Term Loans Due 2010 issued by CalGen

CalGen Third Lien Debt

Collectively, $680,000,000 Third Priority Secured Floating Rate Notes Due 2011 issued by CalGen and CalGen Finance; and $150,000,000 11 1/2% Third Priority Secured Notes Due 2011 issued by CalGen and CalGen Finance

CalGen Notes

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
Canadian Settlement Agreement

Settlement Agreement dated as of July 24, 2007, by and between Calpine Corporation, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee

Cash Collateral Order

Second Amended Final Order of the U.S. Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006 as modified by orders of the U.S. Bankruptcy Court dated June 21, 2006, July 12, 2006, October 25, 2006, November 15, 2006, December 20, 2006, December 28, 2006, January 17, 2007, and March 1, 2007

ABBREVIATION	DEFINITION
CCAA	Companies’ Creditors Arrangement Act (Canada)
CCFC	Calpine Construction Finance Company, L.P.
CCFCP	CCFC Preferred Holdings, LLC
CCNG	Calpine Canada Natural Gas Partnership
CCRC	Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.
CDWR	California Department of Water Resources
CES	Calpine Energy Services, L.P.
CES-Canada	Calpine Energy Services Canada Partnership
CGCT	Calpine Greenfield Commercial Trust
Chapter 11	Chapter 11 of the Bankruptcy Code
Cleco	Cleco Corp.
Committees	Creditors’ Committee, Equity Committee, and Ad Hoc Committee of Second Lien Holders of Calpine Corporation
Company	Calpine Corporation, a Delaware corporation, and subsidiaries
Creditors’ Committee	The Official Committee of Unsecured Creditors of Calpine Corporation appointed by the Office of the U.S. Trustee
DB London	Deutsche Bank AG London
Deer Park	Deer Park Energy Center Limited Partnership
DIP	Debtor-in-possession
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

DIP Order	Order of the U.S. Bankruptcy Court dated March 12, 2007, approving the DIP Facility

ABBREVIATION	DEFINITION
Disclosure Statement	Disclosure Statement for Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on June 20, 2007
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EPA	U.S. Environmental Protection Agency
Equity Committee	The Official Committee of Equity Security Holders of Calpine Corporation appointed by the Office of the U.S. Trustee
ERISA	Employee Retirement Income Security Act
ERO	Electric Reliability Organization
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFIC	Fireman’s Fund Insurance Company
FIN	FASB Interpretation Number
First Priority Notes	9 5/8% First Priority Senior Secured Notes Due 2014
First Priority Trustee

Until February 2, 2006, Wilmington Trust Company, as trustee, and from February 3, 2006, and thereafter, Law Debenture Trust Company of New York, as successor trustee, under the Indenture, dated as of September 30, 2004, with respect to the First Priority Notes

FPA	Federal Power Act
Freeport	Freeport Energy Center, LP
FSP	FASB Staff Position
GAAP	Generally accepted accounting principles in the U.S.
Geysers Assets	19 geothermal power plant assets located in northern California
GHG	Greenhouse gases
Greenfield LP	Greenfield Energy Centre LP
Harbert Convertible Fund	Harbert Convertible Arbitrage Master Fund, L.P.

v

ABBREVIATION	DEFINITION
Harbert Distressed Fund	Harbert Distressed Investment Master Fund, Ltd.
Heat Rate	A measure of the amount of fuel required to produce a unit of electricity
IRS	U.S. Internal Revenue Service
King City Cogen	Calpine King City Cogen, LLC
KWh	Kilowatt hour(s)
LIBOR	London Inter-Bank Offered Rate
LSTC	Liabilities subject to compromise
Metcalf	Metcalf Energy Center, LLC
MMBtu	Million Btu
Moapa	Moapa Energy Center, LLC
MW	Megawatt(s)
MWh	Megawatt hour(s)
NERC	North American Electric Reliability Council
Ninth Circuit Court of Appeals	U.S. Court of Appeals for the Ninth Circuit
NOL(s)	Net operating loss(es)
Non-Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors
Non-U.S. Debtor(s)	The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)
Northern District Court	U.S. District Court for the Northern District of California
NPC	Nevada Power Company
OCI	Other Comprehensive Income
OMEC	Otay Mesa Energy Center, LLC

ABBREVIATION	DEFINITION
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
Plan of Reorganization

Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on June 20, 2007, as it may be amended, modified or supplemented from time to time

Plan Supplement	Supplement to Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on June 20, 2007
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

PSM	Power Systems Manufacturing, LLC
RMR Contract(s)	Reliability Must Run contract(s)
Rosetta	Rosetta Resources, Inc.
SDG&E	San Diego Gas & Electric Company
SDNY Court	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission

ABBREVIATION	DEFINITION
Second Priority Debt	Collectively, the Second Priority Notes and Calpine Corporation’s Senior Secured Term Loans Due 2007
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

Item 1. Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(Unaudited)

	June 30,	December 31,
	2007	2006
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$1,077
Accounts receivable, net of allowance of $40 and $32	964	735
Inventories	144	184
Margin deposits and other prepaid expense	432	359
Restricted cash, current	410	426
Current derivative assets	245	152
Assets held for sale	378	154
Other current assets	56	81
Total current assets	4,033	3,168
Property, plant and equipment, net	12,759	13,603
Restricted cash, net of current portion	148	192
Investments	262	129
Long-term derivative assets	358	352
Other assets	1,006	1,146
Total assets	$18,566	$18,590
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$697	$440
Accrued interest payable	268	406
Debt, current	4,877	4,569
Current derivative liabilities	291	225
Income taxes payable	36	99
Liabilities held for sale	312	—
Other current liabilities	354	319
Total current liabilities	6,835	6,058
Debt, net of current portion	3,222	3,352
Deferred income taxes, net of current portion	602	490
Long-term derivative liabilities	489	475
Other long-term liabilities	275	345
Total liabilities not subject to compromise	11,423	10,720
Liabilities subject to compromise	15,249	14,757
Commitments and contingencies (see Note 10)
Minority interest	3	266
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value per share; authorized 2,000,000,000 shares; 568,795,462 issued and 487,222,582 outstanding in 2007 and 568,764,920 issued and 529,764,920 outstanding in 2006	1	1
Additional paid-in capital	3,269	3,270
Additional paid-in capital, loaned shares	22	145
Additional paid-in capital, returnable shares	(22)	(145)
Accumulated deficit	(11,337)	(10,378)
Accumulated other comprehensive loss	(42)	(46)
Total stockholders’ deficit	(8,109)	(7,153)
Total liabilities and stockholders’ deficit	$18,566	$18,590

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except share and per share amounts)
Revenue:
Electricity and steam revenue	$1,447	$1,208	$2,722	$2,228
Sales of purchased power and gas for hedging and optimization	449	341	817	618
Mark-to-market activities, net	63	24	3	60
Other revenue	16	19	48	42
Total revenue	1,975	1,592	3,590	2,948
Cost of revenue:
Plant operating expense	211	194	379	345
Purchased power and gas expense for hedging and optimization	353	313	676	561
Fuel expense	990	700	1,875	1,368
Depreciation and amortization expense	118	114	236	229
Operating plant impairments	—	3	—	53
Operating lease expense	13	20	24	42
Other cost of revenue	37	42	80	89
Total cost of revenue	1,722	1,386	3,270	2,687
Gross profit	253	206	320	261
Equipment, development project and other impairments	—	62	2	68
Sales, general and administrative expense	39	47	79	98
Other operating expense	3	8	10	15
Income from operations	211	89	229	80
Interest expense	275	300	574	592
Interest (income)	(17)	(20)	(34)	(40)
Minority interest (income) expense	(3)	2	(1)	3
Other (income) expense, net	(6)	4	(7)	17
Loss before reorganization items, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(38)	(197)	(303)	(492)
Reorganization items	469	655	574	953
Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(507)	(852)	(877)	(1,445)
Provision (benefit) for income taxes	(7)	(34)	82	(37)
Loss before cumulative effect of a change in accounting principle	(500)	(818)	(959)	(1,408)
Cumulative effect of a change in accounting principle, net of tax provision of $—, $—, $— and $—	—	—	—	1
Net loss	$(500)	$(818)	$(959)	$(1,407)
Basic and diluted loss per common share:
Weighted average shares of common stock outstanding (in thousands)	479,175	478,710	479,155	478,729
Loss before cumulative effect of a change in accounting principle	$(1.04)	$(1.71)	$(2.00)	$(2.94)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net loss	$(1.04)	$(1.71)	$(2.00)	$(2.94)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash flows from operating activities:
Net loss	$(959)	$(1,407)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization(1)	284	289
Impairment charges	2	121
Deferred income taxes, net	82	(37)
Loss (gain) on sale of assets, excluding reorganization items	10	(5)
Foreign currency transaction (gain) loss	(6)	1
Mark-to-market activities, net	(3)	(60)
Non-cash derivative activities	2	67
Non-cash reorganization items	497	870
Other	(6)	24
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(232)	122
Other assets	(147)	1
Accounts payable, liabilities subject to compromise and accrued expenses	319	(269)
Other liabilities	(18)	79
Net cash (used in) operating activities	(175)	(204)
Cash flows from investing activities:
Purchases of property, plant and equipment	(128)	(126)
Disposals of property, plant and equipment	15	12
Acquisitions, net of cash acquired	—	(267)
Disposals of investments, turbines and power plants	398	38
Advances to joint ventures	(68)	(21)
Return of investment in joint ventures	92	—
Cash flows from derivatives not designated as hedges	(9)	(92)
Decrease in restricted cash	60	403
Cash effect of deconsolidation of OMEC	(29)	—
Other	3	6
Net cash provided by (used in) investing activities	334	(47)

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Repayments of notes payable and lines of credit	$(89)	$(90)
Borrowings from project financing	15	85
Repayments of project financing	(69)	(44)
Borrowings under CalGen Secured Debt	—	86
Repayments on CalGen Secured Debt	(224)	(15)
DIP Facility borrowings	614	1,150
Repayments of DIP Facility	(18)	(176)
Repayments and repurchases of Senior Notes	—	(646)
Redemptions of preferred interests	(4)	(5)
Financing costs	(60)	(31)
Other	3	(5)
Net cash provided by financing activities	168	309
Net increase in cash and cash equivalents	327	58
Cash and cash equivalents, beginning of period	1,077	786
Cash and cash equivalents, end of period	$1,404	$844
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$585	$566
Income taxes	$1	$—
Reorganization items included in operating activities, net of cash received	$65	$73
Reorganization items included in investing activities, net of cash received	$(250)	$—
Reorganization items included in financing activities, net of cash received	$52	$—

__________

(1)	Includes depreciation and amortization that is also recorded in sales, general and administrative expense and interest expense.

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of non-cash investing and financing activities:
DIP Facility borrowings used to extinguish the Original DIP Facility principal ($989), CalGen Secured Debt principal ($2,309), and operating liabilities ($88)	$3,386	$—
Project financing ($159) and operating liabilities ($33) extinguished with sale of Aries Power Plant	$192	$—
Fair value of loaned common stock returned	$123	$—
Letter of credit draws under the CalGen Secured Debt used for operating activities	$16	$—
Fair value of Metcalf cooperation agreement, with offsets to notes payable ($6) and operating liabilities ($6)	$12	$—
Acquisition of Geysers property, plant and equipment assets, with offsets to operating assets	$—	$181

The accompanying notes are an integral part of these

Consolidated Condensed Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

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

On May 3, 2007, OMEC, an indirect wholly owned subsidiary and the owner of the Otay Mesa Energy Center, entered into a ten year tolling agreement with SDG&E. OMEC also entered into a ground sublease and easement agreement with SDG&E which, among other things, provides for a put option by OMEC to sell, and a call option by SDG&E to buy, the Otay Mesa facility at the end of the tolling agreement. OMEC is a variable interest entity. The tolling agreement and the put and call options were determined to absorb the majority of risk from the entity such that we are not OMEC’s primary beneficiary. Accordingly, we deconsolidated OMEC during the three months ended June 30, 2007, and our investment in OMEC is accounted for under the equity method. The deconsolidation of OMEC resulted in a reduction in construction in progress of $144 million, cash of $29 million, debt of $7 million, other current and non-current assets of $12 million and other current and non-current liabilities of $22 million. See Note 4 for further discussion.

Reclassifications — Certain prior years’ amounts on the Consolidated Condensed Financial Statements were reclassified to conform to the current period presentation.

Cash and Cash Equivalents — We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At June 30, 2007, and December 31, 2006, $231 million and $391 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements.

Restricted Cash — We are required to maintain cash balances that are restricted by provisions of certain of our debt and lease agreements or by regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on the Consolidated Condensed Balance Sheets and Statements of Cash Flows.

The table below represents the components of our consolidated restricted cash as of June 30, 2007, and December 31, 2006 (in millions):

	June 30, 2007			December 31, 2006
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$103	$112	$215	$148	$114	$262
Rent reserve	22	—	22	58	—	58
Construction/major maintenance	95	18	113	83	28	111
Security/project reserves	134	—	134	46	32	78
Collateralized letters of credit and other credit support	4	—	4	29	—	29
Other	52	18	70	62	18	80
Total	$410	$148	$558	$426	$192	$618

Commodity Margin Deposits — As of June 30, 2007, and December 31, 2006, to support commodity transactions, we had margin deposits with third parties of $269 million and $214 million, respectively. Counterparties had margin deposits with us of $1 million and nil at June 30, 2007, and December 31, 2006, respectively.

Income Taxes — For the three months ended June 30, 2007 and 2006, our effective tax rate was 1.4% and 3.9%, respectively. For the six months ended June 30, 2007 and 2006, our effective tax rate was (9.4)% and 2.5%, respectively. The quarterly tax provision on continuing operations was significantly impacted by the valuation allowance recorded against certain deferred tax assets. For the three and six months ended June 30, 2007, we determined the annual effective tax rate method of computing the tax provision at the interim period did not provide meaningful results due to uncertainty in reliably estimating the projected annual effective tax rate for 2007. Therefore, income taxes for the three and six months ended June 30, 2007, were computed based on actual results. We calculated our tax provision by netting deferred tax assets and liabilities that we anticipate will be realized within the statutory carryforward period allowed under the Internal Revenue Code and relevant state tax statutes and established a valuation allowance against the remaining deferred tax assets.

The tax benefit or provision recorded on our Consolidated Condensed Statements of Operations is primarily the result of transactions (primarily asset impairments and dispositions) that impact the difference between the book and tax basis of our assets and the related deferred tax liabilities. The difference in the amount of the tax benefit or provision between the three and six months ended June 30, 2007, as compared to the same periods in the prior year, relates primarily to the nature and amount of asset impairments or dispositions in the respective periods.

Calpine Corporation and many of its subsidiaries are operating as debtors-in-possession under the protection of the Bankruptcy Code. In accordance with Section 382 of the Internal Revenue Code certain transfers of our equity, or issuances of equity in connection with our Chapter 11 restructuring, may impair our ability to utilize our federal income tax NOL carryforwards in the future. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years, subject to certain time limitations as prescribed by the Internal Revenue Code. Our ability to deduct such NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” during or as a result of our Chapter 11 cases. The U.S. Bankruptcy Court has entered orders that place certain limitations on trading in our common stock or certain securities, including options, convertible into our common stock during the pendency of the Chapter 11 cases and has also provided potentially retroactive application of notice and sell-down procedures for trading in claims against the U.S. Debtors’ estates, which could negatively impact our accumulated NOLs and other tax attributes. The ultimate realization of our NOLs will depend on several factors, such as whether limitations on trading in our common stock will prevent an “ownership change” and the amount of our indebtedness that is cancelled through the Chapter 11 cases. If a portion of our debt is cancelled upon emergence from Chapter 11, the amount of the cancelled debt will reduce tax attributes such as our NOLs and tax basis on fixed assets which, depending on our Plan of Reorganization ultimately confirmed, could partially or fully utilize our available NOLs. Additionally, the NOL carryforwards of CCFC (a Non-Debtor) may be limited due to transactions related to the preferred interests issued by CCFC’s indirect parent, CCFCP, which may be deemed an “ownership change” under federal income tax law. If an

“ownership change” occurred, any limitation on the NOL carryforwards would not have a material impact on our Consolidated Condensed Financial Statements due to the full valuation allowance recorded against the carryforwards.

As discussed further in Note 2, we filed our Plan of Reorganization on June 20, 2007. Our reorganization and, in particular, the distribution of reorganized Calpine Corporation common stock as contemplated in the Plan of Reorganization may constitute an “ownership change” under federal income tax law. However, when an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code, special rules may apply which, in general, allow for a more favorable utilization of NOL carryforwards than would otherwise have been available following an “ownership change” not in connection with a plan of reorganization. If one set of rules is applied, usage of the NOL carryforwards is expected to be unrestricted, although a second “ownership change” within two years of the effective date of the Plan of Reorganization would eliminate completely our ability to utilize our remaining NOL carryforwards. Alternatively, if a different set of rules is applied, a second “ownership change” at any time after the effective date of the Plan of Reorganization could significantly limit our ability to utilize our NOL carryforwards depending on our value for taxable years including or following the “ownership change.” We have not yet determined which of the special rules will be applied. In order to preserve our ability to utilize favorable provisions of these special rules and reduce the likelihood of potential adverse effects on our ability to utilize our NOL carryforwards after the effective date of the Plan of Reorganization, we have proposed restrictions on certain transfers of reorganized Calpine Corporation common stock.

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

We adopted FIN 48 on January 1, 2007, as required. As of that date, we had an accrued liability of approximately $153 million related to uncertain tax positions, primarily related to federal, state and withholding taxes. Also included are estimated interest and penalties that we record to income tax expense. However, due to our ongoing Chapter 11 cases, some portion of this accrued amount may not be paid until we emerge from Chapter 11. There was no effect on the January 1, 2007, accumulated deficit balance as a result of the adoption of FIN 48. However, as a result of the adoption of FIN 48, we reduced our deferred tax assets by approximately $106 million. The decrease in the deferred tax assets was offset by an equal reduction in the related valuation allowance. In addition, future changes in the accrued liability for uncertain tax positions are not expected to impact our effective tax rate in the foreseeable future due to the existence of the valuation allowances.

During the three and six months ended June 30, 2007, we decreased the accrued liability for uncertain tax positions by nil and $11 million, respectively, to $142 million at June 30, 2007, based on information contained in a recently issued IRS revenue agent report. We do not expect a significant change in our unrecognized tax positions during the next 12 months.

The IRS completed its field examination of our U.S. income tax returns for the 1999 through 2002 tax years. The U.S. Joint Committee on Taxation is currently reviewing the examination report and we expect the audit to be concluded during 2007. At that time, the 1999 through 2002 tax years will be effectively closed. We do not believe the examination will result in a material impact on our Consolidated Condensed Financial Statements. The 2003 through 2005 tax years are still subject to IRS examination. Due to significant NOLs incurred in these years, any IRS adjustment of these returns would likely result in a reduction of the deferred tax assets already subject to valuation allowances rather than a cash payment of taxes.

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

FASB Staff Position No. FIN 39-1

In April 2007, the FASB staff issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits an entity to offset the fair value amounts recognized for cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Under the provisions of this pronouncement, a reporting entity shall make an accounting decision whether or not to offset fair value amounts. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. We expect that we will not elect to apply the netting provisions allowed under FSP FIN 39-1.

FASB Staff Position No. FIN 48-1

In May 2007, the FASB staff issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48. If FIN 48 was not applied in a manner consistent with this interpretation, the provisions would need to be applied retrospectively to the initial adoption date of FIN 48. We applied FIN 48 in a manner consistent with the provisions of FSP FIN 48-1; therefore, the application of the provisions of FSP FIN 48-1 did not have a material impact on our results of operations, cash flows and financial position.

2.  Chapter 11 Cases and Related Disclosures

Summary of Proceedings

General Bankruptcy Matters — Since the Petition Date, Calpine Corporation and 273 of its wholly owned subsidiaries in the U.S. have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. Similarly, since the Petition Date, 12 of Calpine’s Canadian subsidiaries have filed for creditor protection under the CCAA in the Canadian Court. Certain other subsidiaries could file under Chapter 11 in the U.S. or for creditor protection under the CCAA in Canada in the future. The information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information.

The Calpine Debtors are continuing to operate their business as debtors-in-possession and will continue to conduct business in the ordinary course under the protection of the Bankruptcy Courts. Generally, pursuant to automatic stay provisions under the Bankruptcy Code and orders (which currently extend through December 20, 2007) granted by the Canadian Court, while a plan or plans of reorganization (with respect to the U.S. Debtors) or arrangement (with respect to the Canadian Debtors) are developed, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession.

On March 29, 2007, we completed the refinancing of our Original DIP Facility with our $5.0 billion DIP Facility, and effectuated the repayment of approximately $2.5 billion of outstanding CalGen Secured Debt primarily with borrowings under the DIP Facility. See Note 7 for further discussion of the DIP Facility and repayment of the CalGen Secured Debt. On July 11, 2007, the U.S. Bankruptcy Court authorized us to enter into a commitment letter, pay associated commitment and other fees, and to amend the DIP Facility to provide for additional secured exit financing of up to $3.0 billion in addition to amounts currently available under the DIP Facility upon conversion of the DIP Facility to exit financing. Amendment of the DIP Facility is subject to further conditions, including obtaining necessary approvals of lenders under the DIP Facility. The commitment to fund the additional facilities under the amended DIP Facility will expire on January 31, 2008, if certain conditions, including effectiveness of the Plan of Reorganization, are not met.

As a result of our Chapter 11 filings and the other matters described herein, including uncertainties related to the fact that we have not yet had time to obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of the DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

Plan of Reorganization — On June 20, 2007, the U.S. Debtors filed the Plan of Reorganization with the U.S. Bankruptcy Court, together with the Disclosure Statement and portions of the Plan Supplement. The Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to our creditors and shareholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims will be paid in full in cash or cash equivalents, as will allowed first and second lien debt claims. Other allowed secured claims will be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured claims will receive a pro rata distribution of common stock of the reorganized Calpine Corporation until paid in full; allowed unsecured convenience claims (all claims $50,000 or less) will be paid in full in cash or cash equivalents. Any remaining value after such allowed creditors’ claims have been paid in full will be distributed pro rata to existing holders of allowed interests (primarily holders of existing Calpine Corporation common stock) and holders of subordinated equity securities claims in the form of reorganized Calpine Corporation common stock.

The Plan of Reorganization assumes that allowed claims plus Non-Debtor net project debt of $4.1 billion will range from $20.1 billion to $22.3 billion after completion of the claims objection, reconciliation and resolution process. However, because disputed claims, including litigation instituted by us challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and our total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization.

The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of our business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan of Reorganization, actions of third parties or otherwise.

On July 27, 2007, we informed the U.S. Bankruptcy Court that we had been contacted by certain parties about potentially sponsoring an alternative plan of reorganization premised upon a structure that will provide guaranteed distributions to the U.S. Debtors’ stakeholders. We are currently investigating the proposed alternative plan structure to determine whether it would offer recoveries to our stakeholders that are superior to those under the current Plan of Reorganization and assessing potential investors’ interest in sponsoring a guaranteed distribution plan that would not compromise what we believe is an appropriate balance sheet upon emergence. To that end, on or about July 20, 2007, we distributed to potential investors requests for proposals in connection with a guaranteed distribution plan.

To allow time to evaluate the prospects of a guaranteed distribution plan and for potential plan sponsors to conduct due diligence in connection with making any plan sponsorship commitments, we adjourned the originally scheduled August 8, 2007, hearing on the adequacy of the Disclosure Statement until September 11, 2007, and have also generally moved back other key plan solicitation and confirmation dates by approximately one month. We may not solicit votes on the Plan of Reorganization, as filed or as it may be amended (whether to reflect any alternative distribution plan or otherwise) until the adequacy of the information in the Disclosure Statement has been approved by the U.S. Bankruptcy Court.

We have the exclusive right until August 20, 2007, to solicit acceptance of the Plan of Reorganization, as filed or amended, which is the maximum period of time provided by the Bankruptcy Code. During this exclusivity period, competing plans of reorganization may not be filed by third parties. The U.S. Bankruptcy Court has the power to terminate this exclusivity period prior to August 20, 2007, and we can make no assurance that the U.S. Bankruptcy Court will not do so.

Nothing contained in this Report is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, as filed or as it may be amended. The Plan of Reorganization will become effective only if it receives the requisite approval and is confirmed by the U.S. Bankruptcy Court, which we currently expect to occur during the last quarter of 2007. However, there can be no assurance that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Asset Sales — In connection with our restructuring activities, we have identified certain assets for potential divestiture. We are required to obtain U.S. Bankruptcy Court approval of sales of assets, subject to certain exceptions including with respect to de minimis assets. Such sales are subject in certain cases to U.S. Bankruptcy Court approved auction procedures. See Note 5 for a discussion of our asset sale activities during the six months ended June 30, 2007.

U.S. Debtors Condensed Combined Financial Statements

Condensed Combined Financial Statements of the U.S. Debtors are set forth below.

Condensed Combined Balance Sheets

June 30, 2007 and December 31, 2006

	U.S. Debtors
	June 30, 2007	December 31, 2006
	(in millions)
Assets:
Current assets	$4,932	$4,746
Restricted cash, net of current portion	34	47
Investments	2,583	2,147
Property, plant and equipment, net	7,199	7,629
Other assets	1,066	1,192
Total assets	$15,814	$15,761
Liabilities not subject to compromise:
Current liabilities	$5,746	$5,271
Long-term debt	411	411
Long-term derivative liabilities	405	375
Other long-term liabilities	520	454
Liabilities subject to compromise	16,967	16,453
Stockholders’ deficit	(8,235)	(7,203)
Total liabilities and stockholders’ deficit	$15,814	$15,761

Condensed Combined Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

	U.S. Debtors
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Total revenue	$1,823	$1,456	$3,346	$2,634
Total cost of revenue	1,907	1,380	3,432	2,572
Operating (income) expense(1)	(40)	94	11	181
Loss from operations	(44)	(18)	(97)	(119)
Interest expense	177	186	378	362
Other (income) expense, net	(15)	8	2	21
Reorganization items	382	655	485	953
Provision (benefit) for income taxes	(25)	(26)	70	(22)
Loss before cumulative effect of a change in accounting principle	(563)	(841)	(1,032)	(1,433)
Cumulative effect of a change in accounting principle	—	—	—	1
Net loss	$(563)	$(841)	$(1,032)	$(1,432)

__________

(1)	Includes equity in (income) loss of affiliates.

Condensed Combined Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

	U.S. Debtors
	2007	2006
	(in millions)
Net cash provided by (used in):
Operating activities	$(306)	$(294)
Investing activities	348	53
Financing activities	309	357
Net increase in cash and cash equivalents	351	116
Cash and cash equivalents, beginning of year	883	444
Effect on cash of new debtor filings	—	66
Cash and cash equivalents, end of year	$1,234	$626
Net cash paid for reorganization items included in operating activities	$65	$73
Net cash received from reorganization items included in investing activities	$(248)	$—
Net cash paid for reorganization items included in financing activities	$52	$—

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

Interest Expense — Interest expense related to pre-petition LSTC has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by the Cash Collateral Order or is expected to be an allowed claim. Contractual interest (at non-default rates) to unrelated parties on LSTC not reflected on our Consolidated Condensed Financial Statements was $60 million and $83 million for the three months ended June 30, 2007 and 2006, respectively, and $120 million and $160 million for the six months ended June 30, 2007 and 2006, respectively. Pursuant to the Cash Collateral Order, we make periodic cash adequate protection payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006, but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic adequate protection payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. Thereafter, unless we have a confirmed plan or plans of reorganization and are no longer subject to U.S. Bankruptcy Court jurisdiction, the holders of the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and, therefore, have reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations.

Reorganization Items — Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and gains on the sale of assets related to our restructuring activities. Our restructuring activities will likely result in additional charges for expected allowed claims, asset impairments and other reorganization items that could be material to our financial position or results of operations in any given period. The table below lists the significant components of reorganization items for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Provision for expected allowed claims(1)	$230	$559	$335	$789
Gains on asset sales	—	—	(250)	—
Asset impairments(2)	106	2	120	2
DIP Facility financing and CalGen Secured Debt repayment costs	—	4	160	32
Professional fees	49	40	95	68
Interest (income) on accumulated cash	(15)	(8)	(23)	(13)
Other(3)	99	58	137	75
Total reorganization items	$469	$655	$574	$953

__________

(1)

Represents our estimate of the expected allowed claims related primarily to guarantees of subsidiary obligations and the rejection or repudiation of leases and other executory contracts in both periods.

(2)	Impairment charges primarily relate to recording our interest in Acadia PP at fair value less cost to sell. See Note 5 for additional information.
(3)

Other reorganization items consist primarily of adjustments for foreign exchange rate changes on LSTC denominated in a foreign currency and governed by foreign law and employee severance and incentive costs in both periods. Additionally, during the three months ended March 31, 2007, we recorded $14 million of debt pre-payment and make whole premium fees related to the extinguishment of debt in connection with the sale of the Aries Power Plant. See Note 5 for additional information.

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

Liabilities Subject to Compromise — The amounts of LSTC at June 30, 2007, and December 31, 2006, consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Provision for expected allowed claims(1)	$6,228	$5,921
Second Priority Debt(2)	3,672	3,672
Unsecured senior notes	1,880	1,880
Convertible notes	1,824	1,824
Notes payable and other liabilities — related party	1,164	1,077
Accounts payable and accrued liabilities	481	383
Total liabilities subject to compromise	$15,249	$14,757

__________

(1)

A significant portion of the provision for expected allowed claims represents our estimate of the expected allowed claims for U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian subsidiaries. Some of the guarantee exposures are redundant; however, we determined the duplicative guarantees were probable of being allowed into the claim pool by the U.S. Bankruptcy Court, although we reserve all of our rights with respect to defending against such duplicative claims. To the extent that the U.S. Bankruptcy Court approves limits on duplicative claims, the provision for expected allowed claims is adjusted. Additionally, the provision for expected allowed claims includes estimates of claim amounts resulting from the rejection or repudiation of leases and other executory contracts. See below for a discussion of settlement developments with respect to the Canadian claims.

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

Second Priority Debt Preliminary Settlement Agreement — On July 19, 2007, we filed a motion with the U.S. Bankruptcy Court to approve a settlement with the Ad Hoc Committee of Second Lien Holders of Calpine Corporation and Wilmington Trust Company as indenture trustee for the Second Priority Notes. The settlement is subject to approval of the U.S. Bankruptcy Court. Pursuant to the settlement, approximately $282 million of claims for make whole premiums and/or damages asserted against the U.S. Debtors by the holders of the Second Priority Debt will be replaced by a secured claim for $60 million that shall be paid in cash and an unsecured claim for $40 million. The hearing on the settlement is currently scheduled for August 8, 2007. If approval is granted, we expect to record a provision for allowed claims totaling $100 million.

Canadian Settlement Agreement — On July 30, 2007, we entered into the Canadian Settlement Agreement after the Bankruptcy Courts approved the terms of our two previously disclosed proposed settlements with an ad hoc committee of holders of the ULC I notes and with the Canadian Debtors. The Canadian Settlement Agreement, which encompasses both proposed settlements, resolves virtually all major cross-border issues among the parties. Implementation of the Canadian Settlement Agreement is subject to the completion of certain contingent events including the sale by CCRC of repurchased ULC I notes held by it. Following implementation, we expect to reduce the provision for expected allowed claims in LSTC relating thereto by in excess of $3.0 billion. However, there can be no assurance that the contingent events will be satisfied, the Canadian Settlement Agreement will be implemented successfully and that the provision for expected allowed claims will be reduced accordingly.

3.  Property, Plant and Equipment, Net and Capitalized Interest

As of June 30, 2007, and December 31, 2006, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	June 30, 2007	December 31, 2006
Buildings, machinery and equipment	$13,539	$13,993
Geothermal properties	934	934
Other	263	272
	14,736	15,199
Less: Accumulated depreciation	(2,391)	(2,253)
	12,345	12,946
Land	76	85
Construction in progress	338	572
Property, plant and equipment, net	$12,759	$13,603

Construction in Progress — In April 2007, the Freeport Energy Center in Freeport, Texas, which had been producing steam through the use of auxiliary boilers pending completion of construction, began commercial operations. Accordingly, the facility’s construction in progress costs were transferred to the applicable property category, primarily buildings, machinery and equipment, in the second quarter of 2007.

Capitalized Interest — For the three months ended June 30, 2007 and 2006, the total amount of interest capitalized was $6 million and $7 million, respectively. For the six months ended June 30, 2007 and 2006, the total amount of interest capitalized was $13 million and $17 million, respectively.

4.  Investments

At June 30, 2007, and December 31, 2006, our joint venture and other equity investments included the following (in millions):

	Ownership Interest as of	Investment Balance at
	June 30, 2007	June 30, 2007	December 31, 2006
Greenfield LP	50%	$106	$129
OMEC	100%	156	—
Total investments in power projects		$262	$129

Greenfield Energy Centre LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., each of which holds a 50% interest, formed for the purpose of constructing and operating the Greenfield Energy Centre, a 1,005-MW combined-cycle plant in Ontario, Canada. Our investment is accounted for under the equity method. On May 31, 2007, Greenfield LP entered into a $648 million non-recourse project finance facility, which is structured as a construction loan that will convert to an 18-year term loan once the facility begins commercial operations, which are scheduled to commence in 2008. Borrowings under the project finance facility are initially priced at LIBOR plus 1.2% or prime rate plus 0.2%. As a requirement of this project finance facility, Greenfield LP entered into interest rate swap agreements for 95% of the projected construction loan through the maturity date of the term facility.

In addition, during the three and six months ended June 30, 2007, we contributed $30 million and $68 million, respectively, as an additional investment in Greenfield LP. In connection with obtaining the project financing in May 2007, we received cash of $92 million from Greenfield LP as a return of our investment.

Otay Mesa Energy Center, LLC — OMEC, an indirect wholly owned subsidiary, is the owner of the Otay Mesa Energy Center, a 596-MW natural gas-fired power plant currently under construction in southern San Diego County, California. On May 3, 2007, OMEC entered into a $377 million non-recourse project finance facility to finance the construction of the Otay Mesa facility. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the Otay Mesa facility, and matures in April 2019. Borrowings under the project finance facility are initially priced at LIBOR plus 1.5%. As a requirement of this project finance facility, OMEC entered into interest rate swap agreements for at least 90% of the construction loan to be increased to 100% of the term loan through the maturity date. We deconsolidated OMEC during the three months ended June 30, 2007. See Note 1 for further discussion.

Other — We also hold a 100% interest in certain Canadian and other foreign subsidiaries most of which were deconsolidated as of the Petition Date, due to the Canadian subsidiaries’ filing for creditor protection under the CCAA in Canada. All of these investments were fully impaired as of the Petition Date, and are accounted for under the cost method.

5.  Asset Sales

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC, for $234 million plus certain per diem expenses incurred by us for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $78 million during the first quarter of 2007. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

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

On July 6, 2007, we completed the sale of the Parlin Power Plant, a 118-MW natural gas-fired facility in Parlin, New Jersey, to EFS Parlin Holdings, LLC, an affiliate of General Electric Capital Corporation, for approximately $3 million in cash plus the assumption by EFS Parlin Holdings, LLC of certain liabilities and the agreement to waive certain asserted claims against the Parlin Power Plant. We recorded a pre-tax gain of approximately $40 million in July 2007.

On August 1, 2007, the U.S. Bankruptcy Court approved the sale of our 50% ownership interest in Acadia PP, the owner of the Acadia Energy Center, a 1,212-MW natural gas-fired facility located near Eunice, Louisiana, to Cajun Gas Energy, L.L.C. for consideration totaling approximately $189 million consisting of $104 million in cash and the payment of $85 million in priority distributions due to Cleco (the indirect owner, through its subsidiary APH, of the remaining 50% ownership interest in Acadia PP) in accordance with the limited liability company agreement, plus the assumption by Cajun Gas Energy, L.L.C. of certain liabilities. The transaction, which was pursuant to a U.S. Bankruptcy Court approved auction process, is expected to close in the third quarter of 2007, subject to certain additional conditions including receipt of any regulatory approvals.

We recorded a pre-tax, predominately non-cash impairment charge of approximately $89 million during the three months ended June 30, 2007, to record our interest in Acadia PP at fair value less cost to sell, which is included in reorganization items on our Consolidated Condensed Statement of Operations. Additionally, in connection with the sale, we entered into a settlement agreement with Cleco, which was approved by the U.S. Bankruptcy Court on May 9, 2007, under which Cleco received an allowed unsecured claim against us in the amount of $85 million as a result of the rejection by CES of two long-term PPAs for the output of the Acadia Energy Center and our guarantee of those agreements. We recorded a charge of $85 million for this allowed claim during the three months ended June 30, 2007, which is included in reorganization items on our Consolidated Condensed Statement of Operations.

The sales of the Aries Power Plant, the Goldendale Energy Center, the Parlin Power Plant and the anticipated sale of our interest in Acadia PP discussed above did not meet the criteria for discontinued operations due to our continuing activity in the markets in which these power plants operate; therefore, the results of operations for all periods prior to sale are included in our continuing operations. Similarly, we have determined that the sale of PSM does not meet the criteria for discontinued operations due to our continuing involvement through the parts supply and development agreement; therefore, the results of operations for all periods prior to sale are included in our continuing operations.

Assets Held for Sale — Our assets and liabilities held for sale at June 30, 2007, include the assets and liabilities of Acadia PP and the Parlin Power Plant. Liabilities held for sale also include the minority interest for Acadia PP. The carrying amounts of the major classes of assets and liabilities held for sale which are included on our Consolidated Condensed Balance Sheet are as follows (in millions):

June 30, 2007
Assets:
Cash and cash equivalents	$1
Accounts receivable	1
Inventories	2
Prepaid expenses	3
Property, plant and equipment, net	371
Total assets held for sale	$378
Liabilities:
Current liabilities	$10
Long-term liabilities	36
Minority interest	266
Total liabilities held for sale	$312

6.  Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes our net loss, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, our share of equity method investee’s OCI, and the effects of foreign currency translation adjustments. We report AOCI on our Consolidated Condensed Balance Sheets. The table below details the components of our comprehensive loss during the three and six months ended June 30, 2007 and 2006 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(500)	$(818)	$(959)	$(1,407)
Other comprehensive income (loss):
Comprehensive pre-tax gain (loss) on cash flow hedges before reclassification adjustment	8	7	(5)	73
Reclassification adjustment for losses included in net loss	19	24	29	11
Foreign currency translation (loss)	(11)	(2)	(11)	(2)
Income tax (provision)	(9)	(12)	(9)	(33)
Total comprehensive loss	$(493)	$(801)	$(955)	$(1,358)

7.  Debt

Long-term debt at June 30, 2007, and December 31, 2006, was as follows (in millions):

	June 30, 2007	December 31, 2006
DIP Facility	$3,990	$—
Original DIP Facility	—	997
CalGen financing	—	2,511
Construction/project financing	1,986	2,203
CCFC financing	781	782
Preferred interests	579	584
Notes payable and other borrowings	479	564
Capital lease obligations	284	280
Total debt (not subject to compromise)	8,099	7,921
Less: Amounts reclassified to debt, current portion	673	3,051
Less: Current maturities	4,204	1,518
Debt (not subject to compromise), net of current portion	$3,222	$3,352

DIP Facility — On March 29, 2007, we completed the refinancing of the Original DIP Facility with our $5.0 billion DIP Facility. The DIP Facility consists of a $4.0 billion first priority senior secured term loan and a $1.0 billion first priority senior secured revolving credit facility together with an uncommitted term loan facility that permits us to raise up to $2.0 billion of incremental term loan funding on a senior secured basis with the same priority as the current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility is priced at LIBOR plus 2.25% or base rate plus 1.25% and matures on the earlier of the effective date of a confirmed plan or plans of reorganization or March 29, 2009. We have the option to convert the DIP Facility into our exit financing, provided certain conditions are met, which would extend the maturity date to March 29, 2014. We expect the effective date of our Plan of Reorganization will be within the next twelve months; therefore, borrowings under the DIP Facility are classified as current at June 30, 2007. In addition to refinancing the Original DIP Facility, borrowings under the DIP Facility were applied on March 29, 2007, to the repayment of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt (see “ — Repayment of CalGen Secured Debt” below). In connection with the DIP Facility, we incurred transaction costs of $52 million which are included in reorganization items on our Consolidated Condensed Statements of Operations. On July 11, 2007, the U.S. Bankruptcy

Court authorized us to enter into a commitment letter, pay associated commitment and other fees, and to amend the DIP Facility to provide for additional secured exit financing of up to $3.0 billion in addition to amounts currently available under the DIP Facility upon conversion of the DIP Facility to exit financing. See Note 2 for further information.

The DIP Facility contains restrictions on the U.S. Debtors, including limiting their ability to, among other things: (i) incur additional indebtedness; (ii) create or incur liens to secure debt; (iii) lease, transfer or sell assets or use proceeds of permitted asset leases, transfers or sales; (iv) issue capital stock; (v) make investments; and (vi) conduct certain types of business.

Our ability to utilize the DIP Facility is subject to the DIP Order. Subject to the exceptions set forth in the DIP Order, the obligations of the U.S. Debtors under the DIP Facility are an allowed administrative expense claim in each of the loan parties’ Chapter 11 cases, and are secured by (i) a perfected first priority lien on, and security interest in, all present and after-acquired property of the U.S. Debtors not subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or to a valid lien in existence on the Petition Date and subsequently perfected (excluding rights in avoidance actions), (ii) a perfected junior lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is otherwise subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or a valid lien in existence on the Petition Date that is subsequently perfected and (iii) to the extent applicable, a perfected first priority priming lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is subject to the replacement liens granted pursuant to and under the Cash Collateral Order.

As of June 30, 2007, there was $4.0 billion outstanding under the term loan facility, no borrowings outstanding under the revolving credit facility and $177 million of letters of credit issued against the revolving credit facility.

Repayment of CalGen Secured Debt — On March 29, 2007, we repaid the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, primarily with borrowings under the DIP Facility term loan facility plus approximately $224 million of cash on hand at CalGen. To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a pre-payment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to an unsecured claim for damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal. As a result of the DIP Order and repayment of CalGen Secured Debt, we incurred charges of $32 million to write off the remaining unamortized discount and deferred financing costs and recorded $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. These charges are included in reorganization items on our Consolidated Condensed Statement of Operations for the six months ended June 30, 2007. Both we and the holders of the CalGen Secured Debt have filed notices of appeal to the SDNY Court seeking review of the DIP Order. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time. Accordingly, we have not accrued any default interest for the CalGen Secured Debt as of June 30, 2007. Under the CalGen Secured Debt agreements, the lenders could receive additional default interest of 1% on the CalGen Notes and 2% on the CalGen Term Loans from December 21, 2005, through March 29, 2007.

Annual Debt Maturities

Contractual annual principal repayments or maturities of debt instruments not subject to compromise, as of June 30, 2007, are as follows (in millions):

July through December 2007	$118
2008	4,195
2009	599
2010	524
2011	1,834
Thereafter	863
Total debt	8,133
(Discount)/Premium	(34)
Total	$8,099

Debt, Lease and Indenture Covenant Compliance

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness of the Calpine Debtors outstanding at the Petition Date. As a result of the events of default, the debt outstanding under the affected debt instruments generally became automatically and immediately due and payable. We believe that any efforts to enforce such payment obligations against U.S. Debtors are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends through December 20, 2007. Such events of default generally also constituted breaches of executory contracts and unexpired leases of U.S. Debtors. Actions taken by counterparties or lessors based on such breaches, we believe, are also stayed as a result of the Chapter 11 filings. However, under the Bankruptcy Code, we must cure all pre-petition defaults of executory contracts and unexpired leases that we seek to assume. Once we assume an executory contract or unexpired lease pursuant to an order of the U.S. Bankruptcy Court, such executory contract or unexpired lease becomes a post-petition obligation of the applicable U.S. Debtor, and efforts on the part of counterparties or lessors to enforce the U.S. Debtor’s obligations under such contracts or leases may or may not be stayed as a result of the Chapter 11 filings.

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

Calpine Debtor Entities

Pursuant to the DIP Facility, we are subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants which are customary for DIP financings of this nature. As of June 30, 2007, we were in compliance with the DIP Facility covenants.

In addition to the events of default caused as a result of our Chapter 11 or CCAA filings, we may not be in compliance with certain other covenants under the indentures or other debt or lease instruments of certain Calpine Debtor entities, the obligations under all of which have been accelerated.

Further, as part of our “first day” filings in the Chapter 11 cases, we assumed certain unexpired leases and executory contracts related to the sale/leaseback transaction at the Agnews Power Plant. Certain financial information, operational reports and officers’ certificates that we had failed to deliver within the times provided under the financing documents have now been delivered as required. As a result, our obligations under this financing have been classified as non-current.

While it does not affect a debt instrument, we own a 50% interest in Acadia PP through our wholly owned subsidiary, Calpine Acadia Holdings, LLC, which is a U.S. Debtor. The remaining 50% is owned by APH. Calpine Acadia Holdings, LLC and APH are subject to a limited liability company agreement which, among other things, governs their relationship with regard to ownership of Acadia PP. The limited liability company agreement provides that bankruptcy of Calpine Acadia Holdings, LLC is an event of default under such agreement and sets forth certain exclusive remedies in the event that default occurs, including winding up Acadia PP or permitting the non-defaulting party to buy out the defaulting party’s interest at market value less 20%. In connection with APH’s original offer to purchase our interest in Acadia PP, we and Cleco entered into a settlement and release agreement whereby Cleco has waived certain of its rights under the limited liability company agreement, including the buy-out right. Furthermore, Cleco has consented to the assumption and assignment of the limited liability company agreement pursuant to the terms of the U.S. Bankruptcy Court sale order for Acadia PP, thereby effectively waiving enforcement of this provision against us. See Note 5 for further information.

Non-Debtor Entities

As of June 30, 2007, we were in compliance with our obligations under the instruments governing the debt of our Non-Debtor entities, except as described below.

Blue Spruce Energy Center.  In connection with the project financing transaction by Blue Spruce, an event of default existed under the project credit agreement, due to cross default provisions related to the Chapter 11 filing by CES. Subsequently, we obtained an amendment and waiver under the project credit agreement from the lender, which waived the event of default unless and until the CES tolling agreement related to the Blue Spruce facility is rejected in the Chapter 11 cases. In addition, we have failed to deliver certain financial information for this project within the times provided under the project credit agreement. As a result, our obligations with respect to this project credit agreement have been classified as current. On July 11, 2007, we obtained authority from the U.S. Bankruptcy Court to refinance the outstanding obligations under the project credit agreement using the incremental term loans available under the DIP Facility “accordion” provision. We expect this refinancing to be completed during the second half of 2007.

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

Metcalf Energy Center.  In connection with the financing transactions by Metcalf, certain events of default occurred under the project credit agreement as a result of our Chapter 11 filings and related failures to fulfill certain payment obligations under a PPA between CES and Metcalf. Such events of default also constituted a voting rights trigger event under Metcalf’s limited liability company operating agreement, which contains the terms of Metcalf’s redeemable preferred shares. Upon the occurrence of a voting rights trigger event, the holders of the Metcalf redeemable preferred shares may, at their option, remove and replace the existing Metcalf directors unless and until the voting rights trigger event has been waived by the holders of a majority of the Metcalf redeemable preferred shares or until the consequences of the voting rights trigger event have been fully cured. Metcalf entered into waiver agreements on April 18, 2006, and June 22, 2006, with the requisite lenders under the credit agreement waiving the foregoing events of default. Pursuant to the waivers, Metcalf asserted claims in the Chapter 11 cases against Calpine, CES, and Calpine Construction Management Company, Inc. The waivers are effective unless and until any major project document, as defined under the credit agreement, is rejected in connection with the Chapter 11 cases. We expect to assume the major project documents in connection with the Chapter 11 cases. As a result, our obligations under the credit agreement have been classified as non-current.

Pasadena Power Plant.  In connection with our Pasadena lease financing transaction, our Chapter 11 filings constituted an event of default under Pasadena’s participation agreement and certain other agreements relating to the transaction, which resulted in events of default under the indenture governing certain notes issued by the Pasadena owner-lessor. We entered into a forbearance agreement with the holders of a majority of the outstanding notes pursuant to which the noteholders have agreed to forbear from taking any action with respect to the events of default. Such forbearance agreement has lapsed and there is currently no forbearance agreement in place. In addition, we have allowed the incurrence and existence of certain liens, permitted certain prohibited intercompany arrangements, failed to obtain certain insurance waivers, transferred beneficial interests in certain Calpine subsidiaries and experienced other defaults. As a result, our obligations with respect to this lease financing have been classified as current.

8.  Derivative Instruments

The table below reflects the amounts that are recorded as assets and liabilities at June 30, 2007, for our derivative instruments (in millions):

	Interest Rate Derivative Instruments	Commodity Derivative Instruments Net	Total Derivative Instruments
Current derivative assets	$7	$238	$245
Long-term derivative assets	7	351	358
Total assets	$14	$589	$603
Current derivative liabilities	$5	$286	$291
Long-term derivative liabilities	9	480	489
Total liabilities	$14	$766	$780
Net derivative assets (liabilities)	$—	$(177)	$(177)

Of our net derivative liabilities at June 30, 2007, $68 million are net derivative assets of PCF, which is an entity with its existence separate from us and other subsidiaries of ours, and $126 million are net derivative liabilities of Deer Park. We fully consolidate Deer Park and PCF. As a result, we present the assets and liabilities of these entities on our Consolidated Condensed Balance Sheets.

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at June 30, 2007 (in millions):

June 30, 2007
Net derivative liabilities	$(177)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	153
Cash flow hedges terminated prior to maturity	(22)
Cumulative OCI tax benefit	17
Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(29)

____________

(1)	Amount represents one portion of our total AOCI balance of $(42).

Mark-to-market activities, net as shown on our Consolidated Condensed Statements of Operations includes realized settlements of and unrealized mark-to-market gains and losses on both power and gas derivative instruments not designated as cash flow hedges. Gains (losses) due to ineffectiveness on hedging instruments were $(1) million for both the three months ended June 30, 2007 and 2006, and $1 million and $(3) million for the six months ended June 30, 2007 and 2006, respectively. Hedge ineffectiveness is included in unrealized mark-to-market gains and losses.

The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the three and six months ended June 30, 2007 and 2006, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Natural gas derivatives	$(9)	$38	$(15)	$184
Power derivatives	(7)	(59)	(4)	(190)
Interest rate derivatives	(3)	(3)	(10)	(5)
Total derivatives	$(19)	$(24)	$(29)	$(11)

As of June 30, 2007, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 1 and 6 years, for commodity and interest rate derivative instruments, respectively. We currently estimate that pre-tax gains of $2 million would be reclassified from AOCI into earnings during the twelve months ended June 30, 2008, as the hedged transactions affect earnings assuming constant gas and power prices and interest rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

The table below presents the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices and interest rates over time (in millions).

	2007	2008	2009	2010	2011	Thereafter	Total
Natural gas derivatives	$(72)	$(12)	$—	$—	$—	$—	$(84)
Power derivatives	47	24	(4)	(3)	—	—	64
Interest rate derivatives	(2)	(4)	(3)	(2)	—	(15)	(26)
Total pre-tax AOCI	$(27)	$8	$(7)	$(5)	$—	$(15)	$(46)

9.  Loss per Share

As we have incurred net losses during the three and six months ended June 30, 2007 and 2006, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Potentially convertible securities and unexercised in-the-money stock options to purchase a weighted average of 468 thousand and 73 thousand shares of our common stock for the three months ended June 30, 2007 and 2006, respectively, and 422 thousand and 73 thousand for the six months ended June 30, 2007 and 2006, respectively, were not considered in the loss per share calculation as such inclusion would have been anti-dilutive.

In addition, the computation of diluted loss per share excluded the effects of unexercised out-of-the-money stock options of 18,636 thousand and 30,128 thousand for the three months ended June 30, 2007 and 2006, respectively, and 19,419 thousand and 32,838 thousand for the six months ended June 30, 2007 and 2006, respectively, due to the exercise prices being greater than the average fair market prices. For the three and six months ended June 30, 2007 and 2006, 530 thousand and 822 thousand, respectively, and 579 thousand and 841 thousand, respectively, of weighted average common shares of our contingently issuable (unvested) restricted stock were excluded from the calculation of diluted loss per share because our closing stock price had not reached the price at which the shares vest.

There were no shares potentially issuable and thus potentially included in the loss per share calculation under our 2023 Convertible Notes, 2015 Convertible Notes and 2014 Convertible Notes because the exercise prices exceeded the price of Calpine’s common stock. Therefore, we excluded a maximum potential of approximately 399,841 thousand shares related to these contingent convertible notes.

We also excluded 7,427 thousand and 89,000 thousand shares of common stock at June 30, 2007 and 2006, respectively, subject to a share lending agreement with DB London.

10.  Commitments and Contingencies

We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. Further, we and the majority of our subsidiaries filed either for reorganization under Chapter 11 in the U.S. Bankruptcy Court or creditor protection under the CCAA in the Canadian Court on the Petition Date, and additional subsidiaries have filed thereafter. Generally, pursuant to automatic stay provisions under the Bankruptcy Code and orders (which currently extend through December 20, 2007) granted by the Canadian Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as pending litigation against the Calpine Debtors are stayed while the Calpine Debtors continue their business operations as debtors-in-possession. Accordingly, unless indicated otherwise, each pre-petition litigation matter listed below is currently stayed. To the extent that there are any judgments against us in any of these matters during the pendency of our Chapter 11 cases, we expect that such judgments would be classified as LSTC. See Note 2 for information regarding our Chapter 11 cases and CCAA proceedings. In addition to the Chapter 11 cases and CCAA proceedings (in connection with which certain of the matters described below arose), and the other matters described below, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

Pre-Petition Litigation

Hawaii Structural Ironworkers Pension Fund v. Calpine, et al.  This case was filed in San Diego County Superior Court on March 11, 2003, and subsequently transferred to Santa Clara County Superior Court. Defendants in this case are Calpine Corporation, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston, Banc of America Securities, Deutsche Bank Securities, and Goldman, Sachs & Co. The Hawaii Structural Ironworkers Pension Fund alleges that the prospectus and registration statement for the April 2002 offering contained false or misleading statements regarding: Calpine’s actual financial results for 2000 and 2001; Calpine’s projected financial results for 2002; Mr. Cartwright’s agreement not to sell or purchase shares within 90 days of the April 2002 offering; and Calpine’s alleged involvement in “wash trades.” This action is stayed as to Calpine Corporation as a result of our Chapter 11 filing and to the individual defendants listed above by an order of the U.S. Bankruptcy Court, and to the underwriter defendants listed above by an order of the Superior Court. There is no trial date in this action. The parties have agreed to attend a mediation in August 2007. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations.

In re Calpine Corp. ERISA Litig.  Two nearly identical class action complaints alleging claims under ERISA (Phelps v. Calpine Corporation, et al. and Lenette Poor-Herena v. Calpine Corporation et al.) were consolidated under the caption In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA, in the Northern District Court. Plaintiff Poor-Herena subsequently dropped her claim. The consolidated complaint, which names as defendants Calpine Corporation, the members of Calpine Corporation’s Board of Directors, the 401(k) Plan’s Advisory Committee and its members, signatories of the 401(k) Plan’s Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002, an employee of a consulting firm hired by the 401(k) Plan, and unidentified fiduciary defendants, alleged claims under ERISA on behalf of the participants in the 401(k) Plan from January 5, 2001, to the present who invested in the Calpine unitized stock fund. The consolidated complaint alleged that defendants breached their fiduciary duties under ERISA by permitting participants to buy and hold interests in the Calpine unitized stock fund. All claims were dismissed with prejudice by the Northern District Court. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals. As a result of the Chapter 11 filings, the appeal was automatically stayed with respect to Calpine Corporation. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiff opposed the motion and a hearing was scheduled for June 5, 2006; however, prior to the hearing, the parties stipulated to allow the appeal to the Ninth Circuit Court of Appeals to proceed. If the Northern District Court ruling is reversed, the plaintiff may then seek leave from the U.S. Bankruptcy Court to proceed with the action. Plaintiff’s opening brief was filed with the Ninth Circuit Court of

Appeals on November 6, 2006. Further briefing on the appeal was then stayed pending completion of the parties’ participation in the Ninth Circuit Court of Appeal’s alternative dispute resolution program. On March 21, 2007, the parties reached an agreement in principle to settle the claims of plaintiff and the purported class in return for a payment of $4 million by Calpine’s fiduciary insurance carrier, the net proceeds of which will ultimately be deposited into individual plan members’ accounts. The settlement is subject to approval by the U.S. Bankruptcy Court and the Northern District Court.

Johnson v. Peter Cartwright, et al.  On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine Corporation against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending, but stayed, in Santa Clara County Superior Court. Calpine Corporation is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine Corporation and stock sales by certain of the director defendants and the officer defendant. On July 1, 2003, the Santa Clara County Superior Court granted Calpine Corporation’s motion to stay this proceeding until In re Calpine Corporation Securities Litigation, an action then-pending in the Northern District of California, was resolved, or until its further order. In re Calpine Corporation Securities Litigation was resolved by a settlement in November 2005. This case is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants and plaintiff opposed the motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court extending the stay to the individual defendants and ruling that plaintiff has no standing to pursue derivative claims. Calpine Corporation objected to the claim against it, and that claim has been expunged by order of the U.S. Bankruptcy Court. The case remains stayed as to Calpine Corporation and the individual defendants. We consider this lawsuit to be without merit and, should the case proceed against Calpine Corporation, intend to continue to defend vigorously against the allegations if the stay is lifted.

Panda Energy International, Inc., et al. v. Calpine Corporation, et al.  On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, the development rights of which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta Energy Center and that the defendant’s actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $50 million (including related interest) was outstanding at June 30, 2007. Calpine has filed a counterclaim against Panda based on a guaranty. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to continue to vigorously defend it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but did not proceed due to the stay. There has been no activity since the Petition Date.

Snohomish PUD No. 1, et al. v. FERC (regarding Nevada Power Company and Sierra Pacific Power Company v. Calpine Energy Services, L.P. complaint dismissed by FERC).  On December 4, 2001, NPC and SPPC filed a complaint with FERC under Section 206 of the FPA against a number of parties to their PPAs, including CES. NPC and SPPC allege in their complaint that the prices they agreed to pay in certain of the PPAs, including those signed with CES, were negotiated during a time when the spot power market was dysfunctional and that they are unjust and unreasonable. The complaint therefore sought modification of the contract prices. The administrative law judge issued an Initial Decision on December 19, 2002, that found for CES and the other respondents in the case and denied NPC and SPPC the relief that they were seeking. In a June 26, 2003 order, FERC affirmed the judge’s findings and dismissed the complaint, and subsequently denied rehearing of that order. The case was appealed to the Ninth Circuit Court of Appeals. On December 19, 2006, the Ninth Circuit issued a decision finding that FERC erred in its legal analysis and remanded the cases to FERC for further review. CES, along with other suppliers, filed a Petition for Certiorari with the U.S. Supreme Court on May 3, 2007, asking the Court to review the Ninth Circuit’s decision. Several additional Petitions for Certiorari were filed by other power suppliers affected by the Ninth Circuit’s decision. We cannot predict at this time whether these petitions will be granted or the impact the case will have on CES.

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

Harbert Convertible Arbitrage Master Fund, Ltd. et al. v. Calpine Corporation.  Plaintiff Harbert Convertible Fund and two affiliated funds filed this action on July 11, 2005, in the New York County Supreme Court, and filed an amended complaint on July 19, 2005. In their amended complaint, plaintiffs allege that in a July 5, 2005 letter to Calpine Corporation they provided “reasonable evidence” as required under the indenture governing the 2014 Convertible Notes that, on one or more days beginning on July 1, 2005, the trading price of the 2014 Convertible Notes was less than 95% of the product of the common stock price multiplied by the conversion rate, as those terms are defined in the 2014 Convertible Notes indenture, and that Calpine Corporation therefore was required to instruct the bid solicitation agent for the 2014 Convertible Notes to determine the trading price beginning on the next trading day. If the trading price as determined by the bid solicitation agent was below 95% of the product of the common stock price multiplied by the conversion rate for the next five consecutive trading days, then the 2014 Convertible Notes would become convertible into cash and common stock for a limited period of time. Plaintiffs have asserted a claim for breach of contract, seeking unspecified damages, because Calpine Corporation did not instruct the bid solicitation agent to begin to calculate the trading price. In addition, plaintiffs sought a declaration that Calpine had a duty, based on the statements in the letter dated July 5, 2005, to commence the bid solicitation process, and also sought injunctive relief to force Calpine Corporation to instruct the bid solicitation agent to determine the trading price of the 2014 Convertible Notes.

On November 18, 2005, Harbert Convertible Fund filed a second amended complaint for breach and anticipatory breach of indenture, which also added the 2014 Convertible Notes trustee as a plaintiff. At a court hearing on November 22, 2005, counsel for Harbert Convertible Fund and the 2014 Convertible Notes trustee sought an expedited trial, stating that plaintiffs were willing to forego affirmative discovery and could respond to Calpine Corporation’s forthcoming discovery requests promptly. The New York County Supreme Court ordered Harbert Convertible Fund and the 2014 Convertible Notes trustee to provide specified discovery immediately, to respond promptly to any additional discovery demands from Calpine Corporation, and ordered the parties to commence depositions in January 2006. The New York County Supreme Court did not set a firm trial date, but suggested that a trial could occur by early March 2006. Calpine Corporation moved to dismiss the second amended complaint on December 13, 2005. In the meantime, Harbert Convertible Fund and the 2014 Convertible Notes trustee delayed providing any discovery, stating their belief that a bankruptcy filing was imminent that could moot the case or in any event stay it. There has been no activity since the Petition Date.

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

Chapter 11 Related Litigation

Appeal Related to Rejection of Power Purchase Agreements.  On December 21, 2005, we filed a motion with the U.S. Bankruptcy Court to reject eight PPAs and to enjoin FERC from asserting jurisdiction over the rejections. The U.S. Bankruptcy Court issued a temporary restraining order against FERC and set the matter for a hearing on January 5, 2006. Under most of the PPAs sought to be rejected, we are obligated to sell power at prices that are significantly lower than currently prevailing market prices. On December 29, 2005, certain counterparties to the various PPAs filed an action in the SDNY Court arguing that the U.S. Bankruptcy Court did not have jurisdiction over the dispute. On January 5, 2006, the SDNY Court entered an order that had the effect of transferring our motion seeking to reject the eight PPAs and our related request for an injunction against FERC to the SDNY Court from the U.S. Bankruptcy Court. Earlier, however, on December 19, 2005, CDWR, a counterparty to one of the eight PPAs, had filed a complaint with FERC seeking to obtain injunctive relief to prevent us from rejecting our PPA with CDWR and contending that FERC had exclusive jurisdiction over the matter. On January 3, 2006, FERC determined that it did not have exclusive jurisdiction, and that the matter could be heard by the U.S. Bankruptcy Court. However, despite the FERC ruling, on January 27, 2006, the SDNY Court determined that FERC had jurisdiction over whether the contracts could be rejected. We appealed the SDNY Court’s decision to the U.S. Court of Appeals for the Second Circuit. The appeal was heard on April 10, 2006, and we have not yet received a decision. We cannot determine at this time whether the SDNY Court, the U.S. Bankruptcy Court or FERC will ultimately determine whether we may reject any or all of the eight PPAs, or when such determination will be made. In the meantime, three of the PPAs have been terminated by the applicable counterparties, three of the PPAs are the subject of negotiated settlements, and we have reached settlement regarding a fourth PPA subject to obtaining U.S. Bankruptcy Court and regulatory approval. We continue to perform under the PPA that remains in effect. We cannot presently determine the ultimate outcome of the pending court cases nor the market factors that will need to be considered in valuing the contracts to be rejected and therefore are unable to estimate the expected allowed claims related to these PPAs.

First Priority Notes Make Whole Litigation.  In June 2006, pursuant to orders of the U.S. Bankruptcy Court, we completed repayment of the First Priority Notes at par ($646 million) plus accrued and unpaid interest. The repayment orders provided that such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their demand for payment of a “make whole” premium they alleged to be due as a result of our repayment of First Priority Notes prior to their stated maturity. The First Priority Trustee appealed each of the repayment orders to the SDNY Court. In addition, the First Priority Trustee filed an adversary proceeding in the U.S. Bankruptcy Court on behalf of the holders of the First Priority Notes seeking a declaratory judgment on the merits of their demand for a “make whole” premium. On June 21, 2006, the U.S. Bankruptcy Court entered an order approving our request to extend the date by which we were required to answer or otherwise move with respect to the First Priority Trustee’s adversary proceeding until ten days after a final order was entered in the First Priority Trustee’s appeal to the SDNY Court of the repayment orders. The First Priority Trustee then appealed the U.S. Bankruptcy Court’s June 21, 2006, order to the SDNY Court as well, and on July 24, 2006, the SDNY Court entered an order consolidating both appeals. On January 9, 2007, the SDNY Court affirmed the U.S. Bankruptcy Court’s repayment orders, and dismissed for lack of appellate jurisdiction the First Priority Trustee’s appeal of the U.S. Bankruptcy Court’s June 21, 2006, order. On February 8, 2007, the First Priority Trustee filed a notice of appeal of the SDNY Court’s opinion to the Second Circuit Court of Appeals. On April 20, 2007, the Second Circuit Court of Appeals approved the parties’ stipulation to dismiss the First Priority Trustee’s appeals. The First Priority Trustee’s adversary proceeding remains pending in the U.S. Bankruptcy Court. On May 21, 2007, we filed an answer to the First Priority

Trustee’s complaint in the adversary proceeding. That same day, the Creditors’ Committee filed an answer and counterclaim against the First Priority Trustee, the collateral trustee for the First Priority Notes, and the holders of the First Priority Notes. This counterclaim alleged that the First Priority Notes were not “Priority Lien” or “Secured Debt” under the terms of the applicable collateral trust agreement. The First Priority Trustee moved to dismiss the Creditors’ Committee counterclaim on June 15, 2007, and the collateral trustee did the same on June 25, 2007. A day later, the U.S. Bankruptcy Court entered an order setting a briefing schedule for the First Priority Trustee’s and our respective motions for summary judgment on the merits of the First Priority Trustee’s demand for a “make whole” premium. We filed our motion for summary judgment on July 16, 2007. The Creditors’ Committee and Equity Committee filed motions for summary judgment the same day. The First Priority Trustee filed its opposition and cross-motion on July 30, 2007. Hearing on the motions for summary judgment is currently scheduled for September 11, 2007.

Calpine Canada Natural Gas Partnership v. Calpine Energy Services Canada Partnership, et al.  On December 14, 2006, CCNG commenced an action in the Canadian Court against CES-Canada and Lisa Winslow, the trustee of CGCT to, among other things, set aside the transfer of a 49.995% limited partnership interest in Greenfield LP from CES-Canada to CGCT as a fraudulent conveyance or preference. This action alleges that approximately one month prior to CES-Canada seeking protection under the CCAA, CES-Canada transferred its ownership interest in Greenfield LP to CGCT for $100.00. The Plaintiff, a Canadian Debtor and creditor of CES-Canada, alleges that the value of the interest in Greenfield LP was materially in excess of the stated consideration and that the transfer was made with the intent to delay, hinder, defraud, prejudice or postpone the creditors of CES-Canada. Effective July 24, 2007, the Bankruptcy Courts approved a settlement between the U.S. Debtors and the Canadian Debtors, resolving virtually all major cross-border issues among the parties. The settlement order entered by the Canadian Court provides for the dismissal of this action.

Rosetta Avoidance Action.  On June 29, 2007, Calpine Corporation filed a petition in the U.S. Bankruptcy Court against Rosetta for avoidance and recovery of a fraudulent transfer. In July 2005, Calpine Corporation had sold substantially all its remaining domestic oil and gas assets for $1.1 billion to a group led by Calpine Corporation insiders who constituted the management team of Rosetta, which prior to the sale was a subsidiary of Calpine Corporation. The petition alleges that Rosetta’s purchase of the domestic oil and natural gas assets prior to Calpine Corporation’s Chapter 11 filing was for less than reasonably equivalent value. We are seeking monetary damages for the value Rosetta did not pay Calpine Corporation for the assets it acquired, plus interest, which is currently estimated to be approximately $400 million. However, discovery and further analysis may result in changes to that amount. In the alternative, we are seeking the return of the domestic oil and natural gas assets from Rosetta. Rosetta’s answer to the complaint is due September 11, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: (i) the risks and uncertainties associated with our Chapter 11 cases and CCAA proceedings, including our ability to successfully reorganize and emerge from Chapter 11; (ii) our ability to implement our business plan; (iii) financial results that may be volatile and may not reflect historical trends; (iv) seasonal fluctuations of our results; (v) potential volatility in earnings associated with fluctuations in prices for commodities such as natural gas and power; (vi) our ability to manage liquidity needs and comply with financing obligations; (vii) the direct or indirect effects on our business of our impaired credit including increased cash collateral requirements in connection with the use of commodity contracts; (viii) transportation of natural gas and transmission of electricity; (ix) the expiration or termination of our PPAs and the related results on revenues; (x) risks associated with the operation of power plants including unscheduled outages; (xi) factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir; (xii) risks associated with power project development and construction activities; (xiii) our ability to attract, retain and motivate key employees; (xiv) our ability to attract and retain customers and counterparties; (xv) competition; (xvi) risks associated with marketing and selling power from plants in the evolving energy markets; (xvii) present and possible future claims, litigation and enforcement actions; (xviii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xix) other risks identified in this Report and our 2006 Form 10-K. You should also carefully review other reports that we file with the SEC, including without limitation our 2006 Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We operate a fleet of power generation facilities with nearly 25,000 MW of capacity as of June 30, 2007, making us one of the largest wholesale power producers in the U.S. Our portfolio is comprised of two fuel-efficient and clean power generation technologies: natural gas-fired combustion (primarily combined-cycle) facilities and renewable geothermal facilities. We own or lease 65 operating natural gas-fired power facilities in 18 states across the U.S. as well as 19 geothermal facilities in the Geysers region of northern California. Our geothermal facilities are the largest producing geothermal resource in the U.S. Our natural gas-fired portfolio is equipped with state-of-the-art power generation technologies and is recognized as one of the most environmentally friendly and fuel-efficient fleets in the U.S.

We are focused on maximizing value by leveraging our portfolio of power plants, geographic diversity and operational and commercial expertise to provide the optimal combination of products and services to our customers. To accomplish this goal, we seek to maximize asset performance, optimize the management of our commodity exposure and take advantage of growth and development opportunities.

We have developed a long-term business plan that has refocused our attention on our core strengths and that we expect will enable us to emerge from Chapter 11 as a more profitable enterprise. Our new business plan was prepared using a bottom-up approach, with input from throughout the organization and in conjunction with our third-party advisors. The primary assumptions and financial modeling underlying our new business plan have been completed; however, additional changes may be required due to changes in market and regulatory conditions. This new business plan served as the foundation for our Plan of Reorganization.

Restructuring

Plan of Reorganization — On June 20, 2007, the U.S. Debtors filed the Plan of Reorganization with the U.S. Bankruptcy Court, together with the Disclosure Statement and portions of the Plan Supplement. The Plan of Reorganization provides for the treatment of claims of creditors on a “waterfall” basis that allocates value to our creditors and shareholders in accordance with the priorities of the Bankruptcy Code. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims will be paid in full in cash or cash equivalents, as will allowed first and second lien debt claims. Other allowed secured claims will be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed unsecured claims will receive a pro rata distribution of common stock of the reorganized Calpine Corporation until paid in full; allowed unsecured convenience claims (all claims $50,000 or less) will be paid in full in cash or cash equivalents. Any remaining value after such allowed creditors’ claims have been paid in full will be distributed pro rata to existing holders of allowed interests (primarily holders of existing Calpine Corporation common stock) and holders of subordinated equity securities claims in the form of reorganized Calpine Corporation common stock.

The Plan of Reorganization assumes that allowed claims plus Non-Debtor net project debt of $4.1 billion will range from $20.1 billion to $22.3 billion after completion of the claims objection, reconciliation and resolution process. However, because disputed claims, including litigation instituted by us challenging so-called “make whole,” premium, or “no-call” claims, have not yet been finally adjudicated, and our total enterprise value upon emergence has not yet been finally determined, no assurances can be given that actual recoveries to creditors and interest holders will not be materially higher or lower than proposed in the Plan of Reorganization.

The Disclosure Statement contains detailed information about the Plan of Reorganization, a historical profile of our business, a description of proposed distributions to creditors, and an analysis of the Plan of Reorganization’s feasibility, as well as many of the technical matters required for the exit process, such as descriptions of who will be eligible to vote on the Plan of Reorganization and the voting process itself. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan of Reorganization, actions of third parties or otherwise.

On July 27, 2007, we informed the U.S. Bankruptcy Court that we had been contacted by certain parties about potentially sponsoring an alternative plan of reorganization premised upon a structure that will provide guaranteed distributions to the U.S. Debtors’ stakeholders. We are currently investigating the proposed alternative plan structure to determine whether it would offer recoveries to our stakeholders that are superior to those under the current Plan of Reorganization and assessing potential investors’ interest in sponsoring a guaranteed distribution plan that would not compromise what we believe is an appropriate balance sheet upon emergence. To that end, on or about July 20, 2007, we distributed to potential investors requests for proposals in connection with a guaranteed distribution plan.

To allow time to evaluate the prospects of a guaranteed distribution plan and for potential plan sponsors to conduct due diligence in connection with making any plan sponsorship commitments, we adjourned the originally scheduled August 8, 2007, hearing on the adequacy of the Disclosure Statement until September 11, 2007, and have also generally moved back other key plan solicitation and confirmation dates by approximately one month. We may not solicit votes on the Plan of Reorganization, as filed or as it may be amended (whether to reflect any alternative distribution plan or otherwise) until the adequacy of the information in the Disclosure Statement has been approved by the U.S. Bankruptcy Court.

We have the exclusive right until August 20, 2007, to solicit acceptance of the Plan of Reorganization, as filed or amended, which is the maximum period of time provided by the Bankruptcy Code. During this exclusivity period, competing plans of reorganization may not be filed by third parties. The U.S. Bankruptcy Court has the power to terminate this exclusivity period prior to August 20, 2007, and we can make no assurance that the U.S. Bankruptcy Court will not do so.

Nothing contained in this Report is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, as filed or as it may be amended. The Plan of Reorganization will become effective only if it receives the requisite approval and is confirmed by the U.S. Bankruptcy Court, which we currently expect to occur during the last quarter of 2007. However, there can be no assurance that the U.S. Bankruptcy Court will confirm the Plan of Reorganization or that it will be implemented successfully.

Asset Divestitures and Designated Projects — During the six months ended June 30, 2007, we sold the Aries Power Plant (one of our designated projects) and substantially all of the assets of the Goldendale Energy Center. We also sold substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, as we determined PSM’s activities were no longer a strategic fit within our core business. Our actions with respect to the designated project and other asset sales resulted in total gross proceeds of approximately $590 million during the six months ended June 30, 2007. See “Liquidity and Capital Resources — Asset Sales” for additional information on our asset sales through the date of filing of this Report, including a discussion of our designated projects.

Executory Contracts and Unexpired Lease Analysis — Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the U.S. Bankruptcy Court and certain other conditions. We continue to review our executory contracts and unexpired leases using operational and economic criteria to determine what action should be taken. We also may have the opportunity to renegotiate certain executory contracts rather than pursuing a rejection or termination. As a result of our contract rejection and repudiation activities, we recorded $230 million and $335 million in estimated expected allowed claims during the three and six months ended June 30, 2007, respectively.

Capital Structure and Interest Expense — We have implemented initiatives to simplify our capital structure and to reduce our contractual interest expense. As a result of our asset sales during the first six months of 2007, we have reduced our existing indebtedness by over $178 million. As a result of our asset sale activities and the refinancing of the CalGen Secured Debt during the first half of 2007, we expect to realize annualized interest savings of approximately $102 million, excluding certain transaction costs.

Claims Reconciliation Process — We are performing a comprehensive review and reconciliation of approximately 18,400 claims received against the U.S. Debtor estates totaling $111.1 billion. This process involves the identification of certain categories of claims that might be disallowed and expunged, reduced and allowed or reclassified and allowed. Through June 30, 2007, our claims objections filed with the U.S. Bankruptcy Court have resulted in disallowed and expunged claims totaling $72.6 billion. We identified an additional $4.1 billion of claims as redundant. We expect to file additional omnibus claims objections during the pendency of the Chapter 11 cases. On July 30, 2007, we entered into the Canadian Settlement Agreement after the Bankruptcy Courts approved the terms of our two previously disclosed proposed settlements with an ad hoc committee of holders of the ULC I notes and with the Canadian Debtors. The Canadian Settlement Agreement, which encompasses both proposed settlements, resolves virtually all major cross-border issues among the parties. Implementation of the Canadian Settlement Agreement is subject to the completion of certain contingent events including the sale by CCRC of repurchased ULC I notes held by it. Following implementation, we expect to reduce the provision for expected allowed claims in LSTC relating thereto by in excess of $3.0 billion. However, there can be no assurance that the contingent events will be satisfied, the Canadian Settlement Agreement will be implemented successfully and that the provision for expected allowed claims will be reduced accordingly.

Reorganization Items

We have and will continue to incur substantial expenses resulting from our Chapter 11 cases. Reorganization items presented on our Consolidated Condensed Statements of Operations represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on cash accumulated during the Chapter 11 cases and gains on the sale of assets related to our restructuring activities. During the three and six months ended June 30, 2007, we recorded $469 million and $574 million of reorganization items primarily related to contract rejection and repudiation activities, asset impairments and costs associated with the refinancing of the Original DIP Facility and repayment of the CalGen Secured Debt, net of gains on asset sales. During the same periods in 2006, we recorded $655 million and $953 million of reorganization items, most of which related to the provision for expected allowed claims resulting from the rejection or repudiation of leases and other executory contracts and from our guarantee of CES-Canada’s performance under a tolling agreement which it repudiated.

We expect that our financial results could be volatile throughout 2007 and through our emergence from Chapter 11 as our restructuring activities will likely result in additional charges for expected allowed claims, adjustments to existing provisions for expected allowed claims based upon approved settlements or resolutions, asset impairments and reorganization items that could be material to our financial position or results of operations in any given period.

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

We believe that we have taken and will continue to take the necessary steps to emerge from Chapter 11. We filed our Plan of Reorganization within the times prescribed by the Bankruptcy Code; however, we have generally moved back other key plan solicitation and confirmation dates by approximately one month in order to evaluate alternative plan structures. Until we have a confirmed plan or plans or reorganization, we believe the following factors are important in assessing our ability to continue to fund our operations and to successfully reorganize and emerge from Chapter 11 as a sustainable, competitive and profitable power company: (i) reducing our activities in certain non-core areas and lowering overhead and operating expenses; (ii) reducing our anticipated capital requirements over the coming quarters and years; (iii) improving the profitability of our operations and our performance as measured, in part, by the non-GAAP financial measures and other performance metrics discussed in “— Non-GAAP Financial Measures” and “— Operating Performance Metrics” below; (iv) complying with the covenants in our DIP Facility; (v) pursuing an amendment to our DIP Facility to provide adequate exit financing capital upon emergence from Chapter 11; and (vi) stabilizing and increasing future contractual cash flows.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Set forth below are the results of operations for the three months ended June 30, 2007, as compared to the same period in 2006 (in millions, except for unit pricing information, MWh and percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and ‘‘% Change” columns.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue:
Electricity and steam revenue	$1,447	$1,208	$239	20%
Sales of purchased power and gas for hedging and optimization	449	341	108	32
Mark-to-market activities, net	63	24	39	#
Other revenue	16	19	(3)	(16)
Total revenue	1,975	1,592	383	24
Cost of revenue:
Plant operating expense	211	194	(17)	(9)
Purchased power and gas expense for hedging and optimization	353	313	(40)	(13)
Fuel expense	990	700	(290)	(41)
Depreciation and amortization expense	118	114	(4)	(4)
Operating plant impairments	—	3	3	#
Operating lease expense	13	20	7	35
Other cost of revenue	37	42	5	12
Total cost of revenue	1,722	1,386	(336)	(24)
Gross profit	253	206	47	23
Equipment, development project and other impairments	—	62	62	#
Sales, general and administrative expense	39	47	8	17
Other operating expense	3	8	5	63
Income from operations	211	89	122	#
Interest expense	275	300	25	8
Interest (income)	(17)	(20)	(3)	(15)
Minority interest (income) expense	(3)	2	5	#
Other (income) expense, net	(6)	4	10	#
Loss before reorganization items and (benefit) for income taxes	(38)	(197)	159	81
Reorganization items	469	655	186	28
Loss before (benefit) for income taxes	(507)	(852)	345	40
(Benefit) for income taxes	(7)	(34)	(27)	(79)
Net loss	$(500)	$(818)	$318	39

__________

#	Variance of 100% or greater

Total revenue increased by $383 million, or 24%, as compared to the same period a year ago, primarily due to a 20% increase in electricity and steam revenue and a 32% increase in sales of purchased power and gas for hedging and optimization. In addition, mark-to-market activity increased $39 million when compared to the same period in 2006, as discussed further below. The increase in sales of purchased power and gas primarily resulted from higher hedging and optimization activity, as well as from higher commodity prices, during the second quarter of 2007 compared to the same period in 2006. Our Chapter 11 filings and reduced generation in the first half of 2006 curtailed the amount of hedging and optimization activity during that period. Correspondingly, purchased power and gas expense for hedging and optimization also increased by 13% for similar reasons.

Electricity and steam revenue, as shown in the following table, increased primarily due to a 23% increase in energy revenue driven by a 13% increase in generation and 9% higher realized energy revenue per MWh. Our average baseload MW in operation declined 8% due largely to our asset sales in late 2006 and early 2007. Despite this decline, most of our markets experienced warmer temperatures during the three months ended June 30, 2007, resulting in increased demand over the same period a year ago when we had experienced mild weather in most of our markets. Our average baseload capacity factor increased to 43.3% from 35.6% in the same period in 2006. See “— Operating Performance Metrics,” below for an explanation of average baseload capacity factor. Capacity revenues, which are not related to production and include traditional capacity payments and other revenues such as RMR Contracts, resource adequacy and ancillary service revenues, decreased by 1% during the three months ended June 30, 2007.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions, except pricing data)
Electricity and steam revenue:
Energy	$1,096	$891	$205	23%
Capacity	225	227	(2)	(1)
Thermal and other	126	90	36	40
Total electricity and steam revenue	$1,447	$1,208	$239	20
MWh generated (in thousands)	21,439	18,961	2,478	13
Average electricity and steam revenue per MWh generated*	$67.49	$63.71	$3.78	6
Average energy revenue per MWh generated	$51.12	$46.99	$4.13	9

__________

*	Exclusive of hedging and optimization and other activity.

Gross profit improved by $47 million, or 23%, compared to the same period in 2006, primarily due to a $23 million or 4% increase in all-in realized spark spread (a component of gross profit as described in “— Operating Performance Metrics” below) and a $31 million increase in the non-generation component of our mark-to-market activities. These favorable variances were partially offset by a $17 million increase in plant operating expense.

During the three months ended June 30, 2007, our all-in realized spark spread improved by $23 million compared to the same period in 2006. The improvement resulted primarily from favorable weather conditions in April and May as compared to the same period last year. Warmer temperatures led to increased production in most of our major markets as a result of higher comparative demand and spark spreads. This improvement, however, was partially offset by milder temperatures in Texas and the Southeast in the month of June. Higher than average rainfall in these geographic markets had the effect of lowering average temperatures and in turn lowering comparative demand and spark spreads during the month.

Mark-to-market activities, which are shown on a net basis and detailed in the table below, result from general market price movements against our open commodity and interest rate derivative positions not designated as hedges. These commodity and interest rate positions represent a small portion of our overall commodity and interest rate contract position.

During the three months ended June 30, 2007, the $33 million favorable mark-to-market variance relating to the Deer Park Energy Center is primarily due to gains on power derivatives relating to our Deer Park facility.

The unfavorable mark-to-market variance in gas is primarily due to losses in the three months ended June 30, 2007 on certain gas positions used to economically hedge one of our transport contracts. During the three months ended June 30, 2006, we recorded gains on undesignated short gas positions as gas prices declined. The favorable mark-to-market variance in power is primarily due to gains on certain power trades used to economically hedge one of our transmission contracts.

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

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions)
Mark-to-market activities, net:
Deer Park Energy Center	$46	$13	$33	#	%
Gas	(6)	5	(11)	#
Power	13	—	13	—
Interest rate swaps and other	10	6	4	67
Total mark-to-market activities, net	$63	$24	$39	#

__________

#	Variance of 100% or greater

Plant operating expense increased primarily due to an increase of $15 million in major maintenance and equipment failure costs during the three months ended June 30, 2007, over the comparable period in the prior year. During the three months ended June 30, 2006, major maintenance costs were lower than normal due to decreased generation owing to weakened demand; as a result, certain major maintenance work which is performed when the gas turbines have run a certain number of hours was delayed until later in 2006.

Fuel expense (a component of all-in realized spark spread) increased during the three months ended June 30, 2007, as compared to the same period in 2006 primarily due to a 15% increase in adjusted fuel expense per MMBtu and the previously noted 13% increase in generation.

Operating lease expense decreased by $7 million primarily due to a decrease of $5 million related to the rejection of the Rumford and Tiverton leases subsequent to June 30, 2006.

In the three months ended June 30, 2006, we recorded total impairment charges of $65 million primarily related to turbine-generator equipment deemed likely to be disposed of by sale or auction in the second half of 2006. Impairment charges recorded during the three months ended June 30, 2007, related to our restructuring activities are included in reorganization items as discussed below.

Interest expense decreased due primarily to a $26 million decrease resulting from the net effect of the refinancing of the CalGen Secured Debt in late March 2007 and the repayment of the First Priority Notes in May and June of 2006 using funds available under the DIP Facility which carried lower interest rates. An additional $5 million decrease was due to the extinguishment of project financing as a result of our asset sales, principally related to the Fox Energy Center. These decreases were partially offset by a $13 million increase in interest expense related to the additional adequate protection payments granted to the holders of our Second Priority Debt in December 2006, as compared to the amounts authorized during the three months ended June 30, 2006. See Note 2 of the Notes to Consolidated Condensed Financial Statements and “— Liquidity and Capital Resources” below for further information related to our recognition of interest expense for the Second Priority Debt during our reorganization.

The favorable variance of $10 million in other (income) expense, net was primarily due to the non-recurrence in the current period in 2007 of a loss of $18 million on the repurchase of our First Priority Notes recognized during the three months ended June 30, 2006. This favorable variance was partially offset by a $7 million gain on the sale of certain auxiliary boilers and a $4 million gain on the sale of emission reduction credits and nitrate allowances that were recorded during the three months ended June 30, 2006.

The table below lists the significant components of reorganization items for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions)
Provision for expected allowed claims	$230	$559	$329	59%
Asset impairments	106	2	(104)	#
DIP Facility financing costs	—	4	4	#
Professional fees	49	40	(9)	(23)
Interest (income) on accumulated cash	(15)	(8)	7	88
Other	99	58	(41)	(71)
Total reorganization items	$469	$655	$186	28

__________

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the three months ended June 30, 2007, our estimate of expected allowed claims consisted primarily of (i) $85 million related to the settlement agreement with Cleco as a result of the rejection of two PPAs for the output of the Acadia Energy Center, (ii) an additional accrual of $81 million resulting from the rejection of certain leases and other agreements related to the Rumford and Tiverton power plants for which we have agreed to allow general unsecured claims in the aggregate of $190 million and (iii) $65 million resulting from a stipulated settlement related to the RockGen facility. During the three months ended June 30, 2006, our estimate of expected allowed claims consisted primarily of (i) $309 million resulting from repudiated gas transportation and power transmission contracts and (ii) $235 million related to the rejection of the Rumford and Tiverton power plant leases, the write-off of prepaid lease expense and certain fees and expenses related to the transaction (including $109 million as our original estimate of expected allowed claims related to the rejection of the facility leases and other agreements).

Asset Impairments — During the three months ended June 30, 2007, asset impairment charges were primarily due to a pre-tax, predominately non-cash impairment charge of approximately $89 million to record our interest in Acadia PP at fair value less cost to sell. See Note 5 of the Notes to Consolidated Condensed Financial Statements and “— Liquidity and Capital Resources — Asset Sales” below for further information regarding our asset sales. Asset impairment charges during the comparable period in 2006 relating primarily to turbine-generator equipment are discussed above.

Other — Other reorganization items increased primarily due to a $36 million increase in foreign exchange losses on LSTC denominated in a foreign currency over the comparable period in the prior year.

We recorded a tax benefit of $7 million during the three months ended June 30, 2007, as compared to a tax benefit of $34 million during the same period in 2006. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information regarding our income taxes.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Set forth below are the results of operations for the six months ended June 30, 2007, as compared to the same period in 2006 (in millions, except for unit pricing information, MWh and percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without parentheses while decreases in revenue/income or increases in expense (unfavorable variances) are shown with parentheses in the “$ Change” and ‘‘% Change” columns.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue:
Electricity and steam revenue	$2,722	$2,228	$494	22%
Sales of purchased power and gas for hedging and optimization	817	618	199	32
Mark-to-market activities, net	3	60	(57)	(95)
Other revenue	48	42	6	14
Total revenue	3,590	2,948	642	22
Cost of revenue:
Plant operating expense	379	345	(34)	(10)
Purchased power and gas expense for hedging and optimization	676	561	(115)	(20)
Fuel expense	1,875	1,368	(507)	(37)
Depreciation and amortization expense	236	229	(7)	(3)
Operating plant impairments	—	53	53	#
Operating lease expense	24	42	18	43
Other cost of revenue	80	89	9	10
Total cost of revenue	3,270	2,687	(583)	(22)
Gross profit	320	261	59	23
Equipment, development project and other impairments	2	68	66	97
Sales, general and administrative expense	79	98	19	19
Other operating expense	10	15	5	33
Income from operations	229	80	149	#
Interest expense	574	592	18	3
Interest (income)	(34)	(40)	(6)	(15)
Minority interest (income) expense	(1)	3	4	#
Other (income) expense, net	(7)	17	24	#
Loss before reorganization items, provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(303)	(492)	189	38
Reorganization items	574	953	379	40
Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(877)	(1,445)	568	39
Provision (benefit) for income taxes	82	(37)	(119)	#
Loss before cumulative effect of a change in accounting principle	(959)	(1,408)	449	32
Cumulative effect of a change in accounting principle, net of tax	—	1	(1)	#
Net loss	$(959)	$(1,407)	$448	32

__________

#	Variance of 100% or greater

Total revenue increased by $642 million, or 22%, as compared to the same period a year ago, primarily due to a 22% increase in electricity and steam revenue and a 32% increase in sales of purchased power and gas for hedging and optimization. Mark-to-market activity decreased $57 million when compared to the same period in 2006, as discussed further below. The increase in sales of purchased power and gas primarily resulted from higher hedging and optimization activity and from marginally higher commodity prices during the six months ended June 30, 2007, compared to the same period in 2006. Our Chapter 11 filings and reduced generation in the first half of 2006 curtailed the amount of hedging and optimization activity during that period. Correspondingly, purchased power and gas expense for hedging and optimization also increased by 20% for similar reasons.

Electricity and steam revenue, as shown in the following table, increased primarily due to a 28% increase in energy revenue driven by a 21% increase in generation. Our average baseload MW in operation declined 7% due largely to our asset sales in late 2006 and early 2007. Despite this decline, most of our markets experienced favorable temperatures during the six months ended June 30, 2007, resulting in increased demand over the same period a year ago when we had experienced mild weather in most of our markets. Our average baseload capacity factor increased to 42.5% from 32.7% in the same period in 2006. See “— Operating Performance Metrics,” below for an explanation of average baseload capacity factor. Capacity revenues, which are not related to production and include traditional capacity payments and other revenues such as RMR Contracts, resource adequacy and ancillary service revenues, increased by 1% due in part to recognition of previously deferred RMR Contract revenues as part of a settlement during the six months ended June 30, 2007.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions, except pricing data)
Electricity and steam revenue:
Energy	$2,033	$1,593	$440	28%
Capacity	459	455	4	1
Thermal and other	230	180	50	28
Total electricity and steam revenue	$2,722	$2,228	$494	22
MWh generated (in thousands)	41,782	34,440	7,342	21
Average electricity and steam revenue per MWh generated*	$65.15	$64.69	$0.46	1
Average energy revenue per MWh generated	$48.66	$46.25	$2.41	5

__________

*	Exclusive of hedging and optimization and other activity.

Gross profit improved by $59 million, or 23%, compared to the same period in 2006, primarily due to a $98 million or 11% increase in all-in realized spark spread (a component of gross profit as described in “— Operating Performance Metrics” below) and decreases in operating plant impairments of $53 million and operating lease expense of $18 million. These favorable variances were partially offset by an $86 million decrease in the non-generation component of our mark-to-market activities and a $34 million increase in plant operating expense.

During the six months ended June 30, 2007, we realized an improvement in our all-in realized spark spread of $98 million compared to the same period in 2006. The improvement is primarily due to temperatures in our major markets being favorably cooler during the first quarter of 2007 and generally favorably warmer during the second quarter of 2007 which caused a corresponding increase in demand and higher production levels. The improvement in 2007, however, has been moderately offset by milder temperatures in Texas and the Southeast during the month of June due to higher than average rainfall. Additionally, increased hydroelectric production in the Pacific Northwest as a result of unseasonably high rainfall and snow melt in 2006 negatively impacted our all-in realized spark spread last year but did not have as great an impact this year.

Mark-to-market activities, which are shown on a net basis and detailed in the table below, result from general market price movements against our open commodity and interest rate derivative positions not designated as hedges. These commodity and interest rate positions represent a small portion of our overall commodity and interest rate contract position.

During the six months ended June 30, 2007, the $33 million favorable mark-to-market variance relating to the Deer Park Energy Center is primarily due to gains on power derivatives relating to our Deer Park facility.

The unfavorable mark-to-market variance in gas is primarily due to losses in the first half of 2007 on certain gas positions used to economically hedge one of our transport contracts. During the first half of 2006, we recorded gains on undesignated short gas positions as gas prices declined. The unfavorable mark-to-market variance in power is primarily due to losses on certain power trades used to economically hedge one of our transmission contracts.

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

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions)
Mark-to-market activities, net:
Deer Park Energy Center	$47	$14	$33	#	%
Gas	(35)	34	(69)	#
Power	(18)	16	(34)	#
Interest rate swaps and other	9	(4)	13	#
Total mark-to-market activities, net	$3	$60	$(57)	(95)

__________

#	Variance of 100% or greater

Plant operating expense increased primarily due to an increase of $31 million in major maintenance and equipment failure costs during the six months ended June 30, 2007, over the comparable period in the prior year. During the six months ended June 30, 2006, major maintenance costs were lower than normal due to decreased generation owing to weakened demand; as a result, certain major maintenance work was delayed until later in 2006. The increase in major maintenance was partially offset by a decrease in equipment failure cost due to lowering of estimated damage costs associated with the Carville, Morgan and South Point plants for which adjustments were recorded in the six months ended June 30, 2007, and due to non-recurrence of a 2006 failure at our Baytown plant.

Fuel expense (a component of all-in realized spark spread) increased during the six months ended June 30, 2007, as compared to the same period in 2006 primarily due to the 21% increase in generation and, to a lesser extent, an increase in natural gas prices.

During the six months ended June 30, 2006, we recorded total impairment charges of $121 million primarily due to $68 million relating to turbine-generator equipment and $50 million relating to Fox Energy Center. The majority of our impairment charges recorded during the six months ended June 30, 2007, related to our restructuring activities and are included in reorganization items as discussed below.

Operating lease expense decreased by $18 million primarily due to a decrease of $9 million related to the rejection of the Rumford and Tiverton leases subsequent to June 30, 2006. The decrease is also attributed to a $3 million dismantlement expense adjustment relating to our Monterey plant recorded in the six months ended June 30, 2007, and a $2 million decrease associated with a sale-leaseback agreement at the Geysers Assets that was cancelled in February 2006.

Sales, general and administrative expense decreased primarily due to the overall reduction in workforce and resultant $11 million net reduction in personnel cost as well as higher allocations of information technology costs to power plant operating expense of $8 million.

Interest expense decreased due primarily to a $23 million decrease resulting from the net effect of the refinancing of the CalGen Secured Debt in late March 2007 and the repayment of the First Priority Notes in May and June of 2006 using funds available under the DIP Facility which carried lower interest rates. An additional $17 million decrease was due to the extinguishment of project financing as a result of our asset sales, principally related to the Fox Energy Center. These decreases were partially offset by a $26 million increase in interest expense related to the additional adequate protection payments granted to the holders of our Second Priority Debt in December 2006, as compared to the amounts authorized during the six months ended June 30, 2006. See Note 2 of the Notes to Consolidated Condensed Financial Statements and “— Liquidity and Capital Resources” below for further information related to our recognition of interest expense for the Second Priority Debt during our reorganization.

The favorable variance of $24 million in other (income) expense, net was primarily due to the non-recurrence of certain expenses recorded during the six months ended June 30, 2006, such as (i) a loss of $18 million on the repurchase of our First Priority Notes, (ii) $3 million in bank and waiver fees related to CCFC and (iii) $2 million in charges related to ineffective interest rate swaps. Also contributing to the favorable variance was a $6 million foreign exchange gain on intercompany loans denominated in a foreign currency during the six months ended June 30, 2007, as compared to a $1 million foreign exchange loss during the same period in 2006. These favorable variances were partially offset by the non-recurrence of a $7 million gain on the sale of certain auxiliary boilers and a $4 million gain on the sale of emission reduction credits and nitrate allowances that were recorded during the six months ended June 30, 2006.

The table below lists the significant components of reorganization items for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(Dollars in millions)
Provision for expected allowed claims	$335	$789	$454	58%
Gains on asset sales	(250)	—	250	—
Asset impairments	120	2	(118)	#
DIP Facility financing and CalGen Secured Debt repayment costs	160	32	(128)	#
Professional fees	95	68	(27)	(40)
Interest (income) on accumulated cash	(23)	(13)	10	77
Other	137	75	(62)	(83)
Total reorganization items	$574	$953	$379	40

__________

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the six months ended June 30, 2007, our estimate of expected allowed claims consisted primarily of (i) $112 million resulting from the repudiation of a gas transportation contract, (ii) $85 million related to the settlement agreement with Cleco as a result of the rejection of two PPAs for the output of the Acadia Energy Center, (iii) an additional accrual of $81 million resulting from the rejection of certain leases and other agreements related to the Rumford and Tiverton power plants for which we have agreed to allow general unsecured claims in the aggregate of $190 million and (iv) $65 million resulting from a stipulated settlement related to the RockGen facility. During the six months ended June 30, 2006, our estimate of expected allowed claims consisted primarily of (i) $309 million resulting from repudiated gas transportation and power transmission contracts, (ii) $235 million related to the rejection of the Rumford and Tiverton power plant leases, the write-off of prepaid lease expense and certain fees and expenses related to the transaction (including $109 million as our original estimate of expected allowed claims related to the rejection of the facility leases and other agreements) and (iii) $233 million related to the parental guarantee resulting from CES-Canada’s repudiation of its tolling contract with Calgary Energy Centre.

Gains on Asset Sales — During the six months ended June 30, 2007, gains on asset sales primarily resulted from the sale of the Aries Power Plant, Goldendale Energy Center and PSM during 2007 with no comparable activity in the prior year.

See Note 5 of the Notes to Consolidated Condensed Financial Statements and “—Liquidity and Capital Resources — Asset Sales” below for further information regarding our asset sales.

Asset Impairments — During the six months ended June 30, 2007, asset impairment charges were primarily due to a pre-tax, predominately non-cash impairment charge of approximately $89 million to record our interest in Acadia PP at fair value less cost to sell. See Note 5 of the Notes to Consolidated Condensed Financial Statements and “— Liquidity and Capital Resources — Asset Sales” below for further information regarding our asset sales. Asset impairment charges during the comparable period in 2006 relating primarily to turbine-generator equipment and the Fox Energy Center are discussed above.

DIP Facility Financing and CalGen Secured Debt Repayment Costs — During the six months ended June 30, 2007, we recorded costs related to the refinancing of our Original DIP Facility and repayment of the CalGen Secured Debt consisting of (i) $52 million of DIP Facility transaction costs, (ii) the write-off of $32 million in unamortized discount and deferred financing costs related to the CalGen Secured Debt and (iii) $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. See Note 7 of the Notes to Consolidated Condensed Financial Statements and “— Liquidity and Capital Resources — DIP Facility and — Repayment of CalGen Secured Debt” below for further information. During the six months ended June 30, 2006, we recorded $29 million in origination fees and expenses related to our Original DIP Facility.

Professional Fees — The increase in professional fees over the comparable period in 2006 resulted primarily from an increase in activity managed by our third party advisors including our Plan of Reorganization, litigation and claims reconciliation matters.

Other — Other reorganization items increased primarily due to a $44 million increase in foreign exchange losses on LSTC denominated in a foreign currency over the comparable period in the prior year and a charge of $14 million during the six months ended June 30, 2007, resulting from debt pre-payment and make whole premium fees to the project lenders related to the sale of the Aries Power Plant.

We recorded a tax provision of $82 million during the six months ended June 30, 2007, as compared to a tax benefit of $37 million during the same period in 2006. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information regarding our income taxes.

2007 Outlook

We expect our results of operations to continue to be impacted by our actions while in Chapter 11 as well as future power prices, fuel prices, fuel availability and unit availability. Spreads between power and fuel prices are expected to remain volatile as power and fuel prices change based on demand, weather and other factors. Certain of our markets are currently experiencing milder temperatures than normal for the summer months through the filing of this Report, which has had a negative impact on our average all-in realized spark spreads. As a result of milder temperatures and other factors, forward spark spreads for the balance of 2007 have declined from earlier and anticipated levels. This decline could have an adverse effect on our future average all-in realized spark spreads; however, we expect that our hedging program will partially mitigate the impact on our results of operations.

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

The below table provides a reconciliation of Adjusted EBITDA to our cash flow from operations and GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Cash provided by (used in) operating activities	$57	$(208)	$(175)	$(204)
Less:
Changes in operating assets and liabilities, excluding the effects of acquisition	51	(205)	(78)	(67)
Additional adjustments to reconcile GAAP net loss to net cash provided by (used in) operating activities from both continuing and discontinued operations:
Depreciation and amortization expense (1)	141	145	284	289
Deferred income taxes	(7)	(34)	82	(37)
Mark-to-market activities, net	(63)	(24)	(3)	(60)
Non-cash reorganization items	434	616	497	870
Impairment charges and other	1	112	2	208
GAAP net loss	(500)	(818)	(959)	(1,407)
Add:
Adjustments to reconcile GAAP net loss to Adjusted EBITDA:
Interest expense, net of interest income	258	280	540	552
Depreciation and amortization expense (1)	129	127	258	255
Income tax provision (benefit)	(7)	(34)	82	(37)
Impairment charges	—	65	2	121
Reorganization items	469	655	574	953
Major maintenance expense	46	29	74	33
Operating lease expense	13	20	24	42
(Gains) on derivatives (non-cash portion)	(76)	(45)	(12)	(150)
Non-cash loss on repurchase or extinguishment of debt	—	18	—	18
Other	(6)	(3)	(7)	5
Adjusted EBITDA	$326	$294	$576	$385

__________

(1)

Depreciation and amortization in the GAAP net loss calculation includes items, such as deferred financing costs and discounts/premiums, which are included in interest expense, net of interest income in the Adjusted EBITDA calculation.

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

•

Average Heat Rate for gas-fired fleet of power plants (excluding peakers) expressed in Btus of fuel consumed per KWh generated.  We calculate the average Heat Rate for our gas-fired power plants (excluding peaker facilities) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower our cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.

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

•	Average plant operating expense per MWh. To assess trends in electric power plant operating expense, or POX, per MWh, we divide POX by total MWh generated in the period.

The table below shows the operating performance metrics for continuing operations discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except hours in period, percentages, Heat Rate, price and cost information)
Operating Performance Metrics:
MWh generated	21,439	18,961	41,782	34,440
Average availability	89.9%	90.4%	90.3%	91.1%
Average baseload capacity factor:
Average total MW in operation	25,091	26,983	25,223	26,946
Less: Average MW of peaker facilities	3,019	2,965	3,010	2,965
Average baseload MW in operation	22,072	24,018	22,213	23,981
Hours in the period	2,184	2,184	4,344	4,344
Potential baseload generation (MWh)	48,205	52,455	96,493	104,173
Actual total generation (MWh)	21,439	18,961	41,782	34,440
Less: Actual peaker facilities’ generation (MWh)	575	278	771	364
Actual baseload generation (MWh)	20,864	18,683	41,011	34,076
Average baseload capacity factor	43.3%	35.6%	42.5%	32.7%
Average Heat Rate for gas-fired power plants (excluding peakers)(Btu’s/KWh):
Not steam adjusted	8,304	8,551	8,282	8,684
Steam adjusted	7,182	7,275	7,147	7,253
Average all-in realized electric price:
Electricity and steam revenue	$1,446,302	$1,207,479	$2,721,790	$2,227,470
Spread on sales of purchased power for hedging and optimization	101,712	75,943	141,052	60,833
Revenue related to power generation in mark-to-market activity, net	72,070	42,991	151,833	86,172
Adjusted electricity and steam revenue	$1,620,084	$1,326,413	$3,014,675	$2,374,475
MWh generated	21,439	18,961	41,782	34,440
Average all-in realized electric price per MWh	$75.57	$69.95	$72.15	$68.95
Average cost of natural gas:
Fuel expense	$990,417	$700,234	$1,875,186	$1,368,409
Fuel cost elimination	3,507	2,980	8,044	6,026
Spread on sales of purchased gas for hedging and optimization	6,203	46,957	158	3,772
Fuel expense related to power generation in mark-to-market activity, net	51,842	30,893	112,986	76,298
Adjusted fuel expense	$1,051,969	$781,064	$1,996,374	$1,454,505
MMBtu of fuel consumed by generating plants	149,349	127,905	287,848	230,846
Average cost of natural gas per MMBtu	$7.04	$6.11	$6.94	$6.30
MWh generated	21,439	18,961	41,782	34,440
Average cost of adjusted fuel expense per MWh	$49.07	$41.19	$47.78	$42.23
All-in realized spark spread:
Adjusted electricity and steam revenue	$1,620,084	$1,326,413	$3,014,675	$2,374,475
Less: Adjusted fuel expense	1,051,969	781,064	1,996,374	1,454,505
All-in realized spark spread	$568,115	$545,349	$1,018,301	$919,970
MWh generated	21,439	18,961	41,782	34,440
All-in realized spark spread per MWh	$26.50	$28.76	$24.37	$26.71
Average plant operating expense (POX) per actual MWh:
POX	$210,688	$194,622	$378,715	$345,325
POX per actual MWh	$9.83	$10.26	$9.06	$10.03

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

Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described under “— DIP Facility” below, we have completed the refinancing of our $2.0 billion Original DIP Facility with the $5.0 billion DIP Facility, which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. In addition, we have obtained U.S. Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) our cash management program (as described under “Cash Management” below), (ii) payments to our employees, vendors and suppliers necessary in order to keep our facilities operational and (iii) procedures for the rejection of certain leases and executory contracts.

We currently obtain cash from our general operations, borrowings under credit facilities, including the DIP Facility, sale or partial sale of certain assets, and project financings or refinancings. In the past, we have also obtained cash from issuances of debt, equity, trust preferred securities and convertible debentures and contingent convertible notes; proceeds from sale/leaseback transactions; and contract monetizations, and we or our subsidiaries may in the future complete similar transactions in order to fund our ongoing operations and emergence from Chapter 11. We utilize this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing and optimization activities, and meet our other cash and liquidity needs. We do not intend, nor do we anticipate being able, to pay any cash dividends on our common stock in the foreseeable future because of our Chapter 11 cases and liquidity constraints. In addition, our ability to pay cash dividends is restricted under certain of our indentures and our other debt agreements. Trading in our common stock during the pendency of our Chapter 11 cases and CCAA proceedings is highly speculative and poses substantial risks. The U.S. Bankruptcy Court has imposed restrictions on trading in our common stock and certain securities, including options, convertible into our common stock, and, in order to preserve our ability to utilize our NOL carryforwards after the effective date of the Plan of Reorganization, we have proposed restrictions on certain transfers of the reorganized Calpine Corporation common stock. Holders of our common stock may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and receive no payment or other consideration in return. Future cash dividends, if any, following our emergence from Chapter 11 will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

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

We pay current interest on debt of the Calpine Debtors that has been determined to be fully secured and make payments of interest or principal, as applicable, on the debt of our subsidiaries that have not filed for protection under Chapter 11 nor are subject to the CCAA proceedings. Pursuant to the Cash Collateral Order, we make periodic cash adequate protection payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006, but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic adequate protection payments on a quarterly basis to the holders of outstanding Second Priority Debt through December 31, 2007. Thereafter, unless we have a confirmed plan or plans of reorganization and are no longer subject to U.S. Bankruptcy Court jurisdiction, the holders of Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and, therefore, have reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations. We do not generally pay interest or make other debt service payments on the debt of the Calpine Debtors classified as LSTC other than pursuant to applicable U.S. Bankruptcy Court orders. As a result, for the three and six months ended June 30, 2007 and 2006, our actual interest payments to unrelated parties were less by $29 million and $45 million, respectively, and $78 million and $160 million, respectively, than the contractually specified interest payments (at non-default rates) would have been. The $78 million for the six months ended June 30, 2007, is comprised of $29 million for the three months ended June 30, 2007, and $49 million for the three months ended March 31, 2007. The amount for the three months ended March 31, 2007, has been adjusted from the amount previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to obtain confirmation of our Plan of Reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process; (iv) our ability to comply with the terms of our DIP Facility and the adequate assurance provisions of the Cash Collateral Order; and (v) our ability to achieve profitability following a restructuring. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, there can be no assurance as to the success of such efforts.

DIP Facility — On March 29, 2007, we completed the refinancing of the Original DIP Facility with our $5.0 billion DIP Facility. The DIP Facility consists of a $4.0 billion first priority senior secured term loan and a $1.0 billion first priority senior secured revolving credit facility together with an uncommitted term loan facility that permits us to raise up to $2.0 billion of incremental term loan funding on a senior secured basis with the same priority as the current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility is priced at LIBOR plus 2.25% or base rate plus 1.25% and matures on the earlier of the effective date of a confirmed plan or plans of reorganization or March 29, 2009. We have the option to convert the DIP Facility into our exit financing, provided certain conditions are met, which would extend the maturity date to March 29, 2014. We expect the effective date of our Plan of Reorganization will be within the next twelve months; therefore, borrowings under the DIP Facility are classified as current at June 30, 2007. In addition to refinancing the Original DIP Facility, borrowings under the DIP Facility were applied on March 29, 2007, to the repayment of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt (see “ — Repayment of CalGen Secured Debt” below). In connection with the DIP Facility, we incurred transaction costs of $52 million which are included in reorganization items on our Consolidated Condensed Statements of Operations. On July 11, 2007, the U.S. Bankruptcy Court authorized us to enter into a commitment letter, pay associated commitment and other fees, and to amend the DIP Facility to provide for additional secured exit financing of up to $3.0 billion in addition to amounts currently available under the DIP Facility upon conversion of the DIP Facility to exit financing. Amendment of the DIP Facility is subject to further conditions, including obtaining necessary approvals of lenders under the DIP Facility. The commitment to fund the additional facilities under the amended DIP Facility will expire on January 31, 2008, if certain conditions, including effectiveness of the Plan of Reorganization, are not met.

The DIP Facility contains restrictions on the U.S. Debtors, including limiting their ability to, among other things: (i) incur additional indebtedness; (ii) create or incur liens to secure debt; (iii) lease, transfer or sell assets or use proceeds of permitted asset leases, transfers or sales; (iv) issue capital stock; (v) make investments; and (vi) conduct certain types of business.

Our ability to utilize the DIP Facility is subject to the DIP Order. Subject to the exceptions set forth in the DIP Order, the obligations of the U.S. Debtors under the DIP Facility are an allowed administrative expense claim in each of the loan parties’ Chapter 11 cases, and are secured by (i) a perfected first priority lien on, and security interest in, all present and after-acquired property of the U.S. Debtors not subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or to a valid lien in existence on the Petition Date and subsequently perfected (excluding rights in avoidance actions), (ii) a perfected junior lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is otherwise subject to a valid, perfected and non-avoidable lien in existence on the Petition Date or a valid lien in existence on the Petition Date that is subsequently perfected and (iii) to the extent applicable, a perfected first priority priming lien on, and security interest in, all present and after-acquired property of the U.S. Debtors that is subject to the replacement liens granted pursuant to and under the Cash Collateral Order.

As of June 30, 2007, there was $4.0 billion outstanding under the term loan facility, no borrowings outstanding under the revolving credit facility and $177 million of letters of credit issued against the revolving credit facility.

Repayment of CalGen Secured Debt — On March 29, 2007, we repaid the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, primarily with borrowings under the DIP Facility term loan facility plus approximately $224 million of cash on hand at CalGen. To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a pre-payment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to an unsecured claim for damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal. As a result of the DIP Order and repayment of CalGen Secured Debt, we incurred charges of $32 million to write off the remaining unamortized discount and deferred financing costs and recorded $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. These charges are included in reorganization items on our Consolidated Condensed Statement of Operations for the six months ended June 30, 2007. Both we and the holders of the CalGen Secured Debt have filed notices of appeal to the SDNY Court seeking review of the DIP Order. Although the CalGen Secured Debt lenders are also seeking interest on their claims at the default rate, the U.S. Bankruptcy Court concluded that a decision on default interest would be premature at this time. Accordingly, we have not accrued any default interest for the CalGen Secured Debt as of June 30, 2007. Under the CalGen Secured Debt agreements, the lenders could receive additional default interest of 1% on the CalGen Notes and 2% on the CalGen Term Loans from December 21, 2005, through March 29, 2007.

Cash Management — We have received U.S. Bankruptcy Court approval to continue to manage our cash in accordance with our pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This program allows us to maintain bank and other investment accounts and to continue to manage our cash on an integrated basis through Calpine Corporation. Such cash management systems are subject to the requirements of the DIP Facility, the Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant U.S. Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the U.S. Debtors (each of whom is a participant in the cash management system), which had been subject to a lien in favor of the Original DIP Facility lenders, became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all unrestricted cash of the U.S. Debtors and certain other subsidiaries exceeding a $25 million threshold be maintained in a concentration account with one of the DIP Facility agents. In addition, the DIP Facility provides that the DIP Facility agent may elect to require all unrestricted cash of the U.S. Debtors and certain other subsidiaries, including amounts below the $25 million threshold, be maintained in the concentration account.

In addition, during the pendency of our Chapter 11 cases, in lieu of distributions, our U.S. Debtor subsidiaries are permitted under the terms of the Cash Collateral Order to make transfers from their excess cash flow in the form of loans to other U.S. Debtors, notwithstanding the existence of any default or event of default related to our Chapter 11 cases.

Off Balance Sheet Commitments of Unconsolidated Subsidiaries — The following describes the debt on the books of our unconsolidated subsidiaries which is not reflected on our Consolidated Condensed Balance Sheets.

On May 3, 2007, OMEC entered into a $377 million non-recourse project finance facility to finance the construction of the Otay Mesa Energy Center, a 596-MW natural gas-fired facility under construction in southern San Diego County, California. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the Otay Mesa facility, and matures in April 2019. Borrowings under the project finance facility are initially priced at LIBOR plus 1.5%. As a requirement of this project finance facility, OMEC entered into interest rate swap agreements for at least 90% of the construction loan to be increased to 100% of the term loan through the maturity date.

On May 31, 2007, Greenfield LP entered into a $648 million non-recourse project finance facility to finance the construction of the Greenfield Energy Centre, a 1,005-MW natural gas-fired power plant currently under construction in St. Clair Township, Ontario, Canada. Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., each of which holds a 50% interest in the Greenfield Energy Centre. The project finance facility is structured as a construction loan that will convert to an 18-year term loan once the facility begins commercial operations, which are scheduled to commence in 2008. Borrowings under the project finance facility are initially priced at LIBOR plus 1.2% or prime rate plus 0.2%. As a requirement of this project finance facility, Greenfield LP entered into interest rate swap agreements for 95% of the projected construction loan through the maturity date of the term facility.

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated (in millions):

	Six Months Ended June 30,
	2007	2006
Beginning cash and cash equivalents	$1,077	$786
Net cash provided by (used in):
Operating activities	(175)	(204)
Investing activities	334	(47)
Financing activities	168	309
Net increase in cash and cash equivalents	327	58
Ending cash and cash equivalents	$1,404	$844

Cash flows from operating activities improved marginally for the six months ended June 30, 2007, as net outflows of $175 million were less than the net outflows of $204 million in the same period in 2006. The net loss in the six months ended June 30, 2007, adjusted for non-cash operating items accounted for a $97 million use of funds compared to a $137 million use of funds in the same period in 2006, and changes in operating assets and liabilities accounted for a net use of funds of $78 million in the six months ended June 30, 2007, compared to $67 million in the same period in 2006. In 2007, accounts receivable increased due to higher sales, and margin deposits and gas prepayments increased in line with higher generation and sales. These uses of funds were partially offset by higher accounts payable and accrued expenses compared to the same period in 2006.

Cash flows from investing activities for the six months ended June 30, 2007, resulted in net inflows of $334 million, as compared to net outflows of $47 million for the same period in 2006, a total increase of $381 million. Net proceeds from asset sales in 2007, including PSM, the Aries Power Plant and the Goldendale Energy Center, totaled $398 million. This compared to net outflows of $229 million in 2006, consisting of $267 million for the purchase of the Geysers Assets in 2006, offset by proceeds of $38 million from disposal of various assets. Proceeds from asset sales in 2007 exclude $192 million paid directly by the purchaser of the Aries Power Plant to extinguish project debt and operating liabilities (see supplemental disclosure section of the Consolidated Condensed Statements of Cash Flows). Investing cash flows also increased in 2007 due to a $92 million return of equity related to our investment in Greenfield LP and a decrease in restricted cash of $60 million in the first six months of 2007. In 2006, restricted cash decreased by $403 million primarily as a result of the repayment of the First Priority Notes. Investing cash outflows included capital expenditures of $128 million in 2007, consistent with $126 million in 2006; $68 million in advances to joint ventures, compared to $21 million in 2006; and $29 million related to the deconsolidation of OMEC in 2007. Cash flows from investing activities also decreased due to net outflows of $9 million from derivatives not designated as hedges during the six months ended June 30, 2007, compared to net outflows of $92 million for the same period in 2006.

Our primary source of cash flows from financing activities is borrowings under our DIP Facility, and our primary uses of cash in financing activities are debt repayments. Cash flows from financing activities for the six months ended June 30, 2007, resulted in net inflows of $168 million, as compared to net inflows of $309 million for the same period in 2006. During the six months ended June 30, 2007, borrowings under the DIP Facility totaled $614 million, mainly used for working capital and other general corporate purposes. This compares to borrowings under the Original DIP Facility of $1.2 billion for the same period in 2006. The primary uses of cash during the six months ended June 30, 2007, were repayments of $224 million related to the CalGen Secured Debt, $89 million for notes payable and other lines of credit and $69 million for project financing. During the same period in 2006, our most significant repayments were $646 million for the First Priority Notes, $176 million for the Original DIP Facility, $90 million for notes payable and $44 million for project financing. In addition, we paid financing fees of $60 million in 2007, primarily related to the DIP Facility, as compared to $31 million in 2006, primarily related to the Original DIP Facility. The cash flows from financing activities discussed above exclude DIP Facility borrowings of $3.3 billion disbursed directly by the lenders to extinguish the Original DIP Facility and CalGen Secured Debt principal, as well as $159 million paid directly by the purchaser of the Aries Power Plant to extinguish the outstanding project financing principal (see supplemental disclosure section of the Consolidated Condensed Statements of Cash Flows).

Negative Working Capital — At June 30, 2007, we had negative working capital of $2.8 billion which is primarily due to the classification of $4.0 billion of borrowings under the DIP Facility as current because we expect the effective date of our Plan of Reorganization will be within the next twelve months. Additionally, defaults under certain of our indentures and other financing instruments required us to record approximately $673 million of debt as current that otherwise would have been recorded as non-current. Generally, we are seeking waivers or other resolutions with respect to the defaults in the case of Non-Debtor entities. With respect to the Calpine Debtor entities, such obligations may have been accelerated due to such defaults, but generally, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date are stayed in accordance with the Bankruptcy Code or orders of the Canadian Court, as applicable, while the Calpine Debtors continue their business operations as debtors-in-possession. See Note 7 of the Notes to Consolidated Condensed Financial Statements for further discussion of our debt, lease and indenture covenant compliance.

Letter of Credit Facilities — At June 30, 2007, and December 31, 2006, we had $332 million and $264 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities.

Commodity Margin Deposits and Other Credit Support — As of June 30, 2007, and December 31, 2006, to support commodity transactions, we had margin deposits with third parties of $269 million and $214 million, respectively; we had gas and power prepayment balances of $105 million and $114 million, respectively; and had letters of credit outstanding of nil and $2 million, respectively, which are included in the letter of credit facilities discussed above. Counterparties had margin deposits with us of $1 million and nil at June 30, 2007, and December 31, 2006, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

Asset Sales — A significant component of our restructuring activities has been to conserve our core strategic assets and selectively dispose of certain less strategically important assets. Since the Petition Date, pursuant to the Cash Collateral Order, we agreed that we would limit the amount of funds available to support the operations of 14 designated projects.

These designated projects were: Acadia Energy Center, Aries Power Plant, Clear Lake Power Plant, Dighton Power Plant, Fox Energy Center, Pryor Power Plant, Newark Power Plant, Parlin Power Plant, Pine Bluff Energy Center, Hog Bayou Energy Center, Rumford Power Plant, Santa Rosa Energy Center, Texas City Power Plant, and Tiverton Power Plant. In accordance with the Cash Collateral Order, it is possible that additional power plants will be added (or certain of the listed plants may be removed) as designated projects. As of the filing of this Report, five of the 14 designated projects have been sold or are pending sale (Aries, Dighton, Fox, Acadia and Parlin), two (Rumford and Tiverton) have been turned over to a receiver appointed by the SDNY Court following our rejection of the related power plant leases and surrender of the facilities and, at three of the projects (Texas City, Clear Lake and Pine Bluff), we have restructured existing agreements or reconfigured equipment such that continued operation of the facilities is merited, although eventual sale remains a possibility. As a result of these actions and other divestitures, each of Rumford Power Plant, Tiverton Power Plant, Clear Lake Power Plant, Texas City Power Plant, Dighton Power Plant, Fox Energy Center and Aries Power Plant were removed from the list of designated projects.

During the six months ended June 30, 2007, and through the filing of this Report, we have taken the following actions with respect to our designated projects:

•

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired facility in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC for $234 million plus certain per diem expenses incurred by us for running the facility after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $78 million during the first quarter of 2007. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

•

On July 6, 2007, we completed the sale of the Parlin Power Plant, a 118-MW natural gas-fired facility in Parlin, New Jersey, to EFS Parlin Holdings, LLC, an affiliate of General Electric Capital Corporation, for approximately $3 million in cash plus the assumption by EFS Parlin Holdings, LLC of certain liabilities and the agreement to waive certain asserted claims against the Parlin Power Plant. We recorded a pre-tax gain of approximately $40 million in July 2007.

•

On August 1, 2007, the U.S. Bankruptcy Court approved the sale of our 50% ownership interest in Acadia PP, the owner of the Acadia Energy Center, a 1,212-MW natural gas-fired facility located near Eunice, Louisiana, to Cajun Gas Energy, L.L.C. for consideration totaling approximately $189 million consisting of $104 million in cash and the payment of $85 million in priority distributions due to Cleco (the indirect owner, through its subsidiary APH, of the remaining 50% ownership interest in Acadia PP) in accordance with the limited liability company agreement, plus the assumption by Cajun Gas Energy, L.L.C. of certain liabilities. The transaction, which was pursuant to a U.S. Bankruptcy Court approved auction process, is expected to close in the third quarter of 2007, subject to certain additional conditions including receipt of any regulatory approvals. We recorded a pre-tax, predominately non-cash impairment charge of approximately $89 million during the three months ended June 30, 2007, to record our interest in Acadia PP at fair value less cost to sell, which is included in reorganization items on our Consolidated Condensed Statement of Operations. Based on APH’s original offer to purchase our interest in Acadia PP for $145 million, we previously disclosed an impairment charge of approximately $131 million which was reduced as a result of the U.S. Bankruptcy Court approval of the sale to Cajun Gas Energy, L.L.C. Additionally, in connection with the sale, we entered into a settlement agreement with Cleco, which was approved by the U.S. Bankruptcy Court on May 9, 2007, under which Cleco received an allowed unsecured claim against us in the amount of $85 million as a result of the rejection by CES of two long-term PPAs for the output of the Acadia Energy Center and our guarantee of those agreements. We recorded a charge of $85 million for this allowed claim during the three months ended June 30, 2007, which is included in reorganization items on our Consolidated Condensed Statement of Operations.

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

In addition to the actions taken with respect to our designated projects, the following asset sale activities have also taken place during the six months ended June 30, 2007, and through the filing of this Report:

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

The following table summarizes the claims in our Chapter 11 cases as of June 30, 2007:

	Total Number of Claims	Total Claims Exposure (in millions)
Total claims filed	18,364	$111,102
Less:
Disallowed and expunged claims		72,551
Withdrawn claims		2,959
Redundant claims		4,087
Other claims with basis for objection or reduction		16,317
Total estimate of liquidated claims exposure		$15,188
Amounts recorded as liabilities not subject to compromise		99
Total estimate of liquidated claims exposure (net of amounts not subject to compromise)		$15,089

The amount of the proofs of claim filed less disallowed, expunged and withdrawn claims, net of redundancies and amounts for which we have identified a basis for objection or reduction totals approximately $15.2 billion, as summarized above. This amount represents the total estimate of liquidated claims exposure of the U.S. Debtors as of June 30, 2007.

Of the approximately $15.2 billion of filed and scheduled liquidated claims, we have recorded approximately $99 million as liabilities not subject to compromise and approximately $15.3 billion as LSTC on our Consolidated Condensed Balance Sheet as of June 30, 2007. The difference between the total estimated liquidated claims exposure (net of amounts not subject to compromise) and LSTC is approximately $160 million and primarily relates to claims in process of reconcilement, claims for unliquidated amounts and scheduled amounts where no claims have been filed.

On July 19, 2007, we filed a motion with the U.S. Bankruptcy Court to approve a settlement with the Ad Hoc Committee of Second Lien Holders of Calpine Corporation and Wilmington Trust Company as indenture trustee for the Second Priority Notes. The settlement is subject to approval of the U.S. Bankruptcy Court. Pursuant to the settlement, approximately $282 million of claims for make whole premiums and/or damages asserted against the U.S. Debtors by the holders of the Second Priority Debt will be replaced by a secured claim for $60 million that shall be paid in cash and an unsecured claim for $40 million. The hearing on the settlement is currently scheduled for August 8, 2007. If approval is granted, we expect to record a provision for allowed claims totaling $100 million.

On July 30, 2007, we entered into the Canadian Settlement Agreement after the Bankruptcy Courts approved the terms of our two previously disclosed proposed settlements with an ad hoc committee of holders of the ULC I notes and with the Canadian Debtors. The Canadian Settlement Agreement, which encompasses both proposed settlements, resolves virtually all major cross-border issues among the parties. Implementation of the Canadian Settlement Agreement is subject to the completion of certain contingent events including the sale by CCRC of repurchased ULC I notes held by it. Following implementation, we expect to reduce the provision for expected allowed claims in LSTC relating thereto by in excess of $3.0 billion. However, there can be no assurance that the contingent events will be satisfied, the Canadian Settlement Agreement will be implemented successfully and that the provision for expected allowed claims will be reduced accordingly.

Debt, Lease and Indenture Covenant Compliance — See Note 7 of the Notes to Consolidated Condensed Financial Statements for compliance information.

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., King City Cogen, Calpine Securities Company, L.P. (a parent company of King City Cogen), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine DP, LLC, Deer Park, CCFCP, Metcalf Energy Center, LLC and Russell City Energy Company, LLC.

Recent Regulatory Developments

Since the filing of our 2006 Form 10-K, the following significant regulatory developments have occurred:

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

NERC Compliance Requirements

Pursuant to the Energy Policy Act of 2005, FERC certified NERC as the ERO to develop mandatory and enforceable electric system reliability standards applicable throughout the U.S., which are subject to FERC review and approval. Once approved, the reliability standards may be enforced by FERC independently, or, alternatively, by the ERO and regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. In March 2007, FERC approved 83 reliability standards that became enforceable as of June 18, 2007, and additional ones are pending finalization. All owners, operators, and users of the bulk electric system, including us, are required to comply. Monetary penalties of up to $1 million per day per violation may be assessed for violations of the reliability standards. We have submitted to the regional reliability organizations self-reports of potential violations that existed prior to the June 18, 2007, mandatory effective date, and NERC has stated that such pre-existing violations would not be subject to penalties as long as mitigation plans are in place to remedy those violations. We have submitted mitigation plans with all regional reliability organizations in which we operate outlining our plan to achieve full compliance before the end of 2007. We will continue to use best efforts to comply with all applicable reliability standards, but because this regulatory program is new, there is no precedent for how the reliability standards and enforcement regime may affect us or our assets.

Financial Market Risks

As we are primarily focused on the generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments.

The change in fair value of outstanding commodity derivative instruments from January 1, 2007, through June 30, 2007, is summarized in the table below (in millions):

Fair value of contracts outstanding at January 1, 2007	$(202)
(Gains) losses recognized or otherwise settled during the period(1)	56
Fair value attributable to new contracts	(14)
Changes in fair value attributable to price movements	(17)
Terminated derivatives	—
Fair value of contracts outstanding at June 30, 2007(2)	$(177)

____________

(1)

Recognized losses from commodity cash flow hedges of $13 million (represents a portion of the realized value of cash flow hedge activity of $19 million as disclosed in Note 8 of the Notes to Consolidated Condensed Financial Statements) net of losses related to the terminated fair value hedged item of $28 million (represents a portion of sales of purchased power as reported on our Consolidated Condensed Statements of Operations) and losses related to undesignated derivatives of $15 million (represents a portion of the realized mark-to-market activities, net as reported on our Consolidated Condensed Statements of Operations).

(2)	Net commodity derivative liabilities reported in Note 8 of the Notes to Consolidated Condensed Financial Statements.

Of our total mark-to-market gain of $63 million and $3 million for the three and six months ended June 30, 2007, there was a $61 million and $(8) million unrealized gain (loss), and we had realized gains of $2 million and $11 million, respectively. The realized gain included a non-cash gain of approximately $15 million and $20 million from amortization of various items for the three and six months ended June 30, 2007, respectively.

The fair value of outstanding derivative commodity instruments at June 30, 2007, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2007	2008-2009	2010-2011	After 2011	Total
Prices actively quoted	$(46)	$2	$—	$—	$(44)
Prices provided by other external sources	(39)	(33)	(61)	—	(133)
Total fair value	$(85)	$(31)	$(61)	$—	$(177)

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

The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at June 30, 2007, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of June 30, 2007)	2007	2008-2009	2010-2011	After 2011	Total
Investment grade	$(90)	$(33)	$(61)	$—	$(184)
Non-investment grade	(2)	(2)	—	—	(4)
No external ratings	7	4	—	—	11
Total fair value	$(85)	$(31)	$(61)	$—	$(177)

The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in millions):

	Fair Value	Fair Value After 10% Adverse Price Change
At June 30, 2007:
Electricity	$(44)	$(255)
Natural gas	(133)	(256)
Total	$(177)	$(511)

Derivative commodity instruments included in the table are those included in Note 8 of the Notes to Consolidated Condensed Financial Statements. The fair value of derivative commodity instruments included in the table is based on present value-adjusted quoted market prices of comparable contracts. The fair value of electricity derivative commodity instruments after a ten percent adverse price change includes the effect of increased power prices versus our derivative forward commitments. Conversely, the fair value of the natural gas derivatives after a ten percent adverse price change reflects a general decline in gas prices versus our derivative forward commitments. Derivative commodity instruments offset the price risk exposure of our physical assets. None of the offsetting physical positions are included in the table above.

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

Interest Rate Swaps — From time to time, we use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. We do not use interest rate swap agreements for speculative or trading purposes. The following tables summarize the fair market values of our existing interest rate swap agreements as of June 30, 2007 (dollars in millions).

Maturity Date	Notional Principal Amount	Weighted Average Interest Rate (Pay)	Weighted Average Interest Rate (Receive)	Fair Market Value
2009	$55	4.5%	3-month US$LIBOR	$1
2009	277	4.5	3-month US$LIBOR	4
2009	33	4.4	3-month US$LIBOR	1
2009	166	4.4	3-month US$LIBOR	3
2009	50	4.8	3-month US$LIBOR	—
2009	1,600	5.5	3-month US$LIBOR	(11)
2011	50	4.9	3-month US$LIBOR	1
2011	25	4.9	3-month US$LIBOR	1
2011	25	4.9	3-month US$LIBOR	1
2011	25	4.9	3-month US$LIBOR	1
2011	43	4.8	3-month US$LIBOR	1
2011	21	4.8	3-month US$LIBOR	—
2011	21	4.8	3-month US$LIBOR	—
2011	21	4.8	3-month US$LIBOR	—
2012	83	6.5	3-month US$LIBOR	(3)
Total	$2,495			$—

Certain of our interest rate swaps designated as hedges of debt instruments were no longer effective and we began to recognize changes in their fair value through mark-to-market activities, net.

The fair value of outstanding interest rate swaps and the fair value that would be expected after a one percent (100 basis points) adverse interest rate change are shown in the table below (in millions). Given our net variable to fixed portfolio position, a 100 basis point decrease would adversely impact our portfolio as follows:

Net Fair Value as of June 30, 2007	Fair Value After a 1.0% (100 Basis Points) Adverse Interest Rate Change
$—	$(64)

Variable Rate Debt Financing — We have used debt financing to meet the significant capital requirements needed to fund our growth. Certain debt instruments related to our non-debtor entities and debt instruments not considered subject to compromise at June 30, 2007, may affect us adversely because of changes in market conditions. Our variable rate financings are indexed to base rates, generally LIBOR, as shown below. Significant LIBOR increases could have a negative impact on our future interest expense.

The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of June 30, 2007. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in millions):

	2007	2008	2009	2010	2011	Thereafter	Fair Value June 30, 2007
(1)
Metcalf Energy Center, LLC preferred interest	$—	$—	$—	$155	$—	$—	$155
Second Priority Senior Secured Floating Rate Notes Due 2011 (CCFC)	—	—	—	—	411	—	411
CCFCP preferred interest	—	—	—	—	300	—	300
Total as defined at (1) below	—	—	—	155	711	—	866
(2)
Blue Spruce Energy Center project financing	2	4	4	4	4	40	58
Total as defined at (2) below	2	4	4	4	4	40	58
(3)
Freeport Energy Center, LP project financing	2	4	3	3	238	—	250
Mankato Energy Center, LLC project financing	2	3	3	3	202	—	213
First Priority Senior Secured Institutional Term Loan Due 2009 (CCFC)	2	3	365	—	—	—	370
DIP Facility	20	3,970	—	—	—	—	3,990
Total as defined at (3) below	26	3,980	371	6	440	—	4,823
(4)
Riverside Energy Center project financing	1	4	4	4	336	—	349
Rocky Mountain Energy Center project financing	1	3	3	3	212	—	222
Metcalf Energy Center, LLC project financing	—	—	—	100	—	—	100
Total as defined at (4) below	2	7	7	107	548	—	671
(5)
Contra Costa	—	—	1	—	—	1	2
Total as defined at (5) below	—	—	1	—	—	1	2
(6)
Metcalf Coop Agreement – Silver Creek Pipeline	—	1	—	—	—	5	6
Total as defined at (6) below	—	1	—	—	—	5	6
Grand total variable rate debt instruments	$30	$3,992	$383	$272	$1,703	$46	$6,426

____________

(1)	6-month British Bankers Association LIBOR interest rate for deposits in U.S. dollars plus a margin rate.
(2)	Choice of 1-month, 2-month or 3-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(3)	Choice of 1-month, 2-month, 3-month, or 6-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(4)	Choice of 1-month, 2-month, 3-month, 6-month, 9-month or 12-month British Bankers Association LIBOR interest rates for deposits in U.S. dollars plus a margin rate, or a base rate loan.
(5)	Annual average interest rate of the preceding calendar year for the California Local Agency Investment Fund (LAIF) plus 2.5%.
(6)	Revenue Bond Index adjusted every six months.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 3.  Defaults Upon Senior Securities.

See Note 7 of the Notes to Consolidated Condensed Financial Statements for a description of defaults under our indebtedness.

See also Note 2 of the Notes to Consolidated Condensed Financial Statements for our liabilities subject to compromise, which sets forth the amounts of our indebtedness classified as LSTC. We are no longer paying current interest on any LSTC other than pursuant to applicable U.S. Bankruptcy Court orders. In particular, pursuant to orders of the U.S. Bankruptcy Court, we will make adequate protection payments on the Second Priority Debt through December 31, 2007. Those orders provide that the Second Priority Debt must seek further orders from the U.S. Bankruptcy Court for any further amounts to be paid thereafter. We have not yet made a determination as to whether any portion of the adequate protection payments represents payment of principal and have, therefore, reported the full amount of the adequate protection payments as interest expense on our Consolidated Condensed Statements of Operations. We continue to make current payments of interest and, if applicable, principal on all debt of Non-U.S. Debtor entities, including debt under which there are defaults.

Item 5.  Other Information.

Incentive Plan.  In May 2007, we finalized the 2007 bonus eligibility requirements under our Incentive Plan, in which certain employees at the executive vice president level, as well as employees at the senior vice president, vice president, director and manager levels participate. Certain of our named executive officers are eligible to participate on the same basis as other employees at their level. Additional individual contributors may be eligible as determined by the plan administrator.

Among other things, the Incentive Plan provides for an earned bonus determined upon attainment of annual corporate goals established under the Incentive Plan and individual goals as determined by each participant’s immediate supervisor and mutually agreed, as well as certain other factors. Each plan participant has an annual cash bonus target that equals the product of the participant’s base salary times a target percentage associated with the participant’s position relative to the market in which the Company performs. Based upon results, the aggregate bonus pool may be adjusted upward or downward for a range of 90% to 110% of the sum of participants’ annual cash bonus targets. The final bonus pool will be allocated among Incentive Plan participants at the discretion of the plan administrator. The Incentive Plan also provides for certain transition payments for employees whose work in connection with certain activities designed to support our restructuring results in the elimination of their jobs.

Modifications of Robert P. May Employment Agreements.  On May 23, 2007, as permitted under Mr. May’s Employment Agreement, the Board of Directors approved the extension through December 31, 2007, of the period for which Mr. May shall be reimbursed for his temporary housing expenses.

In addition, on July 26, 2007, the Board of Directors approved the amendment of Mr. May’s Employment Agreement to extend the term of the Employment Agreement from December 31, 2007 to June 30, 2008. The amendment also provides that if we and Mr. May are unable to negotiate, prior to the end of the term, a new employment arrangement to take effect no later than July 1, 2008, then Mr. May’s employment shall terminate on June 30, 2008, and (a) subject to his providing a release in accordance with the Employment Agreement, Mr. May shall be entitled to receive certain severance benefits described in the Employment Agreement as if his employment had been terminated by us without Cause on June 30, 2008, and (b) if such termination is prior to the date on which the Success Fee is earned and paid pursuant to the Employment Agreement, Mr. May shall be eligible to earn the Success Fee or the Guaranteed Minimum Success Fee in accordance with the provisions of the Employment Agreement, as if his employment had been terminated by the Company without Cause on June 30, 2008.

The amendment is subject to certain conditions, including the execution of definitive documentation and U.S. Bankruptcy Court approval.

Item 6.  Exhibits.

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K furnished to the SEC on June 22, 2007).

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

10.1	Calpine Corporation 2007 Calpine Incentive Plan.*†
10.2

Settlement Agreement dated as of July 24, 2007, by and between Calpine Corporation, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

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
Date: August 7, 2007

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Senior Vice President and
Chief Accounting Officer
Date: August 7, 2007

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K furnished to the SEC on June 22, 2007).

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

10.1	Calpine Corporation 2007 Calpine Incentive Plan.*†
10.2

Settlement Agreement dated as of July 24, 2007, by and between Calpine Corporation, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.