Form 10-K
period 2007-12-31
CALPINE CORP
filed 2008-02-29
CIK 916457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Calpine Corporation

(A Delaware Corporation)

I.R.S. Employer Identification No. 77-0212977

50 West San Fernando Street, San Jose, California 95113

717 Texas Avenue, Houston, Texas 77002

Telephone: (713) 830-8775

Securities registered pursuant to Section 12(b) of the Act:

Calpine Corporation Common Stock, $.001 Par Value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [    ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes [    ]    No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Calpine Corporation: 417,872,977 shares of common stock, par value $.001, were outstanding as of February 26, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1,798 million.

Please indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes [X]    No [    ]

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FORM 10-K

ANNUAL REPORT

For the Year Ended December 31, 2007

i

DEFINITIONS

As used in this report, the abbreviations herein have the meanings set forth below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. For clarification, during the period covered by this Report and through February 8, 2008, such terms do not include the Canadian and other foreign subsidiaries that were deconsolidated as of the Petition Date. The term “Calpine Corporation” shall refer only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

ABBREVIATION	DEFINITION
2006 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007

2008 CIP	2008 Calpine Incentive Program

2014 Convertible Notes	Calpine Corporation’s Contingent Convertible Notes Due 2014

2015 Convertible Notes	Calpine Corporation’s 7 3/4% Contingent Convertible Notes Due 2015

2023 Convertible Notes	Calpine Corporation’s 4 3/4% Contingent Convertible Senior Notes Due 2023

345(b) Waiver Order	Order, dated May 4, 2006, pursuant to Section 345(b) of the Bankruptcy Code authorizing continued use of existing investment guidelines and continued operation of certain bank accounts

401(k) Plan	Calpine Corporation Retirement Savings Plan

Acadia PP	Acadia Power Partners, LLC

AELLC	Androscoggin Energy LLC

AlixPartners	AlixPartners LLP

AOCI	Accumulated other comprehensive income

APH	Acadia Power Holdings, LLC, a wholly owned subsidiary of Cleco

AP Services	AP Services, LLC

Aries	MEP Pleasant Hill, LLC

ASC	Aircraft Services Corporation, an affiliate of General Electric Capital Corporation

Auburndale PP	Auburndale Power Partners, L.P.

Bankruptcy Code	U.S. Bankruptcy Code

Bankruptcy Courts	The U.S. Bankruptcy Court and the Canadian Court

Bcf	Billion cubic feet

BLM	Bureau of Land Management of the U.S. Department of the Interior

Bridge Facility	Bridge Loan Agreement, dated as of January 31, 2008, among Calpine Corporation as borrower, the lenders party thereto, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding Inc., as co-documentation agents, and Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent

Btu	British thermal unit(s)

CAA	Federal Clean Air Act of 1970

CAIR	Clean Air Interstate Rule

ABBREVIATION	DEFINITION
CAISO	California Independent System Operator

Calgary Energy Centre	Calgary Energy Centre Limited Partnership

CalGen	Calpine Generating Company, LLC

CalGen First Lien Debt	Collectively, $235,000,000 First Priority Secured Floating Rate Notes Due 2009 issued by CalGen and CalGen Finance Corp.; $600,000,000 First Priority Secured Institutional Term Loans Due 2009 issued by CalGen; and the CalGen First Priority Revolving Loans

CalGen First Priority Revolving Loans	$200,000,000 First Priority Revolving Loans issued on or about March 23, 2004, pursuant to that Amended and Restated Agreement, among CalGen, the guarantors party thereto, the lenders party thereto, The Bank of Nova Scotia, as administrative agent, L/C Bank, lead arranger and sole bookrunner, Bayerische Landesbank, Cayman Islands Branch, as arranger and co-syndication agent, Credit Lyonnais, New York Branch, as arranger and co-syndication agent, ING Capital LLC, as arranger and co-syndication agent, Toronto Dominion (Texas) Inc., as arranger and co-syndication agent, and Union Bank of California, N.A., as arranger and co-syndication agent

CalGen Second Lien Debt	Collectively, $640,000,000 Second Priority Secured Floating Rate Notes Due 2010 issued by CalGen and CalGen Finance; and $100,000,000 Second Priority Secured Institutional Term Loans Due 2010 issued by CalGen

CalGen Secured Debt	Collectively, the CalGen First Lien Debt, the CalGen Second Lien Debt and the CalGen Third Lien Debt

CalGen Third Lien Debt	Collectively, $680,000,000 Third Priority Secured Floating Rate Notes Due 2011 issued by CalGen and CalGen Finance; and $150,000,000 11 1/2% Third Priority Secured Notes Due 2011 issued by CalGen and CalGen Finance

Calpine Debtor(s)	The U.S. Debtors and the Canadian Debtors

Calpine Equity Incentive Plans	Calpine Corporation 2008 Equity Incentive Plan and Calpine Corporation 2008 Director Incentive Plan, which provide for grants of equity awards to Calpine employees and non-employee members of Calpine’s Board of Directors

Canadian Court	The Court of Queen’s Bench of Alberta, Judicial District of Calgary

Canadian Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that have been granted creditor protection under the CCAA in the Canadian Court

Canadian Effective Date	February 8, 2008, the date on which the Canadian Court ordered and declared that the Canadian Debtors’ proceedings under the CCAA were terminated

Canadian Settlement Agreement	Settlement Agreement dated as of July 24, 2007, by and between Calpine Corporation, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee

ABBREVIATION	DEFINITION
Cash Collateral Order	Second Amended Final Order of the U.S. Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006 as modified by orders of the U.S. Bankruptcy Court on June 21, 2006, July 12, 2006, October 25, 2006, November 15, 2006, December 20, 2006, December 28, 2006, January 17, 2007, and March 1, 2007

CCAA	Companies’ Creditors Arrangement Act (Canada)

CCFC	Calpine Construction Finance Company, L.P.

CCFCP	CCFC Preferred Holdings, LLC

CCRC	Calpine Canada Resources Company, formerly Calpine Canada Resources Ltd.

CDWR	California Department of Water Resources

CEC	California Energy Commission

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act, as amended, also called “Superfund”

CES	Calpine Energy Services, L.P.

CES-Canada	Calpine Energy Services Canada Partnership

Chapter 11	Chapter 11 of the Bankruptcy Code

CIP	2007 Calpine Incentive Plan

Cleco	Cleco Corp.

CO2	Carbon dioxide

Collateral Trustee	The Bank of New York as collateral trustee for holders of First Priority Notes and Second Priority Debt

Committees	Creditors’ Committee, Equity Committee, and Ad Hoc Committee of Second Lien Holders of Calpine Corporation

Commodity margin	Non-GAAP financial measure that includes electricity and steam revenues, hedging and optimization activities, renewable energy credit revenue, transmission revenue and expenses, and fuel and purchased energy expenses, but excludes mark-to-market activity and other service revenues

Company	Calpine Corporation, a Delaware corporation, and subsidiaries

Confirmation Order	The order of the U.S. Bankruptcy Court entitled “Findings of Fact, Conclusions of Law, and Order Confirming Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code,” entered December 19, 2007, confirming the Plan of Reorganization pursuant to section 1129 of the Bankruptcy Code

Convertible Notes	Collectively, the 2014 Convertible Notes, the 2015 Convertible Notes, the 2023 Convertible Notes and Calpine Corporation’s 4% Convertible Senior Notes due 2006

CPIF	Calpine Power Income Fund

CPUC	California Public Utilities Commission

Creditors’ Committee	The Official Committee of Unsecured Creditors of Calpine Corporation appointed by the Office of the U.S. Trustee

Creed	Creed Energy Center, LLC

DB London	Deutsche Bank AG London

ABBREVIATION	DEFINITION
Deer Park	Deer Park Energy Center Limited Partnership

DIP	Debtor-in-possession

DIP Facility	The Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and Bookrunners

DIP Order	Order of the U.S. Bankruptcy Court dated March 12, 2007, approving the DIP Facility

Disclosure Statement	Disclosure Statement for Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the U.S. Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on June 20, 2007, as amended, modified or supplemented through the filing of this Report pursuant to the Plan of Reorganization

EBITDA	Earnings before interest, taxes, depreciation, and amortization

Effective Date	January 31, 2008, the date on which the conditions precedent enumerated in the Plan of Reorganization were satisfied or waived and the Plan of Reorganization became effective

EIA	Energy Information Administration of the U.S. Department of Energy

EIP	Emergence Incentive Plan

EPA	U.S. Environmental Protection Agency

EPAct 1992	Energy Policy Act of 1992

EPAct 2005	Energy Policy Act of 2005

EPS	Earnings per share

Equity Committee	The Official Committee of the Equity Security Holders of Calpine Corporation appointed by the Office of the U.S. Trustee

ERC(s)	Emission reduction credit(s)

ERCOT	Electric Reliability Council of Texas

ERISA	Employee Retirement Income Security Act

ERO	Electric Reliability Organization

ESA	Energy Services Agreement

ESPP	2000 Employee Stock Purchase Plan

EWG(s)	Exempt wholesale generator(s)

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

Exit Credit Facility	Credit Agreement, dated as of January 31, 2008, among Calpine Corporation, as borrower, the lenders party thereto, General Electric Capital Corporation, as sub-agent, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc., and Morgan Stanley Senior Funding, Inc., as co-syndication agents and co-documentation agents, and Goldman Sachs Credit Partners L.P., as administrative agent and collateral agent

v

ABBREVIATION	DEFINITION
Exit Facilities	Together, the Exit Credit Facility and the Bridge Facility

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	FASB Interpretation Number

First Priority Notes	9 5/8% First Priority Senior Secured Notes Due 2014

First Priority Trustee	Until February 2, 2006, Wilmington Trust Company, as trustee, and from February 3, 2006, and thereafter, Law Debenture Trust Company of New York, as successor trustee, under the Indenture, dated as of September 30, 2004, with respect to the First Priority Notes

FPA	Federal Power Act

FRCC	Florida Reliability Coordinating Council

Freeport	Freeport Energy Center, LP

Fremont	Fremont Energy Center, LLC

FSP	FASB Staff Position

FUCO(s)	Foreign Utility Company(ies)

GAAP	Generally accepted accounting principles in the U.S.

GE	General Electric International, Inc.

GEC	Gilroy Energy Center, LLC

General Electric	General Electric Company

Geysers Assets	19 (17 active) geothermal power plant assets located in northern California

GHG	Greenhouse gas

Gilroy	Calpine Gilroy Cogen, L.P.

Goose Haven	Goose Haven Energy Center, LLC

Greenfield LP	Greenfield Energy Centre LP

Harbert Convertible Fund	Harbert Convertible Arbitrage Master Fund, L.P.

Harbert Distressed Fund	Harbert Distressed Investment Master Fund, Ltd.

Heat Rate	A measure that represents the energy conversion rate for transforming a Btu of fuel into a unit of electricity such as a KWh

Hg	Mercury

HIGH TIDES III	5% Convertible Preferred Securities, Remarketable Term Income Deferrable Equity Securities issued by Calpine Capital Trust III

Hillabee	Hillabee Energy Center, LLC

ICT	Independent Coordinator of Transmission

IPP(s)	Independent power producer(s)

IRS	U.S. Internal Revenue Service

ISO	Independent System Operator

ISO NE	ISO New England

King City Cogen	Calpine King City Cogen, LLC

KWh	Kilowatt hour(s)

ABBREVIATION	DEFINITION

LIBOR	London Inter-Bank Offered Rate

LNG	Liquefied natural gas

LSTC	Liabilities subject to compromise

LTSA	Long Term Service Agreement

Mankato	Mankato Energy Center, LLC

MEIP	Calpine Corporation 2008 Equity Incentive Plan

Metcalf	Metcalf Energy Center, LLC

MISO	Midwest ISO

Mitsui	Mitsui & Co., Ltd.

MLCI	Merrill Lynch Commodities, Inc.

MMBtu	Million Btu(s)

MRO	Midwest Reliability Organization

MRTU	CAISO’s Market Redesign and Technology Upgrade

MW	Megawatt(s)

MWh	Megawatt hour(s)

NAAQS	National Ambient Air Quality Standards

NERC	North American Electric Reliability Council

NGA	Natural Gas Act

NGPA	Natural Gas Policy Act

Ninth Circuit Court of Appeals	U.S. Court of Appeals for the Ninth Circuit

NOL(s)	Net operating loss(es)

Non-Debtor(s)	The subsidiaries and affiliates of Calpine Corporation that are not Calpine Debtors

Non-U.S. Debtor(s)	The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtor(s)

Northern District Court	U.S. District Court for the Northern District of California

NOx	Nitrogen oxide

NPCC	Northeast Power Coordinating Council

NYISO	New York ISO

NYSE	New York Stock Exchange

O&M	Operations and maintenance

OCI	Other comprehensive income
OMEC	Otay Mesa Energy Center, LLC

Ontelaunee	Ontelaunee Energy Center

OPA	Ontario Power Authority

ABBREVIATION	DEFINITION

Original DIP Facility	The Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as Sub-Agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the First Priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the Second Priority Lenders

Panda	Panda Energy International, Inc., and related party PLC II, LLC

PCF	Power Contract Financing, LLC

PCF III	Power Contract Financing III, LLC

Petition Date	December 20, 2005

PG&E	Pacific Gas and Electric Company

Pink Sheets	Pink Sheets Electronic Quotation Service maintained by Pink Sheets LLC for the National Quotation Bureau, Inc.

PJM	Pennsylvania-New Jersey-Maryland Interconnection

Plan of Reorganization	Debtors’ Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the U.S. Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on December 19, 2007, as amended, modified or supplemented through the filing of this Report

POX	Plant operating expense

PPA(s)	Any contract for a physically settled sale (as distinguished from a financially settled future, option or other derivative or hedge transaction) of any electric power product, including electric energy, capacity and/or ancillary services, in the form of a bilateral agreement or a written or oral confirmation of a transaction between two parties to a master agreement, including sales related to a tolling transaction in which part of the consideration provided by the purchaser of an electric power product is the fuel required by the seller to generate such electric power

PSM	Power Systems Manufacturing, LLC

PUC(s)	Public Utility Commission(s)

PUCT	Public Utility Commission of Texas

PUHCA 1935	Public Utility Holding Company Act of 1935

PUHCA 2005	Public Utility Holding Company Act of 2005

PURPA	Public Utility Regulatory Policies Act of 1978

QF(s)	Qualifying facility(ies), which are cogeneration facilities and certain small power production facilities eligible to be “qualifying facilities” under PURPA, provided that they meet certain electricity and thermal energy production requirements and efficiency standards. QF status provides an exemption from PUHCA 2005 and grants certain other benefits to the QF

ABBREVIATION	DEFINITION

RCRA	Resource Conservation and Recovery Act

RFC	Reliability First Corporation

RGGI	Regional Greenhouse Gas Initiative

RMR Contract(s)	Reliability Must Run contract(s)

RockGen Owner Lessors	Collectively, RockGen OL-1, LLC; RockGen OL-2, LLC; RockGen OL-3, LLC and RockGen OL-4, LLC

Rosetta	Rosetta Resources Inc.

RTO	Regional Transmission Organization

Saltend	Saltend Energy Centre

SDG&E	San Diego Gas & Electric Company

SDNY Court	U.S. District Court for the Southern District of New York

SEC	U.S. Securities and Exchange Commission

Second Priority Debt	Collectively, the Second Priority Notes and the Second Priority Term Loans

Second Priority Notes	Calpine Corporation’s Second Priority Senior Secured Floating Rate Notes due 2007, 8 1/2% Second Priority Senior Secured Notes due 2010, 8 3/4% Second Priority Senior Secured Notes due 2013 and 9 7/8% Second Priority Senior Secured Notes due 2011

Second Priority Term Loans	Calpine Corporation’s Second Priority Senior Secured Term Loans due 2007

Securities Act	U.S. Securities Act of 1933, as amended

SERC	Southeastern Electric Reliability Council

SFAS	Statement of Financial Accounting Standards

SIP	1996 Stock Incentive Plan

SO2	Sulfur dioxide

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

Spark spread	The spread between the sales price for electricity generated and the cost of fuel

SPP	Southwest Power Pool

TCEQ	Texas Commission on Environmental Quality

TTS	Thomassen Turbine Systems, B.V.

ULC I	Calpine Canada Energy Finance ULC

ULC II	Calpine Canada Energy Finance II ULC

Unsecured Noteholders	Collectively, the holders of the Unsecured Notes

Unsecured Notes	Collectively, Calpine Corporation’s 7 7/8% Senior Notes due 2008, 7 3/4% Senior Notes due 2009, 8 5/8% Senior Notes due 2010 and 8 1/2% Senior Notes due 2011, which constitutes a portion of Calpine Corporation’s unsecured senior notes

U.S.	United States of America

U.S. Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York

U.S. Debtor(s)	Calpine Corporation and each of its subsidiaries and affiliates that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)

ABBREVIATION	DEFINITION

VIE(s)	Variable interest entity(ies)

WECC	Western Electricity Coordinating Council

x

PART I

Item 1. Business

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: (i) our ability to implement our business plan; (ii) financial results that may be volatile and may not reflect historical trends; (iii) seasonal fluctuations of our results and exposure to variations in weather patterns; (iv) potential volatility in earnings associated with fluctuations in prices for commodities such as natural gas and power; (v) our ability to manage liquidity needs and comply with covenants related to our Exit Facilities and other existing financing obligations; (vi) our ability to complete the implementation of our Plan of Reorganization and the discharge of our Chapter 11 cases including successfully resolving any remaining claims; (vii) disruptions in or limitations on the transportation of natural gas and transmission of electricity; (viii) the expiration or termination of our PPAs and the related results on revenues; (ix) risks associated with the operation of power plants including unscheduled outages; (x) factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir; (xi) risks associated with power project development and construction activities; (xii) our ability to attract, retain and motivate key employees including filling certain significant positions within our management team; (xiii) our ability to attract and retain customers and counterparties; (xiv) competition; (xv) risks associated with marketing and selling power from plants in the evolving energy markets; (xvi) present and possible future claims, litigation and enforcement actions; (xvii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and (xviii) other risks identified in this Report. You should also carefully review other reports that we file with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at www.calpine.com. The content of our website is not a part of this Report. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Corporation, 717 Texas Avenue, Houston, TX 77002, attention: Corporate Communications, telephone: (713) 830-8775. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

OVERVIEW

Our Business

We are an independent power producer that operates and develops clean and reliable power generation facilities in North America. Our primary business is the generation and sale of electricity and electricity-related products and services to wholesale and industrial customers through the operation of our portfolio of owned and leased power generation assets with approximately 24,000 MW of generating capacity. We market electricity produced by our generating facilities to utilities and other third party purchasers. Our commercial marketing and energy trading organizations work closely with our plant operations team to protect and enhance the value of our assets by coordinating dispatch and utilization of our power plants with maintenance schedules to achieve effective deployment of our portfolio.

Our power generation facilities comprise two fuel-efficient and clean power generation technologies: natural gas-fired combustion (primarily combined-cycle) and renewable geothermal facilities. At December 31, 2007, we owned or leased a portfolio of 60 active, clean burning, natural gas-fired power plants throughout the U.S. and 17 active geothermal power plants in the Geysers region of northern California. Our natural gas-fired portfolio is equipped with modern and efficient power generation technologies and is an example of our commitment to clean energy production. Our geothermal plants are low variable-cost facilities that harness the power of the Earth’s naturally occurring steam geysers to generate electricity. Our geothermal energy portfolio is one of the largest producing geothermal resources in the world. In addition to our operating plants, we have interests in two plants in active construction and one plant in active development.

We seek to optimize the profitability of our individual facilities by coordinating O&M and major maintenance schedules, as well as dispatch and fuel supply, throughout our portfolio. We manage the energy commodity price risk of our power generation facilities as an integrated portfolio in the major U.S. markets in which we operate. By centrally managing the portfolio, our sales and marketing resources are able to more efficiently serve our power generation facilities by providing trading and scheduling services to meet delivery requirements, respond to market signals and to ensure fuel is delivered to our facilities. Central management also enables us to reduce our exposure to market volatility and improve our results. In the event that one of our facilities is unavailable or less economic to run in a particular market, we might call upon another one of our facilities in the same market to generate the electricity promised to a customer. Such coordination has allowed us to achieve a high level of reliability. We also have developed risk management guidelines, approved by our Board of Directors, which apply to the sales, marketing, trading and scheduling processes. Market risks are monitored to ensure compliance with our risk management guidelines and to seek to minimize our exposure to those risks. We believe that our capabilities, guidelines and arrangements collectively create efficiencies and value for the enterprise beyond what we could achieve by operating each power plant on a stand-alone basis.

Although we centrally manage our portfolio, we assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Accordingly, our reportable segments are West (including geothermal), Texas, Southeast, North and Other. Over 77% of our generation in 2007 was attributable to our West and Texas segments. Our “Other” segment includes fuel management, our turbine maintenance group, our TTS and PSM businesses for periods prior to their sale and certain hedging and other corporate activities. See Note 16 of the Notes to Consolidated Financial Statements for financial information about our business segments and “—Description of Power Generation Facilities” for a list of our power plants and generation statistics by segment.

We were organized as a corporation in 1984 for the purpose of providing clean energy and services to the newly emerging independent power industry. Our principal offices are located in San Jose, California and Houston, Texas, and we operate our business through a variety of divisions, subsidiaries and affiliates.

Chapter 11 Cases and CCAA Proceedings

Background — From the Petition Date and through the Effective Date, we operated as a debtor-in-possession under the protection of the U.S. Bankruptcy Court following filings by Calpine Corporation and 274 of its wholly owned U.S. subsidiaries for voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In addition, during that period, 12 of our Canadian subsidiaries that had filed for creditor protection under the CCAA also operated as debtors-in-possession under the jurisdiction of the Canadian Court.

As a result of the filings under the CCAA, we deconsolidated most of our Canadian and other foreign entities as of the Petition Date as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors’ Chapter 11 cases resulted in a loss of the elements of control necessary for consolidation. We fully impaired our investment in the Canadian and other foreign subsidiaries as of the Petition Date and, through the period covered by this Report, accounted for such investments under the cost method. On February 8, 2008, the Canadian Effective Date, the proceedings under the CCAA were terminated and, accordingly, these entities were reconsolidated. Because the reconsolidation occurred after December 31, 2007, our Consolidated Financial Statements exclude the financial statements of the Canadian Debtors, and the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such description provides necessary background information.

During the pendency of our Chapter 11 cases through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Canadian Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, as well as pending litigation against the Calpine Debtors related to such liabilities generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.

Plan of Reorganization — On June 20, 2007, the U.S. Debtors filed the Debtors’ Joint Plan of Reorganization and related Disclosure Statement, which were subsequently amended on each of August 27, September 18, September 24, September 27 and December 13, 2007. On December 19, 2007, we filed the Sixth Amended Joint Plan of Reorganization. As a result of the modifications to the Plan of Reorganization as well as settlements reached by stipulation with certain creditors, all classes of creditors entitled to vote ultimately voted to approve the Plan of Reorganization. The Plan of Reorganization, which provides that the total enterprise value of the reorganized U.S. Debtors for purposes of the Plan of Reorganization is $18.95 billion, also provided for the amendment and restatement of our certificate of incorporation and the adoption of the Calpine Equity Incentive Plans. The Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on December 19, 2007, and became effective on January 31, 2008.

The Plan of Reorganization provides for the treatment of claims against and interests in the U.S. Debtors. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims will be paid in full in cash or cash equivalents, as will allowed first and second lien debt claims. Other allowed secured claims will be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed make whole claims arising in connection with the repayment of the CalGen Second Lien Debt and the CalGen Third Lien Debt will be paid in full in cash or cash equivalents, which may include cash proceeds generated from the sale of common stock of the reorganized Calpine Corporation pursuant to the Plan of Reorganization. To the extent that the common stock reserved on account of such make whole claims is insufficient to generate sufficient cash proceeds to satisfy such claims in full, the Company must use other available cash to satisfy such claims. Allowed unsecured claims will receive a pro rata distribution of all common stock of the reorganized Calpine Corporation to be distributed under the Plan of Reorganization (except shares reserved for issuance under the Calpine Equity Incentive Plans). Allowed unsecured convenience claims (subject to certain exceptions, all unsecured claims $50,000 or less) will be paid in full in cash or cash equivalents. Holders of allowed interests in Calpine Corporation (primarily holders of Calpine Corporation common stock existing as of the Petition Date) will receive a pro rata share of warrants to purchase approximately 48.5 million shares of reorganized Calpine Corporation common stock, subject to certain terms. Holders of subordinated equity securities claims will not receive a distribution under the Plan of Reorganization and may only recover from applicable insurance proceeds. Because certain disputed claims were not resolved as of the Effective Date and are not yet finally adjudicated, no assurances can be given that actual claim amounts may not be materially higher or lower than confirmed in the Plan of Reorganization.

In connection with the consummation of the Plan of Reorganization, we closed on our approximately $7.3 billion of Exit Facilities, comprising the outstanding loan amounts and commitments under the $5.0 billion DIP Facility (including the $1.0 billion revolver), which were converted into exit financing under the Exit Credit Facility, approximately $2.0 billion of additional term loan facilities under the Exit Credit Facility and $300 million of term loans under the Bridge Facility. Amounts drawn under the Exit Facilities at closing were used to fund cash payment obligations under the Plan of Reorganization including the repayment of a portion of the Second Priority Debt and the payment of administrative claims and other pre-petition claims, as well as to pay fees and expenses in connection with the Exit Facilities and for working capital and general corporate purposes.

Pursuant to the Plan of Reorganization, all shares of our common stock outstanding prior to the Effective Date were canceled, and we authorized the issuance of 485 million new shares of reorganized Calpine Corporation common stock, of which approximately 421 million shares have been distributed to holders of allowed unsecured claims against the U.S. Debtors (of which approximately 10 million are being held in escrow pending resolution of certain intercreditor matters), and approximately 64 million shares have been reserved for distribution to holders of disputed unsecured claims whose claims ultimately become allowed. We estimate that the number of shares reserved was more than sufficient to satisfy the U.S. Debtors’ obligations under the Plan of Reorganization even if all disputed unsecured claims ultimately become allowed. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. We are not required to issue additional shares above the 485 million shares authorized to settle unsecured claims, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. Accordingly, resolution of these claims could have a material effect on creditor recoveries under the Plan of Reorganization as the total number of shares of common stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan of Reorganization.

In addition to the 485 million shares authorized to be issued to settle unsecured claims, pursuant to the Plan of Reorganization, we authorized the issuance to certain of our subsidiaries of additional shares of new common stock to be applied to the termination of certain intercompany balances. Upon termination of the intercompany balances on February 1, 2008, these additional shares were returned to us and have been restored to our authorized shares available for future issuance.

In addition, pursuant to the Plan of Reorganization, we authorized the issuance of up to 15 million shares under the Calpine Equity Incentive Plans and we issued warrants to purchase approximately 48.5 million shares of common stock at $23.88 per share to holders of our previously outstanding common stock. Each warrant represents the right to purchase a single share of our new common stock and will expire on August 25, 2008.

The reorganized Calpine Corporation common stock is listed on the NYSE. Our common stock began “when issued” trading on the NYSE under the symbol “CPN-WI” on January 16, 2008, and began “regular way” trading on the NYSE under the symbol “CPN” on February 7, 2008. Our authorized equity consists of 1.5 billion shares of common stock, par value $.001 per share, and 100 million shares of preferred stock which may be issued in one or more series, with such voting rights and other terms as our Board of Directors determines.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 15 of the Notes to Consolidated Financial Statements for more information.

CCAA Proceedings. Upon the application of the Canadian Debtors, on February 8, 2008, the Canadian Court ordered and declared that (i) the unsecured notes issued by ULC I were canceled and discharged on February 4, 2008, (ii) the Canadian Debtors had completed all distributions previously ordered in full satisfaction of the pre-filing claims against them, (iii) the Canadian Debtors had otherwise fully complied with all orders of the Canadian Court and (iv) the proceedings under the CCAA were terminated, including the stay of proceedings.

As a result of the termination of the CCAA proceedings, the Canadian Debtors and other deconsolidated foreign entities, consisting of a 50% ownership interest in the 50-MW Whitby Cogeneration power plant, approximately $34 million of debt and various working capital items, were reconsolidated on the Canadian Effective Date.

Business Initiatives

Prior to and during 2007, in connection with our restructuring, we undertook an asset rationalization process that resulted in the divestiture of nine power plants and two subsidiary businesses, TTS and PSM, that provide services and parts for combustion turbine equipment, that were determined to be under-performing or non-core businesses. In addition, we entered into an agreement to sell a development project, and closed the sale of a second, for each of which construction had been suspended, and we entered into an asset purchase agreement for the RockGen Energy Center, which we previously leased. We restructured existing agreements or reconfigured equipment to enhance the economic or operational performance of five power plants for which we had previously agreed to limit the amount of funds available to support operations; as a result of such actions, the limitations were terminated. We are also actively marketing two natural gas-fired power plants and their eventual sale remains a possibility. We continue to evaluate our power generation portfolio and other business activities on an ongoing basis to determine if actions should be taken with respect to other assets, including whether any should be marketed for potential divestiture and if other actions including restructurings, expansions, improvements or personnel and other overhead adjustments should be implemented in order to optimize productivity and the economics of the asset.

All new development projects, including expansions of existing projects, are evaluated based on a variety of factors to determine the optimal opportunities for us and our fleet. We will continue to seek opportunities to develop our business through selective acquisitions, joint ventures, and divestitures to further enhance our asset mix and competitive position.

We maintain a fleet-wide operating data acquisition, retrieval and storage system, and employ a condition-based maintenance program to evaluate the current status of our turbine fleet based on inspections and operating conditions to determine the most efficient timing to replace worn parts. We intend to further develop and enhance our plant monitoring systems on an ongoing basis to provide an advanced fleet-wide management tool that will integrate all plant natural gas, steam, and power volumes into a common system to handle reporting, billing, monitoring, and billing disputes in a cost-efficient and regulatory-compliant manner.

We strive to continually improve our risk management policy and procedures and the infrastructure required to support risk management, which may be modified from time to time as determined by our senior management and our Board of Directors. All of our energy commodity risk is managed within the limits defined in our risk management policy. Our senior management team will review and approve long-term strategic actions. Long-term strategies will generally seek to balance our market view of commodity prices and the economic value we are seeking to capture with the perceived impact on our risk profile by our investors and rating agencies and the cost of implementing that strategy for our collateral and capital structure.

THE MARKET FOR ELECTRICITY

Overview

The power industry represents one of the largest industries in the U.S. and impacts nearly every aspect of our economy, with an estimated end-user market comprising approximately $339 billion of electricity sales in 2007 based on information published by EIA. Historically, vertically integrated electric utilities with monopolistic control over franchised territories dominated the power generation industry in the U.S. However, industry trends and regulatory initiatives designed to encourage competition in wholesale electricity markets have transformed some markets into more competitive arenas where load-serving entities and end-users may purchase electricity from a variety of suppliers, including IPPs, power marketers, regulated public utilities, major financial institutions and others. For over a decade, the power industry has been deregulated at the wholesale level allowing generators to sell directly to the load-serving entities such as public utilities, municipalities and electric cooperatives. Although industry trends and regulatory initiatives aimed at further deregulation have slowed, halted or even reversed in some geographic regions, in terms of the level of competition, pricing mechanisms and pace of regulatory reform, two of our largest markets, West and Texas, have emerged as more competitive markets.

Four key market “drivers” significantly affect our financial performance. These are the regional supply and demand environment for electricity, regional generation technology and fuel mix, natural gas prices and environmental regulations.

While our market drivers are subject to risk, some of the uncertainty is reduced by the existence of steam sales contracts and PPAs which dictate the payments we receive for energy and capacity and by the hedging activities that are undertaken by our energy trading group. The balance of our generation not subject to steam sales contracts and PPAs is sold into the market. Although these sales are subject to the risk of unfavorable movements in prices, much of our projected earnings from sales into the market are hedged through forward sales or other derivative transactions. We continue to pursue opportunities to secure steam sales contracts and PPAs where they are considered to be more preferable to sales directly into the market.

Regional Supply and Demand

The current U.S. market consists of distinct regional electric markets, not all of which are effectively interconnected. As a result, reserve margins (the measure of how much the total generating capacity installed in a region exceeds the peak demand for power in that region) vary from region to region. For example, a reserve margin of 15% indicates that supply exceeds expected peak electricity demand by 15%. Holding other factors constant, lower reserve margins typically lead to higher power prices, because the less efficient capacity in the region is needed to satisfy electricity demand.

Regional supply and demand affect the pricing for electricity that results from wholesale market competition, and, consequently, are key drivers of our financial performance. For much of the 1990s, utilities invested relatively sparingly in new generating capacity. As a result, by the late 1990s, many regional markets were in need of new capacity to meet growing electricity demand. Prices rose due to capacity shortages, and the emerging merchant power industry responded by constructing significant amounts of new capacity. Between 2000 and 2003, more than 175,000 MW of new generating capacity came “on line” in the United States. In most regions, these new capacity additions far outpaced the growth of demand, resulting in “overbuilt” markets, i.e., markets with excess capacity. In the West, for example, approximately 24,000 MW of new generating capacity was added between 2000 and 2003, while demand only increased by approximately 8,000 MW. Most of this new generating capacity consisted of gas-fired combined-cycle plants which use a gas turbine to create electricity, then capture, or recycle, the waste heat to create steam, which is then used to create additional electricity through a steam turbine. Natural gas-fired combined-cycle units tend to have higher variable costs in the current natural gas price climate and generally cannot compete effectively with nuclear and coal-fired units, which can produce power at lower variable costs. This surge of generation investment has subsided since 2003. During 2005, for example, approximately 17,000 MW of new supply was added nationwide. This coupled with growing demand for electricity, has begun to reduce the level of excess supply, leading to current predictions of decreasing reserve margins for many regional markets through the end of the decade.

As a result, reserve margins may decrease after current capacity is absorbed by the market. Some market regulators have forecasted such a decrease in two of our major markets. For example, ERCOT, which includes all of our Texas power plants, has forecasted that its reserve margins will decrease from 13.1% in 2008 to 8.2% in 2013. Similarly, in California, which includes a significant portion of our West power plants, PG&E estimates that reserve margins in its service territory, will decrease from 18.2% in 2008 to 10.9% in 2016.

Moreover, in various regional markets, electricity market administrators have acknowledged that the markets for generating capacity do not provide sufficient revenues to enable existing merchant generators to recover all of their costs or to encourage new generating capacity to be constructed. Capacity auctions are being implemented in the Northeast and Mid-Atlantic regional markets to address this issue. In addition, California has several preceedings, both at the CPUC and the CAISO, to enhance existing capacity markets. If these market design efforts are successful, and if other markets adopt this approach, it could provide additional capacity revenues for IPPs, but any such new capacity market could take years to develop.

Regional Generation Technology and Fuel Mix

In a competitive market, the price of electricity typically is related to the operating costs of the marginal, or price-setting, generator. Assuming economic behavior by market participants, generating units generally are dispatched in order of their variable costs. In other words, units with lower costs are dispatched first and higher-cost units are dispatched as demand (sometimes referred to as “load”) grows. Accordingly, the variable costs of the last (or marginal) unit needed to satisfy demand typically drives the regional power price.

There are three general classifications of generation capacity: baseload; intermediate; and peaking. Baseload units, fueled by cheaper fuels such as hydro, geothermal, coal, or nuclear fuels, are the least expensive from a variable cost perspective and generally serve electricity demand during most hours. Intermediate units, such as combined-cycle plants fueled by natural gas, are more expensive and generally are required to serve electricity demand during on-peak or weekday daylight hours. Lastly, peaking units are the most expensive units from a variable cost perspective to dispatch and generally serve electricity demand only during on-peak hours after less expensive baseload and intermediate units are at full capacity. Much of our generating capacity is in our West and Texas markets, which are regional markets in which gas-fired units set prices during most hours. Because natural gas prices generally are higher than most other input fuels, these regions generally have higher power prices than regions in which coal-fired units set prices. Outside of the West and Texas regions, however, other generating technologies, typically coal-fired plants, tend to set prices more often, reducing average prices and “commodity margin,” which is our term used to describe the margin between realized power prices and fuel costs. These conditions, particularly in overbuilt markets, often make it difficult for gas-fired generation to compete.

In addition to earning margins from the sale of electricity, our geothermal assets benefit from regulations that promote renewable or “green” energy sources. For example, regardless of the dominant technology types for the generation of electricity in the West, the current shortage of renewable generation sources creates a premium for electricity from the geothermal facilities.

Natural Gas Prices

Natural gas prices have been particularly volatile in the current decade. As examples, during the California energy crisis in 2000, daily (or “spot”) natural gas prices rose at times above $20/MMBtu in California, and during 2005, natural gas prices rose to the $11-$13/MMBtu level in the aftermath of disruptions in Gulf of Mexico gas production caused by Hurricane Katrina, before trending downward in 2006 to the $5-$7/MMBtu range. Natural gas contracts for delivery beyond 2007 continue to trade in the $8-$10/MMBtu range.

At times, higher natural gas prices tend to increase our commodity margin; this occurs where natural gas is the price-setting fuel, such as generally during peak periods in Texas and the West, because our combined-cycle plants are more fuel-efficient than many older gas-fired technologies and peaking units. At other times higher natural gas prices have a neutral impact on us, such as where we enter into tolling agreements under which the customer provides the natural gas in return for electric power or where we enter into indexed-based agreements with a contractual Heat Rate at or near our actual Heat Rate. And at other times, high natural gas prices can decrease our margins, such as where we have entered into fixed-price PPAs and have not hedged the cost of natural gas or where another fuel, such as coal, is the price-setting fuel, which occurs frequently in the Southeast.

Because the price of natural gas is so volatile, we attempt to hedge our exposure to changes in gas prices, as discussed under “— Marketing, Hedging, Optimization and Trading Activities” below.

Environmental Regulations

Environmental regulations force generators to incur costs to comply with limits on emissions of certain pollutants. Higher operating costs for coal and oil fuel-fired generators implicitly favor low-emissions generating technologies such as our geothermal and gas-fired capacity. Further, to the extent that price-setting units experience higher variable costs due to environmental regulations, market prices tend to increase. See “— Government Regulation” for a discussion of the regulations that have or may have a significant impact on our business.

COMPETITION

We believe our ability to compete effectively will be substantially driven by the extent to which we (i) achieve and maintain a lower cost of production and transmission, primarily by managing fuel costs; (ii) effectively manage and accurately assess our risk portfolio; and (iii) provide reliable service to our customers. Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. We compete against other IPPs, trading companies, financial institutions, retail load aggregators, municipalities, retail electric providers, cooperatives and regulated utilities to supply electricity and electricity-related products to our customers in major markets nationwide and throughout North America. In addition, in some markets, we compete against some of our own customers. During recent years, financial institutions have aggressively entered the market along with hedge funds and other private equity funds. We believe the addition of these financial institutions and other investors to the market has generally been beneficial by increasing the number of customers for our physical power products, offering risk management products to manage commodity price risk, improving the general financial strength of market participants and ultimately increasing liquidity in the markets.

Generally, pricing can be influenced by a variety of factors, including the following:

•	number of market participants buying and selling;

•	amount of electricity normally available in the market;

•	fluctuations in electricity supply due to planned and unplanned outages of generators;

•	fluctuations in electricity demand due to weather and other factors;

•	cost of fuel used by generators, which could be impacted by efficiency of generation technology and fluctuations in fuel supply;

•	relative ease or difficulty of developing and constructing new facilities;

•	availability and cost of transmission;

•	creditworthiness and risk associated with counterparties;

•	ability to hedge using various commercial products; and

•	ability to optimize the mix of alternative sources of electricity.

In less regulated markets, our natural gas and geothermal facilities compete directly with all other sources of electricity. Even though most new power generating facilities are fueled by natural gas, EIA estimates that in 2007 only 22% of the electricity generated in the U.S. was fueled by natural gas and that approximately 67% of power generated in the U.S. was still produced by coal and nuclear facilities, which generated approximately 48% and 19%, respectively. EIA estimates that the remaining 11% of electricity generated in the U.S. was fueled by hydro, fuel oil and other energy sources. However, as environmental regulations continue to evolve, the proportion of electricity generated by natural gas and other low emissions resources is expected to increase in some markets. Some states are imposing strict environmental standards on generators to limit their emissions of NOx, SO2, Hg and GHG. As a result, many of the current coal plants will likely have to install costly emission control devices or limit their operations. Meanwhile, many states are mandating that certain percentages of electricity delivered to end users in their jurisdictions be produced from renewable resources, such as geothermal, wind and solar energy. This activity could cause some coal plants to be retired, thereby allowing a greater proportion of power to be produced by facilities fueled by natural gas, geothermal or other resources that have a less adverse environmental impact.

However, some regulated utilities have proposed to construct coal and nuclear facilities, in some cases with governmental subsidies or under legislative action. Unlike IPPs, these utilities often can recover fixed costs through regulated retail rates, allowing them to invest capital without the need to rely on market prices to recover their investments. In addition, many regulated utilities are also seeking to acquire distressed assets or make substantial improvements to existing coal plants, in each case with regulatory assurance that the utility will be permitted to recover its costs, plus earn a return on its investment. IPPs, such as us, may be put at a competitive disadvantage because we rely heavily on market prices rather than governmental subsidies or regulatory assurances.

MARKETING, HEDGING, OPTIMIZATION AND TRADING ACTIVITIES

The majority of our hedging, balancing and optimization activities are related to risk exposures that arise from our ownership and operation of power plants and from third-party contracts. Most of the electricity generated by our facilities is scheduled and settled by our marketing and energy trading unit, which sells to entities such as utilities, municipalities and cooperatives, as well as to retail electric providers, commercial and industrial end users, financial institutions, power trading and marketing companies and other third parties. We enter into physical and financial purchase and sale transactions as part of our hedging, balancing and optimization activities. The hedging, balancing and optimization activities are designed to protect or enhance our commodity margin.

We are one of the largest consumers of natural gas in North America having consumed approximately 611.3 Bcf during 2007. We employ a variety of market transactions to satisfy most of our natural gas fuel requirements. We enter into natural gas storage and transport agreements to achieve delivery flexibility and to enhance our optimization capabilities. We constantly evaluate our natural gas needs, adjusting our natural gas position to minimize the delivered cost of natural gas, while adjusted for risk within the limitations prescribed in our commodity risk policy.

Our portfolio of power plants creates commodity price exposures primarily to natural gas and electricity. We utilize physical commodity contracts and commodity related financial instruments such as exchange-traded futures, over-the-counter financial swaps and forward contracts, to manage our exposures to energy commodity price risk.

We have value at risk limits that govern the overall risk of our portfolio of plants, energy trading contracts, financial hedging transactions and other contracts. Our value at risk limits, transaction approval limits and other limits are dictated by our commodity risk policy which is approved by our Board of Directors and administered by our Chief Risk Officer and his organization. The Chief Risk Officer’s organization is segregated from the commercial operations unit, and reports directly to our Audit Committee and Chief Executive Officer. Our risk management policies limit our hedging activities to protect and optimize the value of our physical assets, and also limit any exposure generated from speculative transactions. While this policy limits our potential upside due to hedging and general trading activities, it is primarily intended to provide us with a degree of protection from significant downside energy commodity price exposure to our cash flows.

We actively monitor and hedge our portfolio exposure to future market risks. As of December 31, 2007, we have hedged a portion of our expected commodity margin for 2008 and 2009. Our future hedged status is subject to change as determined by our commercial operations group, senior management, Chief Risk Officer and Board of Directors.

Seasonality and weather can have a significant impact on our results of operations and are also considered in our hedging and optimization activities. Most of our generating facilities are located in regional electric markets where the greatest demand for electricity occurs during the summer months, in our fiscal third quarter. Depending on existing contract obligations and forecasted weather and electricity demands, we may maintain either a larger or smaller open position on fuel supply and committed generation during the summer months so that we can enhance or protect our commodity margin accordingly.

SIGNIFICANT CUSTOMER

See Note 16 of the Notes to Consolidated Financial Statements for a discussion of sales in excess of 10% of our total revenues to one of our customers.

ENVIRONMENTAL PROFILE

Our fleet of mostly modern, combined-cycle natural gas-fired power generation facilities is highly efficient. These facilities consume significantly less fuel to generate electricity than older boiler/steam turbine power generation facilities and emit less air pollution into the environment per unit of electricity produced as compared to coal-fired or oil-fired power generation facilities. All of our natural gas-fired power generation facilities have air emissions controls, and most have selective catalytic reduction to further reduce emissions of nitrogen oxides, a known precursor of atmospheric ozone.

The table below summarizes approximate air pollutant emission rates from our natural gas-fired power generation facilities compared to the average emission rates from U.S. coal-, oil-, and gas-fired power plants as a group.

	Air Pollutant Emission Rates— Pounds of Pollutant Emitted Per MWh of Electricity Generated
Air Pollutants	Average U.S. Coal-, Oil-, and Gas-Fired Power Plant(1)	Calpine Natural Gas-Fired Power Plant(2)	Compared to Average U.S. Fossil-Fired Facility
Nitrogen Oxide, NOx	2.89	0.138	95.2% Less
Acid rain, smog and fine particulate formation
Sulfur Dioxide, SO2	7.28	0.0042	99.9% Less
Acid rain and fine particulate formation
Mercury, Hg	0.000035	—	100% Less
Neurotoxin
Carbon Dioxide, CO2	1,891	811	57.1% Less
Principal greenhouse gas — contributor to climate change

(1)	The average U.S. coal-, oil-, and gas-fired power generation facility’s emission rates were obtained from the U.S. Department of Energy’s Electric Power Annual Report for 2006. Emission rates are based on 2006 emissions and net generation.

(2)	Our natural gas-fired power plant estimated emission rates are based on our 2006 emissions and electric generation data as measured under EPA reporting requirements.

Our 725-MW fleet of geothermal power generation facilities utilizes a natural, clean and renewable energy source—steam from the Earth’s interior—to generate electricity. Since these facilities do not burn fossil fuel, they are able to produce electricity with negligible air emissions. Compared to the average U.S. coal-, oil-, and gas-fired power generation facility, our geothermal facilities emit 99.9% less NOx and SO2 and 96% less CO2.

There are 20 active geothermal power generation facilities located in the Geysers region of northern California. We own and operate 17 of them. We recognize the importance of our geothermal facilities, and we are committed to extending, and possibly expanding, this renewable geothermal resource through the addition of new steam wells and wastewater recharge projects where clean, reclaimed wastewater from local municipalities is recycled into the geothermal resource where it is converted into steam for electricity production.

We are committed to maintaining our fleet of clean, cost-effective and efficient power generation facilities and to the reduction of CO2 emissions. We also are committed to supporting policymakers on legislation to reduce emissions. In 2006, we were involved in the development and enactment of California’s landmark global warming legislation, Assembly Bill 32. Also in 2006, we were one of only two electric generating companies to file a brief of amicus curiae in support of the petitioners in the landmark case of Massachusetts, et al. v. U.S. Environmental Protection Agency, where the Supreme Court held that CO2 was a pollutant potentially subject to the CAA. We have also publicly supported the Regional Greenhouse Gas Initiative, a CO2 cap and trade program undertaken by ten Northeast states set to begin in 2009.

We have implemented a program of proprietary operating procedures to reduce gas consumption and lower air pollutant emissions per MWh of electricity generated. Thermal efficiency improvements in our fleet operations reduced CO2 emissions by approximately 40 lbs/MWh ton in 2006 compared to 2004.

Our environmental record has been widely recognized.

•	We are an EPA Climate Leaders Partner with a stated goal to reduce GHG intensity.

•

We became the first power producer to earn the distinction of Climate Action Leader™, and we have certified our CO2 emissions inventory with the California Climate Action Registry every year since 2003.

•

The Santa Rosa Geysers Recharge Project, developed by us and the City of Santa Rosa, transports 11 million gallons of reclaimed water per day—wastewater that was previously being discharged into the Russian River—through a 41-mile pipeline from the City of Santa Rosa to our geothermal facilities, where it is recycled into the geothermal reservoir. The water is naturally heated by the Earth, creating additional steam to fuel our geothermal facilities.

•

Through separate agreements with several municipalities, we use treated wastewater for cooling at several of our facilities. This eliminates the need to consume valuable surface and/or groundwater supplies—in the amount of 3 million to 4 million gallons per day for an average power generation facility.

DESCRIPTION OF POWER GENERATION FACILITIES

Plants in Operation at December 31, 2007

SEGMENT	Projects	Calpine Net Interest with Peaking (MW)
West	43	7,246
Texas	12	7,487
Southeast	12	6,254
North	10	2,822

Total	77	23,809

Each of our power generation facilities currently in operation is capable of producing electricity for sale to a utility, other third-party end user or an intermediary such as a marketing company. Thermal energy (primarily steam and chilled water) produced by our gas-fired cogeneration facilities is sold to industrial and governmental users. Our gas-fired and geothermal power generation projects produce electricity and thermal energy that is sold pursuant to short-term and long-term agreements, PPAs or into the market. Electric revenue from a PPA often consists of either energy payments or capacity payments or both. Energy payments are based on all or a portion of a power plant’s net electrical output, and payment rates are typically either at fixed rates or are indexed to market averages for energy or fuel. Capacity payments are based on all or a portion of the amount of MW that a power plant is capable of delivering at any given time. Energy payments are earned for each MWh of energy delivered. Capacity payments are typically earned whether or not any electricity is scheduled by the customer and delivered; however, capacity payments typically have an availability requirement.

Geothermal energy is considered a renewable energy because the steam harnessed to power our turbines is produced inside the Earth and does not require burning fuel to generate electricity. The extracted steam is also partially replenished by the injection of condensate associated with the steam extracted to generate electricity. We also inject clean, reclaimed waste-water from the City of Santa Rosa Recharge Project and from Lake County through injection wells, which serves to slow the natural depletion of our geothermal reservoirs. We expect the injection projects to extend the useful life of this resource and help to maintain the output of our geothermal resources and power plants.

We currently lease the geothermal steam fields from which we extract steam for our geothermal power generation facilities. We have leasehold mineral interests in 107 leases comprising approximately 27,700 acres of federal, state and private geothermal resource lands in the Geysers region in northern California. In general, under these mineral leases, we have the exclusive right to drill for, produce and sell geothermal resources from these properties and the right to use the surface for all related purposes. Each lease requires the payment of annual rent until commercial quantities of geothermal resources are established. After such time, the leases require the payment of minimum advance royalties or other payments until production commences, at which time production royalties are payable. Such royalties and other payments are payable to landowners, state and federal agencies and others, and vary widely as to the particular lease. The leases are generally for initial terms varying from 10 to 20 years or for so long as geothermal resources are produced and sold. Certain of the mineral leases, on which commercial production has not yet been established, contain drilling or other exploratory work requirements. In certain cases, if these requirements are not fulfilled, the lease may be terminated and in other cases additional payments may be required. We believe that our leases are valid and that we have complied with all the requirements and conditions material to the continued effectiveness of the leases. In addition, in the Glass Mountain and Medicine Lake areas in northern California, we hold leasehold mineral interests in 41 leases comprising approximately 46,400 acres of federal geothermal resource lands. See Note 15 of the Notes to Consolidated Financial Statements for a description of litigation relating to our Glass Mountain area leases. A number of our leases for undeveloped properties may expire in any given year. Before leases expire, we perform geological evaluations in an effort to determine the resource potential of the underlying properties. We can make no assurance that we will decide, or have the ability, to renew any expiring leases.

Upon completion of our projects under construction, subject to any dispositions that may occur, we will provide O&M services for all but two of the power plants in which we have an interest. Such services include the operation of power plants, geothermal steam fields, wells and well pumps and gas pipelines. We also supervise maintenance, materials purchasing and inventory control, manage cash flow, train staff and prepare O&M manuals for each power generation facility that we operate. As a facility develops an operating history, we analyze its operation and may modify or upgrade equipment or adjust operating procedures or maintenance measures to enhance the facility’s reliability or profitability.

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

Substantially all of the power generation facilities in which we have an interest are located on sites which we own or lease on a long-term basis.

Set forth below is certain information regarding our operating power plants and plants under construction/development as of December 31, 2007.

Power Plants in Operation and Under Construction/Development

SEGMENT /Project(1)	NERC Region	US State or Canadian Province	Technology	Baseload / Intermediate Capacity (MW)	With Peaking Capacity (MW)	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)	Calpine Net Interest With Peaking (MW)	2007 Total MWh(2) Generation
WEST
Geothermal
McCabe #5 & #6	WECC	CA	Geothermal	78	78	100%	78	78	667,069
Ridge Line #7 & #8	WECC	CA	Geothermal	69	69	100%	69	69	615,360
Calistoga	WECC	CA	Geothermal	66	66	100%	66	66	579,213
Eagle Rock	WECC	CA	Geothermal	66	66	100%	66	66	552,153
Quicksilver	WECC	CA	Geothermal	53	53	100%	53	53	457,937
Cobb Creek	WECC	CA	Geothermal	52	52	100%	52	52	427,675
Lake View	WECC	CA	Geothermal	52	52	100%	52	52	451,592
Sulphur Springs	WECC	CA	Geothermal	51	51	100%	51	51	421,366
Socrates	WECC	CA	Geothermal	50	50	100%	50	50	419,748
Big Geysers	WECC	CA	Geothermal	48	48	100%	48	48	472,757
Grant	WECC	CA	Geothermal	43	43	100%	43	43	326,368
Sonoma	WECC	CA	Geothermal	42	42	100%	42	42	330,878
West Ford Flat	WECC	CA	Geothermal	24	24	100%	24	24	205,107
Aidlin	WECC	CA	Geothermal	17	17	100%	17	17	146,531
Bear Canyon	WECC	CA	Geothermal	14	14	100%	14	14	114,050
Gas-Fired
Delta Energy Center	WECC	CA	Natural Gas	818	840	100%	818	840	5,270,603
Pastoria Energy Center	WECC	CA	Natural Gas	750	750	100%	750	750	4,831,817
Rocky Mountain Energy Center	WECC	CO	Natural Gas	479	621	100%	479	621	3,560,749
Hermiston Power Project	WECC	OR	Natural Gas	547	616	100%	547	616	3,080,066
Metcalf Energy Center	WECC	CA	Natural Gas	564	605	100%	564	605	2,955,406
Sutter Energy Center	WECC	CA	Natural Gas	542	578	100%	542	578	2,668,953
Los Medanos Energy Center	WECC	CA	Natural Gas	512	540	100%	512	540	3,491,354
South Point Energy Center	WECC	AZ	Natural Gas	520	520	100%	520	520	2,133,894
Blue Spruce Energy Center	WECC	CO	Natural Gas	—	285	100%	—	285	487,394
Los Esteros Critical Energy Facility	WECC	CA	Natural Gas	—	188	100%	—	188	65,115
Gilroy Energy Center	WECC	CA	Natural Gas	—	135	100%	—	135	89,879
Gilroy Cogeneration Plant	WECC	CA	Natural Gas	117	128	100%	117	128	281,111
King City Cogeneration Plant	WECC	CA	Natural Gas	120	120	100%	120	120	394,048
Pittsburg Power Plant	WECC	CA	Natural Gas	64	64	100%	64	64	147,011
Greenleaf 1 Power Plant	WECC	CA	Natural Gas	50	50	100%	50	50	286,712
Greenleaf 2 Power Plant	WECC	CA	Natural Gas	49	49	100%	49	49	249,103
Wolfskill Energy Center	WECC	CA	Natural Gas	—	48	100%	—	48	20,505
Yuba City Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	25,033
Feather River Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	25,562
Creed Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	12,874
Lambie Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	14,602
Goose Haven Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	14,645
Riverview Energy Center	WECC	CA	Natural Gas	—	47	100%	—	47	26,403
King City Peaking Energy Center	WECC	CA	Natural Gas	—	45	100%	—	45	22,408
Watsonville (Monterey) Cogeneration Plant	WECC	CA	Natural Gas	29	29	100%	29	29	160,045
Agnews Power Plant	WECC	CA	Natural Gas	28	28	100%	28	28	224,515

Subtotal				5,914	7,246		5,914	7,246	36,727,611
TEXAS
Freestone Energy Center	ERCOT	TX	Natural Gas	1,036	1,036	100%	1,036	1,036	4,052,496
Deer Park Energy Center	ERCOT	TX	Natural Gas	792	1,019	100%	792	1,019	5,867,983
Baytown Energy Center	ERCOT	TX	Natural Gas	742	830	100%	742	830	4,746,915
Pasadena Power Plant	ERCOT	TX	Natural Gas	731	776	100%	731	776	3,756,089
Magic Valley Generating Station	ERCOT	TX	Natural Gas	662	692	100%	662	692	2,948,458
Brazos Valley Power Plant	ERCOT	TX	Natural Gas	508	594	100%	508	594	2,736,351
Channel Energy Center	ERCOT	TX	Natural Gas	443	593	100%	443	593	2,832,679
Corpus Christi Energy Center	ERCOT	TX	Natural Gas	400	505	100%	400	505	2,512,009
Texas City Power Plant	ERCOT	TX	Natural Gas	400	453	100%	400	453	1,555,191
Clear Lake Power Plant	ERCOT	TX	Natural Gas	344	400	100%	344	377	613,038
Hidalgo Energy Center	ERCOT	TX	Natural Gas	475	479	79%	373	376	1,533,029
Freeport Energy Center(3)	ERCOT	TX	Natural Gas	210	236	100%	210	236	n/a

Subtotal				6,743	7,613		6,641	7,487	33,154,238

SEGMENT /Project(1)	NERC Region	US State or Canadian Province	Technology	Baseload / Intermediate Capacity (MW)	With Peaking Capacity (MW)	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)	Calpine Net Interest With Peaking (MW)	2007 Total MWh(2) Generation
SOUTHEAST
Broad River Energy Center	SERC	SC	Natural Gas	—	847	100%	—	847	740,136
Morgan Energy Center	SERC	AL	Natural Gas	720	807	100%	720	807	2,894,046
Decatur Energy Center	SERC	AL	Natural Gas	734	792	100%	734	792	2,393,282
Columbia Energy Center	SERC	SC	Natural Gas	455	606	100%	455	606	387,476
Carville Energy Center	SERC	LA	Natural Gas	449	501	100%	449	501	2,160,450
Santa Rosa Energy Center	SERC	FL	Natural Gas	250	250	100%	250	250	—
Hog Bayou Energy Center	SERC	AL	Natural Gas	235	237	100%	235	237	96,737
Pine Bluff Energy Center	SERC	AR	Natural Gas	184	215	100%	184	215	840,953
Oneta Energy Center	SPP	OK	Natural Gas	980	1,134	100%	980	1,134	1,890,438
Osprey Energy Center	FRCC	FL	Natural Gas	537	599	100%	537	599	2,224,348
Auburndale Power Plant	FRCC	FL	Natural Gas	150	150	100%	150	150	664,915
Auburndale Peaking Energy Center	FRCC	FL	Natural Gas	—	116	100%	—	116	49,540

Subtotal				4,694	6,254		4,694	6,254	14,342,321
NORTH
Riverside Energy Center	MRO	WI	Natural Gas	518	603	100%	518	603	1,344,309
RockGen Energy Center	MRO	WI	Natural Gas	—	460	100%	—	460	92,701
Mankato Power Plant	MRO	MN	Natural Gas	280	324	100%	280	324	710,364
Westbrook Energy Center	NPCC / ISO NE	ME	Natural Gas	537	537	100%	537	537	2,388,927
Kennedy International Airport Power Plant	NPCC / NYISO	NY	Natural Gas	110	121	100%	110	121	545,859
Bethpage Energy Center 3	NPCC / NYISO	NY	Natural Gas	80	80	100%	80	80	344,483
Bethpage Power Plant	NPCC / NYISO	NY	Natural Gas	55	56	100%	55	56	49,545
Bethpage Peaker	NPCC / NYISO	NY	Natural Gas	—	48	100%	—	48	38,767
Stony Brook Power Plant	NPCC / NYISO	NY	Natural Gas	45	47	100%	45	47	253,373
Zion Energy Center	RFC	IL	Natural Gas	—	546	100%	—	546	256,943

Subtotal				1,625	2,822		1,625	2,822	6,025,271

Total operating power plants (77)				18,976	23,935		18,874	23,809	90,249,441

Projects under construction
Otay Mesa Energy Center(4)	WECC	CA	Natural Gas	510	596	100%	510	596	n/a
Greenfield Energy Centre	Ontario	ON	Natural Gas	775	1,005	50%	388	503	n/a
Projects under active development
Russell City Energy Center	WECC	CA	Natural Gas	557	600	65%	362	390	n/a

Total operating and under construction /development power plants				20,818	26,136		20,134	25,298	90,249,441

(1)	The Canadian plant listed below was deconsolidated as of December 31, 2005 (see Notes 2 and 3 of the Notes to Consolidated Financial Statements), and is not included in the table above:

Whitby Cogeneration	Ontario	ON	Natural Gas	50	50	50%	25	25	375,833

(2)	Generation MWh is shown here as 100% of each plant’s gross generation in MWh.

(3)	Freeport Energy Center is owned by us but contracted and operated by The Dow Chemical Company (DOW).

(4)	Otay Mesa Energy Center was deconsolidated in the second quarter of 2007 (see Note 2 of the Notes to Consolidated Financial Statements).

Set forth below is certain information regarding our power plants that are not in operation at December 31, 2007. These power plants remain idle until their return to operation is economically preferable.

Power Plants Not in Operation

Project	NERC Region	US State	Technology	Baseload / Intermediate Capacity (MW)	With Peaking Capacity (MW)	Calpine Interest Percentage	Calpine Net Interest Baseload (MW)	Calpine Net Interest With Peaking (MW)
Newark Power Plant	RFC	NJ	Natural Gas	50	56	100%	50	56
Philadelphia Water Project	RFC	PA	Natural Gas	—	23	83%	—	19
Pryor Power Plant	SPP	OK	Natural Gas	38	90	100%	38	90
Fumarole #9 & #10(1)	WECC	CA	Geothermal	—	—	100%	—	—

Total				88	169		88	165

(1)	Steam is currently diverted to our other geothermal plants.

Projects Under Construction at December 31, 2007

The development and construction of power generation projects involves numerous elements, including evaluating and selecting development opportunities, designing and engineering the project, obtaining PPAs in some cases, acquiring necessary land rights, permits and fuel resources, obtaining financing, procuring equipment and managing construction. We intend to focus on completing the projects discussed below that are already in construction, while construction on certain other projects may remain in suspension or the projects may be sold. We generally expect to start development or construction on new projects only in cases where power contracts and financing are available and attractive returns are expected.

Otay Mesa Energy Center. In July 2001, we acquired OMEC and the associated development rights including a CEC license permitting construction of the plant. Site preparation activities for this 596-MW facility, located in southern San Diego County, California began in 2001. In February 2004, we signed a 10-year PPA with SDG&E for delivery of up to 615 MW of capacity and energy beginning January 1, 2008, and entered into a PPA Reinstatement Agreement and an Amended and Restated PPA in October 2006. Power deliveries under the contract are currently scheduled to begin on May 1, 2009. At the end of the 10-year PPA term, OMEC has an option to require SDG&E to purchase the plant and SDG&E has an option to require OMEC to sell the plant to SDG&E.

Greenfield Energy Centre. In April 2005, we announced, together with Mitsui, an intention to build, own and operate a 1,005-MW, natural gas-fired power plant located in Ontario, Canada. The facility will deliver electricity to the OPA under a 20-year PPA. We contributed three combustion turbines, three combustion generators, one steam turbine generator, and cash to the project, giving us a 50% interest in the facility. Mitsui owns the remaining 50% interest. Construction began in November 2005, and commercial operation is expected to occur in 2008.

Project Under Active Development at December 31, 2007

Russell City Energy Center. A proposed 600-MW, natural gas-fired power plant to be located in Hayward, California, the Russell City Energy Center is currently contracted to deliver its full output to PG&E under a PPA which was executed in December 2006 and approved by the CPUC in January 2007. In September 2006, we sold a 35% equity interest in the project to ASC for approximately $44 million and ASC’s obligation to post a $37 million letter of credit. We own the remaining 65% interest. Under the LLC agreement with ASC, ASC’s equity is to be applied toward completion of development and construction of the power plant, and ASC is also to provide related credit support for the project. We currently are in discussions with PG&E to amend the terms and conditions under which this project will be constructed and operated. Construction is anticipated to begin once all permits and other required approvals are final and non-appealable, and project financing has closed.

GOVERNMENT REGULATION

We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power generating facilities and in connection with the purchase and sale of electricity and natural gas. Federal laws and regulations govern, among other things, transactions by electric and gas companies, the ownership of these facilities and access to and service on the electric transmission grid and natural gas pipelines.

There have been a number of federal and state legislative and regulatory actions that have recently changed, and will continue to change, how our business is regulated. Such changes could adversely affect our existing business.

Federal Regulation of Electricity

Electric utilities have been highly regulated by the federal government since the 1930s, principally under the FPA and PUHCA 1935. These statutes have been amended and supplemented by subsequent legislation, including PURPA, EPAct 1992 and EPAct 2005. These particular statutes and regulations are discussed in more detail below.

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

The majority of our power generating facilities are subject to FERC’s jurisdiction, but some qualify for available exemptions. FERC’s jurisdiction over EWGs under the FPA applies to the majority of our generating projects because they are EWGs or are owned by EWGs, except our EWGs located in ERCOT. Facilities located in ERCOT are exempt from many FERC regulations under the FPA. Many of our power generating facilities that are not EWGs are operated as QFs under PURPA. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities, and have also been granted certain waivers of FERC reporting and accounting regulations available to non-traditional public utilities; however, we cannot assure that such authorities or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.

FERC has the right to review books and records of “holding companies,” as defined in PUHCA 2005, that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. We are considered a holding company, as defined in PUHCA 2005, by virtue of our control of the outstanding voting securities of our subsidiaries that own or operate facilities used for the generation of electric energy for sale or that are themselves holding companies. However, we are exempt from FERC’s inspection rights pursuant to one of the limited exemptions under PUHCA 2005 because we are a holding company due solely to our owning one or more QFs, EWGs and FUCOs. If any single Calpine entity were not a QF, EWG or FUCO, then we and our holding company subsidiaries would be subject to the books and records access requirement.

FERC’s policies and proposals will continue to evolve, and FERC may amend or revise them, or may introduce new policies or proposals in the future. The impact of such policies and proposals on our business is uncertain and cannot be predicted at this time.

FERC Regulation of Market-Based Rates

Under the FPA and FERC’s regulations, the wholesale sale of power at market-based or cost-based rates requires that the seller have authorization issued by FERC to sell power at wholesale pursuant to a FERC-accepted rate schedule. FERC grants market-based rate authorization based on several criteria, including a showing that the seller and its affiliates lack market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry and that there is no opportunity for abusive transactions involving regulated affiliates of the seller. All of our affiliates that own domestic power plants (except for some of those power plants that are QFs under PURPA, or those that are located in ERCOT), as well as our market-based rate companies, are currently authorized by FERC to make wholesale sales of power at market-based rates. This authorization could possibly be revoked for any of our market-based rate companies if they fail to continue to satisfy FERC’s current or future criteria, or if FERC eliminates or restricts the ability of wholesale sellers of power to make sales at market-based rates.

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

FERC Regulation of Qualifying Facilities

Cogeneration and certain small power production facilities are eligible to be QFs under PURPA, provided that they meet certain electricity and thermal energy production requirements and efficiency standards. QF status provides an exemption from PUHCA 2005 and grants certain other benefits to the QF, including in some cases the right to sell power to utilities at the utilities’ avoided cost. Certain types of sales by QFs also are exempt from FERC regulation of wholesale sales of the QFs’ electrical output. QFs are also exempt from most state laws and regulations. To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling applications in certain proportions to the facility’s total energy output, and must meet certain efficiency standards.

An electric utility may be relieved of the mandatory purchase obligation to purchase power from QFs at the utility’s avoided cost if FERC determines that such QFs have access to a competitive wholesale electricity market.

Enforcement Authority

FERC has civil penalty authority over violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder. FERC is authorized to assess a maximum civil penalty of $1 million per violation for each day that the violation continues. The FPA also provides for the assessment of criminal fines and imprisonment for violations under Part II of the FPA. This penalty authority was enhanced in EPAct 2005. In 2007, the first year FERC exercised its enhanced civil penalty authority, FERC’s enforcement activities increased, with the imposition of civil penalties ranging from $300,000 to $10 million, in certain cases for unintentional and self-reported violations. With this expanded enforcement authority, violations of the FPA and FERC’s regulations could potentially have more serious consequences than in the past.

NERC Compliance Requirements

Pursuant to EPAct 2005, NERC has been certified by FERC as the ERO to develop mandatory and enforceable electric system reliability standards applicable throughout the U.S., which are subject to FERC review and approval. Once approved, the reliability standards may be enforced by FERC independently, or, alternatively, by the ERO and regional reliability organizations with frontline responsibility for auditing, investigating and otherwise ensuring compliance with reliability standards, subject to FERC oversight. Monetary penalties of up to $1 million per day per violation may be assessed for violations of the reliability standards. Certain electric reliability standards which apply to us as a generator owner, generator operator or marketer of electric power are effective and mandatory. It is expected that additional NERC reliability standards will be approved by FERC in the coming years requiring us to take additional steps to remain fully compliant.

Regional Regulation

The following summaries of the regional rules and regulations affecting our business focus on the West and Texas because these are the regions in which we have the most significant portfolios of assets. While we provide a brief overview of the primary regional rules and regulations affecting our facilities located in other regions of the country, we do not provide an in-depth discussion of these rules and regulations because our asset portfolio in those regions is not significant. All facility and MW data is reported as of December 31, 2007.

West

Our subsidiaries own 26 gas-fired generating facilities (excluding two facilities under active construction/development) with the capacity to generate a total of 6,521 net MW in the WECC region, which extends from the Rocky Mountains westward. In addition, we own and operate 17 geothermal power plants located in northern California, capable of producing a total of 725 net MW. The majority of these facilities are located in California, in the CAISO balancing area; however, we also own generating facilities in Arizona, Colorado and Oregon.

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

CAISO is in the process of developing the details for implementing MRTU, which was previously approved by FERC. The MRTU is a comprehensive redesign of all CAISO operations currently slated to go into effect sometime in 2008. Under MRTU, the CAISO will run a new integrated day-ahead market for energy and ancillary services as well as a real-time market and an hour-ahead scheduling protocol. The energy market will change from a zonal to a nodal market. The primary features of a nodal market include a centralized, day-ahead market for energy, a nodal transmission congestion management model that results in locational marginal pricing at each generation location, financial congestion hedging instruments and a centralized day-ahead commitment process. Given the comprehensiveness of the market design, with features that may prove to be both positive and negative for energy sellers, we cannot predict at this time what impact MRTU will have on our business.

Our plants located outside of California either sell power into the markets administered by CAISO or sell power through bilateral transactions outside CAISO. Those transactions occurring outside CAISO are subject to FERC regulation and oversight, but they are not subject to CAISO rules and regulations.

Texas

Our subsidiaries own 12 natural gas-fired generating facilities in Texas with the capacity to generate a total of 7,487 net MW, all of which are physically located in the ERCOT market. ERCOT is an ISO that manages approximately 85% of Texas’ load and an electric grid covering about 75% of the state, overseeing transactions associated with Texas’ competitive wholesale and retail electric market. FERC does not regulate wholesale sales of power in ERCOT. ERCOT is largely a bilateral wholesale power market, which allows buyers and sellers to competitively negotiate contracts for energy, capacity and ancillary services. ERCOT meets its system needs by using ancillary service capacity and running a balancing energy service. ERCOT manages transmission congestion with zonal and intra-zonal type arrangements. ERCOT ensures resource adequacy through an energy-only model rather than capacity-based resource adequacy model more common among RTOs or ISOs in the Eastern Interconnect. In ERCOT there is a market price cap for energy purchased by ERCOT. Under certain market conditions, the offer cap could be lower. Our subsidiaries are subject to the offer cap rules, but only for sales of energy services to ERCOT.

The PUCT exercises regulatory jurisdiction over the rates and services of any electric utility conducting business within Texas. Our subsidiaries that own facilities in Texas have power generation company status at the PUCT, and are either EWGs or QFs and are exempt from PUCT rate regulation.

North

New York and the Northeast regions are part of the NPCC NERC region, in which we have a total of six natural gas-fired generating facilities with the capacity to generate a total of 889 MW. Five of such generating facilities are located in New York. NYISO manages the transmission system in New York and operates the state’s wholesale electricity markets. NYISO manages both day-ahead and real time energy markets using a locationally based marginal pricing mechanism that pays each generator the nodal marginally accepted bid price for the energy it produces.

The remaining generating facility in the NPCC is located in Maine. ISO NE is the RTO for Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. ISO NE has broad authority over the day-to-day operation of the transmission system and operates a day-ahead and real time wholesale energy market, a forward capacity market, and ancillary services markets. ISO NE also provides for regional transmission planning.

We have one power plant, with the capacity to generate 546 MW, located in the PJM Interconnection region, which is located in the RFC NERC region. However, it is partially committed to load in MISO. PJM operates wholesale electricity markets, a locationally-based capacity market, a forward capacity market and ancillary service markets. They also perform transmission planning for the region.

We have three natural gas-fired plants with the capacity to generate a total of 1,387 MW operating within the MISO market. MISO manages competitive locationally-based wholesale day-ahead and real-time energy markets. MISO has proposed ancillary service markets and is awaiting FERC’s ruling on its proposal. MISO currently manages an energy-only-based resource adequacy model, but has proposed a capacity-based resource adequacy model which is also pending before FERC.

PJM and the MISO have been directed by FERC to establish a common and seamless market, an effort that is largely dependent upon the ability of stakeholders to forge agreements on design issues and related transition costs. It is unclear at this time if either the respective entities or FERC will approve such costs to achieve a common and seamless market.

Southeast

We have one operating natural gas-fired plant with the capacity to generate 1,134 MW located in SPP. SPP is an RTO approved by FERC that provides independent administration of the electric power grid. SPP manages an energy-only locationally-based real-time wholesale energy market. This market provides both nominal load-following and transmission constraint relief. SPP does not have a day-ahead market, ancillary service markets or a capacity market.

We have 11 natural gas-fired plants with the capacity to generate a total of 5,120 MW operating within the SERC and the FRCC NERC regions. Opportunities to negotiate bilateral, individual contracts and long-term transactions with investor owned utilities, municipalities and cooperatives exist within these footprints. In addition to entering into bilateral transactions, there is a limited opportunity to sell into the short-term market. In the Entergy sub-region, SPP has been designated as the ICT. In this capacity, the ICT provides oversight of the Entergy transmission system. Entergy has also recently filed with FERC a Weekly Procurement Process, which is intended to be a formal process by which Entergy will procure short-term competitive wholesale power.

Federal Regulation of Transportation and Sale of Natural Gas

Because the majority of our electric generating capacity is derived from natural gas-burning facilities, we are broadly impacted by federal regulation of natural gas transportation and sales. Furthermore, our two natural gas transportation pipelines in Texas are subject to FERC regulation. Under the NGA, the NGPA and the Outer Continental Shelf Lands Act, FERC is authorized to regulate pipeline, storage and liquefied natural gas facility construction; the transportation of natural gas in interstate commerce; the abandonment of facilities; and the rates for services. FERC is also authorized under the NGA to regulate the sale of natural gas at wholesale. FERC also has the authority to regulate the quality of LNG deliveries into the pipeline system. Unless appropriate gas specifications are implemented, LNG supplies could impact in the future our plant operations and the ability to meet emission limits.

FERC has civil penalty authority for violations of the NGA and NGPA, as well as any rule or order issued thereunder. Similar to its penalty authority under the FPA described above, FERC is authorized to assess a maximum civil penalty of $1 million per violation for each day that the violation continues. The NGA and NGPA also provide for the assessment of criminal fines and imprisonment time for violations.

State Energy Regulation

State PUCs have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Because all of our affiliates are either QFs or EWGs, none of our affiliates are currently subject to direct rate regulation by a state PUC. However, states may assert jurisdiction over the siting and construction of electricity generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities. In California, for example, the CPUC was required by statute to adopt and enforce maintenance and operation standards for generating facilities “located in the state,” including EWGs but excluding QFs, for the purpose of ensuring their reliable operation. As the owner and operator of generating facilities in California, our subsidiaries are subject to the generation facilities maintenance and operation standards and the general duty standards that are enforced by the CPUC.

In addition, our Texas pipelines are subject to regulation as gas utilities by the Railroad Commission of Texas for rates and services.

Environmental Regulations

Our facilities and equipment necessary to support them are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to us primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, hazardous materials handling and disposal, waste disposal and noise regulations. Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws that apply to us. In most cases, analogous state laws also exist that may impose similar and, in some cases, more stringent requirements on us than those discussed below. Our general policy with respect to these laws attempts to take advantage of our relatively clean portfolio of power plants as compared to our competitors.

Federal Climate Change Legislation

Our emissions of CO2 amounted to over 35 million tons in 2006. Although there are no federal laws regulating GHG emissions, there has been increased attention to climate change in the U.S. Several bills to regulate GHG from the electricity sector have been introduced in the U.S. House of Representatives and the Senate and more are expected in 2008, making climate change initiatives an emerging priority on the environmental legislative and regulatory front. Therefore, regulation of GHGs could have a material impact on the conduct of our business. We are actively participating in the debates surrounding federal regulation of GHG emissions from the electric generating sector in an attempt to minimize future impacts to our business.

Supreme Court Case Regarding Regulation of GHG

Twelve states and various environmental groups filed suit against the EPA in Commonwealth of Massachusetts, et al. v. U.S. Environmental Protection Agency seeking confirmation that the EPA has an existing obligation to regulate GHGs, under the CAA. The EPA refused to regulate GHG emissions from motor vehicles on the basis that the CAA did not require regulation of GHGs, including CO2, as pollutants. In July 2005, the U.S. Court of Appeals for the District of Columbia Circuit supported the EPA’s position.

After a series of appeals, the U.S. Supreme Court agreed in March 2006 to consider the case. We submitted a brief of amicus curiae in support of the plaintiffs’ case, and oral arguments were made before the U.S. Supreme Court in November 2006. On April 2, 2007, the U.S. Supreme Court ruled that the EPA has the authority to regulate GHG issues under language included in the CAA.

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

In California, Assembly Bill 32 and Senate Bill 1368 were signed into law in September 2006. Assembly Bill 32 creates a statewide cap on GHG emissions and requires that the state return to 1990 emission levels by 2020; implementation is slated to begin in 2012. Effective in 2007, Senate Bill 1368 sets a CO 2 emissions performance standard of 1,110 lb/MWh for long-term procurement of electricity by load-serving entities in the state.

Beginning in 2009, ten Northeast and Mid-Atlantic states will launch the Regional Greenhouse Gas Initiative which will affect our facilities in Maine, New York and New Jersey. RGGI will cap CO2 emissions at current levels, through 2015, and the cap will decrease annually by 2.5% until 2019 for a 10% reduction in current levels. Each participating state will receive a share of the total RGGI cap, and decisions on how the allowances will be distributed will be made by each state. Maine, New York and New Jersey have passed legislation and/or proposed implementing regulations requiring public auction of RGGI allowances. If these regulations become final as expected, we will need to purchase allowances to offset CO2 emissions from our facilities in the RGGI region.

Clean Air Act

The CAA provides for the regulation of air quality and air emissions, largely through state implementation of federal requirements. In 1990, Congress amended the CAA to specifically provide for acid deposition control through the regulation of NOx and SO2 emissions from electric generating units. We believe that all of our operating plants and relevant oil and gas-related facilities are in compliance with federal performance standards mandated under the CAA.

Acid Rain Program

As a result of the 1990 CAA amendments, the EPA established a cap and trade program for SO2 emissions from electric generating units throughout the U.S. Under this program, a permanent ceiling (or cap) was set at 8.95 million allowances for total annual SO2 allowance allocations to power generators. Each allowance permits a unit to emit one ton of SO2 during or after a specified year, and allowances may be bought, sold or banked. All but a small percentage of allowances were allocated to electric generating units placed into service before 1990. None of our facilities received an allocation, so we must purchase allowances to cover all SO2 emissions from our affected facilities and satisfy our compliance obligations. Since our entire fleet emits about 200 tons of SO2 per year, we believe that our compliance expense for this program will be relatively insignificant compared to many of our competitors.

NOx State Implementation Plan Call

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

We own and operate numerous facilities that are affected by this program. To date, NOx allowance allocations have been sufficient to cover all emissions and we have sold some surplus allowances for a small profit. We believe that the relatively low NOx emission rate of our fleet in general keeps our compliance costs for this program lower than those of many of our competitors. This program will be replaced by CAIR in 2009.

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

Phase I of the CAIR NOx control program becomes effective in 2009 and the SO2 control program becomes effective in 2010, with the final compliance phase for both beginning in 2015. With respect to SO2 emissions, CAIR relies largely upon the cap and trade mechanism established under the EPA acid rain program discussed above and compliance with CAIR will be demonstrated through the use of SO2 allowances issued under the EPA’s acid rain program. CAIR will require the use of two emission allowances for each ton of SO2 emitted beginning in 2010, and 2.87 emission allowances for each ton of SO2 emitted beginning in 2015. As our fleet’s SO2 emissions are low, we expect our costs of compliance with CAIR to be lower than those of many of our competitors.

CAIR provides for a new NOx cap and trade mechanism that issues allowances to the majority of affected sources. NOx emissions will be covered with a one-for-one ratio of allowances to tons; however, the total emissions cap will be reduced in 2015, which generally will have the effect of reducing allowance allocations to affected sources.

In August 2005, the EPA published a proposed rule to implement the provisions of CAIR. Each CAIR-affected state has the option of adopting the EPA rule or developing their own state-level rule, which allows individual consideration of NOx allocation mechanisms, among other considerations. In general, the EPA allowance allocation mechanism is less favorable to us than the various proposed state-level rulemakings, and we have actively participated in various state-level rulemakings to achieve more favorable allocation treatment for our facilities. We do not believe that CAIR will require significant compliance expenditures as our overall fleet has surplus CAIR allowances.

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

Safe Drinking Water Act

Part C of the Safe Drinking Water Act established the underground injection control program that regulates the disposal of wastes by means of deep well injection, which is used for geothermal production activities. With the passage of EPAct 2005, oil, gas and geothermal production activities are exempt from the underground injection control program under the Safe Drinking Water Act.

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

EMPLOYEES

As of December 31, 2007, we employed 2,080 full-time employees, of whom 44 were represented by collective bargaining agreements. We have never experienced a work stoppage or strike. As part of our restructuring program, in 2006 and 2007 we implemented staff reductions, and eliminated approximately 1,239 positions.

Item 1A. Risk Factors

Risks Relating to Emergence from Chapter 11

The market pricing of our reorganized Calpine Corporation common stock may be volatile.

Our common stock began trading on the NYSE on a “when issued” basis on January 16, 2008, and began “regular way” trading on the NYSE on February 7, 2008. The liquidity of any market for our common stock will depend, among other things, upon the number of holders of our common stock and on our and our subsidiaries’ financial performance. The market price for our common stock has been volatile in the past, and the price of our common stock could fluctuate substantially in the future. Factors that could affect the price of our common stock in the future include general conditions in our industry, in the power markets in which we participate and in the world, including environmental and economic developments, over which we have no control, as well as developments specific to our Company, including fluctuations in our results of operations, our ability to comply with the covenants under our Exit Facilities and other debt instruments, our ability to execute our business plan, and other matters discussed in these risk factors. Recipients of reorganized Calpine Corporation common stock under the Plan of Reorganization may seek to sell all or a large portion of their shares in a short period of time which may adversely affect the market price of our common stock. Moreover, in addition to the approximately 421 million shares of reorganized Calpine Corporation common stock that have been distributed to creditors pursuant to the Plan of Reorganization, approximately 64 million shares have been reserved for distribution upon the resolution of disputed claims. Also, approximately 48.5 million shares have been reserved for issuance upon exercise of the warrants distributed to the holders of our previously outstanding common stock; the distribution of these additional shares could have a dilutive effect on our current holders and may adversely affect the market price of our common stock. Accordingly, trading in our securities is highly speculative and poses substantial risks.

Transfers of our equity, or issuances of equity in connection with our reorganization, may impair our ability to utilize our federal income tax net operating loss carryforwards in the future.

Under federal income tax law, NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations if we were to undergo an ownership change as defined by the Internal Revenue Code. We experienced an ownership change on the Effective Date as a result of the distribution of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. We do not expect the annual limitation from this ownership change to result in the expiration of the NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. If a subsequent ownership change were to occur as a result of future transactions in our stock, accompanied by a significant reduction in the market value of the company immediately prior to the ownership change, our ability to utilize the NOL carryforwards may be significantly limited.

In accordance with our Plan of Reorganization, our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions are designed to minimize the likelihood of any potential adverse federal income tax consequences resulting from an ownership change; however, these restrictions may not prevent an ownership change from occurring. These restrictions are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our Board of Directors.

Our financial results may be volatile and may not reflect historical trends.

After our emergence from Chapter 11, the amounts reported in our subsequent Consolidated Financial Statements may materially change relative to our historical Consolidated Financial Statements, including as a result of our restructuring activities, the implementation of our Plan of Reorganization and the continued execution of our business strategies. In addition, as part of our emergence from Chapter 11, as of January 31, 2008, we may be required to adopt fresh start accounting. If fresh start accounting were to apply, our assets and liabilities would be recorded at fair value as of the Effective Date which could materially differ from the recorded values of assets and liabilities recorded at historical cost on our Consolidated Balance Sheets. In addition, our financial results after the application of fresh start accounting may not reflect historical trends. See Note 3 of the Notes to Consolidated Financial Statements for further information on our accounting following emergence from Chapter 11.

We may be subject to claims that were not discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and profitability.

The nature of our business subjects us to litigation. Although the majority of the material claims against us that arose prior to the Petition Date were resolved during our Chapter 11 cases, certain of such actions, as well as actions instituted during the pendency of our Chapter 11 cases, have not been resolved, and additional actions could be filed against us in the future. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the Plan of Reorganization (i) are subject to compromise and/or treatment under the Plan of Reorganization or (ii) were discharged in accordance with the Bankruptcy Code and the terms of the Plan of Reorganization. Circumstances in which claims and other obligations that arose prior to the Petition Date were not discharged primarily relate to certain actions by governmental units under police power authority, where we have agreed to preserve a claimant’s claims or the claimant has received court approval to proceed with its claim, as well as, potentially, instances where a claimant had inadequate notice of the Chapter 11 filing. The ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability. Additionally, despite our emergence from Chapter 11 on January 31, 2008, several significant matters remain unresolved in connection with our reorganization, including appeals by several shareholders seeking reconsideration of the Confirmation Order. Unfavorable resolution of these matters could have a material adverse effect on our results of operations and profitability. In particular, while we do not believe that the appeals of the Confirmation Order will be successful, if the Confirmation Order were reversed, it would have a material adverse effect on our business.

Our principal shareholders own a significant amount of our common stock, giving them influence over corporate transactions and other matters.

Three holders (or related groups of holders) of reorganized Calpine Corporation common stock have made filings with the SEC reporting beneficial ownership, directly or indirectly, individually or as members of a group, of 10% or more of the shares of our common stock. These shareholders, who together beneficially own more than 45% of our common stock, may be able to exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions. If two or more of these shareholders (or groups of shareholders) vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect our entire Board of Directors and control our management, operations and affairs. Currently, two members of our Board of Directors, including the Chairman of our Board, are affiliated, directly or indirectly, with SPO Advisory Corp., one of these shareholders.

Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control over us unless it is supported by these shareholders. Accordingly, your ability to influence us through voting your shares may be limited or the market price of our common stock may be adversely affected.

Capital Resources; Liquidity

We have substantial liquidity needs and could face liquidity pressure.

Following our reorganization, including the implementation of our Plan of Reorganization pursuant to which we canceled our old common stock and issued new shares of reorganized Calpine Corporation common stock, we repaid certain of our secured and unsecured debt with a combination of cash and cash equivalents, borrowings under our Exit Facilities and shares of our new common stock. Accordingly, as of the Effective Date, our total funded debt was $10.7 billion. Our consolidated debt outstanding was $10.4 billion, of which approximately $6.4 billion was outstanding under our Exit Facilities. Our pro rata share of unconsolidated subsidiary debt was approximately $0.3 billion. In addition, we had approximately $225 million in letters of credit that had been issued against the revolving credit facility portion of our Exit Facilities. As of December 31, 2007, our cash and cash equivalents were $1.9 billion; our total consolidated assets were $18.5 billion and our stockholders’ deficit was $4.7 billion. Although we have reduced our debt as a result of our reorganization, we could face liquidity challenges as we continue to have substantial debt and to have substantial liquidity needs in the operation of our business. Our ability to make payments on our indebtedness (including interest payments on our Exit Facilities and our other outstanding indebtedness) and to fund planned capital expenditures and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as the recent volatility in the credit markets due to the economic impacts of the turmoil in the subprime debt markets. Although we expect to continue to have sufficient resources and borrowing capacity under the Exit Facilities and our other existing project credit facilities, and we are permitted to enter into new project financing credit facilities to fund our development and construction activities under certain circumstances, there can be no assurance of the success of our business plan, which will depend on our being able to achieve our budgeted operating results including meeting our liquidity needs. See additional discussion regarding our capital resources and liquidity in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our substantial indebtedness could adversely impact our financial health and limit our operations.

Our level of indebtedness has important consequences, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, potential growth or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in governmental regulation;

•	limiting our ability or increasing the costs to refinance indebtedness; and

•

limiting our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can transact as well as the volume of those transactions.

Substantially all of our indebtedness contains floating rate interest provisions, which could adversely affect our financial health if interest rates were to rise significantly.

Substantially all of our indebtedness contains floating rate interest provisions, which we pay on a current basis. However, interest on such obligations could rise to levels in excess of the cash available to us from operations. If we are unable to satisfy our obligations under our floating rate debt, particularly our Exit Facilities, it could result in defaults under our Exit Facilities and other debt instruments. We manage our interest rate risk through the use of derivative instruments, including interest rate swaps. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Risks — Interest Rate Risk.”

We may be unable to obtain additional financing in the future.

Our ability to arrange financing (including any extension or refinancing) and the cost of the financing are dependent upon numerous factors. For example, because of our credit ratings and the restrictions against additional borrowing in our Exit Facilities, we may not be able to obtain any material amount of additional debt financing, other than through refinancing outstanding debt, or through project financings where we are able to pledge the project assets as security. Other factors include:

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

While we may utilize non-recourse or lease financing when appropriate, market conditions and other factors may prevent similar financing for future facilities. It is possible that we may be unable to obtain the financing required to develop power generation facilities on terms satisfactory to us. We have financed our existing power generation facilities using a variety of leveraged financing structures, consisting of senior secured and unsecured indebtedness, construction financing, project financing, term loans and lease obligations. Each project financing and lease obligation was structured to be fully paid out of cash flow provided by the facility or facilities financed or leased. In the event of a default under a financing agreement which we do not cure, the lenders or lessors would generally have rights to the facility and any related assets. In the event of foreclosure after a default, we might not retain any interest in the facility.

Our Exit Facilities impose significant restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.

These restrictions could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the Exit Facilities. These restrictions require us to meet certain financial performance tests on a quarterly basis and limit or prohibit our ability, subject to certain exceptions to, among other things:

•	incur additional indebtedness and use of proceeds from the issuance of stock;

•	make prepayments on or purchase indebtedness in whole or in part;

•	pay dividends and other distributions with respect to our stock or repurchase our stock or make other restricted payments;

•	use money borrowed under the Exit Facilities for non-guarantors (including foreign subsidiaries);

•	make certain investments;

•	create or incur liens to secure debt;

•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•	limit dividends or other distributions from certain subsidiaries up to Calpine;

•	make capital expenditures beyond specified limits;

•	engage in certain business activities; and

•	acquire facilities or other businesses.

The Exit Facilities contain events of default customary for financings of this type, including cross defaults and certain change of control events. If we fail to comply with the covenants in the Exit Facilities and are unable to obtain a waiver or amendment or a default exists and is continuing under the Exit Facilities, the lenders could give notice and declare outstanding borrowings and other obligations under the Exit Facilities immediately due and payable.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We may not be able to obtain such waivers, amendments or alternative financing, or if obtained, it could be on terms that are not acceptable to us. If we are unable to comply with the terms of the Exit Facilities, or if we fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact our business, results of operations and financial condition.

Our credit status is below investment grade, which may restrict our operations, increase our liquidity requirements and restrict financing opportunities.

Our corporate and debt credit ratings are below investment grade. There is no assurance that our credit ratings will improve in the future, which may restrict the financing opportunities available to us. Our impaired credit has resulted in the requirement that we provide additional collateral in the form of letters of credit or cash for credit support obligations and has had certain adverse impacts on our subsidiaries’ and our business, financial position and results of operations.

Many of our customers and counterparties are requiring that our and our subsidiaries’ obligations be secured by letters of credit or cash. In a typical commodities transaction, the amount of security that must be posted can change daily depending on the mark-to-market value of the transaction. These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there were a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. We have up to $1.0 billion available for borrowing under our revolving credit facility under our Exit Credit Facility, of which up to $550 million may be used for letters of credit, which, in addition to $150 million of availability under a letter of credit facility of our subsidiary, Calpine Development Holding Inc., we believe will be sufficient to satisfy our cash collateral and letter of credit support requirements; however, it is possible that such amounts may not be sufficient. While we are exploring with counterparties and financial institutions various alternative approaches to credit support, we may not be able to provide alternative credit support in lieu of cash collateral or letter of credit posting requirements.

Use of commodity contracts, including standard power and gas contracts (many of which constitute derivatives), can create volatility in earnings and may require significant cash collateral.

During 2007, we recognized $5 million in mark-to-market gains on electric power and natural gas derivatives after recognizing $91 million in gains in 2006 and $11 million in gains in 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies” for a discussion of the significant estimates and judgments utilized in the accounting for commodity derivative instruments. We may enter into other transactions in future periods that require us to mark various derivatives to market through earnings. The volume and nature of the transactions that we enter into and the volatility of natural gas and electric power prices will determine the volatility of earnings that we may experience related to these transactions.

Companies using derivatives, which include many commodity contracts, are subject to the inherent risks of such transactions. Consequently many companies, including us, may be required to post cash collateral for certain commodity transactions; and, the level of collateral will increase as a company increases its hedging activities. As of December 31, 2007 and 2006, to support commodity transactions, we had margin deposits with third parties of $314 million and $214 million, respectively; we had gas and power prepayment balances of $74 million and $114 million, respectively; and we had letters of credit outstanding of $55 million and $2 million, respectively. Counterparties had deposited with us $21 million and nil as margin deposits at December 31, 2007 and 2006, respectively. We use margin deposits, prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. See also “— Capital Resources; Liquidity — Our credit status is below investment grade, which may restrict our operations, increase our liquidity requirements and restrict financing opportunities,” above. Certain of our financing arrangements for our facilities have required us to post letters of credit which are at risk of being drawn down in the event we or the applicable subsidiary defaults on certain obligations.

Our ability to generate cash depends upon the performance of our subsidiaries.

Almost all of our operations are conducted through our subsidiaries and other affiliates. As a result, we depend almost entirely upon their earnings and cash flow to service our indebtedness, including our Exit Facilities, finance our ongoing operations, and fund our restructuring costs. While certain of our indentures and other debt instruments limit our ability to enter into agreements that restrict our ability to receive dividends and other distributions from our subsidiaries, some of these limitations are subject to a number of significant exceptions (including exceptions permitting such restrictions in connection with subsidiary financings). Accordingly, the financing agreements of certain of our subsidiaries and other affiliates generally restrict their ability to pay dividends, make distributions, or otherwise transfer funds to us prior to the payment of their other obligations, including their outstanding debt, operating expenses, lease payments and reserves, or during the existence of a default.

We may utilize project financing, preferred equity and other types of subsidiary financing transactions when appropriate in the future.

Our ability and the ability of our subsidiaries to incur additional indebtedness is limited in some cases by existing indentures, debt instruments or other agreements. Our subsidiaries may incur additional construction/project financing indebtedness, issue preferred stock to finance the acquisition and development of new power generation facilities and engage in certain types of non-recourse financings to the extent permitted by existing agreements and may continue to do so in order to fund our ongoing operations. Any such newly incurred subsidiary debt would be added to our current consolidated debt levels and could intensify the risks associated with our already substantial leverage. Any such newly incurred subsidiary preferred stock would likely be structurally senior to our debt and could also intensify the risks associated with our already substantial leverage.

Our Exit Facilities and other parent-company debt is effectively subordinated to certain indebtedness and other liabilities of our subsidiaries and other affiliates and may be effectively subordinated to our secured debt to the extent of the assets securing such debt.

Our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to our indebtedness or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness. In the event of our bankruptcy, liquidation or reorganization (or the bankruptcy, liquidation or reorganization of a subsidiary or affiliate), such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries or affiliates, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any assets are made available for distribution to us or the holders of our indebtedness. In addition, we are also permitted to reorganize our subsidiaries in a manner that allows creditors of one subsidiary to collect against assets currently held by another subsidiary. As a result, holders of our indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of our subsidiaries and affiliates, and holders of debt of one of our subsidiaries or affiliates will effectively be so subordinated with respect to all of our other subsidiaries and affiliates. As of December 31, 2007, our subsidiaries had $1.9 billion of secured construction/project financing, which is effectively senior to our Exit Facilities. We may incur additional project financing indebtedness in the future, which will be effectively senior to our other secured and unsecured debt.

Operations

Our results are subject to quarterly and seasonal fluctuations.

Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors (see Note 17 of the Notes to Consolidated Financial Statements for our 2007 and 2006 quarterly operating results), including:

•	seasonal variations in energy and gas prices and capacity payments;

•	seasonal fluctuations in weather, in particular unseasonable weather conditions;

•	production levels of hydro electricity in the West;

•	variations in levels of production, including from forced outages;

•	availability of emissions credits;

•	natural disasters, wars, sabotage, terrorist acts, earthquakes, hurricanes and other catastrophic events; and

•	the completion of development and construction projects.

In particular, a disproportionate amount of our total revenue has historically been realized during the third fiscal quarter and we expect this trend to continue in the future as demand for electricity in our markets peaks in our third fiscal quarter. If our total revenue were below seasonal expectations during that quarter, by reason of facility operational performance issues, cool summers, or other factors, it could have a disproportionate effect on our annual operating results.

In certain situations, our PPAs and other contractual arrangements, including construction agreements, commodity contracts, maintenance agreements and other arrangements may be terminated by the counterparty, and/or may allow the counterparty to seek liquidated damages.

The situations that could allow a contract counterparty to terminate the contract and/or seek liquidated damages include:

•	the cessation or abandonment of the development, construction, maintenance or operation of a facility;

•	failure of a facility to achieve construction milestones or commercial operation by agreed-upon deadlines;

•	failure of a facility to achieve certain output or efficiency minimums;

•	failure by us to make any of the payments owed to the counterparty or to establish, maintain, restore, extend the term of, or increase any required collateral;

•	failure of a facility to obtain material permits and regulatory approvals by agreed-upon deadlines;

•	a material breach of a representation or warranty or failure by us to observe, comply with or perform any other material obligation under the contract; or

•	events of liquidation, dissolution, insolvency or bankruptcy.

We may be unable to obtain an adequate supply of natural gas in the future at prices acceptable to us.

We obtain substantially all of our physical natural gas supply from third parties pursuant to arrangements that vary in term, pricing structure, firmness and delivery flexibility. Our physical gas supply arrangements must be coordinated with transportation agreements, balancing agreements, storage services, financial hedging transactions and other contracts so that the natural gas is delivered to our generation facilities at the times, in the quantities and otherwise in a manner that meets the needs of our generation portfolio and our customers. We must also comply with laws and regulations governing gas transportation.

While adequate supplies of natural gas are currently available to us at prices we believe are reasonable for each of our facilities, we are exposed to increases in the price of natural gas and it is possible that sufficient supplies to operate our portfolio profitably may not continue to be available to us. In addition, we face risks with regard to the delivery to and use of natural gas by our generation facilities including the following:

•	transportation may be unavailable if pipeline infrastructure is damaged or disabled;

•	pipeline tariff changes may adversely affect our ability to or cost to deliver gas supply;

•	third-party suppliers may default on gas supply obligations and we may be unable to replace supplies currently under contract;

•	market liquidity for physical gas or availability of gas services (e.g. storage) may be insufficient or available only at prices that are not acceptable to us;

•	natural gas quality variation may adversely affect our plant operations; and

•	our gas operations capability may be compromised due to various events such as natural disaster, loss of key personnel or loss of critical infrastructure.

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

•

some of our competitors’ (mainly utilities) entitlement-guaranteed rates of return on their capital investments, which returns may in some instances exceed market returns, may impact our ability to sell our energy at economical rates.

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

Certain of our PPAs have values in excess of current market prices (measured over the next five years). The aggregate value of these PPAs is approximately $1.5 billion at December 31, 2007. Values for our long-term commodity contracts are calculated using discounted cash flows derived as the difference between contractually based cash flows and the cash flows to buy or sell similar amounts of the commodity on market terms. Inherent in these valuations are significant assumptions regarding future prices, correlations and volatilities, as applicable. The aggregate value of such contracts could decrease in response to changes in the market. We are at risk of loss in margins to the extent that these contracts expire or are terminated and we are unable to replace them on comparable terms. We have three customers with which we have multiple contracts that, when combined, constitute greater than 10% of this value: CDWR $0.2 billion, Wisconsin Power & Light $0.2 billion, and Carolina Power & Light $0.2 billion. The values by customer are comprised of multiple individual contracts. Approximately 70% of the calculated value of these PPAs will expire over the next three years. Additionally, our PPAs contain termination provisions standard to contracts in our industry such as negligence, performance default or prolonged events of force majeure.

Our power generating operations performance may be below expected levels of output or efficiency.

The operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes, performance below expected levels of output or efficiency and risks related to the creditworthiness of our contract counterparties and the creditworthiness of our counterparties’ customers or other parties (such as steam hosts) with whom our counterparties have contracted. From time to time our power generation facilities have experienced equipment breakdowns or failures. We have experienced a high failure rate on certain turbine equipment due to certain manufacturer defects. We and such manufacturers and certain of our third party service providers have programs in place that we believe reduce the risk of equipment failures, however, it is possible that our affected plants may have reduced availability factors in the future due to such equipment failures.

In addition, a breakdown or failure may prevent the affected facility from performing under any applicable PPAs, commodity contracts or other contractual arrangements. Such failure may allow a counterparty to terminate an agreement and/or seek liquidated damages. Although insurance is maintained to partially protect against operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to service principal and interest payments under, or may otherwise breach, our financing obligations, particularly with respect to the affected facility, which could result in our losing our interest in the affected facility or, possibly, one or more other power generation facilities.

Our power project development activities may not be successful.

The development of power generation facilities is subject to substantial risks. In connection with the development of a power generation facility, we must generally obtain:

•	necessary power generation equipment;

•	governmental permits and approvals including environmental permits and approvals;

•	fuel supply and transportation agreements;

•	sufficient equity capital and debt financing;

•	electricity transmission agreements;

•	water supply and wastewater discharge agreements or permits; and

•	site agreements and construction contracts.

To the extent that our development activities continue or expand, we may be unsuccessful in developing power generation facilities on a timely and profitable basis. Although we may attempt to minimize the financial risks in the development of a project by securing a favorable PPA and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to expend significant cash sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive or financeable. If we are unable to complete the development of a facility, we might not be able to recover our investment in the project and may be required to recognize additional impairments. The process for obtaining governmental permits and approvals is complicated and lengthy, often taking more than one year, and is subject to significant uncertainties.

Our geothermal energy reserves may be inadequate for our operations.

In connection with each geothermal power plant, we estimate the productivity of the geothermal resource and the expected decline in productivity. The productivity of a geothermal resource may decline more than anticipated, resulting in insufficient reserves being available for sustained generation of the electrical power capacity desired. In addition, we may not be able to successfully manage the development and operation of our geothermal reservoirs or accurately estimate the quantity or productivity of our steam reserves. An incorrect estimate or inability to manage our geothermal reserves, or a decline in productivity could adversely affect our results of operations or financial condition. In addition, the development and operation of geothermal energy resources are subject to substantial risks and uncertainties. The successful exploitation of a geothermal energy resource ultimately depends upon many factors including the following:

•	the heat content of the extractable steam or fluids;

•	the geology of the reservoir;

•	the total amount of recoverable reserves;

•	operating expenses relating to the extraction of steam or fluids;

•	price levels relating to the extraction of steam, fluids or power generated; and

•	capital expenditure requirements relating primarily to the drilling of new wells.

Natural disasters could damage our projects.

Certain areas where we operate and are developing many of our geothermal and gas-fired projects, particularly in the West, are subject to frequent low-level seismic disturbances. More significant seismic disturbances are possible. In addition, other areas in which we operate, particularly in Texas and the Southeast, experience tornados and hurricanes. Our existing power generation facilities are built to withstand relatively significant levels of seismic and other disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious damages or disturbances to our facilities or our operations due to natural disasters.

We depend on our management and employees.

Our success is largely dependent on the skills, experience and efforts of our people. While we believe that we have excellent depth throughout all levels of management and in all key skill levels of our employees, the loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial condition and results of operations and future growth if we could not replace them. In particular, our Chief Executive Officer has announced his intent to leave the Company once a successor is in place, and certain of our other senior management positions are currently held by consultants under temporary arrangements. If we are not able to attract talented, committed individuals to fill these positions, it may adversely affect our ability to fully implement our business objectives.

We depend on computer and telecommunications systems we do not own or control.

We have entered into agreements with third parties for hardware, software, telecommunications, and database services in connection with the operation of our facilities. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. Any interruptions to our arrangements with third parties, to our computing and communications infrastructure, or our information systems could significantly disrupt our business operations.

Competition could adversely affect our performance.

The power generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies, marketing and trading companies, and other IPPs. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power industry. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the supply of electricity in the future could increase this pressure. In addition, construction during the last decade has created excess power supply and higher reserve margins, which has led to tight liquidity in the energy trading markets, putting downward pressure on prices.

Governmental Regulation

We are subject to complex governmental regulation which could adversely affect our operations.

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

We are also subject to numerous environmental regulations. For example, in March 2005, the EPA adopted a significant air quality regulation, CAIR, that affects our fossil fuel-fired generating facilities located in the eastern half of the U.S. CAIR addresses the interstate transport of NOx and SO2 from fossil fuel power generation facilities. Individual states are responsible for developing a mechanism for assigning emissions rights to individual facilities. States’ allocation mechanisms, which are expected to be complete in 2008, will ultimately determine the net impact to us. In addition, the potential for future regulation of emissions of GHG continues to be on the national agenda. Our power generation facilities are significant sources of CO2 emissions, a GHG. Our compliance costs with any future federal regulation of GHG could be material.

The adoption of new laws and regulations applicable to us or the perception that new laws and regulations will be adopted that are applicable to us could have a material adverse impact on our business, results of operations or financial condition. There are proposals in many jurisdictions both to advance and to reverse the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects, and completed facilities may not comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction and operation of our facilities can be a costly and time-consuming process. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures to obtain and maintain permits. If a project is unable to function as planned due to changing requirements, loss of required permits or regulatory status or local opposition, it may create expensive delays, extended periods of non-operation or significant loss of value in a project.

If we were deemed to have market power in certain markets as a result of the ownership of our stock by certain significant shareholders, we could lose FERC authorization to sell power at wholesale at market-based rates in such markets or be required to engage in mitigation in those markets to counteract the market power.

Certain of our significant shareholders own power generating assets in markets where we currently own generating assets. We do not believe that we have market power as a consequence of their ownership of our common stock, and we have submitted an analysis to FERC to support this position. However, it is possible that FERC could have a different view on this issue, in which case FERC would have the authority to, among other things, revoke market-based rate authority for the affected market-based companies or order them to mitigate that market power. If market-based rate authority were revoked for any of our market-based rate companies, those companies would be required to make wholesale sales of power based on cost-of-service rates, which could impact their revenues. A loss of our market-based rate authority, particularly if it affected several of our power plants or was in a significant market such as California, could have a materially negative impact on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in San Jose, California and Houston, Texas. These facilities are leased until 2009 and 2013, respectively. We also lease offices for regional operations in Folsom, Sacramento, and Pleasanton, California; Lincolnshire, Illinois; La Porte, Texas; and Washington, D.C.

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

Item 4. Submission of Matters to a Vote of Security Holders

Holders of our common stock outstanding prior to the confirmation of the Plan of Reorganization, as well as holders of certain of our debt securities, including all of our unsecured debt securities, outstanding prior to confirmation of the Plan of Reorganization were among the classes of creditors that voted to approve the Plan of Reorganization, including the amendment and restatement of our certificate of incorporation and the adoption of the Calpine Equity Incentive Plans as provided in the Plan of Reorganization. The Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on December 19, 2007, and became effective on January 31, 2008. See Item 1. “Business — Overview — Chapter 11 Cases and CCAA Proceedings” for more information.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public trading of our previously outstanding common stock originally commenced on September 20, 1996, on the NYSE under the symbol “CPN.” Prior to that, there was no public market for our common stock. On December 2, 2005, the NYSE notified us that it was suspending trading in our common stock prior to the opening of the market on December 6, 2005, and the SEC approved the application of the NYSE to delist our common stock effective March 15, 2006. From December 6, 2005, to January 31, 2008, our common stock traded in the over-the-counter market as reported on the Pink Sheets under the symbol “CPNLQ.PK.” On January 31, 2008, pursuant to the Plan of Reorganization, our previously outstanding common stock was canceled and we authorized and began issuance of the 485 million shares of reorganized Calpine Corporation common stock to settle unsecured claims pursuant to the Plan of Reorganization. On January 16, 2008, the shares of reorganized Calpine Corporation common stock were admitted to listing on the NYSE and began “when issued” trading under the symbol “CPN-WI.” The reorganized Calpine Corporation common stock began “regular way” trading on the NYSE under the symbol “CPN” on February 7, 2008.

The following table sets forth the high and low bid prices for our old common stock for each quarter of the calendar years 2006 and 2007, as reported on the Pink Sheets. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

	High	Low	Market/Report
2007
First Quarter	$2.19	$1.09	Pink Sheets
Second Quarter	4.15	1.99	Pink Sheets
Third Quarter	3.75	1.05	Pink Sheets
Fourth Quarter	1.80	0.18	Pink Sheets

2006
First Quarter	$0.35	$0.15	Pink Sheets
Second Quarter	0.52	0.21	Pink Sheets
Third Quarter	0.47	0.32	Pink Sheets
Fourth Quarter	1.46	0.26	Pink Sheets

As of December 31, 2007, there were 2,222 holders of record of our common stock. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the effects of emergence from Chapter 11 on our capital structure.

To reduce the risk of a potential adverse effect on our ability to utilize our NOL carryforwards, our amended and restated certificate of incorporation contains certain restrictions on the transfer of our common stock. These transfer restrictions are not currently operative, but could become operative in the future if certain events occurred and if our Board of Directors determines to implement them. While the purpose of these transfer restrictions is to prevent an “ownership change” from occurring within the meaning of Section 382 of the Internal Revenue Code, no assurance can be given that such an ownership change will not occur.

Our ability to pay cash dividends is restricted under the terms of the Exit Facilities, and it is not anticipated that any cash dividends will be paid on our common stock in the near future. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant. See Item 1A. “Risk Factors,” including “— Risks Relating to Emergence from Chapter 11” for a discussion of additional risks related to our common stock.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except earnings (loss) per share)
Statement of Operations data:
Operating revenues	$7,970	$6,937	$10,302	$8,645	$8,405

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$2,693	$(1,765)	$(9,881)	$(420)	$(13)
Discontinued operations, net of tax	—	—	(58)	177	114
Cumulative effect of a change in accounting principle, net of tax(2)	—	—	—	—	181

Net income (loss)(1)	$2,693	$(1,765)	$(9,939)	$(243)	$282

Basic earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$5.62	$(3.68)	$(21.32)	$(0.97)	$(0.03)
Discontinued operations, net of tax	—	—	(0.12)	0.41	0.29
Cumulative effect of a change in accounting principle, net of tax(2)	—	—	—	—	0.46

Net income (loss)(1)	$5.62	$(3.68)	$(21.44)	$(0.56)	$0.72

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle(1)	$5.62	$(3.68)	$(21.32)	$(0.97)	$(0.03)
Discontinued operations, net of tax	—	—	(0.12)	0.41	0.29
Cumulative effect of a change in accounting principle, net of tax(2)	—	—	—	—	0.45

Net income (loss)(1)	$5.62	$(3.68)	$(21.44)	$(0.56)	$0.71

Balance Sheet data:
Total assets	$18,482	$18,590	$20,545	$27,216	$27,304
Short-term debt and capital lease obligations(3)	1,710	4,569	5,414	1,029	347
Long-term debt and capital lease obligations(3)(4)	9,946	3,352	2,462	16,941	17,324
Liabilities subject to compromise(4)	8,788	14,757	14,610	—	—

(1)

As a result of our Chapter 11 and CCAA filings, for the year ended December 31, 2005, we recorded $5.0 billion of reorganization items primarily related to the provisions for expected allowed claims, impairment of our Canadian subsidiaries, guarantees, write-off of unamortized deferred financing costs and losses on terminated contracts. During 2007, we were released from a portion of our direct and indirect Canadian guarantee of the ULC I notes, ULC II notes and redundant Canadian claims and recorded a $4.1 billion credit for the reversal of these redundant claims.

(2)	The 2003 gain from the cumulative effect of a change in accounting principle primarily related to a gain of $182 million, net of tax effect, from the adoption of certain provisions of SFAS No. 133.

(3)	As a result of our Chapter 11 filings, we reclassified approximately $5.1 billion of long-term debt and capital lease obligations to short-term at December 31, 2006 and 2005, as the Chapter 11 filings constituted events of default or otherwise triggered repayment obligations for the Calpine Debtors and certain Non-Debtor entities. We classified our long-term debt and capital lease obligations at December 31, 2007, based upon the refinanced terms of our Exit Facilities. See Note 8 of the Notes to Consolidated Financial Statements for more information.

(4)	LSTC include unsecured and under secured liabilities incurred prior to the Petition Date and exclude liabilities that are fully secured or liabilities of our subsidiaries or affiliates that have not made Chapter 11 filings and other approved payments such as taxes and payroll. As a result of our Chapter 11 filings, we reclassified approximately $7.5 billion of long-term debt to LSTC at December 31, 2005. We classified our long-term debt based upon the terms of our Plan of Reorganization at December 31, 2007. See Note 3 of the Notes to Consolidated Financial Statements for more information.

See Note 3 of the Notes to Consolidated Financial Statements regarding certain “plan effect” adjustments to our Consolidated Balance Sheet as of the Effective Date.

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

EXECUTIVE OVERVIEW

Our Business

We are an independent power producer that operates and develops clean and reliable power generation facilities primarily in the U.S. Our fleet of power generation facilities, with nearly 24,000 MW of capacity as of December 31, 2007, makes us one of the largest independent power producers in the U.S. Our portfolio is comprised of two power generation technologies: natural gas-fired combustion (primarily combined-cycle) and renewable geothermal. We operate 60 natural gas-fired power facilities located in the West (approximately 6,521 MW, primarily in California), Texas (approximately 7,487 MW), Southeast (approximately 6,254 MW) and North (approximately 2,822 MW). We also operate 17 geothermal facilities in the Geysers region of northern California capable of producing 725 MW, which are reported within our West segment. Our renewable geothermal facilities are the largest producing geothermal resource in the U.S.

We are focused on maximizing value by leveraging our portfolio of power plants, our geographic diversity and our operational and commercial expertise to provide the optimal combination of products and services to our customers. To accomplish this goal, we seek to maximize asset performance, optimize the management of our commodity exposure and take advantage of growth and development opportunities that fit our core business and are accretive to earnings.

During 2006 and 2007, and through the Effective Date, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts. We emerged from Chapter 11 on January 31, 2008, as described below in “— Our Emergence From Chapter 11.”

Our Business Segments

We assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Accordingly, our reportable segments are West (including geothermal), Texas, Southeast, North and Other. Our “Other” segment includes fuel management, our turbine maintenance group, our TTS and PSM businesses prior to their sale and certain hedging and other corporate activities.

We use the non-GAAP financial measure “commodity margin” to assess our financial performance on a consolidated basis and by our reportable segments. Commodity margin includes our electricity and steam revenues, hedging and optimization activities, renewable energy credit revenue, transmission revenue and expenses, and fuel and purchased energy expenses, but excludes mark-to-market activity and other service revenues. We believe that commodity margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity margin is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with GAAP. Commodity margin does not purport to represent net income (loss), the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly-titled measures reported by other companies. See “— Results of Operations for the Years Ended December 31, 2007 and 2006 — Consolidated Commodity Margin” and “— Results of Operations for the Years Ended December 31, 2006 and 2005 — Consolidated Commodity Margin” for a reconciliation of commodity margin to our GAAP results.

Our Key Financial Performance Drivers

Our commodity margin and cash flows from operations are primarily derived from the sale of electricity and electricity-related products generated predominantly from our natural gas-fired power generation portfolio. Thus, the spread between natural gas prices and power prices contributes significantly to our financial results and is the primary component of our commodity margin. Natural gas prices, weather, generation outages and reserve margins have the most significant impact on our commodity margin due to the impact each has on our power prices and natural gas costs resulting from changes in supply and demand. In addition, our plant operating performance and availability are key to our performance.

Natural gas prices and power prices are generally correlated in our two primary markets, the West and Texas, because plants using natural gas-fired technology tend to be the marginal or price-setting generation units in these regions. Holding other factors constant, where natural gas is the price-setting fuel, higher natural gas prices tend to increase our commodity margin. This is because our combined-cycle plants are more fuel-efficient than many other older gas-fired technologies and peaking units. The older units with higher operating costs often set power prices in our West and Texas regions, creating positive commodity margin for us. However, the positive relationship between natural gas prices and our commodity margin does not take into account the effects of our fixed-price PPAs and will tend to break down where natural gas-fired units are not on the margin such as is often seen in the off-peak periods or in markets where non-gas-fired capacity can satisfy the majority of the demand. Our geothermal units do not consume natural gas, and, because there is a direct relationship between power prices and natural gas prices in the West, increases in natural gas prices generally benefit our geothermal units.

Weather could have a significant short-term impact on supply and demand. In addition, a disproportionate amount of our total revenue is realized during our third fiscal quarter and we expect this trend to continue in the future as U.S. demand for electricity peaks during this time. Typically, demand for and the price of electricity is higher in the summer and winter seasons when temperatures are more extreme, and therefore, our revenues and commodity margin could be negatively impacted due to relatively cool summers or mild winters.

Generation outages and reserve margins also impact supply and demand and the price for electricity, particularly in markets where reserve margins are low or transmission constraints require that baseload generation be served from generation units operating within that market (such as in the West). In addition, efficient operation of our fleet creates the opportunity to capture commodity margin in a cost effective manner. However, unplanned outages during periods of positive commodity margin could result in a loss of such opportunity. We generally measure our fleet performance based on our availability factors, Heat Rate and plant operating expense. The higher our availability factor, the better positioned we are to capture commodity margin. The less natural gas we must consume for each MWh of electricity generated, the lower our Heat Rate and the higher our commodity margin. See “— Operating Performance Metrics” for additional information.

Our non-operating income and expenses are primarily driven by our financing and restructuring activities. Prior to recording the post-petition interest on LSTC in December of 2007, interest expense related to LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases, was permitted by the Cash Collateral Order or pursuant to orders of the U.S. Bankruptcy Court or was deemed probable of payment. In particular, we made periodic cash adequate protection payments to the holders of Second Priority Debt. We continued to pay the contractual interest on debt not subject to compromise which generally consisted of the project finance facilities of our Non-Debtors. Following the Effective Date, interest expense is accrued on all of our outstanding debt, most significantly the amounts outstanding under our Exit Facilities.

As a result of our restructuring activities, we have incurred substantial expenses or reorganization items which represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, pre-petition liability claim adjustments and losses that are probable and can be estimated, net of interest income earned on cash accumulated during the Chapter 11 cases, gains on the sale of assets or resulting from certain settlement agreements related to our restructuring activities and accruals for emergence incentives and employee severance costs related to our restructuring. Following the Effective Date, any additional income or expense resulting from the implementation of our Plan of Reorganization is included in our operating income (loss).

Our Financial Performance Highlights

During 2007, we recognized net income of $2.7 billion compared to a net loss of $1.8 billion during 2006. Our current year net income primarily resulted from (i) a gain of $4.1 billion in reorganization items related to the Canadian Settlement Agreement, which significantly reduced our obligations under Calpine Corporation’s guarantee of debt issued by certain Canadian Debtors that were deconsolidated in 2005 and (ii) gains from asset sales during 2007. These gains were partially offset by an increase in interest expense of $765 million primarily due to the accrual of post-petition interest expense and an increase in reorganization items for contract rejection and repudiation activities, allowed claim settlements primarily for make whole and other damages claims, asset impairments and costs associated with the refinancing of the Original DIP Facility and repayment of the CalGen Secured Debt.

During 2007, we recognized commodity margin of $2,225 million, an increase of 10% over the same period in 2006. Our gross profit during 2007 was $895 million, as compared to $740 million during 2006. The increase in our core earnings was primarily related to our increase in commodity margin.

Our Emergence from Chapter 11

We emerged from Chapter 11 on January 31, 2008. We were able to meet every critical milestone during our restructuring process and stay on our timeline for emergence pursuant to a comprehensive Plan of Reorganization which, after settlements with certain stakeholders, all classes of creditors voted to approve. Our Plan of Reorganization provides for the discharge of claims through the issuance of reorganized Calpine Corporation common stock, cash and cash equivalents, or a combination thereof. On or about the Effective Date, we canceled all of our then outstanding common stock and authorized the issuance of 485 million shares of reorganized Calpine Corporation common stock for distribution to holders of unsecured claims and for general contingencies pursuant to our Plan of Reorganization. In addition, we issued warrants to purchase 48.5 million shares of reorganized Calpine Corporation common stock to the holders of our previously outstanding common stock that had been canceled on the Effective Date. Our reorganized Calpine Corporation common stock has been re-listed on the NYSE and began “regular way” trading under the symbol “CPN” on February 7, 2008.

During the pendency of the Chapter 11 cases, we undertook an asset rationalization process that resulted in the sale of certain under-performing assets and non-core businesses, the reconfiguration of equipment or restructuring of existing agreements which merited the continued operation of certain projects and the sale of two projects for which construction was suspended. We are also actively marketing two natural gas-fired power plants and their eventual sale remains a possibility. We believe these actions poise us to compete more effectively in the future in the markets in which we operate.

We have also improved our capital structure. At the Petition Date, we carried $17.4 billion of debt with an average interest rate of 10.3%. Over the past two years, we have implemented initiatives to simplify our capital structure and to reduce our contractual interest expense. As a result of retiring unsecured debt with reorganized Calpine Corporation common stock and the sale of certain of our assets and the repayment or refinancing of certain project debt, we have reduced our pre-petition debt by approximately $7.0 billion. On the Effective Date, we closed on our approximately $7.3 billion of Exit Facilities. Amounts drawn under the Exit Facilities at closing, which totaled approximately $6.4 billion, were used to fund cash payment obligations under the Plan of Reorganization including the repayment of a portion of the Second Priority Debt and the payment of administrative claims and other pre-petition claims, as well as to pay fees and expenses in connection with the Exit Facilities and for working capital and general corporate purposes. Upon our emergence from Chapter 11, we carried $10.4 billion of debt with an average interest rate of 8.1%.

Our Challenges

We remain focused on increasing our earnings and generating cash flow sufficient to maintain adequate levels of liquidity to service our debt and to fund our operations. We will continue to pursue opportunities to improve our fleet performance and reduce operating costs. In order to manage our various physical assets and contractual obligations, we will continue to execute commodity hedging agreements within the guidelines of our commodity risk policy. In addition, as we emerge from Chapter 11, we are developing a long-term strategy that seeks to optimize the value from our existing assets and to pursue additional growth opportunities at existing or new sites that will be accretive to our financial results.

We could potentially face downward pressure on our commodity margin as a result of an economic recession. The downward pressure impacts would be highly dependent on the severity and duration of an economic recession. During pronounced recessionary periods, there can be a decrease in power demand primarily driven by decreased usage by the industrial and manufacturing sectors. This “softening” of demand typically results in more demand satisfied by baseload and intermediate units using lower variable cost fuel sources such as coal and nuclear fuel, and less demand served by higher variable cost units such as gas-fired peaking facilities.

The recent push to implement new environmental regulations is expected to have a significant impact on the power generation industry. At the federal level, there has been increased attention to climate change. Several bills to regulate GHG emissions have already been introduced in Congress, and more are expected in 2008. Several states and regional organizations are also developing, or have already developed, state-specific or regional initiatives to reduce GHG emissions through mandatory programs. We are actively participating in these debates at the federal, state and regional levels. Although the ultimate legislation and regulations that result from these activities could have a material impact on our business, we believe we will face a lower compliance burden than some competitors due to the relatively low GHG emission rates of our fleet.

Our success is largely dependent on the skills, experience and efforts of our people. While we believe that we have excellent depth throughout all levels of management and in all key skill levels of our employees, certain of our management positions are currently held by consultants under temporary arrangements in order to provide us with the specific skill sets and experience required to guide us through our restructuring process. As we emerge from Chapter 11, we will be seeking to retain individuals to fill those positions on a long-term basis.

Financial Reporting Matters and Comparability Related to our Emergence

As of the Petition Date, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. On February 8, 2008, the Canadian Effective Date, the proceedings under the CCAA were terminated and accordingly, these entities were reconsolidated, which consisted of a 50% ownership interest in the 50-MW Whitby Cogeneration power plant, approximately $34 million of debt and various working capital items. Because the reconsolidation occurred after December 31, 2007, our Consolidated Financial Statements contained herein exclude the financial statements of the Canadian Debtors and the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such information provides necessary background information.

In connection with our emergence from Chapter 11, we recorded certain “plan effect” adjustments to our Consolidated Balance Sheet as of the Effective Date in order to reflect certain provisions of our Plan of Reorganization. These “plan effect” adjustments included the distribution of approximately $4.1 billion in cash and the authorized issuance of 485 million shares of reorganized Calpine Corporation common stock primarily for the discharge of LSTC, repayment of the Second Priority Debt and for various other administrative and other post-petition claims. As a result, we estimate that our equity will increase by approximately $8.8 billion.

Future Performance Indicators

Our historical financial performance during the pendency of the Chapter 11 cases and CCAA proceedings is likely not indicative of our future financial performance because, among other things: (i) we generally have not accrued interest expense on our debt classified as LSTC during the pendency of our Chapter 11 cases, except pursuant to orders of the U.S. Bankruptcy Court and post-petition interest expense included in our Plan of Reorganization and accrued during the fourth quarter of 2007; (ii) we have and expect to further dispose of, or restructure agreements relating to, certain plants that do not generate positive cash flow or which are otherwise considered non-strategic; (iii) we have implemented overhead reduction programs, including staff reductions and non-core office closures; (iv) we have rejected, repudiated or terminated certain unprofitable or burdensome contracts and leases; (v) we have been able to assume certain beneficial contracts and leases (vi) on February 8, 2008, we reconsolidated certain Canadian and other foreign subsidiaries that had been deconsolidated during 2006 and 2007 as a result of the CCAA proceedings; during the period they were deconsolidated, we accounted for our investment in such entities under the cost method. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Set forth below are the results of operations for the year ended December 31, 2007, as compared to the same period in 2006 (in millions, except for unit pricing information and percentages). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and “% Change” columns.

	Years Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Operating revenues	$7,970	$6,937	$1,033	15%

Cost of revenue:
Fuel and purchased energy expenses	5,683	4,752	(931)	(20)
Plant operating expense	749	750	1	—
Depreciation and amortization	463	470	7	1
Operating plant impairments	44	53	9	17
Other cost of revenue	136	172	36	21

Gross profit	895	740	155	21
Equipment, development project and other impairments	2	65	63	97
Sales, general and other administrative expense	146	175	29	17
Other operating expenses	42	36	(6)	(17)

Income from operations	705	464	241	52
Interest expense	2,019	1,254	(765)	(61)
Interest (income)	(64)	(79)	(15)	(19)
Loss from various repurchases of debt	—	18	18	#
Minority interest expense	—	5	5	#
Other (income) expense, net	(139)	(5)	134	#

Loss before reorganization items and income taxes	(1,111)	(729)	(382)	(52)
Reorganization items	(3,258)	972	4,230	#

Income (loss) before income taxes	2,147	(1,701)	3,848	#
Provision (benefit) for income taxes	(546)	64	610	#

Net income (loss)	$2,693	$(1,765)	$4,458	#

#	Variance of 100% or greater

Operating revenues increased primarily as a result of a 9% increase in generation for the year ended December 31, 2007, compared to the same period in 2006, and a 48% increase in hedging and optimization revenues in 2007 as compared to 2006. The reduction in the availability of credit and the termination or disruption of certain customer relationships due to our Chapter 11 filings and reduced generation in 2006 had curtailed the amount of hedging and optimization activity during that period while these conditions were less of a factor in 2007. These factors were partially offset by lower mark-to-market gains on undesignated derivative electricity contracts, which declined by $79 million year over year.

Fuel and purchased energy expenses increased due to higher generation and a 13% increase in the average cost of natural gas consumed for the year ended December 31, 2007, compared to the year ended December 31, 2006. Also contributing to the increase was higher hedging and optimization expenses due to the higher level of such activity in 2007 compared to 2006.

Operating plant impairments of $44 million during the year ended December 31, 2007, were recorded primarily for the Bethpage Power Plant resulting from the expected adverse impact on electric power pricing of new electric power transmission capacity from the PJM market into Long Island. Our operating plant impairments for the year ended December 31, 2006, consisted primarily of a $50 million impairment relating to Fox Energy Center. Certain impairment charges related to our restructuring activities were also recorded during the year ended December 31, 2007, as reorganization items as discussed below.

Other cost of revenue decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, resulting primarily from lower operating lease expense and lower cost of revenue at PSM, which was sold in March of 2007.

Equipment, development project and other impairments decreased primarily due to the non-recurrence of $65 million in impairment charges recorded for the year ended December 31, 2006, related to certain turbine-generator equipment not assigned to projects for which we determined near-term sales were likely. During the year ended December 31, 2007, an additional $2 million in impairments were recorded related to these turbines resulting from reduced estimated sales prices.

Sales, general and other administrative expense decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to an $11 million net reduction in personnel costs resulting from lower headcount and the sale of PSM in early 2007 as well as lower professional fees and consulting fees of $10 million.

Interest expense increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to $376 million in post-petition interest related to the ULC I notes resulting from the Canadian Settlement Agreement and $347 million in post-petition interest related to other pre-petition obligations recorded during the year ended December 31, 2007, while no similar expense was recorded in the prior year. We also recorded $126 million in default interest in late 2007 related to various settlements reached as well as expected allowed claims for default interest on the CalGen Second Lien Debt and CalGen Third Lien Debt. This was partially offset by the net effect of the refinancings of the CalGen Secured Debt and the Original DIP Facility in late March 2007 primarily using proceeds under the DIP Facility, which carried lower interest rates, and by the repayment of the First Priority Notes in May and June of 2006 using restricted cash and funds available under the Original DIP Facility, which also carried lower interest rates. The total increase in interest expense was also partially offset by a $43 million decrease due to the extinguishment of certain project financing debt as a result of our asset sales, principally related to the Fox Energy Center and Aries Power Plant.

Other (income) expense, net increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily as a result of $135 million in income pertaining to a claim settlement with a customer which received court approval during the year ended December 31, 2007. The claim, which was approved by the court hearing the customer’s bankruptcy case, related to the customer’s rejection of our energy services agreement following the customer’s bankruptcy filing, which was unrelated to our Chapter 11 cases.

The table below lists the significant items within reorganization items for the years ended December 31, 2007 and 2006.

	2007	2006	$ Change	% Change
	(in millions)
Provision for expected allowed claims	$(3,687)	$845	$4,532	#	%
Gains on asset sales	(285)	(106)	179	#
Asset impairments	120	—	(120)	—
DIP Facility financing and CalGen Secured Debt repayment costs	202	39	(163)	#
Interest (income) on accumulated cash	(59)	(25)	34	#
Professional fees	217	153	(64)	(42)
Other	234	66	(168)	#

Total reorganization items	$(3,258)	$972	$4,230	#

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the year ended December 31, 2007, our provision for expected allowed claims consisted primarily of (i) a $4.1 billion credit related to the settlement of claims related to Calpine Corporation’s guarantee of the ULC I notes and the release of our guarantee of the ULC II notes following repayment of those notes in September 2007, (ii) accruals totaling $275 million for make whole premiums and/or damages related to the First Priority Notes, Second Priority Debt and Unsecured Notes settlements, (iii) $141 million resulting from the termination of the RockGen operating lease agreement and write-off of the related prepaid lease expense, (iv) $112 million resulting from the repudiation of a gas transportation contract, (v) a $99 million credit resulting from the negotiated settlement of certain repudiated gas transportation contracts, (vi) $85 million related to the settlement agreement with Cleco as a result of the rejection of two PPAs for the output of the Acadia Energy Center, and (vii) an additional accrual of $79 million resulting from the rejection of certain leases and other agreements related to the Rumford and Tiverton power plants for which we agreed to allow general unsecured claims in the aggregate of $190 million. During the year ended December 31, 2006, our provision for expected allowed claims related primarily to repudiated gas transportation and power transmission contracts, the rejection of the Rumford and Tiverton power plant leases and the write-off of prepaid lease expense and certain fees and expenses related to the transaction.

Gains on Asset Sales — During the year ended December 31, 2007, gains on asset sales primarily resulted from the sales of the Aries Power Plant, Goldendale Energy Center, PSM and Parlin Power Plant. During the year ended December 31, 2006, gains on asset sales primarily resulted from the sale of the Dighton Power Plant and Fox Energy Center. See Note 7 of the Notes to Consolidated Financial Statements for further information.

Asset Impairments — During the year ended December 31, 2007, asset impairment charges consisted primarily of a pre-tax, predominately non-cash impairment charge of approximately $89 million in reorganization items to record our interest in Acadia PP at fair value less cost to sell. See Note 7 of the Notes to Consolidated Financial Statements for further information.

DIP Facility Financing and CalGen Secured Debt Repayment Costs — During the year ended December 31, 2007, we recorded costs related to the refinancing of our Original DIP Facility and repayment of the CalGen Secured Debt consisting of (i) $52 million of DIP Facility transaction costs, (ii) the write-off of $32 million in unamortized discount and deferred financing costs related to the CalGen Secured Debt and (iii) $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. During the year ended December 31, 2007, we also recorded transaction costs of $22 million related to the execution of a commitment letter to fund additional exit financing as well as $13 million for secured shortfall claims relating to settlements for the First Priority Notes and the CalGen First Lien Debt. See Note 8 of the Notes to Consolidated Financial Statements for further information.

Professional Fees — The increase in professional fees for the year ended December 31, 2007, over the comparable period in 2006 resulted primarily from an increase in activity managed by our third party advisors related to our Plan of Reorganization, litigation and claims reconciliation matters.

Other — Other reorganization items increased primarily due to a $156 million increase in foreign exchange losses on LSTC denominated in a foreign currency over the comparable period in the prior year.

Provision (benefit) for income taxes — For the year ended December 31, 2007, we recorded a tax benefit of approximately $546 million consisting primarily of $485 million related to the release of valuation allowance. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding our income taxes.

Consolidated Commodity Margin

The following table reconciles our commodity margin to our GAAP results for the years ended December 31, 2007 and 2006 (in millions).

	2007	2006
Operating revenues	$7,970	$6,937
(Less): Other service revenues	(57)	(73)
(Less): Fuel and purchased energy expenses	(5,683)	(4,752)
Adjustment to remove: Mark-to-market activity, net(1)	(5)	(91)

Consolidated commodity margin	$2,225	$2,021

(1)	Included in operating revenues and fuel and purchased energy expenses.

Our consolidated commodity margin increased by $204 million, or 10%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase is primarily due to a 9% increase in generation resulting from stronger demand in 2007 over the same period a year ago when we had experienced milder weather in most of our markets. Our average capacity factor, excluding peakers, increased to 46.6% in 2007 compared to 39.2% in 2006. Marginally higher average open market spark spreads in our key markets also contributed to the increase in consolidated commodity margin.

Commodity Margin by Segment

	2007	2006	$ Change	% Change
	(in millions)
West	$ 1,196	$1,037	$159	15%
Texas	500	477	23	5
Southeast	268	215	53	25
North	283	313	(30)	(10)
Other	(22)	(21)	(1)	(5)

Consolidated commodity margin	$2,225	$2,021	$204	10

Commodity margin increased in our West, Texas and Southeast segments for the year ended December 31, 2007, compared to the year ended December 31, 2006, largely resulting from higher generation in these regions. The decrease in commodity margin in our North segment largely resulted from a decrease in generation during the same periods.

West — Commodity margin in our West segment increased by 15% for the year ended December 31, 2007, compared to the same period a year ago, partially resulting from a 7% increase in generation in spite of a 4% decrease in our average total MW in operation, which was largely due to the sale of the Goldendale Energy

Center in February 2007. Our average capacity factor, excluding peakers, increased in the West segment to 65.3% in 2007 from 58.7% in 2006. Open market spark spreads were higher in 2007 as our West segment experienced warmer temperatures in 2007 compared to 2006. Additionally, in the first half of 2006 there was unseasonably high rainfall in the Pacific Northwest, which led to increased hydroelectric production, which, correspondingly, dampened demand for gas-fired generation. Our geothermal commodity margin also increased, benefiting from higher average electric prices in 2007 and the restructuring of a renewable energy contract.

Texas — Commodity margin in our Texas segment increased by 5% as we experienced a 22% increase in generation for the year ended December 31, 2007, compared to the same period a year ago. We experienced more favorable temperatures during the first half of 2007 compared to the same period in 2006 in our Texas segment which led to increased demand. Our average capacity factor increased in 2007 to 52.1% from 41.7% in 2006 primarily due to the higher demand in 2007 and due to higher unplanned outage hours in 2006 at several of our power plants in Texas. Lower average open market spark spreads in 2007 compared to 2006 partially offset the favorable effects of higher generation.

Southeast — Commodity margin in our Southeast segment increased 25% for the year ended December 31, 2007, compared to the same period in the prior year. The increase can be partially attributed to a 6% increase in generation in 2007 compared to 2006 resulting from warmer temperatures, particularly in the third quarter, which led to increased demand and more favorable pricing conditions. The increased generation occurred although we had a 12% decrease in average total MW in operation in 2007 compared to 2006 due to the sale of our Aries Power Plant in January 2007 and Acadia Energy Center in September 2007. Our average capacity factor, excluding peakers, increased to 25.5% in 2007 from 20.9% in 2006. The increase in commodity margin was also the result of higher average open market spark spreads and higher capacity revenues in 2007.

North — Commodity margin in our North segment decreased by 10% in 2007 compared to 2006 primarily due to a 19% decrease in generation as our average total MW in operation and average availability decreased by 16% and 7%, respectively, for the year ended December 31, 2007, compared to the same period in the prior year. The decrease in total MW in operation resulted from the sale of our Dighton Power Plant in October 2006 and our Parlin Power Plant in July 2007 as well as the rejection of the Rumford and Tiverton power plant operating leases in June 2006. The sale or disposition of these assets also led to a reduction in capacity revenues in 2007.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Set forth below are the results of operations for the year ended December 31, 2006, as compared to the same period in 2005 (in millions, except for unit pricing information and percentages); in the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and “% Change” columns.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Operating revenues	$6,937	$10,302	$(3,365)	(33)%

Cost of revenue:
Fuel and purchased energy expenses	4,752	8,318	3,566	43
Plant operating expense	750	717	(33)	(5)
Depreciation and amortization	470	506	36	7
Operating plant impairments	53	2,413	2,360	98
Other cost of revenue	172	293	121	41

Gross profit (loss)	740	(1,945)	2,685	#
Equipment, development project and other impairments	65	2,117	2,052	97
Sales, general and other administrative expense	175	240	65	27
Other operating expenses	36	69	33	48

Income (loss) from operations	464	(4,371)	4,835	#
Interest expense	1,254	1,397	143	10
Interest (income)	(79)	(84)	(5)	(6)
Loss (income) from various repurchases of debt	18	(203)	(221)	#
Minority interest expense	5	43	38	88
Other (income) expense, net	(5)	72	77	#

Loss before reorganization items, income taxes and discontinued operations	(729)	(5,596)	4,867	87
Reorganization items	972	5,026	4,054	81

Loss before income taxes and discontinued operations	(1,701)	(10,622)	8,921	84
Provision (benefit) for income taxes	64	(741)	(805)	#

Loss before discontinued operations	(1,765)	(9,881)	8,116	82
Discontinued operations, net of tax provision of $— and $132	—	(58)	58	#

Net loss	$(1,765)	$(9,939)	$8,174	82

#	Variance of 100% or greater

Operating revenues decreased as a result of a 5% decrease in generation as well as a 15% decrease in the average realized electric price for the year ended December 31, 2006, compared to the same period in 2005, and a 66% decrease in hedging and optimization revenues year over year. Our hedging and optimization activity was curtailed in 2006 as compared to 2005 due to limitations on our ability to conduct such activities as a result of reduced availability of credit and the termination or disruption of certain customer relationships following our Chapter 11 filings. The decrease related to pricing was generally the result of declining gas prices resulting in a corresponding decrease in power prices.

Fuel and purchased energy expenses decreased due to lower generation and a 28% decrease in the average cost of natural gas consumed for the year ended December 31, 2006, compared to the year ended December 31, 2005. Also contributing to the decrease was lower hedging and optimization expenses due to the lower level of such activity in 2006 compared to 2005.

Plant operating expense increased primarily due to $48 million of higher major maintenance expense, including equipment failure costs and losses on the retirement of scrap parts related to outages. This unfavorable variance was partially offset by regular operations and maintenance costs, which were favorable by $13 million due largely to lower information systems and insurance costs.

Depreciation and amortization expense decreased primarily due to a $79 million decrease in depreciation resulting from the $2.4 billion impairment of certain operating plants in the fourth quarter of 2005, as well as $17 million related to the deconsolidation of our Canadian and other foreign subsidiaries as of the Petition Date. The favorable variance was partially offset by increases of $15 million related to the consolidation of Acadia PP, $19 million related to the purchase of the Geysers Assets in the first quarter of 2006, $9 million related to Pastoria Energy Facility Phase I and II achieving commercial operation in the second and third quarters of 2005, respectively, $6 million related to achieving commercial operation of the auxiliary boilers at the Freeport Energy Center in the first quarter of 2006 and the Mankato Power Plant achieving commercial operation in the third quarter of 2006, and $6 million related to Metcalf Energy Center achieving commercial operation in the second quarter of 2005.

During 2006, we recorded operating plant impairment charges of $53 million primarily related to the sale of the Fox Energy Center. During 2005, we recorded $2.4 billion of impairment charges resulting from the impairment evaluation of our operating plants in connection with our Chapter 11 filings. We recorded operating plant impairments resulting generally from our determination that the likelihood of sale or other disposition had increased.

Other cost of revenue decreased primarily due to (i) the non-recurrence of prior period transaction costs of $20 million associated with a derivative contract at our Deer Park Energy Center, (ii) a decrease of $43 million resulting from the deconsolidation of TTS and certain Canadian subsidiaries as of the Petition Date, (iii) a decrease of $39 million in operating lease expense primarily due to the purchase of the Geysers Assets and the termination of the related facility operating leases in the first quarter of 2006 and the rejection of the Rumford and Tiverton power plant leases in the first half of 2006 and (iv) a decrease of $12 million due to the termination of our construction management agreement at Greenfield Energy Centre during 2006.

During 2006, we recorded equipment, development project, and other impairment charges of $65 million primarily related to certain turbine-generator equipment not assigned to projects for which we determined near-term sales were likely. During 2005, we recorded $2.1 billion of impairment charges resulting from the impairment evaluation of our construction and development projects, joint venture investments and certain notes receivable performed in connection with our Chapter 11 filings.

Sales, general and other administrative expense decreased primarily related to the net reduction in personnel costs of $34 million resulting from lower headcount for the year ended December 31, 2006, compared to the year ended December 31, 2005. In addition, legal fees decreased by $31 million over the prior year related primarily to fees incurred in 2005 in connection with liquidity problems and other litigation matters prior to our Chapter 11 filings.

Other operating expenses decreased primarily as a result of the non-recurrence of charges of $34 million related to the cancellation of 12 LTSAs with GE recorded during 2005.

Interest expense decreased during 2006, as compared to 2005, due to a decrease of $470 million related to discontinuing the accrual of interest expense related to debt instruments reclassified to LSTC, other than certain debt classified as LSTC on which interest was accrued in accordance with U.S. Bankruptcy Court orders, primarily the Second Priority Debt on which we continued to make adequate protection payments. The favorable variance was also due to a decrease of $47 million related to the repayment of the remaining $646 million outstanding balance on our First Priority Notes in the second quarter of 2006. These favorable variances were partially offset by a reduction in capitalized interest of $170 million related to certain power plants entering commercial operations and project development activities winding down and increases of (i) $77 million related to the effect of prior year interest expense reclassified to discontinued operations, (ii) $50 million related to higher interest rates and additional draws on the CalGen Secured Debt, and (iii) $75 million in interest on borrowings under the DIP Facility during 2006.

During 2006, we recognized a loss of $18 million on the repurchase of the First Priority Notes. During 2005, we recorded an aggregate gain of $203 million primarily related to the repurchase of $917 million aggregate principal amount of senior notes.

Minority interest expense decreased due to the deconsolidation of our Canadian and other foreign subsidiaries in December 2005.

The favorable variance of $77 million in other (income) expense, net was due in part to a $6 million distribution received in 2006 from the AELLC bankruptcy estate, gains in 2006 of $6 million related to the sale of auxiliary boilers, and a $3 million increase in the sale of emission reduction credits and allowances in 2006 over the same period a year ago. Also, during 2005, we recorded a $15 million foreign exchange loss, primarily on intercompany loans with our Canadian and other foreign subsidiaries. This foreign exchange loss did not recur in 2006 following the write-off of the loans at the time of our Chapter 11 and CCAA filings on the Petition Date. Also included in 2005 were $17 million of increased expenses related to letter of credit fees, a $19 million loss related to the sale of our investment in Gray’s Ferry in June 2005, $10 million of increased legal reserves, which included $5 million related to an arbitration claim involving Auburndale PP, and a $6 million write-off of unamortized deferred financing costs due to the refinancing of the Metcalf construction loan.

The table below lists the significant items within reorganization items for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Provision for expected allowed claims	$845	$3,931	$3,086	79%
Gains on asset sales	(106)	—	106	—
DIP Facility financing costs	39	—	(39)	—
Interest (income) on accumulated cash	(25)	—	25	—
Professional fees	153	36	(117)	#
Impairment of investment in Canadian subsidiaries	—	879	879	#
Write-off of deferred financing costs and debt discounts	—	148	148	#
Other	66	32	(34)	#

Total reorganization items	$972	$5,026	$4,054	81

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the year ended December 31, 2006, our provision for expected allowed claims related primarily to repudiated gas transportation and power transmission contracts, the rejection of the Rumford and Tiverton power plant leases, the write-off of prepaid lease expense and certain fees and expenses related to the transaction and a claim resulting from Calpine Corporation’s guarantee related to CES-Canada’s repudiation of its tolling contract with Calgary Energy Centre. During 2005, we recorded a provision for expected allowed claims related to U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian entities. Some of the guarantee exposures are redundant; however, we determined the duplicative guarantees were probable of being allowed into the claim pool by the U.S. Bankruptcy Court.

Gains on Asset Sales — During the year ended December 31, 2006, gains on asset sales primarily resulted from the sale of the Dighton Power Plant and Fox Energy Center. See Note 7 of the Notes to Consolidated Financial Statements for further information.

DIP Facility Financing Costs — During the year ended December 31, 2006, we recorded costs related to the closing of our Original DIP Facility.

Professional Fees — The increase in professional fees for the year ended December 31, 2006, over the comparable period in 2005 resulted primarily from a full year of activity of our third party advisors in 2006.

Impairment of Investment in Canadian Subsidiaries — During the year ended December 31, 2005, we recorded the impairment of our investment in Canadian and other foreign subsidiaries upon their deconsolidation as of the Petition Date.

Write-off of Deferred Financing Costs and Debt Discounts — During the year ended December 31, 2005, all deferred financing costs, discounts and premiums related to debt that was reclassified as LSTC were written off.

Other — During the year ended December 31, 2006, other reorganization items consisted primarily of employee severance and incentive costs and foreign exchange losses on LSTC denominated in a foreign currency and governed by foreign law. During the year ended December 31, 2005, other reorganization items consisted primarily of non-cash charges related to certain interest rate swaps that no longer met the hedge criteria as a result of our payment default or expected payment default on the underlying debt instruments due to our Chapter 11 filings.

Provision (benefit) for income taxes — During the year ended December 31, 2006, we recorded tax expense of $64 million, primarily related to recording valuation allowances against our deferred tax assets compared to recording a deferred tax benefit of $741 million for the year ended December 31, 2005.

Consolidated Commodity Margin

The following table reconciles our commodity margin to our GAAP results for the years ended December 31, 2006 and 2005 (in millions).

	2006	2005
Operating revenues	$6,937	$10,302
(Less): Other service revenues	(73)	(143)
(Less): Fuel and purchased energy expenses	(4,752)	(8,318)
Adjustment to remove: Mark-to-market activity, net(1)	(91)	(11)

Consolidated commodity margin	$2,021	$1,830

(1)	Included in operating revenues and fuel and purchased energy expenses.

Our consolidated commodity margin increased by $191 million, or 10%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The convergence of several factors contributed to the improvement in our consolidated commodity margin: (i) favorable weather patterns; (ii) the termination of certain marginally priced PPAs and (iii) the short gas position created from our portfolio of fixed-price power contracts, which benefited due to the decline in gas prices in 2006 compared to 2005.

Commodity Margin by Segment

	2006	2005	$ Change	% Change
	(in millions)
West	$1,037	$1,072	$(35)	(3)%
Texas	477	391	86	22
Southeast	215	149	66	44
North	313	276	37	13
Other	(21)	(58)	37	64

Consolidated commodity margin	$2,021	$1,830	$191	10

Commodity margin increased in our Texas, Southeast and North segments for the year ended December 31, 2006, compared to the year ended December 31, 2005, largely resulting from favorable weather patterns in these regions as opposed to a slight decrease in commodity margin in our West segment which experienced milder than normal weather and strong hydroelectric generation in the first half of 2006, which together lessened demand for gas-fired generation.

West — Commodity margin in our West segment decreased by 3% for the year ended December 31, 2006, compared to the year ended December 31, 2005, largely due to milder weather and increased hydroelectric production in the Pacific Northwest resulting from unseasonably high rainfall and snowmelt in the first half of 2006. Our average capacity factor decreased in our West segment to 58.7% in 2006 from 62.8% in 2005 due partly to unplanned outages occurring in 2006. Also contributing to the decrease was lower hedging and optimization activity in 2006 compared to 2005 resulting from our Chapter 11 filings in December of 2005. Partially offsetting the negative impacts to commodity margin was unseasonably hot weather in the third quarter of 2006 which lead to average spot market commodity margins that were at or near five-year highs.

Texas — Commodity margin in our Texas segment increased by $86 million, or 22%, due to warmer temperatures for the year ended December 31, 2006, compared to the same period a year ago. We experienced warmer than normal temperatures during 2006, particularly in the third quarter where unseasonably hot weather combined with tight reserve margins to produce average spot market commodity margins that were at or near five-year highs. Partially offsetting the increase was a decrease in our average capacity factor in 2006 to 41.7% from 50.0% in 2005 primarily due to unplanned outages at several of our power plants in Texas in 2006. The decrease in our average capacity factor also contributed to a 16% decrease in generation in 2006 compared to 2005.

Southeast — Commodity margin in our Southeast segment increased by $66 million, or 44%, for the year ended December 31, 2006, compared to the same period in 2005. The increase can be attributed to a 39% increase in generation in 2006 compared to 2005 resulting from warmer temperatures and more favorable pricing conditions as our average cost of natural gas decreased. Our average capacity factor, excluding peakers, increased to 20.9% in 2006 from 16.9% in 2005.

North — Commodity margin in our North segment increased $37 million, or 13%, in 2006, compared to 2005 as we reduced generation at certain of our power plants with unfavorable pricing in this region following our Chapter 11 filings. Generation in our North segment decreased by 32% in 2006 compared to 2005. Prior to our Chapter 11 filings, we were required to run certain power plants in our North segment under contracts which contained pricing features that did not allow us to fully recover our costs to operate the facilities. After our Chapter 11 filings, we rejected the leases of the Rumford and Tiverton power plants in June 2006 and sold our Dighton Power Plant in October 2006.

NON-GAAP FINANCIAL MEASURES

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures, such as commodity margin, as discussed in “— Executive Overview.” See “— Results of Operations for the Years Ended December 31, 2007 and 2006 — Consolidated Commodity Margin” and “— Results of Operations for the Years Ended December 31, 2006 and 2005 — Consolidated Commodity Margin” for a reconciliation of commodity margin to our GAAP results. In addition, our management utilizes another non-GAAP financial measure, Adjusted EBITDA, as a measure of our liquidity and performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

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

We believe Adjusted EBITDA is used by and useful to investors and other users of our financial statements in analyzing our liquidity as it is the basis for material covenants under our DIP Facility which was our primary source of financing during our Chapter 11 cases. Under the DIP Facility, we are required to maintain certain levels of Adjusted EBITDA (called “Consolidated EBITDA” in the DIP Facility) on a rolling 12 month basis and as of certain points in time. Additionally, under the Exit Facilities, we are required not to exceed a consolidated leverage ratio calculated by dividing total net debt by Consolidated EBITDA (as defined in the Exit Facilities), and must also comply with (i) a minimum ratio of Consolidated EBITDA to cash interest expense and (ii) a maximum ratio of total senior net debt to Consolidated EBITDA. Non-compliance with these covenants could result in the lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants, we may be prohibited from engaging in other activities, such as incurring additional indebtedness and making restricted payments.

We also believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA excludes the impact of reorganization items and impairment charges, among other items as detailed in the below reconciliation. We have recognized substantial reorganization items, both direct and incremental, in connection with our Chapter 11 cases as well as substantial asset impairment charges related to our Chapter 11 filings and actions we have taken with respect to our portfolio of assets in connection with our reorganization efforts. These reorganization items and impairment charges are not expected to continue at these levels following our emergence from Chapter 11, but rather are expected to be reduced over time in the periods following our emergence. Therefore, we exclude reorganization items and impairment charges from Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.

Our management uses Adjusted EBITDA (i) as a measure of liquidity in determining our ability to maintain borrowings under the Exit Facilities, (ii) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends; (iii) as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (iv) in communications with our Board of Directors, shareholders, creditors, analysts and investors concerning our financial performance.

The below table provides a reconciliation of Adjusted EBITDA to our cash flow from operations and GAAP net income (loss):

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Cash provided by (used in) operating activities	$182	$156	$(708)
Less:
Changes in operating assets and liabilities, excluding the effects of acquisition	686	259	(332)
Additional adjustments to reconcile GAAP net loss to net cash provided by (used in) operating activities from both continuing and discontinued operations:
Depreciation and amortization expense(1)	554	585	760
Deferred income taxes	(517)	22	(610)
Mark-to-market activity, net	13	(99)	(11)
Non-cash reorganization items	(3,342)	807	5,013
Impairment charges and other	95	347	4,411

GAAP net income (loss)	2,693	(1,765)	(9,939)
Less: Loss from discontinued operations	—	—	(58)

Net income (loss) from continuing operations	2,693	(1,765)	(9,881)
Add:
Adjustments to reconcile Adjusted EBITDA to net income (loss) from continuing operations:
Interest expense, net of interest income	1,955	1,175	1,313
Depreciation and amortization expense, excluding deferred financing costs(1)	507	522	558
Income tax provision (benefit)	(546)	64	(741)
Impairment charges	46	118	4,530
Reorganization items	(3,258)	972	5,026
Major maintenance expense	98	77	70
Operating lease expense	54	66	105
Loss (income) on various repurchases of debt	—	18	(203)
(Gains) losses on derivatives	2	(213)	52
(Gains) losses on sales of assets and contract restructuring, excluding reorganization items	(7)	(6)	18
Claim settlement income	(135)	—	—
Other	3	1	80

Adjusted EBITDA	$1,412	$1,029	$927

(1)	Depreciation and amortization in the GAAP net income (loss) calculation on our Consolidated Statements of Operations excludes amortization of other assets and amounts classified as sales, general and other administrative expenses.

OPERATING PERFORMANCE METRICS

In understanding our business, we believe that certain operating performance metrics are particularly important. These are described below:

•	Total MWh generated. We generate power that we sell to third parties. The volume in MWh is a direct indicator of our level of electricity generation activity.

•

Average availability and average capacity factor, excluding peakers. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The average capacity factor, excluding peakers is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The average capacity factor, excluding peakers is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the average capacity factor, excluding peakers will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

•

Steam adjusted Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. We calculate the steam adjusted Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. We adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. The resultant steam adjusted Heat Rate is a measure of fuel efficiency, so the lower the steam adjusted Heat Rate, the lower our cost of generation.

•

Average realized electric price expressed in dollars per MWh generated. Our energy trading and optimization activities are integral to our power generation business and directly impact our total realized revenues from generation. Accordingly, we calculate the average realized electric price per MWh generated by dividing (a) adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, the spread on sales of purchased electricity for hedging, balancing, and optimization activity by (b) total generated MWh in the period.

•

Average cost of natural gas expressed in dollars per MMBtu of fuel consumed. Our energy trading and optimization activities related to fuel procurement directly impact our total fuel expense. The fuel costs for our gas-fired power plants are a function of the price we pay for fuel purchased and the results of the fuel hedging, balancing, and optimization activities by CES. Accordingly, we calculate the cost of natural gas per MMBtu of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants and the spread on sales of purchased gas for hedging, balancing, and optimization activity, by (b) the heat content in millions of Btu of the fuel we consumed in our power plants for the period.

The table below shows the operating performance metrics for continuing operations discussed above.

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except percentages,
	Heat Rate, price and cost information)
Total MWh generated	90,811	83,146	87,431
West	36,837	34,567	33,949
Texas	33,154	27,169	32,536
Southeast	14,795	13,954	10,031
North	6,025	7,456	10,915

Average Availability	90.8%	91.3%	91.5%
West	90.8%	91.6%	90.0%
Texas	90.8%	88.6%	89.0%
Southeast	92.1%	92.6%	92.8%
North	87.4%	93.7%	95.1%

Average total MW in operation	24,755	26,785	25,207
West	7,281	7,608	7,027
Texas	7,266	7,430	7,430
Southeast	7,222	8,184	7,279
North	2,986	3,563	3,471

Average MW of peaker facilities	3,014	2,965	2,965
West	983	983	983
Texas	—	—	—
Southeast	963	963	963
North	1,068	1,019	1,019

Average capacity factor, excluding peakers	46.6%	39.2%	43.9%
West	65.3%	58.7%	62.8%
Texas	52.1%	41.7%	50.0%
Southeast	25.5%	20.9%	16.9%
North	33.6%	32.3%	48.5%

Steam adjusted Heat Rate	7,184	7,223	7,187
West	7,336	7,321	7,300
Texas	6,830	6,878	6,955
Southeast	7,511	7,579	7,476
North	7,646	7,486	7,359

Average realized electric price	$67.90	$ 63.02	$74.46
Average cost of natural gas per MMBtu	$6.45	$ 5.70	$7.89

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our ability to successfully implement our business plan, including operating our current fleet of power plants, completing our remaining plants under construction and maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, as well as exploring potential growth opportunities, is dependent on the continued availability of capital on attractive terms. As described below, upon implementation of our Plan of Reorganization and emergence from Chapter 11, we converted our existing DIP Facility into exit financing under our Exit Facilities, which, including the term loans funded, provide approximately $7.3 billion of term and revolving credit.

We currently obtain cash from our operations, borrowings under credit facilities including the Exit Facilities, project financings and refinancings. In the past, we have also obtained cash from issuances of securities, proceeds from sale/leaseback transactions, contract monetizations, and sale or partial sale of certain assets. We or our subsidiaries may in the future complete similar transactions consistent with achieving the objectives of our business plan. We utilize this cash to fund our operations, service or prepay debt obligations, fund acquisitions, develop and construct power generation facilities, finance capital expenditures, support our hedging, balancing and optimization activities, and meet our other cash and liquidity needs. We reinvest any cash from operations into our business or use it to reduce or pay interest on our debt, rather than to pay cash dividends. We do not intend to pay any cash dividends on our common stock in the foreseeable future because of our ongoing liquidity constraints and the needs of our business operations. In addition, our ability to pay cash dividends is restricted under the Exit Facilities and certain of our other debt agreements. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

In order to improve our liquidity position, maximize our core strategic assets in the markets in which we operate and control our business growth, we have taken steps to stabilize, improve and strengthen our power generation business and our financial health by reducing activities and curtailing expenditures in certain non-core areas. We expect to continue our efforts to reduce overhead and discontinue activities that do not have compelling profit potential or otherwise do not constitute a strategic fit with our core business of generating and selling electricity and electricity-related products. Our development activities have been reduced, and we have only one project, Russell City Energy Center, currently in active development. We have interests in two projects, Otay Mesa Energy Center and Greenfield Energy Centre, currently under construction. We continue to review our other development opportunities, which we have put on hold, to determine what actions we should take. We may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected. We have completed the sale of certain of our power plants or other assets, and expect that, as a result of our ongoing review process, additional power plants or other assets may be sold, the agreements relating to certain of our facilities may be restructured, or commercial operations may be suspended at certain of our power plants. See Note 7 of the Notes to Consolidated Financial Statements and “— Asset Sales and Purchase” below for further details.

Ultimately, whether we will have sufficient liquidity from cash flow from operations, borrowings available under our existing debt facilities and project financings, as well as proceeds from other activities such as asset sales, sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness will depend, to some extent, on whether our business plan is successful, including whether we are able to realize expected cost savings from implementing that plan, as well as the other factors noted in the discussion of forward-looking statements in Item 1. “Business” and the risk factors included in Item 1A. “Risk Factors.”

We believe the actions we have taken, including the implementation of our Plan of Reorganization, the execution of our Exit Facilities, reducing activities in certain non-core areas and disposing of certain underperforming assets, will allow us to generate sufficient resources to support our operations over the next 12 months. Our ability to generate sufficient resources is dependent upon, among other things: (i) improving the profitability of our operations; (ii) complying with the covenants related to our Exit Facilities and other existing financing obligations; (iii) developing a long-term strategy focused on projects that fit our core business; and (iv) stabilizing and increasing future contractual cash flows.

DIP Facility — As of December 31, 2007, our primary debt facility was the DIP Facility. The DIP Facility consisted of a $4.0 billion first priority senior secured term loan and a $1.0 billion first priority senior secured revolving credit facility together with an uncommitted term loan facility that permitted us to raise up to $2.0 billion of incremental term loan funding on a senior secured basis with the same priority as the current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors had the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility was priced at LIBOR plus 2.25% or base rate plus 1.25% and matured upon the Effective Date, when the loans and commitments under the DIP Facility were converted to loans and commitments under our Exit Facilities. Due to the conversion of the loans under the DIP Facility to loans under our Exit Facilities and our emergence from Chapter 11 prior to the issuance of our Consolidated Financial Statements for the year ended December 31, 2007, the borrowings under the DIP Facility were classified as non-current at December 31, 2007. Amounts drawn under the DIP Facility had been applied on March 29, 2007, to the repayment of a portion of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, and to the refinancing of our Original DIP Facility. Borrowings under the Original DIP Facility had been used to repay a portion of the First Priority Notes and to pay a portion of the purchase price for the Geysers Assets, as well as to fund our operational needs.

As of December 31, 2007, under the DIP Facility there was approximately $4.0 billion outstanding under the term loan facility, no borrowings outstanding under the revolving credit facility and $235 million of letters of credit issued against the revolving credit facility.

Exit Facilities — Upon our emergence from Chapter 11, we converted the loans and commitments outstanding under our $5.0 billion DIP Facility into loans and commitments under our approximately $7.3 billion of Exit Facilities. The Exit Facilities provide for approximately $2.0 billion in senior secured term loans and $300 million in senior secured bridge loans in addition to the loans and commitments that had been available under the DIP Facility. The facilities under the Exit Facilities include:

The Exit Credit Facility, comprising:

•	approximately $6.0 billion of senior secured term loans;

•	a $1.0 billion senior secured revolving facility; and

•	ability to raise up to $2.0 billion of incremental term loans available on a senior secured basis in order to refinance secured debt of subsidiaries under an “accordion” provision.

The Bridge Facility, comprising:

•	a $300 million senior secured bridge term loan.

In addition, under the Exit Facilities, we continue to have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements.

The approximately $6.0 billion of senior secured term loans and the $300 million senior secured bridge facility were fully drawn on the Effective Date. The proceeds of the drawdowns, above the amounts that had been applied under the DIP Facility as described above, were used to repay a portion of the Second Priority Debt, fund distributions under the Plan of Reorganization to holders of other secured claims and to pay fees, costs, commissions and expenses in connection with the Exit Facilities and the implementation of our Plan of Reorganization. Term loan borrowings under the Exit Facilities bear interest at a floating rate of, at our option, LIBOR plus 2.875% per annum or base rate plus 1.875% per annum. Borrowings under the Exit Credit Facility term loan facility requires quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, with the remaining unpaid amount due and payable at maturity on March 29, 2014. Borrowings under the Bridge Facility mature 366 days after the Effective Date.

The obligations under the Exit Facilities are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of the tangible and intangible assets of Calpine Corporation and the guarantors. The obligations under the Exit Facilities are also secured by a pledge of the equity interests of the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements.

The Exit Facilities contain restrictions, including limiting our ability to, among other things: (i) incur additional indebtedness and use of proceeds from the issuance of stock; (ii) make prepayments on or purchase indebtedness in whole or in part; (iii) pay dividends and other distributions with respect to our stock or repurchase our stock or make other restricted payments; (iv) use money borrowed under the Exit Facilities for non-guarantors (including foreign subsidiaries); (v) make certain investments; (vi) create or incur liens to secure debt; (vii) consolidate or merge with another entity, or allow one of our subsidiaries to do so; (viii) lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales; (ix) limit dividends or other distributions from certain subsidiaries up to Calpine; (x) make capital expenditures beyond specified limits; (xi) engage in certain business activities; and (xii) acquire facilities or other businesses.

The Exit Facilities also require compliance with financial covenants that include (i) a maximum ratio of total net debt to Consolidated EBITDA (as defined in the Exit Facilities), (ii) a minimum ratio of Consolidated EBITDA to cash interest expense and (iii) a maximum ratio of total senior net debt to Consolidated EBITDA.

Cash Management — During the pendency of our Chapter 11 cases, we were permitted to continue to manage our cash in accordance with our pre-Petition Date intercompany cash management system, subject to the requirements of the DIP Facility, the Cash Collateral Order and the 345(b) Waiver Order, as well as the ongoing oversight of the U.S. Bankruptcy Court. With our emergence from Chapter 11 on the Effective Date, we continue to manage our cash in accordance with our intercompany cash management system, subject now only to the requirements of our Exit Facilities. Pursuant to this system, we maintain our bank and other investment accounts and manage our cash on an integrated basis through Calpine Corporation. Pursuant to the cash management system, and in accordance with the Exit Facilities, intercompany transfers are generally recorded as intercompany loans.

During the pendency of our Chapter 11 cases, in lieu of distributions, our U.S. Debtor subsidiaries were permitted under the terms of the Cash Collateral Order to make transfers from their excess cash flow in the form of loans to other U.S. Debtors, notwithstanding the existence of any default or event of default related to our Chapter 11 cases.

Capital Spending and Project Financing — We have one consolidated project (Russell City Energy Center) in active development. We currently are in discussions with PG&E to amend the terms and conditions under which this project will be constructed and operated. Construction is anticipated to begin once all permits and other required approvals are final and non-appealable, and project financing has closed. Upon completion, this project would bring on line approximately 362 MW of net interest baseload capacity (390 MW with peaking capacity) representing our 65% share. We expect to fund the costs to complete under project financing facilities.

We hold interests in two unconsolidated projects under construction at December 31, 2007. Greenfield Energy Centre, which is expected to come on line in 2008 and Otay Mesa Energy Center, which is expected to come on line in 2009. The completion of these projects will bring on line approximately 898 MW of net interest baseload capacity (1,099 MW with peaking capacity) representing our proportionate share of these projects. The projected cost to complete these projects is $376 million, which we are funding under separate project financing facilities. See “— Off Balance Sheet Commitments of Unconsolidated Subsidiaries” below.

Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Beginning cash and cash equivalents	$1,077	$786	$718

Net cash provided by (used in):
Operating activities	$182	$156	$(708)
Investing activities	478	14	917
Financing activities	178	121	(160)

Net increase in cash and cash equivalents including discontinued operations cash	$838	$291	$49
Change in discontinued operations cash classified as assets held for sale	—	—	19

Net increase in cash and cash equivalents	$838	$291	$68

Ending cash and cash equivalents	$1,915	$1,077	$786

2007 – 2006

Cash flows from operating activities for the year ended December 31, 2007, increased $26 million as compared to 2006. The net income for the year ended December 31, 2007, adjusted for non-cash operating items (mainly depreciation, amortization, operating plant impairments, deferred income taxes and reorganization items) decreased by $401 million, resulting in net outflows of $504 million, compared to outflows of $103 million in 2006. Offsetting these outflows was an increase in cash flows from changes in operating assets and liabilities of $427 million, primarily due to an increase in accounts payable, LSTC and accrued expenses for the year ended December 31, 2007, as compared to 2006. The increase in accounts payable, LSTC and accrued expenses is primarily a result of the settlement of outstanding claims in connection with our Chapter 11 cases. Partially offsetting these increases was an increase in accounts receivable, due to higher sales, and increases in margin deposits and gas prepayments due in part to higher generation and fuel consumption. Cash paid for interest increased by $164 million in 2007 to $1,143 million for the year ended December 31, 2007, as compared to $979 million in 2006, primarily due to additional adequate protection payments on our Second Priority Debt.

Cash flows from investing activities for the year ended December 31, 2007, increased $464 million as compared to 2006. The increase in cash flows from investing activities was largely the result of proceeds from asset sales in 2007 of $541 million compared to $275 million 2006. Please refer to Note 7 of the Notes to Consolidated Financial Statements for a list of assets sold during 2007. During the year ended December 31, 2007, we did not have any outflows of cash for the purchase of assets, as compared to outflows of $267 million in 2006 for the purchase of the Geysers Assets. Cash flows from investing activities also increased due to net inflows of $5 million from derivatives not designated as hedges during the year ended December 31, 2007, as compared to net outflows of $144 million in 2006. Additionally, investing cash flows increased during 2007 due to a $104 million return of investment in Greenfield LP, $75 million related to the Canadian Debtors, and a decrease of $16 million in capital expenditures to $196 million for the year ended December 31, 2007, as compared to $212 million in 2006. Net inflows during 2007 were offset by a $347 million decrease in the net reduction of restricted cash to $37 million for the year ended December 31, 2007, compared to $384 million for 2006. The decrease in restricted cash during the year ended December 31, 2006, was primarily due to the repayment of the First Priority Notes. Additionally, investing cash outflows included $68 million in advances to joint ventures compared to $59 million in 2006 and $29 million related to the 2007 deconsolidation of Otay Mesa.

Cash flows from financing activities for the year ended December 31, 2007, resulted in net inflows of $178 million, as compared to net inflows of $121 million in 2006. The primary sources of cash during the year ended December 31, 2007, were borrowings under the DIP Facility of $614 million, mainly used for working capital and other general corporate purposes, $151 million from the sale of bonds issues by ULC I that were held by us and $21 million from project financing. This compares to borrowings of $1.2 billion under the Original DIP Facility and $141 million from project financing in 2006. The primary uses of cash during the year ended December 31, 2007, were repayments of $224 million related to the CalGen financing, $135 million for notes payable and other lines of credit, $119 million for project financing and $38 million related to the DIP Facility. During 2006, our primary uses of cash included a $646 million non-recurring repayment related to the First Lien Senior Notes, $180 million for notes payable and other lines of credit, $179 million for the Original DIP Facility and $110 million for project borrowings. In addition, we paid financing fees of $81 million in 2007, primarily related to the DIP Facility, as compared to $39 million in 2006, related to the Original DIP Facility.

2006 – 2005

Cash flows from operating activities for the year ended December 31, 2006, increased $864 as compared to 2005. The increase in cash flows from operating activities was primarily driven by the improvement in gross profit net of non-cash adjustments (mainly for depreciation and amortization, as well as operating plant impairments), to $1.3 billion in 2006, as compared to $999 million in 2005. Also contributing to the increase in cash flows from operating activities were net inflows resulting from a decrease in margin deposits and gas and power prepayment balances supporting commodity transactions of $633 million due to the settlement of contracts and a decrease in commodity prices for the year ended December 31, 2006, as compared to net outflows of $35 million in 2005 resulting from higher commodity prices during that period. Uses of cash included interest payments of $979 million for the year ended December 31, 2006, as compared to $1.3 billion in 2005 resulting from the discontinuation of interest payments on debt classified as LSTC, other than certain debt for which interest was paid pursuant to U.S. Bankruptcy Court orders. Partially offsetting these increases in cash flows from operating activities was net cash paid for reorganization items, primarily professional fees, of $120 million during the year ended December 31, 2006, and changes in working capital items—accounts receivable and accounts payable, liabilities subject to compromise and accrued expenses—that generated net inflows of $130 million during the year ended December 31, 2006, as compared to net outflows of $154 million in 2005.

Cash flows from investing activities for the year ended December 31, 2006, decreased $903 million as compared to 2005. The decrease in cash flows from investing activities was largely the result of proceeds from asset sales in 2005 of $2.1 billion, primarily from the sale of our natural gas assets, Saltend facility and certain other power projects, as compared to $252 million in 2006, primarily from the sale of various combustion turbines and the Dighton Power Plant. Additional investing activities in 2005 reflect the receipt of $133 million from the disposition of our investment in HIGH TIDES III securities, offset by a $91 million decrease in cash due to the deconsolidation of our Canadian and foreign entities. Also contributing to the decrease in cash flows from investing activities was the purchase of the Geysers Assets from the owner lessor in 2006 which used $267 million in cash, and contributions of $59 million to our investment in Greenfield LP. Cash flow from investing activities also decreased due to net outflows of $144 million from derivatives not designated as hedges during the year ended December 31, 2006, as compared to net inflows of $103 million in 2005. Partially offsetting these decreases in cash flows from investing activities is the reduction in capital expenditures, including capitalized interest, for the completion of our power facilities from $784 million in 2005 to $212 million in 2006 as a result of the reduction of our development and construction activities since the Petition Date and a reduction (inflow) in restricted cash of $384 million for the year ended December 31, 2006, as compared to a net increase (outflow) of $536 million in 2005.

Cash flows from financing activities for the year ended December 31, 2006, provided net inflows of $121 million, as compared to net outflows of $160 million in the prior year. Sources of cash during the year ended December 31, 2006, were borrowings under the DIP Facility of $1.2 billion and project borrowings of $141 million used primarily to fund construction activities at the Freeport and Mankato power plants. During 2005, we received proceeds of $865 million from the issuance of redeemable preferred shares for Calpine Jersey II, Metcalf and CCFCP, $751 million from project borrowings, $650 million from the issuance of convertible senior notes, $264 million from a prepaid commodity derivative contract at our Deer Park facility and $31 million from other debt. Uses of cash during the year ended December 31, 2006, were repayments of $646 million for the First Priority Notes, $180 million for notes payable, $179 million for the DIP Facility, $110 million for project borrowings and $17 million for other debt. For 2005, we used $880 million to repay or repurchase Senior Notes, $779 million to repay preferred security offerings (including the Calpine Jersey II mentioned above), $518 million to repay HIGH TIDES III and $390 million to repay notes payable and project financing debt. In addition, we paid financing fees of $39 million in 2006, primarily related to the DIP Facility, as compared to $154 million in 2005.

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

In addition, as a result of our Chapter 11 filings and prior credit ratings downgrades, our credit status has been impaired. Our impaired credit has, among other things, generally resulted in an increase in the amount of collateral required of us by our trading counterparties and also reduced the number of trading counterparties currently willing to do business with us, which reduces our ability to negotiate more favorable terms with them. We expect that our perceived creditworthiness will continue to be impaired as a result of our Chapter 11 cases for some period following the Effective Date.

Letter of Credit Facilities — At December 31, 2007 and 2006, we had approximately $348 million and $264 million, respectively, in letters of credit outstanding under various credit facilities to support our risk management and other operational and construction activities. Subsequent to December 31, 2007, we entered into a letter of credit facility under which up to $150 million is available for letters of credit, subject to permitted uses as defined in the letter of credit facility agreement.

Commodity Margin Deposits and Other Credit Support — As of December 31, 2007 and 2006, to support commodity transactions, we had margin deposits with third parties of $314 million and $214 million, respectively; we had gas and power prepayment balances of $74 million and $114 million, respectively; and we had letters of credit outstanding of $55 million and $2 million, respectively. Counterparties had deposited with us $21 million and nil as margin deposits at December 31, 2007 and 2006, respectively. Also, counterparties had posted letters of credit to us of $18 million and $4 million at December 31, 2007 and 2006, respectively. In addition, we have granted additional first priority liens on the assets currently subject to first priority liens under the DIP Facility as collateral under certain of our power agreements, natural gas agreements and interest rate swap agreements that qualify as “eligible commodity hedge agreements” under the DIP Facility in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements will share the benefits of the collateral subject to such first priority liens ratably with the lenders under the DIP Facility. As of December 31, 2007 and 2006, our net discounted exposure under the power and natural gas agreements collateralized by such first priority liens was approximately $22 million and nil, respectively, and our net discounted exposure under the interest rate swap agreements collateralized by such first priority liens was approximately $151 million and nil, respectively.

We use margin deposits, first priority liens (as discussed above), prepayments and letters of credit as credit support for commodity procurement and risk management activities. Future cash collateral and first priority lien requirements may increase based on the extent of our involvement in standard contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in this market. While we believe that we have adequate liquidity to support our operations at this time, it is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations.

Asset Sales and Purchase — A significant component of our restructuring activities has been to return our focus to our core strategic assets and selectively dispose of certain less strategically important assets. As a result of the review of our asset portfolio, we sold or otherwise disposed of the following assets throughout our Chapter 11 cases during the years ended December 31, 2007 and 2006, and through the filing of this Report:

Asset	Transaction Description	Closing Date	Consideration
2008:
Fremont development project	Sale of assets	Pending	$254 million
Hillabee development project	Sale of assets	February 14, 2008	$156 million
RockGen Energy Center	Purchase of assets	January 15, 2008	$145 million allowed unsecured claim

2007:
Acadia PP	Sale of 50% equity interest	September 13, 2007	$104 million in cash, plus the payment of $85 million priority distributions due to Cleco
Parlin Power Plant	Sale of assets	July 6, 2007	$3 million, plus the agreement to waive certain claims
PSM	Sale of assets	March 22, 2007	$242 million
Goldendale Energy Center	Sale of assets	February 21, 2007	$120 million
Aries Power Plant	Sale of assets	January 16, 2007	$234 million(1)
2006:
Fox Energy Center	Sale of leasehold interest	October 11, 2006	$16 million, plus the extinguishment of $352 million in debt
Dighton Power Plant	Sale of assets	October 1, 2006	$90 million
TTS	Sale of entire equity interest	September 28, 2006	$24 million
Rumford and Tiverton Power Plants	Turnover to lenders	June 23, 2006	N/A

(1)	As part of the sale we were also required to use a portion of the proceeds to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

See Note 7 of the Notes to Consolidated Financial Statements for further information related to these asset sales and purchase.

In addition, we have restructured agreements or reconfigured equipment at Clear Lake Power Plant, Hog Bayou Energy Center, Pine Bluff Energy Center, Santa Rosa Energy Center and Texas City Power Plant such that continued operation of the facilities is merited, although eventual sale remains a possibility.

Credit Considerations — Our Exit Facilities have been rated B+ by Standard and Poor’s and B2 by Moody’s Investors Service and our corporate rating has been rated B by Standard and Poor’s and B2 by Moody’s Investors Service as of the Effective Date.

Off Balance Sheet Commitments of Unconsolidated Subsidiaries — Our facility operating leases, which include certain sale/leaseback transactions, are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us. The sale/leaseback transactions utilize special-purpose entities formed by the equity investors with the sole purpose of owning a power generation facility. Some of our operating leases contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance debt instruments. We have no ownership or other interest in any of these special-purpose entities. See Note 15 of the Notes to Consolidated Financial Statements for the future minimum lease payments under our power plant operating leases.

The debt on the books of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. As of December 31, 2007, our equity method investees (Greenfield LP and OMEC) had aggregate debt outstanding of $436 million. Based on our pro rata share of each of the investments, our share of such debt would be approximately $253 million. All such debt is non-recourse to us. As of December 31, 2006, our equity method investee (Greenfield LP) did not carry any debt and OMEC which was consolidated as of December 31, 2006, likewise carried no debt. See Note 5 of the Notes to Consolidated Financial Statements for additional information on our investments.

Commercial Commitments — Our primary commercial obligations as of December 31, 2007, are as follows (in millions):

	Amounts of Commitment Expiration per Period
Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total Amounts Committed
Guarantee of subsidiary debt(1)	$2,155	$20	$8	$7	$7	$380	$2,577
Standby letters of credit(2)(4)	282	38	—	28	—	—	348
Surety bonds(3)(4)(5)	—	—	—	—	—	11	11
Guarantee of subsidiary operating lease payments(4)	17	18	17	74	12	235	373

Total	$2,454	$76	$25	$109	$19	$626	$3,309

(1)	Represents Calpine Corporation guarantees of certain project financings, facility operating leases and other miscellaneous debt. All of such guaranteed debt is recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above include those disclosed in Note 8.

(3)	The majority of surety bonds do not have expiration or cancellation dates.

(4)	These are off balance sheet obligations.

(5)	As of December 31, 2007, $11 million of cash collateral is outstanding related to these bonds.

Contractual Obligations — Our contractual obligations related to continuing operations as of December 31, 2007, are as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Total operating lease obligations(1)	$56	$59	$54	$110	$47	$413	$739

Debt not subject to compromise(2)	$1,640	$947	$571	$1,867	$131	$6,431	$11,587

Liabilities subject to compromise(3)	$8,788	$—	$—	$—	$—	$—	$8,788

Interest payments on debt not subject to compromise	$832	$803	$702	$637	$532	$558	$4,064

Allowed post-petition interest(3)	$347	$—	$—	$—	$—	$—	$347

Interest rate swap agreement payments	$53	$75	$30	$8	$3	$—	$169

Purchase obligations:
Turbine commitments	—	—	—	—	—	—	—
Commodity purchase obligations(4)	2,023	893	706	567	398	4,233	8,820
Land leases	6	6	7	6	7	356	388
Long-term service agreements	17	15	17	5	8	31	93
Costs to complete construction projects(5)	140	287	112	3	—	—	542
Other purchase obligations(6)	92	92	109	109	49	1,063	1,514

Total purchase obligations(7)(8)	$2,278	$1,293	$951	$690	$462	$5,683	$11,357

Liability for uncertain tax positions	$96	$—	$—	$—	$—	$42	$138

Other contractual obligations	$50	$6	$2	$—	$—	$66	$124

(1)	Included in the total are future minimum payments for power plant operating leases, and office and equipment leases. See Note 15 of the Notes to Consolidated Financial Statements for more information.

(2)	A note payable totaling $99 million associated with the sale of the PG&E note receivable to a third party is excluded from debt not subject to compromise for this purpose as it is a non-cash liability. Also included in debt not subject to compromise is $3.7 billion for the repayment of the Second Priority Debt using a combination of available cash and amounts drawn under the Exit Facilities.

(3)	These liabilities were generally extinguished with cash or distribution of shares of reorganized Calpine Corporation common stock on or shortly after the Effective Date.

(4)	The amounts presented here include contracts for the purchase, transportation, or storage of commodities accounted for as executory contracts or normal purchase and sales and, therefore, not recognized as liabilities on our Consolidated Balance Sheets. See “— Financial Market Risks” for a discussion of our commodity derivative contracts recorded at fair value on our Consolidated Balance Sheets.

(5)	Does not include Greenfield LP or OMEC, which are unconsolidated investments.

(6)	The amounts include obligations under employment agreements. They do not include success fees for which amounts had not been earned or awarded as of December 31, 2007. See Item 11. “Executive Compensation” for a further discussion of employment agreements entered into with certain of our executive officers.

(7)	The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.

(8)	Does not include certain success fees that could be paid to third party financial advisors retained by the Company and the Committees in connection with our Chapter 11 cases. Currently, we estimate these success fees could amount to approximately $41 million in the aggregate.

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, Gilroy Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine DP, LLC, Deer Park Energy Center Limited Partnership, CCFCP, Metcalf and Russell City Energy Company, LLC. The following disclosures are required under certain applicable agreements and pertain to some of these entities. The financial information provided below represents the assets, liabilities, and results of operations for each of the special purpose subsidiaries as reflected on our Consolidated Financial Statements. These amounts may differ materially from the assets, liabilities, and results of operations of these entities on a stand-alone basis as presented in their individual financial statements.

On June 13, 2003, PCF, a wholly owned stand-alone subsidiary of ours, completed an offering of two tranches of Senior Secured Notes due 2006 and 2010 totaling $802 million original principal amount. The Senior Secured Notes Due 2006 were paid in accordance with their terms upon maturity in 2006 and are no longer outstanding. PCF’s 6.256% Senior Secured Notes due 2010 are secured by fixed cash flows from a fixed-priced, long-term PPA with CDWR, pursuant to which PCF sells electricity to CDWR, and a fixed-priced, long-term PPA with a third party, pursuant to which PCF purchases from the third party the electricity necessary to fulfill its obligations under the CDWR PPA. The spread between the price for power under the CDWR PPA and the price for power under the third party PPA provides the cash flow to pay debt service on the Senior Secured Notes due 2010 and PCF’s other expenses. The Senior Secured Notes due 2010 are non-recourse to us and our other subsidiaries.

PCF has been established as an entity with its existence separate from us and other subsidiaries of ours. PCF’s assets and liabilities, consisting of cash (maintained in a debt reserve fund), the third party PPA, the CDWR PPA and the remaining outstanding Senior Secured Notes Due 2010 are assets and liabilities of PCF, separate from our assets and liabilities and those of other subsidiaries of ours. PCF was determined to be a VIE in which we were the primary beneficiary. Accordingly, the entity’s assets and liabilities are consolidated into our accounts. The following table sets forth selected financial information of PCF as of and for the year ended December 31, 2007 (in millions):

2007
Assets	$283
Liabilities	297
Total revenue	513
Total cost of revenue	437
Interest expense	28
Net income	54

See Notes 8 and 13 of the Notes to Consolidated Financial Statements for further information.

On June 2, 2004, our wholly owned indirect subsidiary, PCF III, issued $85 million aggregate principal amount at maturity of notes collateralized by PCF III’s ownership of PCF. PCF III owns all of the equity interests in PCF, the assets of which include a debt reserve fund, which had a balance of approximately $94 million at December 31, 2007 and 2006. We received cash proceeds of approximately $50 million from the issuance of the notes, which accrete in value up to $85 million at maturity in accordance with the accreted value schedule for the notes.

Pursuant to the applicable transaction agreements, PCF III has been established as an entity with its existence separate from Calpine Corporation and other subsidiaries of ours. The following table sets forth the assets and liabilities of PCF III as of December 31, 2007, and does not include the balances of PCF III’s subsidiary, PCF (in millions):

2007
Assets	$—
Liabilities	82

See Note 8 of the Notes to Consolidated Financial Statements for further information.

GEC, a wholly owned subsidiary of GEC Holdings, LLC, has been established as an entity with its existence separate from us and other subsidiaries of ours. We consolidate this entity. On September 30, 2003, GEC, a wholly owned subsidiary of our subsidiary GEC Holdings, LLC, completed an offering of $302 million of 4% Senior Secured Notes Due 2011. In connection with the issuance of the secured notes, we received funding on a third party preferred equity investment in GEC Holdings, LLC totaling $74 million. This preferred interest meets the criteria of a mandatorily redeemable financial instrument and has been classified as debt due to certain preferential distributions to the third party. The preferential distributions are due semi-annually beginning in March 2004 through September 2011 and total approximately $113 million over the 8-year period. As of December 31, 2007 and 2006, there was $44 million and $51 million, respectively, outstanding under the preferred interest.

A long-term PPA between CES and CDWR was acquired by GEC by means of a series of capital contributions by CES and certain of its affiliates and is an asset of GEC, and the secured notes and the preferred interest are liabilities of GEC, separate from the assets and liabilities of Calpine Corporation and our other subsidiaries. In addition to the PPA and nine peaker power plants (including Creed and Goose Haven) owned directly or indirectly by GEC, GEC’s assets include cash and a 100% equity interest in each of Creed and Goose Haven, each of which is a wholly owned subsidiary of GEC and a guarantor of the 4% Senior Secured Notes Due 2011 issued by GEC. Each of GEC, Creed and Goose Haven has been established as an entity with its existence separate from us and other subsidiaries of ours. Creed and Goose Haven each have assets consisting of a peaker power plant and other assets. The following table sets forth selected financial information of GEC for the year ended December 31, 2007 (in millions):

2007
Assets	$700
Liabilities	337
Total revenue	88
Total cost of revenue	31
Interest expense	12
Net income	48

On December 4, 2003, we announced that we had sold to a group of institutional investors our right to receive payments from PG&E under an agreement between PG&E and Calpine Gilroy Cogen, L.P. regarding the termination and buy-out of a Standard Offer contract between PG&E and Gilroy for $133 million in cash. Because the transaction did not satisfy the criteria for sales treatment in accordance with applicable accounting standards it was recorded on our Consolidated Financial Statements as a secured financing, with a note payable of $133 million. The notes receivable balance and note payable balance are both reduced as PG&E makes payments to the buyers of the notes receivable. The $24 million difference between the $157 million book value of the notes receivable at the transaction date and the cash received will be recognized as additional interest expense over the repayment term. We will continue to record interest income over the repayment term, and interest expense will be accreted on the amortizing note payable balance.

Pursuant to the applicable transaction agreements, each of Gilroy and Calpine Gilroy 1, Inc. (the general partner of Gilroy), has been established as an entity with its existence separate from us and other subsidiaries of ours. The following table sets forth the assets and liabilities of Gilroy and Calpine Gilroy I, Inc. as of December 31, 2007 (in millions):

2007
Assets	$331
Liabilities	100
Liabilities subject to compromise	2

See Notes 6 and 8 of the Notes to Consolidated Financial Statements for further information.

On June 29, 2004, Rocky Mountain Energy Center, LLC and Riverside Energy Center, LLC, wholly owned subsidiaries of the Company’s Calpine Riverside Holdings, LLC subsidiary, received funding in the aggregate amount of $661 million comprising $633 million of First Priority Secured Floating Rate Term Loans Due 2011 and a $28 million letter of credit-linked deposit facility.

Pursuant to the applicable transaction agreements, each of Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, and Calpine Riverside Holdings, LLC has been established as an entity with its existence separate from Calpine Corporation and other subsidiaries of ours. The following table sets forth the assets and liabilities of these entities as of December 31, 2007 (in millions):

	Rocky Mountain Energy Center, LLC 2007	Riverside Energy Center, LLC 2007	Calpine Riverside Holdings, LLC 2007
Assets	$ 428	$ 768	$ 399
Liabilities	239	368	—

See Note 8 of the Notes to Consolidated Financial Statements for further information.

On March 31, 2005, Deer Park, our indirect, wholly owned subsidiary, entered into an agreement to sell power to and buy gas from MLCI. To assure performance under the agreements, Deer Park granted MLCI a collateral interest in the Deer Park Energy Center. The agreement covers 650 MW of Deer Park’s capacity, and deliveries under the agreement began on April 1, 2005 and will continue through December 31, 2010. Under the terms of the agreements, Deer Park sells power to MLCI at a discount to prevailing market prices at the time the agreements were executed. Deer Park received an initial cash payment of $196 million, net of $17 million in transaction costs during the first quarter of 2005, and subsequently received additional cash payments of $76 million, net of $3 million in transaction costs, as additional power transactions were executed with discounts to prevailing market prices. Under the terms of the gas agreements, Deer Park will receive quantities of gas such that, when combined with fuel supply provided by Deer Park’s steam host, Deer Park will have sufficient contractual fuel supply to meet the fuel needs required to generate the power under the power agreements.

The following table sets forth the assets and liabilities of Deer Park as of December 31, 2007 (in millions):

2007
Assets	$529
Liabilities	702

See Note 13 of the Notes to Consolidated Financial Statements for further information.

On October 14, 2005, our indirect subsidiary, CCFCP, issued $300 million of 6-year redeemable preferred shares. The CCFCP redeemable preferred shares are mandatorily redeemable on the maturity date of October 13, 2011, and are accounted for as long-term debt and any related preferred dividends will be accounted for as interest expense.

The following table sets forth the assets and liabilities of CCFCP as of December 31, 2007 (in millions):

2007
Assets	$2,221
Liabilities	1,258

See Note 8 of the Notes to Consolidated Financial Statements for further information.

On June 20, 2005, Metcalf consummated the sale of $155 million of 5.5-year redeemable preferred shares. Concurrent with the closing, Metcalf entered into a 5-year, $100 million senior term loan. Proceeds from the senior term loan were used to refinance all outstanding indebtedness under the existing $100 million non-recourse construction credit facility.

The following table sets forth the assets and liabilities of Metcalf as of December 31, 2007 (in millions):

2007
Assets	$1,070
Liabilities	640

See Note 8 of the Notes to Consolidated Financial Statements for further information.

In September 2006, we sold a 35% equity interest in Russell City Energy Center, a proposed 600-MW, natural gas-fired power plant to be located in Hayward, California, to ASC for approximately $44 million and ASC’s obligation to post a $37 million letter of credit. We own the remaining 65% interest. Construction is anticipated to begin on this project once all permits and other required approvals are final and non-appealable, and project financing has closed.

The following table sets forth the assets and liabilities of Russell City Energy Center as of December 31, 2007 (in millions):

2007
Assets	$94
Liabilities	10

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

The change in fair value of outstanding commodity derivative instruments from January 1, 2007, through December 31, 2007, is summarized in the table below (in millions):

Fair value of contracts outstanding at January 1, 2007	$(202)
Gains (losses) recognized or otherwise settled during the period(1)	77
Fair value attributable to new contracts	(160)
Changes in fair value attributable to price movements	91
Terminated derivatives	—

Fair value of contracts outstanding at December 31, 2007(2)	$(194)

(1)

Recognized gains from commodity cash flow hedges of $10 million (represents a portion of the realized value of natural gas and power cash flow hedge activity of $6 million as disclosed in Note 13 of the Notes to

Consolidated Financial Statements), gains related to deferred items of $110 million and losses related to undesignated derivatives of $43 million (represents a portion of the operating revenues as reported on our Consolidated Statements of Operations).

(2)	Net commodity derivative liabilities reported in Note 13 of the Notes to Consolidated Financial Statements.

Of the total mark-to-market gain of $5 million for the year ended December 31, 2007, which has components in both operating revenues and fuel and purchased energy expenses, there was a realized gain of $39 million, and an unrealized loss of $34 million. The realized gain included a non-cash gain of approximately $54 million from amortization of various items.

The fair value of outstanding derivative commodity instruments at December 31, 2007, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2008	2009-2010	2011-2012	After 2012	Total
Prices actively quoted	$(21)	$(16)	$—	$—	$(37)
Prices provided by other external sources	(1)	(132)	(13)	—	(146)
Prices based on models and other valuation methods	—	—	(11)	—	(11)

Total fair value	$(22)	$(148)	$(24)	$—	$(194)

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

The counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at December 31, 2007, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of December 31, 2007)	2008	2009-2010	2011-2012	After 2012	Total
Investment grade	$136	$56	$(24)	$—	$168
No external ratings	(158)	(204)	—	—	(362)

Total fair value	$(22)	$(148)	$(24)	$—	$(194)

The fair value of outstanding derivative commodity instruments and the fair value that would be expected after a 10% adverse price change are shown in the table below (in millions):

	Fair Value	Fair Value After 10% Adverse Price Change
At December 31, 2007:
Electricity	$(122)	$(369)
Natural gas	(72)	(263)

Total	$(194)	$(632)

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

The primary factors affecting the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu and MWh) and changing commodity market prices, principally for electricity and natural gas. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. The change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or on our Consolidated Statements of Operations as a component (gain or loss) of current earnings. As of December 31, 2007 and 2006, a component of the balance in AOCI represented the unrealized net loss associated with commodity cash flow hedging transactions. As noted above, there is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the years ended December 31, 2007, 2006 and 2005, have reflected this. See Note 13 of the Notes to Consolidated Financial Statements for additional information on derivative activity.

Interest Rate Risk — We are exposed to interest rate risk related to our variable rate debt. Interest rate risk represents the potential loss in earnings arising from adverse changes in market interest rates. Our variable rate financings are indexed to base rates, generally LIBOR. Significant LIBOR increases could have an adverse impact on our future interest expense.

Our fixed-rate debt instruments do not expose us to the risk of loss in earnings due to changes in market interest rates. In general, such a change in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of the fixed rate debt in the open market prior to their maturity.

Our risk management policy allows us to enter into a variety of derivative instruments to mitigate our exposure to interest rate fluctuations. Currently, we use interest rate swaps to adjust the mix between fixed and floating rate debt as a hedge of our interest rate risk. We do not use interest rate derivative instruments for trading purposes. To the extent eligible, our interest rate swaps have been designed as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective.

The following table summarizes the contract terms as well as the fair values of our significant financial instruments exposed to interest rate risk as of December 31, 2007. All outstanding balances and fair market values are shown net of applicable premium or discount, if any (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value December 31, 2007
Debt by Maturity Date:

Fixed Rate	$963	$217	$253	$125	$83	$738	$2,379	$2,387
Average Interest Rate	8.4%	7.1%	7.7%	9.0%	11.4%	9.2%

Variable Rate	$688	$742	$331	$1,757	$64	$5,725	$9,307	$9,303
Average Interest Rate	9.2%	8.9%	10.3%	10.1%	7.5%	7.4%

Interest Rate Derivative Instruments (Notional Value):

Variable to Fixed Swaps(1)	$5,825	$5,525	$3,410	$1,810	$1,580	$—	n/a	$(169)
Average Pay Rate	5.0%	5.0%	5.2%	4.9%	4.9%	0.0%
Average Receive Rate	4.5%	3.8%	3.9%	4.0%	4.2%	0.0%

(1)	Includes interest rate swaps where forecasted issuance of variable rate debt is deemed probable.

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

Accounting for Reorganization and Chapter 11 Claims Assessment

Our Consolidated Financial Statements have been prepared in accordance with SOP 90-7, which requires that financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 cases are recorded in reorganization items on our Consolidated Statements of Operations. In addition, pre-petition obligations impacted by the Chapter 11 cases have been classified as LSTC on our Consolidated Balance Sheets. These liabilities are reported at the amounts as confirmed in our Plan of Reorganization or expected to be allowed, and as explicitly capped, by the U.S. Bankruptcy Court, even if they may be settled for a lesser amount.

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities recorded on our Consolidated Balance Sheets at the time of our Chapter 11 filings together with adjustments and any settlements approved by the U.S Bankruptcy Court prior to December 31, 2007, including expected allowed claims relating to liabilities for rejected and repudiated contracts, guarantees, litigation, accounts payable and accrued liabilities, debt and other liabilities. To the extent our claims are known we have recorded them at the allowed amount. Claims that remain unresolved and/or unreconciled through the filing of this Report have been estimated based upon management’s best estimate. These expected allowed claims require management to estimate the likely claim amount that will ultimately be allowed by the U.S. Bankruptcy Court past our Effective Date. These estimates are based on assumptions of future commodity prices, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors. We expect that our estimates, although based on the best available information, will change due to actions of the U.S. Bankruptcy Court, negotiations, rejection or repudiation of executory contracts and unexpired leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.

Because certain disputed claims were not resolved as of the Effective Date and are not yet finally adjudicated, no assurances can be given that actual claim amounts may not be materially higher or lower than confirmed in the Plan of Reorganization. Pursuant to the Plan of Reorganization, approximately 64 million shares of our common stock have been reserved for distribution to holders of disputed unsecured claims whose claims ultimately become allowed. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. We are not required to issue additional shares above the 485 million shares authorized to settle unsecured claims, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. Accordingly, resolution of claims could have a material effect on creditor recoveries under the Plan of Reorganization as the total number of shares of common stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan of Reorganization.

Second Priority Debt — At December 31, 2007, we determined that our Second Priority Debt was fully secured and not impaired under our confirmed Plan of Reorganization. Therefore, we have classified the Second Priority Debt as current and non-current debt not subject to compromise on our Consolidated Balance Sheet.

Contract Rejections and Repudiations — We have rejected or repudiated certain contracts which we determined no longer provide any benefit to the U.S. Debtor estates. We estimated the fair value of these contracts to determine the expected allowed claim amount using the same procedures used to value our commodity derivative instruments in the normal course of business. For certain contracts, these estimates involve long-range commodity price assumptions that are difficult to predict.

The following table summarizes the claims in our Chapter 11 cases as of December 31, 2007:

	Total Number of Claims	Total Claims Exposure (in millions)
Total claims filed	18,584	$114,656
Less:
Disallowed and expunged claims		77,523
Withdrawn claims		8,132
Redundant claims		1,493
Other claims with basis for objection or reduction		15,095

Total estimated claims exposure		$12,413
Amounts recorded as liabilities not subject to compromise		3,977

Total estimated liquidated claims exposure (net of amounts not subject to compromise)		$8,436

The amount of the proofs of claim filed less disallowed, expunged and withdrawn claims, net of redundancies and amounts for which we have identified a basis for objection or reduction totals approximately $12.4 billion, as summarized above. This amount represents the total estimate of liquidated claims exposure to the U.S. Debtors as of December 31, 2007.

Of the approximately $12.4 billion of filed and scheduled liquidated claims, we have recorded approximately $4.0 billion as liabilities not subject to compromise and approximately $8.8 billion as LSTC on our Consolidated Balance Sheet as of December 31, 2007. The difference between the total estimated liquidated claims exposure (net of amounts not subject to compromise) and LSTC is approximately $352 million and primarily relates to accrued post-petition interest expense.

See Note 3 of the Notes to Consolidated Financial Statements for further discussion of our Chapter 11 claims assessment and certain settlements approved by the Bankruptcy Courts.

Applicability of Fresh Start Accounting

We may be required, as part of our emergence from Chapter 11, to adopt fresh start accounting in a future period. Our final determination of the applicability of fresh start accounting will be made prior to filing our Form 10-Q for the period ending March 31, 2008. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start accounting date. As a result, the fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different than historical trends and those differences may be material.

Currently our fresh start calculation indicates that we do not meet the criteria to adopt fresh start accounting because the reorganization value of our assets exceeds the total of post-petition liabilities and allowed claims. Our calculation included the following significant estimates and judgments:

•

Our fresh start calculation includes estimates related to the future settlements of disputed claims that have not yet been finally adjudicated, may continue past our emergence date, and no assurances can be given that settlements may not be materially higher or lower than we estimated in calculating the applicability of fresh start accounting.

•

The fresh start applicability test was applied to the period immediately preceding the Effective Date rather than the date of the Confirmation Order, as we concluded that such order was not effective until all conditions precedent as enumerated in our Plan of Reorganization were satisfied, in particular the closing and funding of our Exit Facilities.

Revenue Recognition and Accounting for Commodity Derivative Instruments

We enter into commodity derivative instruments to manage fixed price power and natural gas risk in a manner consistent with our business plan. The majority of this activity is related to the fuel and power price risk associated with our generation assets and our contractual obligations. We use a variety of derivative instruments including the following: physical options, financial options, financial swaps, and physical contracts.

We also routinely enter into physical commodity contracts for sales of our generated electricity to manage risk and capture the value inherent in our generation. Such contracts often meet the criteria of a derivative but are generally eligible for the normal purchases and sales exception. Certain other contracts do not meet the definition of a derivative and may be considered leases or other executory contracts. We apply lease or traditional accrual accounting to these contracts that are exempt from derivative accounting or do not meet the definition of a derivative instrument.

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value. The following is a summary of the most significant estimates and assumptions associated with the calculation of fair value of our commodity derivative instruments. See “—Financial Market Risks” for a sensitivity analysis of the fair value of our commodity derivative instruments.

Pricing — We make estimates about future prices during periods for which price quotes are not available from sources external to us. We derive our future price estimates based on extrapolation of prices from prior periods where external price quotes are available. We perform this extrapolation by using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.

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

Liquidity Reserves — We value our forward positions at the mid-market price, or the price in the middle of the bid-ask spread. This creates a risk that the value reported by us as the fair value of our derivative positions will not represent the realizable value or probable loss exposure of our derivative positions if we are unable to liquidate those positions at the mid-market price. Adjusting for this liquidity risk states our derivative assets and liabilities at their most probable value. Through December 31, 2007, we have used a two-step quantitative and qualitative analysis to determine our liquidity reserve.

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

Our accounting for commodity derivative instruments will be affected by the adoption of SFAS No. 157, “Fair Value Measurements” for 2008. See Note 2 of the Notes to Consolidated Financial Statements for further discussion regarding the adoption of this standard. Starting January 1, 2008, we will modify the first step above for establishing liquidity reserves and apply liquidity reserves to all contracts to which we apply derivative accounting.

See Note 13 of the Notes to Consolidated Financial Statements for further discussion of our commodity derivative instruments.

Impairment Evaluation of Long-Lived Assets

We evaluate long-lived assets, such as property, plant and equipment, equity method investments, turbine equipment, patents, and other definite-lived intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends, a determination that a suspended project is not likely to be completed or when we conclude that it is more likely than not that an asset will be disposed of or sold. If an impairment is the result of a restructuring activity, it is included in reorganization items on our Consolidated Statement of Operations.

Accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying amount of that asset, the carrying value of the asset must be adjusted to the fair value of the asset. The asset’s fair value generally represents the discounted expected future cash flows from that asset, or in the case of assets we expect to sell, the fair value less costs to sell. The fair value could also represent the asset’s salvage value. The following is a summary of the most significant estimates and assumptions associated with our long-lived asset evaluation.

Undiscounted Expected Future Cash Flows — Estimates of undiscounted expected future cash flows incorporate the future supply and demand relationships for electricity and natural gas, the expected pricing for those commodities, likelihood of continued development and the resultant commodity margins in the various regions where we generate electricity. If management concludes that it is more likely than not that an operating plant will be sold or otherwise disposed of, we do an evaluation of the probability-weighted expected future cash flows, giving consideration to both the continued ownership and operation of the power plant and consummating a sale or other disposition of the plant. Certain of our operating plants are located in regions with depressed demands and commodity margins. Our forecasts generally assume that commodity margins will increase in future years in these regions as the supply and demand relationships improve.

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

As of December 31, 2007, our NOL and credit carryforwards consists of federal carryforwards of approximately $5.1 billion which expire between 2023 and 2027. This includes an NOL carryforward of approximately $466 million for CCFC, a subsidiary that was deconsolidated for U.S. tax purposes in 2005.

Under federal income tax law, NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations if we were to undergo an ownership change as defined by the Internal Revenue Code. We experienced an ownership change on the Effective Date as a result of the distribution of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. We do not expect the annual limitation from this ownership change to result in the expiration of the NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. If a subsequent ownership change were to occur as a result of future transactions in our stock, accompanied by a significant reduction in the market value of the company immediately prior to the ownership change, our ability to utilize the NOL carryforwards may be significantly limited.

In accordance with our Plan of Reorganization, our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions are designed to minimize the likelihood of any potential adverse federal income tax consequences resulting from an ownership change; however, these restrictions may not prevent an ownership change from occurring. These restrictions are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our Board of Directors.

GAAP requires that we consider all available evidence and tax planning strategies, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our history of losses, we were unable to assume future profits; however, at December 31, 2007, we were able to consider available tax planning strategies due to our imminent emergence from Chapter 11. Future income from reversals of existing taxable temporary differences and tax planning strategies allowed a larger portion of the deferred tax assets to be offset against deferred tax liabilities resulting in a significant release of previously recorded valuation allowances.

We have provided a valuation allowance of $2.4 billion on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized. For the years ended December 31, 2007, 2006 and 2005, the net change in the valuation allowance was an increase of $80 million, $682 million, and $1.6 billion, respectively, and primarily relates to NOL carryforwards.

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We derecognize previously recognized tax positions in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination. The determination and calculation of uncertain tax positions involves significant judgment in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations. As of December 31, 2007, we have $173 million of unrecognized tax benefits from uncertain tax positions.

See Note 9 of the Notes to Consolidated Financial Statements for further discussion of our accounting for income taxes.

Initial Adoption of New Accounting Standards in 2007

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. See Note 9 of the Notes to Consolidated Financial Statements for further details regarding the adoption of FIN 48.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Substantive Consolidation

In confirming the Plan of Reorganization, the U.S. Bankruptcy Court authorized the “substantive consolidation” of the estates of affiliated debtors for purposes confirming and consummating the Plan of Reorganization. Substantive consolidation involves the pooling of assets and liabilities of the affected debtors to effectively treat them as single corporate entity. Accordingly, on and after the Effective Date, all assets and liabilities of the U.S. Debtors were treated as though they were merged into the estate of Calpine Corporation for purposes associated with confirmation and consummation of the Plan of Reorganization, and all guarantees by any U.S. Debtor of the obligations of any other U.S. Debtor were eliminated so that any claim and any guarantee thereof by any U.S. Debtor, as well as any joint and several liability of any U.S. Debtor with respect to any other U.S. Debtor were treated as one collective obligation of the U.S. Debtors. However, substantive consolidation does not affect the legal and organizational structure of any of the U.S. Debtors or their separate corporate existences or any pre- or post-petition guarantees, liens, or security interests that are required to be maintained under the Bankruptcy Code, under the Plan of Reorganization, or in connection with contracts or leases that were assumed or entered into during the U.S. Debtors’ Chapter 11 cases. The determination to substantively consolidate, in this circumstance, depends in part on whether the affairs of the debtors are so entangled that the consolidation will benefit all creditors. After arduous due diligence performed by counsel and financial advisors it was our view that certain of the controls over intercompany accounting, controls that help ensure that intercompany transactions are recorded accurately and can be reconciled, were not operating effectively at the subsidiary level. Due to the ineffectiveness of certain of the controls over intercompany transactions, we relied on the following compensating controls, which operated at a level of precision that would prevent or detect a misstatement that could be material to us:

•

Our procedures require all intercompany transactions to be recorded in standardized “affiliate” accounts which are for the exclusive use of recording intercompany transactions, and the balances in such accounts are properly eliminated in consolidation. To ensure that intercompany balances have properly eliminated, “Intercompany Out-of-Balance” reports are run daily during the monthly closing process and distributed to all accountants at the Company to identify and correct any out-of-balance occurrences in each affiliate account.

•

To provide reasonable assurance that no intercompany transactions have inadvertently been recorded in accounts set aside for transactions with third parties, we perform an analysis of each account with third party balances during the quarterly closing process. These analyses are reviewed by our accounting management.

In addition to the recurring compensating controls above, subsequent to our Chapter 11 filings, we undertook an initiative to review our consolidation process to ensure that all intercompany related transactions eliminated upon consolidation. This review included all intercompany and investment-in-affiliate accounts. Based on this review, our management team was satisfied that all intercompany account balances are eliminated upon consolidation.

In the implementation of the compensating or mitigating controls, we took into account whether the controls adequately address the risks that a material misstatement of the Consolidated Financial Statements would be prevented or detected in a timely manner. As stated above we concluded that we were reasonably assured that our disclosure controls and procedures were effective. By reasonable assurance we mean a level of detail and degree of assurance that would satisfy a prudent official in the conduct of their own affairs.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Calpine have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Robert P. May Announces Intent to Leave Calpine. On February 29, 2008, after discussion with our Board of Directors, Mr. R. May, our Chief Executive Officer and a director, announced his intent to leave the Company and to resign from the Board of Directors once a successor is in place. In order to ensure an orderly transition, the Board intends to extend Mr. R. May’s employment contract with us until the management transition has been completed.

The Board has formed a search committee and will be selecting an executive search firm to identify qualified candidates to lead the Company on a permanent basis. The members of the search committee are Mr. Patterson, who is also the Chairman of our Board of Directors, Ms. O’Leary and Mr. Cassidy.

Thomas N. May Separation Agreement. On November 28, 2007, we entered into a Separation Agreement and General Release with Thomas N. May in connection with the September 14, 2007, termination of his employment as our Executive Vice President and President, CMSC. The agreement provides, among other things, that Mr. T. May will receive a guaranteed minimum success fee of $1 million (equal to two times his base salary at the time his employment was terminated), and will remain eligible to participate in the EIP as though he were employed as Executive Vice President and President, CMSC as of the Effective Date. The agreement also provides for us to pay to Mr. T. May a lump sum of $150,000 for certain relocation and legal expenses, for continued health benefits for Mr. T. May and his dependants at our expense for a period of 12 months following the termination of his employment, and that we shall seek to treat Mr. T. May the same as current executive-level employees in connection with obtaining U.S. Bankruptcy Court approval of the release of claims we or our creditors may have against Mr. T. May or in connection with the indemnification of Mr. T. May by us for claims related to Mr. T. May’s services. In addition, we waived any right we may have had to recoup any portion of Mr. T. May’s signing bonus.

The agreement provides that Mr. T. May will not use, among other things, or disclose any of our proprietary information and that he will not (i) engage in certain competitive activities for a period of 12 months following the termination of his employment or (ii) solicit any of our employees to resign from employment with us or to apply for or accept employment with any other company or enterprise. Pursuant to the agreement, Mr. T. May also provided us with a general release.

This description of the Separation Agreement and General Release is qualified in its entirety by reference to the terms of such agreement, a copy of which is filed as Exhibit 10.6.14.2 hereto.

2008 Calpine Incentive Program. On January 17, 2008, we established goals for the 2008 Calpine Incentive Program which will provide for incentive payments to certain employees eligible to participate. The 2008 CIP goals require that the Company meet a minimum threshold performance of at least 80% of budgeted target EBITDAR of $1.694 billion in order for the 2008 CIP to be funded. In connection with the final pool funding process, the Compensation Committee will review our performance and will have the discretion to adjust the final funding up or down based on unplanned extraordinary events. If the minimum threshold performance is met, the 2008 CIP funding will be based on achievement in two goal areas, each of which will account for 50% of the program funding. It will be possible to receive funding in one area and not the other depending on our ultimate performance:

•

Corporate Financial Goal: to receive any funding for this portion of the 2008 CIP, we must achieve a minimum of 90% of the budgeted target EBITDAR (which amount may be adjusted as described above for extraordinary events).

•

Departmental Financial Goal: if a department exceeds its established expense budget by more than 10%, the department will receive no funding for this portion of the 2008 CIP. If a department exceeds its expense budget by 10% or less, funding for this portion of the 2008 CIP will be reduced 1% for each percent above budget. If a department performs at or under budget, it will receive the full 50% funding.

If the 2008 CIP receives funding, individual incentive payments will be based on the supervisor’s assessment of the participant’s overall performance, the participant’s achievement of goals, corporate and departmental budgetary performance and the participant’s work toward cultural and leadership initiatives. Employees at the executive vice president level, as well as employees at the senior vice president, vice president, director and manager levels participate in the 2008 CIP. Certain of our named executive officers are eligible to participate on the same basis as other employees at their level. Additional individual contributors may be eligible as determined by the plan administrator.

Emergence Incentive Plan. Although the exact amounts of the EIP bonuses will not be determined until later in 2008, we established estimated EIP bonus amounts for (i) Mr. R. May in accordance with the minimum success fee formula provided in his employment agreement applied to an estimated market-based adjusted enterprise value as of December 31, 2007, and (ii) our other named executive officers, and one of our former named executive officers, based on (a) funding of the EIP incentive pool based on an estimated plan adjusted enterprise value and market-based adjusted enterprise value as of December 31, 2007, and (b) the portion of the EIP incentive pool that our Chief Executive Officer allocated to the named executive officer. The estimated EIP bonus amount for the former named executive officer, Mr. Eric Pryor, is $1,700,166. The estimated EIP bonus amounts for each of our current named executive officers is set forth under Item 11. “Executive Compensation — Compensation Discussion and Analysis — 2008 Compensation.”

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth in the table below is a list of our directors, serving at the time of the filing of this Report, together with certain biographical information, including their ages as of February 28, 2008.

Name	Age	Principal Occupation
Kenneth T. Derr	71	Director, Calpine Corporation

Frank Cassidy	61	Retired President and Chief Operating Officer, PSEG Power LLC

Robert C. Hinckley	60	Consultant

Robert P. May	58	Chief Executive Officer, Calpine Corporation

David C. Merritt	53	Senior Vice President and Chief Financial Officer, iCRETE LLC

W. Benjamin Moreland	44	Executive Vice President and Chief Financial Officer, Crown Castle International Corp

Denise M. O’Leary	50	Private Venture Capital Investor

William J. Patterson	46	Managing Director, SPO Partners & Company

J. Stuart Ryan	48	Founding Owner and President, Rydout LLC

Kenneth T. Derr became a director of the Company in May 2001. Mr. Derr served as our Chairman of the Board from November 2005 until January 31, 2008, and he served as our Acting Chief Executive Officer from November to December 2005. In 1999, he retired as the Chairman and Chief Executive Officer of Chevron Corporation, an international oil company. He held this position since 1989, after a 39-year career with the Chevron Corporation. Mr. Derr obtained a Bachelor of Science degree in Mechanical Engineering from Cornell University in 1959 and a Master of Business Administration degree from Cornell University in 1960. Mr. Derr serves as a director of Citigroup, Inc. and Halliburton Company. Mr. Derr is chair of the Compensation Committee.

Frank Cassidy became a director of the Company on January 31, 2008. Prior to his retirement in 2007, Mr. Cassidy was employed at Public Service Enterprise Group, Inc., an energy and energy services company since 1969. From 1999 to 2007, Mr. Cassidy served as President and Chief Operating Officer of PSEG Power LLC, the wholesale energy subsidiary of PSEG. From 1996 to 1999, Mr. Cassidy was President and Chief Executive Officer of PSEG Energy Technologies, Inc. Prior to 1996, Mr. Cassidy held various positions of increasing responsibility at the Public Service Electric and Gas Company. Mr. Cassidy obtained a Bachelor of Science degree in Electrical Engineering from the New Jersey Institute of Technology in 1969 and a Master of Business Administration degree from Rutgers University in 1974. Mr. Cassidy is a member of the Compensation Committee.

Robert C. Hinckley became a director of the Company on January 31, 2008. From 1999 to 2001, Mr. Hinckley was an advisor to Xilinx Corporation, a supplier of programmable logic devices, and from 1991 to 1999 he was the Vice President, Strategic Plans and Programs as well as General Counsel and Secretary of Xilinx Corporation. Prior to joining Xilinx, Mr. Hinckley was the Senior Vice President and Chief Financial Officer of Spectra Physics Holdings, Incorporated. Mr. Hinckley spent 11 years in the U.S. Navy as a weapons officer and staff judge advocate. Mr. Hinckley earned a Bachelor of Science degree from the U.S. Naval Academy in 1969. He earned his Juris Doctorate degree from Tulane University Law School in 1979. Mr. Hinckley is a member of both the Audit Committee and the Nominating and Governance Committee.

Robert P. May has served as Chief Executive Officer and a director of the Company since December 2005. Prior to joining the Company, Mr. May served as Interim President and Chief Executive Officer of Charter Communications, Inc. from January 2005 to August 2005. He served as a director of HealthSouth Corporation from October 2002 to October 2005 and as its Chairman of the Board from July 2004 to October 2005. From March 2003 to May 2004, he served as HealthSouth’s Interim Chief Executive Officer and from August 2003 to January 2004, he served as Interim President of its Outpatient and Diagnostic Division. Since March 2001, Mr. May has been a private investor and principal of RPM Systems, which provides strategic business consulting services. From March 1999 to March 2001, Mr. May served as a director and was the Chief Executive Officer of PNV Inc., a national telecommunications company. Mr. May was Chief Operating Officer and a director of Cablevisions Systems Corp. from October 1996 to February 1998. He held several senior executive positions with Federal Express Corporation, including President, Business Logistics Services, from 1973 to 1993. Mr. May was educated at Curry College and Boston College and attended Harvard Business School’s Program for Management Development. Mr. May also serves as a director of Charter Communications, Inc. and a member of Deutsche Bank America’s Advisory Board.

David C. Merritt became a director of the Company in February 2006. Since October 2007, Mr. Merritt has served as Senior Vice President and Chief Financial Officer of iCRETE LLC. From October 2003 until September 2007, he served as Managing Director of Salem Partners LLC, an investment banking firm. From January 2001 to April 2003, he served as Managing Director in the Entertainment Media Advisory Group at Gerard Klauer Mattison & Co., Inc., a company that provides advisory services to the entertainment media industries. Mr. Merritt was an audit and consulting partner of KPMG LLP from 1985 to 1999. Mr. Merritt obtained a Bachelor of Science degree in Business and Accounting from California State University, Northridge in 1975. Mr. Merritt also serves as a director of Outdoor Channel Holdings, Inc. and Charter Communications, Inc. Mr. Merritt is the chair of the Audit Committee.

W. Benjamin Moreland became a director of the Company on January 31, 2008. Since 1999, Mr. Moreland has been employed by Crown Castle International Corp, a provider of wireless communications infrastructure in Australia, Puerto Rico and the U.S., in various capacities, including his current position as Executive Vice President and Chief Financial Officer. Prior to joining Crown Castle International, he held various positions in corporate finance and real estate investment banking with Chase Manhattan Bank from 1984 to 1999. He graduated from the University of Texas in 1984 with a Bachelor of Business Administration degree. Mr. Moreland also earned a Master of Business Administration degree from the University of Houston in 1988. Mr. Moreland is also a director at Crown Castle International Corp. Mr. Moreland is a member of the Audit Committee.

Denise M. O’Leary became a director of the Company on January 31, 2008. Since 1996, she has been a private venture capital investor in a variety of early stage companies. From 1983 to 1996, Ms. O’Leary was an associate, then general partner, at Menlo Ventures, a venture capital firm providing long-term capital and management services to development stage companies. She graduated from Stanford University in 1979 with a Bachelor of Science degree in Industrial Engineering. Ms. O’Leary obtained her Master in Business Administration degree from Harvard Business School in 1983. Ms. O’Leary is also a director of U.S. Airways Group, Inc., and Medtronic, Inc. Ms. O’Leary is the chair of the Nominating and Governance Committee.

William J. Patterson became a director of the Company on January 31, 2008. Mr. Patterson is a Managing Director of SPO Partners & Company, a private investment partnership that he joined in 1989. From 1985 to 1987, Mr. Patterson was a financial analyst at The Goldman Sachs Group, Inc., where he was involved in structuring and arranging financing for leveraged buyouts and in privately placing debt and equity securities. Mr. Patterson earned a Bachelor of Arts degree from Harvard University in 1984, a Graduate Diploma in Economics from the Australian National University in 1985, and a Master in Business Administration degree from Stanford University in 1989. Mr. Patterson is the Chairman of the Board and a member of the Nominating and Governance Committee.

J. Stuart Ryan became a director of the Company on January 31, 2008. Mr. Ryan is the founding owner and President of Rydout, LLC, a private investment firm focused on the energy and power industries since February 2003. He also has been a venture partner with SPO Partners & Company since 2003. From 1986 through 2003, Mr. Ryan held various management positions with The AES Corporation, a global power company, including Executive Vice President from February 2000 and Chief Operating Officer from February 2002. Mr. Ryan earned a Bachelor of Science degree from Lehigh University in 1981. He also earned a Master of Business Administration degree from Harvard University in 1986. Mr. Ryan is a member of the Compensation Committee.

Our current board of directors was selected pursuant to the Board Selection Term Sheet, dated as of June 27, 2007, and included as Exhibit 17 to the Plan Supplement. The members of the board of directors were selected by the Creditors’ Committee and the Company to serve as a director on the reorganized Calpine Corporation’s post-Emergence Date Board of Directors.

Set forth in the table below is a list of our executive officers, serving at the time of the filing of this Report, who are not directors, together with certain biographical information, including their ages as of February 28, 2008.

Name	Age	Principal Occupation
Charles B. Clark, Jr.	60	Senior Vice President and Chief Accounting Officer

Lisa J. Donahue	43	Senior Vice President and Chief Financial Officer

Gregory L. Doody	43	Executive Vice President, General Counsel and Secretary

Gary M. Germeroth	49	Executive Vice President and Chief Risk Officer

Michael D. Rogers	50	Senior Vice President and President of Power Operations

Charles B. Clark, Jr. has served as Senior Vice President and Chief Accounting Officer since December 2006 and his responsibilities include internal financial reporting, external financial reporting, both SEC and bankruptcy, and special projects. He served previously as Senior Vice President since September 2001 and Corporate Controller since May 1999. He was the Director of Business Services for Geysers operations from February 1999 to April 1999. He also served as a Vice President from May 1999 until September 2001. Prior to joining us, Mr. Clark served as the Chief Financial Officer of Hobbs Group, LLC from March 1998 to November 1998. Mr. Clark also served as Senior Vice President, Finance and Administration, of CNF Industries, Inc. from February 1997 to February 1998. He served as Vice President and Chief Financial Officer of Century Contractors West, Inc. from May 1988 to January 1997. Mr. Clark obtained a Bachelor of Science degree in Mathematics from Duke University in 1969 and a Master of Business Administration degree, with a concentration in Finance, from Harvard Graduate School of Business Administration in 1976.

Lisa J. Donahue has served as Senior Vice President and Chief Financial Officer since November 2006. She is a Managing Director of AlixPartners and its affiliate AP Services. We retained AP Services in connection with our Chapter 11 restructuring. Ms. Donahue, who has been associated with AlixPartners since February 1998, will remain a Managing Director of each of AlixPartners and AP Services while serving as our Chief Financial Officer. Since joining AlixPartners, Ms. Donahue has also served as an executive officer of several public companies, including most recently as Chief Executive Officer of New World Pasta Company from June 2004 through December 2005, and as Chief Financial Officer and Chief Restructuring Officer of Exide Technologies from October 2001 through February 2003. Ms. Donahue is a 1988 graduate of Florida State University.

Gregory L. Doody has served as Executive Vice President, General Counsel and Secretary since July 2006. He oversees all of our legal, government and regulatory affairs and has acted as Chief Restructuring

Officer since January 2007. Prior to joining us, Mr. Doody held different positions at HealthSouth Corporation from July 2003 through July 2006, including Executive Vice President, General Counsel and Secretary. From August 2000 through March 2004, Mr. Doody was a Partner at Balch & Bingham LLP, a regional law firm based in Birmingham, Alabama, while he also acted as Interim Corporate Counsel and Secretary of HealthSouth Corporation from September 2003 until March 2004. He earned a Bachelor of Science, Management degree from Tulane University in 1987 and a Juris Doctor degree from Emory University’s School of Law in 1994. He is a member of the Alabama State Bar, Birmingham Bar Association and the American Bar Association. Mr. Doody also is a member of the Executive Committee of The Federalist Society’s Corporations and Securities and Antitrust Practice Group.

Gary M. Germeroth has served as Executive Vice President and Chief Risk Officer since June 2007. His responsibilities include maintaining oversight of our risk management framework and assuring that our complex risks are communicated and understood throughout the organization. He previously worked for PA Consulting Group and its predecessor firm, Hagler Bailly Risk Advisors, since 1999. Prior to joining PA Consulting Group, Inc. in 1999, Mr. Germeroth held a variety of controllership, risk control and treasury positions at various entities in his energy career. Mr. Germeroth has more than 27 years of experience in energy strategy and risk management, having directed a variety of commercial strategy, enterprise risk management and corporate restructuring projects for multiple companies. He has led efforts related to corporate governance, portfolio risk evaluation, operational risk management, strategic options analysis, management of portfolio capital requirements, organizational and business process design, transaction settlement and financial accounting. He obtained a Bachelor of Science degree in Finance from the University of Denver in 1980.

Michael D. Rogers has served as Senior Vice President and President of Power Operations since December 2007. Mr. Rogers is responsible for managing our portfolio of natural gas-fired and geothermal power plants. He is also responsible for our engineering, construction, asset management and turbine maintenance activities. Mr. Rogers served as Interim Executive Vice President – Power Operations from September to December 2007. Prior to that, he served as Senior Vice President, Western Region from March 2006 to August 2007, as Vice President, Regional Operations from February 2003 to February 2006, and as Director of Business Development from April 2001 to January 2003. Mr. Rogers was also Chief Operating Officer of the Canadian CPIF from 2005 until the CPIF’s sale in 2007. He has previous experience in power plant operations, control area operations and energy trading with PG&E, including positions as Plant Engineer, Supervisor of Maintenance, Plant Manager, Manager of Grid Operations and Director of Generation Portfolio Management. Mr. Rogers obtained a Bachelor of Science degree in Chemical Engineering from the University of California at Davis in 1980.

Certain Legal Proceedings

As a result of our filing a voluntary petition under Chapter 11 of the Bankruptcy Code on December 20, 2005, each of Messrs. R. May, Derr and Clark has served as an executive officer of a company that filed a petition under the federal bankruptcy laws within two years prior to such filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company’s equity securities, to file with the SEC initial reports of beneficial ownership, reports of changes in beneficial ownership of common stock and other equity securities of the Company, and to provide the Company with a copy.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company is not aware of any instances of noncompliance with the Section 16(a) filing requirements by any director, officer, and beneficial owner of more than 10% of any class of equity securities of the Company’s equity securities during the year ended December 31, 2007.

Stockholder Nominees to Board of Directors

We have not yet adopted procedures by which stockholders may recommend director candidates for consideration by our Nominating and Governance Committee because we did not hold annual meetings of stockholders during the pendency of our Chapter 11 cases. We anticipate that our next annual meeting of stockholders will be held in 2009.

Audit Committee and Designated Audit Committee Financial Experts

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and its members are Mr. Merritt, who serves as Chairperson, and Messrs. Hinckley and Moreland. The Board of Directors has evaluated the members of the Audit Committee, and determined that each member is independent, as independence for audit committee members is defined under the listing standards of the NYSE. The Board also determined that each member of the Audit Committee is financially literate and has designated each of them as “audit committee financial experts” as defined in SEC Regulation S-K Item 407(d)(5). Mr. Merritt serves on the audit committee of two other publicly traded companies. The Board has made a determination that in each case, simultaneous service on the audit committees of such other companies does not impair Mr. Merritt’s ability to effectively serve on our Audit Committee.

Code of Conduct

Our Code of Conduct regulates related party transactions and applies to all directors, officers and employees. It requires that each individual deal fairly, honestly and constructively with governmental and regulatory bodies, customers, suppliers and competitors, and it prohibits any individual’s taking unfair advantage through manipulation, concealment, abuse of privileged information or misrepresentation of material facts. Further, it imposes an express duty to act in the best interests of the Company and to avoid influences, interests or relationships that could give rise to an actual or apparent conflict of interest. If any question as to a potential conflict of interest arises, employees are directed to notify their supervisors and the Office of the General Counsel and, in the case of directors and the Chief Executive Officer, they are to notify the Audit Committee of our Board of Directors. Our Code of Conduct also prohibits directors, officers and employees from competing with us, using Company property or information, or such employee’s position, for personal gain, and taking corporate opportunities for personal gain. Waivers of our Code of Conduct must be explicit. The director, officer or employee seeking a waiver must provide his supervisor and the Office of the General Counsel with all pertinent information and, if the Office of the General Counsel recommends approval of a waiver, it shall present such information and the recommendation to the Audit Committee of our Board of Directors. A waiver may only be granted if (i) the Audit Committee is satisfied that all relevant information has been provided and (ii) adequate controls have been instituted to assure that the interests of the Company remain protected. In the case of our Chief Executive Officer and our directors, any waiver must be approved by the Audit Committee and the Nominating and Governance Committee as well. Any waiver that is granted, and the basis for granting the waiver, will be publicly communicated as appropriate, including posting on our website, as soon as practicable. We granted no waivers under our Code of Conduct in 2007. A copy of the Code of Conduct is posted on our website at www.calpine.com. We intend to post any amendments and any waivers of our Code of Conduct on our website within four business days.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview. 2007 was a transition year for us in many respects, but particularly with respect to the compensation of our executives, as we continued to rely on compensation programs appropriate for a company in bankruptcy, but also began to plan for our emergence from Chapter 11. During 2006 and early 2007, the primary objectives of our Compensation Committee of our Board of Directors were to attract, motivate and retain talented, qualified executive officers who could successfully lead us to emergence from Chapter 11 and into the next phase of growth following our Chapter 11 restructuring. During 2007, however, we began to focus more carefully on our post-emergence compensation arrangements including the ability once again to use equity compensation. Accordingly, the following discussion and analysis of the compensation for our executive officers discusses the objectives of both our post-bankruptcy compensation programs and the programs that were in effect during our bankruptcy.

Furthermore, 2008 will also reflect significant transitions in two important respects relating to our executive compensation practices. First, as discussed above, effective as of January 31, 2008, we have several new directors, including new members of the Board’s Compensation Committee. The following discussion and analysis of our compensation policies and objectives reflects the views and the efforts of the Compensation Committee as it was constituted prior to our emergence from Chapter 11. Some of those policies and objectives may evolve once our new Compensation Committee begins its work. Second, until January 31, 2008, the date of our emergence from Chapter 11, we were required to submit all of our executive compensation arrangements to the U.S. Bankruptcy Court for its approval. Accordingly, all of the arrangements discussed below, including those that became effective on January 31, 2008, have been approved by the U.S. Bankruptcy Court.

Use of Compensation Consultants. As part of the process of evaluating our current compensation structure and our compensation programs following our emergence, the Compensation Committee retained Towers Perrin, a national compensation consulting firm, as its compensation advisor. Towers Perrin reviewed our 2007 compensation programs but was also specifically asked to provide information regarding typical market practices for compensating management and outside directors following emergence from bankruptcy. The Towers Perrin analysis and the effect it had on our compensation decisions are reflected in the following discussion of both 2007 compensation and post-emergence compensation.

2007 Compensation. Our 2007 compensation structure continued to reflect our bankruptcy status, particularly with respect to our need to rely exclusively on cash compensation. In 2007, the executive officers’ compensation packages primarily consisted of base salary and annual bonus payments. The bonuses were designed to reward the achievement of certain milestones in our Chapter 11 restructuring, and to attract and retain executives with the appropriate experience, and to motivate them under a pay-for-performance and pay-at-risk program.

Base Salary. We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. With the exceptions of Mr. R. May and Mr. Doody, both of whose 2007 base salary was established by contract, as described below following the Summary Compensation Table in a section entitled “Summary of Employment Agreements,” and Ms. Donahue and Mr. Filsinger, who provide services to us pursuant to separate arrangements, also described below, the base salary of each of our named executive officers in the Summary Compensation Table is reviewed on an annual basis, and adjustments are made to reflect performance-based factors, as well as competitive conditions. During its review of base salaries, the Compensation Committee primarily considers:

•	Our budget for annual merit increases;

•	Market data of our peer group of companies provided by outside consultants;

•	The internal equity of each executive’s compensation, both individually and relative to the other executive officers; and

•	The individual performance of each executive officer.

We do not apply specific formulas to determine increases. Generally, executive salaries are adjusted effective January 1 of each year. In December 2007, however, the Compensation Committee increased Mr. Rogers’ salary to reflect his promotion to Senior Vice President and President of Power Operations.

Bonuses. The CIP, effective January 1, 2007, was created to provide bonuses to approximately 600 employees which includes all our employees at or above the level of manager and covers all our executive officers, with the exception of Mr. R. May, whose annual bonus is governed by his employment agreement, discussed below. The CIP bonus pool is funded only upon the achievement of certain corporate milestones set by the Compensation Committee.

The overall funding of the CIP bonus pool can vary from 90% to 110% of a target pool, based on performance as determined by the Compensation Committee. The overall corporate goals for 2007 were to (i) meet or exceed the 2007 adjusted cash flow target of $241 million and (ii) complete the Plan of Reorganization and debt restructuring. There were also individual performance goals for each participating employee. The Compensation Committee selected the corporate goals because they were directly related to helping us emerge from Chapter 11. Awards to executive vice presidents are entirely dependent upon Calpine achieving corporate goals and are recommended by our Chief Executive Officer and determined by the Compensation Committee. Awards to senior vice presidents are based primarily on achieving corporate goals, but also depend on achieving personal goals established by each officer and approved by our Chief Executive Officer. For 2007, the executive officers established personal goals relating to key strategic initiatives and progress towards Chapter 11 restructuring and emergence.

Upon achieving the specified goals, no less than $20.06 million would be allocated to the target incentive pool. Because we exceeded our target cash flow, the Compensation Committee allocated $24.5 million to the CIP bonus pool.

Once funds are allocated to the CIP bonus pool because of the attainment of the performance targets, the pool is then allocated among the participants. Target annual bonus levels for executive officers vary between 40% and 125% of base salary, depending primarily on position within the Company and discretionary factors set by the Compensation Committee. For 2007, the bonuses paid to our named executive officers (other than Mr. R. May) ranged from 40% to 100% of base salary. The Compensation Committee has discretion to adjust the target bonus level for any individual lower or higher; however, the total amount of bonuses awarded cannot exceed the amount available in the CIP bonus pool.

Except for Mr. R. May, executive officers who participate in the CIP generally do not have guaranteed minimum bonus amounts, and the CIP does not establish a maximum bonus that may be awarded to any individual. The overall size of the pool and the need to allocate the pool among a large number of participants effectively moderates the size of the awards.

Mr. R. May’s employment agreement provides for a minimum guaranteed bonus of 100% of his base salary ($1,500,000) for the year ending December 31, 2007, to be paid in 2008. As shown on the Summary Compensation Table below, Mr. R. May’s actual bonus exceeded that amount because of his efforts in connection with our new funding arrangements and getting the Plan of Reorganization confirmed. The actual bonuses paid to our named executive officers are reflected on the Summary Compensation Table below. The arrangements by which Ms. Donahue and Mr. Filsinger provide services to us do not provide for their participation in the CIP.

Review of Total 2007 Compensation. To help us evaluate our overall 2007 compensation, Towers Perrin compared our current level of cash compensation for our executive officers to compensation paid by a peer group. Towers Perrin conducted a custom compensation proxy review, using an independently established peer group, consisting primarily of energy companies and utilities because those are the companies with which we compete for our executive officers. This peer group consisted of the following companies:

AES Corporation	Duke Energy Corp.	Mirant Corporation

American Electric Power Co., Inc.	Dynegy Inc.	NRG Energy, Inc.

Constellation Energy Group, Inc.	Exelon Corp.	Reliant Energy, Inc.

Dominion Resources, Inc.	FPL Group, Inc.

In addition, Towers Perrin considered the following three additional sources of data related to executive compensation: (i) Energy Merchants & Traders Data from 20 companies that participated in Towers Perrin Energy Marketing and Trading Survey, (ii) Energy Services data for power operations positions in 21 companies with more than 10,000 MW of power generation capacity that participated in the 2006 Towers Perrin Energy Executive Compensation Database and (iii) general industry data for 87 companies with annual revenues of $6 billion to $10 billion that participated in the 2006 Towers Perrin General Industry Compensation Database.

Towers Perrin found that the total cash compensation (base salary plus target bonus) for our executive officers is within the range of competitive practices. Based on the data presented, the Compensation Committee concluded that the compensation provided to our named executive officers in 2007 was within the target range (50th percentile) and was fair relative to the peer group. As a result, the Compensation Committee concluded that no salary increases were necessary for 2008.

Ms. Donahue, who serves as our Senior Vice President and Chief Financial Officer, does not have an employment agreement with us and is not directly compensated by us. AP Services, an affiliate of AlixPartners, a financial advisory and consulting firm specializing in corporate restructuring, provides leased employees to us in connection with our restructuring. Ms. Donahue has been responsible for managing the engagement with us pursuant to our agreement with AP Services since December 17, 2005, and she has been providing services to us since November 29, 2005. Ms. Donahue’s services as Senior Vice President and Chief Financial Officer are provided pursuant to the agreement with AP Services. Ms. Donahue’s arrangement is described in more detail in the section entitled “Summary of Employment Agreements.”

Similarly, Mr. Filsinger, who served as our Interim Executive Vice President, Commercial Operations for a brief period in 2007, does not have an employment agreement with us and is not directly compensated by us. PA Consulting Group, Inc., a consulting firm we retained in connection with our Chapter 11 restructuring, provides leased employees to us. Mr. Filsinger’s services as Interim Executive Vice President, Commercial Operations were provided pursuant to the agreement with PA Consulting Group, Inc. Mr. Filsinger’s arrangement is described in more detail in the section entitled “Summary of Employment Agreements.”

2008 Compensation

Emergence Incentives. We believed that we would encourage the desired performance from our executive officers by ensuring each such individual had a substantial personal financial interest in our successful emergence from Chapter 11. Therefore, in 2006, the Compensation Committee, with the assistance of an executive compensation consulting firm, and the approval of the U.S. Bankruptcy Court, adopted our EIP. Because of our Chapter 11 filing and restructuring, traditional equity compensation arrangements were inappropriate for our executive officers in 2006 and 2007.

According to the EIP, upon our emergence from Chapter 11, EIP participants would receive emergence bonuses if we emerged from Chapter 11 with a threshold plan adjusted enterprise value (as defined in the EIP) of at least $5.0 billion. The EIP further provides that the incentive pool will increase by $285,000 for each $100 million increase in market-based adjusted enterprise value (as defined in the EIP). The plan provides that the Chief Executive Officer will select the participants and will determine the amounts of their EIP bonuses, with the exception of the EIP bonus amount payable to Mr. R. May, whose employment agreement provides a minimum guaranteed success fee of $4,500,000, and further provides that his success fee will increase by $239,000 for each $100 million increase in market-based adjusted enterprise value over $4.5 billion provided that the plan adjusted enterprise value exceeds $5.0 billion. The actual participants in the EIP were determined in 2007, and at that time we informed each participant of the minimum percentage of the EIP incentive pool that they would receive if the EIP incentive pool was funded. The participants include our named executive officers, with the exception of Ms. Donahue and Mr. Filsinger, because the arrangements by which Ms. Donahue and Mr. Filsinger provide services to us do not provide for their participation in the EIP, and Mr. Davido, whose separation agreement, described below, provides that he will not receive an EIP bonus.

When we emerged from Chapter 11 on January 31, 2008, our plan adjusted enterprise value exceeded $5.0 billion. Although the exact amounts of the bonuses will not be determined until later in 2008, we established the following estimated EIP bonus amounts for (i) Mr. R. May in accordance with the minimum success fee formula provided in his employment agreement applied to an estimated market-based adjusted enterprise value as of December 31, 2007, and (ii) our other named executive officers based on (a) funding of the EIP incentive pool based on an estimated plan adjusted enterprise value and market-based adjusted enterprise value as of December 31, 2007, and (b) the portion of the EIP incentive pool that our Chief Executive Officer allocated to the named executive officer:

Named Executive Officer	Estimated EIP Bonus
Robert P. May	$29,639,715
Lisa J. Donahue	—
Gregory L. Doody	10,400,171
Charles B. Clark, Jr.	1,700,166
Michael D. Rogers	2,210,216
Scott J. Davido	—
Thomas N. May	1,190,116
Todd W. Filsinger	—

Later in 2008, the exact amounts of the bonuses will be determined and paid in single lump sum payments to the participants. Mr. Doody’s estimated EIP bonus includes a portion of the amount payable to our Chief Restructuring Officer because he assumed that position in January 2007, and also includes an allocation of amounts payable from the executive pool. Mr. T. May’s separation agreement provides that he is eligible to participate in the EIP as if he were employed as our Executive Vice President and President, CMSC on the date of emergence.

Equity Compensation. The Compensation Committee also recognized that the EIP bonuses reward executives for work completed up to the time of emergence and do not provide any future incentive. Accordingly, the Compensation Committee asked Towers Perrin to analyze compensation practices of companies during the transition after emergence from bankruptcy.

Towers Perrin provided a summary of emergence grant practices in bankruptcy cases based on its review of public filings in 49 bankruptcy cases since 1999, representing organizations throughout a broad cross-section of industries and company sizes. The overview of emergence grant practices focused on the types of compensation provided to management post-emergence and specifically focused on equity compensation, since that is the form of compensation that is most typically re-introduced for senior executives after emergence from bankruptcy. Towers Perrin reviewed the forms of equity compensation provided to management post-emergence, the terms and conditions of equity plans, as well as the aggregate level of equity compensation both authorized and granted at emergence. Their analysis revealed that equity compensation is a common practice for companies emerging from bankruptcy. Towers Perrin concluded, and the Compensation Committee agreed, that equity compensation programs and incentive programs benefit the Company by directly aligning the interests of the new shareholders and the management team and by building incentive to maximize the value of the Company. Furthermore, Towers Perrin also concluded, and the Compensation Committee agreed, that providing for equity awards that would vest over time would enhance our ability to retain management post-emergence.

Also because large, publicly traded U.S. companies use equity compensation as a significant component of executive compensation packages, Towers Perrin provided an overview of market trends related to long-term incentive practices among major U.S. companies, focusing on companies outside of bankruptcy cases.

Based in large part on that review, but also recognizing the significant role that equity compensation plays in aligning the interests of executive officers with those of shareholders, the Board adopted the MEIP, effective January 31, 2008. The MEIP consists of two types of awards: a one-time grant on the date of emergence and annual discretionary awards. The MEIP awards will be provided to four groups: (i) our named executive officers, (ii) executive vice presidents and senior vice presidents, (iii) managers and vice presidents and (iv) other eligible employees. The awards to the first three groups consist of stock options and restricted stock, which will vest over a period of 12 to 36 months following grant, subject to the terms of the MEIP.

Up to 3% of the reorganized Calpine Corporation common stock issued and outstanding on the Effective Date will be reserved for awards under the MEIP. Approximately 1.3% of the shares will be granted as one-time emergence awards and the remaining approximately 1.7% will be used for future grants of annual discretionary awards.

Finally, Towers Perrin also analyzed our projected post-bankruptcy compensation, including the projected equity compensation under the MEIP, to determine whether our post-emergence compensation would allow us to remain competitive for quality executives in the energy industry. Towers Perrin assessed pay over a five-year period from 2006 through 2010, including base salaries and target annual bonuses, emergence equity grants, target emergence cash awards and guideline future annual equity grants. That study indicated that when combined with our cash compensation program, the MEIP results in total compensation that is consistent with market practices and will be at competitive market levels necessary to retain and motivate our executives.

Employment Agreements, Severance Agreements and Change in Control Benefits

During our bankruptcy, we thought it was sometimes appropriate to offer employment agreements to new executive officers in order to induce them to work for us while we were in bankruptcy. Post-emergence, however, we generally want to reduce the number of employment agreements. We plan to have employment agreements with our Chief Executive Officer and our Chief Operating Officer, but not with any of our other executive officers. Mr. Doody’s current employment agreement will expire during 2008.

We felt that our other executive officers would be adequately protected by the Calpine Corporation Change in Control and Severance Benefits Plan, which was adopted, effective January 31, 2008, to help retain qualified employees, maintain a stable work environment and provide financial security to certain employees in the event of a change in control and in the event of a termination of employment in connection with or without a change in control.

Retirement Benefits

Our primary objectives for providing retirement benefits are to partner with our employees to assist them in preparing financially for retirement, to offer benefits that are competitive, and to provide a benefits structure that allows for reasonable certainty of future costs.

Our primary retirement benefit is our 401(k) Plan, a defined contribution plan. For our executive officers as well as all other non-bargaining unit employees, Calpine matches employee contributions 100% up to 5% of eligible earnings, subject to all applicable regulatory limits. In addition, if an employee leaves our employment due to a retirement, the employee can use the money remaining in their health reimbursement account to pay for post-employment medical insurance.

We do not provide our executive officers any type of defined benefit retirement benefit or the opportunity to defer compensation pursuant to a non-qualified deferred compensation plan.

Perquisites and Other Personal Benefits.

We provide named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions during our relocation and restructuring. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Additionally, the employment agreements of Messrs. R. May and Doody provide for the reimbursement of reasonable commuting and relocation costs incurred by the executive officers in connection with the relocation of our corporate offices and in connection with their relocating to live near our corporate offices. Those payments terminated for Mr. Doody in January 2007 and for Mr. R. May in December 2007. Consistent with industry practice, we provided additional gross-up payments to make the individuals whole for the taxes resulting from these reimbursements.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes a public corporation from deducting compensation in excess of $1 million in any taxable year for its chief executive officer or any of its three other highest paid executive officers, not including the principal financial officer (for these purposes, the “Named Executives”). Performance-based compensation is not subject to that limitation. As part of its role, the Compensation Committee considers the anticipated tax treatment to us and the executive officers in its review and establishment of compensation programs and payments. The Compensation Committee believes that it is in our best interest to receive maximum tax deductions for compensation paid to the Named Executives. In general, we intend to pay performance-based compensation, including equity compensation, to preserve our ability to deduct the amounts paid to executive officers now that we have emerged from Chapter 11, although to maintain flexibility in compensating Named Executives in a manner designed to promote varying corporate goals, the Compensation Committee may award compensation that is not fully deductible under certain circumstances. During 2007, however, given the specific circumstances of the Chapter 11 restructuring, the inappropriateness of providing equity compensation, our ongoing need to attract executives with the appropriate experience to lead the company after its emergence, and the need to compensate executives for the loss of incentive compensation, the Compensation Committee decided it was appropriate to pay compensation that was not performance-based compensation and that would not be deductible under Section 162(m) of the Internal Revenue Code because it exceeds the $1 million cap.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

COMPENSATION COMMITTEE

Kenneth T. Derr, Chairperson
Frank Cassidy
J. Stuart Ryan

Summary Compensation Table 2007

The following table provides certain information concerning the compensation for services rendered to us during the year ended December 31, 2007, by the “named executive officers,” including (i) each person serving as a principal executive officer or a principal financial officer during the year ended December 31, 2007, (ii) each of the three other most highly-compensated individuals who were serving as executive officers as of December 31, 2007, and (iii) two former executives who would have been included as one of our most highly-compensated executive officers, but for the fact that they were not serving as executive officers as of December 31, 2007.

	Year	Salary	Bonus		Non-Equity Incentive Plan Compensation		All Other Compensation(8)		Total
Robert P. May	2007	$1,500,000	$2,430,000	(5)	$—		$316,123	(9)	$4,246,123
Chief Executive Officer	2006	1,500,000	2,350,000		—		325,943		4,175,943

Lisa J. Donahue(1)	2007	—	—		—		—		—
Senior Vice President and	2006	—	—		—		—		—
Chief Financial Officer

Gregory L. Doody	2007	500,000	720	(6)	495,000	(7)	20,950	(10)	1,016,670
Executive Vice President,	2006	221,154	950,000		50,000		59,162		1,280,316
General Counsel and Secretary

Charles B. Clark, Jr.	2007	325,000	—		143,000	(7)	11,250	(11)	479,250
Senior Vice President and
Chief Accounting Officer

Michael D. Rogers	2007	313,646	—		172,288	(7)	10,269	(11)	496,203
Senior Vice President and
President of Power Operations

Scott J. Davido(2)	2007	110,385	—		—		773,667	(12)	884,052
Former Executive Vice President and	2006	632,692	1,200,000		—		306,635		2,139,327
Chief Restructuring Officer and former Chief Financial Officer

Thomas N. May(3)	2007	365,385	—		—		1,395,927	(13)	1,761,312
Former Executive Vice President and	2006	286,538	1,000,000		—		59,995		1,346,533
President, CMSC

Todd W. Filsinger(4)	2007	—	—		—		—		—
Former Interim Executive Vice President,
Commercial Operations

(1)	Ms. Donahue has served as our Chief Financial Officer since November 2006. Ms. Donahue’s services as Chief Financial Officer are provided pursuant to an agreement with AP Services. We are unable to determine the exact amount received by Ms. Donahue from AP Services in connection with her services to us. Under our agreement with AP Services, we incurred $1.4 million in 2007 for Ms. Donahue’s services. The agreement with AP Services, and the total amount incurred by us in 2007 under this agreement, is described in more detail in the section below entitled “Summary of Employment Agreements.”

(2)	Mr. Davido served as our Chief Financial Officer from February to November 2006, and he served as the Chief Restructuring Officer from February 2006 to February 2007. Pursuant to his separation agreement, dated as of February 16, 2007, Mr. Davido resigned his employment with us. His separation agreement is described in more detail in the section below entitled “Summary of Employment Agreements.”

(3)	Mr. T. May served as our Executive Vice President and President, CMSC from May 2006 to September 2007. Pursuant to his separation agreement, dated as of November 28, 2007, Mr. T. May’s employment ended effective as of September 14, 2007. His separation agreement is described in more detail in the section below entitled “Summary of Employment Agreements.”

(4)	During the reporting year, Mr. Filsinger provided services as a consultant pursuant to an agreement with PA Consulting Group, Inc., one of our primary restructuring consultants. As a consultant, Mr. Filsinger also served as our Interim Executive Vice President, Commercial Operations, from August 24, 2007, to September 20, 2007. Mr. Filsinger’s services provided while as a consultant with PA Consulting Group, Inc. were provided pursuant to an agreement with PA Consulting Group, Inc. We are unable to determine the exact amount received by Mr. Filsinger from PA Consulting Group, Inc. in connection with his services to us, and as a result are unable to determine whether he would qualify as a named executive officer. Under our agreement with PA Consulting Group, Inc., we incurred $1.2 million in 2007 for Mr. Filsinger’s services. The agreement with PA Consulting Group, Inc. and the total amount incurred by us in 2007 under this agreement, is described in more detail in the section below entitled “Summary of Employment Agreements.”

(5)	In accordance with Mr. R. May’s employment agreement, this amount includes his minimum bonus of $1,500,000 for the year ended December 31, 2007, paid in February 2008 and a bonus of $930,000, in excess of Mr. R. May’s minimum bonus, earned for the year ended December 31, 2007, and paid in February 2008. As described in the Compensation Discussion and Analysis, Mr. R. May is not eligible to participate in the CIP; his incentive compensation is provided separately in his employment agreement.

(6)	This amount represents the bonus Mr. Doody received in excess of the maximum target under the CIP.

(7)	This amount represents the executive’s annual cash performance bonus under the CIP, earned for the year ended December 31, 2007, and paid in February 2008.

(8)	If the named executive officer received a tax gross-up, the amount was calculated by applying the marginal supplemental Federal rate of 35%, the respective State tax rate, the FICA rate of 6.2%, the Medicare rate of 1.45%, and the respective State rate for disability insurance, if applicable, to the amount of actual expenses.

(9)	This amount includes $58,221 for reimbursement of legal fees incurred in connection with the renegotiation of Mr. R. May’s employment agreement, $65,052 for temporary housing in connection with Mr. R. May’s relocation near our offices, $53,710 for commuting between Mr. R. May’s home in Florida and our offices, and $10,462 for an employer contribution to our 401(k) Plan, each paid in 2007, and $128,678 in tax gross-ups related to legal fees, temporary housing and commuting expenses, paid during 2007 and 2008 based on actual expenses incurred during 2007. All amounts shown are the actual costs we incurred.

(10)	This amount includes $6,023 for commuting between Mr. Doody’s home in Alabama and our offices prior to relocating near our offices, $11,250 for an employer contribution to our 401(k) Plan, each paid in 2007, and $3,677 in tax gross-ups related to commuting, paid during 2007 and 2008 based on actual expenses incurred during 2007. All amounts shown are the actual costs we incurred.

(11)	This amount represents an employer paid contribution to our 401(k) Plan.

(12)	This amount includes $700,000 of severance pay, $31,493 for post-termination health benefits, $10,177 for reimbursement of unpaid legal fees incurred in connection with amendments to his employment agreement and, prior to Mr. Davido’s termination of employment, $5,701 for temporary housing in connection with Mr. Davido’s relocation near our offices, $3,773 for commuting between Mr. Davido’s home in Minnesota and our offices prior to relocating near our offices, $10,128 for an employer contribution to our 401(k) Plan, and $12,395 in tax gross-ups related to temporary housing and commuting expenses, paid during 2007 and 2008 based on actual expenses incurred during 2007. All amounts shown are the actual costs we incurred.

(13)	This amount includes $1,000,000 of severance pay, $12,833 for post-termination health benefits, and $150,000 in post-termination relocation expenses and legal expenses associated with negotiating his separation agreement, each paid pursuant to Mr. T. May’s separation agreement, and prior to Mr. T. May’s departure, $148,720 in employment-related relocation expenses, $28,403 for temporary housing in connection with Mr. T. May’s relocation near our offices, $1,542 for commuting between Mr. T. May’s home in New Jersey and our offices prior to relocating near our offices, $10,865 for an employer contribution to our 401(k) Plan, and $43,564 in tax gross-ups related to temporary housing, commuting and employment-related relocation expenses, paid during 2007 and 2008 based on actual expenses incurred during 2007. All amounts shown are the actual costs we incurred.

Grants of Plan-Based Awards — 2007

The following table sets forth certain information concerning grants of awards under the CIP made to named executive officers during the year ended December 31, 2007. The CIP is described in the Compensation Discussion and Analysis section under “Bonuses.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Robert P. May(1)	$—	$—	$—
Lisa J. Donahue(2)	$—	$—	$—
Gregory L. Doody(3)	$405,000	$450,000	$495,000
Charles B. Clark, Jr.(4)	$117,000	$130,000	$143,000
Michael D. Rogers(5)	$146,504	$162,782	$179,060
Scott J. Davido(6)	$—	$—	$—
Thomas N. May(7)	$450,000	$500,000	$550,000
Todd W. Filsinger(2)	$—	$—	$—

(1)	Mr. R. May is not eligible to participate in the CIP. Mr. R. May’s employment agreement, which expires on June 30, 2008, establishes a target annual bonus of 100% of salary, but may range from 0% to 200% of base salary. However, his employment agreement provides that, for the year ended December 31, 2007, his bonus will be no less than $1,500,000. The actual bonus paid on account of 2007 is reflected in the Summary Compensation Table.

(2)	Ms. Donahue and Mr. Filsinger are not eligible to participate in the CIP.

(3)	Mr. Doody’s employment agreement, which extends through July 17, 2008, establishes a target annual bonus of 90% of base salary. The actual bonus paid on account of 2007 is reflected in the Summary Compensation Table. This amount was paid under the CIP.

(4)	Mr. Clark’s target bonus under the CIP for 2007 was 40% of base salary. The actual bonus paid on account of 2007 is reflected in the Summary Compensation Table.

(5)	Mr. Rogers’ target bonus under the CIP for 2007 was 100% of base salary (prorated to reflect his promotion to Senior Vice President and President of Power Operations). The actual bonus paid on account of 2007 is reflected in the Summary Compensation Table.

(6)	Mr. Davido was not eligible to participate in the CIP in 2007 because, pursuant to his employment agreement, he was entitled to a guaranteed bonus of at least $700,000 in 2007 provided that he was in our employ on December 31, 2007. Mr. Davido did not receive the guaranteed bonus because he ceased providing services to us in 2007.

(7)	Mr. T. May was not eligible for a bonus for the year ending December 31, 2007, under the CIP because he ceased providing services to us in 2007. However, Mr. T. May’s employment agreement provided for a target annual bonus of 100% of base salary, and bonus could range from 0% to 150% of base salary.

Summary of Employment Agreements

Many of the amounts shown on the Summary Compensation Table and the Grants of Plan-Based Awards — 2007 table are described in employment agreements. The material terms of those employment agreements are summarized below:

Robert P. May

Effective December 12, 2005, we entered into an employment agreement with Mr. R. May, which was amended on May 18, 2006, in accordance with the May 10, 2006, order of the U.S. Bankruptcy Court approving the employment agreement. The term of the original agreement with Mr. R. May extended through December 31, 2007. On May 23, 2007, the Board of Directors approved the amendment of Mr. R. May’s employment agreement to extend the term to June 30, 2008. On October 10, 2007, the U.S. Bankruptcy Court approved this amendment, and the employment agreement was amended and restated on October 10, 2007, to extend the term to June 30, 2008, subject to certain termination provisions described below. Mr. R. May’s employment agreement provides for the payment of an annual base salary of $1,500,000, which is subject to annual adjustment by the Board of Directors. Mr. R. May was paid a one-time cash signing bonus of $2,000,000. Mr. R. May is eligible to receive an annual cash performance bonus so long as he achieves performance objectives set by the Board of Directors and remains employed by us on the last day of the applicable fiscal year. Mr. R. May’s target bonus will be established by the Board but the minimum target bonus will be 100% of his base salary, and his actual bonus may range from 0% to 200% of the minimum target bonus as determined by the Board, except that Mr. R. May received minimum bonuses for the fiscal years ending December 31, 2006, and December 31, 2007, of $2,250,000 and $1,500,000, respectively. Mr. R. May is entitled to receive a success fee because the Plan of Reorganization was confirmed by the U.S. Bankruptcy Court and became effective during Mr. R. May’s tenure as Chief Executive Officer. Mr. R. May also was eligible to receive the success fee if the plan of reorganization was confirmed by the U.S. Bankruptcy Court and became effective within 12 months after his employment was terminated by us without cause or by Mr. R. May for good reason. The success fee is comprised of a $4.5 million fixed component and an incentive component based on the achievement of certain “market adjusted enterprise value” and “plan adjusted enterprise value” metrics (as defined in the employment agreement). The success fee may increase by $239,000 for each $100 million increase in market-based adjusted enterprise value over $4.5 billion. Mr. R. May was not entitled to the success fee if we terminated his employment for cause, he resigned his employment without good reason or his employment terminated due to death or disability before the effective date of such plan of reorganization. Mr. R. May was entitled to a minimum success fee as of the date his employment agreement was approved by the Bankruptcy Court; however, the minimum success fee reduces the success fee if the success fee is paid. The minimum success fee is equal to the sum of his annual base salary and bonus as of the earlier of the effective date of the plan or the date his term of employment terminates. Mr. R. May will also participate in employee benefit programs available to our senior executives. Severance benefits are payable in the event of resignation for good reason or we terminate his employment without cause. The benefits include an amount equal to the sum of Mr. R. May’s base salary and target bonus at the time of the termination of his employment (except that if such termination were to occur in 2006 or 2007, in lieu of the target bonus amount, Mr. R. May would receive the minimum bonus amount for such years) paid over a year and healthcare coverage under COBRA for himself and his family for up to 12 months. If Mr. R. May’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. Mr. R. May is also entitled to legal fees relating to the negotiation of his original employment agreement, compensation for reasonable commuting expenses to our headquarters, temporary furnished housing nearby our headquarters, reimbursement for living expenses and reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. The reimbursement of all such costs will be increased to cover any applicable taxes to Mr. R. May. Similarly, if any payment or benefit to Mr. R. May under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. R. May is entitled to such amount or amounts as a tax gross-up, which may be necessary to place him in the same after-tax position in which he would have been if such excise tax (together with any interest and penalties) had not been imposed. The employment agreement also protects our proprietary information and limits Mr. R. May’s rights to compete with us for 12 months and to solicit our employees for 18 months.

Gregory L. Doody

On June 19, 2006, we entered into an employment agreement with Mr. Doody, which was approved by the U.S. Bankruptcy Court on July 26, 2006. The initial term of the agreement was one year, ending July 17, 2007; however, the term automatically renews for subsequent one-year terms unless Mr. Doody or we provide notice of our intent not to renew upon 90 days’ notice prior to the scheduled renewal. The term of the agreement currently extends through July 17, 2008. In accordance with our objective of reducing the number of employment agreements post-emergence, we do not expect to renew Mr. Doody’s employment agreement and we expect that Mr. Doody will continue in our employ as an at-will employee.

Mr. Doody’s employment agreement provides for the payment of an annual base salary of $500,000, which is subject to annual adjustment by the Board of Directors. Mr. Doody is also entitled to receive an annual cash performance bonus so long as he remains employed by us on the last day of the applicable fiscal year. Mr. Doody’s agreement provided for a minimum cash bonus of $450,000 in 2006. Subsequent annual cash bonuses will be at least 90% of his then-current annual base salary. Pursuant to his employment agreement, Mr. Doody was paid a one-time cash signing bonus of $500,000 following the U.S. Bankruptcy Court’s approval of the agreement. Mr. Doody is eligible to receive a success fee at the sole discretion of the Chief Executive Officer because the Plan of Reorganization was confirmed by the U.S. Bankruptcy Court during Mr. Doody’s term of employment. However, if we had terminated his employment without cause, or if he terminated his employment with good reason, in either case before a confirmed plan of reorganization became effective, he would have received a minimum success fee equal to two times Mr. Doody’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminated and healthcare coverage under COBRA for himself and his family for up to 12 months. After emergence, severance benefits are payable in the event of resignation for good reason or we terminate his employment without cause. The benefits include an amount equal to two times his annual base salary as of the date his employment terminates and healthcare coverage under COBRA for himself and his family for up to 12 months. If Mr. Doody’s employment is terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. Doody is entitled to compensation for reasonable commuting expenses from Birmingham, Alabama to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six month term’s temporary commuting arrangement, Mr. Doody will be entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. Doody’s employment agreement provides that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein will be grossed-up to cover any applicable taxes to Mr. Doody. Similarly, if any payment or benefit to Mr. Doody under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. Doody is entitled to a gross-up payment from us.

The employment agreement also protects our proprietary information and limits Mr. Doody’s rights to compete with us for 12 months and to solicit our employees for 18 months. If Mr. Doody is terminated without cause or leaves for good reason, Mr. Doody may reduce the non-compete period from 12 months to as short as 6 months by repaying a pro rata portion of the minimum success fee prior to operating, participating in, being employed by or performing consulting services for a “competitive enterprise” (as defined in the employment agreement).

Scott J. Davido

Effective January 30, 2006, we entered into an employment agreement with Mr. Davido which was amended on May 18, 2006, in accordance with the May 10, 2006, order of the U.S. Bankruptcy Court approving the employment agreement. The employment agreement was amended once more effective January 30, 2007, to formalize the shift in Mr. Davido’s job title from Executive Vice President, Chief Restructuring Officer and Chief Financial Officer to Executive Vice President and Chief Restructuring Officer and was approved by the U.S. Bankruptcy Court. As amended, the term of the agreement remained the same and consisted of a two-year initial term (until February 1, 2008) and any subsequent term for which the agreement was renewed. Mr. Davido’s employment agreement provided for the payment of an annual base salary of $700,000, which was subject to annual adjustment by the Board of Directors. Mr. Davido was also entitled to receive a one-time cash signing bonus of $500,000, which was payable within 15 days of the U.S. Bankruptcy Court’s approval of the agreement. If Mr. Davido terminated his employment without good reason, or his employment was terminated by us for cause, Mr. Davido was required within 10 days of such termination to repay a pro rata portion (based on the number of full calendar months remaining in the initial 24-month term divided by 24 months) of the signing bonus, net of any associated income and employment taxes. Mr. Davido was eligible to receive an annual cash performance bonus so long as he remained employed by us on the last day of the applicable fiscal year. Mr. Davido’s target bonus was established by the Board but the minimum target bonus was 100% of his base salary, and his actual bonus could range from 0% to 150% of his base salary as determined by the Board, except that Mr. Davido received a minimum bonus of $700,000 for the fiscal year ending December 31, 2006, and he was entitled to the same the fiscal year ending December 31, 2007. Mr. Davido was also eligible to receive a success fee if and when a plan of reorganization was confirmed by the U.S. Bankruptcy Court and was effective during Mr. Davido’s term of employment or within 12 months after termination of Mr. Davido’s employment, but only if such termination was by Mr. Davido for good reason or by us without cause. Mr. Davido was not to be entitled to the success fee if we terminated his employment for cause, he resigned his employment without good reason or his employment terminated due to death or disability before the effective date of such plan of reorganization. The success fee was comprised of a $1.5 million fixed component and an incentive component based on the achievement of certain “market adjusted enterprise value” and “plan adjusted enterprise value” metrics. The success fee could increase by $80,000 for each $100 million increase in market-based adjusted enterprise value over $4.5 billion. Mr. Davido was entitled to participate in employee benefit programs available to our senior executives. Mr. Davido was entitled to a minimum success fee as of the date his employment agreement was approved by the U.S. Bankruptcy Court; however, if Mr. Davido received a success fee, the success fee would be reduced by the amount of the minimum success fee. The minimum success fee was equal to two times Mr. Davido’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminated. Severance benefits were payable in the event of resignation for good reason or if we terminated his employment without cause. The benefits included an amount equal to two times Mr. Davido’s base salary at the time of the termination of his employment payable in a lump sum and healthcare coverage under COBRA for himself and his family for up to 12 months. If Mr. Davido’s employment was terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. Davido was entitled to compensation for reasonable commuting expenses from St. Paul, Minnesota to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six-month term’s temporary commuting arrangement, Mr. Davido was entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. Davido’s employment agreement provided that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein would be grossed-up to cover any applicable taxes to Mr. Davido. Similarly, if any payment or benefit to Mr. Davido under the employment agreement was an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. Davido is entitled to a gross-up payment from us.

Effective, February 16, 2007, Mr. Davido resigned from his position as Executive Vice President and Chief Restructuring Officer. In connection with his resignation, we and Mr. Davido entered into a separation agreement. Under the terms of his separation agreement, (i) we paid Mr. Davido all earned but unpaid wages and accrued vacation for 2007 and Mr. Davido’s minimum guaranteed bonus in the amount of $700,000 for the year ended December 31, 2006, prior to March 15, 2007; (ii) Mr. Davido waived his right under his employment agreement to receive a minimum success fee; (iii) in lieu of paying a minimum success fee, we are paying Mr. Davido an amount equal to 150% of his then current base salary, in monthly installments of $58,333.34 over 18 months, unless during such time Mr. Davido becomes employed, consults, serves as a director, or otherwise becomes entitled to any current or future form of compensation or remuneration for services, in which case we will not be obligated to make such payments scheduled during the last 6 months of the 18 month period, (iv) we are reimbursing Mr. Davido for healthcare coverage under COBRA for himself and his family for up to 18 months; (v) we reimbursed Mr. Davido for unpaid legal fees that were incurred in connection with amendments to his employment agreement, and (vi) we waived our right to recover Mr. Davido’s original signing bonus; and (vii) we will pay the gross-up, if any, as provided in the employment agreement. The separation agreement also protects our proprietary information and limits Mr. Davido’s rights to compete with us and to solicit our employees for 18 months.

Thomas N. May

On May 25, 2006, we entered into an employment agreement with Mr. T. May, which was approved by the U.S. Bankruptcy Court on July 26, 2006. The term of the agreement consisted of a one-year initial term beginning May 30, 2006, and ending May 30, 2007, and the term would automatically renew for subsequent one-year terms unless Mr. T. May or we provide notice of our intent not to renew upon 90 days’ notice before expiration of any then-current term. Mr. T. May’s employment agreement provided for the payment of an annual base salary of $500,000, which was subject to annual adjustment by the Board of Directors. Mr. T. May was also entitled to receive an annual cash performance bonus so long as he met certain performance objectives established by the Chief Executive Officer and the Board. The target level for Mr. T. May’s annual cash bonus was to set by the Board of Directors. The employment agreement provided that his annual cash bonus in the first year of the agreement was $500,000 and his annual cash bonus should be at least 100% of his then-current annual base salary for any subsequent years. Under his employment agreement with us, Mr. T. May received a one-time cash signing bonus of $500,000 following the U.S. Bankruptcy Court’s approval of the agreement. Mr. T. May was eligible to receive a success fee at the sole discretion of the Chief Executive Officer if and when a plan of reorganization was confirmed by the U.S. Bankruptcy Court and became effective during his term of employment. However, if we terminated his employment without cause, or if he terminated his employment with good reason, in either case before a confirmed plan of reorganization became effective, he was entitled to receive a minimum success fee equal to two times Mr. T. May’s annual base salary as of the earlier of the effective date of the plan or the date his term of employment terminated and healthcare coverage under COBRA for himself and his family for up to 12 months. If we terminated Mr. T. May’s employment without cause or if Mr. T. May terminated his employment for good reason at any time after the date of a plan of reorganization was confirmed by the U.S. Bankruptcy Court, he was entitled to severance benefits in an amount equal to two times his annual base salary as of the date his employment terminated and healthcare coverage under COBRA for himself and his family for up to 12 months. If Mr. T. May’s employment was terminated because of death or disability, he or his estate would receive a pro rata portion of his then current target bonus. For the first six months of his employment term and for subsequent extensions of such six-month period made from time to time solely in the discretion of the Chief Executive Officer, Mr. T. May was entitled to compensation for reasonable commuting expenses from Princeton, New Jersey to our headquarters, temporary furnished housing nearby our headquarters and reimbursement for living expenses. After the end of any six-month term’s temporary commuting arrangement, Mr. T. May was entitled to reimbursement for reasonable transaction costs and expenses incurred in relocating to the area in which our headquarters is located. Mr. T. May’s employment agreement provided that any such reimbursement for reasonable commuting expenses, temporary housing, moving costs or reasonable transaction costs described herein would be grossed-up to cover any applicable taxes to Mr. T. May. Similarly, if any payment or benefit to Mr. T. May under the employment agreement is an excess parachute payment that is subject to the excise tax imposed by Section 4999 of the Code, Mr. T. May is entitled to a gross-up payment from us.

Effective, September 14, 2007, Mr. T. May’s employment as Executive Vice President and President, CMSC and in any and all other positions he held with us ended. In connection with his departure, we and Mr. T.

May entered into a separation agreement dated November 28, 2007. Under the terms of his separation agreement, we agreed (A) to pay Mr. T. May (i) all final wages and accrued unused vacation, plus any expenses incurred prior to his separation, (ii) a minimum success fee in the amount of two times his base salary to be paid ratably over a 24 month period beginning October 1, 2007, (iii) $150,000 in relocation expenses and legal expenses associated with negotiating his separation agreement; (B) to pay, or reimburse, Mr. T. May for group health benefits under COBRA for himself and his family for up to 12 months; (C) to continue reasonable efforts to assist Mr. T. May regarding issues arising from the unauthorized use of Mr. T. May’s personal identity information for 12 months; (D) to waive our right to recover Mr. T. May’s original signing bonus; and (E) that Mr. T. May will remain eligible to participate in the EIP as though he remained employed as Executive Vice President if and when a plan of reorganization is confirmed by the U.S. Bankruptcy Court and becomes effective. The separation agreement protects our proprietary information and limits Mr. T. May’s right to compete with us for 12 months and solicit our employees for 18 months. Mr. T. May, however, may reduce the non-compete period from 12 months to as short as 6 months by repaying a pro rata portion of the minimum success fee prior to operating, participating in, being employed by or performing consulting services for a “competitive enterprise” (as defined in the separation agreement).

Lisa J. Donahue

Effective November 6, 2006, Ms. Donahue replaced Mr. Davido as our Chief Financial Officer in order to permit Mr. Davido to focus exclusively on restructuring activities in his former role as our Chief Restructuring Officer. Ms. Donahue does not have an employment agreement with us and is not directly compensated by us. Ms. Donahue’s services as Senior Vice President and Chief Financial Officer are provided to us pursuant to an agreement with AP Services. Under the agreement, we are charged an hourly fee of $670 for Ms. Donahue’s services. Ms. Donahue, a Managing Director of each of AP Services and its affiliate, AlixPartners, is compensated independently pursuant to arrangements with AP Services. We incurred a total of approximately $23 million under the agreement with AP Services in 2007. The agreement also provides for payment of a one-time success fee to AP Services as a result of our emergence from Chapter 11. The amount of the success fee could be up to $6 million, at the discretion of our Chief Executive Officer and subject to approval by the U.S. Bankruptcy Court. Ms. Donahue will not receive any portion of the one-time success fee from AP Services, nor will she receive any compensation directly from us or participate in any of our employee benefit plans. However, Ms. Donahue will be entitled to indemnification under the provisions of our Certificate of Incorporation.

Todd W. Filsinger

Effective August 24, 2007, Mr. Filsinger replaced Mr. T. May as our Executive Vice President, Commercial Operations on an interim basis ending September 20, 2007. Throughout 2007, Mr. Filsinger provided consulting services to us. Mr. Filsinger does not have an employment agreement with us and is not directly compensated by us. Mr. Filsinger’s services are provided to us pursuant to an agreement with PA Consulting Group, Inc. Under the agreement, we are charged an hourly fee of $620 for Mr. Filsinger’s services. Mr. Filsinger, a Managing Partner at PA Consulting Group, Inc., is compensated independently pursuant to arrangements with PA Consulting Group, Inc. We incurred a total of approximately $27 million under the agreement with PA Consulting Group, Inc. in 2007. Mr. Filsinger did not receive any compensation directly from us or participate in any of our employee benefit plans. However, Mr. Filsinger will be entitled to indemnification under the provisions of our Certificate of Incorporation.

Outstanding Equity Awards at Fiscal Year-End-2007

As of December 31, 2007, the named executive officers did not hold any equity awards because all outstanding stock options and restricted shares were canceled for no consideration on November 30, 2007, in connection with the approval of our Plan of Reorganization.

Potential Payments Upon Termination

Messrs. R. May and Doody have, and Messrs. Davido and Mr. T. May had, employment agreements that provide if one terminates his employment for good reason, or if we terminate his employment without cause, in either case before a confirmed plan of reorganization becomes effective, then he shall be entitled to a minimum success fee in connection with our Chapter 11 case, in addition to continued health benefits. If employment is terminated under similar circumstances after a confirmed plan of reorganization becomes effective in our Chapter 11 cases, then the officer is entitled to severance payments, in addition to continued health benefits. See the Compensation Discussion and Analysis and Summary of Employment Agreements for additional information.

On March 1, 2006, upon receipt of U.S. Bankruptcy Court approval, we implemented the Calpine Corporation U.S. Severance Program, which provides eligible employees, including executive officers, whose employment is involuntarily terminated in connection with workforce reductions, with certain severance benefits, including continued base salary for specified periods based on the employee’s position and length of service. Our U.S. Severance Program remained in effect on December 31, 2007. As described in the Compensation Discussion and Analysis, effective January 31, 2008, our U.S. Severance Program was replaced by the Change in Control and Severance Benefits Plan. The information below reflects severance benefits under the U.S. Severance Program and not under the Change in Control and Severance Benefits Plan.

The amount of compensation payable to each named executive officer in the event of a termination of employment on December 31, 2007, is listed in the tables below.

Robert P. May

Chief Executive Officer and Director

	Involuntary Without Cause or Voluntary for Good Reason
Compensation Components	Prior to Plan Effective Date		After Plan Effective Date
Success fee	$26,639,715	(1)	$26,639,715	(1)
Minimum success fee	3,000,000	(2)	3,000,000	(2)
Post-emergence severance	—		3,000,000	(3)
Health benefits(4)	18,849		18,849

Total	$29,658,564		$32,658,564

(1)	Mr. R. May’s employment agreement provides that he is eligible for a success fee of at least $4.5 million if the Plan Effective Date (as defined in the employment agreement) occurs within 12 months after the date of termination. The success fee may increase by $239,000 for each $100 million increase in market-based adjusted enterprise value (as defined in the employment agreement) over $4.5 billion provided that the plan adjusted enterprise value (as defined in the employment agreement) exceeds $5.0 billion. Based on an estimated market-based adjusted enterprise value as of December 31, 2007, the success fee is estimated to be $29,639,715. Mr. R. May’s employment agreement provides that if both a success fee and minimum success fee are paid, the success fee shall be reduced by the minimum success fee ($3.0 million) paid to him. Therefore, if the Plan Effective Date is within 12 months of December 31, 2007, Mr. R. May would be eligible to receive the success fee represented herein.

(2)	Mr. R. May’s employment agreement provides for the payment of a minimum success fee in an amount equal to the sum of his annual base salary ($1.5 million) and his minimum bonus for 2007 ($1.5 million) on the earliest of (1) the date Mr. R. May is terminated by us without cause, (2) the date Mr. R. May terminates his employment for good reason, and (3) the Plan Effective Date. If Mr. R. May’s employment terminated on December 31, 2007 (prior to the Plan Effective Date), the minimum success fee would be paid ratably in accordance with his salary schedule. If Mr. May’s employment terminates after the Plan Effective Date, the minimum success fee will be paid in a lump sum.

(3)	Pursuant to Mr. R. May’s employment agreement, this severance benefit is equal to the sum of his annual base salary ($1.5 million) and his minimum bonus for 2007 ($1.5 million).

(4)	Mr. R. May’s employment agreement provides that we will continue to pay the costs for healthcare coverage under COBRA for him and his family for 12 months following termination.

Gregory L. Doody

Executive Vice President,

General Counsel and Secretary

	Involuntary Without Cause or Voluntary for Good Reason		Death or Disability
Compensation Components	Prior to Plan Effective Date	After Plan Effective Date
Emergence incentive(1)	$10,400,171	$10,400,171	$10,400,171
Minimum success fee(2)	1,000,000	—	—
Post-emergence severance(3)	—	1,000,000	—
Health benefits(4)	6,205	6,205	—

Total	$11,406,376	$11,406,376	$10,400,171

(1)	Under the EIP, Mr. Doody is eligible for a cash bonus upon our emergence from Chapter 11 at the sole discretion of the Chief Executive Officer. Although the exact amount of the bonus will not be determined until later in 2008, we established the estimated EIP bonus amount represented herein based on an estimated market-based adjusted enterprise value as of December 31, 2007. If Mr. Doody’s employment is terminated involuntarily without cause or his business unit was sold prior to emergence, or if he dies or becomes disabled, payment of the bonus will be deferred until active participants receive their payment. If Mr. Doody terminates his employment voluntarily without “good reason” or is involuntarily terminated for cause, he will not be eligible for an emergence incentive bonus.

(2)	Mr. Doody’s employment agreement provides that the amount of the minimum success fee is equal to two times annual base salary.

(3)	Mr. Doody’s employment agreement provides that the amount of the post-emergence severance payment is equal to two times annual base salary.

(4)	Mr. Doody’s employment agreement provides that we will continue to pay the costs for healthcare coverage under COBRA for him and his family for 12 months following termination.

Michael D. Rogers

Senior Vice President,

President of Power Operations

	Severance Program Qualifying Event(4)	Involuntary Without Cause or Voluntary for Good Reason		Death or Disability
Compensation Components		Prior to Plan Effective Date	After Plan Effective Date
Emergence incentive(1)	$2,210,216	$2,210,216	$2,210,216	$2,210,216
Severance(2)	337,500	—	—	—
Health benefits(3)	15,708	—	—	—

Total	$2,563,424	$2,210,216	$2,210,216	$2,210,216

(1)	Under the EIP, Mr. Rogers is eligible for a cash bonus upon our emergence from Chapter 11 at the sole discretion of the Chief Executive Officer. Although the exact amount of the bonus will not be determined until later in 2008, we established the estimated EIP bonus amount represented herein based on an estimated market-based adjusted enterprise value as of December 31, 2007. If Mr. Roger’s employment is terminated involuntarily without cause or his business unit was sold prior to emergence, or if he dies or becomes disabled, payment of the bonus will be deferred until active participants receive their payment. If Mr. Rogers terminates employment voluntarily without “good reason” or is involuntarily terminated for cause, he will not be eligible for an emergence incentive bonus.

(2)	As of December 31, 2007, Mr. Rogers was eligible for severance pursuant to our U.S. Severance Program, including base salary continuance for up to 39 weeks, provided no severance payment may be made to an eligible employee greater than ten times the mean severance payment made to non-management employees (Vice Presidents and below), and a choice between outplacement services or continued healthcare coverage for up to 39 weeks under COBRA. If an eligible employee secures employment within 26 weeks of termination, the employee shall receive only 26 weeks of severance benefits. If the employee secures employment after receiving 26 weeks of severance benefits, but prior to receiving 39 weeks of severance benefits, severance benefits will be terminated as of the hire date with the new employer. The amount represents 39 weeks of salary continuance.

(3)	This amount is the estimated cost to us of continuing healthcare coverage to Mr. Rogers and his family for 39 weeks.

(4)	The term qualifying event, as defined in the U.S. Severance Program, includes employee lay-offs as a result of our reduction in workforce or restructuring activities.

Charles B. Clark, Jr.

Senior Vice President and

Chief Accounting Officer

	Severance Program Qualifying Event(4)	Involuntary Without Cause or Voluntary for Good Reason		Death or Disability
Compensation Components		Prior to Plan Effective Date	After Plan Effective Date
Emergence incentive(1)	$1,700,166	$1,700,166	$1,700,166	$1,700,166
Severance(2)	243,750	—	—	—
Health benefits(3)	15,708	—	—	—

Total	$1,959,624	$1,700,166	$1,700,166	$1,700,166

(1)	Under the EIP, Mr. Clark is eligible for a cash bonus upon our emergence from Chapter 11 at the sole discretion of the Chief Executive Officer. Although the exact amount of the bonus will not be determined until later in 2008, we established the estimated EIP bonus amount represented herein based on an estimated market-based adjusted enterprise value as of December 31, 2007. If Mr. Clark’s employment is terminated involuntarily without cause or his business unit is sold prior to emergence, or if he dies or becomes disabled, payment of the bonus will be deferred until active participants receive their payment. If Mr. Clark terminates employment voluntarily without “good reason” or is involuntarily terminated for cause, he will not be eligible for an emergence incentive bonus.

(2)	As of December 31, 2007, Mr. Clark was eligible for severance pursuant to our U.S. Severance Program, including base salary continuance for up to 39 weeks, provided no severance payment may be made to an eligible employee greater than ten times the mean severance payment made to non-management employees (Vice Presidents and below), and a choice between outplacement services or continued healthcare coverage for up to 39 weeks under COBRA. If an eligible employee secures employment within 26 weeks of termination, the employee shall receive only 26 weeks of severance benefits. If the employee secures employment after receiving 26 weeks of severance benefits, but prior to receiving 39 weeks of severance benefits, severance benefits will be terminated as of the hire date with the new employer. The amount represents 39 weeks of salary continuance.

(3)	This amount is the estimated cost to us of continuing healthcare coverage to Mr. Clark and his family for 39 weeks.

(4)	The term qualifying event, as defined in the U.S. Severance Program, includes employee lay-offs as a result of our reduction in workforce or restructuring activities.

Scott J. Davido

Former Executive Vice President and Chief Restructuring Officer

and former Chief Financial Officer

Compensation Components	Negotiated Separation(1)
Separation payment	$700,000
Health benefits	12,566	(2)
Legal expense	10,177

Total	$722,743

(1)	In connection with Mr. Davido’s resignation effective February 16, 2007, (i) Mr. Davido waived his right (a) to receive a minimum success fee equal to two times base salary in lieu of our payment to him of an amount equal to 150% of his current base salary, which will be paid in monthly installments of $58,333.34 over 18 months unless during such time Mr. Davido becomes employed, consults, serves as a director, or otherwise becomes entitled to any current or future form of compensation or remuneration for services, in which case we are not obligated to make such payments scheduled during the last 6 months of the 18 month period and (b) to receive the success fee provided in his employment agreement; (ii) we agreed to reimburse Mr. Davido for healthcare coverage under COBRA for himself and his family for up to 18 months and (iii) we agreed to reimburse Mr. Davido for unpaid legal fees incurred in connection with amendments to his employment agreement. The separation payment above reflects 12 months of separation pay because Mr. Davido secured paid employment prior to December 31, 2007.

(2)	This amount represents the cost of the remaining eight months of healthcare coverage under COBRA for Mr. Davido and his family that will be paid in 2008 pursuant to Mr. Davido’s separation agreement. We will continue to reimburse Mr. Davido for healthcare coverage for the full 18 month period provided in his separation agreement unless Mr. Davido becomes ineligible for COBRA coverage or otherwise obtains similar health coverage from another source.

Thomas N. May

Former Executive Vice President

and President, CMSC

Compensation Components	Negotiated Separation	Death or Disability
Emergence incentive(1)	$1,190,116	$1,190,116
Minimum success fee(2)	1,000,000	—
Relocation and legal expenses(2)	150,000	—
Health benefits(2)(3)	9,307	—

Total	$2,349,423	$1,190,116

(1)	Under the EIP, Mr. T. May is eligible for a cash bonus upon our emergence from Chapter 11 at the sole discretion of the Chief Executive Officer. Although the exact amount of the bonus will not be determined until later in 2008, we established the estimated EIP bonus amount represented herein based on an estimated market-based adjusted enterprise value as of December 31, 2007. This cash bonus will not be paid until active participants receive their payment.

(2)	In connection with Mr. T. May’s departure effective September 14, 2007, we agreed (i) to pay Mr. T. May (a) a minimum success fee in the amount of two times his base salary to be paid ratably over a 24-month period beginning October 1, 2007 and (b) $150,000 in relocation expenses and legal expenses associated with negotiating his separation agreement; (ii) that Mr. T. May would remain eligible to participate in the EIP; and (iii) to reimburse Mr. T. May for healthcare coverage under COBRA for himself and his family for up to 12 months.

(3)	This amount represents the cost of the remaining nine months of healthcare coverage under COBRA for Mr. T. May and his family that will be paid in 2008 pursuant to Mr. T. May’s separation agreement.

Compensation of Directors

During the year ended December 31, 2007, only non-employee members of the Board of Directors were paid an annual retainer fee of $125,000 and were reimbursed for all expenses incurred in attending meetings of the Board of Directors or any committee thereof. Board members received meeting attendance fees of $2,000 per in-person meeting and $1,000 per telephonic meeting. The chairs of the Compensation Committee and the Nominating and Governance Committee each received an additional annual fee of $15,000. The chair of the Audit Committee received an additional annual fee of $30,000 and members of the Audit Committee (including the chair) each received an additional annual fee of $10,000 for serving on the Audit Committee. Committee members received meeting attendance fees of $1,000 per in-person or telephonic meeting. In addition, the Chairman of the Board received an annual retainer fee of $50,000. No members of the Board of Directors received stock options in 2007.

2007 Director Compensation. The following table provides certain information concerning the compensation for services rendered in all capacities for the year ended December 31, 2007, for all non-employee directors.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total Compensation
Kenneth T. Derr	$240,000	$(23,449)	$—	$216,551
Glen H. Hiner	$166,000	$—	$—	$166,000
William J. Keese	$185,000	$(59,286)	$—	$125,714
David C. Merritt	$186,000	$—	$—	$186,000
Walter L. Revell	$184,000	$(59,286)	$—	$124,714
George J. Stathakis	$155,000	$(20,426)	$—	$134,574
Susan Wang	$203,000	$(31,113)	$—	$171,887

(1)	The amounts in this column reverse the SFAS No. 123-R expense attributable to stock options that vested and were reported in the Director Compensation Table in 2006 because those options were canceled for no consideration on November 30, 2007, in connection with the approval of our Plan of Reorganization. We will not recognize any SFAS No. 123-R expense in 2007 because all outstanding options were canceled on November 30, 2007.

2008 Director Compensation. In 2007, the Compensation Committee asked Towers Perrin to analyze non-employee director compensation practices of companies during transition after emergence from bankruptcy. Towers Perrin provided a summary of its assessment of director compensation, which covered total direct compensation, including cash and equity, and cash retainers, meeting fees, committee chair and committee membership fees, at 11 peer energy companies and 22 general industry peers. Based on the information Towers Perrin provided, the Board adopted, effective January 31, 2008, the following compensation structure for non-employee directors and board committee members for 2008:

	Annual Retainer		Meeting Fees		Restricted Stock Award Value		Committee Chair Retainer
Outside Board Members	$50,000		$16,000	(1)	$85,000	(2)	—
Chairman of the Board	$100,000	(3)	—		$50,000	(2)(4)	—
Audit Committee	—		$12,000	(1)	—		$20,000
Compensation Committee	—		$12,000	(1)	—		$10,000
Nominating and Governance Committee	—		$12,000	(1)	—		$10,000

(1)	Assumes eight meetings per year.

(2)	Restricted shares of reorganized Calpine Corporation common stock shall vest in one year and directors have a deferral option.

(3)	The Chairman of the Board is entitled to receive this amount in addition to the annual retainer fee. The Chairman of the Board, William J. Patterson, has elected to forego this additional annual retainer for 2008.

(4)	The Chairman of the Board will receive this amount in addition to the grant of restricted shares to all board members.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of February 26, 2008, or as of such other date as indicated below, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, based upon filings by such persons pursuant to Section 13 of the Exchange Act, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors serving at the time of the filing of this Report, as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Calpine Corporation, Suite 1000, 717 Texas Avenue, Houston, Texas 77002.

Name	Common Shares Beneficially Owned(1)	Shares Individuals Have the Right to Acquire Within 60 Days(2)	Total Number of Shares Beneficially Owned(1)	Percent of Class
Harbinger Capital Partners Master Fund I, Ltd.(3)	68,738,112	—	68,738,112	16.4%
Luminus Management LLC(4)	59,920,643	—	59,920,643	14.3%
SPO Advisory Corp(5)	65,727,564	—	65,727,564	15.7%
Robert P. May(6)	547,600	—	547,600	*
Kenneth T. Derr(7)	5,029	505	5,534	*
Lisa J. Donahue	—	—	—	*
Gregory L. Doody(6)	100,600	—	100,600	*
Frank Cassidy(7)	5,029	—	5,029	*
Robert C. Hinckley(7)	5,029	—	5,029	*
David C. Merritt(7)	5,029	—	5,029	*
W. Benjamin Moreland(7)	5,029	—	5,029	*
Denise M. O’Leary(7)	5,029	—	5,029	*
William J. Patterson(5)(7)	65,732,593	—	65,732,593	15.7%
J. Stuart Ryan(5)(7)	65,732,593	—	65,732,593	15.7%
Charles B. Clark, Jr.(6)	42,500	2,799	45,299	*
Michael D. Rogers(6)	120,500	—	120,500	*
Scott J. Davido	—	—	—	*
Todd W. Filsinger	—	—	—	*
Thomas N. May	—	—	—	*
All executive officers and directors as a group (14 persons)	66,606,596	3,304	66,609,900	15.9%

*	The percentage of shares beneficially owned by such director or named executive officer does not exceed one percent of the outstanding shares of common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and consists of either or both voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants or upon the conversion of convertible securities that are immediately exercisable or convertible or that will become exercisable or convertible within the next 60 days are deemed beneficially owned by the beneficial owner of such options, warrants or convertible securities and are deemed outstanding for the purpose of computing the percentage of shares beneficially owned by the person holding such instruments, but are not deemed outstanding for the purpose of computing the percentage of any other person. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. A total of 417,872,977 shares of reorganized Calpine Corporation common stock are considered to be outstanding on February 26, 2008 pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2)	This column includes shares issuable pursuant to warrants to purchase 505 and 2,799 shares of reorganized Calpine Corporation common stock at $23.88 per share issued to Messrs. Derr and Clark, respectively, pursuant to our Plan of Reorganization. The warrants will expire on August 25, 2008.

(3)	According to the Schedule 13D/A filed by with the SEC on February 15, 2008, by Harbinger Capital Partners Master Fund I, Ltd., it possesses shared voting and dispositive power over such shares with the following reporting persons, each of whom has reported voting or dispositive power in such Schedule 13D as follows:

Reporting Person	Number of Shares with Sole Voting and Dispositive Power	Number of Shares with Shared Voting and Dispositive Power	Aggregate Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Harbinger Capital Partners Offshore Manager, L.L.C.	—	68,738,112	68,738,112	16.4%
HMC Investors, L.L.C.	—	68,738,112	68,738,112	16.4%
Harbinger Capital Partners Special Situations Fund, L.P.	—	34,498,013	34,498,013	8.3%
Harbinger Capital Partners Special Situations GP, LLC	—	34,498,013	34,498,013	8.3%
HMC—New York, Inc.	—	34,498,013	34,498,013	8.3%
Harbert Management Corporation	—	103,236,125	103,236,125	24.7%
Philip Falcone	—	103,236,125	103,236,125	24.7%
Raymond J. Harbert	—	103,236,125	103,236,125	24.7%
Michael D. Luce	—	103,236,125	103,236,125	24.7%

(4)	According to the Schedule 13D filed with the SEC on February 11, 2008, by Luminus Management LLC, it possesses shared voting and dispositive power over such shares with the following reporting persons, each of whom has reported voting or dispositive power in such Schedule 13D as follows:

Reporting Person	Number of Shares with Sole Voting and Dispositive Power	Number of Shares with Shared Voting and Dispositive Power*	Aggregate Number of Shares Beneficially Owned*	Percentage of Class Beneficially Owned
Farrington Capital, LP	—	59,920,643	59,920,643	14.3%
LSP Cal Holdings I, LLC	—	59,920,643	59,920,643	14.3%
LSP Cal Holdings II, LLC	—	59,920,643	59,920,643	14.3%
Luminus Asset Partners, L.P.	—	59,920,643	59,920,643	14.3%
Luminus Energy Partners Master Fund, Ltd.	—	59,920,643	59,920,643	14.3%
LS Power Partners, L.P.	—	59,920,643	59,920,643	14.3%
LS Power Partners II, L.P.	—	59,920,643	59,920,643	14.3%
Farrington Management, LLC	—	59,920,643	59,920,643	14.3%

*	Includes 9,621,475 shares for which LSP Cal Holdings II, LLC and Luminus Energy Partners Master Fund, Ltd. assert anticipated receipt within 60 days of February 11, 2008.

(5)	According to the Schedule 13D filed with the SEC on February 11, 2008, by SPO Advisory Corp, it possesses shared voting and dispositive power over such shares with the following reporting persons, each of whom has reported voting or dispositive power in such Schedule 13D as follows:

Reporting Person	Number of Shares with Sole Voting and Dispositive Power	Number of Shares with Shared Voting and Dispositive Power*		Aggregate Number of Shares Beneficially Owned*	Percentage of Class Beneficially Owned
SPO Partners II, L.P.	60,866,427	—		60,866,427	14.6%
SPO Partners II Co-Investment Partnership, L.P.	1,657,900	—		1,657,900	0.40%
SPO Advisory Partners, L.P.	62,524,327	—		62,524,327	15.0%
San Francisco Partners II, L.P.	3,203,237	—		3,203,237	0.77%
SF Advisory Partners, L.P.	3,203,237	—		3,203,237	0.77%
John H. Scully	—	65,727,564		65,727,564	15.7%
William E. Oberndorf	—	65,727,564		65,727,564	15.7%
William J. Patterson	5,029	65,727,564		65,732,593	15.7%
J. Stuart Ryan	5,029	65,727,564		65,732,593	15.7%
Rydout LLC*	—	65,727,564	*	65,727,564	15.7%

*	Rydout LLC asserts that it has shared dispositive power, but no voting power, over such shares.

(6)	On February 6, 2008, Mr. R. May was granted 547,600 restricted shares of reorganized Calpine Corporation common stock, Mr. Doody was granted 100,600 restricted shares of reorganized Calpine Corporation common stock, Mr. Clark was granted 42,500 restricted shares of reorganized Calpine Corporation common stock, and Mr. Rogers was granted 120,500 restricted shares of reorganized Calpine Corporation common stock. The restricted shares of reorganized Calpine Corporation common stock granted to each executive is subject to a 3-year vesting schedule, with unvested shares being subject to limitations on transfer and forfeiture provisions. The first 50% of the award vests 18 months after the grant date and the balance of the award vests three years after the grant date.

(7)	On February 6, 2008, Ms. O’Leary and Messrs. Derr, Cassidy, Hinckley, Merritt, Moreland, Patterson and Ryan were granted 5,029 restricted shares of reorganized Calpine Corporation common stock. The restricted shares of reorganized Calpine Corporation common stock granted to each director will fully vest one year from the grant date. Unvested shares are subject to limitations on transfer and forfeiture provisions. The number of restricted shares of reorganized Calpine Corporation common stock disclosed for Mr. Patterson does not include the additional restricted shares of reorganized Calpine Corporation common stock to be granted to Mr. Patterson as compensation for serving as the Chairman of the Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, 13,451,324 shares of our previously outstanding common stock remained available for future issuance under the ESPP. The ESPP was suspended by the Board of Directors effective November 29, 2005, and was terminated on the Effective Date in connection with the implementation of our Plan of Reorganization. See Item 11. “Executive Compensation — Compensation Discussion and Analysis — Equity Compensation” for a discussion of the Calpine Equity Incentive Plans adopted in 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 11. “Executive Compensation — Compensation Discussion and Analysis — Summary of Employment Agreements” for a description of employment agreements between us and certain of the named executive officers.

Ms. Donahue, our Senior Vice President and Chief Financial Officer, is a Managing Director of both AlixPartners and its affiliate AP Services. AP Services has been retained by us in connection with our Chapter 11 restructuring. Ms. Donahue, who has been associated with AlixPartners since February 1998, remains a Managing Director of each of AlixPartners and AP Services while serving as our Chief Financial Officer. Ms. Donahue’s services as Chief Financial Officer are provided pursuant to an Agreement, dated November 29, 2005, as amended by a Letter Agreement, dated November 3, 2006, between us and AP Services, pursuant to which we have retained AP Services in connection with our Chapter 11 restructuring. Under the Services Agreement, we are charged hourly fees for the services of temporary personnel (including Ms. Donahue) and such temporary personnel (including Ms. Donahue) are compensated independently pursuant to arrangements between AP Services and AlixPartners. The Services Agreement also provides for payment of a one-time success fee to AP Services as a result of our emergence from Chapter 11. The amount of the success fee could be up to $6 million, at the discretion of our Chief Executive Officer and subject to approval by the U.S. Bankruptcy Court. Fees and expenses we incurred under the Services Agreement for the year 2007 totaled approximately $23 million.

We understand from Ms. Donahue that she does not have a direct monetary interest in the transaction; in particular, she does not and will not, as applicable, directly receive a portion of the fees paid by us to AP Services in respect of her hourly fees, the overall fee, the success fee or any other fees relating to any other aspect of our engagement of AP Services, nor will her ultimate compensation from AlixPartners be directly attributable to our engagement of AP Services and the fees generated thereunder. Rather, the ultimate amount of her compensation, which has not yet been determined, will depend on a number of factors related to, among other things, the financial success of AlixPartners, as well as her successful performance as a managing director of AlixPartners. Accordingly, we are not able to determine the approximate amount, if any, of Ms. Donahue’s interest in the transaction.

Mr. Filsinger is an employee of PA Consulting Group, Inc. and a member of its Management Group. Additionally, Mr. Germeroth was an employee of PA Consulting Group, Inc. through May 31, 2007, before he became an employee of Calpine in June 2007. PA Consulting Group, Inc. has been retained by us in connection with our Chapter 11 restructuring pursuant to a letter agreement, dated December 7, 2005. From August 24, 2007, through September 20, 2007, Mr. Filsinger served as our Interim Executive Vice President, Commercial Operations while remaining an employee of PA Consulting Group, Inc. Mr. Filsinger’s services (including during the time he served as our Interim Executive Vice President, Commercial Operations) are, and Mr. Germeroth’s services through May 2007 were, provided pursuant to the December 7, 2005, letter agreement. Under the letter agreement, we are charged hourly fees for the services of PA Consulting Group, Inc. personnel (including Mr. Filsinger and, prior to the time he became our employee, Mr. Germeroth) and such PA Consulting Group, Inc. personnel (including Mr. Filsinger and, prior to the time he became our employee, Mr. Germeroth) are compensated independently by PA Consulting Group, Inc. Fees and expenses incurred by the Company under the letter agreement for the year 2007 totaled approximately $27 million. In addition, we expect to pay a fee to PA Consulting Group, Inc. in 2008 in connection with our hiring of Mr. Germeroth.

We understand from Mr. Filsinger that he does not have a direct monetary interest in the transaction; in particular, he does not directly receive a portion of the fees paid by us to PA Consulting Group, Inc. in respect of his hourly fees, the overall fee, or any other fees relating to any other aspect of our engagement with PA Consulting Group, Inc. nor will his ultimate total compensation from PA Consulting Group, Inc. be directly attributable to our engagement of PA Consulting Group, Inc. and the fees generated thereunder. Rather, the ultimate amount of his total compensation, which has not yet been determined, will depend on a number of factors related to, among other things, the financial success of PA Consulting Group, Inc., as well as his successful performance in his position with PA Consulting Group, Inc. Accordingly, we are not able to determine the approximate amount, if any, of Mr. Filsinger’s interest in the transaction. We understand from Mr. Germeroth that the foregoing was also true with respect to him during the period he was employed by PA Consulting Group, Inc. and that his final compensation at the time of his departure from PA Consulting Group, Inc. depended on a number of factors related to, among other things, the financial success of PA Consulting Group, Inc., as well as his successful performance in his position with PA Consulting Group, Inc. Accordingly, we are not able to determine the approximate amount, if any, of Mr. Germeroth’s interest in the transaction. We understand from Mr. Germeroth that he does not expect to receive any portion of the fee we expect to pay to PA Consulting Group, Inc. in connection with his hiring.

Mr. Robert P. May, our Chief Executive Officer, is a member of the Deutsche Bank Client Advisory Board in the Americas. Certain affiliates of Deutsche Bank were lenders under our $5.0 billion DIP Facility; Deutsche Bank Securities Inc. served as joint syndication agent under the DIP Facility and Deutsche Bank Trust Company Americas serves as administrative agent for the first priority lenders under the DIP Facility. In addition, certain affiliates of Deutsche Bank are lenders under our $7.3 billion Exit Facilities and Deutsche Bank Securities Inc. serves as co-documentation agent under our Exit Facilities. Mr. R. May has no monetary interest in the DIP Facility or the Exit Facilities.

Director Independence

Our Board of Directors has determined that a majority of the members of the Board of Directors has no material relationship with the Company (either directly or as partners, stockholders or officers of an organization that has a relationship with the Company) and is independent within the meaning of the NYSE director independence standards. Robert P. May, our Chief Executive Officer, is not considered to be independent.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The fees billed by PricewaterhouseCoopers for performing our integrated audit were approximately $9 million during the fiscal year ended December 31, 2007 and $10 million during the fiscal year ended December 31, 2006. The audit fees for 2006 have been revised from the 2006 Form 10-K to reflect final billings.

Audit-Related Fees

The fees billed for performing audits and reviews of certain of our subsidiaries were approximately $2 million during the fiscal year ended December 31, 2007 and $3 million during the fiscal year ended December 31, 2006. The fees billed by PricewaterhouseCoopers for other audit-related services were approximately $2 million for the fiscal year ended December 31, 2007, and $1 million for the fiscal year ended December 31, 2006. Such other audit-related fees consisted primarily of consultations concerning financial accounting and reporting standards and employee benefit plan audits. The audit-related fees for 2006 have been revised from the 2006 Form 10-K to reflect final billings.

Tax Fees

PricewaterhouseCoopers did not provide us with any tax compliance and tax consulting services during the fiscal years ended December 31, 2007 and 2006.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number	Description
2.1	Debtors’ Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

2.2	Findings of Fact, Conclusions of Law, and Order Confirming Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2008).

4.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996).

4.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.2.1	Indenture, dated as of July 8, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997).

4.2.2	First Supplemental Indenture, dated as of September 10, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997).

4.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

Exhibit Number	Description
4.3.1	Indenture, dated as of March 31, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).

4.3.2	First Supplemental Indenture, dated as of July 24, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).

4.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.4.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).

4.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.5.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).

4.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

Exhibit Number	Description
4.6.1	Indenture, dated as of August 10, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002).

4.6.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.6.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).

4.6.4	Third Supplemental Indenture, dated as of June 23, 2005, between the Company and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005).

4.7.1	Amended and Restated Indenture, dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.7.2	Guarantee Agreement, dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-57338) filed with the SEC on April 19, 2001).

4.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.7.4	Settlement Agreement dated as of July 24, 2007, by and between the Company, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

4.8.1	Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2001).

4.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

Exhibit Number	Description
4.8.3	Guarantee Agreement, dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.8.5	Settlement Agreement dated as of July 24, 2007, by and between the Company, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

4.9	Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.10	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.11	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.12	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

4.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit Number	Description
4.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.13.5	Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.13.6	Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.13.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

4.13.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

4.13.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

4.13.10	Fifth Supplemental Indenture, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

4.14	Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit Number	Description
4.15	Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.16	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), including form of Notes (incorporated by reference to Exhibit 4.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.1	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.2	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.3	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.18	Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

4.19	Indenture, dated as of September 30, 2004, between the Company and Law Debenture Trust Company of New York (as successor trustee to Wilmington Trust Company), as Trustee, including form of Notes (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004).

4.20.1	Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.20.2	Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.20.3	Amendment to Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 24, 2006, among Calpine CCFC Holdings, Inc., in its capacity as Common Member, and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

Exhibit Number	Description
4.21	Third Amended and Restated Limited Liability Company Operating Agreement of Metcalf Energy Center, LLC, dated as of June 20, 2005, containing terms of its 5.5-year redeemable preferred shares (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.22	Pass Through Certificates (Tiverton and Rumford).

4.22.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate (incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.3	Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.12.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes (incorporated by reference to Exhibit 4.12.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.23	Pass Through Certificates (South Point, Broad River and RockGen).

Exhibit Number	Description
4.23.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A (incorporated by reference to Exhibit 4.22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B (incorporated by reference to Exhibit 4.22.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.39	Omnibus Amendment to Operative Documents and Agreement — South Point, dated as of July 13, 2006, among South Point Energy Center, LLC, Calpine, South Point Holdings, LLC, South Point OL-1, LLC, South Point OL-2, LLC, South Point OL-3, LLC, South Point OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder (incorporated by reference to Exhibit 4.23.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

4.23.40	Omnibus Amendment to Operative Documents and Agreement — Broad River dated as of July 13, 2006, among Broad River Energy LLC, Calpine, Broad River Holdings, LLC, Broad River OL-1, LLC, Broad River OL-2, LLC, Broad River OL-3, LLC, Broad River OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder (incorporated by reference to Exhibit 4.23.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

Exhibit Number	Description
4.24	Registration Rights Agreement, dated January 31, 2008, among the Company and each Participating Shareholder named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.25	Series A Warrant Agreement, dated February 15, 2008, among the Company, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, including form of warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.1	Exit Financing Agreements

10.1.1	Credit Agreement, dated as of January 31, 2008, among the Company, as borrower, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and as co-syndication agents, General Electric Capital Corporation, as sub-agent for the revolving lenders, Goldman Sachs Credit Partners L.P., as administrative agent and as collateral agent and each of the financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.1.2	Bridge Loan Agreement, dated as of January 31, 2008, among Calpine Corporation, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and as co-syndication agents, Goldman Sachs Credit Partners L.P., as administrative agent and as collateral agent and each of the financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.1.3	Guaranty and Collateral Agreement, dated as of January 31, 2008, made by the Company and certain of the Company’s subsidiaries party thereto in favor of Goldman Sachs Credit Partners, L.P., as collateral agent.*

10.2	DIP Financing Agreements

10.2.1.1	Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.2.1.2	Security and Pledge Agreement, dated as of March 29, 2007, by and among the Company, as borrower, certain of the Company’s subsidiaries, as grantors, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

Exhibit Number	Description
10.2.2.1	$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2.2.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2006).

10.2.2.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.2.2.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2.2.5	Letter Agreement, dated as of October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2.2.6	Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

Exhibit Number	Description
10.2.2.7	Fourth Amendment, dated as of February 28, 2007, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

10.2.2.8	Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.3	Financing and Term Loan Agreements

10.3.1	Share Lending Agreement, dated as of September 28, 2004, among the Company, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).

10.3.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co- Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.3.1	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.3.3.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between the Company and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).

10.3.4	Letter of Credit Agreement, dated as of September 30, 2004, between the Company and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).

Exhibit Number	Description
10.3.5	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York (as successor administrative agent to Goldman Sachs Credit Partners L.P.) as Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.3.6.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

10.3.6.2	Amendment No. 1 Under Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

10.3.6.3	Amendment No. 2 Under Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.6.4	Amendment No. 3 Under Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.6.5	Amendment No. 4 Under Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.3.6.6	Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit Number	Description
10.3.6.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

10.3.6.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.3.6.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.3.6.10	Amendment No. 5 Under Credit and Guarantee Agreement, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.3.7	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Wilmington Trust Company (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.8	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of New York (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.9	Credit Agreement, dated as of June 24, 2004, among Riverside Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

Exhibit Number	Description
10.3.10	Credit Agreement, dated as of June 24, 2004, among Rocky Mountain Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

10.3.11	Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

10.4	Security Agreements

10.4.1	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.2	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.3	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.4.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.4.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.5.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.5.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.6	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.7.1	Collateral Trust Agreement, dated as of July 16, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.7.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.8	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.9	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.10	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.12	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.13	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.14	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.15	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.16	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from the Company to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.17	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.18	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.19	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.20	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.21	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.22	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among the Company, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.5	Power Purchase and Other Agreements

10.5.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the SEC on September 13, 2004).

10.5.2	Master Power Purchase and Sale Agreement Third Amended and Restated Confirmation Letter regarding Calpine 2, dated December 7, 2007, between Calpine Energy Services, L.P. and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2007).

10.6	Management Contracts or Compensatory Plans or Arrangements

10.6.1.1	Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.1.2	Amendment, dated October 10, 2007, to Employment Agreement between the Company and Robert P. May (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.2.1	Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.2.2	Amendment, dated January 17, 2006, to Employment Agreement between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.2.3	Separation Agreement and General Release, dated February 16, 2007, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

Exhibit Number	Description
10.6.3.1	Agreement, dated December 17, 2005, between the Company and AP Services, LLC (incorporated by reference to Exhibit 10.5.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.3.2	Letter Agreement, dated November 3, 2006, between the Company and AP Services, LLC, amending the Agreement, dated December 17, 2005, between the Company and AP Services (incorporated by reference to Exhibit 10.5.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.4	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996).†

10.6.5	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).†

10.6.6.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).†

10.6.6.2	Amendment to Calpine Corporation 1996 Stock Incentive Plan (description of such Amendment is incorporated by reference to Item 1.01 of Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 20, 2005).†

10.6.6.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†

10.6.6.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†

10.6.7	2000 Employee Stock Purchase Plan (incorporated by reference to the copy of such Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000).†

10.6.8	Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.9	Calpine Corporation 2007 Calpine Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 8, 2007).†

10.6.10	Summary of Calpine Emergence Incentive Plan (incorporated by reference to Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.11	Calpine Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-149074) filed with the SEC on February 6, 2008).†

Exhibit Number	Description
10.6.12	Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-149074) filed with the SEC on February 6, 2008).†

10.6.13	Calpine Corporation Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2008).†

10.6.14.1	Employment Agreement, dated May 25, 2006, between the Company and Mr. Thomas N. May (incorporated by reference to Exhibit 10.5.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.14.2	Separation Agreement and General Release, dated November 28, 2007, between the Company and Mr. Thomas N. May.*†

10.6.14.3	Letter dated February 11, 2008, from the Company to Mr. Thomas N. May.* †

10.6.15.1	Employment Agreement, dated June 19, 2006, between the Company and Mr. Gregory L. Doody (incorporated by reference to Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.15.2	Letter dated September 20, 2007, from the Company to Gregory Doody (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.15.3	Letter dated February 11, 2008, from the Company to Mr. Gregory L. Doody.* †

10.6.16.1	Letter dated September 20, 2007, from the Company to Mr. Michael Rogers.* †

10.6.16.2	Letter dated February 11, 2008, from the Company to Mr. Michael D. Rogers.* †

10.6.17.1	Letter dated September 20, 2007, from the Company to Mr. Charles Clark, Jr.* †

10.6.17.2	Letter dated February 11, 2008, from the Company to Mr. Charles Clark* †

10.6.18	Aircraft Travel Card Guidelines (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.19	Letter Agreement, dated December 7, 2005, between the Company and PA Consulting Group, Inc.*†

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	* Filed herewith

(2)	† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ LISA DONAHUE
Lisa Donahue
Senior Vice President and Chief Financial Officer

Date: February 28, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Calpine Corporation do hereby constitute and appoint Gregory L. Doody the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Calpine Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT P. MAY Robert P. May	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ LISA DONAHUE Lisa Donahue	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ CHARLES B. CLARK, JR. Charles B. Clark, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ FRANK CASSIDY Frank Cassidy	Director	February 28, 2008

/s/ KENNETH T. DERR Kenneth T. Derr	Director	February 28, 2008

/s/ ROBERT C. HINCKLEY Robert C. Hinckley	Director	February 28, 2008

/s/ DAVID C. MERRITT David C. Merritt	Director	February 28, 2008

/s/ W. BENJAMIN MORELAND W. Benjamin Moreland	Director	February 28, 2008

/s/ DENISE M. O’LEARY Denise M. O’Leary	Director	February 28, 2008

/s/ WILLIAM J. PATTERSON William J. Patterson	Director	February 28, 2008

/s/ J. STUART RYAN J. Stuart Ryan	Director	February 28, 2008

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Calpine Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Calpine Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2008

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,915	$1,077
Accounts receivable, net of allowance of $54 and $32	878	716
Accounts receivable, related party	226	19
Inventories	114	184
Margin deposits and other prepaid expense	452	359
Restricted cash, current	422	426
Current derivative assets	231	152
Current assets held for sale	195	154
Other current assets	98	81

Total current assets	4,531	3,168

Property, plant and equipment, net	12,292	13,603
Restricted cash, net of current portion	159	192
Investments	260	129
Long-term derivative assets	222	352
Other assets	1,018	1,146

Total assets	$18,482	$18,590

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$642	$440
Accrued interest payable	324	406
Debt, current portion	1,710	4,569
Current derivative liabilities	306	225
Income taxes payable	51	99
Other current liabilities	571	319

Total current liabilities	3,604	6,058
Debt, net of current portion	9,946	3,352
Deferred income taxes, net of current portion	38	490
Long-term derivative liabilities	510	475
Other long-term liabilities	245	345

Total liabilities not subject to compromise	14,343	10,720
Liabilities subject to compromise	8,788	14,757
Commitments and contingencies (see Note 15)
Minority interest	3	266
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 10,000,000 shares; none issued and outstanding in 2007 and 2006	—	—
Common stock, $.001 par value per share; authorized 2,000,000,000 shares; 568,314,685 issued and 479,314,685 outstanding in 2007 and 568,764,920 issued and 529,764,920 outstanding in 2006	1	1
Additional paid-in capital	3,263	3,270
Additional paid-in capital, loaned shares	—	145
Additional paid-in capital, returnable shares	—	(145)
Accumulated deficit	(7,685)	(10,378)
Accumulated other comprehensive loss	(231)	(46)

Total stockholders’ deficit	(4,652)	(7,153)

Total liabilities and stockholders’ deficit	$18,482	$18,590

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Operating revenues	$7,970	$6,937	$10,302

Cost of revenue:
Fuel and purchased energy expenses	5,683	4,752	8,318
Plant operating expense	749	750	717
Depreciation and amortization	463	470	506
Operating plant impairments	44	53	2,413
Other cost of revenue	136	172	293

Gross profit (loss)	895	740	(1,945)
Equipment, development project and other impairments	2	65	2,117
Sales, general and other administrative expense	146	175	240
Other operating expenses	42	36	69

Income (loss) from operations	705	464	(4,371)
Interest expense	2,019	1,254	1,397
Interest (income)	(64)	(79)	(84)
Loss (income) from various repurchases of debt	—	18	(203)
Minority interest expense	—	5	43
Other (income) expense, net	(139)	(5)	72

Loss before reorganization items, income taxes and discontinued operations	(1,111)	(729)	(5,596)
Reorganization items	(3,258)	972	5,026

Income (loss) before income taxes and discontinued operations	2,147	(1,701)	(10,622)
Provision (benefit) for income taxes	(546)	64	(741)

Income (loss) before discontinued operations	2,693	(1,765)	(9,881)
Discontinued operations, net of tax provision of $132 in 2005	—	—	(58)

Net income (loss)	$2,693	$(1,765)	$(9,939)

Basic earnings (loss) per common share:
Weighted average shares of common stock outstanding (in thousands)	479,235	479,136	463,567
Income (loss) before discontinued operations	$5.62	$(3.68)	$(21.32)
Discontinued operations, net of tax	—	—	(0.12)

Net income (loss)	$5.62	$(3.68)	$(21.44)

Diluted earnings (loss) per common share:
Weighted average shares of common stock outstanding (in thousands)	479,478	479,136	463,567
Income (loss) before discontinued operations	$5.62	$(3.68)	$(21.32)
Discontinued operations, net of tax	—	—	(0.12)

Net income (loss)	$5.62	$(3.68)	$(21.44)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND

STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated Other Comprehensive Income (Loss) Net Unrealized Gain (Loss) From
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Cash Flow Hedges	Foreign Currency Translation	Total Stockholders’ Equity (Deficit)
	(In millions except share amounts)
Balance, December 31, 2004	$1	$—	$3,151	$1,326	$ (139)	$249	$4,588

Issuance of 32,572,632 shares of common stock, net of issuance costs	—	—	98	—	—	—	98
Stock compensation expense	—	—	16	—	—	—	16

Total stockholders’ equity (deficit) before comprehensive income items							114
Net (loss)	—	—	—	(9,939)	—	—	(9,939)
Comprehensive pre-tax loss before reclassification adjustment	—	—	—	—	(437)	—	(437)
Reclassification adjustment for loss included in net loss	—	—	—	—	406	—	406
Income tax benefit	—	—	—	—	11	—	11
Foreign currency translation loss	—	—	—	—	—	(251)	(251)

Total comprehensive (loss)							(10,210)

Balance, December 31, 2005	$1	$—	$3,265	$(8,613)	$(159)	$(2)	$(5,508)

Return of 39,000,000 shares of loaned common stock	—	—	(113)	—	—	—	(113)
Returnable shares	—	—	113	—	—	—	113
Stock compensation expense	—		5	—	—	—	5

Total stockholders’ equity (deficit) before comprehensive income items							5
Net (loss)	—	—	—	(1,765)	—	—	(1,765)
Comprehensive pre-tax gain before reclassification adjustment	—	—	—	—	33	—	33
Reclassification adjustment for loss included in net loss	—	—	—	—	146	—	146
Income tax (provision)	—	—	—	—	(64)	—	(64)

Total comprehensive (loss)							(1,650)

Balance, December 31, 2006	$1	$—	$3,270	$(10,378)	$(44)	$(2)	$(7,153)

Return of 50,000,000 shares of loaned common stock	—	—	(145)	—	—	—	(145)
Returnable shares	—	—	145	—	—	—	145
Stock compensation (income)	—	—	(7)	—	—	—	(7)

Total stockholders’ equity (deficit) before comprehensive income items							(7)
Net income	—	—	—	2,693	—	—	2,693
Comprehensive pre-tax loss before reclassification adjustment	—	—	—	—	(196)	—	(196)
Reclassification adjustment for loss included in net income	—	—	—	—	13	—	13
Income tax (provision)	—	—	—	—	(14)	—	(14)
Foreign currency translation gain	—	—	—	—	—	12	12

Total comprehensive income							2,508

Balance, December 31, 2007	$1	$—	$3,263	$(7,685)	$(241)	$10	$(4,652)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income (loss)	$2,693	$(1,765)	$(9,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization(1)	554	585	760
Impairment charges	46	118	4,774
Deferred income taxes, net	(517)	22	(610)
Loss (gain) on sale of assets, excluding reorganization items	31	36	(326)
Loss (income) on various repurchases of debt	—	18	(203)
Mark-to-market activity, net	13	(99)	(11)
Non-cash derivative activities	—	171	36
(Income) loss from unconsolidated investments in power projects	21	—	(12)
Distributions from unconsolidated investments in power projects	—	—	25
Reorganization items	(3,342)	807	5,013
Other	(3)	4	117
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(194)	112	(42)
Other assets	(102)	49	(119)
Accounts payable, LSTC and accrued expenses	931	18	(111)
Other liabilities	51	80	(60)

Net cash provided by (used in) operating activities	182	156	(708)

Cash flows from investing activities:
Purchases of property, plant and equipment	(196)	(212)	(783)
Disposals of property, plant and equipment	541	275	2,103
Acquisitions, net of cash acquired	—	(267)	—
Advances to joint ventures	(68)	(59)	—
Return of investment in Canadian Debtors	75	—	—
Return of investment in joint ventures	104	—	—
Cash flows from derivatives not designated as hedges	5	(144)	103
(Increase) decrease in restricted cash	37	384	(536)
Cash effect of deconsolidation of OMEC	(29)	—	—
Other	9	37	30

Net cash provided by investing activities	478	14	917

Cash flows from financing activities:
Borrowings from notes payable and lines of credit	$—	$—	$6
Repayments of notes payable and lines of credit	(135)	(180)	(204)
Borrowings from project financing	21	141	750
Repayments of project financing	(119)	(110)	(186)
Repayments of CalGen Secured Debt	(224)	—	—
Proceeds from issuance of convertible senior notes	—	—	650
Borrowings from DIP Facility	614	1,150	25
Repayments of DIP Facility	(38)	(179)	—
Proceeds from sale of ULC I bonds	151	—	—
Repayments and repurchases of senior notes	—	(646)	(880)
Proceeds from issuance of preferred interests	—	—	865
Redemptions of preferred interests	(9)	(9)	(779)
Repayment of convertible debentures to Calpine Capital Trust III	—	—	(517)
Proceeds from Deer Park prepaid commodity contract	—	—	264
Costs of Deer Park prepaid commodity contract	—	—	(20)
Financing costs	(81)	(39)	(97)
Other	(2)	(7)	(37)

Net cash provided by (used in) financing activities	178	121	(160)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2007	2006	2005
	(in millions)
Net increase in cash and cash equivalents, including discontinued operations cash	838	291	49
Change in discontinued operations cash classified as assets held for sale	—	—	19

Net increase in cash and cash equivalents	838	291	68
Cash and cash equivalents, beginning of period	1,077	786	718

Cash and cash equivalents, end of period	$1,915	$1,077	$786

Cash paid (received) during the period for:
Interest, net of amounts capitalized	$1,143	$979	$1,316
Income taxes	$1	$9	$26
Reorganization items included in operating activities, net	$126	$120	$14
Reorganization items included in investing activities, net	$(582)	$(107)	$—
Reorganization items included in financing activities, net	$74	$39	$—

Supplemental disclosure of non-cash investing and financing activities:

DIP Facility borrowings used to extinguish the Original DIP Facility principal ($989), CalGen Secured Debt principal ($2,309) and operating liabilities ($88)	$3,386	$—	$—
Project financing ($159) and operating liabilities ($33) extinguished with sale of Aries Power Plant	$192	$—	$—
Return of loaned common stock	145	113	—
Fair value of Metcalf cooperation agreement, with offsets to notes payable ($6) and operating liabilities ($6)	$12	$—	$—
Acquisition of property, plant and equipment for Geysers Assets, with offsets to operating assets	$—	$181	$—
Capital contribution (equipment) to Greenfield LP	$—	$28	$41
Note receivable obtained in exchange for equipment contributed to Greenfield LP	$—	$—	$21
Letter of credit draws under the CalGen Secured Debt, used for operating activities	$16	$71	$—
Letter of credit collateral draws from restricted cash, used for operating activities	$—	$32	$—
Letter of credit collateral draws from restricted cash, used for minority interest distributions	$—	15	—
Restricted cash used for project financing debt repayments	$—	$7	$—
Increase in property, plant and equipment due to consolidation of Acadia PP, with offsets to minority interests ($275) and investments ($203)	$—	$—	$478
Fair value of common stock issued to extinguish convertible notes of $94	$—	$—	$85
Project financing extinguished with sale of leasehold interest in the Fox Energy Center	$—	$352	$—

(1)	Includes depreciation and amortization that is also recorded in sales, general and other administrative expense and interest expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

1.  Organization and Operations of the Company

Calpine Corporation, a Delaware corporation, and consolidated subsidiaries are an independent power producer that operates and develops power generation facilities in North America. Our primary business is the generation and sale of electricity and electricity-related products and services to wholesale and industrial customers through the operation of our portfolio of power generation assets, which include power generation facilities that we own or lease. We market electricity produced by our generating facilities to utilities and other third party purchasers. Thermal energy produced by the gas-fired power cogeneration facilities is primarily sold to industrial users. Our portfolio of plants is comprised of two power generation technologies: natural gas-fired combustion (primarily combined-cycle) and renewable geothermal facilities. Geothermal plants are low variable-cost facilities that harness the Earth’s naturally occurring steam to generate electricity.

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

We offered combustion turbine component parts and services through our subsidiaries, TTS and PSM. In connection with our restructuring activities, we determined that these businesses were not a part of our core operations and, as a result, we sold TTS and PSM in September 2006 and March 2007, respectively. See Note 7 for further information regarding these asset sales.

As of December 31, 2007, we were operating as debtors-in-possession as a result of our filings of petitions for relief under Chapter 11 of the Bankruptcy Code and for creditor protection under the CCAA in Canada. Our Plan of Reorganization was confirmed on December 19, 2007, and we emerged from Chapter 11 protection on January 31, 2008, and from protection under the CCAA on February 8, 2008. See Note 3 for further discussion.

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

On May 3, 2007, OMEC, an indirect wholly owned subsidiary and the owner of the Otay Mesa Energy Center, entered into a 10-year tolling agreement with SDG&E. OMEC also entered into a ground sublease and

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

easement agreement with SDG&E which, among other things, provides for a put option by OMEC to sell, and a call option by SDG&E to buy, the Otay Mesa facility at the end of the tolling agreement. OMEC is a VIE. The tolling agreement and the put and call options were determined to absorb the majority of risk from the entity such that we are not OMEC’s primary beneficiary. Accordingly, we deconsolidated OMEC during the second quarter of 2007, and our investment in OMEC is accounted for under the equity method. The deconsolidation of OMEC resulted in a reduction, at the time of deconsolidation, in construction in progress of $144 million, cash of $29 million, debt of $7 million, other current and non-current assets of $12 million and other current and non-current liabilities of $22 million. See Note 5 for further discussion.

As a result of our filings under Chapter 11 in the U.S. and for creditor protection under the CCAA in Canada, we deconsolidated most of our Canadian and other foreign entities as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors resulted in a loss of the elements of control necessary for consolidation. We fully impaired our investment in the Canadian and other foreign subsidiaries as of the Petition Date and through December 31, 2007, accounted for such investments under the cost method. Because our Consolidated Financial Statements exclude the financial statements of the Canadian Debtors, the information in this Report principally describes the Chapter 11 cases and only describes the CCAA proceedings where they have a material effect on our operations or where such description provides necessary background information. Following their emergence from the CCAA proceedings on February 8, 2008, we reconsolidated the remaining Canadian and other foreign subsidiaries. See Note 3 for further discussion.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the current year presentation, in particular, mark-to-market gains and losses on derivative gas contracts are classified as part of fuel and purchased energy expenses. Previously, these gains and losses were included in mark-to-market activity, net, which was previously a separate component within operating revenues.

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

Accounting for Reorganization

Our Consolidated Financial Statements have been prepared in accordance with SOP 90-7 which requires that financial statements, for periods subsequent to the Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 cases are recorded in reorganization items on our Consolidated Statements of Operations. In addition, pre-petition obligations impacted by the Chapter 11 cases have been classified as LSTC on our Consolidated Balance Sheets. These liabilities are reported at the amounts as confirmed in our Plan of Reorganization or

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be allowed by the U.S. Bankruptcy Court, even if they may be settled for a lesser amount. As a result of our emergence from Chapter 11, we may be required to adopt fresh start accounting on the Effective Date. See Note 3 for further details regarding our Plan of Reorganization and fresh start accounting. As of the date of filing of this report, we believe that it is unlikely that fresh start accounting will apply, but there is no assurance that this will be the case.

Impairment Evaluation of Long-Lived Assets, Including Intangibles and Investments

We evaluate our property, plant and equipment, equity method investments and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or a determination that a suspended project is not likely to be completed or when we conclude that it is more likely than not that an asset will be disposed of or sold. If an impairment is the result of a restructuring activity, it is included in reorganization items on our Consolidated Statements of Operations.

We evaluate the impairment of our operating plants by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows associated with the asset. If we conclude that it is more likely than not that an operating power plant will be sold or otherwise disposed of, we perform an evaluation of the probability-weighted expected future cash flows, giving consideration to both the continued ownership and operation of the power plant, and consummating a sale transaction or other disposition. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values, which are determined by the best available information which may include but not be limited to, comparable sales, discounted cash flow valuations and third party appraisals. Certain of our generating assets are located in regions with depressed demands and commodity margins. Our forecasts generally assume that commodity margins will increase in future years in these regions as the supply and demand relationships improve. There can be no assurance that this will occur.

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

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details impairment charges recorded during the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Operating plant impairments	$44	$53	$2,413
Equipment, development project and other impairments	2	65	2,117
Impairments included in reorganization items	120	—	—

Total impairment charges	$166	$118	$4,530

For the year ended December 31, 2007, we recorded operating plant impairment charges primarily related to the Bethpage Power Plant as additional competition due to new transmission lines reduced future expected cash flows. For the year ended December 31, 2006, we recorded operating plant impairment charges primarily related to operating plants that were sold during the year. Also during 2006, we recorded equipment, development project and other impairment charges primarily related to certain turbine-generator equipment not assigned to projects for which we determined near-term sales were likely.

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

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts with our project financed securities is limited, at least temporarily, to the operations of the respective projects. At December 31, 2007 and 2006, $257 million and $391 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements.

Restricted Cash

We are required to maintain cash balances that are restricted by provisions of certain of our debt and lease agreements or by regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases. Funds that can be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

The table below represents the components of our restricted cash as of December 31, 2007 and 2006 (in millions):

	2007			2006
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$128	$111	$239	$148	$114	$262
Rent reserve	11	—	11	58	—	58
Construction/major maintenance	62	26	88	83	28	111
Security/project reserves	119	—	119	46	32	78
Collateralized letters of credit and other credit support	4	—	4	29	—	29
Other	98	22	120	62	18	80

Total	$422	$159	$581	$426	$192	$618

Of our restricted cash at December 31, 2007 and 2006, $304 million and $349 million, respectively, relates to the assets of the following entities, each an entity with its existence separate from us and our other subsidiaries (in millions).

	2007	2006
PCF	$156	$183
Gilroy Energy Center, LLC	36	53
Rocky Mountain Energy Center, LLC	44	48
Riverside Energy Center, LLC	34	37
Calpine King City Cogen, LLC	27	19
Metcalf Energy Center, LLC	6	7
PCF III	1	2

Total	$304	$349

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounts receivable and payable balances also include settled but unpaid amounts relating to hedging, balancing, optimization and trading activities of CES based upon industry practice. Some of these receivables and payables with individual counterparties are subject to master netting agreements whereby we legally have a right of setoff and we settle the balances net. However, for balance sheet presentation purposes and to be consistent with the way we present the majority of amounts related to hedging, balancing and optimization activities on our Consolidated Statements of Operations, we present our receivables and payables on a gross basis. Receivable balances greater than 30 days past due are individually reviewed for collectibility, and if deemed uncollectible, are charged off against the allowance accounts or reversed out of revenue after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off balance sheet credit exposure related to our customers.

Counterparty Credit Risk

Our customer and supplier base is concentrated within the energy industry. Accordingly, we have exposure to trends within the energy industry, including declines in the creditworthiness of our counterparties. Currently, certain of our marketing counterparties within the energy industry have below investment grade credit ratings. Our risk control group manages counterparty credit risk and monitors our net exposure with each counterparty on a daily basis. The analysis is performed on a mark-to-market basis using forward curves. The net exposure is compared against a counterparty credit risk threshold which is determined based on each counterparty’s credit rating and evaluation of the financial statements. We utilize these thresholds to determine the need for additional collateral or restriction of activity with the counterparty. We do not currently have any significant exposure to counterparties that are not paying on a current basis.

Inventories

Inventories primarily consist of spare parts, stored gas and oil, and materials and supplies. Inventories are stated at the lower of cost or market value under the weighted average cost method.

Margin Deposits and Other Collateral

As of December 31, 2007 and 2006, we had margin deposits with third parties of $314 million and $214 million, respectively, to support commodity transactions. Counterparties had deposited with us $21 million and nil as margin deposits at December 31, 2007 and 2006, respectively. Also, counterparties had posted letters of credit to us of $18 million and $4 million at December 31, 2007 and 2006, respectively. In addition, we have granted additional first priority liens on the assets currently subject to first priority liens under the DIP Facility as collateral under certain of our power agreements, natural gas agreements and interest rate swap agreements that qualify as “eligible commodity hedge agreements” under the DIP Facility in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements will share the benefits of the collateral subject to such first priority

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liens ratably with the lenders under the DIP Facility. As of December 31, 2007 and 2006, our net discounted exposure under the power and natural gas agreements collateralized by such first priority liens was approximately $22 million and nil, respectively, and our net discounted exposure under the interest rate swap agreements collateralized by such first priority liens was approximately $151 million and nil, respectively.

Property, Plant and Equipment, Net

Property, plant, and equipment items are recorded at cost. We capitalize costs incurred in connection with the construction of power plants, the development of geothermal properties and the refurbishment of major turbine generator equipment. We expense annual planned maintenance. Depreciation, other than for geothermal properties, is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, using an estimated salvage value which approximates 10% of the depreciable cost basis. Peaking facilities are generally depreciated over 40 years, using an estimated salvage value of 10% of the depreciable cost basis. Certain capital improvements associated with leased facilities may be deemed to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Geothermal costs are amortized by the units of production method based on the estimated total productive output over the estimated useful lives of the related steam fields. Generally, upon retirement or sale of property, plant, and equipment (other than geothermal), the costs of such assets and the related accumulated depreciation are removed from our Consolidated Balance Sheets and a gain or loss is recorded as a cost of revenue or other income item. However, under the units of production method for our geothermal properties, replacement equipment is expensed when incurred and, upon retirement or sale of an entire facility, its asset base and the related accumulated depreciation are removed from our Consolidated Balance Sheets. At times, geothermal equipment that is replaced over the normal course of business may be sold at market scrap value and proceeds recorded in other income on our Consolidated Statements of Operations.

Asset Retirement Obligation

We record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At December 31, 2007 and 2006, our asset retirement obligation liabilities were $39 million and $41 million, respectively, primarily relating to land leases upon which our power generation facilities are built and the requirement that the property meet specific conditions upon its return.

Revenue Recognition

We recognize revenue primarily from the sale of electric power and thermal energy, a by-product of our electric generation business. Where applicable, revenues are recognized ratably over the terms of the related contracts.

To protect and enhance the profit potential of our electric generation plants, we enter into electric and gas hedging, balancing and optimization activities, subject to market conditions, and we have also entered into contracts considered energy trading contracts. We execute these transactions primarily through the use of physical forward commodity purchases and sales and financial commodity swaps and options. With respect to our physical forward contracts, we generally act as a principal, take title to the commodities, and assume the risks and rewards of ownership. Therefore, when we do not hold these contracts for trading purposes, or “book-out” with a counterparty rather than physically deliver, we record settlement of the majority of our non-trading physical forward contracts on a gross basis.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further details of our revenue recognition policy are provided below.

Accounting for Commodity Contracts

Commodity contracts are evaluated to determine whether the contract should be accounted for as a lease, a derivative instrument or an executory contract, and additionally, whether the financial statement presentation should be gross or net.

Leases — Contracts accounted for as operating leases with minimum lease rentals which vary over time must be levelized. Generally, we levelize these contract revenues on a straight-line basis over the term of the contract.

The total contractual future minimum lease receipts for these contracts are as follows (in millions):

2008	$284
2009	287
2010	291
2011	261
2012	217
Thereafter	1,055

Total	$2,395

Derivative Instruments — Contracts that are derivatives are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of contracts accounted for as derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Accounting for derivatives at fair value requires us to make estimates about future prices during periods for which price quotes are not available from sources external to us, in which case we rely on internally developed price estimates. We derive such future price estimates, during periods where external price quotes are unavailable, based on an extrapolation of prices from periods where external price quotes are available. We perform this extrapolation using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.

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

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminated prior to the occurrence of the hedged forecasted transaction for cash flow hedges, or prior to the settlement of the hedged asset, liability or firm commitment for fair value hedges, the gain or loss associated with the hedge instrument remains deferred.

Where we have derivatives designated as cash flow or fair value hedges we present the cash flows from these derivatives in the same category as the item being hedged on our Consolidated Statements of Cash Flows. The realized component of interest rate swaps is classified within operating activities on our Consolidated Statements of Cash Flows. All cash flows from other derivatives are presented in investing activities on our Consolidated Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

Mark-to-market activity, a component of operating revenues (for electricity contracts) and fuel and purchased energy expenses (for gas contracts), includes realized settlements of and unrealized mark-to-market gains and losses on power and gas derivative instruments not designated as cash flow hedges, including those held for trading purposes. Gains and losses due to ineffectiveness on commodity hedging instruments are also included in unrealized mark-to-market gains and losses.

Executory Contracts — Where commodity contracts do not qualify as leases or do not qualify for or are exempt from derivative accounting treatment, the contracts are classified as executory contracts. We apply traditional accrual accounting to these contracts unless the revenue must be levelized as a result of its pricing terms in accordance with accounting standards. We currently levelize revenues over the term of the agreement for one such executory contract.

Financial Statement Presentation — Transactions with either of the following characteristics are presented net on our Consolidated Financial Statements: (i) transactions executed in a back-to-back buy and sale pair, primarily because of market protocols; and (ii) physical power purchase and sale transactions where our power schedulers net the physical flow of the power purchase against the physical flow of the power sale (or “book out” the physical power flows) as a matter of scheduling convenience to eliminate the need to schedule actual power delivery. These book out transactions may occur with the same counterparty or between different counterparties where we have equal but offsetting physical purchase and delivery commitments. We netted the following amounts on our Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2007	2006	2005
Operating revenues	$427	$339	$1,130
Fuel and purchased energy expenses	$427	$339	$1,130

We have presented our derivative assets and liabilities on a net basis on our Consolidated Balance Sheets where our derivative instruments are subject to a netting agreement or otherwise have a legal right of setoff. All other derivative instruments are presented on a gross basis. We have chosen this method of presentation because it is consistent with the way related mark-to-market gains and losses on derivatives are recorded on our Consolidated Statements of Operations and within OCI. However, we expect to elect gross presentation upon adopting FASB Staff Position No. FIN 39-1 effective January 1, 2008. See New Accounting Pronouncements below.

Operating Revenues

Operating revenues are composed of (i) electricity and thermal revenue consisting of fixed capacity payments, which are not related to production, variable energy payments, which are related to production, host

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

steam and thermal energy sales, and other revenues such as RMR Contracts, resource adequacy and certain ancillary service revenues, (ii) revenues from hedging, balancing and optimization activities, (iii) unrealized mark-to-market gains and losses resulting from general market price movements against our undesignated derivative electricity contracts and (iv) other service revenues including revenue related to the sales of combustion turbine component parts and services from TTS and PSM prior to their sale in September 2006 and March 2007, respectively.

Fuel and Purchased Energy Expenses

Fuel and purchased energy expenses are composed of the cost of gas purchased from third parties for the purposes of consumption in our power plants as fuel expense and the cost of power and gas purchased from third parties for hedging, balancing and optimization activities as well as unrealized mark-to-market gains and losses resulting from general market price movements against our undesignated derivative gas contracts.

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

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. We reverse a previously recognized tax position in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

We recognize interest and penalties incurred in our provision (benefit) for income taxes. During the years ended December 31, 2007, 2006 and 2005, we did not recognize any material interest and penalties due to our Chapter 11 cases. We had approximately $19 million accrued for liabilities related to interest and penalties at both December 31, 2007 and 2006.

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

In accordance with applicable accounting standards, entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted EPS. Our share lending agreement did not provide for cash settlement, but rather physical settlement is required (i.e., the shares had to be and were returned by the end of the arrangement). Consequently, the loaned shares of common stock subject to the share lending agreement are excluded from our EPS calculation. See Note 12 for a discussion of the share lending agreement.

New Accounting Pronouncements

SFAS No. 157

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. SFAS No. 157 is still effective for us on January 1, 2008, for recurring financial assets and liabilities carried at fair value.

SFAS No. 157 is to be applied prospectively as of the beginning of the year of adoption, except for limited retrospective application to selected items including financial instruments that were measured at fair value using the transaction price in accordance with the requirements of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Day one gains and losses previously deferred under 02-3 should be recorded as a cumulative effect adjustment to opening retained earnings at the date of adoption. As of January 1, 2008, we recorded a reduction to retained earnings of approximately $22 million relating to these gains and losses. We are still assessing the impact this standard will have on our results of operations, cash flows and financial position prospectively.

SFAS No. 159

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates with unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings at each subsequent reporting date. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also elects to apply SFAS No. 157. We elected not to adopt the fair value options in SFAS No. 159 on January 1, 2008.

FASB Staff Position No. FIN 39-1

In April 2007, the FASB staff issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 requires an entity to offset the fair value amounts recognized for cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement, if the entity elects to offset (net) fair value amounts recognized as derivative instruments. Under the provisions of this pronouncement, a reporting entity shall make an

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting decision whether or not to offset fair value amounts. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. We will not elect to apply the netting provisions allowed under FSP FIN 39-1.

SFAS No. 141(R)

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, with early adoption prohibited. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

SFAS No. 160

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS No. 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.

3.  Chapter 11 Cases and Related Disclosures

Summary of Proceedings

General Bankruptcy Matters — From the Petition Date through the Effective Date, we operated as a debtor-in-possession under the protection of the U.S. Bankruptcy Court following filings by Calpine Corporation and 274 of its wholly owned U.S. subsidiaries for voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In addition, during that period, 12 of our Canadian subsidiaries that had filed for creditor protection under the CCAA also operated as debtors-in-possession under the jurisdiction of the Canadian Court.

During the pendency of our Chapter 11 cases through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Canadian Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, as well as pending litigation against the Calpine Debtors related to such liabilities generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan of Reorganization — On June 20, 2007, the U.S. Debtors filed the Debtors’ Joint Plan of Reorganization and related Disclosure Statement, which were subsequently amended on each of August 27, September 18, September 24, September 27 and December 13, 2007. On December 19, 2007, we filed the Sixth Amended Joint Plan of Reorganization. As a result of the modifications to the Plan of Reorganization as well as settlements reached by stipulation with certain creditors, all classes of creditors entitled to vote ultimately voted to approve the Plan of Reorganization. The Plan of Reorganization, which provides that the total enterprise value of the reorganized U.S. Debtors for purposes of the Plan of Reorganization is $18.95 billion, also provided for the amendment and restatement of our certificate of incorporation and the adoption of the Calpine Equity Incentive Plans. The Plan of Reorganization was confirmed by the U.S. Bankruptcy Court on December 19, 2007, and became effective on January 31, 2008.

The Plan of Reorganization provides for the treatment of claims against and interests in the U.S. Debtors. Pursuant to the Plan of Reorganization, allowed administrative claims and priority tax claims will be paid in full in cash or cash equivalents, as will allowed first and second lien debt claims. Other allowed secured claims will be reinstated, paid in full in cash or cash equivalents, or have the collateral securing such claims returned to the secured creditor. Allowed make whole claims arising in connection with the repayment of the CalGen Second Lien Debt and the CalGen Third Lien Debt will be paid in full in cash or cash equivalents, which may include cash proceeds generated from the sale of common stock of the reorganized Calpine Corporation pursuant to the Plan of Reorganization. To the extent that the common stock reserved on account of such make whole claims is insufficient to generate sufficient cash proceeds to satisfy such claims in full, the Company must use other available cash to satisfy such claims. Allowed unsecured claims will receive a pro rata distribution of all common stock of the reorganized Calpine Corporation to be distributed under the Plan of Reorganization (except shares reserved for issuance under the Calpine Equity Incentive Plans). Allowed unsecured convenience claims (subject to certain exceptions, all unsecured claims $50,000 or less) will be paid in full in cash or cash equivalents. Holders of allowed interests in Calpine Corporation (primarily holders of Calpine Corporation common stock existing as of the Petition Date) will receive a pro rata share of warrants to purchase approximately 48.5 million shares of reorganized Calpine Corporation common stock, subject to certain terms. Holders of subordinated equity securities claims will not receive a distribution under the Plan of Reorganization and may only recover from applicable insurance proceeds. Because certain disputed claims were not resolved as of the Effective Date and are not yet finally adjudicated, no assurances can be given that actual claim amounts may not be materially higher or lower than confirmed in the Plan of Reorganization.

In connection with the consummation of the Plan of Reorganization, we closed on our approximately $7.3 billion of Exit Facilities, comprising the outstanding loan amounts and commitments under the $5.0 billion DIP Facility (including the $1.0 billion revolver), which were converted into exit financing under the Exit Credit Facility, approximately $2.0 billion of additional term loan facilities under the Exit Credit Facility and $300 million of term loans under the Bridge Facility. Amounts drawn under the Exit Facilities at closing were used to fund cash payment obligations under the Plan of Reorganization including the repayment of a portion of the Second Priority Debt and the payment of administrative claims and other pre-petition claims, as well as to pay fees and expenses in connection with the Exit Facilities and for working capital and general corporate purposes.

Pursuant to the Plan of Reorganization, all shares of our common stock outstanding prior to the Effective Date were canceled, and we authorized the issuance of 485 million new shares of reorganized Calpine Corporation common stock, of which approximately 421 million shares have been distributed to holders of allowed unsecured claims against the U.S. Debtors (of which approximately 10 million are being held in escrow pending resolution of certain intercreditor matters), and approximately 64 million shares have been reserved for

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution to holders of disputed unsecured claims whose claims ultimately become allowed. We estimate that the number of shares reserved was more than sufficient to satisfy the U.S. Debtors’ obligations under the Plan of Reorganization even if all disputed unsecured claims ultimately become allowed. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. We are not required to issue additional shares above the 485 million shares authorized to settle unsecured claims, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. Accordingly, resolution of these claims could have a material effect on creditor recoveries under the Plan of Reorganization as the total number of shares of common stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan of Reorganization.

In addition to the 485 million shares authorized to be issued to settle unsecured claims, pursuant to the Plan of Reorganization, we authorized the issuance to certain of our subsidiaries of additional shares of new common stock to be applied to the termination of certain intercompany balances. Upon termination of the intercompany balances on February 1, 2008, these additional shares were returned to us and have been restored to our authorized shares available for future issuance.

In addition, pursuant to the Plan of Reorganization, we authorized the issuance of up to 15 million shares under the Calpine Equity Incentive Plans and we issued warrants to purchase approximately 48.5 million shares of common stock at $23.88 per share to holders of our previously outstanding common stock. Each warrant represents the right to purchase a single share of our new common stock and will expire on August 25, 2008.

The reorganized Calpine Corporation common stock is listed on the NYSE. Our common stock began “when issued” trading on the NYSE under the symbol “CPN-WI” on January 16, 2008, and began “regular way” trading on the NYSE under the symbol “CPN” on February 7, 2008. Our authorized equity consists of 1.5 billion shares of common stock, par value $.001 per share, and 100 million shares of preferred stock which may be issued in one or more series, with such voting rights and other terms as our Board of Directors determines.

Several parties have filed appeals seeking reconsideration of the Confirmation Order. See Note 15 for more information.

In connection with our emergence from Chapter 11, we recorded certain “plan effect” adjustments to our Consolidated Balance Sheet as of the Effective Date in order to reflect certain provisions of our Plan of Reorganization. These adjustments included the distribution of approximately $4.1 billion in cash and the authorized issuance of 485 million shares of reorganized Calpine Corporation common stock primarily for the discharge of LSTC, repayment of the Second Priority Debt and for various other administrative and other post-petition claims. As a result, we estimate that our equity will increase by approximately $8.8 billion. In addition, in order to convert amounts outstanding under our DIP Facility into our exit financing and to fund our payment obligations under the terms of our Plan of Reorganization, among other things, approximately $2.4 billion was our net additional draw under our Exit Facilities at closing. As a result, we had approximately $6.4 billion outstanding under our Exit Facilities at January 31, 2008.

CCAA Proceedings. Upon the application of the Canadian Debtors, on February 8, 2008, the Canadian Court ordered and declared that (i) the unsecured notes issued by ULC I were canceled and discharged on February 4, 2008, (ii) the Canadian Debtors had completed all distributions previously ordered in full satisfaction

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the pre-filing claims against them, (iii) the Canadian Debtors had otherwise fully complied with all orders of the Canadian Court and (iv) the proceedings under the CCAA were terminated, including the stay of proceedings.

As a result of the termination of the CCAA proceedings, the Canadian Debtors and other deconsolidated foreign entities, consisting of a 50% ownership interest in the 50-MW Whitby Cogeneration power plant, approximately $34 million of debt and various working capital items, were reconsolidated on the Canadian Effective Date.

Applicability of Fresh Start Accounting

In connection with our emergence from Chapter 11, we would be required under SOP 90-7 to adopt fresh start accounting under certain conditions. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are:

•

the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims; and

•	the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence.

We refer to these requirements as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined in the glossary of SOP 90-7 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.” Generally, the fresh start applicability test is applied in the period immediately preceding the confirmation date of a plan of reorganization unless there are material conditions precedent to emergence, in which case, it is applied in the period immediately preceeding the date when all of the material conditions have been resolved. Although the Confirmation Order with respect to our Plan of Reorganization was entered on December 19, 2007, we concluded that pursuant to SOP 90-7, the Confirmation Order was not effective until all material conditions precedent as enumerated in our Plan of Reorganization were satisfied, in particular the closing and funding of our Exit Facilities. As a result, we determined that the fresh start applicability test should be applied in the period immediately preceding the Effective Date.

Calpine’s reorganization value was negotiated and approved by the U.S. Bankruptcy Court to be approximately $18.95 billion.

As of the Effective Date, our initial fresh start calculation indicated that we were not allowed to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. As a result, if fresh start accounting does not ultimately apply, our assets and liabilities will not be adjusted to fair value; but rather liabilities compromised by the Plan of Reorganization are stated at present values of amounts to be paid and forgiveness of debt will be reported as an extinguishment of debt in accordance with applicable accounting standards.

However, our determination of the applicability of fresh start accounting includes estimates related to the future settlements of disputed claims, including litigation instituted by us challenging so-called “make whole,”

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium, or “no-call” claims. These disputed claims, some of which may be required to be settled in cash and not from the reserve of reorganized Calpine Corporation common stock, have not yet been finally adjudicated. No assurances can be given that settlements may not be materially higher or lower than we estimated in calculating the applicability of fresh start accounting. If we settle or revise our estimates for these disputed claims at a materially higher amount prior to the issuance of our Quarterly Report on Form 10-Q for the period ended March 31, 2008, we could be required to adopt fresh start accounting which would have a material impact on our Consolidated Balance Sheet at the Effective Date, as well as future Statements of Operations. Under fresh start accounting, our assets and liabilities would be stated at fair value, including our power generation facilities and identifiable intangible assets such as emissions credits and energy contracts. The depreciation and amortization associated with these assets would also differ materially from our historical Consolidated Financial Statements. In addition, our accumulated deficit would be eliminated. Therefore, the successor company (New Calpine) under fresh start accounting would not be comparable to the predecessor company (Old Calpine) prior to the application of fresh start accounting.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Debtors Condensed Combined Financial Statements

Condensed combined financial statements of the U.S. Debtors are set forth below.

Condensed Combined Balance Sheets

As of December 31, 2007 and 2006

	U.S. Debtors
	2007	2006
	(in billions)
Assets:
Current assets	$5.6	$4.8
Investments	2.5	2.1
Property, plant and equipment, net	6.9	7.6
Other assets	1.0	1.3

Total assets	$16.0	$15.8

Liabilities not subject to compromise:
Current liabilities	$3.2	$5.3
Long-term debt	6.8	0.4
Long-term derivative liabilities	0.4	0.4
Other liabilities	0.1	0.4
Liabilities subject to compromise	10.5	16.5
Stockholders’ deficit	(5.0)	(7.2)

Total liabilities and stockholders’ deficit	$16.0	$15.8

Condensed Combined Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	U.S. Debtors
	2007	2006	2005
	(in billions)
Total revenue	7.4	$6.0	$11.7
Total cost of revenue	7.2	5.8	14.4
Operating expense(1)	—	0.2	2.2

Income (loss) from operations	0.2	—	(4.9)
Interest expense	1.6	0.8	1.0
Other (income) expense, net	(0.1)	—	(0.1)
Reorganization items, net	(3.3)	0.9	5.0
Provision (benefit) for income taxes	(0.4)	0.1	(0.8)

Income (loss) from continuing operations before discontinued operations	2.4	(1.8)	(10.0)
Income from discontinued operations, net of tax	—	—	0.1

Net income (loss)	$2.4	$(1.8)	$(9.9)

(1)	Includes equity in income (loss) of affiliates.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	U.S. Debtors
	2007	2006	2005
	(in millions)
Net cash provided by (used in):
Operating	$(93)	$(183)	$(1,520)
Investing activities	504	291	2,113
Financing activities	404	265	(631)

Net (decrease) increase in cash and cash equivalents	815	373	(38)
Cash and cash equivalents, beginning of period	883	444	482
Effect on cash of new debtor filings	—	66	—

Cash and cash equivalents, end of period	$1,698	$883	$444

Cash paid for reorganization items included in operating activities	$126	$120	$14

Net cash received from reorganization items included in investing activities	$(576)	$(103)	$—

Net cash paid for reorganization items included in financing activities	$74	$39	$—

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

Interest Expense — As our Plan of Reorganization was confirmed on December 19, 2007, we recorded interest expense in December 2007 for allowed claims under the Plan of Reorganization of $347 million related to post-petition interest on LSTC incurred from the Petition Date through December 31, 2007. This amount represents non-cash value to be satisfied through distributions of shares of Calpine Corporation’s reorganized common stock. Prior to recording the post-petition interest on LSTC in December 2007, interest expense related to pre-petition LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases or was permitted by the Cash Collateral Order or pursuant to orders of the U.S. Bankruptcy Court. Contractual interest (at non-default rates) to unrelated parties on LSTC not reflected on our Consolidated Financial Statements was $157 million and $273 million for the years ended December 31, 2007 and 2006, respectively, and $18 million for the period from the Petition Date through December 31, 2005. Pursuant to the Cash Collateral Order, we made periodic cash adequate protection payments to the holders of Second Priority Debt; originally payments were made only through June 30, 2006, but, by order entered December 28, 2006, the U.S. Bankruptcy Court modified the Cash Collateral Order to provide for periodic adequate protection payments on a quarterly basis to the holders of the Second Priority Debt through December 31, 2007. Upon confirmation of our Plan of Reorganization, the obligations to the holders of the Second Priority Debt were fully satisfied. Therefore, we have reported the full amount of the adequate protection payments as interest expense on our Consolidated Statements of Operations together with the remaining contractual interest through December 31, 2007, on the Second Priority Debt.

Reorganization Items — Reorganization items represent the direct and incremental costs related to our Chapter 11 cases, such as professional fees, pre-petition liability claim adjustments and losses that are probable

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and can be estimated, net of interest income earned on accumulated cash during the Chapter 11 process and net gains on the sale of assets or resulting from certain settlement agreements related to our restructuring activities. Our restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that may be subsequently allowed by the U.S. Bankruptcy Court) and other reorganization items that could be material to our financial position or results of operations in any given period. The table below lists the significant components of reorganization items for the years ended December 31, 2007, 2006 and 2005 (in millions).

	2007	2006	2005
Provision for expected allowed claims	$(3,687)	$845	$3,931
Professional fees	217	153	36
Net (gain) on asset sales	(285)	(106)	—
DIP Facility financing and CalGen Secured Debt repayment costs	202	39	—
Interest (income) on accumulated cash	(59)	(25)	—
Asset impairment	120	—	—
Impairment of investment in Canadian subsidiaries	—	—	879
Write-off of deferred financing costs and debt discounts	—	—	148
Other	234	66	32

Total reorganization items	$(3,258)	$972	$5,026

Provision for expected allowed claims — Represents our estimate of the expected allowed claims related primarily to guarantees of debt and other obligations and the rejection or repudiation of leases and natural gas transportation and power transmission contracts together with subsequent adjustments. In 2007, the Canadian Settlement Agreement led to a significant reduction in a provision established in 2005.

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

Other — Other reorganization items consist primarily of adjustments for foreign exchange rate changes on LSTC denominated in a foreign currency and governed by foreign law and employee severance and emergence incentive costs during the years ended December 31, 2007 and 2006.

Chapter 11 Claims Assessment

The U.S. Bankruptcy Court established August 1, 2006, as the bar date for filing proofs of claim against the U.S. Debtors’ estates, other than claims against Calpine Geysers Company, L.P., as to which the bar date was October 31, 2006, and Santa Rosa Energy Center, LLC, as to which the bar date was November 5, 2007. The differences between amounts recorded by the U.S. Debtors and proofs of claim filed by the creditors continue to

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be investigated. We have successfully objected to numerous redundant or otherwise deficient claims and have resolved many others through the claims reconciliation process. However, because of the number of creditors and claims, the claims reconciliation process will take considerable time to complete. This process is continuing and we expect that it will not be completed for some time after our emergence from Chapter 11.

We have recognized certain charges related to expected allowed and allowed claims, which are further described below. Under our Plan of Reorganization, these claims were paid in full on or shortly following the Effective Date in cash and cash equivalents, or through the issuance of reorganized Calpine common stock or were deferred for eventual payment with reserved shares of common stock. As noted above, the reconciliation process with respect to the remaining claims may take considerable additional time. As these claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Consolidated Financial Statements as appropriate. Any such adjustments could be material to our financial position or results of operations in any given period.

Liabilities Subject to Compromise

The amounts of LSTC at December 31, 2007 and 2006, consisted of the following (in millions):

	2007	2006
Provision for expected allowed claims(1)	$4,398	$5,921
Second Priority Debt(2)	—	3,672
Unsecured senior notes	1,880	1,880
Convertible Notes	1,824	1,824
Notes payable and other liabilities – related party	—	1,077
Accounts payable and accrued liabilities	686	383

Total liabilities subject to compromise(3)	$8,788	$14,757

(1)	The remaining balance in the provision for expected allowed claims at December 31, 2007, represents our allowed or expected allowed claims (at current exchange rates) for U.S. Debtor guarantees of debt issued by certain of our deconsolidated Canadian entities, expected allowed claims related to the rejection or repudiation of leases and other executory contracts, the results of other approved settlements and miscellaneous accruals for expected allowed claims. The provision for expected allowed claims was adjusted during the year ended December 31, 2007, to record the effects of the Canadian Settlement Agreement described below.

(2)	At December 31, 2007, we determined that our Second Priority Debt was fully secured and not impaired under our Plan of Reorganization. Therefore, we classified the Second Priority Debt as current and non-current debt not subject to compromise as of December 31, 2007. See Note 8 for more information regarding our long-term debt.

(3)	As a result of our Confirmation of our Plan of Reorganization and emergence from Chapter 11 on the Effective Date, we believe that the amounts recorded as LSTC as of December 31, 2007, approximate fair value. However, there remain unresolved settlements of disputed claims, including litigation instituted by us challenging so-called “make whole” premium, or “no-call” claims that will continue past the Effective Date. No assurances can be given that settlements may not be materially higher or lower than we estimated as of December 31, 2007.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Settlement Agreement — On July 30, 2007, we entered into the Canadian Settlement Agreement after the Bankruptcy Courts approved the terms of our two previously disclosed proposed settlements with the Canadian Debtors and with an ad hoc committee of holders of notes issued by our subsidiary, ULC I, and guaranteed by Calpine Corporation. The Canadian Settlement Agreement, which encompasses both proposed settlements, resolved virtually all major cross-border issues among the parties relating to pre-petition intercompany balances, our direct and indirect guarantees of the ULC I notes and our guarantee of the ULC II notes and related interest. The material contingencies within the Canadian Settlement Agreement were resolved. As a result, the provision for expected allowed claims in reorganization items was reduced by approximately $4.1 billion, and interest expense was increased by approximately $0.4 billion on our Consolidated Statements of Operations during the year ended December 31, 2007.

Second Priority Debt Settlement Agreement — On August 8, 2007, the U.S. Bankruptcy Court approved a settlement with the Ad Hoc Committee of Second Lien Holders of Calpine Corporation and Wilmington Trust Company as indenture trustee for the Second Priority Notes. Pursuant to the settlement, approximately $289 million of claims for make whole premiums and/or damages asserted against the U.S. Debtors by the holders of the Second Priority Debt were replaced by a secured claim for $60 million that shall be paid in cash and an unsecured claim for $40 million. As a result, we recorded expense of $100 million to the provision for expected allowed claims in reorganization items on our Consolidated Statements of Operations during the year ended December 31, 2007. On February 1, 2008, we reached a further settlement in principal with respect to remaining secured claims of the holders of the Second Priority Debt for the payment of compound and default interest, as well as claims for the transaction fee of the committee’s financial advisors. Under the terms of the settlement, the holders of the Second Priority Debt would receive an aggregate of approximately $52 million in cash in full and final satisfaction of such secured claims. This amount would be funded through an allowed general unsecured claim in our Chapter 11 case in the amount of $65 million (subject to a $52 million cap on distributions based on our total enterprise value set forth in the Plan of Reorganization), which the holders of the Second Priority Debt had assigned for value.

Convertible Notes — On August 10, 2007, the U.S. Bankruptcy Court approved our limited objection to certain claims asserted by holders of the Convertible Notes, disallowing claims seeking damages for alleged breach of “conversion rights.” The U.S. Bankruptcy Court’s decision did not affect a previous agreement to allow claims for repayment of principal and interest on the Convertible Notes.

Unsecured Notes Settlement Agreement — On October 10, 2007, the U.S. Bankruptcy Court approved the settlement agreement with the Unsecured Noteholders and the indenture trustee for such Unsecured Notes. Under the agreement, $109 million of claims for make whole premiums asserted against the U.S. Debtors were replaced with unsecured claims totaling $54 million. In addition, the U.S. Debtors agreed to pay the reasonable professional fees incurred by the Unsecured Noteholders and the indenture trustee. As a result, we recorded expense of $54 million to the provision for expected allowed claims in reorganization items on our Consolidated Statements of Operations during the year ended December 31, 2007.

First Priority Notes Settlement Agreement — On November 27, 2007, the U.S. Bankruptcy Court approved a settlement agreement with Law Debenture Trust Company of New York as successor indenture trustee for the First Priority Notes. Pursuant to this settlement agreement, make whole premium and damages claims asserted on behalf of the holders of the First Priority Notes were allowed as claims against us in the aggregate amount of approximately $84 million plus interest at the contractual non-default rates, representing an allowed secured claim of approximately $50 million and an allowed unsecured claim of approximately $34 million. In addition, we agreed to pay certain professional fees incurred by the First Priority Trustee up to $4 million.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CalGen First Lien Debt Settlement Agreement — On November 27, 2007, the U.S. Bankruptcy Court approved a settlement agreement with the holders of the CalGen First Lien Debt as well as the indenture trustee for CalGen’s First Priority Secured Floating Rate Notes Due 2009 and the administrative agent for CalGen’s First Priority Secured Institutional Term Loans Due 2009. Pursuant to this settlement agreement, the claims for contract damages and default interest asserted on behalf of the holders of the CalGen First Lien Debt were allowed as unsecured claims against us in the aggregate amount of approximately $50 million plus interest at the federal judgment rate, representing approximately $21 million on account of make whole premium and damages claims and approximately $29 million on account of default interest claims. In addition, we agreed to pay certain professional fees incurred by the CalGen First Lien Debt representatives up to $3 million and up to $1 million of the reasonable professional fees incurred by Whitebox Advisors LLC, as representatives of a majority of the holders of the CalGen First Lien Debt. See Note 8 for further information.

ULC II Settlement — On December 6, 2007, the U.S. Bankruptcy Court approved a settlement agreement resolving the make whole claim of the holders of the ULC II Notes. Previously, in October 2007, the Canadian Debtors had paid the principal of and pre- and post-petition interest on the ULC II Notes as well as certain fees satisfying most outstanding claims related to the ULC II Notes. Pursuant to the settlement, the U.S. Debtors have agreed to pay approximately $17 million on account of the claim for a make whole premium, to be paid in the CCAA proceedings, plus per diem interest for the period between the date the distribution was made through the date the settlement amount is paid, and the Canadian Debtors have agreed to pay up to approximately $8 million of reasonable fees of the Ad Hoc Committee of ULC II Noteholders. In exchange, the indenture trustee under the indentures governing the ULC II Notes will withdraw any remaining claims against the U.S. and Canadian Debtors in the Chapter 11 cases and CCAA proceedings. In addition, the actions pending in Nova Scotia will be dismissed. This settlement will resolve all remaining issues involving the holders of the ULC II Notes, the ULC II Notes indenture trustee and the Ad Hoc Committee of ULC II Noteholders in both the U.S. and Canada.

4.  Property, Plant and Equipment, Net, and Capitalized Interest

As of December 31, 2007 and 2006, the components of property, plant and equipment, are as follows (in millions):

	2007	2006
Buildings, machinery, and equipment	$13,439	$13,993
Geothermal properties	944	934
Other	259	272

	14,642	15,199
Less: Accumulated depreciation	(2,582)	(2,253)

	12,060	12,946
Land	77	85
Construction in progress	155	572

Property, plant and equipment, net	$12,292	$13,603

Total depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $472 million, $484 million and $526 million, respectively.

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

Capitalized Interest

The total amount of interest capitalized was $26 million for each of the years ended December 31, 2007 and 2006, and $196 million for the year ended December 31, 2005.

5.  Investments

At December 31, 2007 and 2006, our joint venture and other equity investments included the following (in millions):

	Ownership Interest as of December 31, 2007	Investment Balance at December 31,
		2007	2006
		(in millions)
Greenfield LP	50%	$114	$129
OMEC	100%	146	—

Total investments in power projects		$260	$129

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

During the year ended December 31, 2007, we contributed $68 million as an additional investment in Greenfield LP. In connection with obtaining the project financing in May 2007, we received cash of $104 million from Greenfield LP as a partial return of our investment.

Otay Mesa Energy Center, LLC — OMEC, an indirect wholly owned subsidiary, is the owner of the Otay Mesa Energy Center, a 596-MW natural gas-fired power plant currently under construction in southern San Diego County, California. We deconsolidated OMEC during the second quarter of 2007 as described further in Note 2. Our investment is accounted for under the equity method. On May 3, 2007, OMEC entered into a $377 million non-recourse project finance facility to finance the construction of the Otay Mesa power plant. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the Otay Mesa power plant, and matures in April 2019. Borrowings under the project finance facility are initially priced at LIBOR plus 1.5%.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following details our income and distributions from investments in unconsolidated power projects (in millions):

	Income (Loss) from Unconsolidated Investments in Power Projects			Distributions
	Years Ended December 31,
	2007	2006	2005	2007	2006	2005
OMEC	$(8)	$—	$—	$—	$—	$—
Greenfield LP	(12)	—	—	114	—	—
Other	—	—	12	—	—	25

Total	$(20)	$—	$12	$114	$—	$25

The debt on the books of our unconsolidated investments is not reflected on our Consolidated Balance Sheets. As of December 31, 2007 and 2006, equity method investee debt was approximately $436 million and nil, respectively. Based on our pro rata share of each of the investments, our share of such debt would be approximately $253 million and nil as of December 31, 2007 and 2006, respectively. All such debt is non-recourse to us.

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

The power and gas supply contracts with CES are accounted for as either purchase and sale arrangements or as tolling arrangements. In a purchase and sale arrangement, title and risk of loss associated with the purchase of gas is transferred from CES to the project at the gas delivery point. In a tolling arrangement, title to fuel provided to the project does not transfer, and CES pays the project a capacity and variable fee based on the specific terms of the power marketing and/or gas supply agreement. In addition to the power marketing agreements and gas supply agreements, CES enters into standard industry financial instruments with CES-Canada. CES also maintained two tolling agreements with Acadia PP. The two tolling agreements are included in the amounts below through the fourth quarter of 2005, at which time we began consolidating Acadia PP. On September 13, 2007, we completed the sale of our 50% ownership interest in Acadia PP. See Note 7 for further discussion. The related party balances as of December 31, 2007 and 2006, reflected on our Consolidated Balance Sheets, and the related party transactions for the years ended December 31, 2007, 2006 and 2005, reflected on our Consolidated Statements of Operations, are summarized as follows (in millions):

	December 31,
	2007	2006
Accounts receivable	$226	$19
Accounts payable	53	—
Liabilities subject to compromise	2,744	4,934

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005
Revenue	$—	$27	$5
Cost of revenue	1	192	79
Interest expense	376	—	—
Reorganization items	(4,335)	221	4,654

6.  Other Assets

As of December 31, 2007 and 2006, the components of other assets were (in millions):

	2007	2006
Prepaid lease, net of current portion	$117	$220
Notes receivable, net of current portion	129	145
Deferred financing costs	78	138
Deposits	256	119
SFAS 133 transition asset	136	167
Other	302	357

Other assets	$1,018	$1,146

Prepaid Lease, Net of Current Portion

Included in prepaid lease, net of current portion, are operating leases for South Point Energy Center and Kennedy International Airport Power Plant at December 31, 2007 and 2006 and RockGen Energy LLC at December 31, 2006. In 2007, we entered into an asset purchase agreement to purchase the RockGen Energy Center. See Note 7 for additional information.

Notes Receivable, Net of Current Portion

As of December 31, 2007 and 2006, there was $119 million and $140 million, respectively, included in notes receivable, net of current portion, of secured financing for notes that we sold to a group of institutional investors. These notes receivable resulted from the restructuring of a PPA between Gilroy and PG&E and were scheduled to be paid by PG&E during the period from February 2003 to September 2014. In December 2003, we sold our right to receive payments from PG&E under the notes for $133 million in cash. We recorded the transaction as a secured financing, with a note payable of $133 million. The notes receivable balance and note payable balance are both reduced as PG&E makes payments to the buyers of the notes receivable. The $24 million difference between the $157 million book value of the notes receivable at the transaction date and the $133 million cash received is recognized as additional interest expense over the repayment term. We will continue to record interest income over the repayment term and interest expense will be accreted on the amortizing note payable balance.

At December 31, 2007 and 2006, we had reserves for notes receivable of $39 million and $36 million, respectively, and we had reserves for interest and notes receivable with related party Canadian and other foreign subsidiaries of $83 million and $227 million, respectively.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs relate to certain of our debt instruments which are considered not subject to compromise. See Note 8 for further discussion of these debt instruments.

Deposits

Deposits include commodity margin as well as other deposits. The balance at December 31, 2007, also includes the purchase value of the RockGen Energy Center. See Note 7 for further discussion.

SFAS 133 transition asset

SFAS No. 133 transition asset consists of the remaining unamortized value of our after-tax gain of $182 million recorded in 2003 as a cumulative effect of a change in accounting principle from the adoption of certain provisions of SFAS No. 133 related to normal purchases and normal sales. We amortize the gain over the remaining life of their respective contracts.

Other

Other consists of lease levelization costs, retained natural gas assets and deferred transmission credits.

7.  Asset Sales and Purchase

2007

On January 16, 2007, we completed the sale of the Aries Power Plant, a 590-MW natural gas-fired power plant in Pleasant Hill, Missouri, to Dogwood Energy LLC, an affiliate of Kelson Holdings, LLC, for $234 million plus certain per diem expenses incurred by us for running the power plant after December 21, 2006, through the closing of the sale. We recorded a pre-tax gain of approximately $78 million included in reorganization items on our Consolidated Statements of Operations. As part of the sale we were also required to use a portion of the proceeds received to repay approximately $159 million principal amount of financing obligations, $8 million in accrued interest, $11 million in accrued swap liabilities and $14 million in debt pre-payment and make whole premium fees to our project lenders.

On February 21, 2007, we completed the sale of substantially all of the assets of the Goldendale Energy Center, a 247-MW natural gas-fired power plant located in Goldendale, Washington, to Puget Sound Energy LLC for approximately $120 million, plus the assumption by Puget Sound of certain liabilities. We recorded a pre-tax gain of approximately $31 million included in reorganization items on our Consolidated Statements of Operations.

On March 22, 2007, we completed the sale of substantially all of the assets of PSM, a designer, manufacturer and marketer of turbine and combustion components, to Alstom Power Inc. for approximately $242 million, plus the assumption by Alstom Power Inc. of certain liabilities. In connection with the sale, we entered into a parts supply and development agreement with PSM whereby we have committed to purchase turbine parts and other services totaling approximately $200 million over a 5-year period. Additionally, we recorded a pre-tax gain of $135 million included in reorganization items on our Consolidated Statements of Operations as the risks and other incidents of ownership were transferred to Alstom Power Inc.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 6, 2007, we completed the sale of the Parlin Power Plant, a 118-MW natural gas-fired power plant in Parlin, New Jersey, to EFS Parlin Holdings, LLC, an affiliate of General Electric Capital Corporation, for approximately $3 million in cash, plus the assumption by EFS Parlin Holdings, LLC of certain liabilities and the agreement to waive certain asserted claims against the Parlin Power Plant. We recorded a pre-tax gain of approximately $40 million included in reorganization items on our Consolidated Statements of Operations.

On September 13, 2007, we completed the sale of our 50% ownership interest in Acadia PP, the owner of the Acadia Energy Center, a 1,212-MW natural gas-fired power plant located near Eunice, Louisiana, to Cajun Gas Energy, L.L.C. for consideration totaling approximately $189 million consisting of $104 million in cash and the payment of $85 million in priority distributions due to Cleco (the indirect owner, through its subsidiary APH, of the remaining 50% ownership interest in Acadia PP) in accordance with the limited liability company agreement, plus the assumption by Cajun Gas Energy, L.L.C. of certain liabilities. We recorded a pre-tax loss of $6 million, after having recorded a pre-tax, predominately non-cash impairment charge of approximately $89 million, to record our interest in Acadia PP at fair value less cost to sell, both of which charges are included in reorganization items on our Consolidated Statements of Operations. Additionally, in connection with the sale, we entered into a settlement agreement with Cleco, which was approved by the U.S. Bankruptcy Court on May 9, 2007, under which Cleco received an allowed unsecured claim against us in the amount of $85 million as a result of the rejection by CES of two long-term PPAs for the output of the Acadia Energy Center and our guarantee of those agreements. We recorded expense of $85 million for this allowed claim during the second quarter of 2007, which is included in reorganization items on our Consolidated Statements of Operations.

On December 6, 2007, our subsidiary RockGen Energy LLC, entered into a settlement agreement and a purchase and sale agreement with the RockGen Owner Lessors to purchase the RockGen Energy Center. RockGen Energy LLC leases the RockGen Energy Center from the RockGen Owner Lessors (which are not affiliates of ours) pursuant to a leveraged operating lease. We purchased the RockGen Energy Center for an allowed general unsecured claim of approximately $145 million, plus interest. While the allowed claim was approved by the U.S. Bankruptcy Court in December 2007, the purchase agreement was conditional upon certain events before title could transfer to us. All of the conditions were satisfied in January 2008 and the acquisition of the RockGen Energy Center closed on January 15, 2008. As a result of the lease termination and related acquisition, we recorded $102 million in reorganization items on our Consolidated Statement of Operations at December 31, 2007, to expense prepaid lease assets related to the RockGen Energy Center.

Subsequent to December 31, 2007, we entered into the following sales agreements:

•

On January 30, 2008, the U.S. Bankruptcy Court approved the sale of substantially all of the assets comprising the Fremont development project, a partially completed 550-MW natural gas-fired power plant located in Fremont, Ohio, to First Energy Generation Corp. for approximately $254 million, plus the assumption of certain liabilities. The transaction, which is expected to close during first quarter of 2008, is subject to certain conditions, including the receipt of regulatory approvals. We expect to record a pre-tax gain of approximately $135 million at closing.

•

On February 14, 2008, we completed the sale of substantially all of the assets comprising the Hillabee development project, a partially completed 774-MW combined cycle power plant located in Alexander City, Alabama, to CER Generation, LLC for approximately $156 million, plus the assumption of certain liabilities. We expect to record a pre-tax gain of approximately $65 million during the first quarter of 2008.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sales of the Aries Power Plant, the Goldendale Energy Center, the Parlin Power Plant, our interest in Acadia PP and the Hillabee development project, and the pending sale of the Fremont development project, did not meet the criteria for discontinued operations due to our continuing activity in the markets in which these power plants operate or were located; therefore, the results of operations for all periods prior to sale are included in our continuing operations. Similarly, we have determined that the sale of PSM does not meet the criteria for discontinued operations due to our continuing involvement through the parts supply and development agreement; therefore, the results of operations for all periods prior to sale are included in our continuing operations.

2006

On September 28, 2006, our indirect wholly owned subsidiary, Calpine European Finance LLC, completed the sale of its entire equity interest in its wholly owned subsidiary TTS to Ansaldo Energia S.p.A for €19 million or US$24 million (at then-current exchange rates). The proceeds of the sale were deposited in an escrow account and divided among Calpine, PSM, and CCRC (a Canadian Debtor) in 2007, based primarily on accounts receivable from TTS and certain other intercompany obligations. Both Calpine European Finance LLC and TTS had been deconsolidated for accounting purposes as a result of the CCAA filings, and our investment in TTS had been accounted for under the cost method since the Petition Date, but for all periods prior to the Petition Date, the results of operations were included in our continuing operations.

On October 1, 2006, we completed the sale of the Dighton Power Plant, a 170-MW natural gas-fired power plant located in Dighton, Massachusetts to BG North America, LLC for $90 million after completing an auction process in the U.S. Bankruptcy Court. We recorded a pre-tax gain of approximately $87 million included in reorganization items on our Consolidated Statements of Operations. This asset sale did not meet the criteria for discontinued operations due to our continuing involvement in the market in which the Dighton Power Plant operates and therefore, the results of operations for all periods prior to sale are included in our continuing operations.

On October 2, 2006, we completed the sale of a partial ownership interest in Russell City Energy Company, LLC, the owner of the Russell City Energy Center, a proposed 600-MW natural gas-fired power plant to be built in Hayward, California, to ASC after completing an auction process in the U.S. Bankruptcy Court. As part of the transaction, we received approval from the U.S. Bankruptcy Court to transfer the Russell City project assets, which the parties have agreed are valued at approximately $81 million, to a newly formed entity in which we have a 65% ownership interest and ASC has a 35% ownership interest. In exchange for its 35% ownership interest, ASC has agreed to provide approximately $44 million of capital funding and to post an approximately $37 million letter of credit as required under a PPA with PG&E related to the Russell City project. We have the right to reacquire ASC’s 35% interest during the period beginning on the second anniversary and ending on the fifth anniversary of commercial operations of the power plant. Exercise of the buyout right requires 180 days prior written notice to ASC and payment of an amount necessary to yield a stipulated pre-tax internal rate of return to ASC, calculated using assumptions specified in the transaction agreements. We currently are in discussions with PG&E to amend the terms and conditions under which this project will be constructed and operated. Construction is anticipated to begin once all permits and other required approvals are final and non-appealable, and project financing has closed.

On October 11, 2006, we completed the sale of our leasehold interest in the Fox Energy Center, a 560-MW natural gas-fired power plant located in Kaukauna, Wisconsin, for $16 million in cash and the extinguishment of financing obligations of $352 million, plus accrued interest. We recorded a pre-tax gain of approximately $2 million included in reorganization items on our Consolidated Statements of Operations. This

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset sale did not meet the criteria for discontinued operations due to our continuing involvement in the market in which the Fox Energy Center operates and therefore, the results of operations for all periods prior to sale are included in our continuing operations.

2005

On July 7, 2005, we completed the sale of substantially all of our remaining oil and gas assets to Rosetta for $1.1 billion, less approximately $60 million of estimated transaction fees and expenses. We recorded a pre-tax gain of approximately $340 million, which is reflected in discontinued operations during the year ended December 31, 2005. Approximately $75 million of the purchase price is being withheld pending the transfer of certain properties with a book value as of December 31, 2005 of approximately $39 million. The results of operations for periods prior to the date of sale were reclassified to discontinued operations. See Note 15 for a discussion of the litigation we brought concerning the sale of these oil and gas assets.

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

On July 28, 2005, we completed the sale of our 1,200-MW Saltend Energy Centre for approximately $863 million, $15 million of which related to estimated working capital adjustments. We recorded a pre-tax gain in 2005 of approximately $22 million, which is reflected in discontinued operations, as a result of the disposal. See Note 15 for a discussion of the litigation brought by certain bondholders concerning the use of proceeds from the sale of the Saltend Energy Centre. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

On August 2, 2005, we completed the sale of our interest in the 156-MW Morris Energy Center in Illinois for $85 million. We had previously determined that the power plant was impaired at June 30, 2005, and recorded an impairment charge of $106 million upon our commitment to a plan of divesture of the power plant based on the difference between the estimated sale price and the power plant’s book value. This charge was reclassified to discontinued operations once the sale had closed. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

On October 6, 2005, we completed the sale of our 561-MW Ontelaunee Energy Center in Pennsylvania for $212 million. We recorded an impairment charge of $137 million for the difference between the estimated sale price of the power plant (less estimated selling costs) and its book value upon our commitment to a plan of divesture of the power plant. This charge is reflected in discontinued operations as of December 31, 2005. The results of operations for periods prior to the date of sale were reclassified to discontinued operations.

In connection with the sale of Ontelaunee, we entered into a 10-year LTSA with the buyer, under which we were to provide major maintenance services and parts supply for the significant equipment of the power plant, and a 5-year O&M agreement under which we were to provide services related to the day-to-day operations and maintenance of the power plant. Pricing of the LTSA and O&M service contracts was based on actual cost plus a margin. During 2006, we rejected the LTSA and we assumed and assigned the O&M contract to a third party in our Chapter 11 cases and no longer perform under these contracts. We also entered into a six-month ESA under

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which CES provided power management, fuel management, risk management, and other services related to the Ontelaunee power plant. The ESA could be renewed after six months upon the mutual agreement of the parties but has subsequently expired. Under the terms of the ESA, CES functioned in an agency role and had no delivery or price risk and had no economic risk or reward of ownership in the operations of the Ontelaunee Energy Center. The gross cash flows associated with the LTSA, O&M and ESA agreements were insignificant to us and were considered indirect cash flows under the applicable accounting standards. Also, we had no significant continuing involvement in the financial and economic decision making of the disposed power plant.

Assets Held for Sale

We entered into asset sales agreements for the sale of the Fremont and Hillabee development projects for which construction had been suspended. As a result, our current assets held for sale at December 31, 2007, consisted of construction in progress of $195 million. At December 31, 2006, our current assets held for sale primarily included property, plant and equipment of the Aries Power Plant totaling $154 million.

Discontinued Operations

None of our asset sales in 2007 and 2006 met the criteria for treatment as discontinued operations. The table below presents significant components of our loss from discontinued operations for the year ended December 31, 2005 (in millions):

2005
Total revenue	$395

Gain on disposal before taxes	$358
Operating loss from discontinued operations before taxes	(285)

Income from discontinued operations before taxes	$73
Income tax provision	131

Loss from discontinued operations, net of tax	$(58)

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

Interest Expense Allocation	Year Ended December 31, 2005

(in millions)
Saltend Energy Centre	$45
Ontelaunee Energy Center	12
Morris Energy Center and Lost Pines	4
Remaining oil and gas assets	10

Total	$71

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Debt

Long-term debt at December 31, 2007 and 2006, was as follows:

	2007	2006
	(in millions)
DIP Facility	$3,970	$997
Second Priority Debt	3,672	—
CalGen Secured Debt	—	2,511
Construction/project financing	1,944	2,203
CCFC financing	780	782
Preferred interests	575	584
Notes payable and other borrowings	432	564
Capital lease obligations	283	280

Total debt (not subject to compromise)	11,656	7,921
Less: Amounts reclassified to debt, current portion(1)	59	3,051
Less: Current maturities	1,651	1,518

Debt (not subject to compromise), net of current portion	$9,946	$3,352

(1)	Reclassification resulted from the Chapter 11 filings, which constituted events of default or otherwise triggered repayment obligations for the Calpine Debtors and certain Non-Debtor entities. The decrease in 2007 is due to confirmation of our Plan of Reorganization and emergence from Chapter 11, which cured events of default resulting from our Chapter 11 cases. As of December 31, 2007, amounts have been classified as long-term debt other than contractual current amounts.

Annual Debt Maturities

Contractual annual principal repayments or maturities of debt instruments not subject to compromise, as of December 31, 2007, are as follows (in millions):

2008	$1,651
2009	959
2010	584
2011	1,882
2012	147
Thereafter	6,463

Total debt	11,686
(Discount)/Premium	(30)

Total	$11,656

DIP Facility

As of December 31, 2007, our primary debt facility was the DIP Facility. The DIP Facility consisted of a $4.0 billion first priority senior secured term loan and a $1.0 billion first priority senior secured revolving credit facility together with an uncommitted term loan facility that permitted us to raise up to $2.0 billion of

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental term loan funding on a senior secured basis with the same priority as the then current debt under the DIP Facility. In addition, under the DIP Facility, the U.S. Debtors had the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements. The DIP Facility was priced at LIBOR plus 2.25% or base rate plus 1.25% and matured upon the Effective Date, when the loans and commitments under the DIP Facility were converted to loans and commitments under our Exit Facilities. Due to the conversion of the loans under the DIP Facility to loans under our Exit Facilities and our emergence from Chapter 11 prior to the issuance of our Consolidated Financial Statements for the year ended December 31, 2007, the borrowings under the DIP Facility were classified as non-current at December 31, 2007. Amounts drawn under the DIP Facility had been applied on March 29, 2007, to the repayment of a portion of the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, and to the refinancing of our Original DIP Facility. Borrowings under the Original DIP Facility had been used to repay a portion of the First Priority Notes and to pay a portion of the purchase price for the Geysers Assets, as well as to fund our operational needs.

As of December 31, 2007, under the DIP Facility there was approximately $4.0 billion outstanding under the term loan facility, no borrowings outstanding under the revolving credit facility and $235 million of letters of credit issued against the revolving credit facility.

Exit Facilities

Upon our emergence from Chapter 11, we converted the loans and commitments outstanding under our $5.0 billion DIP Facility into loans and commitments under our approximately $7.3 billion of Exit Facilities. The Exit Facilities provide for approximately $2.0 billion in senior secured term loans and $300 million in senior secured bridge loans in addition to the loans and commitments that had been available under the DIP Facility. The facilities under the Exit Facilities include:

The Exit Credit Facility, comprising:

•	approximately $6.0 billion of senior secured term loans;

•	a $1.0 billion senior secured revolving facility; and

•	ability to raise up to $2.0 billion of incremental term loans available on a senior secured basis in order to refinance secured debt of subsidiaries under an “accordion” provision.

The Bridge Facility, comprising:

•	a $300 million senior secured bridge term loan.

In addition, under the Exit Facilities, we continue to have the ability to provide liens to counterparties to secure obligations arising under certain hedging agreements.

The approximately $6.0 billion of senior secured term loans and the $300 million senior secured bridge facility were fully drawn on the Effective Date. The proceeds of the drawdowns, above the amounts that had been applied under the DIP Facility as described above, were used to repay a portion of the Second Priority Debt, fund distributions under the Plan of Reorganization to holders of other secured claims and to pay fees, costs, commissions and expenses in connection with the Exit Facilities and the implementation of our Plan of Reorganization. Term loan borrowings under the Exit Facilities bear interest at a floating rate of, at our option,

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR plus 2.875% per annum or base rate plus 1.875% per annum. Borrowings under the Exit Credit Facility term loan facility requires quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, with the remaining unpaid amount due and payable at maturity on March 29, 2014. Borrowings under the Bridge Facility mature 366 days after the Effective Date.

The obligations under the Exit Facilities are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of the tangible and intangible assets of Calpine Corporation and the guarantors. The obligations under the Exit Facilities are also secured by a pledge of the equity interests of the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements.

The Exit Facilities contain restrictions, including limiting our ability to, among other things: (i) incur additional indebtedness and use of proceeds from the issuance of stock; (ii) make prepayments on or purchase indebtedness in whole or in part; (iii) pay dividends and other distributions with respect to our stock or repurchase our stock or make other restricted payments; (iv) use money borrowed under the Exit Facilities for non-guarantors (including foreign subsidiaries); (v) make certain investments; (vi) create or incur liens to secure debt; (vii) consolidate or merge with another entity, or allow one of our subsidiaries to do so; (viii) lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales; (ix) limit dividends or other distributions from certain subsidiaries up to Calpine; (x) make capital expenditures beyond specified limits; (xi) engage in certain business activities; and (xii) acquire facilities or other businesses.

The Exit Facilities also require compliance with financial covenants that include (i) a maximum ratio of total net debt to Consolidated EBITDA (as defined in the Exit Facilities), (ii) a minimum ratio of Consolidated EBITDA to cash interest expense and (iii) a maximum ratio of total senior net debt to Consolidated EBITDA.

Second Priority Debt

The components of our Second Priority Debt are (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006(1)	2007	2006(1)
Second Priority Senior Secured Term Loans Due 2007	$1,150	$—	13.3%	12.5%
Second Priority Senior Secured Floating Rate Notes Due 2007	900	—	11.1	10.9
Second Priority Senior Secured Notes Due 2010	733	—	8.5	8.5
Second Priority Senior Secured Notes Due 2011	489	—	9.9	9.9
Second Priority Senior Secured Notes Due 2013	400	—	8.7	8.7

Total Second Priority Debt	$3,672	$—

(1)	Principal balances were classified as LSTC at December 31, 2006. On the Effective Date, the Second Priority Debt was repaid with excess cash on hand and amounts drawn under our Exit Facilities in accordance with our Plan of Reorganization.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CalGen Secured Debt

The components of the CalGen Secured Debt, which was repaid in full on March 29, 2007, included (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006	2007	2006
First Priority Secured Floating Rate Notes Due 2009	$—	$235	—	9.2%
Second Priority Secured Floating Rate Notes Due 2010	—	635	—	11.4
Third Priority Secured Floating Rate Notes Due 2011	—	680	—	14.3
Third Priority Secured Fixed Rate Notes Due 2011	—	150	—	11.8
First Priority Secured Institutional Term Loans Due 2009	—	600	—	9.2
Second Priority Secured Institutional Term Loans Due 2010	—	99	—	11.4
First Priority Secured Revolving Loans	—	112	—	11.4

Total CalGen Secured Debt	$—	$2,511

On March 29, 2007, we repaid the approximately $2.5 billion outstanding principal amount of CalGen Secured Debt, primarily with borrowings under the DIP Facility term loan facility plus approximately $224 million of cash on hand at CalGen. To effectuate the repayment of the CalGen Secured Debt, the U.S. Debtors requested that the U.S. Bankruptcy Court allow the U.S. Debtors’ limited objection to claims filed by the holders of the CalGen Secured Debt. The U.S. Bankruptcy Court granted the U.S. Debtors’ limited objection in part, finding that the CalGen Secured Debt lenders were not entitled to a secured claim for a pre-payment premium under the CalGen loan documents. However, the U.S. Bankruptcy Court granted the CalGen Secured Debt lenders an unsecured claim for damages. Specifically, the U.S. Bankruptcy Court held that (i) the holders of the CalGen First Lien Debt are entitled to an unsecured claim for damages in the amount of 2.5% of the outstanding principal, (ii) the holders of the CalGen Second Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal, and (iii) the holders of the CalGen Third Lien Debt are entitled to an unsecured claim for damages in the amount of 3.5% of the outstanding principal. As a result of the DIP Order and repayment of CalGen Secured Debt, we incurred charges of $32 million to write off the remaining unamortized discount and deferred financing costs and recorded $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. On November 27, 2007, the U.S. Bankruptcy Court approved a settlement agreement with the holders of the CalGen First Lien Debt as described in Note 3. Claims related to make whole premiums, default interest and other damages on account of the holders of the CalGen Second Lien Debt and CalGen Third Lien Debt have not yet been resolved. Any settlement amounts agreed to regarding such claims would be payable in cash in accordance with the terms of our Plan of Reorganization.

At December 31, 2007 and 2006, nil and $41 million of letters of credit were issued against the CalGen revolving loans.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction/Project Financing

The components of our construction/project financing are (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006	2007	2006
Pasadena Cogeneration, L.P. due 2048	$263	$275	8.7%	8.7%
Broad River Energy LLC due 2041	239	253	8.2	8.1
Bethpage Energy Center 3, LLC due 2020-2025(1)	115	119	7.0	7.0
Gilroy Energy Center, LLC due 2011	150	184	7.1	6.9
Blue Spruce Energy Center, LLC due 2018	56	60	12.8	13.1
Riverside Energy Center, LLC due 2011	344	352	11.2	9.3
Rocky Mountain Energy Center, LLC due 2011	211	243	11.1	9.0
Metcalf Energy Center, LLC due 2010	100	100	8.8	9.1
Steamboat Holdings, LLC due 2011(2)	459	451	8.0	7.1
MEP Pleasant Hill, LLC(3)	—	159	—	12.1
Other	7	7	—	12.9

Total	$1,944	$2,203

(1)	Represents a weighted average of first and second lien loans.

(2)	Previously reported separately as Mankato and Freeport.

(3)	We sold our interest in the Aries Power Plant on January 16, 2007. See Note 7 for further discussion.

Our construction/project financings are collateralized solely by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facilities. The lenders recourse under these project financings is limited to such collateral. See Note 15 for a discussion of project financings guaranteed by us.

At December 31, 2007 and 2006, $108 million and $109 million of letters of credit were issued against these project financing facilities. Subsequent to December 31, 2007, we entered into a letter of credit facility related to our subsidiary Calpine Development Holdings, Inc. under which up to $150 million is available for letters of credit.

CCFC Financing

The components of the CCFC financing are (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006	2007	2006
Second Priority Senior Secured Floating Rate Notes Due 2011	$411	$410	14.3%	14.3%
First Priority Senior Secured Institutional Term Loans Due 2009	369	372	12.1	11.9

Total CCFC financing	$780	$782

The CCFC secured notes and term loans are collateralized through a combination of pledges of the equity interests in and/or assets (other than excluded assets) of CCFC and its subsidiaries, other than CCFC Finance

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corp. The CCFC secured noteholders’ and term loan lenders’ recourse is limited to such collateral and none of the CCFC indebtedness is guaranteed by us.

Preferred Interests

Our preferred interests meet the criteria of mandatorily redeemable financial instruments and are therefore classified as debt. The components of preferred interests are (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006	2007	2006
Preferred interest in Auburndale Power Plant due 2013	$76	$78	17.1%	17.1%
Preferred interest in GEC Holdings, LLC due 2011	44	51	12.9	15.6
Preferred interest in Metcalf Energy Center, LLC due 2010	155	155	15.2	17.1
Preferred interest in CCFCP due 2011	300	300	15.4	15.1

Total preferred interests	$575	$584

Notes Payable and Other Borrowings

The components of notes payable and other borrowings are (in millions):

	Outstanding at December 31,		Effective Interest Rates
	2007	2006	2007	2006
PCF III	$68	$62	12.0%	12.0%
PCF(1)	256	384	11.4	8.5
Gilroy note payable	100	109	—	—
Other	8	9	—	—

Total notes payable and other borrowings	$432	$564

(1)	At December 31, 2007 and 2006, $4 million and $32 million of letters of credit were issued against 6.256% Senior Secured Notes due 2010. The Senior Secured Notes Due 2006 were paid in accordance with their terms upon maturity in 2006 and were not outstanding as of December 31, 2007 or 2006.

Capital Lease Obligations

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in millions):

Total
Years Ending December 31:
2008	$38
2009	38
2010	42
2011	41
2012	40
Thereafter	334

Total minimum lease payments	533
Less: Amount representing interest	250

Present value of net minimum lease payments	$283

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary types of property leased by us are power plants and related equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The remaining lease terms range up to 22 years. Some of the lease agreements contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project financing agreements. As of December 31, 2007 and 2006, the asset balances for the leased assets totaled $313 million and $323 million, respectively, with accumulated amortization of $75 million and $65 million, respectively. Of these balances, as of December 31, 2007 and 2006, $115 million of leased assets and $17 million and $12 million, respectively, of accumulated amortization related to the King City power plant. The King City power plant is owned by an affiliate of CPIF, in which the Company currently holds no interest. Our minimum lease payments are not tied to an existing variable index or rate.

Other Debt Extinguishments

During 2006, we repurchased $646 million aggregate remaining outstanding principal amount of First Priority Notes. During 2005, we repurchased $917 million principal amount of senior notes, $94 million principal amount of convertible senior notes and $115 million principal amount of HIGH TIDES III. In connection with these extinguishments, we recorded a net pre-tax loss of $18 million and a net pre-tax gain of $203 million for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Debt

The following table details the fair values and carrying values of our debt instruments (in millions):

	December 31, 2007		December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
DIP Facility(1)	$3,970	$3,970	$997	$997
CalGen Secured Debt	—	—	2,589	2,511
Construction/project financing(1)	1,944	1,944	2,203	2,203
CCFC financing(1)	780	780	782	782
Preferred interests(2)	575	575	584	584
Notes payable and other borrowings	466	432	588	564
Capital lease obligations(3)	283	283	280	280
Second Priority Debt(4)	3,672	3,672	—	—

Total	$11,690	$11,656	$8,023	$7,921

(1)	Carrying value approximates fair value as these instruments bear variable interest rates which reflect current market conditions.

(2)	We cannot readily determine the potential cost to repurchase these preferred interests.

(3)	The present value of capital leases is calculated using a discount rate representative of existing market conditions, thus carrying value approximates fair value.

(4)	Balance included in LSTC as of December 31, 2006. Carrying amount approximates fair value as the amounts were paid in full on the Effective Date.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income Taxes

The jurisdictional components of net income (loss) from continuing operations and before provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005, are as follows (in millions):

	2007	2006	2005
U.S.	$2,160	$(1,696)	$(9,972)
International	(13)	(5)	(650)

Income (loss) before provision (benefit) for income taxes	$2,147	$(1,701)	$(10,622)

The components of the provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005, consists of the following (in millions):

	2007	2006	2005
Current:
Federal	$(25)	$—	$52
State	11	25	5
Foreign	(15)	17	79

Total current	(29)	42	136
Deferred:
Federal	(449)	(4)	(779)
State	(68)	26	(68)
Foreign	—	—	(30)

Total deferred	(517)	22	(877)

Total provision (benefit)	$(546)	$64	$(741)

A reconciliation of the U.S. federal statutory rate of 35% to our effective rate from continuing operations is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected tax (benefit) rate at U.S. statutory tax rate	35.0%	(35.0)%	(35.0)%
State income tax provision (benefit), net of federal benefit	(2.6)	2.9	(0.6)
Depletion and other permanent items	(0.4)	0.7	—
Valuation allowances against future tax benefits	5.7	26.2	13.1
Tax credits	—	(0.1)	—
Foreign tax at rates other than U.S. statutory rate	1.6	1.9	1.6
Non-deductible (taxable) reorganization items	(65.2)	5.4	13.3
Change in prior year estimate to actual provision	2.4	—	—
Other, net	(1.9)	1.8	0.6

Effective income tax provision (benefit) rate	(25.4)%	3.8%	(7.0)%

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred income taxes, net of current portion as of December 31, 2007 and 2006, are as follows (in millions):

	2007	2006
Deferred tax assets:
NOL and credit carryforwards	$2,230	$1,535
Taxes related to risk management activities and derivatives	12	25
Reorganization items and impairments	1,410	1,192
Other differences	8	—

Deferred tax assets before valuation allowance	3,660	2,752
Valuation allowance	(2,401)	(2,321)

Total deferred tax assets	1,259	431

Deferred tax liabilities:
Property differences	(1,241)	(872)
Other differences	—	(44)

Total deferred tax liabilities	(1,241)	(916)

Net deferred tax (liability) asset	18	(485)
Less: Current portion asset (liability)	39	5
Less: Non-current deferred tax asset	17	—

Deferred income taxes, net of current portion	$(38)	$(490)

The NOL and credit carryforwards consist of federal carryforwards of $5.1 billion which expire between 2023 and 2027. The federal NOL carryforwards available are subject to limitations on their annual usage. This includes an NOL carryforward of approximately $466 million for CCFC, a subsidiary that was deconsolidated for U.S. tax purposes in 2005. Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year NOLs carried forward from prior years subject to certain time limitations as prescribed by the Internal Revenue Code.

Under federal income tax law, NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations if we were to undergo an ownership change as defined by the Internal Revenue Code. We experienced an ownership change on the Effective Date as a result of the distribution of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. We do not expect the annual limitation from this ownership change to result in the expiration of the NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. If a subsequent ownership change were to occur as a result of future transactions in our stock, accompanied by a significant reduction in the market value of the company immediately prior to the ownership change, our ability to utilize the NOL carryforwards may be significantly limited.

In accordance with our Plan of Reorganization, our common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions are designed to minimize the likelihood of any potential adverse federal income tax consequences resulting from an ownership change; however, these restrictions may not prevent an ownership change from occurring. These restrictions are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by our Board of Directors.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAAP requires that we consider all available evidence and tax planning strategies, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. Due to our history of losses, we were unable to assume future profits; however, at December 31, 2007, we were able to consider available tax planning strategies due to our expected emergence from Chapter 11. Future income from reversals of existing taxable temporary differences and tax planning strategies allowed a larger portion of the deferred tax assets to be offset against deferred tax liabilities resulting in a significant release of previously recorded valuation allowance.

We have provided a valuation allowance of $2.4 billion on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized. For the years ended December 31, 2007, 2006 and 2005, the net change in the valuation allowance was an increase of $80 million, $682 million, and $1.6 billion, respectively, and primarily relates to the NOL carryforwards.

We adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As of that date, we had unrecognized tax benefits of $240 million including an accrued liability of $153 million, reduction of deferred tax assets of $106 million and accrued interest and penalties of $19 million. Uncertain tax positions relate primarily to the IRS examination discussed below and certain withholding taxes. Due to our Chapter 11 cases, some portion of this accrued amount may not be paid until we emerge from Chapter 11. There was no effect on the January 1, 2007, accumulated deficit balance as a result of the adoption of FIN 48.

The amount of unrecognized tax benefits decreased by $67 million to $173 million for the year ended December 31, 2007, primarily related to settlement of tax positions on withholding taxes, tax depreciation and the IRS examination discussed below. If recognized, $119 million of our unrecognized tax benefits would impact the annual effective tax rate and $54 million related to deferred tax assets would be offset against recorded valuation allowance.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits at January 1, 2007	$(240)
Increases related to prior year tax positions	(28)
Decreases related to prior year tax positions	8
Increases related to current year tax positions	—
Settlements	87
Decrease related to lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$(173)

The Company believes that it is reasonably possible that a decrease of up to $52 million in unrecognized tax benefits related to the withholding tax exposures could be recorded in 2008. The IRS completed its examination of our U.S. income tax returns for the 1997 through 2003 tax years. The U.S. Joint Committee on Taxation issued its approval of the examination on January 31, 2008. The examination did not result in a material impact on our Consolidated Financial Statements. The 2004 through 2006 tax years are still subject to IRS examination. Due to significant NOLs in these years, any IRS adjustment of these returns would likely result in a reduction of the deferred tax assets already subject to valuation allowances rather than a cash payment of taxes.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are currently under examination in various states in which we operate. We anticipate that any state tax assessment will not have a material impact on our Consolidated Financial Statements. In addition, we do not expect to incur any additional foreign tax liability. Our tax returns for years ending after 2003 are subject to examination by the IRS and various state tax authorities. The 2003 tax year may be subject to re-examination due to net operating losses incurred and carried forward to future years.

10.  Stock-Based Compensation

1996 Stock Incentive Plan

Under the SIP, we granted stock options to directors, certain employees and consultants or other independent advisors at an exercise price that generally equaled the stock’s fair market value on the date of grant. In accordance with the plan document, the SIP expired on July 16, 2006. All outstanding vested and unvested options as well as all restricted stock awards were canceled on November 30, 2007, in accordance with our Plan of Reorganization. Compensation expense recognized was not material for any period presented.

2000 Employee Stock Purchase Plan

Our ESPP was terminated in accordance with the Plan of Reorganization as of the Effective Date. We had previously suspended the ESPP effective November 29, 2005. Under the ESPP, eligible employees could purchase up to 28 million shares in the aggregate through periodic payroll deductions. Compensation expense recognized was not material for any period presented.

Calpine Equity Incentive Plans

Upon approval of our Plan of Reorganization, the U.S. Bankruptcy Court approved the Calpine Equity Incentive Plans. These plans provide for the issuance of equity awards to all employees as well as the non-employee members of our Board of Directors. The equity awards consist of nonqualified stock options and restricted stock awards granted on the Effective Date. These plans are funded with approximately 3% of the reorganized Calpine Corporation common stock to be issued on the Effective Date which is reserved for awards under these plans. The equity awards vest over periods between one and three years and have a contractual term of ten years subject to certain forfeiture provisions.

11.  Defined Contribution Plans

The Company maintains two defined contribution savings plans that are intended to be tax exempt under Sections 401(a) and 501(a) of the Internal Revenue Code. Our non-union plan generally covers employees who are not covered by a collective bargaining agreement, and our union plan covers employees who are covered by a collective bargaining agreement. We recorded expenses for these plans of $9 million, $10 million and $11 million for the years ending December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2007, we amended our non-union plan to require newly hired employees to complete six months of service before becoming eligible to participate. Prior to the amendment, employees eligible to participate in the non-union plan could begin participating immediately upon hire.

Beginning January 1, 2008, the employer profit sharing contribution of 3% will be eliminated and the employer matching contribution will be increased to 100% of the first 5% of compensation a participant defers for the non-union plan and employee deferral limits will be increased from 60% to 75% of compensation under both plans.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Share Lending Agreement

In conjunction with the issuance of our 2014 Convertible Notes offering on September 30, 2004, we entered into a 10-year share lending agreement with DB London, under which we loaned DB London 89 million shares of newly issued Calpine common stock. DB London sold the entire 89 million shares on September 30, 2004, at a price of $2.75 per share in a registered public offering. We did not receive any of the proceeds of the public offering. DB London was required to and did return the loaned shares before the end of the 10-year term of the share lending agreement. During the years ended December 31, 2007 and 2006, DB London returned 50 million and 39 million shares, respectively. These returned shares were canceled at the Effective Date.

13.  Derivative Instruments

Commodity Derivative Instruments

As an IPP primarily focused on generation of electricity using gas-fired turbines, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuation in these and (to a lesser extent) other commodities, we enter into derivative commodity instruments. We enter into commodity instruments to convert floating or indexed electricity and gas prices to fixed prices in order to lessen our vulnerability to reductions in electricity prices for the electricity we generate, and to increases in gas prices for the fuel we consume in our power plants. The hedging, balancing and optimization activities that we engage in are directly related to our asset-based business model of owning and operating gas-fired electric power plants and are designed to protect our commodity margin. We hedge exposures that arise from the ownership and operation of power plants and related sales of electricity and purchases of natural gas.

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

Interest Rate and Currency Derivative Instruments

We also enter into various interest rate swap agreements to hedge against changes in floating interest rates on certain of our existing and anticipated financing obligations and to adjust the mix between fixed and floating rate debt in our capital structure to desired levels. Certain of the interest rate swap agreements effectively convert floating rates into fixed rates so that we can predict with greater assurance what our future interest costs will be and protect ourselves against increases in floating rates.

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

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, in conjunction with our capital market activities, from time to time we have entered into various interest rate swap agreements to hedge against the change in fair value on certain of our fixed rate senior notes. These interest rate swap agreements effectively convert fixed rates into floating rates so that we can adjust the mix of our fixed and floating rate debt to desired levels.

Additionally, from time to time, we have entered, and may in the future enter, into various foreign currency swap agreements to hedge against changes in exchange rates on certain of our senior notes denominated in currencies other than the U.S. dollar. Such foreign currency swaps effectively convert floating exchange rates into fixed exchange rates so that we can predict with greater assurance what our U.S. dollar cost will be for purchasing foreign currencies to satisfy the interest and principal payments on these senior notes.

Summary of Derivative Values

The table below reflects the amounts (in millions) that are recorded as assets and liabilities at December 31, 2007, for our derivative instruments:

	Interest Rate Derivative Instruments	Net Commodity Derivative Instruments	Total Derivative Instruments
Current derivative assets	$—	$231	$231
Long-term derivative assets	—	222	222

Total derivative assets	$—	$453	$453

Current derivative liabilities	$53	$253	$306
Long-term derivative liabilities	116	394	510

Total derivative liabilities	$169	$647	$816

Net derivative assets (liabilities)	$(169)	$(194)	$(363)

During the year ended December 31, 2007, we entered into several interest rate swaps to reduce the risk of unfavorable changes in variable interest rates related to changes in LIBOR associated with both existing and anticipated debt issuances. These swaps have an aggregate notional amount of $5.0 billion and range in maturity through September 2012. At December 31, 2007, the fair value of these swaps of $(151) million is included in our net derivative liabilities.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Relationship of Net Derivative Assets or Liabilities to AOCI

At any point in time, it is unlikely that total net derivative assets and liabilities will equal AOCI, net of tax from derivatives, for three primary reasons:

•

Tax effect of OCI — When the values and subsequent changes in values of derivatives that qualify as effective hedges are recorded into OCI, they are initially offset by a derivative asset or liability. Once in OCI, however, these values are tax effected, subject to potential allowances, against a deferred tax liability or asset account, thereby creating an imbalance between net OCI and net derivative assets or liabilities.

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

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax from derivative instruments at December 31, 2007 (in millions):

Net derivative liabilities	$(363)
Derivatives not designated as cash flow hedges and recognized hedge ineffectiveness	143
Cash flow hedges terminated prior to maturity	(32)
Deferred tax asset attributable to accumulated other comprehensive loss on cash flow hedges	11

Accumulated other comprehensive loss from derivative instruments, net of tax(1)	$(241)

(1)	Amount represents one portion of our total AOCI balance of $(231).

Losses due to ineffectiveness on hedging instruments were $2 million, $6 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below reflects the contribution of our cash flow hedge activity to pre-tax earnings based on the reclassification adjustment from AOCI to earnings for the years ended December 31, 2007, 2006 and 2005, respectively (in millions):

	2007	2006	2005
Natural gas derivatives	$(148)	$269	$137
Power derivatives	142	(411)	(521)
Interest rate derivatives	(7)	(4)	(17)
Foreign currency derivatives	—	—	(5)

Total derivatives	$(13)	$(146)	$(406)

The table below presents (in millions) the pre-tax gains (losses) currently held in AOCI that will be recognized annually into earnings, assuming constant gas and power prices and interest rates over time.

	2008	2009	2010	2011	2012	Thereafter	Total
Natural gas derivatives	$(38)	$5	$4	$4	$3	$—	$(22)
Power derivatives	53	(53)	(20)	(16)	(14)	—	(50)
Interest rate derivatives	(50)	(72)	(32)	(10)	(18)	2	(180)

Total pre-tax AOCI	$(35)	$(120)	$(48)	$(22)	$(29)	$2	$(252)

We estimate that pre-tax losses of $35 million would be reclassified from AOCI into earnings during the year ended December 31, 2008, as the hedged transactions affect earnings assuming constant gas and power prices, interest rates, and exchange rates over time; however, the actual amounts that will be reclassified will likely vary based on the probability that gas and power prices as well as interest rates, will, in fact, change. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next year.

14.  Earnings (Loss) per Share

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations are:

	Years Ended December 31,
	2007	2006		2005
	(shares in thousands)
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	479,235	479,136		463,567
Plus: Incremental shares from unexercised in-the-money stock options	243	—	(1)	—	(1)

Weighted average shares outstanding (diluted)	479,478	479,136		463,567

(1)	As we incurred net losses during the years ended December 31, 2006 and 2005, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We excluded the following items from diluted earnings (loss) per common share:

	Years Ended December 31,
	2007	2006	2005
	(shares in thousands)
Unexercised out-of-the-money stock options	16,825	28,094	33,962
Restricted stock awards(1)	490	764	991
Convertible Notes(2)	399,914	399,914	399,914
DB London loaned shares(3)	—	50,000	89,000

(1)	Excluded from diluted weighted average shares outstanding because our closing stock price had not reached the price at which the shares vest.

(2)	Excluded from diluted weighted average shares outstanding because we believe the conversion rights were terminated upon our Chapter 11 filings.

(3)	Excluded from basic and diluted weighted average shares outstanding as the share lending agreement with DB London required physical settlement of these common shares. See Note 12 for a discussion of this share lending agreement.

In accordance with our Plan of Reorganization, all vested and unvested stock options and restricted stock awards were canceled on November 30, 2007. In addition, all outstanding shares of our common stock were canceled on the Effective Date. See Note 3 for further information regarding the issuance of new shares of reorganized Calpine Corporation common stock.

15.  Commitments and Contingencies

A. Professional Success Fees — Certain reorganization expenses were contingent upon the approval of a plan of reorganization by the U.S. Bankruptcy Court and were payable upon our emergence from Chapter 11 to third party financial advisors retained by us and the Committees in connection with our Chapter 11 cases. At the Effective Date, we accrued $41 million for such fees as the requirements to pay the success fees had been fulfilled.

B. Long Term Service Agreements — As of December 31, 2007, the total estimated commitments for LTSAs associated with turbines installed or in storage were approximately $93 million. These commitments are payable over the terms of the respective agreements, which range from one to ten years. LTSA future commitment estimates are based on the stated payment terms in the contracts at the time of execution and are subject to an annual inflationary adjustment. Certain of these agreements have terms that allow us to cancel the contracts for a fee. If we cancel such contracts, the estimated commitments remaining for LTSAs would be reduced. During the years ended December 31, 2007, 2006 and 2005, we recorded nil, $2 million and $34 million, respectively, of LTSA cancellation charges.

C. Power Plant Operating Leases — We have entered into certain off balance sheet long-term operating leases for power generating facilities, expiring through 2049, including renewal options. Some of the lease agreements provide for renewal options at fair value, and some of the agreements contain customary restrictions on dividends, additional debt and further encumbrances similar to those typically found in project finance agreements. Payments on our operating leases which may contain escalation clauses or step rent provisions are recognized on a straight-line basis. Certain capital improvements associated with leased facilities may be deemed

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be leasehold improvements and are amortized over the shorter of the term of the lease or the economic life of the capital improvement. Future minimum lease payments under these leases are as follows (in millions):

	Initial Year	2008	2009	2010	2011	2012	Thereafter	Total
Watsonville	1995	$3	$4	$—	$—	$—	$—	$7
Greenleaf	1998	7	8	7	7	7	10	46
KIAC	2000	24	25	25	25	24	167	290
South Point	2001	10	10	10	67	5	225	327

Total		$44	$47	$42	$99	$36	$402	$670

During the years ended December 31, 2007, 2006 and 2005, rent expense for power plant operating leases amounted to $54 million, $66 million and $105 million, respectively. We guarantee $373 million of the total future minimum lease payments of our consolidated subsidiaries.

D. Production Royalties and Leases — We are committed under numerous geothermal leases and right-of-way, easement and surface agreements. The geothermal leases generally provide for royalties based on production revenue with reductions for property taxes paid. The right-of-way, easement and surface agreements are based on flat rates or adjusted based on CPI changes and are not material. Under the terms of most geothermal leases, the royalties accrue as a percentage of electrical revenues. Certain properties also have net profits and overriding royalty interests that are in addition to the land base lease royalties. Some lease agreements contain clauses providing for minimum lease payments to lessors if production temporarily ceases or if production falls below a specified level.

Production royalties for gas-fired and geothermal facilities for the years ended December 31, 2007, 2006 and 2005, were $27 million, $25 million and $37 million, respectively.

E. Office and Equipment Leases — We lease our corporate, regional and satellite offices as well as some of our office equipment under noncancellable operating leases expiring through 2014. Future minimum lease payments under these leases are as follows (in millions):

2008	$12
2009	12
2010	12
2011	11
2012	11
Thereafter	11

Total	$69

Lease payments are subject to adjustments for our pro rata portion of annual increases or decreases in building operating costs. During the years ended December 31, 2007, 2006 and 2005, rent expense for noncancellable operating leases amounted to $10 million, $15 million and $24 million, respectively.

F. Natural Gas Purchases — We enter into gas purchase contracts of various terms with third parties to supply gas to our gas-fired cogeneration projects. The majority of our purchases are made in the spot market or under index-priced contracts. At December 31, 2007, we had future commitments of approximately $8.8 billion for natural gas purchases.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G. Guarantees — As part of our normal business operations, we enter into various agreements providing, or otherwise arranging, financial or performance assurance to third parties on behalf of our subsidiaries. Such arrangements include guarantees, standby letters of credit and surety bonds. These arrangements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes.

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

At December 31, 2007, guarantees of subsidiary debt, standby letters of credit and surety bonds to third parties and guarantees of subsidiary operating lease payments and their respective expiration dates were as follows (in millions):

Commitments Expiring	2008	2009	2010	2011	2012	Thereafter	Total
Guarantee of subsidiary debt(1)	$2,155	$20	$8	$7	$7	$380	$2,577
Standby letters of credit(2)(4)	282	38	—	28	—	—	348
Surety bonds(3)(4)(5)	—	—	—	—	—	11	11
Guarantee of subsidiary operating lease payments(4)	17	18	17	74	12	235	373

Total	$2,454	$76	$25	$109	$19	$626	$3,309

(1)	Represents Calpine Corporation guarantees of certain project financings, facility operating leases and other miscellaneous debt. All of such guaranteed debt is recorded on our Consolidated Balance Sheets.

(2)	The standby letters of credit disclosed above include those disclosed in Note 8.

(3)	The majority of surety bonds do not have expiration or cancellation dates.

(4)	These are off balance sheet obligations.

(5)	As of December 31, 2007, $11 million of cash collateral is outstanding related to these bonds.

We routinely arrange for the issuance of letters of credit and various forms of surety bonds to third parties in support of our subsidiaries’ contractual arrangements of the types described above and may guarantee the operating performance of some of our partially owned subsidiaries up to our ownership percentage. The letters of credit outstanding under various credit facilities support CES risk management and other operational and construction activities. In the event a subsidiary were to fail to perform its obligations under a contract supported by such a letter of credit or surety bond, and the issuing bank or surety were to make payment to the third party, we would be responsible for reimbursing the issuing bank or surety within an agreed timeframe, typically a period of one to ten days. To the extent liabilities are incurred as a result of activities covered by letters of credit or the surety bonds, such liabilities are included on our Consolidated Balance Sheets.

In connection with our purchase and sale agreements, we have provided for indemnification by each of the purchaser and the seller, and/or their respective parent, to the counterparty for liabilities incurred as a result of

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a breach of a representation or warranty by the indemnifying party. These indemnification obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or impossible to quantify at the time of the consummation of a particular transaction.

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

H. Inland Empire Energy Center Put Option — In connection with the July 2005 sale of our Inland Empire Energy Center development project to GE, we have a call option to purchase the facility, at predetermined prices based on the date the option is exercised and as adjusted for certain factors, in years seven through fifteen following the commercial operation date and GE can similarly require us to purchase the facility under a put option, if a specified minimum plant performance level is met, for a limited period of time in the fifteenth year, all subject to the satisfaction of various terms and conditions. If we purchase the facility under the call or put options, GE will continue to provide critical plant maintenance services throughout the remaining estimated useful life of the facility. Because of continuing involvement related to the call and put options, we have deferred recognizing the gain of approximately $10 million until the call or put option is either exercised or expires.

I. Litigation — We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. We review our litigation activities and determine if an unfavorable outcome to Calpine is considered “remote,” “reasonably possible,” or “probable” as defined by GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. During the pendency of our Chapter 11 cases through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Canadian Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors generally were stayed. See Note 3 for information regarding our Chapter 11 cases and CCAA proceedings. To the extent we received judgments against us in any of these matters during the pendency of our Chapter 11 cases, such judgments were classified as LSTC. Following the Effective Date, pending actions to enforce or other effect repayment of liabilities preceding the Petition Date, as well as pending litigation against the Calpine Debtors related to such liabilities generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction. In particular, certain pending actions against us are anticipated to proceed as described below. In addition to the Chapter 11 cases and CCAA proceedings (in connection with which certain of the matters described below arose), and the other matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-Petition Litigation

Hawaii Structural Ironworkers Pension Fund v. Calpine, et al. This case was filed in San Diego County Superior Court on March 11, 2003, and later transferred, on a defense motion, to Santa Clara County Superior Court. Defendants in this case are Calpine Corporation, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston LLC, Banc of America Securities LLC, Deutsche Bank Securities, Inc., and Goldman Sachs & Co. The Hawaii Structural Ironworkers Pension Trust Fund alleges that the prospectus and registration statement for an April 2002 offering of Calpine Corporation securities contained false or misleading statements regarding: Calpine Corporation’s actual financial results for 2000 and 2001; Calpine Corporation’s projected financial results for 2002; Mr. Cartwright’s alleged agreement not to sell or purchase shares within 90 days of the April 2002 offering; and Calpine Corporation’s alleged involvement in “wash trades.” The action in the Santa Clara County Superior Court was stayed against Calpine Corporation as a result of Calpine Corporation’s Chapter 11 filing.

On December 19, 2007, Calpine Corporation entered into an agreement with the Hawaii Structural Ironworkers Pension Fund to allow the action to proceed in the Santa Clara County Superior Court. Calpine Corporation remains a defendant to the action. However, the December 19, 2007, agreement provides that the Hawaii Structural Ironworkers Pension Fund waived its right to collect from Calpine Corporation on the claim it had filed against Calpine Corporation in the Chapter 11 cases, or for any settlement with Calpine Corporation, and agreed to seek recovery to satisfy its claim against Calpine Corporation, or for any settlement with Calpine Corporation, solely from any insurance coverage that may be available to Calpine Corporation. The December 19, 2007, agreement does not address the Hawaii Structural Ironworkers Pension Fund’s claims against any of the other defendants. Some or all of the other defendants have asserted or may assert indemnification claims against Calpine Corporation in connection with this action. No trial date has been set in this action. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

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

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the parties reached an agreement in principle to settle the claims of plaintiff and the purported class in return for a payment of $4 million by Calpine’s fiduciary insurance carrier, the net proceeds of which will ultimately be deposited into individual plan members’ accounts. The settlement is subject to approval by the U.S. Bankruptcy Court and the Northern District Court.

Johnson v. Peter Cartwright, et al. On December 17, 2001, a shareholder filed a derivative lawsuit on behalf of Calpine Corporation against its directors and one of its senior officers. This lawsuit is styled Johnson vs. Cartwright, et al. (No. CV803872) and is pending, but stayed, in Santa Clara County Superior Court. Calpine Corporation is a nominal defendant in this lawsuit, which alleges claims relating to purportedly misleading statements about Calpine Corporation and stock sales by certain of the director defendants and the officer defendant. On July 1, 2003, the Santa Clara County Superior Court granted Calpine Corporation’s motion to stay this proceeding until In re Calpine Corporation Securities Litigation, an action then-pending in the Northern District of California, was resolved, or until its further order. In re Calpine Corporation Securities Litigation was resolved by a settlement in November 2005. This case is stayed as to Calpine Corporation as a result of our Chapter 11 filing. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants and plaintiff opposed the motion. On June 5, 2006, the motion was granted by the U.S. Bankruptcy Court extending the stay to the individual defendants and ruling that plaintiff has no standing to pursue derivative claims. Calpine Corporation objected to the claim against it, and that claim has been expunged by order of the U.S. Bankruptcy Court. The case remains stayed as to Calpine Corporation and the individual defendants. We consider this lawsuit to be without merit and will vigorously contest plaintiff’s standing and the merits of his claim.

Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, the development rights of which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta Energy Center and that the defendant’s actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $52 million (including related interest) was outstanding at December 31, 2007. Calpine has filed a counterclaim against Panda and related parties based on a guaranty and loan agreement. Defendants have also been successful in dismissing the causes of action alleged by Panda for federal and state securities laws violations. We consider Panda’s lawsuit to be without merit and intend to continue to vigorously defend against it. Moreover, Calpine does not believe that Panda may receive any distribution from the U.S. Debtors’ Chapter 11 estates because Panda did not file a timely proof of claim in the U.S. Debtors’ Chapter 11 cases. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006, but did not proceed due to the stay. Calpine filed a motion to lift the automatic stay to pursue our counterclaim on October 3, 2007. On November 14, 2007, the U.S. Bankruptcy Court granted the motion and the stay was lifted. On January 30, 2008, the U.S. District Court issued an order that re-instated the case on the court’s docket. In the same order, the parties were ordered to submit a status report within ninety days.

Harbert Distressed Investment Master Fund, Ltd. v. Calpine Canada Energy Finance II ULC, et al. On May 5, 2005, the Harbert Distressed Fund filed an application in the Supreme Court of Nova Scotia against Calpine Corporation and certain of its subsidiaries, including ULC II, the issuer of certain senior notes held by the Harbert Distressed Fund, and CCRC, the parent company of ULC II. Calpine Corporation has guaranteed the ULC II senior notes. In June 2005, the ULC II senior notes indenture trustee joined the application as

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

co-applicant on behalf of all holders of the ULC II senior notes. The Harbert Distressed Fund and the ULC II senior notes indenture trustee alleged that Calpine Corporation, CCRC and ULC II violated the Harbert Distressed Fund’s rights under Nova Scotia laws in connection with certain financing transactions completed by CCRC or subsidiaries of CCRC. A second but related proceeding was also commenced in the Nova Scotia court in 2005 by the ULC II senior notes indenture trustee and the Harbert Distressed Fund against CCRC. As a result of distributions made in the CCAA proceedings and settlements reached in both the Chapter 11 cases and the CCAA proceedings, the ULC II senior notes were repaid and canceled in 2007 and both of the Nova Scotia proceedings were dismissed without costs by orders dated December 20, 2007.

Harbert Convertible Arbitrage Master Fund, Ltd. et al. v. Calpine Corporation. Plaintiff Harbert Convertible Fund and two affiliated funds filed this action on July 11, 2005, in the New York County Supreme Court, and filed an amended complaint on July 19, 2005. In their amended complaint, plaintiffs alleged that in a July 5, 2005, letter to Calpine Corporation they provided “reasonable evidence” as required under the indenture governing the 2014 Convertible Notes that, on one or more days beginning on July 1, 2005, the trading price of the 2014 Convertible Notes was less than 95% of the product of the common stock price multiplied by the conversion rate, as those terms are defined in the 2014 Convertible Notes indenture, and that Calpine Corporation therefore was required to instruct the bid solicitation agent for the 2014 Convertible Notes to determine the trading price beginning on the next trading day. If the trading price as determined by the bid solicitation agent was below 95% of the product of the common stock price multiplied by the conversion rate for the next five consecutive trading days, then the 2014 Convertible Notes would become convertible into cash and common stock for a limited period of time. Plaintiffs have asserted a claim for breach of contract, seeking unspecified damages, because Calpine Corporation did not instruct the bid solicitation agent to begin to calculate the trading price. In addition, plaintiffs sought a declaration that Calpine had a duty, based on the statements in the letter dated July 5, 2005, to commence the bid solicitation process, and also sought injunctive relief to force Calpine Corporation to instruct the bid solicitation agent to determine the trading price of the 2014 Convertible Notes. On November 18, 2005, Harbert Convertible Fund filed a second amended complaint for breach and anticipatory breach of indenture, which also added the 2014 Convertible Notes trustee as a plaintiff.

No trial date was set before the Petition Date and there has been no activity in this action since the Petition Date. Due to the consummation of our Plan of Reorganization, which provides for distributions to the holders of the 2014 Convertible Notes on account of the full amount of their unpaid principal together with interest accrued as of the Petition Date and post-petition interest though the Effective Date, we are seeking dismissal of this action.

Whitebox Convertible Arbitrage Fund, L.P., et al. v. Calpine Corporation. Plaintiff Whitebox Convertible Arbitrage Fund, L.P. and seven affiliated funds filed an action in the New York County Supreme Court for breach of contract on October 17, 2004. The factual allegations and legal basis for the claims set forth in that action are nearly identical to those set forth in the Harbert Convertible Fund filings. On October 19, 2005, the Whitebox plaintiffs filed a motion for preliminary injunctive relief, but withdrew the motion on November 7, 2005. Whitebox had informed Calpine Corporation and the New York County Supreme Court that the trustee was considering intervening in the case and/or filing a similar action for the benefit of all holders of the 2014 Convertible Notes. There has been no activity since the Petition Date. Upon consummation of Calpine’s confirmed Plan, which provides for distributions to the holders of the 2014 Convertible Notes on account of the full amount of their unpaid principal together with interest accrued as of the Petition Date and post petition interest through the Effective Date, Calpine will seek dismissal of this action.

Pit River Tribe, et al. v. Bureau of Land Management, et al. On June 17, 2002, Pit River filed suit in the U.S. District Court for the Eastern District of California seeking to enjoin further exploration, construction and

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development of the Calpine Fourmile Hill Project at Glass Mountain. It challenges the validity of the decisions of the BLM and the Forest Service to permit the development of the project under leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief were sought. Our answer was submitted on August 20, 2002. Cross-motions for summary judgment on all claims in the lawsuit were submitted in May and June 2003. The court held oral argument on the motions on September 10, 2003, and took the motions under advisement. Defendants’ motions for summary judgment were granted on February 13, 2004, and the lawsuit was dismissed. Plaintiff filed an appeal to the Ninth Circuit Court of Appeals on April 15, 2004. Briefing on the appeal was completed on December 6, 2004. Following our Chapter 11 filing, we and Pit River filed a stipulation with the U.S. Bankruptcy Court to lift the automatic stay to allow the appeal to proceed with oral arguments, which were held on February 14, 2006. On November 5, 2006, the Ninth Circuit Court of Appeals issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act, and other procedural requirements, when granting the lease extensions and, therefore, held that the lease extensions were invalid. On February 20, 2007, the federal appellees filed a Petition for Panel Rehearing of the November 5, 2006, order. We filed our Petition for Rehearing and Suggestion for Rehearing En Banc on February 21, 2007. On April 18, 2007, the Ninth Circuit Court of Appeals issued an order denying both the federal appellees and our Petitions for Rehearing. The remedy phase of the Ninth Circuit Court of Appeals’ opinion had been stayed until Calpine’s emergence from Chapter 11. We are in communication with the U.S. Department of Justice regarding the possible remedies which could be argued to the District Court.

In May 2004, Pit River and other interested parties filed two separate suits in the U.S. District Court for the Eastern District of California seeking to enjoin exploration, construction, and development of the Telephone Flat leases and proposed Project at Glass Mountain. These two related cases have been stayed until after Calpine’s emergence from Chapter 11. Similar to above, we are in communication with the U.S. Department of Justice regarding these two cases.

Post-Petition Litigation

Chapter 11 Related Litigation

Appeal of Confirmation Order. The Confirmation Order was entered by the U.S. Bankruptcy Court on December 19, 2007. Two motions to reconsider the Confirmation Order were filed by holders of shares of our common stock that were canceled on the Effective Date: the first was filed on December 28, 2007, by Elias A. Felluss and the second on December 31, 2007, by Compania Internacional Financiera, S.A., Coudree Global Equities Fund, Standard Bank of London and Leonardo Capital Fund SPC. On January 15, 2008, the U.S. Bankruptcy Court entered an order denying both of the motions to reconsider. On January 18, 2008, the three shareholders who had filed the December 31, 2007, motion filed a notice of appeal to the SDNY Court and moved the U.S. Bankruptcy Court for a stay of the Confirmation Order pending appeal. Five additional shareholders subsequently filed joinders to the stay motion in the U.S. Bankruptcy Court. On January 24, 2008, the U.S. Bankruptcy Court entered an order denying the stay motion. The three shareholders who filed the December 31, 2007 motion, filed an emergency motion with the SDNY Court on January 25, 2008, seeking to expedite their appeal and stay the Confirmation Order pending appeal; their emergency motion was denied by the SDNY court on February 1, 2008. In the meantime, on January 28, 2008, additional shareholders filed notices of appeal to the SDNY Court. On January 31, 2008, the Plan of Reorganization became effective and we emerged from Chapter 11. Despite the effectiveness of the Plan of Reorganization, all of the appeals remain pending in the SDNY Court.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Priority Notes Make Whole Litigation. In June 2006, pursuant to orders of the U.S. Bankruptcy Court, we completed repayment of the First Priority Notes at par ($646 million) plus accrued and unpaid interest. The repayment orders provided that such repayment was without prejudice to the rights of the holders of the First Priority Notes to pursue their demand for payment of a make whole premium they alleged to be due as a result of our repayment of First Priority Notes prior to their stated maturity. The First Priority Trustee appealed each of the repayment orders to the SDNY Court. In addition, the First Priority Trustee filed an adversary proceeding in the U.S. Bankruptcy Court on behalf of the holders of the First Priority Notes seeking a declaratory judgment on the merits of their demand for a make whole premium.

On November 27, 2007, the U.S. Bankruptcy Court approved a settlement agreement with the First Priority Trustee. Pursuant to this settlement agreement, make whole premium and damages claims asserted on behalf of the holders of the First Priority Notes are allowed as claims against us in the aggregate amount of approximately $84 million plus interest at the contractual non-default rates, representing an allowed secured claim of approximately $50 million and an allowed unsecured claim of approximately $34 million. In addition, we have agreed to pay certain professional fees incurred by the First Priority Trustee up to $4 million.

Rosetta Avoidance Action. On June 29, 2007, Calpine Corporation filed a petition in the U.S. Bankruptcy Court against Rosetta for avoidance and recovery of a fraudulent transfer. In July 2005, Calpine Corporation had sold substantially all its remaining domestic oil and gas assets for $1.1 billion to a group led by Calpine Corporation insiders who constituted the management team of Rosetta, which prior to the sale was a subsidiary of Calpine Corporation. The petition alleges that Rosetta’s purchase of the domestic oil and natural gas assets prior to Calpine Corporation’s Chapter 11 filing was for less than reasonably equivalent value. We are seeking monetary damages for the value Rosetta did not pay Calpine Corporation for the assets it acquired, plus interest, which is currently estimated to be approximately $400 million. However, discovery and further analysis may result in changes to that amount. In the alternative, we are seeking the return of the domestic oil and natural gas assets from Rosetta. On September 11, 2007, Rosetta filed a motion to dismiss the adversary proceeding or seek a stay of the proceeding. We filed an objection to the motion to dismiss on September 24, 2007. On October 24, 2007, the Court denied Rosetta’s motion to dismiss or stay the proceeding. On November 5, 2007, Rosetta filed its answer and six counterclaims, principally based on state contract and tort law. On January 4, 2008, we moved to dismiss three of the six counterclaims as legally unsustainable. Pre-trial document and deposition discovery is ongoing. No trial date has been set.

Other Post-Petition Matters

Communications with the SEC — We have been contacted by and have had meetings with the staff of the SEC regarding our financial statements and internal controls over financial reporting as well as those of CalGen, a wholly owned subsidiary. We are cooperating with the SEC staff and have voluntarily provided information in response to their requests. We will continue to cooperate with the SEC with respect to these matters. A negative outcome of this investigation could require us to pay fines or penalties or satisfy other remedies under various provisions of the U.S. securities laws, and any of these outcomes could under certain circumstances have a material adverse effect on our business.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Segment and Significant Customer Information

We operate in one line of business, the generation and sale of electricity and electricity-related products. We assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Accordingly, our reportable segments are West, Texas, Southeast, North and Other. Our “Other” segment includes fuel management, our turbine maintenance group, our TTS and PSM businesses for periods prior to their sale and certain hedging and other corporate activities.

Commodity margin includes our electricity and steam revenues, hedging and optimization activities, renewable energy credit revenue, transmission revenue and expenses, and fuel and purchased energy expenses, but excludes mark-to-market activity and other service revenues. Commodity margin is the key operational measure reviewed by our chief operating decision maker to assess the performance of our segments.

Financial data for our segments were as follows (in millions):

	Year Ended December 31, 2007
	West	Texas	Southeast	North	Other	Consolidation And Elimination	Total
Revenues from external customers	$3,668	$2,658	$1,040	$621	$(11)	$(6)	$7,970
Intersegment revenues	24	16	137	10	1	(188)	—

Total revenue	$3,692	$2,674	$1,177	$631	$(10)	$(194)	$7,970

Commodity margin	1,196	500	268	283	(22)	––	2,225
Add: Mark-to-market activity, net and other revenues(1)	40	77	9	––	(44)	(20)	62
Plant operating expense	306	158	118	82	96	(11)	749
Depreciation and amortization	207	121	79	54	4	(2)	463
Operating plant impairments	10	—	—	34	—	—	44
Other cost of revenue	49	––	31	34	27	(5)	136

Gross profit (loss)	664	298	49	79	(193)	(2)	895
Other operating expense							190

Income from operations							705
Interest expense, net of interest income							1,955
Other (income) expense, net							(139)

Income (loss) before reorganization items and income taxes							(1,111)
Reorganization items							(3,258)

Income (loss) before income taxes							$2,147

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	West	Texas	Southeast	North	Other	Consolidation And Elimination	Total
Revenues from external customers	$2,996	$2,252	$1,213	$486	$(7)	$(3)	$6,937
Intersegment revenues	24	26	214	51	35	(350)	—

Total revenue	$3,020	$2,278	$1,427	$537	$28	$(353)	$6,937

Commodity margin	1,037	477	215	313	(21)	—	2,021
Add: Mark-to-market activity, net and other revenues(1)	34	74	1	—	103	(48)	164
Plant operating expense	286	141	150	84	96	(7)	750
Depreciation and amortization	210	113	92	53	4	(2)	470
Operating plant impairments	—	—	—	53	—	—	53
Other cost of revenue	48	—	32	44	69	(21)	172

Gross profit (loss)	527	297	(58)	79	(87)	(18)	740
Other operating expense							276

Income from operations							464
Interest expense, net of interest income							1,175
Other (income) expense, net							18

Income (loss) before reorganization items and income taxes							(729)
Reorganization items							972

Income (loss) before income taxes							$(1,701)

	Year Ended December 31, 2005
	West	Texas	Southeast	North	Other	Consolidation and Elimination	Total
Revenues from external customers	$3,944	$3,144	$2,129	$960	$125	$—	$10,302
Intersegment revenues	356	61	376	195	942	(1,930)	—

Total revenue	$4,300	$3,205	$2,505	$1,155	$1,067	$(1,930)	$10,302

Commodity margin	1,072	391	149	276	(58)	—	1,830
Add: Mark-to-market activity, net and other revenues(1)	30	25	14	27	108	(50)	154
Plant operating expense	286	182	115	109	35	(10)	717
Depreciation and amortization	178	121	120	83	6	(2)	506
Operating plant impairments	242	333	1,469	365	4	—	2,413
Other cost of revenue	83	33	25	68	114	(30)	293

Gross profit (loss)	313	(253)	(1,566)	(322)	(109)	(8)	(1,945)
Other operating expense							2,426

Loss from operations							(4,371)
Interest expense, net of interest income							1,313
Other (income) expense, net							(88)

Income (loss) before reorganization items and income taxes							(5,596)
Reorganization items							5,026

Income (loss) before income taxes							$(10,622)

(1)	Mark-to-market activity, net included in operating revenues and fuel and purchased energy expenses.

Significant Customer

In each of 2007, 2006 and 2005, we had one significant customer that accounted for more than 10% of our annual consolidated revenues: CDWR. For the years ended December 31, 2007, 2006 and 2005, CDWR

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues were $1.1 billion, $1.1 billion and $1.2 billion, respectively. Our receivables from CDWR at December 31, 2007 and 2006, were $95 million and $95 million, respectively. CDWR revenues are attributable to our West segment.

On December 7, 2007, we amended one of our PPAs with CDWR, which is expected to reduce our future revenues with CDWR. The amendment modifies the PPA whereby we are relieved of our obligation to deliver 1,000 MW per hour at a fixed price of $59.60 per MWh through December 31, 2009, and instead agree to provide CDWR 180 MW per hour of dispatchable capacity from Los Esteros Critical Energy Facility initially through December 31, 2009, with an extension through December 31, 2012. Under the amended PPA, we receive a monthly capacity payment which consists of $2 per kilowatt-month for the available capacity and a $4 per MWh variable operation and maintenance charge, subject to an annual escalation of 4%, for each MWh dispatched by CDWR.

CALPINE CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Quarterly Consolidated Financial Data (unaudited)

Our quarterly operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including, but not limited to, fresh start accounting to be applied as of the Effective Date, our restructuring activities including asset sales and the implementation of our Plan of Reorganization, the completion of development projects, the timing and amount of curtailment of operations under the terms of certain PPAs, the degree of risk management and trading activity, and variations in levels of production. Furthermore, the majority of the dollar value of capacity payments under certain of our PPAs are received during the months of May through October.

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in millions, except per share amounts)
2007 Common stock price per share:
High	$1.80	$3.75	$4.15	$2.19
Low	0.18	1.05	1.99	1.09
2007
Operating revenues	$1,924	$2,324	$2,060	$1,662
Operating plant impairments	44	—	—	—
Gross profit	158	427	242	68
Equipment, development project and other impairments	—	—	—	2
Income from operations	104	382	200	19
Reorganization items	108	(3,940)	469	105
Net income (loss)	$(142)	$3,794	$(500)	$(459)
Basic earnings (loss) per common share:
Net income (loss)	(0.30)	7.92	(1.04)	(0.96)
Diluted earnings (loss) per common share:
Net income (loss)	(0.30)	7.91	(1.04)	(0.96)
2006 Common stock price per share:
High	$1.46	$0.47	$0.52	$0.35
Low	0.26	0.32	0.21	0.15
2006
Operating revenues	$1,646	$2,236	$1,629	$1,426
Loss (income) from repurchase of various issuances of debt	—	—	18	—
Operating plant impairments	—	—	3	50
Gross profit (loss)	77	417	201	45
Equipment, development project and other impairments	1	(4)	62	6
Income (loss) from operations	37	362	84	(19)
Reorganization items	(127)	146	655	298
Net income (loss)	$(360)	$2	$(818)	$(589)
Basic and diluted loss per common share:
Net loss	(0.75)	—	(1.71)	(1.23)

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Expense	Charged to Accumulated Other Comprehensive Loss	Reductions(1)	Other	Balance at End of Year
	(in millions)
Year ended December 31, 2007
Allowance for doubtful accounts	$32	$52	$—	$(30)	$—	$54
Allowance for doubtful accounts with related party Canadian and other foreign subsidiaries	71	3	—	(64)	—	10
Reserve for notes receivable	36	3	—	—	—	39
Reserve for interest and notes receivable with related party Canadian and other foreign subsidiaries	227	—	—	(144)	—	83
Gross reserve for California Refund Liability	13	—	—	(13)	—	—
Reserve for derivative assets	1	3	2	(2)	—	4
Deferred tax asset valuation allowance	2,321	565	—	(485)	—	2,401
Year ended December 31, 2006
Allowance for doubtful accounts	$13	$21	$—	$(2)	$—	$32
Allowance for doubtful accounts with related party Canadian and other foreign subsidiaries	55	24	—	(8)	—	71
Reserve for notes receivable	32	4	—	—	—	36
Reserve for interest and notes receivable with related party Canadian and other foreign subsidiaries	228	—	—	—	(1)	227
Gross reserve for California Refund Liability	13	—	—	—	—	13
Reserve for investment in Androscoggin Energy Center	5	—	—	(5)	—	—
Reserve for derivative assets	3	1	—	(3)	—	1
Deferred tax asset valuation allowance	1,639	682	—	—	—	2,321
Year ended December 31, 2005
Allowance for doubtful accounts	$7	$12	$—	$(3)	$(3)	$13
Allowance for doubtful accounts with related party Canadian and other foreign subsidiaries	—	55	—	—	—	55
Reserve for notes receivable	3	29	—	—	—	32
Reserve for interest and notes receivable with related party Canadian and other foreign subsidiaries	—	228	—	—	—	228
Gross reserve for California Refund Liability	13	—	—	—	—	13
Reserve for investment in Androscoggin Energy Center	5	—	—	—	—	5
Reserve for derivative assets	3	4	—	(4)	—	3
Deferred tax asset valuation allowance	63	1,576	—	—	—	1,639

(1)	Represents write-offs of accounts considered to be uncollectible and recoveries of amounts previously written off or reserved.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Debtors’ Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

2.2	Findings of Fact, Conclusions of Law, and Order Confirming Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2008).

4.1.1	Indenture, dated as of May 16, 1996, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-06259) filed with the SEC on June 19, 1996).

4.1.2	First Supplemental Indenture, dated as of August 1, 2000, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.1.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and U.S. Bank (as successor trustee to Fleet National Bank), as Trustee (incorporated by reference to Exhibit 4.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.2.1	Indenture, dated as of July 8, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997).

4.2.2	First Supplemental Indenture, dated as of September 10, 1997, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-41261) filed with the SEC on November 28, 1997).

4.2.3	Second Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.2.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.2.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

Exhibit Number	Description
4.3.1	Indenture, dated as of March 31, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).

4.3.2	First Supplemental Indenture, dated as of July 24, 1998, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (Registration Statement No. 333-61047) filed with the SEC on August 10, 1998).

4.3.3	Second Supplemental Indenture dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.3.4	Third Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.4.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).

4.4.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.4.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

4.5.1	Indenture, dated as of March 29, 1999, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Registration Statement No. 333-72583) filed with the SEC on March 8, 1999).

4.5.2	First Supplemental Indenture, dated as of July 31, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.5.3	Second Supplemental Indenture, dated as of April 26, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.5.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004).

Exhibit Number	Description
4.6.1	Indenture, dated as of August 10, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-76880) filed with the SEC on January 17, 2002).

4.6.2	First Supplemental Indenture, dated as of September 28, 2000, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.6.3	Second Supplemental Indenture, dated as of September 30, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).

4.6.4	Third Supplemental Indenture, dated as of June 23, 2005, between the Company and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2005).

4.7.1	Amended and Restated Indenture, dated as of October 16, 2001, between Calpine Canada Energy Finance ULC and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.7.2	Guarantee Agreement, dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3/A (Registration No. 333-57338) filed with the SEC on April 19, 2001).

4.7.3	First Amendment, dated as of October 16, 2001, to Guarantee Agreement dated as of April 25, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.7.4	Settlement Agreement dated as of July 24, 2007, by and between the Company, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

4.8.1	Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2001).

4.8.2	First Supplemental Indenture, dated as of October 18, 2001, between Calpine Canada Energy Finance II ULC and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust Company), as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

Exhibit Number	Description
4.8.3	Guarantee Agreement, dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.8.4	First Amendment, dated as of October 18, 2001, to Guarantee Agreement dated as of October 18, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2001).

4.8.5	Settlement Agreement dated as of July 24, 2007, by and between the Company, on behalf of itself and its U.S. subsidiaries, Calpine Canada Energy Ltd., Calpine Canada Power Ltd., Calpine Canada Energy Finance ULC, Calpine Energy Services Canada Ltd., Calpine Canada Resources Company, Calpine Canada Power Services Ltd., Calpine Canada Energy Finance II ULC, Calpine Natural Gas Services Limited, 3094479 Nova Scotia Company, Calpine Energy Services Canada Partnership, Calpine Canada Natural Gas Partnership, Calpine Canadian Saltend Limited Partnership and HSBC Bank USA, National Association, as successor indenture trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007).

4.9	Indenture, dated as of June 13, 2003, between Power Contract Financing, L.L.C. and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.10	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.11	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.12	Indenture, dated as of July 16, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.13.1	Indenture, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

4.13.2	Supplemental Indenture, dated as of September 18, 2003, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit Number	Description
4.13.3	Second Supplemental Indenture, dated as of January 14, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.13.4	Third Supplemental Indenture, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.14.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.13.5	Fourth Supplemental Indenture, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.13.6	Waiver Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.13.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

4.13.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.13.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

4.13.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

4.13.10	Fifth Supplemental Indenture, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

4.14	Indenture, dated as of September 30, 2003, among Gilroy Energy Center, LLC, each of Creed Energy Center, LLC and Goose Haven Energy Center, as Guarantors, and Wilmington Trust Company, as Trustee and Collateral Agent, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

Exhibit Number	Description
4.15	Indenture, dated as of November 18, 2003, between the Company and Wilmington Trust Company, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.16	Amended and Restated Indenture, dated as of March 12, 2004, between the Company and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust Company), including form of Notes (incorporated by reference to Exhibit 4.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.1	First Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Wilmington Trust FSB, as Trustee, including form of Notes (incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.2	Second Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and HSBC Bank USA, National Association (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.17.3	Third Priority Indenture, dated as of March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp. and Manufacturers and Traders Trust Company (as successor trustee to Wilmington Trust FSB), as Trustee, including form of Notes (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

4.18	Indenture, dated as of June 2, 2004, between Power Contract Financing III, LLC and Wilmington Trust Company, as Trustee, Accounts Agent, Paying Agent and Registrar, including form of Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

4.19	Indenture, dated as of September 30, 2004, between the Company and Law Debenture Trust Company of New York (as successor trustee to Wilmington Trust Company), as Trustee, including form of Notes (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004).

4.20.1	Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 14, 2005, containing terms of its 6-Year Redeemable Preferred Shares Due 2011 (incorporated by reference to Exhibit 4.21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.20.2	Consent, Acknowledgment and Amendment, dated as of March 15, 2006, among Calpine CCFC Holdings, Inc. and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.21.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.20.3	Amendment to Second Amended and Restated Limited Liability Company Operating Agreement of CCFC Preferred Holdings, LLC, dated as of October 24, 2006, among Calpine CCFC Holdings, Inc., in its capacity as Common Member, and the Redeemable Preferred Members party thereto (incorporated by reference to Exhibit 4.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

Exhibit Number	Description
4.21	Third Amended and Restated Limited Liability Company Operating Agreement of Metcalf Energy Center, LLC, dated as of June 20, 2005, containing terms of its 5.5-year redeemable preferred shares (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

4.22	Pass Through Certificates (Tiverton and Rumford).

4.22.1	Pass Through Trust Agreement dated as of December 19, 2000, among Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of Certificate (incorporated by reference to Exhibit 4.12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.2	Participation Agreement dated as of December 19, 2000, among the Company, Tiverton Power Associates Limited Partnership, Rumford Power Associates Limited Partnership, PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.3	Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.12.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.4	Indenture of Trust, Mortgage and Security Agreement, dated as of December 19, 2000, between PMCC Calpine New England Investment LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, including the forms of Lessor Notes (incorporated by reference to Exhibit 4.12.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.5	Calpine Guaranty and Payment Agreement (Tiverton) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.22.6	Calpine Guaranty and Payment Agreement (Rumford) dated as of December 19, 2000, by the Company, as Guarantor, to PMCC Calpine New England Investment LLC, PMCC Calpine NEIM LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.12.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.23	Pass Through Certificates (South Point, Broad River and RockGen).

Exhibit Number	Description
4.23.1	Pass Through Trust Agreement A dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 8.400% Pass Through Certificate, Series A (incorporated by reference to Exhibit 4.22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.2	Pass Through Trust Agreement B dated as of October 18, 2001, among South Point Energy Center, LLC, Broad River Energy LLC, RockGen Energy LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including the form of 9.825% Pass Through Certificate, Series B (incorporated by reference to Exhibit 4.22.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.3	Participation Agreement (SP-1) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.4	Participation Agreement (SP-2) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.5	Participation Agreement (SP-3) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.6	Participation Agreement (SP-4) dated as of October 18, 2001, among the Company, South Point Energy Center, LLC, South Point OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.7	Participation Agreement (BR-1) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.8	Participation Agreement (BR-2) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.9	Participation Agreement (BR-3) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.10	Participation Agreement (BR-4) dated as of October 18, 2001, among the Company, Broad River Energy LLC, Broad River OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.11	Participation Agreement (RG-1) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-1, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.12	Participation Agreement (RG-2) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-2, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.13	Participation Agreement (RG-3) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-3, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.14	Participation Agreement (RG-4) dated as of October 18, 2001, among the Company, RockGen Energy LLC, RockGen OL-4, LLC, Wells Fargo Bank Northwest, National Association, as Lessor Manager, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, including Appendix A — Definitions and Rules of Interpretation (incorporated by reference to Exhibit 4.22.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.15	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.16	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.17	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.18	Indenture of Trust, Deed of Trust, Assignment of Rents and Leases, Security Agreement and Financing Statement, dated as of October 18, 2001, between South Point OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of South Point Lessor Notes (incorporated by reference to Exhibit 4.22.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.19	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.20	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.21	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.22	Indenture of Trust, Mortgage, Security Agreement and Fixture Filing, dated as of October 18, 2001, between Broad River OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee, Mortgagee and Account Bank, including the form of Broad River Lessor Notes (incorporated by reference to Exhibit 4.22.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.23	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-1, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.24	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-2, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.25	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-3, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.26	Indenture of Trust, Mortgage and Security Agreement, dated as of October 18, 2001, between RockGen OL-4, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Account Bank, including the form of RockGen Lessor Notes (incorporated by reference to Exhibit 4.22.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.27	Calpine Guaranty and Payment Agreement (South Point SP-1) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.28	Calpine Guaranty and Payment Agreement (South Point SP-2) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.29	Calpine Guaranty and Payment Agreement (South Point SP-3) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.30	Calpine Guaranty and Payment Agreement (South Point SP-4) dated as of October 18, 2001, by Calpine, as Guarantor, to South Point OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.31	Calpine Guaranty and Payment Agreement (Broad River BR-1) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.32	Calpine Guaranty and Payment Agreement (Broad River BR-2) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.33	Calpine Guaranty and Payment Agreement (Broad River BR-3) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.34	Calpine Guaranty and Payment Agreement (Broad River BR-4) dated as of October 18, 2001, by Calpine, as Guarantor, to Broad River OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

Exhibit Number	Description
4.23.35	Calpine Guaranty and Payment Agreement (RockGen RG-1) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-1, LLC, SBR OP-1, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.36	Calpine Guaranty and Payment Agreement (RockGen RG-2) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-2, LLC, SBR OP-2, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.37	Calpine Guaranty and Payment Agreement (RockGen RG-3) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-3, LLC, SBR OP-3, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.38	Calpine Guaranty and Payment Agreement (RockGen RG-4) dated as of October 18, 2001, by Calpine, as Guarantor, to RockGen OL-4, LLC, SBR OP-4, LLC, State Street Bank and Trust Company of Connecticut, as Indenture Trustee, and State Street Bank and Trust Company of Connecticut, as Pass Through Trustee (incorporated by reference to Exhibit 4.22.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).

4.23.39	Omnibus Amendment to Operative Documents and Agreement — South Point, dated as of July 13, 2006, among South Point Energy Center, LLC, Calpine, South Point Holdings, LLC, South Point OL-1, LLC, South Point OL-2, LLC, South Point OL-3, LLC, South Point OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder (incorporated by reference to Exhibit 4.23.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

4.23.40	Omnibus Amendment to Operative Documents and Agreement — Broad River dated as of July 13, 2006, among Broad River Energy LLC, Calpine, Broad River Holdings, LLC, Broad River OL-1, LLC, Broad River OL-2, LLC, Broad River OL-3, LLC, Broad River OL-4, LLC, SBR OP-1, LLC, SBR OP-2, LLC, SBR OP-3, LLC, SBR OP-4, LLC, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Indenture Trustee, Wells Fargo Bank Northwest, National Association, U.S. Bank National Association (as successor to State Street Bank and Trust Company of Connecticut, National Association), as Pass Through Trustee, and BRSP, LLC, as Noteholder (incorporated by reference to Exhibit 4.23.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

Exhibit Number	Description
4.24	Registration Rights Agreement, dated January 31, 2008, among the Company and each Participating Shareholder named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2008).

4.25	Series A Warrant Agreement, dated February 15, 2008, among the Company, Computershare Inc. and Computershare Trust Company, N.A., as warrant agent, including form of warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.1	Exit Financing Agreements

10.1.1	Credit Agreement, dated as of January 31, 2008, among the Company, as borrower, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and as co-syndication agents, General Electric Capital Corporation, as sub-agent for the revolving lenders, Goldman Sachs Credit Partners L.P., as administrative agent and as collateral agent and each of the financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.1.2	Bridge Loan Agreement, dated as of January 31, 2008, among Calpine Corporation, Goldman Sachs Credit Partners L.P., Credit Suisse, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents and as co-syndication agents, Goldman Sachs Credit Partners L.P., as administrative agent and as collateral agent and each of the financial institutions from time to time party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2008).

10.1.3	Guaranty and Collateral Agreement, dated as of January 31, 2008, made by the Company and certain of the Company’s subsidiaries party thereto in favor of Goldman Sachs Credit Partners, L.P., as collateral agent.*

10.2	DIP Financing Agreements

10.2.1.1	Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

10.2.1.2	Security and Pledge Agreement, dated as of March 29, 2007, by and among the Company, as borrower, certain of the Company’s subsidiaries, as grantors, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 9, 2007).

Exhibit Number	Description
10.2.2.1	$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among the Company, as borrower, the Subsidiaries of the Company named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.2.2.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2006).

10.2.2.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.2.2.4	Second Amendment, dated as of September 25, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2.2.5	Letter Agreement, dated as of October 18, 2006, relating to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.2.2.6	Third Amendment, dated as of December 20, 2006, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

Exhibit Number	Description
10.2.2.7	Fourth Amendment, dated as of February 28, 2007, to the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).

10.2.2.8	Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among the Company, the Subsidiaries of the Company signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.3	Financing and Term Loan Agreements

10.3.1	Share Lending Agreement, dated as of September 28, 2004, among the Company, as Lender, Deutsche Bank AG London, as Borrower, through Deutsche Bank Securities Inc., as agent for the Borrower, and Deutsche Bank Securities Inc., in its capacity as Collateral Agent and Securities Intermediary (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2004).

10.3.2	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia, as Administrative Agent, LC Bank, Lead Arranger and Sole Bookrunner, Bayerische Landesbank Cayman Islands Branch, as Arranger and Co-Syndication Agent, Credit Lyonnais New York Branch, as Arranger and Co-Syndication Agent, ING Capital LLC, as Arranger and Co-Syndication Agent, Toronto-Dominion (Texas) Inc., as Arranger and Co- Syndication Agent, and Union Bank of California, N.A., as Arranger and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.3.1	Letter of Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.3.3.2	Amendment to Letter of Credit Agreement, dated as of September 30, 2004, between the Company and The Bank of Nova Scotia, as Administrative Agent (incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).

10.3.4	Letter of Credit Agreement, dated as of September 30, 2004, between the Company and Bayerische Landesbank, acting through its Cayman Islands Branch, as the Issuer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 9, 2004).

Exhibit Number	Description
10.3.5	Credit Agreement, dated as of July 16, 2003, among the Company, the Lenders named therein, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York (as successor administrative agent to Goldman Sachs Credit Partners L.P.) as Administrative Agent, The Bank of Nova Scotia, as Arranger and Syndication Agent, TD Securities (USA) Inc., ING (U.S.) Capital LLC and Landesbank Hessen-Thuringen, as Co-Arrangers, and Credit Lyonnais New York Branch and Union Bank of California, N.A., as Managing Agents (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.3.6.1	Credit and Guarantee Agreement, dated as of August 14, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

10.3.6.2	Amendment No. 1 Under Credit and Guarantee Agreement, dated as of September 12, 2003, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 13, 2003).

10.3.6.3	Amendment No. 2 Under Credit and Guarantee Agreement, dated as of January 13, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.6.4	Amendment No. 3 Under Credit and Guarantee Agreement, dated as of March 5, 2004, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.6.5	Amendment No. 4 Under Credit and Guarantee Agreement, dated as of March 15, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.3.6.6	Waiver Agreement, dated as of March 15, 2006 among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.6.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

Exhibit Number	Description
10.3.6.7	Waiver Agreement, dated as of June 9, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on July 3, 2006).

10.3.6.8	Amendment to Waiver Agreement, dated as of August 4, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.3.6.9	Second Amendment to Waiver Agreement, dated as of August 11, 2006, among Calpine Construction Finance Company, L.P., CCFC Finance Corp., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.3.6.10	Amendment No. 5 Under Credit and Guarantee Agreement, dated as of August 25, 2006, among Calpine Construction Finance Company, L.P., each of Calpine Hermiston, LLC, CPN Hermiston, LLC and Hermiston Power Partnership, as Guarantors, the Lenders named therein, and Goldman Sachs Credit Partners L.P., as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2.1.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006).

10.3.7	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, Wilmington Trust Company (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.8	Credit and Guarantee Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, the Guarantors named therein, the Lenders named therein, The Bank of New York (as successor administrative agent to Morgan Stanley Senior Funding, Inc.), as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.3.9	Credit Agreement, dated as of June 24, 2004, among Riverside Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

Exhibit Number	Description
10.3.10	Credit Agreement, dated as of June 24, 2004, among Rocky Mountain Energy Center, LLC, the Lenders named therein, Union Bank of California, N.A., as the Issuing Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and CoBank, ACB, as Syndication Agent (incorporated by reference to Exhibit 10.1.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

10.3.11	Credit Agreement, dated as of February 25, 2005, among Calpine Steamboat Holdings, LLC, the Lenders named therein, Calyon New York Branch, as a Lead Arranger, Underwriter, Co-Book Runner, Administrative Agent, Collateral Agent and LC Issuer, CoBank, ACB, as a Lead Arranger, Underwriter, Co-Syndication Agent and Co-Book Runner, HSH Nordbank AG, as a Lead Arranger, Underwriter and Co-documentation Agent, UFJ Bank Limited, as a Lead Arranger, Underwriter and Co-Documentation Agent, and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as a Lead Arranger, Underwriter and Co-Syndication Agent (incorporated by reference to Exhibit 10.1.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

10.4	Security Agreements

10.4.1	Guarantee and Collateral Agreement, dated as of July 16, 2003, made by the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.2	First Amendment Pledge Agreement, dated as of July 16, 2003, made by JOQ Canada, Inc., Quintana Minerals (USA) Inc., and Quintana Canada Holdings LLC in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.3	First Amendment Assignment and Security Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.4.1	Second Amendment Pledge Agreement (Stock Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.4.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Stock Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.7.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.5.1	Second Amendment Pledge Agreement (Membership Interests), dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.5.2	Amendment No. 1 to the Second Amendment Pledge Agreement (Membership Interests), dated as of November 18, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.8.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.6	First Amendment Note Pledge Agreement, dated as of July 16, 2003, made by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.7.1	Collateral Trust Agreement, dated as of July 16, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.7.2	First Amendment to the Collateral Trust Agreement, dated as of November 18, 2003, among the Company, JOQ Canada, Inc., Quintana Minerals (USA) Inc., Quintana Canada Holdings LLC, Wilmington Trust Company, as Trustee, The Bank of Nova Scotia, as Agent, Goldman Sachs Credit Partners L.P., as Administrative Agent, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.1.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.4.8	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Denis O’Meara and James Trimble, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.9	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Multistate), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.10	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (Colorado), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.11	Form of Amended and Restated Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (New Mexico), dated as of July 16, 2003, from the Company to Messrs. Kemp Leonard and John Quick, as Trustees, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.12	Form of Amended and Restated Mortgage, Assignment, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.13	Form of Amended and Restated Deed of Trust with Power of Sale, Assignment of Production, Security Agreement, Financing Statement and Fixture Filings (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, as Trustee, and The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.14	Form of Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.15	Form of Mortgage, Assignment of Rents and Security Agreement (Florida), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.16	Form of Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing (Texas), dated as of July 16, 2003, from the Company to Malcolm S. Morris, as Trustee, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.17	Form of Deed of Trust, Assignment of Rents and Security Agreement (Washington), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.18	Form of Deed of Trust, Assignment of Rents, and Security Agreement (California), dated as of July 16, 2003, from the Company to Chicago Title Insurance Company, in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.19	Form of Mortgage, Collateral Assignment of Leases and Rents, Security Agreement and Financing Statement (Louisiana), dated as of July 16, 2003, from the Company to The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.20	Amended and Restated Hazardous Materials Undertaking and Indemnity (Multistate), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit Number	Description
10.4.21	Amended and Restated Hazardous Materials Undertaking and Indemnity (California), dated as of July 16, 2003, by the Company in favor of The Bank of New York, as Collateral Trustee (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.4.22	Designated Asset Sale Proceeds Account Control Agreement, dated as of July 16, 2003, among the Company, Union Bank of California, N.A., and The Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 10.1.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).

10.5	Power Purchase and Other Agreements

10.5.1	Power Purchase and Sale Agreements with the State of California Department of Water Resources comprising Amended and Restated Cover Sheet and Master Power Purchase and Sale Agreement, dated as of April 22, 2002 and effective as of May 1, 2004, between Calpine Energy Services, L.P. and the State of California Department of Water Resources together with Amended and Restated Confirmation (“Calpine 1”), Amended and Restated Confirmation (“Calpine 2”), Amended and Restated Confirmation (“Calpine 3”) and Amended and Restated Confirmation (“Calpine 4”), each dated as of April 22, 2002, and effective as of May 1, 2002, between Calpine Energy Services, L.P., and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.4.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the SEC on September 13, 2004).

10.5.2	Master Power Purchase and Sale Agreement Third Amended and Restated Confirmation Letter regarding Calpine 2, dated December 7, 2007, between Calpine Energy Services, L.P. and the State of California Department of Water Resources (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2007).

10.6	Management Contracts or Compensatory Plans or Arrangements

10.6.1.1	Employment Agreement, effective as of December 12, 2005, between the Company and Mr. Robert P. May (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.1.2	Amendment, dated October 10, 2007, to Employment Agreement between the Company and Robert P. May (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.2.1	Employment Agreement, effective as of January 30, 2006, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.2.2	Amendment, dated January 17, 2006, to Employment Agreement between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.2.3	Separation Agreement and General Release, dated February 16, 2007, between the Company and Mr. Scott J. Davido (incorporated by reference to Exhibit 10.5.2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

Exhibit Number	Description
10.6.3.1	Agreement, dated December 17, 2005, between the Company and AP Services, LLC (incorporated by reference to Exhibit 10.5.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.3.2	Letter Agreement, dated November 3, 2006, between the Company and AP Services, LLC, amending the Agreement, dated December 17, 2005, between the Company and AP Services (incorporated by reference to Exhibit 10.5.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.4	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A (Registration Statement No. 333-07497) filed with the SEC on August 22, 1996).†

10.6.5	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002).†

10.6.6.1	Calpine Corporation 1996 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 25, 2004).†

10.6.6.2	Amendment to Calpine Corporation 1996 Stock Incentive Plan (description of such Amendment is incorporated by reference to Item 1.01 of Calpine Corporation’s Current Report on Form 8-K filed with the SEC on September 20, 2005).†

10.6.6.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†

10.6.6.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005).†

10.6.7	2000 Employee Stock Purchase Plan (incorporated by reference to the copy of such Plan filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A dated April 13, 2000, filed with the SEC on April 13, 2000).†

10.6.8	Calpine Corporation U.S. Severance Program (incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).†

10.6.9	Calpine Corporation 2007 Calpine Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 8, 2007).†

10.6.10	Summary of Calpine Emergence Incentive Plan (incorporated by reference to Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.11	Calpine Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (No. 333-149074) filed with the SEC on February 6, 2008).†

Exhibit Number	Description
10.6.12	Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-149074) filed with the SEC on February 6, 2008).†

10.6.13	Calpine Corporation Change in Control and Severance Benefits Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2008).†

10.6.14.1	Employment Agreement, dated May 25, 2006, between the Company and Mr. Thomas N. May (incorporated by reference to Exhibit 10.5.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.14.2	Separation Agreement and General Release, dated November 28, 2007, between the Company and Mr. Thomas N. May.*†

10.6.14.3	Letter dated February 11, 2008, from the Company to Mr. Thomas N. May.* †

10.6.15.1	Employment Agreement, dated June 19, 2006, between the Company and Mr. Gregory L. Doody (incorporated by reference to Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.6.15.2	Letter dated September 20, 2007, from the Company to Gregory Doody (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.15.3	Letter dated February 11, 2008, from the Company to Mr. Gregory L. Doody.* †

10.6.16.1	Letter dated September 20, 2007, from the Company to Mr. Michael Rogers.* †

10.6.16.2	Letter dated February 11, 2008, from the Company to Mr. Michael D. Rogers.* †

10.6.17.1	Letter dated September 20, 2007, from the Company to Mr. Charles Clark, Jr.* †

10.6.17.2	Letter dated February 11, 2008, from the Company to Mr. Charles Clark* †

10.6.18	Aircraft Travel Card Guidelines (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 7, 2007).†

10.6.19	Letter Agreement, dated December 7, 2005, between the Company and PA Consulting Group, Inc.*†

21.1	Subsidiaries of the Company.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney of Officers and Directors of Calpine Corporation (set forth on the signature pages of this report).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	* Filed herewith

(2)	† Management contract or compensatory plan or arrangement