Form 10-Q
period 2008-09-30
CALPINE CORP
filed 2008-11-07
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-12079
_______________

Calpine Corporation

(A Delaware Corporation)

I.R.S. Employer Identification No. 77-0212977

717 Texas Avenue, Houston, Texas 77002
50 West San Fernando Street, San Jose, California 95113
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
[X] Yes      [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  429,002,043 shares of Common Stock, par value $.001 per share, outstanding on November 5, 2008.

Index

CALPINE CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2008

i

Index

Forward-Looking Information

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as our assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

•	Our ability to implement our business plan;
•	Financial results that may be volatile and may not reflect historical trends;
•	Seasonal fluctuations of our results and exposure to variations in weather patterns;
•	Potential volatility in earnings associated with fluctuations in prices for commodities such as natural gas and power;
•	Our ability to manage liquidity needs and comply with covenants related to our Exit Credit Facility and other existing financing obligations;
•	General financial and economic conditions including the cost and availability of capital and credit;
•
The impact of the current financial crisis and the economic downturn on liquidity in the energy markets on which we rely to hedge risk and on the availability of our suppliers and service providers to perform under their contracts with us;

•	Our ability to complete the implementation of our Plan of Reorganization;
•	Disruptions in or limitations on the transportation of natural gas and transmission of electricity;
•	The expiration or termination of our PPAs and the related results on revenues;
•	Risks associated with the operation of power plants including unscheduled outages;
•
Factors that impact the output of our geothermal resources and generation facilities, including unusual or unexpected steam field well and pipeline maintenance and variables associated with the waste water injection projects that supply added water to the steam reservoir;

•	Natural disasters such as hurricanes, earthquakes and floods that may impact our plants or the markets our plants serve;
•	Risks associated with power project development and construction activities as well as upgrades and expansions of existing plants;
•	Our ability to attract, retain and motivate key employees including filling certain significant positions within our management team;
•	Our ability to attract and retain customers and counterparties;
•	Our ability to manage our customer and counterparty exposure and credit risk;
•	Competition and regulation in the markets in which we participate;
•	Risks associated with marketing and selling power from plants in the evolving energy markets, including changing market rules;
•	Present and possible future claims, litigation and enforcement actions;
•	Effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; and
•	Other risks identified in this Report and our 2007 Form 10-K.

You should also carefully review other reports that we file with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

Index

DEFINITIONS

As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Calpine,” “we,” “us” and “our” refer to Calpine Corporation and its consolidated subsidiaries, unless the context clearly indicates otherwise. The term “Calpine Corporation” refers only to Calpine Corporation and not to any of its subsidiaries. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

ABBREVIATION	DEFINITION

2007 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008

401(k) Plan	Calpine Corporation Retirement Savings Plan

Acadia PP	Acadia Power Partners, LLC

AOCI	Accumulated Other Comprehensive Income

ARB	Accounting Research Board

Auburndale	Auburndale Holdings, LLC

Average availability and average capacity factor, excluding peakers
Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The average capacity factor, excluding peakers is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The average capacity factor, excluding peakers is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the average capacity factor, excluding peakers will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements

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

CalGen First Lien Debt
Collectively, $235,000,000 First Priority Secured Floating Rate Notes Due 2009, issued by CalGen and CalGen Finance Corp.; $600,000,000 First Priority Secured Institutional Term Loan Due 2009, issued by CalGen; and the CalGen First Priority Revolving Loans, in each case repaid on March 29, 2007

Index

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
Collectively, $640,000,000 Second Priority Secured Floating Rate Notes Due 2010, issued by CalGen and CalGen Finance Corp.; and $100,000,000 Second Priority Secured Institutional Term Loans Due 2010, issued by CalGen, in each case repaid on March 29, 2007

CalGen Secured Debt	Collectively, the CalGen First Lien Debt, the CalGen Second Lien Debt and the CalGen Third Lien Debt

CalGen Third Lien Debt
Collectively, $680,000,000 Third Priority Secured Floating Rate Notes Due 2011, issued by CalGen and CalGen Finance Corp.; and $150,000,000 11 1/2% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance Corp., in each case repaid on March 29, 2007

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

CCAA	Companies’ Creditors Arrangement Act (Canada)

CCFC	Calpine Construction Finance Company, L.P.

Chapter 11	Chapter 11 of the Bankruptcy Code

CO2	Carbon dioxide

Commodity Collateral Revolver
Commodity Collateral Revolving Credit Agreement, dated as of July 8, 2008, among Calpine Corporation as borrower, Goldman Sachs Credit Partners L.P., as payment agent, sole lead arranger and sole bookrunner, and the lenders from time to time party thereto

Index

ABBREVIATION	DEFINITION

Commodity expense	Our expense, calculated in accordance with GAAP, from fuel expense, purchased power and gas expense for hedging and optimization and fuel transportation

Commodity Margin
Non-GAAP financial measure that includes electricity and steam revenues, hedging and optimization activities, renewable energy credit revenue, transmission revenue and expenses, and fuel and purchased energy expense, but excludes mark-to-market activity and other service revenues

Commodity revenue	Our revenues, calculated in accordance with GAAP, from electricity and steam sales and sales of purchased power and gas for hedging and optimization

Company	Calpine Corporation, a Delaware corporation, and subsidiaries

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

DIP Facility
The Revolving Credit, Term Loan and Guarantee Agreement, dated as of March 29, 2007, among Calpine Corporation, as borrower, certain of Calpine Corporation’s subsidiaries, as guarantors, the lenders party thereto, Credit Suisse, Goldman Sachs Credit Partners L.P. and JPMorgan Chase Bank, N.A., as co-syndication agents and co-documentation agents, General Electric Capital Corporation, as sub-agent, and Credit Suisse, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Goldman Sachs Credit Partners L.P., JPMorgan Securities Inc., and Deutsche Bank Securities Inc. acting as Joint Lead Arrangers and Bookrunners

EAB	Environmental Appeals Board of the U.S. Environmental Protection Agency

EBITDA	Earnings before interest, taxes, depreciation and amortization

Effective Date	January 31, 2008, the date on which the conditions precedent enumerated in the Plan of Reorganization were satisfied or waived and the Plan of Reorganization became effective

EITF	Emerging Issues Task Force

Emergence Date Market Capitalization	Determined as Calpine’s Market Capitalization using the 30-day weighted average stock price following the Effective Date

EPA	U.S. Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas

ERISA	Employee Retirement Income Security Act

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

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

Exit Facilities	Together, the Exit Credit Facility and the Bridge Facility

FASB	Financial Accounting Standards Board

v

Index

ABBREVIATION	DEFINITION

FDIC	Federal Deposit Insurance Corporation

FIN	FASB Interpretation

Fremont	Fremont Energy Center, LLC

FSP	FASB Staff Position

GAAP	Generally accepted accounting principles

Geysers Assets	19 (17 active) geothermal power plant assets located in northern California

Greenfield LP	Greenfield Energy Centre LP

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

Hillabee	Hillabee Energy Center, LLC

IRC	Internal Revenue Code

IRS	U.S. Internal Revenue Service

Knock-in Facility	Letter of Credit Facility Agreement, dated as of June 25, 2008, among Calpine Corporation as borrower and Morgan Stanley Capital Services Inc., as issuing bank

KWh	Kilowatt hour(s)

LIBOR	London Inter-Bank Offered Rate

LSTC	Liabilities subject to compromise

Market Capitalization	Market value of Calpine Corporation common stock outstanding, calculated in accordance with the Calpine Corporation amended and restated certificate of incorporation

MEIP	Calpine Corporation 2008 Equity Incentive Plan, which provides for grants of equity awards to Calpine employees

Metcalf	Metcalf Energy Center, LLC

MMBtu	Million Btu

MRTU	California Independent System Operator’s Market Redesign and Technology Upgrade

MW	Megawatt(s)

MWh	Megawatt hour(s)

Ninth Circuit Court of Appeals	U.S. Court of Appeals for the Ninth Circuit

NOL(s)	Net operating loss(es)

Non-U.S. Debtor(s)	The consolidated subsidiaries and affiliates of Calpine Corporation that are not U.S. Debtors

Northern District Court	U.S. District Court for the Northern District of California

NOx	Nitrogen oxide

NRG	NRG Energy, Inc.

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

OCI	Other Comprehensive Income

Index

ABBREVIATION	DEFINITION

OMEC	Otay Mesa Energy Center, LLC

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

OTC	Over-the-Counter

Panda	Panda Energy International, Inc., and related party PLC II, LLC

PCF	Power Contract Financing, L.L.C.

PCF III	Power Contract Financing III, LLC

Petition Date	December 20, 2005

PG&E	Pacific Gas & Electric Company

Plan of Reorganization
Debtors’ Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the U.S. Bankruptcy Code filed by the U.S. Debtors with the U.S. Bankruptcy Court on December 19, 2007, as amended, modified or supplemented through the filing of this Report

Pomifer	Pomifer Power Funding, LLC, a subsidiary of Arclight Energy Partners Fund I, L.P.

PPA(s)
Any power purchase agreement or other contract for a physically settled sale (as distinguished from a financially settled future, option or other derivative or hedge transaction) of any electric power product, including electric energy, capacity and/or ancillary services, in the form of a bilateral agreement or a written or oral confirmation of a transaction between two parties to a master agreement, including sales related to a tolling transaction in which part of the consideration provided by the purchaser of an electric power product is the fuel required by the seller to generate such electric power

PSD	Prevention of Significant Deterioration Permit

PSM	Power Systems Manufacturing, LLC

PUCT	Public Utility Commission of Texas

RGGI	Regional Greenhouse Gas Initiative

RockGen	RockGen Energy LLC

RockGen Owner Lessors	Collectively, RockGen OL-1, LLC; RockGen OL-2, LLC; RockGen OL-3, LLC and RockGen OL-4, LLC

Rosetta	Rosetta Resources Inc.

RPS	Renewable Portfolio Standard

SAB	SEC Staff Accounting Bulletin

SDG&E	San Diego Gas & Electric Company

Index

ABBREVIATION	DEFINITION

SDNY Court	U.S. District Court for the Southern District of New York

SEC	U.S. Securities and Exchange Commission

Second Circuit	U.S. Court of Appeals for the Second Circuit

Second Priority Debt	Collectively, the Second Priority Notes and the Second Priority Senior Secured Term Loans Due 2007

Second Priority Notes
Calpine Corporation’s Second Priority Senior Secured Floating Rate Notes Due 2007, 8 1/2% Second Priority Senior Secured Notes Due 2010, 8 3/4% Second Priority Senior Secured Notes Due 2013 and 9 7/8% Second Priority Senior Secured Notes Due 2011

Securities Act	U.S. Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur dioxide

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

Spark spread(s)	For each MWh of power generated, the spread between the sales price and the cost of fuel

Steam adjusted Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated
We calculate the steam adjusted Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. We adjust the fuel consumption in Btu down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. The resultant steam adjusted Heat Rate is a measure of fuel efficiency, so the lower the steam adjusted Heat Rate, the lower our cost of generation

Unsecured Notes
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

U.S. Debtor(s)
Calpine Corporation and each of its subsidiaries and affiliates that filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court on or after the Petition Date and prior to the Effective Date, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)

VAR	Value-at-risk

Whitby	Whitby Cogeneration Limited Partnership

WP&L	Wisconsin Power & Light Company

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$851	$1,915
Accounts receivable, net of allowance of $28 and $54	1,067	878
Accounts receivable, related party	4	226
Materials and supplies	147	114
Margin deposits and other prepaid expense	533	452
Restricted cash, current	264	422
Current derivative assets	2,350	731
Current assets held for sale	—	195
Other current assets	108	98
Total current assets	5,324	5,031

Property, plant and equipment, net	11,923	12,292
Restricted cash, net of current portion	172	159
Investments	373	260
Long-term derivative assets	469	290
Other assets	728	1,018
Total assets	$18,989	$19,050
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$760	$642
Accrued interest payable	71	324
Debt, current portion	662	1,710
Current derivative liabilities	2,433	806
Income taxes payable	39	51
Other current liabilities	450	571
Total current liabilities	4,415	4,104

Debt, net of current portion	9,133	9,946
Deferred income taxes, net of current portion	144	38
Long-term derivative liabilities	478	578
Other long-term liabilities	228	245
Total liabilities not subject to compromise	14,398	14,911
Liabilities subject to compromise	—	8,788
Commitments and contingencies (see Note 12)
Minority interest	3	3
Stockholders’ equity (deficit):
Preferred stock, $.001 par value per share; authorized 100,000,000 shares, none issued and outstanding in 2008; authorized 10,000,000 shares, none issued and outstanding in 2007	—	—
Common stock, $.001 par value per share; authorized 1,400,000,000 shares, 422,955,002 shares issued and 422,889,970 shares outstanding in 2008; authorized 2,000,000,000 shares, 568,314,685 issued and 479,314,685 outstanding in 2007	1	1
Treasury stock, at cost, 65,032 shares at September 30, 2008, and none at December 31, 2007	(1)	—
Additional paid-in capital	12,203	3,263
Accumulated deficit	(7,588)	(7,685)
Accumulated other comprehensive income (loss)	(27)	(231)
Total stockholders’ equity (deficit)	4,588	(4,652)
Total liabilities and stockholders’ equity (deficit)	$18,989	$19,050

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

Index

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except share and per share amounts)
Operating revenues	$3,190	$2,324	$7,969	$6,046

Cost of revenue:
Fuel and purchased energy expense	2,322	1,570	5,935	4,297
Plant operating expense	198	182	636	561
Depreciation and amortization expense	110	114	329	350
Other cost of revenue	26	31	88	101
Total cost of revenue	2,656	1,897	6,988	5,309
Gross profit	534	427	981	737
Sales, general and other administrative expense	58	33	154	112
Impairment charges	179	—	179	—
Other operating expense	25	12	25	24
Income from operations	272	382	623	601
Interest expense	212	617	837	1,181
Interest (income)	(11)	(14)	(38)	(48)
Minority interest (income) expense	(1)	1	(1)	—
Other (income) expense, net	18	(127)	29	(134)
Income (loss) before reorganization items and income taxes	54	(95)	(204)	(398)
Reorganization items	(2)	(3,940)	(263)	(3,366)
Income before income taxes	56	3,845	59	2,968
(Benefit) provision for income taxes	(80)	51	(60)	133
Net income	$136	$3,794	$119	$2,835
Basic earnings per common share:
Weighted average shares of common stock outstanding (in thousands)	485,073	479,312	485,027	479,208
Net income per share - basic	$0.28	$7.92	$0.25	$5.92
Diluted earnings per common share:
Weighted average shares of common stock outstanding (in thousands)	485,741	479,617	485,588	479,543
Net income per share - diluted	$0.28	$7.91	$0.25	$5.91

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

Index

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME AND
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2008
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Net Unrealized
					Gain (Loss) From		Total
			Additional			Foreign	Stockholders’
	Common	Treasury	Paid-In	Accumulated	Cash Flow	Currency	Equity
	Stock	Stock	Capital	Deficit	Hedges	Translation	(Deficit)

Balance, December 31, 2007	$1	$—	$3,263	$(7,685)	$(241)	$10	$(4,652)
Cancellation of Calpine Corporation common stock	(1)	—	(3,263)	—	—	—	(3,264)
Issuance of reorganized Calpine Corporation common stock in accordance with the Plan of Reorganization	1	—	12,166	—	—	—	12,167
Treasury stock transactions	—	(1)	—	—	—	—	(1)
Stock compensation expense	—	—	36	—	—	—	36
Proceeds received from the exercise of warrants	—	—	1	—	—	—	1
Cumulative effect of adjustment from adoption of SFAS No. 157	—	—	—	(22)	—	—	(22)
Total stockholders’ equity before comprehensive income (loss) items							4,265
Net income	—	—	—	119	—	—	119
Gain on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	—	—	—	—	173	—	173
Reclassification adjustment for cash flow hedges realized in net income	—	—	—	—	141	—	141
Foreign currency translation loss	—	—	—	—	—	(9)	(9)
Provision for income taxes	—	—	—	—	(101)	—	(101)
Total comprehensive income							323
Balance, September 30, 2008	$1	$(1)	$12,203	$(7,588)	$(28)	$1	$4,588

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

Index

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$119	$2,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense(1)	418	420
Deferred income taxes	(60)	133
Panda settlement	13	—
Impairment charges	179	—
Loss on sale of assets, excluding reorganization items	6	24
Foreign currency transaction gain	(2)	(2)
Change in the fair value of derivative assets and liabilities	40	(24)
Derivative contracts classified as financing activities	(70)	—
Loss from unconsolidated investments in power projects	10	9
Stock-based compensation expense (income)	36	(1)
Reorganization items	(331)	(3,459)
Other	9	(2)
Change in operating assets and liabilities:
Accounts receivable	126	(316)
Other assets	96	19
Accounts payable, LSTC and accrued expenses	(76)	383
Other liabilities	(158)	53
Net cash provided by operating activities	355	72
Cash flows from investing activities:
Purchases of property, plant and equipment	(108)	(173)
Disposals of property, plant and equipment	16	32
Proceeds from sale of investments, turbines and power plants	398	507
Cash acquired due to reconsolidation of Canadian Debtors and other foreign entities	64	—
Contributions to unconsolidated investments	(14)	(73)
Return of investment in Canadian Debtors	—	75
Return of investment from unconsolidated investments	26	104
Decrease in restricted cash	145	57
Cash effect of deconsolidation of variable interest entities	2	(29)
Other	5	4
Net cash provided by investing activities	534	504

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

Index

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Repayments of notes payable and lines of credit	$(98)	$(135)
Borrowings under project financing	356	16
Repayments of project financing	(297)	(108)
Repayments of CalGen Secured Debt	—	(224)
Borrowings under DIP Facility	—	614
Repayments of DIP Facility	(98)	(28)
Borrowings under Exit Facilities	3,523	—
Repayments of Exit Facilities	(1,460)	—
Borrowings under Commodity Collateral Revolver	100	—
Repayments of Second Priority Debt	(3,672)	—
Redemptions of preferred interests	(166)	(9)
Financing costs	(207)	(81)
Derivative contracts	70	—
Other	(4)	5
Net cash (used in) provided by financing activities	(1,953)	50
Net (decrease) increase in cash and cash equivalents	(1,064)	626
Cash and cash equivalents, beginning of period	1,915	1,077
Cash and cash equivalents, end of period	$851	$1,703
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$873	$926
Income taxes	$16	$1
Reorganization items included in operating activities, net	$124	$88
Reorganization items included in investing activities, net	$(414)	$(582)
Reorganization items included in financing activities, net	$—	$74
Supplemental disclosure of non-cash investing and financing activities:
Settlement of LSTC through issuance of reorganized Calpine Corporation common stock	$5,200	$—
DIP Facility borrowings converted into exit financing under Exit Facilities	$3,872	$—
Settlement of Convertible Senior Notes and Unsecured Senior Notes with reorganized Calpine Corporation common stock	$3,703	$—
DIP Facility borrowings used to extinguish the Original DIP Facility principal $(989), CalGen Secured Debt principal $(2,309) and operating liabilities $(88)	$—	$3,386
Project financing $(159) and operating liabilities $(33) extinguished with sale of Aries Power Plant	$—	$192
Fair value of loaned common stock returned	$—	$138
Letter of credit draws under CalGen Secured Debt used for operating activities	$—	$16
Fair value of Metcalf cooperation agreement, with offsets to notes payable $(6) and operating liabilities $(6)	$—	$12
__________

(1)	Includes depreciation and amortization that is also recorded in sales, general and other administrative expense and interest expense.

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

Index

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2008
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

During the three and nine month periods ended September 30, 2007, and for the period January 1, 2008, through January 31, 2008, the Effective Date, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts. We emerged from Chapter 11 on the Effective Date. Our Consolidated Condensed Financial Statements have been prepared in accordance with SOP 90-7 which requires that our financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in our Chapter 11 cases are recorded in reorganization items on our Consolidated Condensed Statements of Operations. We determined that we did not meet the requirements to adopt fresh start accounting on the Effective Date of our emergence from Chapter 11 because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. See Note 2 for further discussion of our Plan of Reorganization and the applicability of fresh start accounting.

We operate in one line of business, the generation and sale of electricity and electricity-related products. We assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions. Our reportable segments are West (including geothermal), Texas, Southeast, North and Other. Our Other segment includes fuel management, our turbine maintenance group and certain hedging and other corporate activities. See Note 13 for segment information.

Canadian Subsidiaries — As a result of filings by the Canadian Debtors under the CCAA in the Canadian Court, we deconsolidated most of our Canadian Debtors and other foreign entities as of December 20, 2005, the Petition Date, as we determined that the administration of the CCAA proceedings in a jurisdiction other than that of the U.S. Debtors’ Chapter 11 cases resulted in a loss of the elements of control necessary for consolidation. Because of the uncertainty, as of the Petition Date, of our emergence from our CCAA and Chapter 11 cases, we fully impaired our investment in our Canadian and other foreign subsidiaries and accounted for such investments under the cost method. The impairment charge was included in reorganization items on our 2005 Consolidated Statement of Operations.

On February 8, 2008, the Canadian Effective Date, the Canadian Court ordered and declared that the proceedings under the CCAA were terminated. The termination of the proceedings of the CCAA and our emergence under the Plan of Reorganization allowed us to maintain our equity interest in the Canadian Debtors and other foreign entities, whose principal assets include various working capital items and a 50% ownership interest in Whitby, an equity method investment, net of debt. As a result, we regained control over our Canadian Debtors and other foreign entities which were reconsolidated into our Consolidated Condensed Financial Statements as of the Canadian Effective Date.

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

Deconsolidations — We deconsolidated OMEC during the second quarter of 2007 as a result of a 10-year tolling agreement we entered into with SDG&E and assignment of rights under an existing ground lease and ground sublease and easement agreement to SDG&E in May 2007. The assignment of the ground lease and ground sublease, among other things, provides for a put option by OMEC to sell, and a call option by SDG&E to buy, the Otay Mesa facility at the end of the tolling agreement. The new tolling agreement and assignment of the ground lease and ground sublease required us to reconsider if OMEC constituted a variable interest entity and if we should continue to consolidate OMEC. Because the put and call options effectively create a minimum floor and a maximum ceiling value to us, the put and call options absorb the majority of the risk of loss and potential for reward related to the property and transfer these to SDG&E. As a result, we determined that we are not OMEC’s primary beneficiary. Accordingly, we deconsolidated OMEC during the second quarter of 2007 and account for our investment in OMEC under the equity method. See Note 4 for a further discussion of our investment in OMEC.

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

Our purchase of the RockGen assets during the first quarter of 2008 terminated the sale-leaseback agreement with a subsidiary of CIT Group Inc., which required us to reconsider if we are RockGen’s primary beneficiary. Our PPA with WP&L contains a call option which allows WP&L and related parties to purchase RockGen on May 31, 2009, at a fixed price, provided they give us 180 days prior written notice. The call option effectively creates a ceiling value for Calpine and absorbs the majority of our potential for reward related to the property and transfers it to WP&L. As a result, we determined that we are not RockGen’s primary beneficiary. Accordingly, we deconsolidated RockGen during the first quarter of 2008, and account for our investment in RockGen under the equity method. If written notice is not received in compliance with the 180 day requirement and the call option expires unexercised, we expect that the expiration of the call option will again trigger reconsideration that we are RockGen’s primary beneficiary, at which time, it is possible that we may be required to consolidate RockGen. See Note 4 for further information regarding our investment in RockGen.

Pomifer, an unrelated party, holds a preferred interest in our Auburndale subsidiary, which entitles Pomifer to approximately 70% of Auburndale’s cash distributions through 2013. Pomifer has a cash purchase option which, upon exercise, entitles Pomifer to an additional cash distribution of 20% through 2013. Additionally, Pomifer has certain “drag-along” rights, which, if exercised by Pomifer in connection with a sale of Auburndale, would require us also to sell our equity interest in Auburndale. On August 21, 2008, Pomifer exercised its purchase option. As a result, we determined, pursuant to reconsideration, that Auburndale is a variable interest entity and that Pomifer absorbs the majority of expected losses and residual returns from the entity such that we are no longer Auburndale’s primary beneficiary. Accordingly, we deconsolidated Auburndale during the three months ended September 30, 2008, and account for our investment in Auburndale under the equity method.

The deconsolidation of Auburndale resulted in a reduction of approximately $131 million of property, plant and equipment, $142 million of other assets, $73 million of preferred interest debt and $21 million of other net liabilities to our Consolidated Condensed Balance Sheet. On September 30, 2008, we received notice that Pomifer had entered into an asset purchase agreement with a third party and that Pomifer intends to exercise its drag-along rights. The sale is subject to certain regulatory approvals. Accordingly, we determined that a sale of our remaining interest was probable. We compared our expected proceeds from such sale to the net book value of our interest in

Index

Auburndale at September 30, 2008, to determine if an impairment existed and, as a result, recorded an impairment loss of approximately $179 million during the three months ended September 30, 2008, which is included in income from operations on our Consolidated Condensed Statements of Operations. See Note 4 for further information regarding our investment in Auburndale.

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

Commodity Derivative Adjustments — During the third quarter of 2008, we discovered non-cash, unrealized mark-to-market errors of $30 million related to certain commodity derivative instruments that had not been properly recorded in prior periods. These errors related to manual errors, valuation and the improper treatment of the normal purchase or normal sale exclusion. These errors have no impact to our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2008, and had no impact on our cash flows in any period. Additionally, these errors have no impact on any of our loan covenants. We have evaluated the errors in accordance with the guidance provided in SAB No. 99, “Materiality,” and we have determined the errors are not material to any period. If the fair value of the commodity derivative instruments had been properly recorded in prior periods, net loss would have increased by $26 million for the three month period ended March 31, 2008, net income would have decreased by $4 million for the three months ended June 30, 3008, and net loss would have increased by $30 million for the six months ended June 30, 2008. The correction of these errors in the third quarter of 2008 resulted in a $30 million reduction in net income for the three months ended September 30, 2008; however, the errors have no net impact for the nine months ended September 30, 2008. In addition, we determined that a portion of a cash flow hedge was not properly recorded at fair value at December 31, 2007. This error resulted in accumulated other comprehensive loss being overstated by $95 million and $86 million at December 31, 2007, and June 30, 2008, respectively. The error in accumulated other income (loss) did not impact our Consolidated Condensed Statements of Operations and Cash Flows.

Concentrations of Credit Risk — Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and derivative assets. Certain of our cash and cash equivalents as well as our restricted cash balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions and certain of our money market accounts invest in U.S. treasury securities. Additionally, we actively monitor the credit risk of our receivable and derivative counterparties.

Cash and Cash Equivalents — We have certain project finance facilities and lease agreements that establish segregated cash accounts. These accounts have been pledged as security in favor of the lenders to such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At September 30, 2008, and December 31, 2007, $302 million and $257 million, respectively, of the cash and cash equivalents balance that was unrestricted was subject to such project finance facilities and lease agreements.

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

Index

The table below represents the components of our consolidated restricted cash as of September 30, 2008, and December 31, 2007 (in millions):

	September 30, 2008			December 31, 2007
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$71	$120	$191	$128	$111	$239
Rent reserve	37	—	37	11	—	11
Construction/major maintenance	63	26	89	62	26	88
Security/project reserves	66	1	67	189	—	189
Collateralized letters of credit and other credit support	3	1	4	4	—	4
Other	24	24	48	28	22	50
Total	$264	$172	$436	$422	$159	$581

Income Taxes — For income tax reporting purposes our consolidated GAAP financial reporting group is comprised of two groups, CCFC and its subsidiaries, which we refer to as the CCFC group and Calpine Corporation and its consolidated, non-CCFC subsidiaries, which we refer to as the Calpine group. This is due to a preferred financing transaction in 2005 resulting in the deconsolidation of the CCFC group for income tax purposes. Our income tax rates for the three and nine months ended September 30, 2008, do not bear a customary relationship to statutory income tax rates as a result of the impact of valuation allowances, state income taxes and interest and penalties accrued on unrecognized tax benefits. For the three and nine months ended September 30, 2008, we determined that the effective tax rate method for computing the tax provision of the Calpine group does not provide meaningful results because of the uncertainty in reliably estimating our 2008 projected annual effective tax rate. As a result, we calculate our tax expense on the Calpine group based on an actual, or discrete, method. Under this method, we determine our tax expense based upon actual results as if the interim period were an annual period. The CCFC group no longer has a valuation allowance recorded against its deferred tax assets; therefore, the CCFC group’s provision for income taxes in interim periods is based upon our total expected tax expense for that group for the annual period. Furthermore, in accordance with intraperiod tax allocation provisions, we have recorded a tax benefit of $101 million in our (benefit) provision for income taxes on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2008, and an offsetting tax provision in OCI. The sum of the tax (benefit) provision expense determined for each group under these methods was $(80) million and $51 million for the three months ended September 30, 2008 and 2007, respectively and $(60) million and $133 million for the nine months ended September 30, 2008 and 2007, respectively.

Under federal income tax law, NOL carryforwards can be utilized to reduce future taxable income. However, our ability to utilize our NOL carryforwards is subject to certain limitations if we undergo an ownership change as defined by the IRC. We experienced an ownership change on the Effective Date as a result of the distribution of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. We do not expect the annual limitation from this ownership change to result in the expiration of our NOL carryforwards provided that we are able to generate sufficient future taxable income within the carryforward periods. However, if a subsequent ownership change were to occur as a result of future transactions in our stock, accompanied by a significant reduction in our market value prior to the ownership change, our ability to utilize our NOL carryforwards may be significantly limited.

Our amended and restated certificate of incorporation permits our Board of Directors to impose certain transfer restrictions on our common stock in certain circumstances. If, prior to February 1, 2013, our Market Capitalization declines by 35% from our Emergence Date Market Capitalization of approximately $8.6 billion (calculated pursuant to our amended and restated certificate of incorporation) and 25 percentage points of ownership change have occurred (calculated pursuant to Section 382 of the IRC), our Board of Directors is required to meet to determine whether to impose those restrictions. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve our ability to utilize our NOLs, are not currently operative but could become operative in the future if the foregoing events occur and our Board of Directors elects to impose them. During the three months ended September 30, 2008, and through the filing of this Report, we have experienced declines in our stock price as compared to the first half of 2008. In addition, shareholders with a large percentage of ownership of our common stock have made additional purchases of our common stock. The combination

Index

of circumstances described above have not been met; however, there can be no assurance that the circumstances will not be met in the future, or in the event that they are met, that our Board of Directors would choose to impose these restrictions or that, if imposed, such restrictions would prevent an ownership change from occurring.

GAAP requires that we consider all available evidence and tax planning strategies, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. We have provided a valuation allowance on certain federal, state and foreign tax jurisdiction deferred tax assets to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized. Also during the nine months ended September 30, 2008, we provided a full valuation allowance on Canadian deferred tax assets recorded with the reconsolidation of our Canadian subsidiaries in February 2008.

As of September 30, 2008, we had unrecognized tax benefits of $90 million. If recognized, $32 million of our unrecognized tax benefits could impact the annual effective tax rate and $58 million related to deferred tax assets could be offset against recorded valuation allowances within the next twelve months. We also had accrued interest and penalties of $15 million for income tax matters as of September 30, 2008. The amount of unrecognized tax benefits decreased by $88 million for the nine months ended September 30, 2008, primarily related to our settlement of intercompany loans with certain of our Canadian subsidiaries for $52 million and the settlement of an IRS examination for $29 million.

Only our U.S. income tax return for 2007 remains subject to IRS examination. However, any NOLs incurred prior to 2007 and claimed in future return years are still subject to IRS examination. Due to significant NOLs incurred in these years, any IRS adjustment of these returns would likely result in a reduction of the deferred tax assets already subject to valuation allowances rather than a cash payment of taxes.

Recent Accounting Pronouncements

SFAS No. 157 — In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. We have certain potential non-recurring, non-financial assets and non-financial liabilities recorded at fair value that fall within the scope of FSP No. FAS 157-2 that include asset retirement obligations initially measured at fair value and long-lived assets measured at fair value for impairment testing. We expect to adopt FSP No. FAS 157-2 as of January 1, 2009, and we are currently assessing the impact of applying SFAS No. 157 to non-financial assets and non-financial liabilities on our results of operations, cash flows and financial position. We adopted SFAS No. 157 as of January 1, 2008, related to financial assets and financial liabilities. See Note 8 for a discussion of the impact of adopting this standard.

FASB Staff Position No. FIN 39-1 — In April 2007, the FASB staff issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 requires an entity to offset the fair value amounts recognized for cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement, if the entity elects to offset (net) fair value amounts recognized as derivative instruments. Under the provisions of this pronouncement, a reporting entity shall make an accounting decision whether or not to offset fair value amounts. We adopted FSP FIN 39-1 on January 1, 2008, and elected not to apply the netting provisions allowed under FSP FIN 39-1. We have presented our derivative assets and liabilities on a gross basis as of September 30, 2008, on our Consolidated Condensed Balance Sheets in accordance with this standard. Adoption of this standard had no effect on our results of operations or cash flows.

Index

In accordance with FSP FIN 39-1, we retrospectively adjusted derivative assets and liabilities from a net to a gross basis on our Consolidated Condensed Balance Sheet as of December 31, 2007, to conform to the current period presentation. The effect on our Consolidated Condensed Balance Sheet as of December 31, 2007, was as follows (in millions) (only line items impacted are shown):

	December 31, 2007
	As Previously
	Reported	As Adjusted
Current derivative assets	$231	$731
Total current assets	4,531	5,031
Long-term derivative assets	222	290
Total assets	$18,482	$19,050

Current derivative liabilities	$(306)	$(806)
Total current liabilities	(3,604)	(4,104)
Long-term derivative liabilities	(510)	(578)
Total liabilities not subject to compromise	(14,343)	(14,911)
Total liabilities and stockholders’ deficit	$(18,482)	$(19,050)

SFAS No. 141(R) — In December 2007, FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, SFAS No. 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, with early adoption prohibited. We are currently assessing the impact this standard might have on our results of operations, cash flows and financial position.

SFAS No. 160 — In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, SFAS No. 160 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. We are currently assessing the impact this standard might have on our results of operations, cash flows and financial position.

SFAS No. 161 — In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires only additional disclosures regarding derivative and hedging activities and does not impact accounting entries, we do not expect this standard to have a material impact on our results of operations, cash flows or financial position.

FASB Staff Position No. FAS 133-1 and FIN 45-4 — In September 2008, FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures for credit derivatives and certain guarantees about the potential adverse effects of changes in credit risk, financial position, financial performance and cash flows of an entity selling credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption

Index

encouraged. While our risk policy permits us to enter into credit derivatives, we currently do not have any credit derivatives. Since FSP FAS 133-1 and FIN 45-4 requires only additional disclosures regarding credit derivatives and certain guarantees and does not impact accounting entries, we do not expect this standard to have a material impact on our results of operations, cash flows or financial position.

FASB Staff Position No. FAS 157-3 — As a result of the recent credit crisis, on October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active.” This FSP clarifies the application of SFAS No. 157 “Fair Value Measurements,” in a market that is not active. The FSP addresses how management should consider measuring fair value when relevant observable data does not exist. The FSP also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Adoption of this standard had no effect on our results of operations, cash flows or financial position. See Note 8 for a further discussion of our fair value measurements.

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

Plan of Reorganization — Our Plan of Reorganization became effective on January 31, 2008. The Plan of Reorganization provides for the treatment of claims against and interests in the U.S. Debtors. Pursuant to the Plan of Reorganization:

•	Allowed administrative claims as well as first and second lien debt claims have been or are being paid in full in cash and cash equivalents;
•	Priority tax claims have been or are being paid in full in cash and cash equivalents or with a distribution of the reorganized Calpine Corporation common stock;
•	Other allowed secured claims have been or are being reinstated, paid in full in cash or cash equivalents, or had the collateral securing such claims returned to the secured creditor;
•
Make whole claims arising in connection with the repayment of the CalGen Second Lien Debt pursuant to the settlement described below and the CalGen Third Lien Debt that are ultimately allowed can be paid using cash and cash equivalents generated from the sale of the allowed claim or with cash and cash equivalents on hand. To the extent that the common stock reserved on account for such make whole claims is insufficient in value to satisfy such claims in full, we must use other available cash to satisfy such claims unless otherwise approved by the U.S. Bankruptcy Court;

Index

•
Allowed unsecured claims have received or will receive a pro rata distribution of all reorganized Calpine Corporation common stock issued under the Plan of Reorganization (except shares reserved for issuance under the Calpine Equity Incentive Plans);

•	Allowed unsecured convenience claims (subject to certain exceptions, all unsecured claims $50,000 or less) have been or are being paid in full in cash or cash equivalents;
•
Holders of allowed interests in Calpine Corporation (primarily holders of Calpine Corporation common stock existing as of the Petition Date) received a pro rata share of warrants to purchase approximately 48.5 million shares of reorganized Calpine Corporation common stock, subject to certain terms including exercise by August 25, 2008; and

•	Holders of subordinated equity securities claims did not receive a distribution under the Plan of Reorganization and may only recover from applicable insurance proceeds.

Pursuant to the Plan of Reorganization, all shares of our common stock outstanding prior to the Effective Date were canceled, and the issuance of 485 million shares of reorganized Calpine Corporation common stock was authorized. Through the filing of this Report, approximately 427 million shares have been distributed to holders of allowed unsecured claims against the U.S. Debtors, approximately 10 million shares are being held pending resolution of certain inter-creditor matters and approximately 48 million shares remain in reserve for distribution to holders of disputed claims whose claims ultimately become allowed. We estimate that the number of shares reserved is sufficient to satisfy the U.S. Debtors’ obligations under the Plan of Reorganization even if all disputed unsecured claims ultimately become allowed. As disputed claims are resolved, the claimants receive distributions of shares from the reserve on the same basis as if such distributions had been made on or about the Effective Date. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. We are not required to issue additional shares above the 485 million shares authorized to settle unsecured claims, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. Accordingly, resolution of these claims could have a material effect on creditor recoveries under the Plan of Reorganization as the total number of shares of common stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan of Reorganization. Additionally, certain disputed claims, including prepayment premium and default interest claims asserted by the holders of CalGen Third Lien Debt, have not yet been finally adjudicated and may be required to be settled in cash and cash equivalents or reorganized Calpine Corporation common stock held in reserve pursuant to the Plan of Reorganization. To the extent that the common stock reserved on account for such make whole claims is insufficient in value to satisfy such claims in full, we must use other available cash to satisfy such claims unless otherwise approved by the U.S. Bankruptcy Court. No assurances can be given that settlements may not be materially higher or lower than confirmed in the Plan of Reorganization or than we originally estimated.

On September 22, 2008, the U.S. Bankruptcy Court approved our settlement with the holders of the CalGen Second Lien Debt settling their claims asserted in our Chapter 11 cases for, among other things, prepayment premiums and default interest for $64 million plus interest accruing from September 30, 2008. Pursuant to the settlement, unsecured claims to the holders of the CalGen Second Lien Debt were allowed, in the aggregate, $110 million to satisfy our settlement obligation. These unsecured claims were entitled to distributions of 5,358,300 shares of the reorganized Calpine Corporation common stock reserved under the Plan of Reorganization, leaving 48 million remaining shares in reserve for distribution to holders of allowed unsecured claims pursuant to the Plan of Reorganization.

Pursuant to the Plan of Reorganization, we were also authorized to issue up to 15 million shares under the Calpine Equity Incentive Plans, and, as of September 30, 2008, approximately 2 million shares of restricted stock, net of forfeitures, and options to purchase approximately 9 million shares of common stock, net of forfeitures, had been issued under the Calpine Equity Incentive Plans. In addition, pursuant to the Plan of Reorganization, in February 2008, we issued warrants to purchase approximately 48.5 million shares of common stock at $23.88 per share to holders of our previously outstanding common stock. From the Effective Date through August 25, 2008, 21,499 warrants were exercised; all remaining warrants expired unexercised in accordance with their terms on August 25, 2008. Proceeds received of approximately $1 million from the exercise of the warrants were recorded as additional paid-in capital.

Index

Our common stock is listed on the NYSE. Our common stock began “when issued” trading on the NYSE under the symbol “CPN-WI” on January 16, 2008, and began “regular way” trading on the NYSE under the symbol “CPN” on February 7, 2008. Our authorized equity consists of 1.5 billion shares comprising 1.4 billion shares of common stock, par value $.001 per share, and 100 million shares of preferred stock which preferred stock may be issued in one or more series, with such voting rights and other terms as our Board of Directors determines.

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

Interest Expense — In December 2007, we recorded interest expense for allowed claims under the Plan of Reorganization of $347 million related to post-petition interest on LSTC incurred from the Petition Date through December 31, 2007, and we recorded $148 million in additional post-petition interest from January 1, 2008, through the Effective Date. Prior to recording the post-petition interest on pre-petition LSTC, interest expense related to pre-petition LSTC was reported only to the extent that it was paid during the pendency of the Chapter 11 cases or was permitted by the Cash Collateral Order or other orders of the U.S. Bankruptcy Court. Contractual interest (at non-default rates) owed to unrelated parties on pre-petition LSTC not reflected on our Consolidated Condensed Financial Statements was $61 million for the three months ended September 30, 2007, and $181 million for the nine months ended September 30, 2007. Additionally, we made periodic cash adequate protection payments to the holders of Second Priority Debt on a quarterly basis during the year ended December 31, 2007, which were classified as interest expense on our Consolidated Condensed Statements of Operations during the three and nine months ended September 30, 2007.

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

Index

The table below lists the significant components of reorganization items for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Provision for expected allowed claims	$(1)	$(4,030)	$(55)	$(3,695)
Professional fees	4	44	80	139
Gains on asset sales, net of equipment impairments	(1)	(36)	(204)	(286)
Asset impairments	—	—	—	120
Gain on reconsolidation of Canadian Debtors and other foreign entities	(4)	—	(69)	—
DIP Facility and Exit Facilities financing and CalGen Secured Debt repayment costs	—	22	(4)	182
Interest (income) on accumulated cash	—	(16)	(7)	(39)
Other	—	76	(4)	213
Total reorganization items	$(2)	$(3,940)	$(263)	$(3,366)

Provision for Expected Allowed Claims — Represents the change in our estimate of the expected allowed claims. During the nine months ended September 30, 2008, our provision for expected allowed claims consisted primarily of a $62 million credit related to the settlement of claims with the Canadian Debtors. During the three and nine months ended September 30, 2007, our provision for expected allowed claims consisted primarily of a credit of $4.1 billion resulting from the Canadian Settlement Agreement.

Gains on Asset Sales, Net of Equipment Impairments — Represents gains on the sales of the Hillabee and Fremont development project assets for the nine months ended September 30, 2008. See Note 5 for further discussion of our sales of Hillabee and Fremont. The sales of these assets and utilization of the sales proceeds to repay the Bridge Facility were part of our Plan of Reorganization and are included in reorganization items even though the sales closed subsequent to the Effective Date. The amounts recorded for the nine months ended September 30, 2007, primarily represent the gains recorded on the sales of the assets of MEP Pleasant Hill, LLC (consisting primarily of the Aries Power Plant), Goldendale Energy Center and PSM.

Asset Impairments — Impairment charges for the nine months ended September 30, 2007, primarily relate to recording our interest in Acadia PP at fair value less costs to sell.

Other — Other reorganization items consist primarily of adjustments for foreign exchange rate changes on LSTC denominated in a foreign currency and governed by foreign law, employee severance and emergence incentive costs during the nine months ended September 30, 2008 and 2007.

Index

U.S. Debtors Condensed Combined Financial Statements for the Three and Nine Months Ended September 30, 2007

Basis of Presentation — The U.S. Debtors’ Condensed Combined Financial Statements exclude the financial statements of the Non-U.S. Debtor parties. Transactions and balances of receivables and payables between U.S. Debtors are eliminated in consolidation.

Condensed Combined Financial Statements of the U.S. Debtors are set forth below (in millions):

Condensed Combined Statements of Operations

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Total revenue	$2,178	$5,558
Total cost of revenue	1,931	5,397
Operating (income)	(62)	(51)
Income from operations	309	212
Interest expense	498	876
Other (income) expense, net	(138)	(136)
Reorganization items	(3,833)	(3,348)
Provision for income taxes	40	110
Net income	$3,742	$2,710

Condensed Combined Statement of Cash Flows

Nine Months
Ended
September 30, 2007
Net cash provided by (used in):
Operating activities	$(54)
Investing activities	472
Financing activities	273
Net increase in cash and cash equivalents	691
Cash and cash equivalents, beginning of period	883
Cash and cash equivalents, end of period	$1,574
Net cash paid for reorganization items included in operating activities	$88
Net cash received from reorganization items included in investing activities	$(577)
Net cash paid for reorganization items included in financing activities	$74

Index

3.  Property, Plant and Equipment, Net

As of September 30, 2008, and December 31, 2007, the components of property, plant and equipment are stated at cost less accumulated depreciation as follows (in millions):

	September 30,	December 31,
	2008	2007
Buildings, machinery and equipment	$13,303	$13,439
Geothermal properties	961	944
Other	253	259
	14,517	14,642
Less: Accumulated depreciation	(2,848)	(2,582)
	11,669	12,060
Land	73	77
Construction in progress	181	155
Property, plant and equipment, net	$11,923	$12,292

4.  Investments

The table below lists our investments accounted for under the equity method at September 30, 2008, and December 31, 2007 (in millions):

	Ownership
	Interest as of
	September 30,	September 30,	December 31,
	2008	2008	2007
Greenfield LP	50%	$77	$114
OMEC	100%	155	146
RockGen	100%	143	—
Auburndale	10%	9	—
Whitby	50%	(11)	—
Total investments		$373	$260

Greenfield LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., formed for the purpose of constructing and operating the Greenfield Energy Centre, a 1,005 MW natural gas-fired power plant in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. On May 31, 2007, Greenfield LP entered into a Can$648 million non-recourse project finance facility, that is structured as a construction loan that is expected to convert to an 18-year term loan soon after the power plant begins commercial operations, which occurred on October 17, 2008. Borrowings under the project finance facility are initially priced at Canadian LIBOR plus 1.2% or Canadian prime rate plus 0.2%. We contributed $6 million and nil during the three months ended September 30, 2008 and 2007, respectively, and $6 million and $68 million during the nine months ended September 30, 2008 and 2007, respectively, as an additional investment in Greenfield LP. During the three and nine months ended September 30, 2008, we received nil and $24 million in distributions from Greenfield LP, respectively. We received no distributions during the three and nine months ended September 30, 2007.

OMEC — OMEC, an indirect wholly owned subsidiary, is the owner of the Otay Mesa Energy Center, a 596 MW natural gas-fired power plant currently under construction in southern San Diego County, California. We deconsolidated OMEC during the second quarter of 2007 as described in Note 1. On May 3, 2007, OMEC entered into a $377 million non-recourse project finance facility to finance the construction of the Otay Mesa power plant. The project finance facility is structured as a construction loan, converting to a term loan upon commercial operation of the Otay Mesa power plant, and matures in April 2019. Borrowings under the project finance facility are initially priced at LIBOR plus 1.5%. We contributed nil during each of the three months ended September 30, 2008 and 2007, and $9 million and nil during the nine months ended September 30, 2008 and 2007, respectively, as an additional investment in OMEC.

Index

RockGen — RockGen, an indirect wholly owned subsidiary, is the owner of the RockGen Energy Center. We deconsolidated RockGen during the first quarter of 2008 as described in Note 1.

Auburndale — Auburndale, an indirect subsidiary, is the owner of the Auburndale Energy Center. We deconsolidated Auburndale and recorded an impairment loss on our investment in Auburndale as described in Note 1.

Whitby — Represents our 50% investment in Whitby held by our Canadian subsidiaries, which was reconsolidated on the Canadian Effective Date. Our credit balance represents our share of Whitby’s OCI, which is comprised of the fair value of derivative gas contracts.

Our loss from unconsolidated investments in power plants is included in other operating expense on our Consolidated Condensed Statements of Operations. Our loss from unconsolidated entities was $23 million and $9 million for the three months ended September 30, 2008 and 2007, respectively, and $10 million and $9 million for the nine months ended September 30, 2008 and 2007, respectively.

5.  Asset Sales

On February 14, 2008, we completed the sale of substantially all of the assets comprising the Hillabee development project, a partially completed 774 MW combined-cycle power plant located in Alexander City, Alabama, to CER Generation, LLC for approximately $156 million, plus the assumption of certain liabilities. We recorded a pre-tax gain of approximately $63 million in the first quarter of 2008.

On March 5, 2008, we completed the sale of substantially all of the assets comprising the Fremont development project, a partially completed 550 MW natural gas-fired power plant located in Fremont, Ohio, to First Energy Generation Corp. for approximately $254 million, plus the assumption of certain liabilities. We recorded a pre-tax gain of approximately $136 million in the first quarter of 2008.

The sales of the Hillabee and Fremont development projects did not meet the criteria for discontinued operations due to our continuing activity in the markets in which these power plants were located; therefore, the results of operations for all periods prior to sale are included in our continuing operations.

Assets Held for Sale — There were no assets held for sale at September 30, 2008. At December 31, 2007, our current assets held for sale consisted of construction in progress of the Fremont and Hillabee development projects totaling $195 million.

6.  Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income includes our net income, unrealized gains and losses from derivative instruments that qualify as cash flow hedges, our share

Index

of equity method investees’ OCI and the effects of foreign currency translation adjustments. We report AOCI on our Consolidated Condensed Balance Sheets. The table below details the components of our comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$136	$3,794	$119	$2,835
Other comprehensive income:
Gain (loss) on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income	745	(51)	173	(56)
Reclassification adjustment for cash flow hedges realized in net income	119	(12)	141	17
Foreign currency translation loss	(3)	(4)	(9)	(15)
Provision for income taxes	(97)	(4)	(101)	(13)
Total comprehensive income	$900	$3,723	$323	$2,768

7.  Debt

Our debt at September 30, 2008, and December 31, 2007, was as follows (in millions):

	September 30,	December 31,
	2008	2007
Exit Credit Facility	$5,935	$—
DIP Facility	—	3,970
Second Priority Debt	—	3,672
Construction/project financing	2,008	1,944
CCFC financing	777	780
Preferred interests	335	575
Notes payable and other borrowings	363	432
Capital lease obligations	277	283
Commodity Collateral Revolver	100	—
Total debt(1)	9,795	11,656
Less: Current maturities	662	1,710
Debt, net of current portion(1)	$9,133	$9,946
__________

(1)
Our debt balance at December 31, 2007, does not include $3.7 billion in debt that was classified as LSTC. These balances were settled upon our emergence from Chapter 11 on the Effective Date. See Note 2 of the Notes to Consolidated Condensed Financial Statements for a further discussion of our emergence from Chapter 11.

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

Index

On the Effective Date, we fully drew on our approximately $6.0 billion of senior secured term loans and the $300 million Bridge Facility and we drew approximately $150 million under the $1.0 billion senior secured revolving facility. The proceeds of the drawdowns, above the amounts that had been applied under the DIP Facility as described below, were used to repay a portion of the Second Priority Debt, fund distributions under the Plan of Reorganization to holders of other secured claims and to pay fees, costs, commissions and expenses in connection with the Exit Facilities and the implementation of our Plan of Reorganization. Term loan borrowings under the Exit Credit Facility bear interest at a floating rate of, at our option, LIBOR plus 2.875% per annum or base rate plus 1.875% per annum. Borrowings under the Exit Credit Facility term loan facility require quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, with the remaining unpaid amount due and payable at maturity on March 29, 2014.

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

The obligations under the Exit Credit Facility are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of the tangible and intangible assets of Calpine Corporation and the guarantors. The obligations under the Exit Credit Facility are also secured by a pledge of the equity interests of the direct subsidiaries of each guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements. The Exit Credit Facility contains covenant restrictions, including limiting our ability to, among other things:

•	Incur additional indebtedness and issue stock;
•	Make prepayments on or purchase indebtedness in whole or in part;
•	Pay dividends and other distributions with respect to our stock or repurchase our stock or make other restricted payments;
•	Use money borrowed under the Exit Credit Facility for non-guarantors (including foreign subsidiaries);
•	Make certain investments;
•	Create or incur liens to secure debt;
•	Consolidate or merge with another entity, or allow one of our subsidiaries to do so;
•	Lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;
•	Limit dividends or other distributions from certain subsidiaries up to Calpine Corporation;
•	Make capital expenditures beyond specified limits;
•	Engage in certain business activities; and
•	Acquire facilities or other businesses.

The Exit Credit Facility also requires compliance with financial covenants that include (i) a maximum ratio of total net debt to Consolidated EBITDA (as defined in the Exit Credit Facility), (ii) a minimum ratio of Consolidated EBITDA to cash interest expense and (iii) a maximum ratio of total senior net debt to Consolidated EBITDA.

As of September 30, 2008, under the Exit Credit Facility we had approximately $5.9 billion outstanding under the term loan facilities, no borrowings outstanding under the revolving credit facility and $273 million of letters of credit issued against the revolving credit facility. On October 2, 2008, we borrowed $725 million under our Exit Credit Facility revolving facility. The borrowing was made as a base rate loan which initially bore interest at the base rate (5% on date of borrowing) plus 1.875% per annum. Proceeds from the borrowing were invested in treasury money market funds.

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

Index

agreements. The DIP Facility bore interest at LIBOR plus 2.25% or base rate plus 1.25% and matured upon the Effective Date, when the loans and commitments under the DIP Facility were converted to loans and commitments under our Exit Facilities.

Other Financing Activities — On February 1, 2008, Blue Spruce, an indirect wholly owned subsidiary, entered into a $90 million senior term loan. Net proceeds from the senior term loan were used to refinance all outstanding indebtedness under the existing Blue Spruce term loan facility, to pay fees and expenses related to the transaction and for general corporate purposes. The senior term loan carries interest at LIBOR plus an initial base rate of 1.63%, which escalates to 2.50% over the life of the senior term loan and matures December 31, 2017. The senior term loan is secured by the assets of Blue Spruce. In connection with this refinancing, we recorded $7 million in loss on debt extinguishment, related to the write-off of deferred financing costs of $4 million and prepayment penalties of $3 million which are recorded in other (income) expense, net on our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2008.

During the first quarter of 2008, we entered into a letter of credit facility related to our subsidiary Calpine Development Holdings, Inc. under which up to $150 million is available for letters of credit. As of September 30, 2008, $138 million in letters of credit had been issued under this facility.

On June 10, 2008, Metcalf, an indirect wholly owned subsidiary, closed on a $265 million new term loan facility. The proceeds were used to repay Metcalf’s existing $100 million term loan facility and $155 million preferred interests. The new term loan facility, which matures on June 10, 2015, bears interest at Metcalf’s option at LIBOR plus 3.25% or base rate plus 2.25% and is secured by the assets of Metcalf and the sole member interest held by Metcalf’s parent, Metcalf Holdings, LLC. In connection with this refinancing, we recorded $6 million in loss on debt extinguishment, related to the write-off of deferred financing costs of $3 million and prepayment penalties of $3 million, which are recorded in other (income) expense, net on our Consolidated Condensed Statement of Operations for the nine months ended September 30, 2008.

On June 25, 2008, we entered into the Knock-in Facility, a 12-month, $200 million letter of credit facility. Our obligations under the Knock-in Facility are unsecured. Availability of letters of credit for issuance under the Knock-in Facility is up to a total maximum availability of $200 million contingent on natural gas futures contract prices exceeding certain thresholds, with initial availability for up to $50 million. As of September 30, 2008, $50 million in letters of credit had been issued under this facility.

On July 8, 2008, we entered into the Commodity Collateral Revolver, a two-year, $300 million secured revolving credit facility which shares the benefits of the collateral subject to the liens under the Exit Credit Facility ratably with the lenders under the Exit Credit Facility. At closing, we borrowed an initial advance of $100 million. Future advances under the Commodity Collateral Revolver are limited to the lesser of $300 million and the MTM Exposure (as defined in the Commodity Collateral Revolver) under certain reference transactions, less the advanced amount then outstanding. Amounts borrowed under the Commodity Collateral Revolver are to be used to collateralize obligations to counterparties under eligible commodity hedge agreements. The Commodity Collateral Revolver bears interest at LIBOR plus 2.875% per annum. Advances may be repaid prior to the maturity date, in whole or in part, provided that partial payment shall not reduce the aggregate outstanding advances to less than $100 million. Repayments made prior to the maturity date that do not permanently reduce the commitment amount are subject to a 5% premium (plus breakage costs, if any).

Both the Knock-in Facility and Commodity Collateral Revolver contain covenant restrictions and require compliance with financial covenants substantially equivalent to those under the Exit Credit Facility.

At September 30, 2008, we had a total of $559 million in letters of credit outstanding including $273 million under our Exit Credit Facility, $138 million under the letter of credit facility related to our subsidiary Calpine Development Holdings, Inc. and $50 million under the Knock-in Facility, each discussed above. In addition, we had $98 million in letters of credit outstanding under various project financing facilities. At December 31, 2007, we had a total of $348 million in letters of credit outstanding under our DIP Facility and other credit facilities.

Index

8.  Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 is to be applied prospectively as of the beginning of the year of adoption, except for limited retrospective application to selected items including financial instruments that were measured at fair value using the transaction price in accordance with the requirements of EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Day one gains and losses previously deferred under EITF Issue No. 02-3 should be recorded as a cumulative effect adjustment to opening retained earnings at the date of adoption. As of January 1, 2008, we recorded a non-cash reduction to retained earnings of approximately $22 million relating to the unamortized deferred loss on a derivative instrument. The determination of the fair value incorporates various factors required under SFAS No. 157. These factors include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and first priority liens).

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

Level 2 — Pricing inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — Pricing inputs include significant inputs that are generally less observable or from unobservable sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

We utilize market data (such as pricing services and broker quotes) and assumptions that we believe market participants would use in pricing our assets or liabilities including assumptions about risks and the risks inherent to the inputs in the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The market data obtained is evaluated to determine the nature of the quotes obtained and, where accepted as a reliable quote, used to validate our assessment of fair value; however, other qualitative assessments are used to determine the level of activity in any given market. We primarily apply the market approach and income approach for recurring fair value measurements and utilize what we believe to be the best available information. We utilize valuation techniques that seek to maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs.

The primary factors affecting the fair value of our commodity derivatives at any point in time are the volume of open derivative positions (MMBtu and MWh), changing commodity market prices, principally for power and natural gas, the credit standing of our counterparties and our own credit rating. Prices for electricity and natural gas are volatile, which can result in material changes in the fair value measurements reported in our Consolidated Condensed Financial Statements in the future.

Derivatives — We enter into a variety of derivative instruments to include both exchange traded and OTC power and gas forwards, options and interest rate swaps.

Our level 1 fair value derivative instruments primarily consist of natural gas futures traded on the NYMEX.

Index

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

We assess non-performance risk by adjusting the fair value of our derivatives based on the credit standing of the counterparties involved and the impact of credit enhancements, if any. Such valuation adjustments represent the amount of probable loss due to default either by us or a third party. Our credit valuation methodology is based on a quantitative approach which allocates a credit adjustment to the fair value of derivative transactions based on the net exposure of each counterparty. We develop our credit reserve based on our expectation of the market participants’ perspective of potential credit exposure. Our calculation of the credit reserve on net asset positions is based on available market information including credit ratings, historical default information and credit default swap rates. We also incorporate non-performance risk in net liability positions based on an assessment of our potential risk of default. The net credit reserve as of September 30, 2008, was $3 million.

Index

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring Fair Value Measures at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Commodity instruments	$773	$197	$1,822	$2,792
Interest rate swaps	—	27	—	27
Total derivative assets	773	224	1,822	2,819
Cash equivalents(1)	1,074	—	—	1,074
Margin deposits(2)	410	—	—	410
Total	$2,257	$224	$1,822	$4,303

Liabilities:
Commodity instruments	$(984)	$(200)	$(1,568)	$(2,752)
Interest rate swaps	—	(159)	—	(159)
Total derivative liabilities	(984)	(359)	(1,568)	(2,911)
Margin deposits held by us posted by our counterparties(2)	(184)	—	—	(184)
Total	$(1,168)	$(359)	$(1,568)	$(3,095)
__________

(1)
Amounts represent cash equivalents invested in money market accounts and are included in cash and cash equivalents and restricted cash on our Consolidated Condensed Balance Sheet. As of September 30, 2008, we had cash equivalents of $701 million included in cash and cash equivalents and $373 million included in restricted cash.

(2)	Margin deposits and margin deposits held by us posted by our counterparties represent cash collateral paid between us and our counterparties to support our derivative contracts.

Gains or losses associated with level 3 balances may not necessarily reflect trends occurring in the underlying business. Further, unrealized gains and losses for the period from level 3 items are often offset by unrealized gains and losses on positions classified in levels 1 or 2, as well as positions that have been realized during the quarter. Certain of our level 3 balances qualify for cash flow hedge accounting for which any unrealized gains and losses are recorded in OCI. Gains and losses for level 3 balances that do not qualify for hedge accounting are recorded in earnings.

Index

The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Balance, beginning of period(1)	$(649)	$(23)
Realized and unrealized gains (losses):
Included in net income(2)	204	152
Included in OCI	719	280
Purchases, issuances and settlements, net	(15)	(147)
Transfers in and/or out of level 3(3)	(5)	(8)
Balance, end of period	$254	$254

Change in unrealized gains relating to instruments still held as of September 30, 2008(2)	$204	$152
__________

(1)	Our portfolio of derivative assets and liabilities as of December 31, 2007, is adjusted for the day one loss of $(22) million recognized upon adoption of SFAS No. 157 on January 1, 2008.

(2)
Includes $86 million and $45 million recorded in operating revenues (for electricity contracts) and $118 million and $107 million recorded in fuel and purchased energy expense (for gas contracts) for the three and nine months ended September 30, 2008, respectively, as shown on our Consolidated Condensed Statements of Operations.

(3)	We transfer amounts among levels of the fair value hierarchy as of the end of each period.

9.  Derivative Instruments

The table below reflects the amounts that are recorded as derivative assets and liabilities on our Consolidated Condensed Balance Sheets at September 30, 2008, and December 31, 2007, for our derivative instruments (in millions):

	September 30, 2008
			Total
	Interest Rate	Commodity	Derivative
	Swaps	Instruments	Instruments
Current derivative assets	$10	$2,340	$2,350
Long-term derivative assets	17	452	469
Total derivative assets	$27	$2,792	$2,819
Current derivative liabilities	$85	$2,348	$2,433
Long-term derivative liabilities	74	404	478
Total derivative liabilities	$159	$2,752	$2,911
Net derivative assets (liabilities)	$(132)	$40	$(92)

	December 31, 2007
			Total
	Interest Rate	Commodity	Derivative
	Swaps	Instruments	Instruments
Current derivative assets	$—	$731	$731
Long-term derivative assets	—	290	290
Total derivative assets	$—	$1,021	$1,021
Current derivative liabilities	$53	$753	$806
Long-term derivative liabilities	116	462	578
Total derivative liabilities	$169	$1,215	$1,384
Net derivative liabilities	$(169)	$(194)	$(363)

Index

Collateral — We use margin deposits, prepayments and letters of credit as credit support with and from our counterparties for commodity procurement and risk management activities. In addition, we have granted additional liens on the assets currently subject to liens under the Exit Credit Facility to collateralize our obligations under certain of our power and gas agreements that qualify as “eligible commodity hedge agreements” under the Exit Credit Facility and certain of our interest rate swap agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements will share the benefits of the collateral subject to such liens ratably with the lenders under the Exit Credit Facility. Such first priority liens had also been permitted under the DIP Facility prior to the conversion of the loans and commitments under the DIP Facility to our exit financing under the Exit Credit Facility.

The table below summarizes the balances outstanding under margin deposits, gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of September 30, 2008 (in millions):

September 30, 2008
Margin deposits	$410
Gas and power prepayments	70
Total margin deposits and gas and power prepayments with our counterparties(1)	$480

Letters of credit issued	$458
First priority liens under interest rate swap agreements	123
Total letters of credit and first priority liens with our counterparties	$581

Margin deposits held by us posted by our counterparties(2)	$184
Letters of credit posted with us by our counterparties	1
Total margin deposits and letters of credit posted with us by our counterparties	$185
__________

(1)	$460 million included in margin deposits and other prepaid expense and $20 million included in other assets on our Consolidated Condensed Balance Sheet.

(2)	Included in other current liabilities on our Consolidated Condensed Balance Sheet.

Future collateral requirements for cash, first priority liens and letters of credit may increase based on the extent of our involvement in hedging and optimization contracts and movements in commodity prices and also based on our credit ratings and general perception of creditworthiness in our market.

We did not elect to adopt the netting provisions allowed under FSP FIN 39-1, which allows an entity to offset the fair value amounts recognized for cash collateral paid or cash collateral received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Of our total margin deposits posted with our counterparties of $410 million and total margin deposits posted as collateral by our counterparties with us of $184 million in the table above, $361 million and $183 million, respectively, were subject to master netting agreements as of September 30, 2008.

Hedge ineffectiveness is included in unrealized mark-to-market gains and losses. Gains due to ineffectiveness on commodity hedging instruments were $1 million and nil for the three months ended September 30, 2008 and 2007, respectively, and $6 million and $1 million for the nine months ended September 30, 2008 and 2007, respectively.

Where we have derivatives designated as cash flow or fair value hedges, we present the cash flows from these derivatives in the same category as the item being hedged on our Consolidated Condensed Statements of Cash Flows. The realized components of interest rate swaps and the cash flows for our derivatives not designated as hedges are classified in

Index

operating activities on our Consolidated Condensed Statements of Cash Flows. Derivatives related to Deer Park Energy Center Limited Partnership, which contain other than an insignificant financing element, are classified within financing activities on our Consolidated Condensed Statements of Cash Flows.

10.  Earnings per Share

Pursuant to the Plan of Reorganization, all shares of our common stock outstanding prior to the Effective Date were canceled and the issuance of 485 million new shares of reorganized Calpine Corporation common stock was authorized to resolve allowed unsecured claims. In addition, approximately 2 million restricted shares of reorganized Calpine Corporation common stock were issued pursuant to the Calpine Equity Incentive Plans, net of forfeitures. A portion of the 485 million authorized shares was immediately distributed, and the remainder was reserved for distribution to holders of certain disputed claims that, although unresolved as of the Effective Date, later become allowed. To the extent that any of the reserved shares remain undistributed upon resolution of the disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. Therefore, pursuant to the Plan of Reorganization, all 485 million shares ultimately will be distributed. Accordingly, although the reserved shares are not yet issued and outstanding, all conditions of distribution had been met for these reserved shares as of the Effective Date, and such shares are considered issued and are included in our calculation of weighted average shares outstanding.

Reconciliations of the amounts used in the basic and diluted earnings per common share computations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(shares in thousands)
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	485,073	479,312	485,027	479,208
Restricted stock awards	668	—	561	—
Employee stock options	—	305	—	335
Weighted average shares outstanding (diluted)	485,741	479,617	485,588	479,543

Potentially dilutive securities excluded from our calculation of diluted earnings per share for the three and nine months ended September 30, 2008, primarily consist of anti-dilutive shares from weighted average employee stock options of approximately 9 million and 5 million for the three and nine months ended September 30, 2008, respectively, and common stock warrants of approximately 30 million and 41 million for the three and nine months ended September 30, 2008, respectively. See Note 11 for a discussion of our stock-based compensation and Note 2 for a discussion of our common stock warrants.

Although earnings per share information for the three and nine months ended September 30, 2007, is presented, it is not comparable to the information presented for the three and nine months ended September 30, 2008, due to the changes in our capital structure on the Effective Date, which also included termination of all outstanding convertible securities.

11.  Stock-Based Compensation

Calpine Equity Incentive Plans — The Calpine Equity Incentive Plans were approved as part of our Plan of Reorganization. These plans are administered by the Compensation Committee of our Board of Directors and provide for the issuance of equity awards to all employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other stock-based awards. Under the MEIP and DEIP there are 14,833,000 shares and 167,000 shares, respectively, of reorganized Calpine Corporation common stock authorized for issuance to participants. We granted a total of 2,733,352 shares of restricted common stock and 9,031,300 employee stock options under the MEIP and the DEIP during the nine months ended September 30, 2008.

The equity awards granted under the Calpine Equity Incentive Plans vest over periods between one and five years, contain contractual terms of seven and ten years and are subject to forfeiture provisions under certain circumstances including

Index

termination of employment prior to vesting. In addition, employment inducement options to purchase a total of 4,636,734 shares were granted outside of the Calpine Equity Incentive Plans in connection with our hiring of a new Chief Executive Officer and a new Chief Legal Officer in August 2008, and a new Chief Commercial Officer in September 2008. Each of the employment inducement options vests over a period of five years, contains a contractual term of seven years and is subject to forfeiture under certain circumstances including termination of employment prior to vesting. Common stock for future stock option exercises will be issued from the MEIP share reserves or shares reserved for the employment inducement options issued outside of the MEIP.

Stock-based compensation expense (income) recognized was $17 million and nil for the three months ended September 30, 2008 and 2007, respectively, and $36 million and $(1) million for the nine months ended September 30, 2008 and 2007, respectively. We did not record any tax benefits related to stock-based compensation expense in any period as we are not benefiting a significant portion of our deferred tax assets including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the three and nine months ended September 30, 2008 and 2007. At September 30, 2008, there was $82 million of unrecognized compensation cost related to equity awards which is expected to be recognized over a weighted-average period of 2.3 years for options, 1.2 years for restricted shares and 0.4 years for restricted stock units.

A summary of all of our non-qualified stock option activity under the MEIP and DEIP and option issuances for employment inducements to hire new executives for the nine months ended September 30, 2008, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in millions)
Outstanding – December 31, 2007	—	$—
Granted	13,668,034	$19.69
Exercised	—	$—
Forfeited	893,100	$17.34
Expired	—	$—
Outstanding – September 30, 2008	12,774,934	$19.86	7.7	$—
Exercisable – September 30, 2008	399,200	$17.43	7.8	$—
Vested and expected to vest – September 30, 2008	12,581,501	$19.89	7.7	$—

The fair value of options (including employment inducement options) granted during the nine months ended September 30, 2008, was determined on the grant date using the Black-Scholes pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table. No options were granted during the nine months ended September 30, 2007.

September 30, 2008
Expected term (in years)(1)	5.0 – 6.1
Risk-free interest rate(2)	2.7 – 3.3%
Expected volatility(3)	35.9 – 48.2%
Dividend yield	—
Weighted average grant-date fair value (per option)	$6.48
__________

(1)	Expected term calculated using the simplified method.

(2)	Zero Coupon U.S. Treasury rate based on expected term.

(3)	Volatility calculated using the weighted average implied volatility of our industry peers’ exchange traded stock options.

Index

No restricted stock or restricted stock units have been granted other than under our MEIP and DEIP. A summary of our restricted stock and restricted stock unit activity for the MEIP and DEIP for the nine months ended September 30, 2008, is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Awards	Fair Value
Nonvested – December 31, 2007	—	$—
Granted	2,733,352	$16.71
Forfeited	795,229	$16.57
Vested	178,500	$16.90
Nonvested – September 30, 2008	1,759,623	$16.75

On March 25, 2008, we amended the employment agreement with our former Chief Executive Officer, Mr. Robert P. May. Under the terms of the amendment, Mr. May agreed to forfeit his right to 348,700 non-qualified stock options with an exercise price of $16.90 granted on January 31, 2008, as well as 474,600 shares of restricted stock granted on February 6, 2008, both of which were to vest ratably over periods of approximately 1.5 years and 3 years. In exchange for canceling these non-qualified stock options and restricted stock, on March 25, 2008, we granted Mr. May 325,500 non-qualified stock options with an exercise price of $17.53 (which equaled the closing price of our common stock on the date of grant) and modified the vesting terms on 73,000 shares of restricted stock. The awards granted and modified on March 25, 2008, vest in their entirety on December 31, 2008. We deemed that Mr. May’s vesting condition under his original grant was not probable of achievement on the modification date and, thus, the original grant date fair value is no longer used to measure compensation cost. The modification date fair value of the new awards is used to measure compensation cost which is being expensed over the modified vesting term.

On August 10, 2008, in conjunction with his previously announced plans, Mr. May resigned as Chief Executive Officer and as a member of our Board of Directors. In accordance with the terms of his employment agreement, all non-qualified stock options and shares of restricted stock previously issued to Mr. May vested.

On August 12, 2008, Mr. Gregory L. Doody, our former Executive Vice President, General Counsel and Secretary, also left the Company. In accordance with the terms of his employment agreement, 64,100 non-qualified stock options with an exercise price of $16.90 as well as 100,600 shares of restricted stock previously issued to Mr. Doody vested.

As a result of the vesting of Mr. May’s and Mr. Doody’s restricted stock and non-qualified stock options, we recognized an additional $4 million in stock-based compensation expense during the three months ended September 30, 2008.

12.  Commitments and Contingencies

Litigation

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. During the pendency of our Chapter 11 cases through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Canadian Court, all actions to enforce or

Index

otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Calpine Debtors generally were stayed. See Notes 1 and 2 for information regarding our Chapter 11 cases and CCAA proceedings. Following the Effective Date, pending actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, as well as pending litigation against the U.S. Debtors related to such liabilities generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction. In particular, certain pending actions against us are anticipated to proceed as described below. In addition to the Chapter 11 cases and CCAA proceedings (in connection with which certain of the matters described below arose), and the other matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

Pre-Petition Litigation

Hawaii Structural Ironworkers Pension Fund v. Calpine, et al.  This case was filed in San Diego County Superior Court on March 11, 2003, and later transferred, on a defense motion, to Santa Clara County Superior Court. Defendants in this case are Calpine Corporation, Peter Cartwright, Ann B. Curtis, John Wilson, Kenneth Derr, George Stathakis, Credit Suisse First Boston LLC, Banc of America Securities LLC, Deutsche Bank Securities, Inc. and Goldman Sachs & Co. The Hawaii Structural Ironworkers Pension Trust Fund alleges that the prospectus and registration statement for an April 2002 offering of Calpine Corporation securities contained false or misleading statements regarding: Calpine Corporation’s actual financial results for 2000 and 2001; Calpine Corporation’s projected financial results for 2002; Mr. Cartwright’s alleged agreement not to sell or purchase shares within 90 days of the April 2002 offering; and Calpine Corporation’s alleged involvement in “wash trades.” The action in the Santa Clara County Superior Court was stayed against Calpine Corporation as a result of Calpine Corporation’s Chapter 11 filing.

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

On July 1, 2008, a second amended complaint was filed against the same defendants. The second amended complaint repeated the allegations from the first amended complaint and added allegations that the above-described prospectus and registration statement included false or misleading statements related, among other things, to Calpine Corporation’s cash balances and cash flow, construction projects and asset sales. The parties are attempting to complete all remaining fact discovery by November 15, 2008. No trial date has been set in this action. We consider this lawsuit to be without merit and intend to continue to defend vigorously against the allegations.

In re Calpine Corp. ERISA Litig.  Two nearly identical class action complaints alleging claims under ERISA (Phelps v. Calpine Corporation, et al. and Lenette Poor-Herena v. Calpine Corporation et al.) were consolidated under the caption In re Calpine Corp. ERISA Litig., Master File No. C 03-1685 SBA, in the Northern District Court. Plaintiff Poor-Herena subsequently dropped her claim. The consolidated complaint, which names as defendants Calpine Corporation, the members of Calpine Corporation’s Board of Directors, the 401(k) Plan’s Advisory Committee and its members, signatories of the 401(k) Plan’s Annual Return/Report of Employee Benefit Plan Forms 5500 for 2001 and 2002, an employee of a consulting firm hired by the 401(k) Plan, and unidentified fiduciary defendants, alleged claims under ERISA on behalf of the participants in the 401(k) Plan from January 5, 2001, to the present who invested in the Calpine unitized stock fund. The consolidated complaint alleged that defendants breached their fiduciary duties under ERISA by permitting participants to buy

Index

and hold interests in the Calpine unitized stock fund. All claims were dismissed with prejudice by the Northern District Court. The plaintiff appealed the dismissal to the Ninth Circuit Court of Appeals. As a result of the Chapter 11 filings, the appeal was automatically stayed with respect to Calpine Corporation. In addition, Calpine Corporation filed a motion with the U.S. Bankruptcy Court to extend the automatic stay to the individual defendants. Plaintiff opposed the motion and a hearing was scheduled for June 5, 2006; however, prior to the hearing, the parties stipulated to allow the appeal to the Ninth Circuit Court of Appeals to proceed. If the Northern District Court ruling is reversed, the plaintiff may then seek leave from the U.S. Bankruptcy Court to proceed with the action. Plaintiff’s opening brief was filed with the Ninth Circuit Court of Appeals on November 6, 2006. Further briefing on the appeal was then stayed pending completion of the parties’ participation in the Ninth Circuit Court of Appeal’s alternative dispute resolution program. On March 21, 2007, the parties reached an agreement in principle to settle the claims of plaintiff and the purported class in return for a payment of approximately $4 million by Calpine’s fiduciary insurance carrier, the net proceeds of which will ultimately be deposited into individual plan members’ accounts. The parties finalized the settlement agreement on March 7, 2008. Pursuant to the terms of the settlement, the Ninth Circuit Court of Appeals dismissed plaintiff’s appeal without prejudice and remanded the case to the Northern District Court by order dated April 8, 2008. The Northern District Court granted preliminary approval on July 17, 2008, and gave final approval to the settlement at a fairness hearing on October 21, 2008. There were no objections to the settlement. Class members have 30 days after entry of judgment to appeal, after which the settlement becomes final.

Panda Energy International, Inc., et al. v. Calpine Corporation, et al.  On November 5, 2003, Panda filed suit in the U.S. District Court, Northern District of Texas against Calpine Corporation and certain of its affiliates alleging, among other things, that defendants breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, the development rights of which we had acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits of the Oneta Energy Center and that the defendant’s actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine Corporation on December 1, 2003, under a promissory note. Calpine Corporation filed a counterclaim against Panda and related parties based on a guaranty and loan agreement. Trial was set for May 22, 2006, but did not proceed due to the automatic stay. Calpine Corporation filed a motion on October 3, 2007, to lift the automatic stay to pursue its counterclaim. On November 14, 2007, the U.S. Bankruptcy Court granted the motion, lifting the automatic stay. On January 30, 2008, the U.S. District Court issued an order that re-instated the case on the court’s docket. Thereafter, Panda amended its pleadings in the U.S. District Court to allege certain causes of action against Calpine Corporation relating to the contingent net profit interest which it has alleged are post-petition and not subject to the discharge injunction. In February 2008, the Panda entities filed proofs of claim with the U.S. Bankruptcy Court asserting an unsecured claim in the amount of approximately $200 million as rejection damages under the development rights and other agreements. Calpine Corporation objected to the claims in the U.S. Bankruptcy Court. The U.S. Bankruptcy Court held a hearing on Calpine Corporation’s claim objection on July 31, 2008. On August 4, 2008, the U.S. Bankruptcy Court issued an order disallowing all proofs of claim filed by Panda against the estate. Panda filed an appeal of the ruling of the U.S. Bankruptcy Court. Mediation was conducted on August 5, 2008, initially without success. However, settlement was ultimately reached for the allowance to Panda of a general unsecured claim in the amount of $15 million, in exchange for a release of all Calpine entities from any and all claims, pre and post-petition alleged by the Panda entities. The settlement was a global settlement which resolved all claims, including Calpine Corporation’s claim for collection of the Panda note receivable. We recorded approximately $13 million for the write-off of the Panda note receivable during the three months ended September 30, 2008, which is included in other (income) expense, net on our Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2008. The settlement agreement became effective on October 2, 2008, when Calpine distributed 732,809 shares of Calpine Corporation common stock to Panda.

Pit River Tribe, et al. v. Bureau of Land Management, et al.  On June 17, 2002, Pit River filed suit in the U.S. District Court for the Eastern District of California seeking to enjoin further exploration, construction and development of the Calpine Fourmile Hill Project at Glass Mountain. It challenges the validity of the decisions of the BLM and the Forest Service to permit the development of the project under leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief were sought. Our answer was submitted on August 20, 2002. Cross-motions for summary judgment on all claims in the lawsuit were submitted in May and June 2003. The court held oral argument on the motions on September 10, 2003, and took the motions under advisement. Defendants’ motions for summary judgment were granted on February 13, 2004, and the lawsuit was dismissed. Plaintiff filed an appeal to the Ninth Circuit Court of Appeals

Index

on April 15, 2004. Briefing on the appeal was completed on December 6, 2004. Following our Chapter 11 filing, we and Pit River filed a stipulation with the U.S. Bankruptcy Court to lift the automatic stay to allow the appeal to proceed with oral arguments, which were held on February 14, 2006. On November 5, 2006, the Ninth Circuit Court of Appeals issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act, and other procedural requirements, when granting the lease extensions and, therefore, held that the lease extensions were invalid. On February 20, 2007, the federal appellees filed a Petition for Panel Rehearing of the November 5, 2006, order. We filed our Petition for Rehearing and Suggestion for Rehearing En Banc on February 21, 2007. On April 18, 2007, the Ninth Circuit Court of Appeals issued an order denying both the federal appellees and our Petitions for Rehearing. The remedy phase of the Ninth Circuit Court of Appeals’ opinion had been stayed until Calpine Corporation’s emergence from Chapter 11. Upon emergence from Chapter 11, we contacted the U.S. Department of Justice regarding possible remedies which could be argued to the District Court and prepared to file motions regarding how to implement the Ninth Circuit Court of Appeals mandate. On August 4, 2008, the U.S. Department of Justice filed a Request to Reopen Case and Proposed Order to Implement Appellate Mandate. The proposed order would remand the procedural defects identified by the Ninth Circuit Court of Appeals to the BLM to cure those defects and render a new decision whether or not to allow geothermal development at Glass Mountain, and if so, whether to extend Calpine Corporation’s mineral leases. The plaintiffs assert that the two underlying leases have expired and curative action should not be allowed by the Court. The U.S. District Court for the Eastern District of California adopted the U.S. Department of Justice’s proposed briefing schedule and assigned a hearing date of November 5, 2008, for arguments on the proposed order. The parties completed written briefing on October 17, 2008. The oral argument scheduled for November 5, 2008, was canceled. Accordingly, we expect a decision before year end.

In May 2004, Pit River and other interested parties filed two separate suits in the U.S. District Court for the Eastern District of California seeking to enjoin exploration, construction, and development of the Telephone Flat leases and proposed Project at Glass Mountain. These two related cases had been stayed until emergence. Similar to above, we are now in communication with the U.S. Department of Justice regarding these two cases; but, the cases remain mostly inactive pending the outcome of the litigation in the above described Pit Tribe case.

Post-Petition Litigation

Chapter 11 Related Litigation

Appeal of Confirmation Order.  The Confirmation Order was entered by the U.S. Bankruptcy Court on December 19, 2007. Two motions to reconsider the Confirmation Order were filed by holders of shares of our common stock that were canceled on the Effective Date: the first was filed on December 28, 2007, by Elias A. Felluss and the second on December 31, 2007, by Compania Internacional Financiera, S.A., Coudree Global Equities Fund, Standard Bank of London and Leonardo Capital Fund SPC. On January 15, 2008, the U.S. Bankruptcy Court entered an order denying both of the motions to reconsider. On January 18, 2008, the shareholders who had filed the December 31, 2007, motion filed a notice of appeal to the SDNY Court and moved the U.S. Bankruptcy Court for a stay of the Confirmation Order pending appeal. Various additional shareholders subsequently filed joinders to the stay motion in the U.S. Bankruptcy Court. On January 24, 2008, the U.S. Bankruptcy Court entered an order denying the stay motion. The shareholders who filed the December 31, 2007, motion filed an emergency motion with the SDNY Court on January 25, 2008, seeking to expedite their appeal and stay the Confirmation Order pending appeal; their emergency motion was denied by the SDNY Court on February 1, 2008. In the meantime, on January 28, 2008, additional shareholders filed notices of appeal to the SDNY Court. On January 31, 2008, the Plan of Reorganization became effective and we emerged from Chapter 11. Despite the effectiveness of the Plan of Reorganization, all of the appeals remained pending in the SDNY Court. On February 25, March 10, and March 14, 2008, the shareholder appellants filed their respective opening briefs. We filed a response on March 28, 2008, seeking to dismiss the appeals on grounds that (i) the appeals were equitably moot, (ii) the appellants had not made the threshold showing required to reverse the U.S. Bankruptcy Court; and (iii) the appeals all lack merit. The appellants filed their reply briefs on April 7, 2008. On June 6, 2008, the SDNY Court entered an order denying the appeals, finding that all of the appeals were equitably moot. One of the shareholders (Mr. Felluss) filed a motion for reconsideration, which was denied on June 24, 2008. On July 3, 2008, Mr. Felluss filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit Court of Appeals.

Index

Then, on August 8, 2008, Mr. Felluss filed a motion with the Second Circuit seeking to stay the expiration of the warrants, which the Second Circuit denied on August 27, 2008. The parties are in the process of briefing the merits of Mr. Felluss’ appeal. Mr. Felluss filed his opening brief on September 5, 2008, and we filed a response brief on October 6, 2008. Mr. Felluss’ reply has not yet been filed. The Second Circuit has scheduled oral argument for the week of November 17, 2008.

Rosetta Avoidance Action.  On June 29, 2007, Calpine Corporation filed a petition in the U.S. Bankruptcy Court against Rosetta for avoidance and recovery of a fraudulent transfer. In July 2005, Calpine Corporation had sold substantially all its remaining domestic oil and gas assets for $1.1 billion to a group led by Calpine Corporation insiders who constituted the management team of Rosetta, which prior to the sale, was a subsidiary of Calpine Corporation. The petition alleged that Rosetta’s purchase of the domestic oil and natural gas assets prior to Calpine Corporation’s Chapter 11 filing was for less than reasonably equivalent value. The petition sought monetary damages for the value Rosetta did not pay Calpine Corporation for the assets it acquired, or, in the alternative, the return of the domestic oil and natural gas assets from Rosetta. On November 5, 2007, Rosetta filed its answer and six counterclaims, principally based on state contract and tort law. After substantial pre-trial document and deposition discovery and motion practice, on August 27, 2008, the U.S. Bankruptcy Court ordered the parties to participate in expedited mediation. On October 22, 2008, Calpine Corporation reached a settlement with Rosetta of all outstanding claims pursuant to which Rosetta will pay Calpine Corporation $97 million, Calpine Corporation will complete the transfer of certain other assets, the parties will extend an existing gas purchase agreement for an additional 10 years and the parties will execute mutual releases. Our settlement with Rosetta, less other assets of $39 million to be transferred to Rosetta, is expected to result in a net settlement gain of approximately $58 million which we expect to record as reorganization items on our Consolidated Condensed Statement of Operations. This settlement is subject to U.S. Bankruptcy Court approval. A motion for approval of the settlement was filed on October 23, 2008 and the hearing is set for November 13, 2008.

Non-Chapter 11 Related Litigation

Leone v. Calpine Corporation, et al.  On May 22 and 29, 2008, respectively, two putative class action complaints (Joseph Leone v. Calpine Corporation, et al. and Alan Laties v. Calpine Corporation, et al.) were filed in state district court in Harris County, Texas against Calpine Corporation and its current directors, alleging that they either had breached, or would breach, their fiduciary duties in connection with Calpine Corporation’s review of NRG’s proposal for a stock-for-stock merger on May 14, 2008. Both lawsuits named the same persons as defendants with the exception of Kenneth Derr, who was named only in the first-filed Leone action. In general, the lawsuits sought to enjoin the defendants from accepting the NRG proposal, a declaration that the defendants had breached their fiduciary duties in connection with the NRG proposal, rescission of a transaction based on the terms of the NRG proposal, a court order requiring the defendants to comply with their fiduciary duties, damages, attorneys’ fees, expenses, and court costs. On June 4, 2008, the two lawsuits were consolidated into a single action. On August 27, 2008, the parties filed a Stipulation and Agreed Motion to dismiss without prejudice. We are awaiting the court’s final order of dismissal.

Other Post-Petition Matters

Texas City and Clear Lake Environmental Matters. As part of an internal review of our Texas City and Clear Lake Cogeneration power plants, we determined that our Acid Rain Program exemption under 40 CFR 72.6(b)(5) had ceased to apply and we were in violation of the requirements of the Acid Rain Program found in 40 CFR Parts 72-78. We were originally exempt from these provisions based upon each plant being a qualifying cogeneration facility in operation before November 1990 with qualifying Power Purchase Agreements; however, the exemptions ceased to apply in 2002 for Texas City and 1999 for Clear Lake. To remedy the violation, we are required to report our SO2 emissions to the EPA and purchase allowances and remit an excess emission fee for each ton over the allowance emitted since expiration of the exemption. We recorded estimated fees of $300,000 for Texas City and Clear Lake Cogeneration power plants. We self-reported these violations to the Texas Commission on Environmental Quality and the EPA and we are working with these agencies to resolve these matters in a timely manner. Although these agencies have the authority and discretion to issue substantial fines that could be material, we do not believe that the penalties, if any, resulting from these matters will have a material adverse effect on our business, financial condition or results of operations based upon our analysis of the facts and circumstances and consideration of recent cases addressed by the agencies involved.

Index

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

13.  Segment Information

We are a wholesale power generation company and are primarily engaged in the ownership and operation of power generation facilities in North America. We assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Accordingly, our reportable segments are West (including geothermal), Texas, Southeast, North and Other. Our Other segment includes fuel management, our turbine maintenance group, certain hedging and other corporate activities.

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

Index

Financial data for our segments were as follows (in millions):

	Three Months Ended September 30, 2008
						Consolidation
						And
	West	Texas	Southeast	North	Other	Elimination	Total
Revenues from external customers	$1,202	$1,354	$374	$208	$52	$—	$3,190
Intersegment revenues	11	89	74	2	4	(180)	—
Total revenue	$1,213	$1,443	$448	$210	$56	$(180)	$3,190
Commodity Margin	$345	$272	$106	$96	$23	$—	$842
Add: Mark-to-market commodity activity, net and other revenue(1)	7	52	1	1	(32)	(3)	26
Less:
Plant operating expense	94	53	29	21	3	(2)	198
Depreciation and amortization expense	48	31	17	15	1	(2)	110
Other cost of revenue	14	—	4	7	1	—	26
Gross profit (loss)	196	240	57	54	(14)	1	534
Other operating expense							262
Income from operations							272
Interest expense, net of interest income							201
Other (income) expense, net							17
Income before reorganization items and income taxes							54
Reorganization items							(2)
Income before income taxes							$56

	Three Months Ended September 30, 2007
						Consolidation
						and
	West	Texas	Southeast	North	Other	Elimination	Total
Revenues from external customers	$1,032	$784	$327	$186	$(5)	$—	$2,324
Intersegment revenues	7	1	41	6	2	(57)	—
Total revenue	$1,039	$785	$368	$192	$(3)	$(57)	$2,324
Commodity Margin	$385	$168	$112	$79	$(12)	$—	$732
Add: Mark-to-market commodity activity, net and other revenue(1)	1	37	1	—	(15)	(2)	22
Less:
Plant operating expense	81	44	29	21	10	(3)	182
Depreciation and amortization expense	52	31	18	14	1	(2)	114
Other cost of revenue	14	—	7	8	1	1	31
Gross profit (loss)	239	130	59	36	(39)	2	427
Other operating expense							45
Income from operations							382
Interest expense, net of interest income							603
Other (income) expense, net							(126)
Loss before reorganization items and income taxes							(95)
Reorganization items							(3,940)
Income before income taxes							$3,845

Index

	Nine Months Ended September 30, 2008
						Consolidation
						and
	West	Texas	Southeast	North	Other	Elimination	Total
Revenues from external customers	$3,320	$3,180	$1,031	$528	$(90)	$—	$7,969
Intersegment revenues	32	205	167	13	9	(426)	—
Total revenue	$3,352	$3,385	$1,198	$541	$(81)	$(426)	$7,969
Commodity Margin	$954	$660	$234	$230	$35	$—	$2,113
Add: Mark-to-market commodity activity, net and other revenue(1)	21	93	2	1	(187)	(9)	(79)
Less:
Plant operating expense	293	163	79	70	40	(9)	636
Depreciation and amortization expense	142	94	54	40	3	(4)	329
Other cost of revenue	44	—	20	19	5	—	88
Gross profit (loss)	496	496	83	102	(200)	4	981
Other operating expense							358
Income from operations							623
Interest expense, net of interest income							799
Other (income) expense, net							28
Loss before reorganization items and income taxes							(204)
Reorganization items							(263)
Income before income taxes							$59

	Nine Months Ended September 30, 2007
						Consolidation
						and
	West	Texas	Southeast	North	Other	Elimination	Total
Revenues from external customers	$2,636	$2,104	$828	$485	$(7)	$—	$6,046
Intersegment revenues	22	(1)	113	8	17	(159)	—
Total revenue	$2,658	$2,103	$941	$493	$10	$(159)	$6,046
Commodity Margin	$880	$392	$214	$217	$(14)	$—	$1,689
Add: Mark-to-market commodity activity, net and other revenue(1)	16	89	9	—	(36)	(18)	60
Less:
Plant operating expense	246	112	84	59	68	(8)	561
Depreciation and amortization expense	157	91	60	41	3	(2)	350
Other cost of revenue	36	—	23	25	22	(5)	101
Gross profit (loss)	457	278	56	92	(143)	(3)	737
Other operating expense							136
Income from operations							601
Interest expense, net of interest income							1,133
Other (income) expense, net							(134)
Loss before reorganization items and income taxes							(398)
Reorganization items							(3,366)
Income before income taxes							$2,968
__________

(1)	Mark-to-market commodity activity is included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a wholesale power generation company primarily engaged in the ownership and operation of natural gas-fired and geothermal power generation facilities in North America. We have a significant presence in the major competitive power markets in the U.S., including California, Texas and the northeast. We engage in the purchase of natural gas as a fuel for our power plants and the sale of power, steam, capacity, and ancillary services to industrial customers, retail electric providers, municipalities, independent system operators, wholesale entities and utilities. In order to support our power generation business we engage in related transactions, including natural gas purchases and transportation and electric transmission as well as natural gas, power and other derivatives to hedge our risk. We seek to grow our business through selective power plant development, construction and acquisition as well as through expansion or upgrades of our existing power plants, in each case based primarily on achieving an attractive return on invested capital.

As of September 30, 2008, our total portfolio, including partnership interests, consisted of 78 power generation plants, with an aggregate operating generation capacity of nearly 24,000 MW with an additional approximately 1,489 MW under construction and active development at three power generation facilities. On October 17, 2008 our newly constructed 1,005 MW Greenfield Energy Centre, a joint venture of which approximately 503 MW represents our ownership interest, commenced commercial operations. Our portfolio is comprised of two types of power generation technologies: natural gas-fired combustion turbines (primarily combined-cycle) and renewable geothermal conventional steam turbines. Our total portfolio of generation capacity at September 30, 2008, consisted of 3,457 MW of baseload capacity from our Geysers Assets and cogeneration power plants (natural gas-fired power plants that produce and sell both power and steam to our industrial customers), 14,700 MW of intermediate load capacity from our combined-cycle combustion turbines and 5,542 MW of peaking capacity from duct-fired generation and generation from our simple-cycle combustion turbines. Our Geysers Assets, located in northern California, produce approximately 725 MW from 17 operating power generating units and represent the largest geothermal power generation portfolio in the U.S.

We are the largest, measured by power produced, independent wholesale power company in the U.S. Our power generation facilities are primarily located in four regions: Texas with 7,487 MW of capacity, the West (including geothermal) with 7,246 MW, the Southeast with 6,119 MW and the North (including Canada) with 2,847 MW. Our fleet of natural gas-fired turbines is the youngest in the U.S. among large independent power producers and utilities, with an average age of about 8 years. This means we do not expect, in the near term, that it will be necessary to invest in costly large replacement, or reconstruction or environmental projects. In addition, our fleet has an effective Heat Rate that is lower than that of our major competitors, giving us a competitive edge in markets such as Texas, California and some northeastern states where natural gas-fired generation generally sets the market price for power. Finally, we have the lowest overall emissions of CO2, SO2 and NOx per MWh generated among the major independent power producers because the combination of our Geysers Assets, a renewable resource with almost no carbon-based emissions and our high efficiency portfolio of power plants that use natural gas as a fuel results in substantially lower emissions of these gases compared to our competitors’ power plants that use other fossil fuels.

We sell a substantial portion of our power and other products under power purchase agreements, capacity payment agreements and other long term contracts with terms that extend beyond one year. The contracted sale of steam, capacity and electricity and renewable energy credits from our Geysers Assets, cogeneration facilities and combustion turbine facilities provides a stable source of revenues. Our portfolio also affords us the opportunity to sell power for periods of less than one year including into spot markets during peak demand as well as to sell capacity or similar products to retail electric providers, utilities and municipalities, and to sell ancillary services to independent system operators and utilities to support electric transmission system reliability. In combination with our forward power sales, we have substantially hedged our forward fuel and power price risk for the balance of this year, next year and, to a lesser extent, beyond next year through the use of derivative transactions.

Index

We assess our business primarily on a regional basis due to the impact on our financial performance of the differing characteristics of these regions. Our reportable segments are the West (including geothermal), Texas, Southeast, North and Other. Our Other segment currently includes fuel management, our turbine maintenance group, certain hedging and other corporate activities.

During the third quarter of 2008, we were able to attract a new leadership team led by Jack Fusco, our new President and Chief Executive Officer. Mr. Fusco has 25 years of experience in our industry including at PG&E and PG&E’s unregulated subsidiary, Goldman, Sachs & Co., Orion Power Inc. (as Chief Executive Officer), and Texas Genco LLC (as Chairman and Chief Executive Officer). In addition, Thad Miller joined us as Executive Vice President, Chief Legal Officer and Corporate Secretary, and Thad Hill as Executive Vice President and Chief Commercial Officer. Mr. Miller worked with Mr. Fusco at Goldman Sachs & Co., Orion Power Inc. and Texas Genco LLC. Mr. Hill, who had led Boston Consulting Group’s national energy practice, joined Mr. Fusco and Mr. Miller at Texas Genco LLC. Following the merger of Texas Genco LLC with NRG, Mr. Hill remained at NRG and most recently served as President of NRG Texas. We believe that our newly strengthened executive management team possesses the vision, skills and experience necessary to lead our business and to drive long term shareholder value.

Our new near term strategy is reflected in the five major initiatives described below:

1.
Retain and Attract Skilled Employees — We are engaging in a review and analysis of our organizational structure and compensation metrics in order to better align our employees’ interests with those of our shareholders. Our objective is to identify and introduce further efficiencies into the corporate and operating organization and to take steps to retain and motivate key employees. Where necessary, we intend to recruit highly talented individuals to help us improve performance and create value.

2.
Excellence in Operations — We are engaged in a Company-wide effort aimed at increasing the return on invested capital through operational performance improvements within our power generation facilities, along with a range of initiatives at our power plants and regional and corporate offices to reduce expenses. At the power plant level, it will include the development and monitoring of key performance indicators that measure employee and contractor safety, reliability, generation, efficiency and station service utilization rates. At the regional and corporate office level, it will include the development and monitoring of key performance indicators that measure employee and contractor safety, productivity, effectiveness and expense reduction. We intend to use the full year 2008 results as a base year to measure our future performance.

3.
Optimize our Existing Assets — While in Chapter 11, our primary focus was to shed unproductive assets or restructure contracts so that unproductive assets became cash flow positive. Our focus now is on a comprehensive portfolio review encompassing asset and facility design, market expectations, potential upgrades or expansion opportunities and financial analysis. We believe that investing in additional capacity at our existing power generation facilities will be a cost-effective and competitive means of achieving growth while deploying capital at attractive rates of return.

4.
Expand Our Portfolio of Power Generation Facilities — We will take an opportunistic approach to design, develop, construct and operate the next generation of highly efficient, operationally flexible and environmentally responsible power generation facilities. The goal is to continue to grow our presence in our core markets—in particular, our two largest markets, California and Texas—with an emphasis on either expansions or upgrades of existing plants, or by adding new capacity supported by long-term hedging programs, including PPAs and gas tolling agreements which are financed with limited or non-recourse project financing.

5.
Leverage Our Expertise in Geothermal Operations — The design, development, construction and operations of our steam fields and power generation facilities are a core competency of our highly skilled employees. Our Geysers Assets have an availability record of 97%, while other renewable resources require wind or sunlight, making them less reliable. We have plans for additional development at our Geysers Assets.

Index

The remainder of this section is focused on providing analysis and commentary to describe our business results and the general business environment in which we operate.  We will discuss this information in the following sections:

•	Regulatory Environment
•	Financial Reporting Matters Following Our Emergence from Chapter 11
•	Results of Operations
•	Commodity Margin and Adjusted EBITDA
•	Liquidity and Capital Resources
•	Risk Management and Commodity Accounting

Additional information is available in our annual, quarterly and other reports filed with the SEC. Information on how to obtain this and other information is included at the end of this Item 2.

Regulatory Environment

We are impacted by changes in both the environmental and regulatory environments in which we operate. Below is a short discussion of some of the recent developments in environmental rules and the regulatory environment that may affect us:

•	Anticipated carbon and greenhouse gas legislation
•	CAIR
•	Competitive Renewable Energy Zones (wind-generated electricity) implementation in Texas
•	Implementation of a nodal market in Texas
•	Renewable energy proposal in California
•	California MRTU

There is growing likelihood that carbon emissions and other greenhouse gases regulation will be implemented at the federal and state levels. In 2009, ten states in the northeast will begin a cap-and-trade program (the Regional Greenhouse Gas Initiative, known as RGGI) to regulate CO2 emissions from electric generating units. With respect to RGGI, we emit approximately 2.2 million tons of CO2 per year in RGGI states. We will need to obtain allowances for those emissions by buying them in the RGGI public auctions or the secondary market. We anticipate a neutral to positive business impact from RGGI, given the efficiency of our units in the RGGI states.

Additional state and regional carbon regulatory schemes are in development. We expect these efforts will take the form of a cap-and-trade program where generators either receive allowances and/or purchase allowances to emit CO2 and other greenhouse gases. In general, greenhouse gas regulations are expected to be favorable to us because of the efficiency of our gas fleet. Our combined-cycle, natural gas-fired  units emit less than half the CO2 per unit of electricity generated compared to a traditional coal-fired unit. In addition, our Geysers Assets are exempted from the currently proposed cap-and-trade programs. Several cap-and-trade greenhouse gas reduction bills have been introduced in the U.S. Congress.

The EPA promulgated the CAIR regulations in March 2005, applicable to 28 eastern states and the District of Columbia, to facilitate attainment of its ozone and fine particulates standards issued in 1997. When fully implemented, CAIR would have reduced SO2 emissions in these states by over 70%, and NOx emissions by over 60%, from 2003 levels. On July 11, 2008, a panel of the U.S. Court of Appeals for the D.C. Circuit invalidated CAIR, stating that the CAIR regional cap-and-trade program cannot be used to facilitate attainment of the ozone and fine particulates standards. The court did not overturn the existing cap-and-trade program for SO2 reductions under the acid rain program or the existing ozone season cap-and-trade program. On September 25, 2008, the EPA petitioned the court for rehearing. At this time, we cannot predict the outcome of the legal proceedings related to the court’s decision, what action the EPA will take in response to this decision and the timing of such action, or the ultimate impact on us of these proceedings and resulting regulatory and other actions.

On July 17, 2008, the PUCT tentatively approved a transmission build plan to expand the delivery of wind-generated electricity from western Texas to service approximately 18,500 MW of planned wind generation. Wind generation tends to supply more power during off-peak hours and during shoulder months and is unpredictable. If completed as currently

Index

approved, the impact of the transmission upgrades and associated wind generation on our Texas segment is unknown, although it likely will increase the volatility of power prices.

ERCOT’s implementation of nodal markets was originally scheduled to have been implemented in late 2008. However, on May 20, 2008, ERCOT announced that it would delay the implementation. Subsequently, the PUCT has begun an analysis to refresh the original cost-benefit study numbers that justified moving to a nodal design. We anticipate a neutral business impact on us but are not able to rule out other impacts.

California is currently considering a range of options for a new and higher Renewables Portfolio Standard. California’s existing RPS requires certain retail electricity providers to generate or procure 20% of the electricity they sell to retail customers from renewable resources by 2010. A more aggressive 33% goal has been established (but is not mandatory) by several California state agencies, the Governor’s office and other state officials. Similarly, the California Air Resources Board may require retail electricity sellers to meet a 33% RPS by 2020 pursuant to its authority under the state’s greenhouse gas law, AB 32. Legislation to increase the RPS to 33% and expand the requirements to all retail sellers, including municipalities, failed in the 2007-08 legislative session, but the concept is expected to be reintroduced in legislation in the 2009-10 session.

California Independent System Operator has indicated that its MRTU program is tentatively targeting February 1, 2009, for implementation. Significant components of the MRTU include (i) locational marginal pricing of energy; (ii) a more effective congestion management system; (iii) a day-ahead market; and (iv) an increase to the existing bid caps.

For a further discussion of the energy, environmental and other governmental laws and regulations to which we are subject, please see “— Government Regulation” in Part I, Item 1 of our 2007 Form 10-K.

Financial Reporting Matters Following Our Emergence from Chapter 11

During the three and nine months ended September 30, 2007, and for the period January 1, 2008, through the Effective Date, we conducted our business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Courts. We emerged from Chapter 11 on January 31, 2008. At the Petition Date, we carried $17.4 billion of debt with an average interest rate of 10.3%. As a result of retiring unsecured debt with reorganized Calpine Corporation common stock, proceeds received from the sale of certain of our assets and the repayment or refinancing of certain of our project debt, we have reduced our pre-petition debt by approximately $7.0 billion. Upon our emergence from Chapter 11, we carried $10.4 billion of debt with an average interest rate of 8.1%. See Notes 1, 2 and 7 of our Notes to Consolidated Condensed Financial Statements for further discussion of our basis of interim presentation, reconsolidation of our Canadian Debtors and other foreign entities, Plan of Reorganization, treatment of claims, issuance of reorganized Calpine Corporation common stock, plan effect adjustments, applicability of fresh start accounting and a description of our Exit Facilities.

During the pendency of the Chapter 11 cases, we began an asset rationalization process that resulted in the sale of certain under-performing assets and non-core businesses. During the nine months ended September 30, 2008, we disposed of the assets of the Hillabee and Fremont development projects. We recorded pre-tax gains of approximately $199 million as reorganization items related to the Hillabee and Fremont asset sales during the first quarter of 2008. The proceeds from these two sales were used to retire the $300 million drawn under our Bridge Facility. As described under “— Introduction and Overview” above, we plan to continue to assess our assets on an ongoing basis in an effort to continue to improve our liquidity position, maximize our core strategic assets in the markets in which we operate. We believe these actions will allow us to compete more effectively in the future in the markets in which we operate.

Index

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Below are the results of operations for the three months ended September 30, 2008, as compared to the same period in 2007 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and ‘‘% Change” columns.

	2008	2007	$ Change	% Change
Operating revenues:
Commodity revenue	$2,899	$2,231	$668	30%
Mark-to-market	279	87	192	#
Other revenue	12	6	6	#
Operating revenues	3,190	2,324	866	37
Cost of revenue:
Fuel and purchased energy expense:
Commodity expense	2,057	1,499	(558)	(37)
Mark-to-market	265	71	(194)	#
Fuel and purchased energy expense	2,322	1,570	(752)	(48)

Plant operating expense	198	182	(16)	(9)
Depreciation and amortization expense	110	114	4	4
Other cost of revenue	26	31	5	16
Total cost of revenue	2,656	1,897	(759)	(40)
Gross profit	534	427	107	25

Sales, general and other administrative expense	58	33	(25)	(76)
Impairment charges	179	—	(179)	—
Other operating expense	25	12	(13)	#
Income from operations	272	382	(110)	(29)

Interest expense	212	617	405	66
Interest (income)	(11)	(14)	(3)	(21)
Minority interest (income) expense	(1)	1	2	#
Other (income) expense, net	18	(127)	(145)	#
Income (loss) before reorganization items and income taxes	54	(95)	149	#
Reorganization items	(2)	(3,940)	(3,938)	#
Income before income taxes	56	3,845	(3,789)	(99)
(Benefit) provision for income taxes	(80)	51	131	#
Net income	$136	$3,794	$(3,658)	(96)

Operating Performance Metrics:
MWh generated (in thousands)	25,773	27,223	(1,450)	(5)
Average availability	96.6%	93.9%	2.7	3
Average total MW in operation	23,064	24,854	(1,790)	(7)
Average capacity factor, excluding peakers	55.2%	54.6%	0.6	1
Steam adjusted Heat Rate	7,274	7,211	(63)	(1)
__________

#	Variance of 100% or greater

Index

Commodity revenue net of commodity expense increased $110 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily resulting from an increase of $155 million due to higher natural gas prices in the first half of the third quarter of 2008 which benefited our plants as they operated more efficiently than market Heat Rates. The increase was partially offset by a $45 million decline resulting from higher market spark spreads relative to our hedged spreads for the three months ended September 30, 2008, compared to the same period in 2007. Generation decreased 5% despite a 1% increase in our average capacity factor, excluding peakers, and a 3% increase in our average availability due to a 7%, or 1,790 MW, decrease in our average total MW in operation for the three months ended September 30, 2008, compared to 2007, primarily resulting from plant sales in 2007, as well as the deconsolidation of RockGen and, to a lesser extent, Auburndale in 2008. Net mark-to-market activities decreased $2 million in the third quarter of 2008 compared to 2007 primarily resulting from our portfolio hedging activities that do not qualify for hedge accounting. Other revenue increased $6 million primarily due to an increase in revenue from a new operations and maintenance contract.

Plant operating expense increased during the three months ended September 30, 2008, compared to the same period in 2007 primarily as a result of an $18 million increase in expense for major maintenance and parts repair costs, an increase of $12 million in plant personnel costs related to stock-based compensation expense for equity awards issued in 2008 and higher property taxes of $4 million. Our increase in major maintenance is primarily due to  increased repair and outage costs in 2008 across our gas turbine fleet. As we placed 23 plants in service in the 2001-2002 time frame, many have reached their 24,000 or 48,000 hour major inspection operating intervals. The increase in plant operating expense was partially offset by a $20 million decrease in expense for outages caused by equipment failures, net of insurance recoveries.

Other cost of revenue decreased for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, resulting in part from a decrease in operating lease expense due to the termination of the lease associated with our purchase of the RockGen Energy Center in January 2008.

Sales, general and other administrative expense was higher for the three months ended September 30, 2008, compared to the same period in 2007 due to a $15 million increase in personnel costs due primarily to higher stock-based compensation expense arising from the grant of equity awards during the first quarter of 2008 as well as a $12 million increase in legal and consulting expenses.

We recorded an impairment loss of $179 million related to our interest in Auburndale during the three months ended September 30, 2008. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information.

Other operating expense increased for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily due to $10 million in losses related to a derivative natural gas contract from our investment in Whitby, which we began accounting for under the equity method in the first quarter of 2008.

Interest expense decreased primarily due to the recording of $318 million in post-petition interest related to pre-emergence debt during the three months ended September 30, 2007, resulting from the Canadian Settlement Agreement, while no similar expense was recorded in the comparable period of the current year. In addition, interest expense decreased for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due largely to lower average debt balances and lower average interest rates. During the first quarter of 2008, we settled a portion of our debt through payment of cash and issuance of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. Additionally, interest rates on our variable rate debt were lower for the three months ended September 30, 2008, compared to 2007, due to a decrease in LIBOR over the same periods. The annualized effective interest rates on our consolidated debt, excluding the impacts of items not directly attributed to the cost of the debt instruments, after amortization

Index

of deferred financing costs and debt discounts, were 8.7% and 9.8%, respectively, for the three months ended September 30, 2008 and 2007. The decrease was partially offset by losses recorded on interest rate swaps related to our Exit Credit Facility during the three months ended September 30, 2008.

Interest income decreased primarily due to lower average cash balances for the three months ended September 30, 2008, compared to the same period in 2007 resulting from the distribution of cash pursuant to the Plan of Reorganization in the first quarter of 2008, and due to lower average interest rates.

Other (income) expense, net had an unfavorable variance primarily as a result of the non-recurrence of $129 million in income pertaining to a claim settlement with a customer which received court approval and was recorded during the three months ended September 30, 2007. The claim, which was approved by the court hearing the customer’s bankruptcy case, related to the customer’s rejection of our energy services agreement following the customer’s bankruptcy filing which was unrelated to our Chapter 11 cases. Also contributing to the decrease was a loss of $13 million incurred during the three months ended September 30, 2008, related to our settlement with Panda. See Note 12 of the Notes to Consolidated Condensed Financial Statements for further information on our settlement with Panda.

The table below lists the significant items within reorganization items for the three months ended September 30, 2008 and 2007 (in millions, except for percentages):

	2008	2007	$ Change	% Change
Provision for expected allowed claims	$(1)	$(4,030)	$(4,029)	#	%
Professional fees	4	44	40	91
Gains on asset sales, net of equipment impairments	(1)	(36)	(35)	(97)
Gain on reconsolidation of Canadian Debtors and other foreign entities	(4)	—	4	—
Exit Facilities financing costs	—	22	22	#
Interest (income) on accumulated cash	—	(16)	(16)	#
Other	—	76	76	#
Total reorganization items	$(2)	$(3,940)	$(3,938)	#
__________

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the three months ended September 30, 2007, our provision for expected allowed claims consisted primarily of (i) a $4.1 billion credit related to the Canadian Settlement Agreement, which encompassed the settlement of claims with respect to Calpine Corporation’s direct and indirect guarantees of pre-emergence debt, the release of our guarantee of certain pre-emergence debt following repayment of the debt in September 2007 and pre-petition intercompany balances, (ii) expense accruals totaling $154 million for make whole premiums and/or damages related to the Second Priority Debt and Unsecured Notes settlements and (iii) a $98 million credit resulting from the negotiated settlement of repudiated gas transportation contracts.

Professional Fees — The decrease in professional fees for the three months ended September 30, 2008, over the comparable period in 2007 resulted primarily from a decrease in activity managed by our third party advisors related to our Chapter 11 and CCAA cases.

Gains on Asset Sales, Net of Equipment Impairments — During the three months ended September 30, 2007, gains on asset sales related primarily to our sale of the Parlin Power Plant.

Exit Facilities Financing Costs — During the three months ended September 30, 2007, we recorded transaction costs of $22 million related to the execution of a commitment letter to fund our Exit Facilities.

Index

Interest (Income) on Accumulated Cash — The decrease in interest income on accumulated cash for the three months ended September 30, 2008, over the comparable period in 2007 related to our emergence from Chapter 11 on January 31, 2008, at which time we ceased allocating a portion of interest income to reorganization items.

Other — Other reorganization items for the three months ended September 30, 2007, consisted primarily of $68 million in foreign exchange losses on LSTC denominated in a foreign currency.

For the three months ended September 30, 2008, we recorded a tax benefit of $80 million compared to a provision of $51 million for the three months ended September 30, 2007. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information.

Index

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Below are the results of operations for the nine months ended September 30, 2008, as compared to the same period in 2007 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “$ Change” and ‘‘% Change” columns.

	2008	2007	$ Change	% Change
Operating revenues:
Commodity revenue	$7,759	$5,774	$1,985	34%
Mark-to-market	175	222	(47)	(21)
Other revenue	35	50	(15)	(30)
Operating revenues	7,969	6,046	1,923	32
Cost of revenue:
Fuel and purchased energy expense:
Commodity expense	5,646	4,085	(1,561)	(38)
Mark-to-market	289	212	(77)	(36)
Fuel and purchased energy expense	5,935	4,297	(1,638)	(38)

Plant operating expense	636	561	(75)	(13)
Depreciation and amortization expense	329	350	21	6
Other cost of revenue	88	101	13	13
Total cost of revenue	6,988	5,309	(1,679)	(32)
Gross profit	981	737	244	33

Sales, general and other administrative expense	154	112	(42)	(38)
Impairment charges	179	—	(179)	—
Other operating expense	25	24	(1)	(4)
Income from operations	623	601	22	4

Interest expense	837	1,181	344	29
Interest (income)	(38)	(48)	(10)	(21)
Minority interest income	(1)	—	1	—
Other (income) expense, net	29	(134)	(163)	#
Loss before reorganization items and income taxes	(204)	(398)	194	49
Reorganization items	(263)	(3,366)	(3,103)	(92)
Income before income taxes	59	2,968	(2,909)	(98)
(Benefit) provision for income taxes	(60)	133	193	#
Net income	$119	$2,835	$(2,716)	(96)

Operating Performance Metrics:
MWh generated (in thousands)	67,890	69,005	(1,115)	(2)
Average availability	90.8%	91.5%	(0.7)	(1)
Average total MW in operation	23,097	25,098	(2,001)	(8)
Average capacity factor, excluding peakers	49.0%	46.5%	2.5	5
Steam adjusted Heat Rate	7,237	7,172	(65)	(1)
__________

#	Variance of 100% or greater

Commodity revenue net of commodity expense increased $424 million for the nine months ended September 30, 2008, compared to 2007 resulting from an increase of $489 million primarily due to: i) higher natural gas prices throughout

Index

the nine month period in our key Texas and West markets which benefited our plants as they operated more efficiently than market Heat Rates; ii) higher market spark spreads on open positions in the second quarter of 2008, particularly in Texas which resulted from higher temperatures and transmission congestion in the South and Houston zones; and iii) higher market spark spreads in California during off-peak hours as a result of diminished hydroelectric generation during April 2008. These increases were partially offset by a $65 million decline due to higher market spark spreads relative to our hedged spreads, for the nine months ended September 30, 2008, compared to the same period in 2007. Generation decreased 2% despite a 5% increase in our average capacity factor, excluding peakers, due to an 8%, or 2,001 MW, decrease in our average total MW in operation for the nine months ended September 30, 2008, compared to 2007, primarily resulting from plant sales in 2007, as well as the deconsolidation of RockGen and, to a lesser extent, Auburndale in 2008. Net mark-to-market activities decreased $124 million in the third quarter of 2008 compared to 2007 primarily resulting from our portfolio hedging activities that do not qualify for hedge accounting. Other revenue decreased $15 million partly due to an $8 million decrease in revenue related to the sale of PSM in March 2007.

Plant operating expense increased during the nine months ended September 30, 2008, compared to the same period in 2007 primarily as a result of a $40 million increase in expense for major maintenance and parts repair costs, an increase of $21 million in plant personnel costs related to stock-based compensation expense for equity awards issued in 2008 and higher property taxes of $10 million. Our increase in major maintenance is primarily due to increased repair and outage costs in 2008 across our gas turbine fleet. As we placed 23 plants in service in the 2001-2002 time frame, many have reached their 24,000 or 48,000 hour major inspection operating intervals.

Depreciation and amortization expense decreased for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to a revision in the estimated useful life for our geothermal facilities in the Geysers region of northern California as well as the sale of Acadia PP in September 2007.

Other cost of revenue decreased for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as a result of the sale of PSM in March 2007 and lower operating lease expense due to the termination of the lease associated with our purchase of the RockGen Energy Center in January 2008.

Sales, general and other administrative expense was higher for the nine months ended September 30, 2008, compared to the same period in 2007 due to a $32 million increase in personnel costs resulting primarily from higher stock-based compensation expense arising from the grant of equity awards during the first quarter of 2008 as well as a $13 million increase in legal and consulting expenses.

We recorded an impairment loss of $179 million related to our interest in Auburndale during the three months ended September 30, 2008. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information.

Interest expense decreased primarily due to $318 million in post-petition interest related to pre-emergence debt recorded during the third quarter of 2007, resulting from the Canadian Settlement Agreement. In addition, interest expense decreased for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due largely to lower average debt balances and lower average interest rates. During the first quarter of 2008, we settled a portion of our debt through payment of cash and issuance of reorganized Calpine Corporation common stock pursuant to the Plan of Reorganization. Additionally, interest rates on our variable rate debt were lower for the nine months ended September 30, 2008, compared to 2007, due to a decrease in LIBOR over the same periods. The annualized effective interest rates on our consolidated debt, excluding the impacts of items not directly attributed to the cost of the debt instruments, after amortization of deferred financing costs and debt discounts, were 8.9% and 10.0%, respectively, for the nine months ended September 30, 2008 and 2007. The decrease was partially offset by $148 million in non-recurring post-petition interest related to pre-petition obligations recorded during the first quarter of 2008 as well as losses recorded on interest rate swaps related to our Exit Credit Facility during the nine months ended September 30, 2008.

Index

Interest income decreased primarily due to lower average cash balances for the nine months ended September 30, 2008, compared to the same period in 2007 resulting from the distribution of cash pursuant to the Plan of Reorganization in the first quarter of 2008, and due to lower average interest rates.

Other (income) expense, net had an unfavorable variance primarily as a result of the non-recurrence of $129 million in income pertaining to a claim settlement with a customer which received court approval and was recorded during the third quarter of 2007. The claim, which was approved by the court hearing the customer’s bankruptcy case, related to the customer’s rejection of our energy services agreement following the customer’s bankruptcy filing and is unrelated to our Chapter 11 cases. Also contributing to the decrease was a loss of $13 million incurred during 2008 related to our settlement with Panda, $7 million in refinancing costs related to the refinancing of all outstanding indebtedness under the existing Blue Spruce term loan facility in February 2008 and $6 million for the write-off of unamortized deferred financing costs and other costs associated with the refinancing of our Metcalf term loan facility and preferred interests in June 2008. See Note 12 of the Notes to Consolidated Condensed Financial Statements for further information on our settlement with Panda.

The table below lists the significant items within reorganization items for the nine months ended September 30, 2008 and 2007 (in millions, except for percentages):

	2008	2007	$ Change	% Change
Provision for expected allowed claims	$(55)	$(3,695)	$(3,640)	(99)%
Professional fees	80	139	59	42
Gains on asset sales, net of equipment impairments	(204)	(286)	(82)	(29)
Asset impairments	—	120	120	#
Gain on reconsolidation of Canadian Debtors and other foreign entities	(69)	—	69	—
DIP Facility and Exit Facilities financing and CalGen Secured Debt repayment costs	(4)	182	186	#
Interest (income) on accumulated cash	(7)	(39)	(32)	(82)
Other	(4)	213	217	#
Total reorganization items	$(263)	$(3,366)	$(3,103)	(92)
__________

#	Variance of 100% or greater

Provision for Expected Allowed Claims — During the nine months ended September 30, 2008, our provision for expected allowed claims consisted primarily of a $62 million credit related to the settlement of claims with the Canadian Debtors. During the nine months ended September 30, 2007, our provision for expected allowed claims consisted primarily of (i) a $4.1 billion credit related to the Canadian Settlement Agreement, (ii) expense accruals totaling $154 million for make whole premiums and/or damages related to the Second Priority Debt and Unsecured Notes settlements, (iii) a loss of $112 million resulting from the repudiation of a gas transportation contract, (iv) a $98 million credit resulting from the negotiated settlement of repudiated gas transportation contracts, (v) an $85 million charge related to the settlement agreement with Cleco Corp. as a result of the rejection of two PPAs for the output of the Acadia Energy Center, (vi) an additional expense accrual of $81 million resulting from the rejection of certain leases and other agreements related to the Rumford and Tiverton power plants for which we have agreed to allow general unsecured claims in the aggregate of $190 million, and (vii) $65 million resulting from a stipulated settlement related to the RockGen Energy Center.

Professional Fees — The decrease in professional fees for the nine months ended September 30, 2008, over the comparable period in 2007 resulted primarily from a decrease in activity managed by our third party advisors related to our Chapter 11 and CCAA cases.

Gains on Asset Sales, Net of Equipment Impairments — During the nine months ended September 30, 2008, gains on asset sales primarily resulted from the sales of the Hillabee and Fremont development project assets. See Note 5 of the Notes

Index

to Consolidated Condensed Financial Statements for further information. During the nine months ended September 30, 2007, gains on asset sales primarily resulted from the sale of the Aries Power Plant, Goldendale Energy Center, PSM and Parlin Power Plant during 2007.

Asset Impairments — During the nine months ended September 30, 2007, asset impairment charges were primarily due to a pre-tax, predominately non-cash impairment charge of approximately $89 million to record our interest in Acadia PP at fair value less cost to sell.

Gain on Reconsolidation of Canadian Debtors and Other Foreign Entities — During the first quarter of 2008, we recorded a gain of $70 million related to the reconsolidation of our Canadian subsidiaries. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information.

DIP Facility and Exit Facilities Financing and CalGen Secured Debt Repayment Costs — During the nine months ended September 30, 2008, we recorded a $4 million credit related to a valuation revision for secured shortfall claims related to our Second Priority Debt. During the nine months ended September 30, 2007, we recorded costs related to the refinancing of our Original DIP Facility and repayment of the CalGen Secured Debt consisting of (i) $52 million of DIP Facility transaction costs, (ii) the write-off of $32 million in unamortized discount and deferred financing costs related to the CalGen Secured Debt and (iii) $76 million as our estimate of the expected allowed claims resulting from the unsecured claims for damages granted to the holders of the CalGen Secured Debt. We also recorded transaction costs of $22 million related to the execution of a commitment letter to fund our Exit Facilities during the nine months ended September 30, 2007.

Interest (Income) on Accumulated Cash — The decrease in interest income on accumulated cash for the nine months ended September 30, 2008, over the comparable period in 2007 related to our emergence from Chapter 11 at which time we ceased allocating a portion of interest income to reorganization items.

Other — Other reorganization items increased primarily due to recording a gain of $9 million during the nine months ended September 30, 2008, versus a loss of $156 million in the comparable period in the prior year related to foreign exchange movements on LSTC denominated in a foreign currency over the comparable period in the prior year and the non-recurrence of a charge of $14 million during the nine months ended September 30, 2007, resulting from debt pre-payment and make whole premium fees to the project lenders related to the sale of the Aries Power Plant.

For the nine months ended September 30, 2008, we recorded a tax benefit of $60 million compared to a provision of $133 million for the nine months ended September 30, 2007. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information.

Commodity Margin and Adjusted EBITDA

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as the non-GAAP financial measures, Commodity Margin and Adjusted EBITDA, discussed below, which we use as a measure of our liquidity and performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.

Commodity Margin by Segment for the Three Months Ended September 30, 2008 and 2007

We use the non-GAAP financial measure “Commodity Margin” to assess our financial performance by our reportable segments. Commodity Margin includes our electricity and steam revenues, hedging and optimization activities, renewable energy credit revenue, transmission revenue and expenses, and fuel and purchased energy expense, but excludes net commodity mark-to-market activity and other service revenues. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to

Index

and not a substitute for our results of operations presented in accordance with GAAP. Commodity Margin does not intend to represent gross profit (loss), the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly-titled measures reported by other companies. See Note 13 of the Notes to Consolidated Condensed Financial Statements for a reconciliation of Commodity Margin to gross profit (loss) by segment.

The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended September 30, 2008 and 2007 ($ in millions):

	Three Months Ended September 30,
West:	2008	2007	Change	% Change
Commodity Margin	$345	$385	$(40)	(10)%

MWh generated (in thousands)	10,563	10,218	345	3
Average availability	95.8%	94.2%	1.6	2
Average total MW in operation	7,246	7,246	––	––
Average capacity factor, excluding peakers	73.9%	72.1%	1.8	2
Steam adjusted Heat Rate	7,314	7,313	(1)	––

West — Commodity Margin in our West segment decreased by $40 million, or 10%, for the three months ended September 30, 2008, compared to the same period in the prior year resulting from lower realized margins on hedged positions as well as the negative impact on our natural gas held in storage resulting from the decrease in market natural gas prices in September 2008. Partially offsetting the decrease were the favorable impacts of new and renegotiated power contracts, and, to a lesser extent, a 3% increase in generation during the three months ended September 30, 2008, compared to 2007. The increase in generation was attributable to a 2% increase in our average capacity factor, excluding peakers driven by a 2% increase in our average availability for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

	Three Months Ended September 30,
Texas:	2008	2007	Change	% Change
Commodity Margin	$272	$168	$104	62%

MWh generated (in thousands)	9,830	9,907	(77)	(1)
Average availability	96.9%	96.2%	0.7	1
Average total MW in operation	7,251	7,266	(15)	––
Average capacity factor, excluding peakers	61.4%	61.8%	(0.4)	(1)
Steam adjusted Heat Rate	7,147	6,967	(180)	(3)

Texas — Commodity Margin in our Texas segment increased by $104 million, or 62%, due primarily to higher market spark spreads in July and August of 2008 as compared to the same period in 2007. Market spark spreads decreased in September 2008 as compared to the same period in 2007 due to the impact of Hurricane Ike; however, we were able to purchase replacement power at prices below our generation cost and hedged prices during the same period, which had a favorable impact to September 2008. Generation increased in July and August 2008 as a result of the favorable market conditions and higher average availability, but the negative impact of Hurricane Ike in September 2008 left generation relatively unchanged for third quarter of 2008 compared to 2007. We experienced a 3% increase in our steam adjusted Heat Rate for the three months ended September 30, 2008, compared to 2007 resulting from the loss of steam load due to the impact of Hurricane Ike and lower steam demand from two of our customers.

Index

	Three Months Ended September 30,
Southeast:	2008	2007	Change	% Change
Commodity Margin	$106	$112	$(6)	(5)%

MWh generated (in thousands)	3,753	5,185	(1,432)	(28)
Average availability	97.4%	91.5%	5.9	6
Average total MW in operation	6,205	7,327	(1,122)	(15)
Average capacity factor, excluding peakers	29.8%	34.1%	(4.3)	(13)
Steam adjusted Heat Rate	7,335	7,441	106	1

Southeast — Commodity Margin in our Southeast segment decreased $6 million, or 5%, during the three months ended September 30, 2008, compared to 2007 resulting from lower market spark spreads on open positions. However, the decrease was substantially offset by higher hedged levels on existing generation and the favorable impact of new power contracts which effectively negated a 15%, or 1,122 MW, decrease in our average total MW in operation and lower market spark spreads in the third quarter of 2008 compared to 2007. Generation decreased 28% during the three months ended September 30, 2008, compared to 2007 due primarily to a 15% or 1,122 MW, decrease in our average total MW in operation following the sale of our interest in Acadia PP in 2007 and the deconsolidation of Auburndale during the third quarter of 2008. Also contributing to the decrease in generation was a 13% decrease in our average capacity factor, excluding peakers, which resulted from lower market Heat Rates as well as an unplanned outage at our Carville Power Plant due to Hurricane Gustav during the third quarter of 2008.

	Three Months Ended September 30,
North:	2008	2007	Change	% Change
Commodity Margin	$96	$79	$17	22%

MWh generated (in thousands)	1,627	1,913	(286)	(15)
Average availability	96.7%	92.5%	4.2	5
Average total MW in operation	2,362	3,015	(653)	(22)
Average capacity factor, excluding peakers	39.1%	39.0%	0.1	––
Steam adjusted Heat Rate	7,722	7,492	(230)	(3)

North — Commodity Margin in our North segment increased by $17 million, or 22%, resulting from higher realized spark spreads as well as an increase in our hedged position during the three months ended September 30, 2008, compared to 2007 even though actual market spark spreads decreased in the northeast U.S. for the quarter. The increase was partially offset by a decrease in generation of 15% during the third quarter of 2008, compared to the same period in 2007 due primarily to lower generation at power plants whose generation is contracted and controlled by third parties. Our steam adjusted Heat Rate increased by 3% due to lower steam demand at two of our power plants.

	Three Months Ended September 30,
Other:	2008	2007	Change	% Change
Commodity Margin	$23	$(12)	$35	#	%
__________

#	Variance of 100% or greater

Other — Commodity Margin in our Other segment increased by $35 million resulting from the roll-off from OCI into earnings of the realized portion of non-region specific natural gas hedges and elimination of inter-segment transactions.

Index

Commodity Margin by Segment for the Nine Months Ended September 30, 2008 and 2007

The following tables show our Commodity Margin and related operating performance metrics by segment for the nine months ended September 30, 2008 and 2007 ($ in millions). In the comparative tables below, favorable variances are shown without brackets while unfavorable variances are shown with brackets in the “Change” and ‘‘% Change” columns.

	Nine Months Ended September 30,
West:	2008	2007	Change	% Change
Commodity Margin	$954	$880	$74	8%

MWh generated (in thousands)	27,702	26,461	1,241	5
Average availability	89.6%	90.0%	(0.4)	––
Average total MW in operation	7,246	7,293	(47)	(1)
Average capacity factor, excluding peakers	65.9%	62.4%	3.5	6
Steam adjusted Heat Rate	7,287	7,330	43	1

West — Commodity Margin in our West segment increased by $74 million, or 8%, for the nine months ended September 30, 2008, compared to the same period a year ago. The increase resulted from a 5% increase in generation during the nine months ended September 30, 2008, compared to 2007, higher on peak market spark spreads from higher natural gas prices, the favorable impact of new and renegotiated power contracts and higher off peak spark spreads in April 2008 due to lower hydroelectric generation. The increase was partially offset by lower realized margins on hedged positions as well as the negative impact on our natural gas held in storage resulting from the decrease in market natural gas prices in September 2008.

	Nine Months Ended September 30,
Texas:	2008	2007	Change	% Change
Commodity Margin	$660	$392	$268	68%

MWh generated (in thousands)	27,048	25,640	1,408	5
Average availability	90.1%	91.8%	(1.7)	(2)
Average total MW in operation	7,251	7,271	(20)	––
Average capacity factor, excluding peakers	56.7%	53.8%	2.9	5
Steam adjusted Heat Rate	7,090	6,823	(267)	(4)

Texas — Commodity Margin in our Texas segment increased by $268 million, or 68%, for the nine months ended September 30, 2008, compared to 2007, due primarily to higher market spark spreads from higher natural gas prices throughout the nine month period and transmission congestion in the South and Houston zones. Market spark spreads decreased in September 2008 as compared to the same period in 2007 due to the impact of Hurricane Ike; however, we were able to purchase replacement power at prices below our generation cost and hedged prices during the same period, which had a favorable impact to September 2008. Generation in our Texas segment increased by 5% due to higher market spark spreads for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. We experienced a 4% increase in our steam adjusted Heat Rate for the nine months ended September 30, 2008, compared to 2007 resulting from the loss of steam load due to the impact of Hurricane Ike as well as an extended outage at our Baytown Power Plant in the first and second quarters of 2008 and lower steam demand from two of our customers during the third quarter of 2008.

Index

	Nine Months Ended September 30,
Southeast:	2008	2007	Change	% Change
Commodity Margin	$234	$214	$20	9%

MWh generated (in thousands)	9,058	11,930	(2,872)	(24)
Average availability	92.6%	93.6%	(1.0)	(1)
Average total MW in operation	6,238	7,518	(1,280)	(17)
Average capacity factor, excluding peakers	24.5%	26.2%	(1.7)	(6)
Steam adjusted Heat Rate	7,409	7,470	61	1

Southeast — Commodity Margin in our Southeast segment increased by $20 million, or 9%, for the nine months ended September 30, 2008, compared to 2007 resulting from the impact of higher hedged levels on existing generation, the favorable impact of new power contracts and $21 million of Commodity Margin recognized during the second quarter of 2008 related to a transmission capacity contract for which we received approval from the Federal Energy Regulatory Commission during the second quarter of 2008. The increase was partially offset by a decrease in market spark spreads on open positions for the nine months ended September 30, 2008, compared to the same period in 2007. Generation decreased 24% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 due primarily to a 17%, or 1,280 MW, decrease in our average total MW in operation following the sale of our interest in Acadia PP in 2007 and the deconsolidation of Auburndale during the third quarter of 2008. Also contributing to a decrease in generation was a 6% decrease in our average capacity factor, excluding peakers resulting from lower market Heat Rates as well as an unplanned outage at our Carville Power Plant due to Hurricane Gustav during the third quarter of 2008.

	Nine Months Ended September 30,
North:	2008	2007	Change	% Change
Commodity Margin	$230	$217	$13	6%

MWh generated (in thousands)	4,082	4,974	(892)	(18)
Average availability	92.0%	89.8%	2.2	2
Average total MW in operation	2,362	3,016	(654)	(22)
Average capacity factor, excluding peakers	33.8%	36.3%	(2.5)	(7)
Steam adjusted Heat Rate	7,596	7,659	63	1

North — Commodity Margin in our North segment increased by $13 million, or 6%, resulting from higher realized spark spreads and an increase in our hedged position during the nine months ended September 30, 2008, compared to 2007. This was partially offset by an 18% decrease in generation for the nine months ended September 30, 2008, compared to the same period in 2007 resulting from outages at our Westbrook Power Plant during the second quarter of 2008 and lower generation at power plants whose generation is contracted and controlled by third parties.

	Nine Months Ended September 30,
Other:	2008	2007	Change	% Change
Commodity Margin	$35	$(14)	$49	#	%
__________

#	Variance of 100% or greater

Other — Commodity Margin in our Other segment increased by $49 million resulting from the roll-off from OCI into earnings of the realized portion of non-region specific natural gas hedges and elimination of inter-segment transactions.

Index

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA as adjusted for certain items described below and presented in the accompanying reconciliation. Adjusted EBITDA is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with GAAP. Adjusted EBITDA is not intended to represent cash flow from operations or net income (loss) as defined by GAAP as an indicator of operating performance. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

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

Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. As we define it, Adjusted EBITDA excludes the impact of reorganization items and impairment charges, among other items as detailed in the below reconciliation. We have recognized substantial reorganization items, both direct and incremental, in connection with our Chapter 11 cases as well as substantial asset impairment charges related to our Chapter 11 filings and actions we have taken with respect to our portfolio of assets in connection with our reorganization efforts. These reorganization items and impairment charges are not expected to continue at these levels following our emergence from Chapter 11, but rather are expected to decrease significantly over time in the periods following our emergence. Therefore, we exclude reorganization items and impairment charges from Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.

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

Index

The below table provides a reconciliation of Adjusted EBITDA to our cash flow from operations and GAAP net income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash provided by operating activities	$941	$256	$355	$72
Less:
Changes in operating assets and liabilities	420	217	(12)	139
Additional adjustments to reconcile GAAP net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense(1)	138	136	418	420
Deferred income taxes	(145)	51	(60)	133
Panda settlement	13	—	13	—
Change in the fair value of derivative assets and liabilities and derivative contracts classified as financing activities	162	(14)	(30)	(24)
Reorganization items	(9)	(3,956)	(331)	(3,459)
Impairment charges	179	—	179	—
Loss on sale of assets, excluding reorganization items	—	22	6	24
Other	47	6	53	4
GAAP net income	136	3,794	119	2,835
Add:
Adjustments to reconcile GAAP net income to Adjusted EBITDA:
Interest expense, net of interest income	201	603	799	1,133
Depreciation and amortization expense, excluding deferred financing costs(1)	117	125	357	383
(Benefit) provision for income taxes	(80)	51	(60)	133
Impairment charges	179	—	179	—
Loss on sale of assets, excluding reorganization items	—	22	6	24
Reorganization items	(2)	(3,940)	(263)	(3,366)
Major maintenance expense	22	4	118	78
Losses on repurchase or extinguishment of debt	—	—	13	—
Operating lease expense	12	15	35	39
Gains on derivatives (non-cash portion)	(38)	(20)	(10)	(22)
Claim settlement income	—	(129)	—	(129)
Stock-based compensation expense (income)	17	—	36	(1)
Other	29	(20)	32	(26)
Adjusted EBITDA	$593	$505	$1,361	$1,081
__________

(1)
Depreciation and amortization in the GAAP net income calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets and amounts classified as sales, general and other administrative expenses.

Liquidity and Capital Resources

Our business is capital intensive. Our ability to successfully implement our strategy is dependent on the continued availability of capital on attractive terms.

Recent volatility in the financial markets including uncertainty surrounding particular financial institutions has constricted access to capital and credit markets within the industry, including us and our counterparties. As a result, we and

Index

the industry have experienced increased credit and liquidity risk over the past few months. Even if we are not impacted directly, we could be impacted indirectly in the event our counterparties are unable to perform under their contractual obligations with us. We actively monitor our exposure to our counterparties including their credit status.

As of September 30, 2008, we had $851 million in cash and cash equivalents and, on October 2, 2008, we borrowed an additional $725 million under our Exit Credit Facility revolving facility. The additional borrowing, which was invested in treasury money market funds, was a proactive financial decision to increase our cash position, reduce the risk of nonperformance from institutions that hold a revolving commitment in our Exit Credit Facility revolving facility during a period of uncertainty in the capital markets. Our remaining availability under our Exit Credit Facility revolving facility subsequent to this borrowing (assuming no repayment of borrowings) is approximately $15 million for future letters of credit or cash borrowings.

Significant changes in commodity prices and market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we currently estimate that an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required of approximately $70 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $80 million. Changes in market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the market “implied” Heat Rate and results in increased collateral requirements. Based upon historical relationships of natural gas and market Heat Rate movements, we derived a statistical analysis that indicates that a change of $1/MMBtu in natural gas is comparable to a market Heat Rate change of .17 MMBtu/MWh. We currently estimate that an increase of .17 MMBtu/MWh in the market Heat Rate would result in an increase in collateral required of approximately $50 million – $55 million. If market Heat rates were to fall at a similar rate, we estimate that our collateral required would decrease by a similar amount. In the second quarter of 2008, we experienced higher commodity prices and market Heat Rates which exposed us to increasing collateral requirements and margin calls which then decreased in the third quarter.

In order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to our counterparties, we have granted additional liens on the assets currently subject to liens under the Exit Credit Facility to collateralize our obligations under certain of our power and gas agreements that qualify as “eligible commodity hedge agreements” under the Exit Credit Facility, and certain of our interest rate swap agreements. The counterparties under such agreements will share the benefits of the collateral subject to such liens ratably with the lenders under the Exit Credit Facility. Such liens had also been permitted under the DIP Facility prior to the conversion of the loans and commitments under the DIP Facility to our exit financing under the Exit Credit Facility. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information on our margin deposits and collateral used for commodity procurement and risk management activities.

To provide for increased liquidity in periods of rising commodity prices, we entered into two credit facilities, the Knock-in Facility and Commodity Collateral Revolver that increase our liquidity available to collateralize obligations to counterparties under eligible commodity hedge agreements during periods of increasing gas prices. The 12-month Knock-in Facility dated June 25, 2008, provides an initial $50 million of available capacity for the issuance of letters of credit up to a total maximum availability of $200 million contingent on natural gas futures contract prices exceeding certain thresholds and the Commodity Collateral Revolver dated July 8, 2008, under which we received an initial advance of $100 million and up to a total maximum availability of $300 million contingent on mark-to-market exposure amounts under certain reference transactions.

It is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations should financial market and commodity price volatility persist for a significant period of time. Our ability to generate sufficient cash is dependent upon, among other things: (i) improving the profitability of our operations; (ii) complying with the covenants under our Exit Credit Facility and other existing financing obligations; (iii) stabilizing and increasing future contractual cash flows; and (iv) the performance of our significant counterparties under their contracts.

Index

Our significant financing activities and debt agreements entered into during the nine months ended September 30, 2008, are summarized below.

Exit Facilities — Upon our emergence from Chapter 11, we converted the approximately $4.9 billion of loans and commitments outstanding under our DIP Facility (including the $1.0 billion revolver) into loans and commitments under our approximately $7.3 billion of Exit Facilities. The Exit Facilities include:

•
The Exit Credit Facility, comprising (i) approximately $6.0 billion of senior secured term loans; (ii) a $1.0 billion senior secured revolving facility; and (iii) the ability to raise up to $2.0 billion of incremental term loans available on a senior secured basis in order to refinance secured debt of subsidiaries under an “accordion” provision; and

•
The Bridge Facility, which provided for a $300 million senior secured bridge term loan. As of March 6, 2008, the Bridge Facility had been repaid in full with proceeds from the sales of the Hillabee and Fremont development project assets.

On the Effective Date, we fully drew on our approximately $6.0 billion of senior secured term loans and the $300 million Bridge Facility and we drew approximately $150 million under the $1.0 billion senior secured revolving facility. The proceeds of the drawdowns, above the amounts that had been applied under the DIP Facility as described below, were used to repay a portion of the Second Priority Debt, fund distributions under the Plan of Reorganization to holders of other secured claims and to pay fees, costs, commissions and expenses in connection with the Exit Facilities and the implementation of our Plan of Reorganization. Term loan borrowings under the Exit Credit Facility bear interest at a floating rate of, at our option, LIBOR plus 2.875% per annum or base rate plus 1.875% per annum. Borrowings under the Exit Credit Facility term loan facility require quarterly payments of principal equal to 0.25% of the original principal amount of the term loan, with the remaining unpaid amount due and payable at maturity on March 29, 2014.

The obligations under the Exit Credit Facility are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of the tangible and intangible assets of Calpine Corporation and the guarantors, including a pledge of the equity interests of the direct subsidiaries of each guarantor, subject to certain exceptions including exceptions for equity interests in foreign subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements. The Exit Credit Facility contains certain covenant restrictions and requires compliance with financial covenants that include (i) a maximum ratio of total net debt to Consolidated EBITDA (as defined in the Exit Credit Facility), (ii) a minimum ratio of Consolidated EBITDA to cash interest expense and (iii) a maximum ratio of total senior net debt to Consolidated EBITDA. We were in compliance with all our covenants related to our Exit Credit Facility at September 30, 2008.

As of September 30, 2008, under the Exit Credit Facility we had approximately $5.9 billion outstanding under the term loan facilities, no borrowings outstanding under the revolving credit facility and $273 million of letters of credit issued against the revolving credit facility. As discussed above, on October 2, 2008, we borrowed an additional $725 million under our Exit Credit Facility revolving facility.

Other Financing Activities — On February 1, 2008, Blue Spruce, an indirect wholly owned subsidiary, entered into a $90 million senior term loan. Net proceeds from the senior term loan were used to refinance all outstanding indebtedness under the existing Blue Spruce term loan facility, to pay fees and expenses related to the transaction and for general corporate purposes. The senior term loan carries interest at LIBOR plus an initial base rate of 1.63%, which escalates to 2.50% over the life of the senior term loan and matures December 31, 2017. The senior term loan is secured by the assets of Blue Spruce.

During the first quarter of 2008, we entered into a letter of credit facility related to our subsidiary Calpine Development Holdings, Inc. under which up to $150 million is available for letters of credit. As of September 30, 2008, $138 million in letters of credit had been issued under this facility.

Index

On June 10, 2008, Metcalf, an indirect wholly owned subsidiary, closed on a $265 million new term loan facility. The proceeds were used to repay Metcalf’s existing $100 million term loan facility and $155 million preferred interests. The new term loan facility, which matures on June 10, 2015, bears interest at Metcalf’s option at LIBOR plus 3.25% or base rate plus 2.25% and is secured by the assets of Metcalf and the sole member interest held by Metcalf’s parent, Metcalf Holdings, LLC.

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

On July 8, 2008, we entered into the Commodity Collateral Revolver, a two-year, $300 million secured revolving credit facility, which shares the benefits of the collateral subject to the liens under the Exit Credit Facility ratably with the lenders under that facility. At closing, we borrowed $100 million at LIBOR plus 2.875% per annum. Future advances under the Commodity Collateral Revolver are limited to the lesser of $300 million and the MTM Exposure (as defined in the Commodity Collateral Revolver) under certain reference transactions, less amounts then outstanding. Amounts borrowed under the Commodity Collateral Revolver are to be used to collateralize obligations to counterparties under eligible commodity hedge agreements.

Letter of Credit Facilities — At September 30, 2008, we had a total of $559 million in letters of credit outstanding including $273 million under our Exit Credit Facility, $138 million under the letter of credit facility related to our subsidiary Calpine Development Holdings, Inc. and $50 million under the Knock-in Facility, each discussed above. In addition, we had $98 million in letters of credit outstanding under various project financing facilities.

Cash Management — We manage our cash in accordance with our intercompany cash management system subject to the requirements of the Exit Credit Facility and requirements under certain of our project debt and lease agreements or by regulatory agencies. Our cash and cash equivalents as well as our restricted cash balances generally exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash, cash equivalents and restricted cash in what we believe to be credit-worthy financial institutions and certain of our money market accounts invest in U.S. treasury securities.

We are currently prohibited from paying any cash dividends on our common stock in the foreseeable future because our ability to pay cash dividends is restricted under the Exit Credit Facility and certain of our other debt agreements. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

NOLs — We have significant NOLs that will provide future tax deductions if we generate sufficient taxable income during the carryover periods. As of September 30, 2008, our consolidated NOLs totaled approximately $5.3 billion, which consists of $4.8 billion from Calpine and its consolidated, non-CCFC subsidiaries and $465 million from our CCFC subsidiaries. We have recorded a valuation allowance against most of these losses as we determined it is more likely than not they will not be realized as measured under GAAP. Approximately $5.3 billion of our NOLs have annual limitations under IRC Section 382. Amounts subject to limitations, but not used, can be carried forward to succeeding years. We also expect to generate approximately $1.5 billion to $2.0 billion in NOLs in 2008. Approximately 90% of these NOLs will not be subject to annual limitation under IRC Section 382 unless we experience another ownership change before they are used. In addition, we have approximately $1.0 billion in NOLs related to Canada with a full valuation allowance.

Optimization of Existing Assets — A significant component of our restructuring activities during Chapter 11 was to return our focus to our core strategic assets and selectively dispose of or restructure certain less strategically important assets. While we expect to continue our efforts to reduce overhead and discontinue activities that do not have compelling profit potential or otherwise do not constitute a strategic fit with our core business, we may also invest in additional capacity at our existing power generation facilities where we believe it is a cost-effective and competitive means of achieving growth while

Index

deploying capital in a fiscally responsible manner. We continue to review development opportunities, which were put on hold during the pendency of our Chapter 11 cases, to determine whether future actions are appropriate and we may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected. Currently, we have one project, Russell City Energy Center, in active development. The Greenfield Energy Centre achieved commercial operations on October 17, 2008, and our OMEC project remains under construction and is expected to achieve commercial operations in the latter part of September 2009. See also “— Development, Capital Spending and Project Financing” below.

As a result of the review of our asset portfolio, we sold or otherwise disposed of the following assets, and acquired the RockGen assets, which had previously been leased, during the nine months ended September 30, 2008.

Asset	Transaction Description	Closing Date	Consideration
RockGen Energy Center	Purchase of investment	January 15, 2008	$145 million allowed unsecured claim
Hillabee development project	Sale of assets	February 14, 2008	$156 million
Fremont development project	Sale of assets	March 5, 2008	$254 million

We deconsolidated our Auburndale subsidiary during the three months ended September 30, 2008, and account for our investment in Auburndale under the equity method, due to the exercise by Pomifer, an unrelated party that holds a preferred interest in Auburndale entitling it to approximately 70% of Auburndale’s cash distributions through 2013, of a cash purchase option entitling it to an additional 20% of Auburndale’s cash distributions through 2013. On September 30, 2008, we received notice that Pomifer had entered into an asset purchase agreement with a third party and that Pomifer intends to exercise its drag-along rights. During the third quarter of 2008, we recorded an impairment loss of $179 million on our investment in Auburndale based upon expected net proceeds we would receive from Pomifer's expected exercise of drag-along rights held by it. The sale is subject to certain regulatory approvals. See Note 1 of the Notes to Consolidated Condensed Financial Statements for further information regarding our deconsolidation of Auburndale.

Development, Capital Spending and Project Financing — Our development and capital spending remains an important part of our business. Our expected capital expenditures for the remainder of 2008 and for 2009 are $370 million, which include construction, development, capital maintenance at operating plants and reservoir life extension at our Geysers Assets. Approximately $150 million is expected to be funded with debt.

We have one consolidated project, Russell City Energy Center, in active development. We have been successful in amending the PPA between Pacific Gas & Electric Company and Russell City Energy Center, which provides for continued development of the project and extends the expected commercial operation date by two years from 2010 to June 2012. On July 29, 2008, the EAB remanded the PSD permit to the Bay Area Air Quality Management District for the Russell City Energy Center. The PSD permit was remanded solely based on the finding that the Bay Area Air Quality Management District failed to issue timely notice of the public comment period on the PSD permit. The Bay Area Air Quality Management District is directed to reopen the public comment period on the draft PSD permit, providing public notice fully consistent with the federal noticing requirements. The EAB found no substantive defects in the PSD permit, and also addressed and denied review of each substantive claim in the appeal on the basis that they fell beyond the EAB’s jurisdiction and added that it would not subsequently consider these claims. Public notice is expected in November 2008. Completion of the Russell City Energy Center is dependent upon obtaining the necessary permits, regulatory approvals and construction funding under project financing facilities.

The Greenfield Energy Centre achieved commercial operations on October 17, 2008. Our net interest increase in baseload (with peaking) capacity as a result of Greenfield Energy Centre is approximately 503 MW representing our proportionate 50% share of this project. Otay Mesa Energy Center is expected to come on line in 2009. The completion of Otay Mesa Energy Center will bring on line approximately 596 MW of net interest baseload (with peaking) capacity.

Index

Cash Flow Activities — The following table summarizes our cash flow activities for the nine months ended September 30, 2008 and 2007 (in millions):

	2008	2007
Beginning cash and cash equivalents	$1,915	$1,077
Net cash provided by (used in):
Operating activities	355	72
Investing activities	534	504
Financing activities	(1,953)	50
Net (decrease) increase in cash and cash equivalents	(1,064)	626
Ending cash and cash equivalents	$851	$1,703

Cash flows provided by operating activities for the nine months ended September 30, 2008, resulted in net inflows of $355 million as compared to net inflows of $72 million for the same period in 2007. Despite a decrease in net income period over period, operating cash inflows increased due to a $434 million increase in earnings after adjustment for certain non-cash operating items, partially offset by a $151 million decrease resulting from the net change in operating assets and liabilities. For the nine months ended September 30, 2008, non-cash gains included in net income primarily consisted of net gains from reorganizations items of $331 million resulting from asset sales and the reconsolidation of our Canadian Debtors and other foreign entities as compared to net gains from reorganization items of $3.5 billion during the same period in 2007 resulting primarily from the settlement of claims with our Canadian Debtors and other foreign entities. For the nine months ended September 30, 2008, non-cash losses included in net income primarily consisted of a loss of $179 million due to the exercise by Pomifer, an unrelated party, of a cash purchase option for Auburndale, stock-based compensation expense of $36 million related to stock option and restricted stock grants during 2008 under the Calpine Equity Incentive Plans and $13 million related to the write-off of the Panda note receivable in connection with our settlement with Panda. See Note 12 of the Notes to Consolidated Condensed Financial Statements for further information regarding our settlement with Panda. No such losses or expenses occurred during the same period in the prior year. These increases in non-cash operating items were partially offset by a decrease in deferred income taxes of $193 million period over period due to recognition of tax benefits related to the reconsolidation of the Canadian Debtors and other foreign entities and unrealized gains on our derivative commodity transactions. Other non-cash operating items were relatively comparable from period to period. Changes in our operating assets and liabilities for the nine months ended September 30, 2008, resulted in net cash outflows for the nine months ended September 30, 2008, of $12 million as compared to net cash inflows of $139 million for the same period in 2007. Changes to accounts receivable and accounts payable were primarily affected by the reconsolidation of the Canadian Debtors and other foreign entities and by increases in income and fuel purchases period over period. Net margin deposits and prepayments remained at comparable levels, $296 million for the nine months ended September 30, 2008, as compared to $294 million for the same period in 2007.

Cash flows provided by investing activities were primarily obtained from sales of investments, turbines and power plant assets for the nine months ended September 30, 2008, and for the same period in 2007. Since our emergence from Chapter 11 on the Effective Date, our asset sale activity has decreased in comparison to the activities we undertook during our reorganization. Despite a decrease in net cash inflows from asset sales of $109 million year-over-year, cash flows provided by investing activities for the nine months ended September 30, 2008, increased to $534 million from $504 million for the same period in 2007. The decrease in net cash inflows from asset sales was partially offset by a decrease in capital expenditures for purchases of property, plant and equipment of $65 million, and we also generated higher inflows resulting from net reductions of restricted cash of $145 million for the nine months ended September 30, 2008, as compared to $57 million for the same period in 2007. For the nine months ended September 30, 2008, we experienced a favorable effect on cash of $64 million from the reconsolidation of our Canadian Debtors and other foreign entities, as compared to an unfavorable effect on cash of $29 million for the deconsolidation of OMEC for the same period in 2007. Contributions to unconsolidated investments decreased to $14 million for the nine months ended September 30, 2008, from $73 million for the same period in 2007, primarily as a result of obtaining project financing in May 2007. In addition, in connection with obtaining the project financing in May 2007, we received cash of $104 million from Greenfield LP as a partial return of our investment as compared to a return of investment for the nine months ended September 30, 2008, of $26 million.

Index

Cash flows used in financing activities for the nine months ended September 30, 2008, resulted in net outflows of $2.0 billion, as compared to cash provided by financing activities of $50 million for the same period in 2007. The increase in net cash outflows was primarily the result of our emergence from Chapter 11, our recapitalization on the Effective Date, the resumption of debt repayment activities in the normal course and increased financing costs. On and subsequent to the Effective Date, we borrowed $3.5 billion under our Exit Facilities and used cash on hand to repay a portion of the Second Priority Debt and to fund other cash payment obligations under the Plan of Reorganization, working capital and other general corporate purposes. In addition, for the nine months ended September 30, 2008, we repaid $1.5 billion of borrowings under our Exit Facilities consisting of the $300 million Bridge Facility and the remainder under our Exit Credit Facility. For the nine months ended September 30, 2007, we had lower borrowings under our DIP Facility resulting in cash inflows of $614 million. Also during 2007, repayment of debt obligations, in general, related to only those project finance facilities and other borrowings associated with the Non-Debtors, except as otherwise ordered by the Bankruptcy Courts such as the repayment of $224 million of CalGen Secured Debt. We incurred financing costs of $207 million, primarily related to closing on our Exit Facilities, for the nine months ended September 30, 2008, as compared to comparable costs in 2007 of $81 million primarily related to the refinancing in March 2007 of the Original DIP Facility with the DIP Facility. Also, for the nine months ended September 30, 2008, we paid $166 million for the redemption of preferred interests primarily related to the Metcalf refinancing as compared to $9 million for the same period in 2007. We also received $70 million from the settlement of derivatives with other than an insignificant financing element during the nine months ended September 30, 2008.

Special Purpose Subsidiaries — Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, GEC Holdings, LLC, Gilroy Energy Center, LLC, Creed Energy Center, LLC, Goose Haven Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), Calpine Deer Park Partner, LLC, Calpine Deer Park, LLC, Deer Park Energy Center Limited Partnership, CCFC Preferred Holdings, LLC, Metcalf, and Russell City Energy Company, LLC.

Risk Management and Commodity Accounting

As we are primarily focused on the generation of electricity using gas-fired turbines, our natural physical commodity risk is an option to be “short” fuel (i.e., natural gas buyer) and “long” power (i.e., electricity seller) at our generation’s cost of conversion. As a result, we are exposed to commodity price volatility in the markets in which our plants operate. We utilize derivatives, which are defined to include physical commodity contracts and commodity financial instruments such as swaps, options, and forward contracts, to maximize the risk-adjusted returns from our power and gas assets. We conduct these hedging and optimization activities within a structured risk management framework based on clearly communicated controls, policies and procedures. We monitor these activities through active and ongoing management and oversight, clearly defined roles and responsibilities, and daily risk measurement and reporting. Additionally, we manage the associated risks through diversification, by controlling position sizes, by using portfolio position limits, and by entering into offsetting positions.

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

Index

We economically hedge a substantial portion of our generation and natural gas portfolio mostly through power and gas forward transactions. By entering into these transactions, we are able to economically hedge a portion of our spark spread at pre-determined generation and price levels. As of September 30, 2008, the maximum length of time over which we were hedging our exposure to the variability in future cash flows for forecasted transactions was 4 and 11 years for commodity and interest rate derivative instruments, respectively. In addition, we use PPAs for longer periods to manage and hedge our future cash flows. We currently estimate that pre-tax gains of $100 million would be reclassified from AOCI into earnings during the twelve months ending September 30, 2009, as the hedged transactions affect earnings assuming constant gas and power prices and interest rates over time; however, the actual amounts that will be reclassified will likely vary based on changes in gas and power prices as well as interest rates. Therefore, management is unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next twelve months.

Derivatives — We enter into a variety of derivative instruments to include both exchange traded and OTC power and gas forwards, options and interest rate swaps. Derivative contracts are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and normal sale. All changes in the fair value of contracts accounted for as derivatives are recognized currently in earnings (as a component of our operating revenues, fuel and purchased energy expense, or interest expense) unless specific hedge criteria is met. The hedge criteria requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Effective January 1, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As of September 30, 2008, our level 3 derivative assets and liabilities represent approximately 10% and 11% of our total assets and total liabilities, respectively. The actual amounts that will ultimately be settled will likely vary based on changes in gas prices and power prices as well as changes in interest rates. Such variances could be material. See Note 8 of the Notes to Consolidated Condensed Financial Statements for further discussion related to the adoption of this standard.

The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu and MWh), changing commodity market prices, principally for electricity and natural gas, liquidity risk, counterparty credit risk and changes in interest rates. In that prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivatives over time, driven both by price volatility and the changes in volume of open derivative transactions. Significant spikes in both natural gas and power prices as well as increased hedging and optimization activities since December 31, 2007, have had a significant impact on the presentation of our derivative assets and liabilities. Our derivative assets and liabilities have increased to $2.8 billion and $(2.9) billion at September 30, 2008, compared to $1.0 billion and $(1.4) billion at December 31, 2007, respectively. There is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three and nine months ended September 30, 2008 and 2007 have reflected this as discussed below.

Index

The change in fair value of our outstanding commodity and interest rate swap derivative instruments from January 1, 2008, through September 30, 2008, is summarized in the table below (in millions):

	Interest Rate	Commodity
	Swaps	Instruments	Total
Fair value of contracts outstanding at January 1, 2008(1)	$(169)	$(216)	$(385)
Gains recognized or otherwise settled during the period(2)	60	101	161
Fair value attributable to new contracts	(13)	(164)	(177)
Changes in fair value attributable to price movements	(12)	322	310
Change in fair value attributable to adoption of SFAS No. 157	2	(3)	(1)
Fair value of contracts outstanding at September 30, 2008(3)	$(132)	$40	$(92)
__________

(1)	Reflects our portfolio of derivative assets and liabilities as of December 31, 2007, adjusted for the day one loss of $(22) million recognized upon adoption of SFAS No. 157 on January 1, 2008.

(2)
Commodity gains recognized consist of (i) recognized gains from commodity cash flow hedges of $60 million, (ii) gains related to deferred items of $31 million and (iii) gains related to undesignated derivatives of $10 million (represents a portion of operating revenues and fuel and purchased energy expense as reported on our Consolidated Condensed Statements of Operations).

(3)	Net commodity and interest rate swap derivative assets (liabilities) reported in Notes 8 and 9 of the Notes to Consolidated Condensed Financial Statements.

The change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in OCI, net of tax, or on our Consolidated Condensed Statements of Operations as a component (gain or loss) in current earnings. As of September 30, 2008, and December 31, 2007, a component of the balance in AOCI represented the unrealized net loss associated with commodity cash flow hedging transactions.

Mark-to-market activity, a component of operating revenues (for power contracts), fuel and purchased energy expense (for gas contracts) and interest expense (for interest rate swaps) as shown on our Consolidated Condensed Statements of Operations includes realized settlements of and unrealized mark-to-market gains and losses on power and gas derivative instruments not designated as cash flow hedges, including those held for trading purposes and for undesignated interest rate swaps together with ineffectiveness on such derivatives designated as cash flow hedges.

The table below details the components of our total mark-to-market activity and where they are recorded on our Consolidated Condensed Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Power contracts included in operating revenues	$279	$87	$175	$222
Gas contracts included in fuel and purchased energy expense	(265)	(71)	(289)	(212)
Interest rate swaps included in interest expense	—	(13)	(3)	(5)
Total mark-to-market activity	$14	$3	$(117)	$5

Index

The components of our total mark-to-market gain (loss) for our commodity instruments and interest rate swaps are outlined below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized gain (loss)(1)	$44	$10	$(93)	$21
Unrealized gain (loss)	(30)	(7)	(24)	(16)
Total mark-to-market gain (loss)	$14	$3	$(117)	$5
__________

(1)
Balance includes a non-cash gain of approximately $13 million and $22 million for the three months ended September 30, 2008 and 2007, respectively, and $33 million and $43 million for the nine months ended September 30, 2008 and 2007, respectively, from amortization of various items.

Our change in AOCI from an accumulated loss of $(231) million at December 31, 2007, to an accumulated loss of $(27) million at September 30, 2008, was primarily driven by an increase in power prices on commodity hedges partially offset by a decrease in interest rates on interest rate swap derivatives.

Commodity Price Risk — Commodity price risk results from exposure to changes in spot prices, forward prices, price volatilities and correlations between the price of electricity and natural gas. We manage our commodity price risk and the variability in future cash flows from forecasted sales of electricity and purchases of natural gas of our entire portfolio of generating assets and contractual positions by entering into various derivative or non-derivative instruments.

The fair value of outstanding derivative commodity instruments at September 30, 2008, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2008	2009-2010	2011-2012	After 2012	Total
Prices actively quoted	$84	$372	$9	$—	$465
Prices provided by other external sources	73	(508)	12	(1)	(424)
Prices based on models and other valuation methods	—	1	—	(2)	(1)
Total fair value	$157	$(135)	$21	$(3)	$40

We measure the commodity price risk in our portfolio on a daily basis using a VAR model to determine the maximum potential one-day risk of loss resulting from market movements in comparison to internally established thresholds. Our VAR is calculated for our entire portfolio which is comprised of commodity derivatives, generating facilities, PPAs and other physical and financial transactions. The portfolio VAR calculation incorporates positions for the remaining portion of the current calendar year plus the following two calendar years. We measure VAR using a variance/covariance approach based on a confidence level of 95%, a one-day holding period, and actual observed historical correlation. While we believe that our VAR assumptions and approximations are reasonable, different assumptions and/or approximations could produce materially different estimates.

Index

The table below presents the high, low and average of our daily VAR for the three and nine months ended September 30, 2008, as well as our VAR at September 30, 2008 (in millions):

2008
Three months ended September 30:
High	$66
Low	$44
Average	$57
Nine months ended September 30:
High	$70
Low	$39
Average	$52
As of September 30	$47

Liquidity Risk — Liquidity risk arises from the general funding requirements needed to manage our activities and assets and liabilities. Increasing natural gas prices or market heat rates can cause increased collateral requirements. Our liquidity management framework is intended to maximize liquidity access and minimize funding costs during times of rising prices. See further discussion regarding our uses of collateral as they relate to our commodity procurement and risk management activities in Note 9 of the Notes to Consolidated Condensed Financial Statements.

We have also entered into our 12-month Knock-in Facility and our Commodity Collateral Revolver and borrowed $725 million under our Exit Credit Facility, as discussed in “— Liquidity and Capital Resources” above to mitigate our liquidity risk.

Credit Risk — Credit risk relates to the risk of loss resulting from non-performance or non-payment by our counterparties related to their contractual obligations with us.  Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. The recent volatility in the financial markets could also impact credit risk such that counterparties may be unable to provide collateral or post margin. We monitor and manage our credit risk through credit policies that include:

•	Credit approvals;
•	Routine monitoring of counterparties’ credit limits and their overall credit ratings;
•	Limiting trading with high risk counterparties;
•	Margin, collateral, or prepayment arrangements; and
•	Payment netting agreements, or master netting agreements that allow for the netting of positive and negative exposures of various contracts associated with a single counterparty.

We currently have no significant concentrations of credit risk with a single counterparty. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as a normal purchase and normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the fair value of outstanding derivative commodity instruments at September 30, 2008, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of September 30, 2008)	2008	2009-2010	2011-2012	After 2012	Total
Investment grade	$179	$25	$20	$(3)	$221
Non-investment grade	—	—	—	(2)	(2)
No external ratings	(22)	(160)	1	2	(179)
Total fair value	$157	$(135)	$21	$(3)	$40

Index

The fair value of our interest rate swaps are validated based upon external quotes. See further discussion of our interest rate swaps in the “— Interest Rate Risk” section below.

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

Currently, we use interest rate swaps to adjust the mix between fixed and floating rate debt as a hedge of our interest rate risk. We do not use interest rate derivative instruments for trading purposes. In order to manage our risk to significant increases in LIBOR, we have effectively hedged $7.5 billion of our variable rate debt through December 31, 2009, by utilizing variable to fixed interest rate swaps. The majority of our interest rate swaps mature in years 2010 through 2013. To the extent eligible, our interest rate swaps have been designated as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective.

The following table summarizes the contract terms as well as the fair values of our significant financial instruments exposed to interest rate risk as of September 30, 2008. All outstanding balances and fair market values are shown gross of applicable premium or discount, if any (in millions):

								Fair Value
								September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2008
Debt by Maturity Date:

Fixed Rate	$18	$220	$246	$116	$67	$731	$1,398	$1,378
Average Interest Rate	9.1%	6.6%	7.3%	8.2%	9.9%	8.9%

Variable Rate	$19	$448	$182	$1,709	$75	$5,987	$8,420	$7,630
Average Interest Rate	6.9%	9.4%	6.3%	9.4%	6.4%	7.5%

Interest Rate Derivative Instruments (Notional Value):

Variable to Fixed Swaps(1)	$7,567	$7,517	$7,170	$4,900	$3,866	$64	n/a	$(132)
Average Pay Rate	4.1%	4.2%	4.4%	4.5%	4.6%	3.5%
Average Receive Rate	4.0%	3.8%	3.5%	3.8%	4.0%	4.3%
__________

(1)	Includes interest rate swaps where forecasted issuance of variable rate debt is deemed probable.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

Where You Can Find Other Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its

Index

principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits, are accessible through the Internet at that website.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management and Commodity Accounting” in Item 2.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.  Risk Factors

We note the following risks in addition to the Risk Factors set forth in Item 1A. “Risk Factors” of our 2007 Form 10-K:

Inability to access the credit and capital markets could adversely affect us.

We and our subsidiaries rely upon access to the credit and capital markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations and to finance our capital projects including project financing for the construction of our facilities or expansions of existing projects. Market disruptions such as those currently being experienced in the U.S. and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. We believe these conditions have and may continue to adversely affect the price of our common stock.

A general economic downturn could result in a reduction in our revenue or result in our counterparties, vendors or other service providers to fail to perform under contracts with us.

To the extent that there are general economic downturns in the markets in which we operate, demand for electricity and power prices may be reduced, which could reduce our revenues. In addition, challenges currently affecting the economy could cause our vendors and service providers to experience serious cash flow problems and, as a result, they may be unable to perform under existing contracts or may significantly increase their prices or reduce their output or performance on future contracts.

Questions regarding the soundness of financial institutions or counterparties could adversely affect us.

We have exposure to many different financial institutions and counterparties including under our Exit Credit Facility and other credit and financing arrangements, and we routinely execute transactions with counterparties in connection with our hedging and optimization activities, including brokers and dealers, commercial banks, investment banks and other institutions and industry participants. Many of these transactions expose us to credit risk in the event that any of our lenders or counterparties are unable to honor their commitments or otherwise default under a financing agreement. In an effort to minimize the risk that our Exit Credit Facility counterparties would not be able to honor their commitments under our Exit Credit Facility and to reduce the risk that future availability of credit from other sources may be limited, we drew $725 million under our Exit Credit Facility revolving facility on October 2, 2008, and have invested the proceeds in treasury money market funds. In addition, our credit risk may be exacerbated to the extent collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the derivative exposure due to us. There can be no assurance that any such losses or impairments to the carrying value of our financial assets would not materially and adversely affect our business and results of operations.

In addition, these conditions could cause counterparties in the natural gas and power markets, particularly in the energy derivative markets upon which we rely in part for our hedging activities, to withdraw from participation in those markets. If multiple parties withdraw from those markets, market liquidity may be threatened which in turn could adversely impact our business.

Index

The U.S. government’s proposed plan to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on the financial markets. If actions taken pursuant to the legislation are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.

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

10.2.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008).†

10.2.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008).†

10.2.3
Letter Agreement, dated September 1, 2008, between the Company and John B. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2008).†

10.2.4
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. Hill) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2008).†

10.2.5
Employment Agreement, dated June 19, 2006, between the Company and Gregory L. Doody (incorporated by reference to Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.2.6
Amendment, dated July 16, 2008, to Employment Agreement, dated June 19, 2006, between the Company and Gregory L. Doody. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2008).†

10.2.7	Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller.*†

10.2.8
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Miller) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.9	Calpine Corporation 2008 Calpine Incentive Plan.*†

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
Zamir Rauf
Interim Executive Vice President and
Interim Chief Financial Officer
(principal financial officer)
Date: November 7, 2008

	By:	/s/ KENNETH A. GRAVES
Kenneth A. Graves
Interim Corporate Controller and
Principal Accounting Officer
(principal accounting officer)

Date: November 7, 2008

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

10.2.1
Employment Agreement, dated August 10, 2008, between the Company and Jack A. Fusco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008).†

10.2.2
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Jack A. Fusco) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008).†

10.2.3
Letter Agreement, dated September 1, 2008, between the Company and John B. Hill (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2008).†

10.2.4
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (John B. Hill) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2008).†

10.2.5
Employment Agreement, dated June 19, 2006, between the Company and Gregory L. Doody (incorporated by reference to Exhibit 10.5.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007).†

10.2.6
Amendment, dated July 16, 2008, to Employment Agreement, dated June 19, 2006, between the Company and Gregory L. Doody. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2008).†

10.2.7	Employment Agreement, dated August 11, 2008, between the Company and W. Thaddeus Miller.*†

10.2.8
Calpine Corporation Executive Sign On Non-Qualified Stock Option Agreement (Miller) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-153860) filed with the SEC on October 6, 2008).†

10.2.9	Calpine Corporation 2008 Calpine Incentive Plan.*†

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