Form 10-K/A
period 2008-12-31
CALPINE CORP
filed 2009-03-31
CIK 916457

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

Designated portions of the Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K (the “2008 Form 10-K”) of Calpine Corporation (the “Company”) for the year ended December 31, 2008, is being filed solely for the purpose of providing separate audited financial statements of the Company’s subsidiary, Otay Mesa Energy Center, LLC, in accordance with Rule 3-09 of Regulation S-X. These audited financial statements are included in Item 15. “Exhibits and, Financial Statement Schedules.” This amendment does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the 2008 Form 10-K and does not reflect events occurring after the original filing of the 2008 Form 10-K with the Securities and Exchange Commission (the “SEC”) on February 26, 2009.

Item 15. Exhibits and, Financial Statement Schedules

(a)-1. Financial Statements and Other Information

The following financial statements were filed as part of the 2008 Form 10-K:

Calpine Corporation
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

The following financial statements are included herein:

Otay Mesa Energy Center, LLC
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2008 and 2007
Statements of Operations for the Year Ended December 31, 2008, and the Periods from May 1, 2007 to December 31, 2007 and May 1, 2007 to December 31, 2008
Statements of Member’s Interest and Comprehensive Loss for the Year Ended December 31, 2008, and the Periods from May 1, 2007 to December 31, 2007 and May 1, 2007 to December 31, 2008
Statements of Cash Flows for the Year Ended December 31, 2008, and the Periods from May 1, 2007 to December 31, 2007 and May 1, 2007 to December 31, 2008
Notes to Financial Statements

(a)-2. Financial Statement Schedule

The following financial statement schedule was filed as part of the 2008 Form 10-K:

Calpine Corporation
Schedule II – Valuation and Qualifying Accounts

(b) Exhibit Index

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

10.4.13.2
Form of Non-Qualified Stock Option Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.4.13.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Equity Incentive Plan) (incorporated by reference to Exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.4.13.4
Director’s Restricted Stock Unit Agreement (Pursuant to the 2008 Equity Incentive Plan) between the Company and Mr. William J. Patterson (incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.4.13.5
Restricted Stock Unit Election Form between the Company and William J. Patterson (incorporated by reference to Exhibit 10.4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

10.4.14.1
Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (No. 333-149074) filed with the SEC on February 6, 2008).†

10.4.14.2
Amendment No. 1 to the Calpine Corporation 2008 Director Incentive Plan (incorporated by reference to Exhibit 10.4.14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).†

10.4.14.3
Form of Restricted Stock Agreement (Pursuant to the 2008 Director Incentive Plan) (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 12, 2008).†

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

23.1
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

24.1
Power of Attorney of Officers and Directors of Calpine Corporation (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

31.1
Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

31.1.1
Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

31.2.1
Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009).

32.1.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ ZAMIR RAUF
Zamir Rauf
Executive Vice President and
Chief Financial Officer
(principal financial officer)
Date: March 31, 2009

Otay Mesa Energy Center, LLC
(A Development Stage Company)
Financial Statements
December 31, 2008,
May 1, 2007 to December 31, 2007, and
May 1, 2007 to December 31, 2008

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Index

Report of Independent Registered Public Accounting Firm

To the Member of
Otay Mesa Energy Company, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, member’s interest and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Otay Mesa Energy Center, LLC (a development stage enterprise) at December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from May 1, 2007 to December 31, 2007, for the year ended December 31, 2008 and, cumulatively, for the period from May 1, 2007 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for fair value measurements in 2008.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 31, 2009

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,486	$1,086
Deferred transmission credits, affiliate	22,661	—
Deferred tax assets	513	—
Restricted cash	70	—
Prepaid expenses and other current assets	433	2,281
Total current assets	35,163	3,367
Property, plant and equipment	462,713	264,352
Deferred financing costs, net	7,776	7,662
Deferred transmission credits, affiliate	—	11,717
Deferred tax assets	—	548
Intangible assets	46,119	46,119
Total assets	$551,771	$333,765

LIABILITIES & MEMBER’S INTEREST
Current liabilities:
Accounts payable, trade	$28,716	$17,145
Accounts payable, affiliate	4,733	1,472
Derivative liabilities	12,322	2,484
Project financing, current portion	2,487	—
Other current liabilities	2,710	672
Income tax payable, affiliate	28	—
Deferred tax liabilities	—	548
Total current liabilities	50,996	22,321
Project financing, net of current portion	253,870	63,200
Other long-term liabilities	627	260
Written call option	46,119	46,119
Deferred tax liabilities	513	—
Asset retirement obligation	612	380
Derivative liabilities	72,251	15,774
Total liabilities	424,988	148,054
Commitments and contingencies (Note 10)
Member’s interest:
Accumulated other comprehensive loss	(26,708)	(9,696)
Deficit accumulated during development stage	(60,536)	(8,284)
Member’s interest	214,027	203,691
Total member’s interest	126,783	185,711
Total liabilities and member’s interest	$551,771	$333,765

The accompanying notes are an integral part of these financial statements.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Statements of Operations

		For the Periods May 1, 2007
	Year Ended	to December 31,
	December 31, 2008	2007	2008
	(in thousands)
Operating Expense
Project development expense	$507	$—	$507
Accretion of asset retirement obligation	53	5	58
General and administrative expense	436	99	535
Total operating expense	996	104	1,100
Loss from operations	(996)	(104)	(1,100)

Other (income) expense
Interest (income)	(1,706)	(382)	(2,088)
Interest expense	52,934	8,562	61,496
Loss before income taxes	(52,224)	(8,284)	(60,508)
Provision for income taxes	28	—	28
Net loss	$(52,252)	$(8,284)	$(60,536)

The accompanying notes are an integral part of these financial statements.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Statements of Member’s Interest and Comprehensive Loss

		Deficit
		Accumulated	Accumulated
		During	Other	Total
	Member’s	Development	Comprehensive	Member’s	Comprehensive
	Interest	Stage	Loss	Interest	Loss
	(in thousands)

Contributions from member on May 1, 2007	$203,360	$—	$—	$203,360
Contributions from member	331	—	—	331
Comprehensive loss from interest rate swaps	—	—	(9,696)	(9,696)	$(9,696)
Net loss	—	(8,284)	—	(8,284)	(8,284)
Total comprehensive loss					$(17,980)

Balance, December 31, 2007	203,691	(8,284)	(9,696)	185,711

Contributions from member	10,336	—	—	10,336
Comprehensive loss from interest rate swaps	—	—	(17,012)	(17,012)	$(17,012)
Net loss	—	(52,252)	—	(52,252)	(52,252)
Total comprehensive loss					$(69,264)

Balance, December 31, 2008	$214,027	$(60,536)	$(26,708)	$126,783
Total comprehensive loss from May 1, 2007 to December 31, 2008					$(87,244)

The accompanying notes are an integral part of these financial statements.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Statements of Cash Flows

		For the Periods May 1, 2007
	Year Ended	to December 31,
	December 31, 2008	2007	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(52,252)	$(8,284)	$(60,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligation	53	5	58
Change in fair value of derivative assets and liabilities, net	49,644	8,561	58,205
Change in deferred transmission expense	(1,630)	—	(1,630)
Change in operating assets and liabilities:
Prepaid expense and other current assets	—	(1,390)	(1,390)
Accounts payable, trade	536	95	631
Income tax payable, affiliate	28	—	28
Net cash used in operating activities	(3,621)	(1,013)	(4,634)
Cash flows from investing activities:
Purchases of property, plant and equipment	(179,594)	(97,296)	(276,890)
Increase in restricted cash	(70)	—	(70)
Transmission credit expenditures, affiliate	(9,313)	(3,091)	(12,404)
Net cash used in investing activities	(188,977)	(100,387)	(289,364)
Cash flows from financing activities:
Borrowings under project financing	193,157	63,200	256,357
Contribution from member	10,336	46,980	57,316
Deferred financing costs	(495)	(7,694)	(8,189)
Net cash provided by financing activities	202,998	102,486	305,484
Net increase in cash and cash equivalents	10,400	1,086	11,486
Cash and cash equivalents, beginning of period	1,086	—	—
Cash and cash equivalents, end of period	$11,486	$1,086	$11,486

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$2,771	$—	$2,771
Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities:
Purchases of property, plant and equipment financed by accounts payable and other liabilities	$15,376	$17,308	$32,684
Contribution of assets and liabilities from member	$—	$156,711	$156,711
Amortization of deferred financing costs capitalized to property, plant and equipment	$381	$31	$412
Additions to property, plant and equipment	$1,848	$—	$1,848

The accompanying notes are an integral part of these financial statements.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

1.   Organization and Operation of the Company

Otay Mesa Energy Center, LLC (a development stage company) (the “Company”), a Delaware limited liability company, is a wholly owned subsidiary of Calpine Power Company, which is a direct wholly owned subsidiary of Calpine Corporation (“Calpine”). The Company was formed for the purpose of developing, constructing, financing, operating and maintaining the electrical generation facilities of Otay Mesa Energy Center, the owner of a 596-megawatt (“MW”) natural gas-fired electric generation facility (the “Plant”) located in San Diego County, California. The Plant expects to sell capacity under a long-term power purchase agreement (“PPA”) with San Diego Gas & Electric Company (“SDG&E”) (Note 8).

Prior to 2007, all activities related to the development and construction of the Plant were conducted by Calpine and certain of its affiliates. Effective May 1, 2007, the Company entered into various agreements, including the PPA Reinstatement Agreement, the Contribution and Transfer Agreement and the Ground Sublease and Easement Agreement (collectively, the “Agreements”), by and among the Company, Calpine and SDG&E. In accordance with the Agreements, Calpine and certain of its affiliates contributed all cash, property, plant and equipment and other assets and liabilities associated with the Plant to the Company and assigned certain related contracts to the Company.

In addition, Calpine assigned rights under an existing Ground Lease and the Ground Sublease and Easement Agreement to SDG&E. The Ground Sublease and Easement Agreement (the “Sublease”) includes a put option by the Company to sell, and a call option by SDG&E to buy, the Plant at the end of the term of the PPA (Note 3). Management of Calpine determined that the PPA and put and call options absorb the majority of the risk from the Company such that the Company is a variable interest entity (“VIE”) and Calpine is not the primary beneficiary. As there is a new primary beneficiary, there was a change in the basis of accounting and all of the assets and liabilities contributed by Calpine and certain of its affiliates were measured at fair value as of May 1, 2007. Since May 1, 2007, the Company has devoted substantially all its efforts to constructing the Plant. Accordingly, the Company is considered to be in the development stage.

During May 2007, Calpine contributed assets and liabilities to the Company under the Contribution and Transfer Agreement. The following table summarizes the fair value of the Company’s assets and liabilities (in thousands):

Cash	$46,980
Property, plant and equipment	149,011
Deferred transmission credits	8,626
Intangible assets	46,119
Other current and non-current assets	891
Written call option	(46,119)
Other liabilities	(2,148)
Net member’s equity	$203,360

The realization of the Company’s assets is dependent upon the successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, which is dependent upon future events, including completion of the Plant.

2.   Impact of Calpine Bankruptcy

On December 20, 2005, Calpine and certain of its subsidiaries, including Calpine Construction Management Company, Inc. (“CCMCI”) and Calpine Operating Services Company, Inc. (“COSCI”) (collectively, the

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

“Calpine Debtors”), but not the Company, filed voluntary petitions for relief under Chapter 11 (the “Bankruptcy Filing”) of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Calpine Debtors’ plan of reorganization, as approved by its creditors, was confirmed by the Bankruptcy Court on December 19, 2007, and became effective on January 31, 2008. From December 20, 2005, through January 31, 2008, the Calpine Debtors continued to operate as debtors-in-possession under the protection of the Bankruptcy Court. In general, as debtors-in-possession, the Calpine Debtors were authorized to continue to operate as ongoing businesses but could not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court. While the Company was not a Calpine Debtor, it did have a project management agreement (“PMA”) with CCMCI and an operations and maintenance agreement (“O&M Agreement”) with COSCI. During the bankruptcy cases, CCMCI and COSCI assumed and continued to perform under their agreements with the Company.

3.   Summary of Significant Accounting Policies

Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company complies with the reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 7, “Development Stage Enterprises.”

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The use of cash is limited to the construction and operation activities of the Plant. The carrying amount of these instruments approximates fair value due to their short-term maturities.

Restricted Cash
The Company is required to maintain cash balances that are restricted by provisions of its construction financing agreement and require the Company to restrict certain cash inflows for use after the Plant becomes operational. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents in the Company’s balance sheets and statements of cash flows.

Capitalized Interest
The Company capitalizes interest on capital invested in the Plant during the advanced stages of development and the construction period. The Company’s qualifying assets include all of its construction in progress. Upon commercial operations of the Plant, capitalized interest, as a component of the total cost of the Plant, will be amortized over the estimated useful life of the Plant. Interest capitalized was $9.2 million for the year ended December 31, 2008, $1.4 million for the period from May 1, 2007 to December 31, 2007, and $10.6 million for the period from May 1, 2007 to December 31, 2008.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

Derivative Instruments
The Company recognizes all derivatives on the balance sheet as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Derivatives or any portions thereof that are not designated as effective hedges must be adjusted to fair value through earnings. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or will be recognized in accumulated other comprehensive income (“AOCI”) until the hedged items are recognized in earnings.

Long-Lived Assets
The Company evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Such cash flows do not include interest or tax expense cash outflows. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No impairment charge was recorded for the year ended December 31, 2008, or for the period from May 1, 2007 to December 31, 2007.

Asset Retirement Obligation
The Company has recorded all known asset retirement obligations for which the liability’s fair value can be reasonably estimated. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company’s asset retirement obligations primarily relate to land leases upon which the Plant is built. The Company recorded accretion expense of $53,269 for the year ended December 31, 2008, $4,830 for the period from May 1, 2007 to December 31, 2007, and $58,099 for the period from May 1, 2007 to December 31, 2008.

Deferred Financing Costs
Deferred financing costs are amortized over the life of the related debt instrument using the effective interest method. The Company recorded amortization expense of $0.4 million for the year ended December 31, 2008, nil for the period from May 1, 2007 to December 31, 2007, and $0.4 million for the period from May 1, 2007 to December 31, 2008. These costs are capitalized to construction in progress until commercial operations of the Plant.

Project Development Expense
Project development expense represents costs incurred by the Company related to anticipated post-operational needs of the Plant, including hiring and training of operations personnel which are not subject to capitalization under GAAP and are recorded when incurred.

Income Taxes
The Company is a single member limited liability company whose tax results are included in the consolidated U.S. federal and state income tax returns of Calpine and is treated as a taxable entity for financial reporting purposes. For financial reporting purposes, income taxes are allocated to the Company on a separate return basis. Income taxes are accounted for under the asset and liability method. The Company has reported its assets and liabilities at fair value as of the contribution date (Note 1); however, the deferred tax assets and liabilities are recorded based on Calpine’s original basis as there was no change in the tax entity. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

income in the period that includes the enactment date. The Company recognizes interest and penalties incurred in the provision for income taxes. For the year ended December 31, 2008, and for the period from May 1, 2007 to December 31, 2007, the Company did not incur any penalties or interest.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The Company reverses a previously recognized tax position in the first period in which it is no longer more-likely-than-not that the tax position would be sustained upon examination.

Intangible Assets and Written Call Option
Intangible assets consist of contractual rights and the put option included within the Agreements that were recorded at fair value on May 1, 2007, when Calpine contributed assets and liabilities to the Company. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Amortization of contractual rights under the Agreement totaling $42.6 million will commence upon achievement of commercial operations expected to be no later than October 3, 2009, and will be subject to amortization over the 10-year term of the PPA. The put option included within the Agreements is generally exercisable 180 days after the ninth anniversary of the commercial operation date through the tenth anniversary and allows the Company to put the facility to SDG&E for $280.0 million. The put has a value of $3.5 million and is not amortized but is reviewed at least annually for impairment. The carrying value of the put will be adjusted at the time the option is exercised or expires.

The Agreements also include a call option whereby SDG&E may purchase the facility for $377.0 million. The call option is valued at $46.1 million and is generally exercisable between the ninth and tenth anniversaries of the Plant’s commercial operation date. The carrying value of the call will be adjusted at the time the option is exercised or expires.

Fair Value of Financial Instruments
The carrying amounts of accounts payable and other current liabilities approximate their respective fair values due to their short-term maturities. See Note 5 for disclosures regarding the fair value of the Company’s project financing.

Concentration of Credit Risk
The financial instruments that potentially expose the Company to credit risk primarily consist of cash and derivative instruments. Cash amounts are held by major financial institutions. The counterparties to the interest rate swaps are major financial institutions. While the Company may be exposed to credit loss in the event of nonperformance by the counterparties, the Company does not anticipate such losses. Upon completion of development, the Company expects to sell power under the PPA with SDG&E.

New Accounting Pronouncements

SFAS No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years and interim periods beginning after November 15, 2008. Management has certain potential non-recurring, non-financial assets and non-financial liabilities recorded at fair value that fall within the scope of FSP No. FAS 157-2 that include asset retirement obligations initially measured at fair value and long-lived assets measured at fair value for impairment testing. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities as of January 1, 2009, and does not expect this standard to have a material impact on the Company’s future results of operations, cash flows or financial position. The Company adopted SFAS No. 157 as of January 1, 2008, related to financial assets and financial liabilities. See Notes 5 and 6 for a discussion of the impact of adopting this standard.

SFAS No. 161
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires only additional disclosures regarding derivatives and hedging activities and does not impact accounting entries, the Company does not expect this standard to have a material impact on the Company’s results of operations, cash flows or financial position.

4.   Property, Plant and Equipment

Property, plant and equipment, net of estimated salvage value of 10%, is depreciated using the straight-line method over the estimated useful life of the asset once commercial operations is achieved, generally 35 years for power plant assets, including interconnect pipelines.

As of December 31, 2008 and 2007, property, plant and equipment consisted of the following (in thousands):

	2008	2007
Construction in progress	$446,020	$247,659
Emission reduction credits	16,693	16,693
Property, plant and equipment	$462,713	$264,352

5.   Project Financing

On May 1, 2007, the Company entered into a  credit agreement with a group of lenders including ING Capital, LLC and Bayerische Landesbank for $377.0 million (the “Credit Agreement”). The Credit Agreement is non-recourse to Calpine and its affiliates other than the Company. The project financing will fund the balance of construction activities for the Plant. The construction loan is scheduled to convert to a term loan when the Plant achieves commercial operations and satisfies all conversion requirements of the Credit Agreement. In accordance with the agreement, the conversion must occur by October 31, 2009. The term loan matures on April 30, 2019. The Plant is expected to achieve commercial operations no later than October 3, 2009 and the Company expects the Credit Agreement to convert to a term loan in accordance with its terms at that time.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

The Company is currently seeking lender approval for a change order for additional budgeted construction costs of approximately $4.6 million to ensure that the Plant construction meets its revised October 3, 2009 commercial operations date. Lender approval did not occur prior to March 31, 2009 which temporarily prohibited the March 2009 construction draw under the Credit Agreement. Calpine will fund the March 2009 construction obligation of approximately $7.9 million until lender approval is obtained. Calpine will continue to fund construction until the Company obtains a waiver and can draw under the Credit Agreement. Once received, the waiver will permit the Company to reimburse Calpine a portion of the $7.9 million funded in March 2009.

Borrowings under the Credit Agreement bear variable interest that, depending on the specific terms of the loan are calculated based on the adjusted LIBOR plus an applicable margin of 1.5%. Principal payments of approximately $2.5 million are due every three months beginning October 31, 2009, with a balloon payment of approximately $282.5 million due on maturity. The effective interest rates were approximately 7.1% for the year ended December 31, 2008, 6.5% for the period from May 1, 2007 to December 31, 2007, and 6.9% for the period from May 1, 2007 to December 31, 2008.

The Credit Agreement requires the Company to maintain certain covenants, including debt service and debt to equity ratios, once the Plant commences commercial operations, as well as certain other funding and performance covenants.

As of December 31, 2008, the scheduled maturities of the project financing were as follows (in thousands):

2009	$2,487
2010	9,949
2011	9,949
2012	9,949
2013	9,949
Thereafter	214,074
Total	$256,357

The Company measures the fair value of its project financing using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements. The estimated fair value of the project financing was $227.0 million and $63.2 million as of December 31, 2008 and 2007, respectively.

6.   Fair Value Measurements

Effective January 1, 2008, management of the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 is to be applied prospectively as of the beginning of the year of adoption, except for limited retrospective application to selected items. The determination of the fair value incorporates various factors required under SFAS No. 157. These factors include the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and first priority liens).

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

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

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

Management utilizes market data (such as pricing services and broker quotes) and assumptions that market participants would use in pricing our assets or liabilities including assumptions about risks and the risks inherent to the inputs in the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The market data obtained from broker pricing services is evaluated to determine the nature of the quotes obtained and, where accepted as a reliable quote, used to validate our assessment of fair value; however, other qualitative assessments are used to determine the level of activity in any given market. Management primarily applies the market approach and income approach for recurring fair value measurements and utilizes what management believes to be the best available information. The valuation techniques used seek to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value balances are classified based on the observability of those inputs. The Company’s level 2 fair value derivative instruments consist of interest rate swaps where market data for pricing inputs is observable.

Management assesses non-performance risk by adjusting the fair value of the Company’s derivatives based on the credit standing of the counterparties involved and the impact of credit enhancements, if any. Such valuation adjustments represent the amount of probable loss due to default either by the Company or a third party. The calculation of the credit reserve on net asset positions is based on available market information including credit ratings, historical default information and credit default swap rates. Management also incorporates non-performance risk in net liability positions based on an assessment of market participant’s assumptions of our potential risk of default.

Currently, the Company has cash equivalents and restricted cash balances that are classified as level 1 financial instruments and interest rate swap agreements that are level 2 derivative instruments under the SFAS No. 157 fair value hierarchy. The cash equivalent and restricted cash balances are recorded at fair value due to their short-term maturities. Level 1 instruments include current assets of $11.6 million and $1.1 million at December 31, 2008 and 2007, respectively. The interest rate swaps are measured at fair values as discussed above and represent current derivative liabilities of $12.3 million and $2.5 million and long-term derivative liabilities of $72.3 million and $15.8 million at December 31, 2008 and 2007, respectively.

7.   Derivative Instruments

On May 3, 2007, the Company entered into two interest rate swap agreements to protect against changes in the floating interest rates on at least 90% of the construction loan up to $377.0 million and 100% of the term loan upon commencement of commercial operations. The interest rate swap agreements effectively converted the floating LIBOR component of the rate into a fixed rate of 5.29% so that the Company could better predict its future interest costs and protect itself against increases in floating rates. Swap payments are made or received based on the spread between the fixed rate and the LIBOR rate multiplied by the notional amounts outstanding.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

On October 31, 2007, the Company designated the swap agreements as cash flow hedges of the project financing. Prior to October 31, 2007, changes in fair value of the interest rate swaps had been recorded through earnings. For the period from May 3, 2007 to October 31, 2007, the Company recorded a loss in the statement of operations from the change in fair value of interest rate swaps of $8.3 million. Beginning November 1, 2007, changes in fair value related to the effective portion of the interest rate swaps had been recorded in AOCI. The Company recorded such losses in AOCI totaling $9.7 million for the period from November 1, 2007 to December 31, 2007. For the three-month period ended March 31, 2008, the Company recorded an unrealized loss in AOCI of $17.0 million. On March 31, 2008, the Company discontinued the cash flow hedges designation. Beginning April 1, 2008, AOCI related to these interest rate swaps was reclassified into interest expense in the same periods during which the hedged forecasted transaction affects earnings and the Company recorded mark-to-market gains and losses in earnings. Cash settlement activity related to interest rate swaps are presented in cash flows from operating activities in the statements of cash flows. For the year ended December 31, 2008, the Company recorded a loss of $17.0 million in AOCI and a mark-to-market loss of $49.6 million in the statements of operations. As of December 31, 2008, approximately $0.2 million of pre-tax losses related to terminated interest rate swap agreement accumulated on the balance sheet in AOCI are expected to be recognized in earnings during the next twelve months.

8.   Affiliate Transactions

Contribution from Member
On May 1, 2007, Calpine contributed cash, property, plant and equipment, other assets and liabilities to the Company under the Contribution and Transfer Agreement dated October 23, 2006. Calpine contributed its benefit to payments under a note receivable in the amount of $0.1 million during the period from May 1, 2007 to December 31, 2007, and $1.7 million in June of 2008. In addition to the payments due under the note receivable, Calpine contributed $8.9 million of cash to the Company from May 1, 2007 to December 31, 2008.

Project Management Agreement
On May 1, 2007, the Company entered into the PMA with CCMCI, whereby CCMCI would provide all project management and procurement services, installation services, commissioning services and post completion services for the construction of the Plant. The term of the PMA is through the PMA Performance Completion Date, the date on which all performance completion conditions under the agreement have been satisfied. Under this agreement, the Company recorded $4.4 million for the year ended December 31, 2008, $3.0 million for the period from May 1, 2007 to December 31, 2007, and $7.4 million for the period from May 1, 2007 to December 31, 2008, which are capitalized to construction in progress. As of December 31, 2008 and 2007, the Company had accounts payable to CCMCI of $0.8 million and $0.5 million, respectively.

In addition, in the event that the project completion date does not occur on or before the guaranteed completion date of May 1, 2009, CCMCI is required to pay delay liquidated damages to the Company in the amount of $101,000 per day. As of December 31, 2008, the Plant was more than 50% complete and is expected to begin commercial operations no later than October 3, 2009.

Operations and Maintenance Agreement
The Company has contracted with COSCI for the operation and maintenance of the Plant under the O&M Agreement dated May 1, 2007, and effective through the maturity date of the term loan under the Credit Agreement, with successive one-year renewals. Under the terms of the O&M Agreement, COSCI is obligated to perform all operation and maintenance services in connection with the business, including operation, repair and maintenance, administrative and billing services, technical analyses and contract administration. The

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

Company shall reimburse COSCI for its direct costs, including direct labor costs and other costs incurred in the performance of the services. The O&M Agreement stipulates a fee of $125,000 per quarter, escalating annually. The Company has not incurred costs under this agreement through December 31, 2008.

Calpine Payables
At December 31, 2008 and 2007, the Company had accounts payable to other Calpine affiliates of $3.9 million and $1.0 million, respectively, resulting from transactions in the ordinary course of business.

Amended and Restated Power Purchase Agreement
On May 1, 2007, the Company entered into the PPA with SDG&E, an affiliate, to sell all electric capacity of the Plant upon achieving commercial operations, which is anticipated to occur no later than October 3, 2009. The PPA has a term of 10 years from the commercial operations date. Under the terms of the PPA, the Company receives monthly payments, consisting of a capacity component, variable operation and maintenance component and a start-up payment. In addition, SDG&E will be responsible for fuel supply and transportation to the Plant.

In addition, in the event that the commercial operations date does not occur on or before the guaranteed commercial operation date of May 30, 2009, the Company is required to pay delay liquidated damages to SDG&E in the amount of $50,000 per day beyond the guaranteed commercial operation date, not to exceed $18.3 million. As of December 31, 2008, the Plant was more than 50% complete and is expected to begin commercial operations no later than October 3, 2009.

Restated Interconnection Facility Agreement
On May 1, 2007, Calpine Corporation assigned the Restated Interconnections Facility Agreement (“RIFA”) and Restated Interconnection Agreement (“RIA”) with SDG&E to the Company. The RIFA agreement requires SDG&E to design, engineer, construct and install the switchyard facilities and perform transmission upgrades in which the Company will reimburse SDG&E. As of December 31, 2008, the Company has recorded $22.7 million, including $8.6 million as deferred transmission credits, affiliate contributed from Calpine, for network upgrades and accrued interest under the RIFA, which is included in deferred transmission credits in the balance sheet. Upon commercial operations, the Company will be entitled to a repayment for the cost of the interconnection facilities that were considered network upgrades including interest from the time the original payments were made.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

9.   Provision for Income Taxes

The income tax provision reflected in the statements of operations consists of the following components:

		For the Periods May 1, 2007
		to December 31,
	2008	2007	2008
	(in thousands)
Current:
Federal	$—	$—	$—
State	28	—	28
Total current	28	—	28
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$28	$—	$28

The Company did not record a tax provision (benefit) for the period from May 1, 2007 to December 31, 2007, as a result of the full valuation allowance against current period losses and deferred tax assets. For the year ended December 31, 2008, the current state provision relates to the 2007 return to provision reconciliation. The differences between income taxes computed using the statutory U.S. federal income tax rate and that shown in the statements of operations are summarized as follows:

		For the Periods May 1, 2007
		to December 31,
	2008	2007	2008
	(in thousands)
Computed at statutory rate	$(18,278)	$(2,900)	$(21,178)
State franchise taxes, net of federal benefit	18	—	18
Change in valuation allowance	18,288	2,900	21,188
Total tax provision	$28	$—	$28

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

The temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008
	Current	Non-Current	Total
	(in thousands)
Deferred tax assets:
Deferred financing costs	$—	$122	$122
Derivative instruments	3,696	33,380	37,076
Written call agreement	—	20,219	20,219
Net operating loss carryover	—	2,495	2,495
Property, plant and equipment	—	85,783	85,783
Total gross deferred tax assets	3,696	141,999	145,695
Less: valuation allowance	(3,183)	(122,293)	(125,476)
Net deferred tax assets	513	19,706	20,219

Deferred tax liabilities:
Intangible asset	—	(20,219)	(20,219)
Total gross deferred tax liabilities	—	(20,219)	(20,219)
Net deferred tax asset (liability)	$513	$(513)	$—

	2007
	Current	Non-Current	Total
	(in thousands)
Deferred tax assets:
Deferred financing costs	$—	$122	$122
Derivative instruments	1,089	6,801	7,890
Written call agreement	—	20,219	20,219
Net operating loss carryover	—	2,160	2,160
Property, plant and equipment	—	85,658	85,658
Total gross deferred tax assets	1,089	114,960	116,049
Less: valuation allowance	(892)	(94,193)	(95,085)
Net deferred tax assets	197	20,767	20,964

Deferred tax liabilities:
Intangible asset	—	(20,219)	(20,219)
Prepaid expenses	(745)	—	(745)
Total gross deferred tax liabilities	(745)	(20,219)	(20,964)
Net deferred tax asset (liability)	$(548)	$548	$—-

For the year ended December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $6.5 million and $2.7 million, respectively, which will expire between 2022 and 2028 for U.S. federal purposes and 2018 for state purposes if not utilized. These NOL carryforwards include the effects of activities conducted by Calpine on the Company’s behalf from 2002 to April 30, 2007, prior to the contribution of assets and liabilities to the Company. In addition, as a result of the Bankruptcy Filing and other factors, Calpine concluded that impairment indicators existed for certain of the Company’s long-lived assets during 2005. These long-lived assets were evaluated for impairment based on probability-weighted alternatives of utilizing the assets versus reselling the assets to third parties. Prior to 2007, impairment and other charges

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

totaling approximately $195.0 million were recorded to reduce the assets to their estimated realizable value which were included in Calpine’s original basis contributed to the Company in May 2007 and resulted in a deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. Based on the weight of available positive and negative evidence, management determined it was appropriate to record a valuation allowance on all deferred tax assets at December 31, 2008 and 2007, to the extent not offset by taxable income generated by reversing temporary differences of the appropriate character within the carryback or carryforward periods. As a result, the Company has provided a valuation allowance of $125.5 million and $95.1 million as of December 31, 2008 and 2007, respectively.

The Company adopted SFAS No. 48, “Accounting for Uncertainty in Income Taxes” and had an unrecognized tax benefit of $2.1 million at the date of contribution of assets to Calpine. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at contribution date (May 1, 2007)	$2,091
Increases related to tax positions during the year ended December 31, 2008	16
Decrease related to prior year tax positions	—
Unrecognized tax benefits at December 31, 2008	$2,107

10. Commitments and Contingencies

Purchase Commitments
As of December 31, 2008, the Company had fixed fee contracts to purchase equipment and construction services with commitments of $81.4 million, which are expected to be paid in 2009.

Letters of Credit
As of December 31, 2008, the Company had a letter of credit available of $25.0 million. The purpose of the letter of credit is to secure the Company’s obligations to an affiliate, SDG&E, under the PPA (Note 8). There were no amounts outstanding under this letter of credit at December 31, 2008. The letter of credit is renewable annually through the term of the PPA.

As of December 31, 2008, a letter of credit was available for $30.0 million for the benefit of the Company as required under the Credit Agreement. The purpose of the letter of credit is to secure CCMCI’s obligations to the Company under the PMA, including obligations that would become due for liquidated damages (Note 8). The Company has not drawn amount under this letter of credit as of December 31, 2008. The letter of credit is renewable annually through completion of the Plant as defined in the PMA.

Ground Sublease and Easement Agreement
On May 1, 2007, the Company entered into a Ground Sublease and Easement Agreement with Calpine, which was subsequently assigned to an affiliate, SDG&E (Note 1), that expires on July 7, 2032. As subrent under this agreement, the Company shall pay to SDG&E base subrent equal to $1.00 per year and shall pay directly to the lessor on SDG&E’s behalf all of the other amounts owing by SDG&E under the original Ground Lease (whether as rent, additional rent or otherwise) including taxes and similar charges that the SDG&E is obligated to pay under the Ground Lease. The Ground Sublease and Easement Agreement is accounted for as an operating lease.

Otay Mesa Energy Company, LLC
(A Development Stage Company)
Notes to Financial Statements

As of December 31, 2008, minimum lease payments are as follows (in thousands):

2009	$865
2010	891
2011	918
2012	946
2013	974
Thereafter	24,488
Total	$29,082

Parcel One Lease Agreement
On May 1, 2007, Calpine assigned the Parcel One Lease Agreement to the Company whereby the Company paid an annual reservation fee which was amortized monthly to construction in progress until such time as the land was parceled and available for lease. On January 10, 2008, the Company made the annual reservation fee payment of $0.6 million for the year ended December 31, 2008. On June 17, 2008, the Parcel One Lease Agreement was amended to reflect reparcelization of the lessor’s land in April 2008 and to identify the specific parcels, now called Parcel 1 and Parcel 2, which lessor leases to the Company. The amended lease agreement commenced on April 23, 2008, and expires on June 30, 2009.

Liquidated Damages
The Company expects to incur liquidated damages of approximately $5.4 million under the PPA (Note 8) based upon the expected commercial operations date of October 3, 2009.

Litigation
The Company is involved in various legal and litigation matters arising in the normal course of business. Management of the Company does not expect that the outcome of these proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-152982) and Form S-8 (Nos. 333-149074 and 333-153860) of Calpine Corporation of our report dated March 31, 2009, relating to the financial statements of Otay Mesa Energy Center, LLC (a development stage company) which appears in this Form 10K/A.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 31, 2009

EXHIBIT 31.1.1

CERTIFICATIONS

I, Jack A. Fusco, certify that:

1.    I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Calpine Corporation (the “registrant”);

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.    Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: March 31, 2009

/s/ JACK A. FUSCO
Jack A. Fusco
President, Chief Executive Officer
and Director
Calpine Corporation

EXHIBIT 31.2.1

CERTIFICATIONS

I, Zamir Rauf, certify that:

1.    I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Calpine Corporation (the “registrant”);

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.    Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: March 31, 2009

/s/ ZAMIR RAUF
Zamir Rauf
Executive Vice President and
Chief Financial Officer
Calpine Corporation

EXHIBIT 32.1.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Annual Report of Calpine Corporation (the “Company”) on Form 10-K/A as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his or her knowledge, based upon a review of the Report:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ JACK A. FUSCO	/s/ ZAMIR RAUF
Jack A. Fusco	Zamir Rauf
President, Chief Executive Officer	Executive Vice President and
and Director	Chief Financial Officer
Calpine Corporation	Calpine Corporation

Dated: March 31, 2009

A signed original of this written statement required by Section 906 has been provided to Calpine Corporation and will be retained by Calpine Corporation and furnished to the Securities and Exchange Commission or its staff upon request.