Form 10-Q
period 2010-03-31
CALPINE CORP
filed 2010-05-05
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
[X] Yes               [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  444,234,522 shares of Common Stock, par value $.001 per share, outstanding on May 3, 2010.

CALPINE CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

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

ABBREVIATION	DEFINITION

2009 Form 10-K	Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010

Adjusted EBITDA
EBITDA as adjusted for the effects of (a) impairment charges, (b) reorganization items, (c) major maintenance expense, (d) operating lease expense, (e) any unrealized gains or losses on commodity derivative mark-to-market activity, (f) adjustments to reflect only the Adjusted EBITDA from our unconsolidated investments, (g) stock-based compensation expense, (h) non-cash gains or losses on sales, dispositions or impairments of assets, (i) non-cash gains and losses from intercompany foreign currency translations, (j) any gains or losses on the repurchase or extinguishment of debt and (k) any other extraordinary, unusual or non-recurring items

AOCI	Accumulated Other Comprehensive Income

Average availability	Represents the total hours during the period that our plants were in-service or available for service as a percentage of the total hours in the period

Average capacity factor (excluding peakers)
The average capacity factor (excluding peakers) is a measure of total actual generation as a percent of total potential generation. It is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by (b) the product of multiplying (i) the average total MW in operation during the period by (ii) the total hours in the period

BLM	Bureau of Land Management of the U.S. Department of the Interior

Blue Spruce	Blue Spruce Energy Center, LLC, an indirect, wholly owned subsidiary that owns Blue Spruce Energy Center, a 310 MW natural gas-fired peaker power plant located in Aurora, Colorado

Btu	British thermal unit(s), a measure of heat content

CalGen	Calpine Generating Company, LLC, an indirect, wholly owned subsidiary

CalGen Third Lien Debt
Together, the $680,000,000 Third Priority Secured Floating Rate Notes Due 2011, issued by CalGen and CalGen Finance Corp.; and the $150,000,000 11 1/2% Third Priority Secured Notes Due 2011, issued by CalGen and CalGen Finance Corp., in each case repaid on March 29, 2007

Calpine Equity Incentive Plans	Collectively, the Director Plan and the Equity Plan, which provide for grants of equity awards to Calpine employees and non-employee members of Calpine’s Board of Directors

CCFC	Calpine Construction Finance Company, L.P., an indirect, wholly owned subsidiary

CCFC Notes	The $1.0 billion aggregate principal amount of 8.0% Senior Secured Notes due 2016 issued May 19, 2009, by CCFC and CCFC Finance Corp.

CCFC Old Notes
The $415 million total aggregate principal amount of Second Priority Senior Secured Floating Rate Notes Due 2011 issued by CCFC and CCFC Finance, comprising $365 million aggregate principal amount issued August 14, 2003, and $50 million aggregate principal amount issued September 25, 2003, and redeemed, in each case, on June 18, 2009

CCFCP	CCFC Preferred Holdings, LLC

CCFCP Preferred Shares	The $300 million of six-year redeemable preferred shares due 2011 issued by CCFCP and redeemed on or before July 1, 2009

ABBREVIATION	DEFINITION

CCFC Term Loans
The $385 million First Priority Senior Secured Institutional Term Loans due 2009 borrowed by CCFC under the Credit and Guarantee Agreement, dated as of August 14, 2003, among CCFC, the guarantors party thereto, and Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner, administrative agent and syndication agent, and repaid on May 19, 2009

CEHC	Conectiv Energy Holding Company, a wholly owned subsidiary of Conectiv

Channel Energy Center	Our 593 MW natural gas-fired cogeneration power plant located in Houston, Texas

Chapter 11	Chapter 11 of the U.S. Bankruptcy Code

Cogeneration	Using a portion or all of the steam generated in the power generating process to supply a customer with steam for use in the customer’s operations

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
Non-GAAP financial measure that includes power and steam revenues, sales of purchased power and natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, RGGI compliance costs, and cash settlements from our marketing, hedging and optimization activities that are included in mark-to-market activity, but excludes the unrealized portion of our mark-to-market activity and other revenues

Commodity revenue
The sum of our revenues from power and steam sales, sales of purchased power and natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue, and cash settlements from our marketing, hedging and optimization activities that are included in our mark-to-market activity in operating revenues, but excludes the unrealized portion of our mark-to-market activity

Company	Calpine Corporation, a Delaware corporation, and its subsidiaries

Conectiv	Conectiv Energy, a wholly owned subsidiary of PHI

Confirmation Order
The order of the U.S. Bankruptcy Court entitled “Findings of Fact, Conclusions of Law, and Order Confirming Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the U.S. Bankruptcy Code,” entered December 19, 2007, confirming the Plan of Reorganization pursuant to section 1129 of the U.S. Bankruptcy Code

CPUC	California Public Utilities Commission

Director Plan	Calpine Corporation 2008 Director Incentive Plan

EBITDA	Earnings before interest, taxes, depreciation and amortization

Effective Date	January 31, 2008, the date on which the conditions precedent enumerated in the Plan of Reorganization were satisfied or waived and the Plan of Reorganization became effective

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

EPA	U.S. Environmental Protection Agency

Equity Plan	Calpine Corporation 2008 Equity Incentive Plan

Exchange Act	U.S. Securities Exchange Act of 1934, as amended

ABBREVIATION	DEFINTION

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

First Lien Notes	$1.2 billion aggregate principal amount of 7 1/4% senior secured notes due 2017 issued October 21, 2009, in exchange for a like principal amount of term loans under the First Lien Credit Facility

GAAP	Generally accepted accounting principles in the U.S.

Geysers Assets	Our geothermal power plant assets, including our steam extraction and gathering assets, located in northern California consisting of 15 operating power plants and one plant not in operation

GHG	Greenhouse gas(es), primarily carbon dioxide (CO2), and including methane (CH4), nitrous oxide (N2O), sulfur hexafluoride (SF6), hydrofluorocarbons (HFCs) and perfluorocarbons (PFCs)

Greenfield LP
Greenfield Energy Centre LP, a 50% joint venture interest between certain of our subsidiaries and a third party which operates the Greenfield Energy Centre, a 1,005 MW natural gas-fired power plant in Ontario, Canada

Heat Rate(s)	A measure of the amount of fuel required to produce a unit of power

ISO	Independent System Operator

ISO NE	ISO New England

kWh	Kilowatt-hour(s), a measure of power produced

LIBOR	London Inter-Bank Offered Rate

Lyondell	Collectively, Lyondell Chemical Co. and certain of its subsidiaries, which filed for protection under Chapter 11 in the U.S. Bankruptcy Court

Market Capitalization
As of any date, Calpine Corporation’s then market capitalization calculated using the rolling 30-day weighted average trading price of Calpine Corporation’s common stock, as defined in and calculated in accordance with the Calpine Corporation amended and restated certificate of incorporation

Market Heat Rate(s)	The regional power price divided by the corresponding regional natural gas price

MMBtu	Million Btu

MW	Megawatt(s), a measure of plant capacity

MWh	Megawatt hour(s), a measure of power produced

NOL(s)	Net operating loss(es)

NYISO	New York ISO

NYMEX	New York Mercantile Exchange

OCI	Other Comprehensive Income

OMEC	Otay Mesa Energy Center, LLC, an indirect, wholly owned subsidiary that owns the Otay Mesa Energy Center, a 608 MW power plant located in San Diego county, California

OTC	Over-the-Counter

PCF	Power Contract Financing, L.L.C.

PCF III	Power Contract Financing III, LLC

PG&E	Pacific Gas & Electric Company

PHI	Pepco Holdings, Inc.

PJM	Pennsylvania - New Jersey - Maryland Interconnection

v

ABBREVIATION	DEFINITION

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

PSCo	Public Service Company of Colorado, a wholly owned subsidiary of Xcel Energy Inc.

REC	Renewable Energy Credit

RGGI	Regional Greenhouse Gas Initiative

Rocky Mountain	Rocky Mountain Energy Center, LLC, an indirect, wholly owned subsidiary that owns Rocky Mountain Energy Center, a 621 MW combined-cycle, natural gas-fired power plant located in Keenesburg, Colorado

SDG&E	San Diego Gas & Electric Company

SEC	U.S. Securities and Exchange Commission

SO2	Sulfur dioxide

Spark spread(s)	The difference between the sales price of power per MWh and the cost of fuel to produce it

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

U.S. Debtors
Calpine Corporation and each of its subsidiaries and affiliates that filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, which matters are being jointly administered in the U.S. Bankruptcy Court under the caption In re Calpine Corporation, et al., Case No. 05-60200 (BRL)

VAR	Value-at-risk

VIE(s)	Variable interest entity(ies)

Whitby	Whitby Cogeneration Limited Partnership, a 50% equity interest

INDEX

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to:

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

•	Risks associated with the operation, construction and development of power plants, including unscheduled outages or delays and plant efficiencies;
•	Present and possible future claims, litigation and enforcement actions;
•	The expiration or termination of our PPAs and the related results on revenues;
•	Our planned asset divestiture and/or acquisition may not close as planned;
•	Future PJM capacity revenues expected from the planned acquisition of the power generation assets from Conectiv may not occur at expected levels; and
•	Other risks identified in this Report and our 2009 Form 10-K.

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

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in millions, except share and per share amounts)
Operating revenues	$1,539	$1,677

Cost of revenue:
Fuel and purchased energy expense	969	1,015
Plant operating expense	225	248
Depreciation and amortization expense	140	109
Other cost of revenue	20	23
Total cost of revenue	1,354	1,395
Gross profit	185	282
Sales, general and other administrative expense	25	45
Income from unconsolidated investments in power plants	(7)	(17)
Other operating expense	5	3
Income from operations	162	251
Interest expense	195	210
Interest (income)	(2)	(6)
Other (income) expense, net	6	4
Income (loss) before reorganization items and income taxes	(37)	43
Reorganization items	—	3
Income (loss) before income taxes	(37)	40
Income tax expense	11	9
Net income (loss)	(48)	31
Net loss attributable to the noncontrolling interest	1	1
Net income (loss) attributable to Calpine	$(47)	$32

Basic earnings (loss) per common share:
Weighted average shares of common stock outstanding (in thousands)	485,921	485,362
Net income (loss) per common share attributable to Calpine – basic	$(0.10)	$0.07

Diluted earnings (loss) per common share:
Weighted average shares of common stock outstanding (in thousands)	485,921	485,595
Net income (loss) per common share attributable to Calpine – diluted	$(0.10)	$0.07

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

INDEX

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(in millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents ($289 and $242 attributable to VIEs. See Note 1)	$1,117	$989
Accounts receivable, net of allowance of $2 and $14	594	750
Margin deposits and other prepaid expense	285	490
Restricted cash, current ($278 and $322 attributable to VIEs. See Note 1)	309	508
Derivative assets, current	1,943	1,119
Inventory and other current assets	210	243
Total current assets	4,458	4,099

Property, plant and equipment, net ($5,777 and $5,319 attributable to VIEs. See Note 1)	12,034	11,583
Restricted cash, net of current portion ($41 and $45 attributable to VIEs. See Note 1)	48	54
Investments	84	214
Long-term derivative assets	292	127
Other assets	563	573
Total assets	$17,479	$16,650
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462	$578
Accrued interest payable	99	54
Debt, current portion ($121 and $106 attributable to VIEs. See Note 1)	305	463
Derivative liabilities, current	1,971	1,360
Other current liabilities	237	294
Total current liabilities	3,074	2,749

Debt, net of current portion ($3,288 and $3,042 attributable to VIEs. See Note 1)	9,239	8,996
Deferred income taxes, net of current portion	58	54
Long-term derivative liabilities	362	197
Other long-term liabilities	213	208
Total liabilities	12,946	12,204

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value per share; 100,000,000 shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 1,400,000,000 shares authorized; 444,673,028 shares issued and 444,225,165 shares outstanding at March 31, 2010 and 443,325,827 shares issued and 442,998,255 shares outstanding at December 31, 2009	1	1
Treasury stock, at cost, 447,863 shares at March 31, 2010 and 327,572 shares at December 31, 2009	(5)	(3)
Additional paid-in capital	12,262	12,256
Accumulated deficit	(7,587)	(7,540)
Accumulated other comprehensive loss	(135)	(266)
Total Calpine stockholders’ equity	4,536	4,448
Noncontrolling interest	(3)	(2)
Total stockholders’ equity	4,533	4,446
Total liabilities and stockholders’ equity	$17,479	$16,650

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

INDEX

CALPINE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(48)	$31
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense (1)	158	132
Income from unconsolidated investments in power plants	(7)	(17)
Deferred income taxes	14	10
Loss on disposal of assets	9	10
Unrealized mark-to-market activity, net	(109)	(126)
Stock-based compensation expense	6	13
Other	3	5
Change in operating assets and liabilities:
Accounts receivable	161	194
Derivative instruments	(37)	(114)
Other assets	228	300
Accounts payable and accrued expenses	(103)	(200)
Other liabilities	(5)	(158)
Net cash provided by operating activities	270	80
Cash flows from investing activities:
Purchases of property, plant and equipment	(66)	(51)
Cash acquired due to consolidation of OMEC	8	—
Contributions to unconsolidated investments	—	(4)
Decrease in restricted cash	212	27
Other	—	1
Net cash provided by (used in) investing activities	154	(27)
Cash flows from financing activities:
Repayments of project financing, notes payable and other	(259)	(130)
Borrowings from project financing, notes payable and other	1	71
Repayments of First Lien Credit Facility	(36)	(15)
Financing costs	—	(7)
Other	(2)	(3)
Net cash used in financing activities	(296)	(84)
Net increase (decrease) in cash and cash equivalents	128	(31)
Cash and cash equivalents, beginning of period	989	1,657
Cash and cash equivalents, end of period	$1,117	$1,626
Cash paid during the period for:
Interest, net of amounts capitalized	$144	$226
Income taxes	$3	$—
Reorganization items included in operating activities, net	$—	$3

Supplemental disclosure of non-cash investing and financing activities:

Settlement of commodity contract with project financing	$—	$79
Change in capital expenditures included in accounts payable	$(1)	$10
__________
(1)	Includes depreciation and amortization that is recorded in sales, general and other administrative expense and interest expense on our Consolidated Condensed Statements of Operations.

The accompanying notes are an integral part of these
Consolidated Condensed Financial Statements.

INDEX

CALPINE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

We are an independent wholesale power generation company engaged in the ownership and operation of natural gas-fired and geothermal power plants in North America. We have a significant presence in the major competitive power markets in the U.S., including California and Texas. We sell wholesale power, steam, regulatory capacity, renewable energy credits and ancillary services to our customers, including industrial companies, retail power providers, utilities, municipalities, independent electric system operators, marketers and others. We engage in the purchase of natural gas as fuel for our power plants and in related natural gas transportation and storage transactions, and in the purchase of electric transmission rights to deliver power to our customers. We also enter into natural gas and power, commodity and financial derivative transactions to economically hedge our business risks and optimize our portfolio of power plants.

Basis of Interim Presentation — The accompanying unaudited, interim Consolidated Condensed Financial Statements of Calpine Corporation, a Delaware corporation, and consolidated subsidiaries have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary for a fair statement of the information required to be set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Form 10-K. The results for interim periods are not necessarily indicative of the results for the entire year primarily due to seasonal fluctuations in our revenues, major maintenance expense and volatility of commodity prices.

Consolidation of OMEC — We were required by GAAP to adopt a new accounting standard for VIEs which became effective January 1, 2010 and required us to perform an analysis to determine whether we should consolidate any of our previously unconsolidated VIEs or deconsolidate any of our previously consolidated VIEs. We completed our required analysis and determined that we are the primary beneficiary of OMEC. Accordingly, as required by GAAP, we consolidated OMEC effective January 1, 2010. The consolidation of OMEC on January 1, 2010 was accounted for using historical cost and resulted in the addition to our Consolidated Condensed Balance Sheet of approximately $8 million in cash and cash equivalents, $535 million in net property, plant and equipment, $26 million in other current and non-current assets, $375 million in project debt and $50 million in other current and non-current liabilities and the removal of $144 million representing our investment balance in OMEC. Our Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2010 include the consolidated balances of OMEC. We presented our investment in OMEC’s net assets, revenues and expenses under the equity method of accounting as of December 31, 2009 and for the three months ended March 31, 2009. We made no other changes to our group of subsidiaries that we consolidate as a result of the adoption of this new standard. See Note 4 for further discussion of accounting for our VIEs.

Planned Acquisition and Divestiture/Subsequent Events — On April 20, 2010, we entered into a purchase agreement to acquire all of the power generation assets of Conectiv for $1.65 billion, subject to certain adjustments. The acquisition, once closed, will significantly increase our presence in our North segment. Additionally, we entered into a sales agreement on April 2, 2010 to sell Blue Spruce and Rocky Mountain for $739 million, subject to certain working capital adjustments at closing. See Note 2 for further discussion of our planned acquisition and divestiture.

Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures included in our Consolidated Condensed Financial Statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments and Derivatives — The carrying values of cash equivalents (including amounts in restricted cash), accounts receivable, accounts payable and other receivables and payables approximate their respective fair values due to their short-term maturities. See Note 6 for disclosures regarding the fair value of our debt instruments and Notes 7 and 8 for disclosures regarding the fair values of our derivative instruments.

Concentrations of Credit Risk — Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, restricted cash, accounts and notes receivable and derivative assets. Certain of our cash and cash equivalents, as well as our restricted cash balances, exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents and restricted cash in what we believe are credit-worthy financial institutions and certain of our money market accounts invest in U.S. Treasury securities or other obligations issued or guaranteed by the U.S. Government, its agencies or instrumentalities. Additionally, we actively monitor the credit risk of our receivable and derivative counterparties. Our accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the U.S. We generally have not collected collateral for accounts receivable from utilities and end-user customers; however, we may require collateral in the future. For financial and commodity counterparties, we evaluate the net accounts receivable, accounts payable and fair value of commodity contracts and may require security deposits, cash margin or letters of credit to be posted if our exposure reaches a certain level or their credit rating declines.

INDEX

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We have certain project finance facilities and lease agreements that require us to establish and maintain segregated cash accounts which have been pledged as security in favor of the lenders under such project finance facilities, and the use of certain cash balances on deposit in such accounts is limited, at least temporarily, to the operations of the respective projects. At March 31, 2010, and December 31, 2009, we had cash and cash equivalents of $295 million and $264 million, respectively, that were subject to such project finance facilities and lease agreements. Cash and cash equivalent balances that can only be used to settle the obligations of our consolidated VIEs have been disclosed on the face of our Consolidated Condensed Balance Sheets as required under a new accounting standard. See Note 4 for a further discussion of accounting for our VIEs.

Restricted Cash — Certain of our debt agreements, lease agreements or other operating agreements require us to establish and maintain segregated cash accounts, the use of which are restricted. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for payments such as for debt service, rent, major maintenance and debt repurchases or with applicable regulatory requirements. Funds that can be used to satisfy obligations due during the next 12 months are classified as current restricted cash, with the remainder classified as non-current restricted cash. Restricted cash is generally invested in accounts earning market rates; therefore, the carrying value approximates fair value. Such cash is excluded from cash and cash equivalents on our Consolidated Condensed Balance Sheets and Statements of Cash Flows. The table below represents the components of our restricted cash as of March 31, 2010, and December 31, 2009 (in millions):

	March 31, 2010			December 31, 2009
	Current	Non-Current	Total	Current	Non-Current	Total
Debt service	$41	$24	$65	$193	$25	$218
Rent reserve	16	—	16	34	—	34
Construction/major maintenance	105	17	122	87	22	109
Security/project/insurance	113	—	113	146	—	146
Other	34	7	41	48	7	55
Total	$309	$48	$357	$508	$54	$562

Inventory — At March 31, 2010, and December 31, 2009, we had inventory of $174 million and $209 million, respectively. Inventory primarily consists of spare parts, stored natural gas, emission reduction credits and natural gas exchange imbalances. Inventory, other than spare parts, is stated primarily at the lower of cost or market value under the weighted average cost method. Spare parts inventory is valued at weighted average cost and are expensed to plant operating expense or capitalized to property, plant and equipment as the parts are utilized and consumed.

Investments — We use the equity method of accounting to record our net interest in Greenfield LP, a 50% joint venture interest and Whitby, a 50% equity interest where we exercise significant influence over operating and financial policies. As discussed above, we presented our investment in OMEC’s net assets, revenues and expenses under the equity method of accounting as of December 31, 2009 and for the three months ended March 31, 2009. Our share of net income (loss) is calculated according to our equity ownership or according to the terms of the applicable partnership agreement. See Note 4 for further discussion of our VIEs and unconsolidated investments.

New Accounting Standards and Disclosure Requirements

Consolidation of VIEs and Additional VIE Disclosures — Effective for interim and annual periods beginning after November 15, 2009, GAAP amended the accounting standard for determining which enterprise is the primary beneficiary of a VIE, added additional VIE disclosure requirements and amended guidance for determining whether an entity is a VIE. The new standard generally replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary of a VIE to a more qualitative assessment with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and also has the obligation to absorb losses or receive benefits from the VIE. We completed our analysis for the three months ended March 31, 2010, and determined that the consolidation of OMEC was required. See Note 4 for further discussion of implementation of this new accounting standard.

The new standard and disclosure requirements also add:

•
A requirement to perform ongoing reassessments each reporting period of whether we are the primary beneficiary of our VIEs, which could require us to consolidate our VIEs that are currently not consolidated or deconsolidate our VIEs that are currently consolidated based upon our reassessments in future periods.

•
Disclosure provisions to present separately on the face of the statement of financial position the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary. Our Consolidated Condensed Balance Sheets include these required disclosures. The new standard also reduces required disclosures for consolidated VIEs without such restrictions if we are the equity holder and primary beneficiary.

•
An additional reconsideration event for determining whether an entity is a VIE if any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of a VIE that most significantly impact the VIE’s economic performance.

Fair Value Measurements and Disclosures — In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” to enhance disclosure requirements relating to different levels of assets and liabilities measured at fair value and to clarify certain existing disclosures. The update requires disclosure of significant transfers in and out of levels 1 and 2 and gross presentation of purchases, sales, issuances and settlements in the level 3 reconciliation of beginning and ending balances. The new disclosure requirements relating to level 3 activity are effective for interim and annual periods beginning after December 15, 2010, and all the other requirements are effective for interim and annual periods beginning after December 15, 2009. We adopted all of the disclosure requirements related to this update for the three months ended March 31, 2010 and 2009. Since this update only requires additional disclosures, this standard did not have a material impact on our results of operations, cash flows or financial condition. See Note 7 for disclosure of our fair value measurements in accordance with these disclosure requirements.

2.  Planned Acquisition and Divestiture

We have entered into certain agreements relating to a planned acquisition and divestiture as described below:

Acquisition of Conectiv

Through our wholly owned, indirect subsidiary, New Development Holdings, LLC, we entered into a purchase agreement on April 20, 2010 with PHI, Conectiv and CEHC.

Pursuant to the purchase agreement, we have agreed to purchase from Conectiv, all of the membership interests in CEHC, and thereby acquire all of their power generation assets, which include 18 operating power plants and one plant under construction, with approximately 4,490 MW of capacity (including completion of the power plant under construction and scheduled upgrades) for a purchase price of $1.65 billion in cash, plus the market value of the fuel oil inventory at closing, and subject to other adjustments including the level of working capital and non-fuel oil inventory at closing and actual capital expenditures relative to budgeted capital expenditures through the closing date. We will not acquire CEHC’s trading book, collateral requirements or load-serving auction obligations. In addition, we will not assume any of CEHC’s off-site environmental liabilities or pre-close pension and retirement welfare liabilities. The transaction is targeted to close by June 30, 2010. Effective July 1, 2010, the purchase price will be subject to a per diem reduction for each day closing does not occur of $360,000 in July, $363,500 in August, $237,500 in September, $195,000 in October, $189,500 in November, and $219,500 in December.

The obligations of the parties under the purchase agreement are subject to customary closing conditions, including, among others, obtaining required regulatory, governmental and other third party consents and approvals and the absence of any legal restraint that would make the transaction illegal or otherwise prevent the transaction from closing. The parties have agreed to customary indemnifications for breaches of representations, warranties or covenants made by the parties under the purchase agreement, subject to agreed limitations. The indemnifications for breaches of representations and warranties are capped at $320 million (except with respect to specific representations and in the case of fraud, bad faith or willful misconduct) and subject to a $10 million deductible. In addition, PHI and Conectiv have agreed to indemnify us for specific matters identified in the purchase agreement.

INDEX

The purchase agreement contains customary termination rights for the parties and may be terminated at any time by us or PHI if the closing fails to occur before December 31, 2010. We have early termination rights if specified events occur or do not occur, or if specified documents are not delivered by certain dates, including audited financial statements of CEHC and its consolidated subsidiaries, PHI lender consents and certain other transaction documents. Termination under certain circumstances, requires liquidated damages to be paid, the amount of which depends on the reason for termination. The liquidated damages that would be payable by PHI range from $20 million to $175 million and the liquidated damages that would be payable by us range from $40 million to $175 million. The parties are not entitled to specific performance under the purchase agreement, other than with respect to certain specified covenants.

Sale of Blue Spruce and Rocky Mountain

On April 2, 2010, we, through our wholly owned subsidiaries Riverside Energy Center, LLC and Calpine Development Holdings, Inc., entered into an agreement with PSCo to sell 100% of our ownership interests in Blue Spruce and Rocky Mountain for approximately $739 million, subject to certain working capital adjustments at closing.

Both power plants currently provide power and capacity to PSCo under PPAs, which materially expire in 2013 and 2014, and we will continue to operate Blue Spruce and Rocky Mountain through closing of the transaction which is expected to occur in December 2010. The sales are subject to certain state and federal regulatory approvals. The transaction is expected to free up restricted cash of approximately $90 million at closing. We expect to use the sales proceeds received and freed up restricted cash to repay project debt (with an expected balance of approximately $412 million, after expected repayments prior to closing), for general corporate purposes and focus more resources on our core markets.

As of March 31, 2010, the Blue Spruce and Rocky Mountain assets to be sold primarily consist of property, plant and equipment of approximately $625 million net of accumulated depreciation and amortization of approximately $108 million.

While the agreement to sell Blue Spruce and Rocky Mountain was signed on April 2, 2010, there was considerable uncertainty related to the sales of these assets as of March 31, 2010 during continuing negotiations of acceptable terms and conditions with the buyer. Therefore, we did not classify our Blue Spruce and Rocky Mountain assets as assets held for sale on our Consolidated Condensed Balance Sheet as of March 31, 2010. However, these assets may meet this criteria and be reported as assets held for sale and discontinued operations, as required by GAAP, in future periods.

3.  Property, Plant and Equipment, Net

As of March 31, 2010, and December 31, 2009, the components of property, plant and equipment were stated at cost less accumulated depreciation as follows (in millions):

	March 31, 2010	December 31, 2009
Buildings, machinery and equipment	$13,907	$13,373
Geothermal properties	1,092	1,050
Other	223	232
	15,222	14,655
Less: Accumulated depreciation	3,436	3,322
	11,786	11,333
Land	73	74
Construction in progress	175	176
Property, plant and equipment, net	$12,034	$11,583

 Change in Depreciation Methods, Useful Lives and Salvage Values

As further discussed in our 2009 Form 10-K and as described below, effective October 1, 2009, we made two changes to our methods of depreciation including (i) changing from composite depreciation to component depreciation for our rotable parts utilized in our natural gas-fired power plants and (ii) changing from the units of production method to the straight line method for our Geysers Assets. In addition, we completed a life study for each of our natural gas-fired power plants and our Geysers Assets, and changed our estimate of their remaining useful lives of our power plants and the useful lives and salvage values of our rotable parts utilized in our natural gas-fired power plants.

Component Depreciation for Rotable Parts at our Natural Gas-Fired Power Plants — During the three months ended March 31, 2009, we used the composite depreciation method for all of our natural gas-fired power plant assets. Under this method, all assets comprising each power plant were combined into one group and depreciated under a composite depreciation rate. Effective October 1, 2009, we componentized our rotable parts for our natural gas-fired power plant assets for purposes of calculating depreciation. This change in the method of depreciation for rotable parts was considered a change in accounting estimate inseparable from a change in accounting principle, and resulted in changes to our depreciation expense prospectively. This change to component depreciation for our rotable parts utilized in our natural gas-fired power plants also resulted in changes to the useful lives of our rotable parts which are now generally estimated to range from 3 to 18 years. Furthermore, we reduced our estimate of salvage value for our rotable parts to 0.15% of original cost to reflect our expectation with these separable parts. Prior to this change, our composite useful lives for our natural gas-fired power plant assets, including our rotable parts, were 35 years and 40 years for our combined-cycle and our simple-cycle power plant assets, respectively. We also revised the estimated useful lives of our remaining composite pools to 37 years and 47 years for our combined-cycle and simple-cycle power plant assets, respectively based in part on the results of our separate useful life study. Our change in useful lives is considered a change in accounting estimate and resulted in changes to our depreciation expense prospectively.

Straight Line Method for our Geysers Assets — During the three months ended March 31, 2009, our Geysers Assets used the units of production method for depreciation. Our units of production depreciation rate was calculated using a depreciable base of the net book value of the Geysers Assets plus the expected future capital expenditures over the economic life of the geothermal reserves. The rate of depreciation per MWh was determined by dividing the depreciable base by total expected future generation. As a result of our change from the units of production method to the straight line method for our Geysers Assets, and based in part on the results of our separate useful life study, we are now using estimates of the remaining composite useful lives of our Geysers Assets which are 59 years and 13 years for our Geysers steam extraction and gathering assets and our Geysers power plant assets, respectively. Our change in the method of depreciation for our Geysers Assets is considered a change in accounting estimate inseparable from a change in accounting principle, and resulted in changes to depreciation expense prospectively.

4.  Variable Interest Entities and Unconsolidated Investments

We consolidate all of our VIEs where we have determined that we are the primary beneficiary.

New Accounting Standards for Consolidation of VIEs

Implementation — As further discussed in Note 1, a new accounting standard became effective January 1, 2010 related to accounting for and consolidation of VIEs, which required us to perform an analysis of whether we are the primary beneficiary of our VIEs. The new standard generally replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary of a VIE to a more qualitative assessment with an approach focused on identifying which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits from the VIE.

Implementation of this new accounting standard also required disclosure of the significant assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE and the significant liabilities of a consolidated VIE for which creditors (or beneficial interest holders) do not have recourse to the general credit of the primary beneficiary separately on the face of our Consolidated Condensed Balance Sheet. In determining which assets met the separate disclosure criteria, we reviewed all of our VIEs and determined this separate disclosure requirement was met where Calpine Corporation was substantially limited or prohibited from access to assets (primarily cash and cash equivalents, restricted cash and property, plant and equipment) where the VIE was not a guarantor or grantor under our primary debt facility (the First Lien Credit Facility) and where there were prohibitions of the VIE under agreements that prohibited guaranteeing the debt of Calpine Corporation or its other subsidiaries and where the amounts were material to our financial statements.

In determining which liabilities of our VIEs met the separate disclosure criteria, we reviewed all of our VIEs and determined this separate disclosure requirement was met where our VIEs had project financing that prohibits providing guarantees on the debt of others and where Calpine Corporation has not provided a corporate guarantee and where the amounts were material to our financial statements.

INDEX
The VIEs meeting the above disclosure criteria are wholly owned subsidiaries of Calpine Corporation which were financed through a combination of project debt and equity provided by Calpine and include natural gas-fired power plants with an aggregate capacity of approximately 7,807 MW. For these VIEs, we may provide other operational and administrative support through various affiliate contractual arrangements between the VIEs, Calpine Corporation and its other wholly owned subsidiaries whereby we support the VIE through the reimbursement of costs and/or the purchase and sale of energy. Calpine Corporation and its other wholly owned subsidiaries have provided financial support in the form of cash contributions in addition to amounts contractually required of approximately $38 million and nil for the three months ended March 31, 2010 and 2009, respectively.

As required, we performed an analysis of all of our VIEs effective January 1, 2010 and, with the exception of OMEC, our determination of the primary beneficiary did not change. We concluded that we hold the obligation to absorb losses and receive benefits in all of our VIEs where we hold the majority equity interest. Therefore, our analysis to determine the primary beneficiary focused on determining which variable interest holder has the power to direct the most significant activities of the VIE (the primary beneficiary). Our analysis included consideration of the following primary activities which we believe to have a significant impact on a power plant’s financial performance: operations and maintenance, plant dispatch, fuel strategy as well as our ability to control or influence contracting and overall plant strategy. Our approach to determining which entity holds the powers and rights was based on powers held as of the balance sheet date. Contractual terms that will apply in future periods (such as a purchase or sale option) were not considered in our analysis. Based on our analysis, we determined that we hold the power and rights to direct the most significant activities of all our wholly owned VIEs.

OMEC — During the second quarter of 2007, we determined that SDG&E had a greater variability of risk compared to us based upon the prior consolidation accounting standard, which focused on which party held the greater variability in the obligation to absorb the losses or the right to receive benefits from the VIE or both. We determined that SDG&E held the greater variability as a result of a put option held by OMEC to sell the Otay Mesa Energy Center for $280 million to SDG&E, and a call option held by SDG&E to purchase the Otay Mesa Energy Center for $377 million in 2019. Accordingly, we were not the primary beneficiary, consolidation was not appropriate and we accounted for our investment in OMEC under the equity method of accounting through December 31, 2009.

The transfer of ownership in conjunction with the exercise of the put/call option, which was the driving factor in the quantitative determination of the primary beneficiary under the previous accounting standard, would not occur until 2019. Neither we, nor SDG&E, hold any powers under the combination put/call option as of January 1, 2010. Accordingly, we did not include the benefits and obligations of the put/call option in the new determination of the primary beneficiary under the current accounting standard. Based upon our analysis, we believe the significant activity that has the most impact on the financial performance of OMEC is operations and maintenance which is controlled by us. As a result, we changed our determination of primary beneficiary from SDG&E to us effective January 1, 2010.

Classifications of VIEs under the Prior Accounting Standard

Our consolidated VIEs as of December 31, 2009, were aggregated into the following classifications in order of priority:

Consolidated VIEs with a Purchase Option — We have five power plants with PPAs or other agreements that provide third parties the option to purchase power plant assets, an equity interest, or a portion of the future cash flows generated from an asset. The purchase options are exercisable only within a specified period of time upon expiration of the PPA or other agreements which expire at various dates occurring 2011 – 2032.

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

Consolidated Subsidiaries with PPAs — Certain of our wholly owned subsidiaries have PPAs that are deemed to be a form of subordinated financial support and thus constitute a VIE. For all such VIEs, we have determined that we are the primary beneficiary as we retain the primary risk of loss over the life of the power plant.

Other Consolidated VIEs — Our other consolidated VIEs as of December 31, 2009, primarily consisted of monetized assets secured by financing for our PCF and PCF III subsidiaries. For each of these arrangements we were the primary beneficiary as we retained both the primary risk of loss and potential for reward associated with the assets of the subsidiary. These financings were fully repaid during the three months ended March 31, 2010 and are no longer VIEs under the current and prior accounting standards.

INDEX

Unconsolidated VIEs and Investments

We have a 50% joint venture interest in Greenfield LP and a 50% equity interest in Whitby where we do not have the power to direct the most significant activities of these entities and therefore do not consolidate. Greenfield LP and Whitby are also VIEs. During 2009, we were not the primary beneficiary of OMEC and did not consolidate OMEC. We account for these entities under the equity method of accounting and include our net equity interest in investments on our Consolidated Condensed Balance Sheets as we exercise significant influence over their operating and financial policies. Our equity interest in the net (income) loss from OMEC for the three months ended March 31, 2009, and both Greenfield LP and Whitby for the three months ended March 31, 2010 and 2009, are recorded in income from unconsolidated investments in power plants.

At March 31, 2010, and December 31, 2009, our equity method investments included on our Consolidated Condensed Balance Sheets were comprised of the following (in millions):

	Ownership Interest as of March 31, 2010	March 31, 2010	Our Maximum Exposure to Loss at March 31, 2010(2)	December 31, 2009
OMEC(1)	100%	$—	$—	$144
Greenfield LP	50%	81	81	70
Whitby	50%	3	3	—
Total investments		$84	$84	$214
__________
(1)	OMEC was consolidated effective January 1, 2010. See Note 1.

(2)
Our risk of loss related to our unconsolidated VIEs is limited to our investment balance. While we also could be responsible for our pro rata portion of debt, holders of the debt of our unconsolidated investments do not have recourse to Calpine Corporation and its other subsidiaries. The debt of our unconsolidated investments is not reflected on our Consolidated Condensed Balance Sheets. As of March 31, 2010, and December 31, 2009, equity method investee debt was approximately $507 million and $873 million, respectively, and based on our pro rata share of each of the investments, our share of such debt would be approximately $253 million and $624 million as of March 31, 2010 and December 31, 2009, respectively.

The following details our income and distributions from unconsolidated investments in power plants for the three months ended March 31, 2010 and 2009 (in millions):

	Income from Unconsolidated
	Investments in Power Plants		Distributions
	2010	2009	2010	2009
OMEC(1)	$—	$(10)	$—	$—
Greenfield LP	(4)	(5)	—	—
Whitby	(3)	$(2)	—	2
Total	$(7)	$(17)	$—	$2
__________
(1)	OMEC was consolidated effective January 1, 2010. See Note 1.

Greenfield LP — Greenfield LP is a limited partnership between certain subsidiaries of ours and of Mitsui & Co., Ltd., which operates the Greenfield Energy Centre, a 1,005 MW natural gas-fired power plant in Ontario, Canada. We and Mitsui & Co., Ltd. each hold a 50% interest in Greenfield LP. Greenfield LP holds an 18-year term loan in the amount of CAD $648 million. Borrowings under the project finance facility bear interest at Canadian LIBOR plus 1.125% or Canadian prime rate plus 0.125%. We contributed nil for the three months ended March 31, 2010 and 2009, as an additional investment in Greenfield LP.

Whitby — Represents our 50% equity interest in Whitby held by our Canadian subsidiaries.

Inland Empire Energy Center Put and Call Options — We hold a call option to purchase the Inland Empire Energy Center development project (a 775 MW natural gas-fired power plant located in California) from General Electric International, Inc. that may be exercised between years 7 and 14 after the start of commercial operation. General Electric International, Inc. holds a put option whereby they can require us to purchase the power plant, if certain plant performance criteria are met during year 15 after the start of commercial operation. We determined that we were not the primary beneficiary of the Inland Empire power and we do not consolidate it due to, but not limited to, the fact that General Electric International, Inc. has primary responsibility for construction and achieving commercial operation.

INDEX

Significant Subsidiary — OMEC met the criteria of a significant subsidiary as defined under SEC guidelines during the three months ended March 31, 2009, based upon the relationship of our equity income from our investment in this subsidiary to our consolidated net income before income taxes.  See Note 1 for further information regarding the OMEC consolidation effective January 1, 2010. The Condensed Statements of Operations for OMEC for the three months ended March 31, 2009, are set forth below (in millions):

2009
Revenues	$—
Operating expenses	1
Loss from operations	(1)
Interest (income) expense(1)	(11)
Other (income) expense, net	—
Net income	$10
__________
(1)	Interest income is the result of unrealized mark-to-market gains from an interest rate swap contract.

5.   Comprehensive Income

Comprehensive income includes our net income (loss), unrealized gains and losses from derivative instruments, net of tax that qualify as cash flow hedges, our share of equity method investees’ OCI and the effects of foreign currency translation adjustments. We report AOCI on our Consolidated Condensed Balance Sheets. The table below details the components of our comprehensive income during the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Net income (loss)	$(48)	$31
Other comprehensive income (loss):
Gain on cash flow hedges before reclassification adjustment for cash flow hedges realized in net income (loss)	101	202
Reclassification adjustment for cash flow hedges realized in net income (loss)	14	(67)
Foreign currency translation gain (loss)	2	(2)
Income tax benefit	14	13
Comprehensive income	83	177
Add: Comprehensive loss attributable to the noncontrolling interest	1	1
Comprehensive income attributable to Calpine	$84	$178

6.  Debt

Our debt at March 31, 2010, and December 31, 2009, was as follows (in millions):

	March 31, 2010	December 31, 2009
First Lien Credit Facility	$4,625	$4,661
First Lien Notes	1,200	1,200
Commodity Collateral Revolver	100	100
Project financing, notes payable and other	2,406	2,289
CCFC Notes	960	959
Capital lease obligations	253	250
Total debt	9,544	9,459
Less: Current maturities	305	463
Debt, net of current portion	$9,239	$8,996

First Lien Credit Facility — As of March 31, 2010, and December 31, 2009, our primary debt facility was our First Lien Credit Facility. Our First Lien Credit Facility includes an original $6.0 billion of senior secured term loans, a $1.0 billion senior secured revolving facility and, subject to market conditions, the ability to raise up to $2.0 billion of incremental term loans under an “accordion” provision available on a senior secured basis in order to refinance secured debt of subsidiaries. As of March 31, 2010, under our First Lien Credit Facility, we had approximately $4.6 billion outstanding under the term loans and $174 million of letters of credit issued against the revolver. Balances repaid under the senior secured term loans may not be reborrowed. Borrowings of term loans under our First Lien Credit Facility bear interest at a floating rate, at our option, of LIBOR plus 2.875% per annum or base rate plus 1.875% per annum. First Lien Credit Facility term loans require quarterly payments of principal equal to 0.25% of the original principal amount of First Lien Credit Facility term loans. Our First Lien Credit Facility matures on March 29, 2014.

INDEX

The obligations under our First Lien Credit Facility are unconditionally guaranteed by certain of our direct and indirect domestic subsidiaries and are secured by a security interest in substantially all of the tangible and intangible assets of Calpine Corporation and certain of the guarantors. The obligations under our First Lien Credit Facility are also secured by a pledge of the equity interests of the direct subsidiaries of certain of the guarantors, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries, existing contractual prohibitions and prohibitions under other legal requirements. Our First Lien Credit Facility also requires compliance with financial covenants that include a maximum ratio of total net debt to Consolidated EBITDA (as defined in the First Lien Credit Facility), a minimum ratio of Consolidated EBITDA to cash interest expense, and a maximum ratio of total senior net debt to Consolidated EBITDA.

OMEC Debt — As further discussed in Note 1, we added approximately $375 million in project debt to our Consolidated Condensed Balance Sheet when we consolidated OMEC effective January 1, 2010. As of March 31, 2010 OMEC had approximately $372 million in project debt outstanding, which is included in the balance under the caption “Project financing, notes payable and other” in the table above. OMEC has a $377 million non-recourse project term loan which matures in April 2019. The term loan bears interest at LIBOR plus 1.25%.

Letter of Credit Facilities — The table below represents amounts outstanding under our letter of credit facilities as of March 31, 2010, and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
First Lien Credit Facility	$174	$206
Calpine Development Holdings, Inc.	135	116
Various project financing facilities	113	90
Total	$422	$412

Fair Value of Debt

We record our debt instruments based on contractual terms, net of any applicable premium or discount. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities at fair value on our Consolidated Condensed Financial Statements. We measured the fair value of our debt instruments as of March 31, 2010, and December 31, 2009, using market information including credit default swap rates and historical default information, quoted market prices or dealer quotes for the identical liability when traded as an asset and discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements. The following table details the fair values and carrying values of our debt instruments as of March 31, 2010, and December 31, 2009 (in millions):

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
First Lien Credit Facility	$4,492	$4,625	$4,402	$4,661
First Lien Notes	1,170	1,200	1,138	1,200
Commodity Collateral Revolver	97	100	94	100
Project financing, notes payable and other(1)	1,914	1,979	1,808	1,840
CCFC Notes	1,015	960	1,030	959
Total	$8,688	$8,864	$8,472	$8,760
__________
(1)   Excludes leases that are accounted for as failed sale-leaseback transactions under GAAP and included in our project financing, note payable and other balance.

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

Our level 2 fair value derivative instruments primarily consist of interest rate swaps and OTC power and natural gas forwards for which market-based pricing inputs are observable. Generally, we obtain our level 2 pricing inputs from markets such as the Intercontinental Exchange and Bloomberg. In certain instances, our level 2 derivative instruments may utilize models to measure fair value. These models are primarily industry-standard models that incorporate various assumptions, including quoted interest rates, correlation, volatility, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

INDEX

The following tables present our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, and December 31, 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Assets and Liabilities with Recurring Fair Value Measures as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,316	$—	$—	$1,316
Margin deposits(2)	209	—	—	209
Commodity instruments:
Commodity futures contracts	1,696	—	—	1,696
Commodity forward contracts	—	445	84	529
Interest rate swaps	—	10	—	10
Total assets	$3,221	$455	$84	$3,760

Liabilities:
Margin deposits held by us posted by our counterparties(2)	$17	$—	$—	$17
Commodity instruments:
Commodity futures contracts	1,666	—	—	1,666
Commodity forward contracts	—	252	27	279
Interest rate swaps	—	388	—	388
Total liabilities	$1,683	$640	$27	$2,350

	Assets and Liabilities with Recurring Fair Value Measures as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents(1)	$1,306	$—	$—	$1,306
Margin deposits(2)	413	—	—	413
Commodity instruments:
Commodity futures contracts	953	—	—	953
Commodity forward contracts	—	204	71	275
Interest rate swaps	—	18	—	18
Total assets	$2,672	$222	$71	$2,965

Liabilities:
Margin deposits held by us posted by our counterparties(2)	$9	$—	$—	$9
Commodity instruments:
Commodity futures contracts	1,096	—	—	1,096
Commodity forward contracts	—	91	33	124
Interest rate swaps	—	337	—	337
Total liabilities	$1,105	$428	$33	$1,566
__________
(1)
Amounts represent cash equivalents invested in money market accounts and are included in cash and cash equivalents and restricted cash on our Consolidated Condensed Balance Sheets. As of March 31, 2010, and December 31, 2009, we had cash equivalents of $992 million and $770 million included in cash and cash equivalents and $324 million and $536 million included in restricted cash, respectively.

(2)	Margin deposits and margin deposits held by us posted by our counterparties represent cash collateral paid between our counterparties and us to support our derivative contracts.

INDEX

No significant transfers between level 1 and level 2 occurred during the three months ended March 31, 2010 and 2009. The following table sets forth a reconciliation of changes in the fair value of our net derivative assets (liabilities) classified as level 3 in the fair value hierarchy for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Balance, beginning of period	$38	$105
Realized and unrealized gains (losses):
Included in net income (loss)(1)	23	17
Included in OCI	8	18
Purchases, issuances, sales and settlements:
Settlements	(12)	(13)
Transfers into and/or out of level 3:(2)
Transfers into level 3	—	(13)
Balance, end of period	$57	$114

Change in unrealized gains and (losses) relating to instruments still held at end of period(1)	$23	$17
__________
(1)
Includes $24 million and $6 million of gains recorded in operating revenues (for power contracts and Heat Rate swaps and options) and $(1) million of losses and $11 million of gains recorded in fuel and purchased energy expense (for natural gas contracts) for the three months ended March 31, 2010 and 2009, respectively, as shown on our Consolidated Condensed Statement of Operations.

(2)
We transfer amounts among levels of the fair value hierarchy as of the end of each period. There were no significant transfers into/out of level 3 during the three months ended March 31, 2010. For the three months ended March 31, 2009, we had $(13) million in losses transferred out of level 2 into level 3, due to market fluctuations in various power markets.

8.  Derivative Instruments

Types of Derivative Instruments and Volumetric Information

We execute forward physical and financial commodity purchase and sales agreements to hedge our exposure to underlying commodity risk. Through hedging and optimization activities, we purchase and sell forward natural gas and power in both the physical and financial markets.

Commodity Instruments — We are exposed to changes in prices for the purchase and sale of power, natural gas and other energy commodities. We use derivatives, including physical commodity contracts and financial commodity instruments such as OTC and exchange traded swaps, futures, options, forward agreements and instruments that settle on the power price to natural gas price relationships (Heat Rate swaps and options) for the purchase and sale of power, natural gas, and emission allowances to attempt to economically hedge a portion of the commodity price risk associated with our assets and thus maximize risk-adjusted returns. By entering into these transactions, we are able to economically hedge a portion of our spark spread at estimated generation and prevailing price levels.

Interest Rate Swaps — A significant portion of our debt is indexed to base rates, primarily LIBOR. We use interest rate swaps to adjust the mix between fixed and floating rate debt to hedge our interest rate risk for potential adverse changes in interest rates. These transactions primarily act as economic hedges for our interest cash flow.

As of March 31, 2010, the maximum length of our PPAs extends approximately 22 years into the future and the maximum length of time over which we were hedging using commodity and interest rate derivative instruments was 3 and 16 years, respectively.

As of March 31, 2010, and December 31, 2009, the net forward notional buy (sell) position of our outstanding commodity and interest rate swap contracts that did not qualify under the normal purchase normal sale exemption were as follows (in millions):

	Notional Volumes
Derivative Instruments	March 31, 2010	December 31, 2009
Power (MWh)	(40)	(52)
Natural gas (MMBtu)	63	78
Interest rate swaps	$7,683	$7,324

INDEX

Certain of our derivative instruments contain credit-contingent provisions that require us to maintain our current credit rating or higher from each of the major credit rating agencies. If our credit rating were to be downgraded, it could require us to post additional collateral or could potentially allow our counterparty to request immediate, full settlement on certain derivative instruments in liability positions. Currently, we do not believe that it is probable that a counterparty would request full and immediate settlement or that any additional collateral posted as a result of a credit rating downgrade would be material. The aggregate fair value of our derivative liabilities with credit-contingent provisions as of March 31, 2010, was $31 million for which we have posted collateral of $16 million by posting margin deposits or granted additional first priority liens on the assets currently subject to first priority liens under our First Lien Credit Facility.

Accounting for Derivative Instruments

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption. Revenues derived from these instruments that qualify for hedge accounting are recorded in the same period and in the same financial statement line item as the item being hedged. Hedge accounting requires us to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We present the cash flows from our derivatives in the same category as the item being hedged within operating activities on our Consolidated Condensed Statements of Cash Flows unless they contain an other-than-insignificant financing element in which case their cash flows are classified within financing activities.

Cash Flow Hedges — We report the effective portion of the unrealized gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of OCI and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness on commodity hedging instruments are included in unrealized mark-to-market gains and losses, and are recognized currently in earnings as a component of operating revenues (for power contracts), fuel and purchased energy expense (for natural gas contracts) and interest expense (for interest rate swaps). If it is determined that the forecasted transaction is no longer probable of occurring, then hedge accounting will be discontinued prospectively. If the hedging instrument is terminated or de-designated prior to the occurrence of the hedged forecasted transaction, the gain or loss associated with the hedge instrument remains deferred in OCI until such time as the forecasted transaction impacts earnings, or until it is determined that the forecasted transaction is probable of not occurring.

Fair Value Hedges — Changes in fair value of derivatives designated as fair value hedges and the corresponding changes in the fair value of the hedged risk attributable to a recognized asset or liability, or unrecognized firm commitment, are recorded in earnings. If the fair value hedge is effective, the amounts recorded will offset in earnings. If the underlying asset, liability or firm commitment being hedged is disposed of or otherwise terminated, the gain or loss associated with the underlying hedged item is recognized currently in earnings. If the hedging instrument is terminated or de-designated prior to the settlement of the hedged asset, liability or firm commitment, the carrying amount of the hedged item is adjusted by any gain or loss from the hedging instrument and remains until the hedged item is recognized in earnings. As of March 31, 2010 and December 31, 2009, we had no fair value hedges.

Derivatives Not Designated as Hedging Instruments — Along with our portfolio of hedging transactions, we enter into power, natural gas and interest rate transactions that primarily act as economic hedges to our asset portfolio, but either do not qualify as hedges under hedge accounting guidelines or qualify under the hedge accounting guidelines and the hedge accounting designation has not been elected. Contracts commonly employed include agreements such as commodity futures, forwards, options, fixed for floating swaps and instruments that settle on power price to natural gas price relationships (Heat Rate swaps and options). Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings as a component of operating revenues (for power contracts and Heat Rate swaps and options), fuel and purchased energy expense (for natural gas contracts) and interest expense (for interest rate swaps).

INDEX

Derivatives Included on Our Consolidated Condensed Balance Sheets

The following tables present the fair values of our net derivative instruments recorded on our Consolidated Condensed Balance Sheets by hedge type and location at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
Balance Sheet Presentation	Interest Rate	Commodity
	Swaps	Instruments	Total
Current derivative assets	$—	$1,943	$1,943
Long-term derivative assets	10	282	292
Total derivative assets	$10	$2,225	$2,235
Current derivative liabilities	$192	$1,779	$1,971
Long-term derivative liabilities	196	166	362
Total derivative liabilities	$388	$1,945	$2,333
Net derivative assets (liabilities)	$(378)	$280	$(98)

	December 31, 2009
Balance Sheet Presentation	Interest Rate	Commodity
	Swaps	Instruments	Total
Current derivative assets	$—	$1,119	$1,119
Long-term derivative assets	18	109	127
Total derivative assets	$18	$1,228	$1,246
Current derivative liabilities	$202	$1,158	$1,360
Long-term derivative liabilities	135	62	197
Total derivative liabilities	$337	$1,220	$1,557
Net derivative assets (liabilities)	$(319)	$8	$(311)

	March 31, 2010
	Fair Value	Fair Value
	of Derivative	of Derivative
	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$10	$357
Commodity instruments	421	163
Total derivatives designated as cash flow hedging instruments	$431	$520

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$31
Commodity instruments	1,804	1,782
Total derivatives not designated as hedging instruments	$1,804	$1,813
Total derivatives	$2,235	$2,333

	December 31, 2009
	Fair Value	Fair Value
	of Derivative	of Derivative
	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$18	$324
Commodity instruments	213	80
Total derivatives designated as cash flow hedging instruments	$231	$404

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$13
Commodity instruments	1,015	1,140
Total derivatives not designated as hedging instruments	$1,015	$1,153
Total derivatives	$1,246	$1,557

INDEX

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

The following tables detail the components of our total mark-to-market activity for both the net realized loss and the net unrealized gain (loss) recognized from our derivative instruments not designated as hedging instruments and where these components were recorded on our Consolidated Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Realized loss
Interest rate swaps	$(6)	$(4)
Commodity instruments	(7)	(58)
Total realized loss	$(13)	$(62)
Unrealized gain (loss)(1)
Interest rate swaps	$(3)	$1
Commodity instruments	112	125
Total unrealized gain	$109	$126
Total mark-to-market activity	$96	$64
__________
(1)	Changes in unrealized gains and losses include hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2010	2009
Power contracts included in operating revenues	$(29)	$40
Natural gas contracts included in fuel and purchased energy expense	134	27
Interest rate swaps included in interest expense	(9)	(3)
Total mark-to-market activity	$96	$64

The following table details the effect of our net derivative instruments that qualified for hedge accounting treatment on our Consolidated Condensed Statements of Operations, OCI and AOCI for the three and ended March 31, 2010 and 2009 (in millions):

	2010
		Gain (Loss)		Gain (Loss)
	Gain (Loss)	Reclassified from		Reclassified from
	Recognized in OCI	AOCI into Income		AOCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
Interest rate swaps	$(11)	$(60)	(1)	$(1)	(1)
Commodity instruments	126	46	(2)	(1)	(2)
Total	$115	$(14)		$(2)

	2009
		Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified from	Reclassified from
	Recognized in OCI	AOCI into Income	AOCI into Income
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
Interest rate swaps	$7	$(44) (1)	$—
Commodity instruments	128	111 (2)	1	(2)
Total	$135	$67	$1
__________
(1)	Included in interest expense on our Consolidated Condensed Statements of Operations.

(2)	Included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations.

Assuming constant March 31, 2010 power and natural gas prices and interest rates, we estimate that pre-tax net gains of $13 million would be reclassified from AOCI into earnings during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will likely vary based on changes in natural gas and power prices as well as interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next 12 months.

INDEX

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

The table below summarizes the balances outstanding under margin deposits, natural gas and power prepayments, and exposure under letters of credit and first priority liens for commodity procurement and risk management activities as of March 31, 2010, and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Margin deposits(1)	$209	$413
Natural gas and power prepayments	34	34
Total margin deposits and natural gas and power prepayments with our counterparties(2)	$243	$447

Letters of credit issued	$342	$353
First priority liens under power and natural gas agreements(3)	—	—
First priority liens under interest rate swap agreements	385	333
Total letters of credit and first priority liens with our counterparties	$727	$686

Margin deposits held by us posted by our counterparties(1)(4)	$17	$9
Letters of credit posted with us by our counterparties	109	70
Total margin deposits and letters of credit posted with us by our counterparties	$126	$79
__________
(1)	Balances are subject to master netting arrangements and presented on gross basis on our Consolidated Condensed Balance Sheets.

(2)
At March 31, 2010, and December 31, 2009, $222 million and $426 million were included in margin deposits and other prepaid expense, respectively, and $21 million were included in other assets at both March 31, 2010 and December 31, 2009 on our Consolidated Condensed Balance Sheets.

(3)
At March 31, 2010, and December 31, 2009, the fair value of our commodity derivative instruments collateralized by first priority liens included assets of $305 million and $123 million, respectively; therefore, there was no collateral exposure at March 31, 2010, or December 31, 2009.

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

10.  Income Taxes

For federal income tax reporting purposes, our consolidated GAAP financial reporting group is comprised primarily of two separate tax reporting groups, CCFC and its subsidiaries, which we refer to as the CCFC group, and Calpine Corporation and its subsidiaries other than CCFC, which we refer to as the Calpine group. In 2005, CCFCP issued the CCFCP Preferred Shares, which resulted in the deconsolidation of the CCFC group for income tax purposes. On July 1, 2009, the CCFCP Preferred Shares were redeemed; however, CCFCP continues to be a partnership and therefore, the CCFC group remains deconsolidated from Calpine Corporation for federal income tax reporting purposes. As of March 31, 2010, the CCFC group did not have a valuation allowance recorded against its deferred tax assets, whereas the Calpine group continued to have a valuation allowance. For the three months ended March 31, 2010 and 2009, we used the effective rate method to determine both the CCFC and Calpine groups’ tax provision; however, our income tax rates did not bear a customary relationship to statutory income tax rates primarily as a result of the impact of state income taxes, changes in unrecognized tax benefits, the Calpine group valuation allowance and intraperiod tax allocations discussed below. Our consolidated income tax expense and imputed tax rate was approximately $11 million and (31)% and approximately $9 million and 22% for the three months ended March 31, 2010 and 2009, respectively. Our income tax expense included intraperiod tax allocation expense of $14 million and $13 million for the three months ended March 31, 2010 and 2009, respectively with an offsetting tax benefit to OCI.

INDEX

Valuation Allowance — GAAP requires that we consider all available evidence, both positive and negative, and tax planning strategies to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the value of deferred tax assets. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the tax law. In prior periods, we provided a valuation allowance on certain federal, state and foreign tax jurisdiction deferred tax assets of the Calpine group to reduce the gross amount of these assets to the extent necessary to result in an amount that is more likely than not of being realized. Projected future income from reversals of existing taxable temporary differences and tax planning strategies allowed a larger portion of the deferred tax assets to be offset against deferred tax liabilities resulting in a significant release of previously recorded valuation allowance in prior periods; however, we have not released any additional previously recorded valuation allowance in 2010.

Canadian Tax Audits — In September 2009, we received notice from the Canadian Revenue Authority, or CRA, of their intent to conduct a limited scope income tax audit on four of our Canadian subsidiaries for the tax years ending 2005 – 2008. We have timely responded to their request for information and received notice from the CRA that they have completed their audit of transactions within Canada and no changes were proposed. The CRA international audit division continues to review cross border transactions within the audit period. At this time, we are unable to determine the likelihood of a material adverse outcome.

We remain subject to other various audits and reviews by state taxing authorities; however, we do not expect these will have a material effect on our tax provision. Any NOLs we claim in future years to reduce taxable income could be subject to U.S. Internal Revenue Service examination regardless of when the NOLs occurred. Due to significant NOLs, any adjustment of state returns or federal returns from 2006 and forward would likely result in a reduction of deferred tax assets rather than a cash payment of income taxes.

Unrecognized Tax Benefits and Liabilities — As of March 31, 2010, we had unrecognized tax benefits of $88 million. If recognized within the next 12 months, $41 million of our unrecognized tax benefits could impact the annual effective tax rate and $47 million related to deferred tax assets could be offset against the recorded valuation allowance resulting in no impact to our effective tax rate. We also had accrued interest and penalties of $18 million for income tax matters as of March 31, 2010. The amount of unrecognized tax benefits decreased by $10 million for the three months ended March 31, 2010, primarily as a result of $9 million related to a hedging position terminated for CCFC group. We believe it is reasonably possible that a decrease of approximately $1 million in unrecognized tax benefits could occur within the next 12 months primarily related to state tax liabilities and state interest and penalties.

NOL Carryforwards — Under federal income tax law, our NOL carryforwards can be utilized to reduce future taxable income subject to certain limitations, including if we were to undergo an ownership change as defined by Section 382 of the Internal Revenue Code. We experienced an ownership change on the Effective Date as a result of the cancellation of our old common stock and the distribution of our new common stock pursuant to our Plan of Reorganization. However, this ownership change and the resulting annual limitations are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. If a subsequent ownership change were to occur as a result of future transactions in our stock, accompanied by a significant reduction in our market value immediately prior to the ownership change, our ability to utilize the NOL carryforwards may be significantly limited. The Calpine group adjusted its NOL for prior periods through December 31, 2009, increasing it by approximately $183 million. These adjustments consisted of $49 million to reduce the NOL for excluded cancellation of debt income and a $232 million increase in prior period NOLs for development costs and construction in progress relating to abandoned projects.

To manage the risk of significant limitations on our ability to utilize our tax NOL carryforwards, our amended and restated certificate of incorporation permits our Board of Directors to meet to determine whether to impose certain transfer restrictions on our common stock in the following circumstances: if, prior to February 1, 2013, our Market Capitalization declines by at least 35% from our Emergence Date Market Capitalization of approximately $8.6 billion (in each case, as defined in and calculated pursuant to our amended and restated certificate of incorporation) and at least 25 percentage points of shift in ownership has occurred with respect to our equity for purposes of Section 382 of the Internal Revenue Code. We believe as of the filing of this Report, neither circumstance was met. While we don’t believe an ownership change of 25 percentage points has occurred, the change in ownership is only slightly less than 25%. Accordingly, the transfer restrictions have not been put in place by our Board of Directors; however, if both of the foregoing events were to occur together and our Board of Directors were to elect to impose them, they could become operative in the future. There can be no assurance that the circumstances will not be met in the future, or in the event that they are met, that our Board of Directors would choose to impose these restrictions or that, if imposed, such restrictions would prevent an ownership change from occurring.

INDEX

Should our Board of Directors elect to impose these restrictions, they shall have the authority and discretion to determine and establish the definitive terms of the transfer restrictions, provided that the transfer restrictions apply to purchases by owners of 5% or more of our common stock, including any owners who would become owners of 5% or more of our common stock via such purchase. The transfer restrictions will not apply to the disposition of shares provided they are not purchased by a 5% or more owner.

11.   Earnings (Loss) per Share

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

Reconciliations of the amounts used in the basic and diluted earnings (loss) per common share computations for the three months ending March 31, 2010 and 2009, are:

	2010	2009
	(shares in thousands)
Diluted weighted average shares calculation:
Weighted average shares outstanding (basic)	485,921	485,362
Share-based awards	—	233
Weighted average shares outstanding (diluted)	485,921	485,595

As we incurred a net loss for the three months ended March 31, 2010, diluted loss per share for the period is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive. We excluded the following potentially dilutive securities from our calculation of diluted earnings (loss) per common share for the three months ended March 31, 2010 and 2009.

	2010	2009
	(shares in thousands)
Share-based awards(1)	14,264	13,241
__________
(1)	Excluded from diluted weighted average shares as these share-based awards are anti-dilutive in accordance with the calculation under the treasury stock method prescribed by GAAP.

12.  Stock-Based Compensation

The Calpine Equity Incentive Plans were approved as part of our Plan of Reorganization. These plans are administered by the Compensation Committee of our Board of Directors and provide for the issuance of equity awards to all employees as well as the non-employee members of our Board of Directors. The equity awards may include incentive or non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance compensation awards and other share-based awards. Under the Equity Plan and the Director Plan there are 14,833,000 shares and 167,000 shares, respectively, of our common stock authorized for issuance to participants.

The equity awards granted under the Calpine Equity Incentive Plans include both graded and cliff vesting options which vest over periods between one and five years, contain contractual terms of seven and ten years and are subject to forfeiture provisions under certain circumstances, including termination of employment prior to vesting. Employment inducement options to purchase a total of 4,636,734 shares were granted outside of the Calpine Equity Incentive Plans in connection with our hiring of a new Chief Executive Officer and a new Chief Legal Officer in August 2008, and a new Chief Commercial Officer in September 2008; however, no grants of options or shares of restricted stock were made outside of the Calpine Equity Incentive Plans during the three months ended March 31, 2010 and 2009.

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

Stock-based compensation expense recognized was $6 million and $13 million for the three months ended March 31, 2010 and 2009, respectively. We did not record any tax benefits related to stock-based compensation expense in any period as we are not benefiting from a significant portion of our deferred tax assets, including deductions related to stock-based compensation expense. In addition, we did not capitalize any stock-based compensation expense as part of the cost of an asset for the three months ended March 31, 2010 and 2009. At March 31, 2010, there was unrecognized compensation cost of $28 million related to options and $23 million related to restricted stock, which is expected to be recognized over a weighted average period of 1.9 years for options and 2.3 years for restricted stock. We issue new shares from our reserves set aside for the Calpine Equity Incentive Plans and employment inducement options when stock options are exercised and for other share-based awards.

A summary of all of our non-qualified stock option activity for the Calpine Equity Incentive Plans for the three months ended March 31, 2010, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in millions)
Outstanding – December 31, 2009	13,232,519	$19.09	6.6	$2
Granted	1,005,081	$11.24
Exercised	810	$8.84
Forfeited	63,060	$14.84
Expired	59,414	$17.22
Outstanding – March 31, 2010	14,114,316	$18.56	6.6	$3
Exercisable – March 31, 2010	4,756,433	$18.59	6.8	$—
Vested and expected to vest – March 31, 2010	13,865,500	$18.67	6.5	$3

The total intrinsic value and the cash proceeds received from our employee stock options exercised were not significant for the three months ended March 31, 2010. There were no employee stock options exercised during the three months ended March 31, 2009.

The fair value of options granted during the three months ended March 31, 2010 and 2009, was determined on the grant date using the Black-Scholes pricing model. Certain assumptions were used in order to estimate fair value for options as noted in the following table.

	2010	2009
Expected term (in years)(1)	6.5	6.0
Risk-free interest rate(2)	3.1%	2.3%
Expected volatility(3)	35%	73%
Dividend yield(4)	—	—
Weighted average grant-date fair value (per option)	$4.64	$5.40
__________
(1)	Expected term calculated using the simplified method prescribed by the SEC due to the lack of sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(2)	Zero Coupon U.S. Treasury rate or equivalent based on expected term.

(3)	Volatility calculated using the implied volatility of our exchange traded options.

(4)	We are currently prohibited under our First Lien Credit Facility and certain of our other debt agreements from paying any cash dividends on our common stock.

INDEX

No restricted stock or restricted stock units have been granted other than under the Calpine Equity Incentive Plans. A summary of our restricted stock and restricted stock unit activity for the Calpine Equity Incentive Plans for the three months ended March 31, 2010, is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Stock Awards	Fair Value
Nonvested – December 31, 2009	2,046,599	$11.95
Granted	1,418,129	$11.24
Forfeited	107,182	$10.67
Vested	351,339	$16.86
Nonvested – March 31, 2010	3,006,207	$11.09

The total fair value of our restricted stock and restricted stock units that vested during the three ended March 31, 2010 and 2009, was $4 million and $6 million, respectively.

13.  Segment Information

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

Commodity Margin includes our power and steam revenues, sales of purchased power and natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, RGGI compliance costs, and cash settlements from our marketing, hedging and optimization activities that are included in mark-to-market activity, but excludes the unrealized portion of our mark-to-market activity and other revenues. Commodity Margin is a key operational measure reviewed by our chief operating decision maker to assess the performance of our segments. Financial data for our segments were as follows (in millions):

	Three Months Ended March 31, 2010
					Consolidation
					and
	West	Texas	Southeast	North	Elimination	Total
Revenues from external customers	$690	$527	$199	$123	$—	$1,539
Intersegment revenues	3	4	23	1	(31)	—
Total operating revenue	$693	$531	$222	$124	$(31)	$1,539
Commodity Margin	238	107	58	52	—	455
Add: Mark-to-market commodity activity, net and other revenue(1)	9	96	21	(3)	(8)	115
Less:
Plant operating expense	97	84	28	22	(6)	225
Depreciation and amortization expense	58	35	29	20	(2)	140
Other cost of revenue(2)	15	6	1	7	(9)	20
Gross profit	77	78	21	—	9	185
Other operating expense	19	2	5	(3)	—	23
Income from operations	58	76	16	3	9	162
Interest expense, net of interest income						193
Other (income) expense, net						6
Loss before income taxes						$(37)

INDEX

	Three Months Ended March 31, 2009
					Consolidation
					and
	West	Texas	Southeast	North	Elimination	Total
Revenues from external customers	$888	$485	$173	$131	$—	$1,677
Intersegment revenues	8	33	34	11	(86)	—
Total operating revenue	$896	$518	$207	$142	$(86)	$1,677
Commodity Margin	297	122	61	49	—	529
Add: Mark-to-market commodity activity, net and other revenue(1)	22	90	31	2	(14)	131
Less:
Plant operating expense	127	78	32	20	(9)	248
Depreciation and amortization expense	49	30	16	16	(2)	109
Other cost of revenue(2)	15	3	3	6	(6)	21
Gross profit	128	101	41	9	3	282
Other operating expense	11	16	7	(3)	—	31
Income from operations	117	85	34	12	3	251
Interest expense, net of interest income						204
Other (income) expense, net						4
Income before reorganization items and income taxes						43
Reorganization items						3
Income before income taxes						$40
__________
(1)
Mark-to-market commodity activity represents the unrealized portion of our mark-to-market activity, net, included in operating revenues and fuel and purchased energy expense on our Consolidated Condensed Statements of Operations.

(2)	Excludes nil and $2 million of RGGI compliance costs for the three months ended March 31, 2010 and 2009, respectively, which are included as a component of Commodity Margin.

14.  Commitments and Contingencies

Litigation

We are party to various litigation matters, including regulatory and administrative proceedings arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to our financial position or results of operations. We review our litigation activities and determine if an unfavorable outcome to us is considered “remote,” “reasonably possible” or “probable” as defined by GAAP. Where we have determined an unfavorable outcome is probable and is reasonably estimable, we have accrued for potential litigation losses. Following the Effective Date, pending actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, as well as pending litigation against the U.S. Debtors related to such liabilities, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the U.S. Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the U.S. Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction. In particular, certain pending actions against us are anticipated to proceed as described below. In addition to the matters described below, we are involved in various other claims and legal actions, including regulatory and administrative proceedings arising out of the normal course of our business. We do not expect that the outcome of such other claims and legal actions will have a material adverse effect on our financial position or results of operations.

Pit River Tribe, et al. v. Bureau of Land Management, et al. — On June 17, 2002, the Pit River Tribe filed suit against the BLM and other federal agencies in the U.S. District Court for the Eastern District of California (“District Court”), seeking to enjoin further exploration, construction and development of the Calpine Fourmile Hill Project in the Glass Mountain and Medicine Lake geothermal areas. Its complaint challenged the validity of the decisions of the BLM and the U.S. Forest Service to permit the development of the proposed project under two geothermal mineral leases previously issued by the BLM. The lawsuit also sought to invalidate the leases. Only declaratory and equitable relief was sought.

On November 5, 2006, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued a decision granting the plaintiffs relief by holding that the BLM had not complied with the National Environmental Policy Act, and other procedural requirements and, therefore, held that the lease extensions were invalid. The Ninth Circuit remanded the matter back to the U.S. District Court to implement its decision. On December 22, 2008 the District Court in turn remanded this matter back to federal agencies for curative action, which decision the Pit River Tribe timely appealed, back to the Ninth Circuit. Oral argument on the Tribe’s appeal was held in the Ninth Circuit on March 10, 2010. We anticipate a decision from the Ninth Circuit during the second quarter of 2010.

INDEX

In addition, the Pit River Tribe and other interested parties filed two separate suits in the District Court seeking to enjoin exploration, construction, and development of the Telephone Flat leases and proposed project at Glass Mountain in May 2004. These two related cases continue to be subject to the discharge injunction as described in the Confirmation Order. Similar to above, we are now in communication with the U.S. Department of Justice regarding these two cases; but, the cases remain mostly inactive pending the outcome of the above described Pit River Tribe case.

Appeal of Confirmation Order — Several parties filed appeals in the U.S. District Court for the Southern District of New York seeking reconsideration of our Confirmation Order, despite the effectiveness of our Plan of Reorganization. On June 6, 2008, the U.S. District Court for the Southern District of New York entered an order denying the appeals, finding that all of the appeals were equitably moot. One of the shareholders (Mr. Felluss) filed a motion for reconsideration, which was denied on June 24, 2008. On July 3, 2008, Mr. Felluss filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit (“Second Circuit”). In addition, on August 8, 2008, Mr. Felluss filed a motion with the Second Circuit seeking to stay the expiration of the warrants that had been issued pursuant to our Plan of Reorganization and were scheduled to expire August 25, 2008; the Second Circuit denied that motion on August 27, 2008. Mr. Felluss’ appeal was heard by the Second Circuit on November 10, 2009, and denied by Summary Order on November 25, 2009. On December 25, 2009, Mr. Felluss filed a petition for rehearing with the Second Circuit. On January 11, 2010, the Second Circuit denied the petition. The time period within which to petition the U.S. Supreme Court for further review expired on April 11, 2010, and Ms. Fellus did not file a petition for review with the U.S. Supreme Court. Accordingly, we now consider this matter closed.

Environmental Matters

We are subject to complex and stringent environmental laws and regulations related to the operation of our power plants. On occasion, we may incur environmental fees, penalties and fines associated with the normal operation of our power plants. We do not, however, have environmental violations or other matters that would have a material impact on our financial condition, results of operations or cash flows, or that would significantly change our operations of our power plants. A summary of our larger environmental matters are as follows:

Texas City and Clear Lake Environmental Matters — As part of an internal review of our Texas City and Clear Lake power plants, we determined that these power plants were in violation of the requirements of the Acid Rain Program found in Title 40 of the U.S. Federal Code of Regulations Parts 72-78. These power plants were originally exempt from these provisions because each plant was a qualifying cogeneration power plant in operation before November 1990 with qualifying original PPAs in place. However, the PPAs expired in 2002 for our Texas City power plant and 1999 for our Clear Lake power plant. To remedy the violations, the power plants are required to retire the number of SO2 emission allowances equal to actual SO2 emitted since the expiration of the exemption and remit an excess emission fee for each ton of SO2 emitted during the period of non-compliance. We self-reported the excess emissions to the TCEQ and the EPA, and paid the appropriate fees. Compliance agreements between each power plant and the TCEQ were executed on September 26, 2008, and limit enforcement by the TCEQ. The EPA does have authority and discretion to issue substantial fines that could be material; however, based on the circumstances and on consideration of recent cases addressed by the agencies involved, we do not believe that the maximum penalty will be assessed or that penalties, if any, resulting from these matters will have a material adverse effect on our business, financial condition or results of operations.

Other Contingencies

Lyondell Bankruptcy — On January 6, 2009, Lyondell, including its subsidiary Houston Refining LP, filed for protection under Chapter 11 in the U.S. Bankruptcy Court. Channel Energy Center leases its project site from Houston Refining LP and is granted certain easements in, over, under and on the site pursuant to the lease. Channel Energy Center provides power and steam to Houston Refining LP pursuant to a power services agreement and, pursuant to a power plant services agreement, provides clarified water and treated water to Houston Refining LP. Channel Energy Center is provided with raw water, refinery gas and certain other power plant services by Houston Refining LP.

On April 23, 2010, the U.S. Bankruptcy Court approved Lyondell’s plan of reorganization, which includes acceptance of the project site lease and power and plant services agreements described above. Additionally, we expect to receive approximately $13 million in settlement under Lyondell’s plan of reorganization to cure prepetition defaults under the assumed agreements. We reversed our bad debt allowance of approximately $10 million, which is reported as a component of sales, general and other administrative expense on our Consolidated Condensed Statement of Operations for the three months ended March 31, 2010.

INDEX

Distribution of Calpine Common Stock under our Plan of Reorganization — Through the filing of this Report, approximately 441 million shares have been distributed to holders of allowed unsecured claims and approximately 44 million shares remain in reserve for distribution to holders of disputed claims whose claims ultimately become allowed under our Plan of Reorganization. To the extent that any of the reserved shares remain undistributed upon resolution of the remaining disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims to increase their recovery. We are not required to issue additional shares above the 485 million shares authorized to settle unsecured claims, even if the shares remaining for distribution are not sufficient to fully pay all allowed unsecured claims. However, certain disputed claims, including prepayment premium and default interest claims asserted by the holders of CalGen Third Lien Debt, may be required to be settled with available cash and cash equivalents to the extent reorganized Calpine Corporation common stock held in reserve pursuant to our Plan of Reorganization for such claims is insufficient in value to satisfy such claims in full. We consider such an outcome to be unlikely. To the extent that holders of the CalGen Third Lien Debt have claims that remain unsettled or outstanding, they assert that they continue to have lien rights to the assets of the CalGen entities until the pending claims asserted in the case styled: HSBC Bank USA, NA as Indenture Trustee, et al v. Calpine Corporation, et al., Case No. 1: 07-cv-03088, S.D.N.Y. are resolved either through court action or settlement. We dispute such allegations and contend that all liens were released when the CalGen secured claims were paid in full under the terms of applicable court orders and our Plan of Reorganization as confirmed. We continue to engage in settlement discussions with the various constituencies in this dispute.

INDEX

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Condensed Financial Statements and related notes. See the cautionary statement regarding forward-looking statements on page vii of this Report for a description of important factors that could cause actual results to differ from expected results.

Introduction and Overview

We are the largest independent wholesale power company in the U.S. measured by power produced. We own and operate natural gas-fired and geothermal power plants in North America and have a significant presence in the major competitive power markets in the U.S., including California and Texas, and to a lesser extent, in the competitive PJM, ISO NE and NYISO markets. We sell wholesale power, steam, regulatory capacity, renewable energy credits and ancillary services to our customers, including utilities, independent electric system operators, industrial and agricultural companies, retail power providers, municipalities, power marketers and others. We purchase natural gas as fuel for our power plants, engage in related natural gas transportation and storage transactions and we purchase electric transmission rights to deliver power to our customers. We also enter into natural gas and power-related commodity and derivative transactions to financially hedge certain business risks and optimize our portfolio of power plants. Our goal is to be recognized as the premier independent power company in the U.S. as measured by our customers, regulators, shareholders and communities in which our power plants reside. We seek to achieve sustainable growth through financially disciplined power plant development, construction, operations and ownership.

Our portfolio, including partnership interests, consists of 76 operating power plants with an aggregate generation capacity of approximately 24,738 MW and our net interest of about 400 MW in Russell City Energy Center under advanced development and the additional planned expansion of 120 MW to our Los Esteros Critical Energy Facility. Our portfolio is comprised of two types of power generation technologies: natural gas-fired combustion turbines, which are primarily combined-cycle plants, and renewable geothermal conventional steam turbines. We generate 3,803 MW of baseload capacity from our Geysers Assets and cogeneration power plants, 15,935 MW of intermediate load capacity from our combined-cycle combustion turbines and 5,000 MW of peaking capacity from our simple-cycle combustion turbines and duct-fired capability.

We assess our business on a regional basis due to the impact on our financial performance of the differing characteristics of these regions, particularly with respect to competition, regulation and other factors impacting supply and demand. Our reportable segments are West (including geothermal), Texas, Southeast and North (including Canada). In these segments we have an aggregate generation capacity of 7,846 MW in the West, 7,392 MW in Texas, 6,083 MW in the Southeast and 3,417 MW in the North. Our Geysers Assets, included in our West segment, have generation capacity of approximately 725 MW from 15 operating power plants.

As further discussed in “—Liquidity and Capital Resources,” we have entered into an agreement to purchase the power generation assets of Conectiv for $1.65 billion in cash, plus the market value of the fuel oil inventory at closing, and subject to other adjustments. Additionally, we entered into an agreement to sell our interests in Blue Spruce and Rocky Mountain for approximately $739 million, subject to certain working capital adjustments at closing. The planned acquisition will provide us with a significant presence into the PJM region, one of the most robust competitive power markets in the U.S. and position us with three scale regions instead of two (California and Texas). It will add 18 operating power plants and one plant under construction, with approximately 4,490 MW of capacity (including completion of the power plant under construction and scheduled upgrades). We believe the proceeds from the sale of the Blue Spruce and Rocky Mountain will enable us to continue to strengthen our balance sheet.

Upon completing these transactions, our portfolio, including partnership interests, will consist of 92 operating power plants with an aggregate generation capacity of nearly 28,000 MW and approximately 1,000 MW under construction or under advanced development. Our segments will have an aggregate generation capacity of 6,915 MW with an additional 510 MW under advanced development in the West, 7,392 MW in Texas, 6,083 MW in the Southeast and 7,342 MW with an additional 565 MW under construction in the North.

We remain focused on increasing our earnings and generating cash flows sufficient to maintain adequate levels of liquidity in order to service our debt, meet our collateral needs and fund our operations and growth. We will continue to pursue opportunities to improve our fleet performance and reduce operating costs. In order to manage our various physical assets and contractual obligations, we will continue to execute commodity hedging agreements within the guidelines of our commodity risk policy.

INDEX

Legislative and Regulatory Update

We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our power plants. Ongoing state, regional and federal initiatives to implement new environmental and other governmental regulations are expected to have a significant impact on the power generation industry. Such changes could have positive or negative impacts on our existing business. We are actively participating in these debates at the federal, regional and state levels. Significant updates are discussed below. For a further discussion of the environmental and other governmental regulations that affect us, please see “—Governmental and Regulatory Matters” in Part I, Item 1. of our 2009 Form 10-K.

As previously disclosed in “Item 1. — Governmental and Regulatory Matters” of our 2009 Form 10-K, the EPA is moving forward to regulate GHG emissions pursuant to its existing authority under the Federal Clean Air Act. The EPA announced a proposal (the “Tailoring Rule”) to require facilities emitting over 25,000 tons per year of GHG emissions to undergo major new source review when such facilities make modifications that would increase their GHG emissions by an additional 10,000 to 25,000 tons. Such modifications, or new construction, would be subject to the EPA’s prevention of significant deterioration rules and subject to best available control technology for GHGs, as well as public review and notice. The EPA has not finalized the Tailoring Rule, but in a separate decision they announced that affected sources would not be subject to the final rule until January 2011. If finalized, these requirements would be applicable to power generators such as us.

INDEX

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Below are the results of operations for the three months ended March 31, 2010, as compared to the same period in 2009 (in millions, except for percentages and operating performance metrics). In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets while decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets in the “Change” and “% Change” columns.

	2010	2009	Change	% Change
Operating revenues:
Commodity revenue	$1,575	$1,582	$(7)	—%
Mark-to-market activity(1)	(39)	89	(128)	#
Other revenue	3	6	(3)	(50)
Operating revenues	1,539	1,677	(138)	(8)
Cost of revenue:
Fuel and purchased energy expense:
Commodity expense	1,120	1,051	(69)	(7)
Mark-to-market activity(1)	(151)	(36)	115	#
Fuel and purchased energy expense	969	1,015	46	5

Plant operating expense	225	248	23	9
Depreciation and amortization expense	140	109	(31)	(28)
Other cost of revenue(2)	20	23	3	13
Total cost of revenue	1,354	1,395	41	3
Gross profit	185	282	(97)	(34)
Sales, general and other administrative expense	25	45	20	44
Income from unconsolidated investments in power plants	(7)	(17)	(10)	(59)
Other operating expense	5	3	(2)	(67)
Income from operations	162	251	(89)	(35)
Interest expense	195	210	15	7
Interest (income)	(2)	(6)	(4)	(67)
Other (income) expense, net	6	4	(2)	(50)
Income (loss) before reorganization items and income taxes	(37)	43	(80)	#
Reorganization items	—	3	3	#
Income (loss) before income taxes	(37)	40	(77)	#
Income tax expense	11	9	(2)	(22)
Net income (loss)	(48)	31	(79)	#
Net loss attributable to the noncontrolling interest	1	1	—	—
Net income (loss) attributable to Calpine	$(47)	$32	$(79)	#

Operating Performance Metrics:	2010	2009	Change	% Change
MWh generated (in thousands)(3)	21,310	19,267	2,043	11%
Average availability	90.7%	90.9%	(0.2)	—
Average total MW in operation	24,010	23,404	606	3
Average capacity factor, excluding peakers	46.5%	43.3%	3.2	7
Steam Adjusted Heat Rate	7,243	7,188	(55)	(1)
__________

# Variance of 100% or greater

(1)	Amount represents the unrealized portion of our mark-to-market activity.

(2)	Includes nil and $2 million of RGGI compliance costs for the three months ended March 31, 2010 and 2009, respectively, which are a component of Commodity Margin.

(3)	Represents generation from power plants that we both consolidate and operate.

INDEX

Commodity revenue, net of commodity expense, decreased $76 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to:

•	a decrease of $25 million related to the expiration of the PCF arrangement in the fourth quarter of 2009; and

•	a lower average hedge margin, as anticipated, resulting from relatively lower hedge prices in 2010 as compared to hedge prices for 2009;

partially offset by:

•	an increase in realized prices on open positions in Texas in January and February 2010 due to higher market spark spreads than the comparable months in 2009; and

•	an increase of $19 million related to OMEC, which achieved commercial operation in October 2009.

Our average total MW in operation increased by 606 MW, or 3%, primarily due to OMEC, which achieved commercial operations in October 2009. Generation increased 11%, and our average capacity factor, excluding peakers increased by 7%, caused by higher market spark spreads in Texas resulting from increased demand due to colder than normal weather as well as OMEC achieving commercial operations in October 2009.

Revenues from unrealized mark-to-market activity had an unfavorable variance of $128 million due to the negative impact of an increase in forward Heat Rates resulting in a mark-to-market loss in the first quarter of 2010 compared to a mark-to-market gain recorded in the first quarter of 2009 from the impact of declining forward Heat Rates. Expenses related to unrealized mark-to-market activity had a favorable variance of $115 million primarily due to the mark-to-market gain recorded in the first quarter of 2010 resulting from the impact of declining commodity prices on our existing hedge position.

Plant operating expense decreased $23 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily resulting from a $12 million decrease in normal, recurring plant operating expenses, a $5 million decrease in major maintenance resulting from our plant outage schedule as well as a $4 million decrease in stock-based compensation expense related to plant personnel costs.

Depreciation and amortization expense increased $31 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily resulting from a revision in the estimated useful lives and salvage values of our power plants and related equipment and changing our Geysers Assets depreciation from the units of production method to the straight line method. See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information regarding our change in useful lives and salvage values as well as our change from the units of production method to the straight line depreciation method for our Geysers Assets.

Sales, general and other administrative expense decreased for the three months ended March 31, 2010 compared to the same period in 2009, due to an $11 million favorable period over period change in our bad debt expense primarily related to Lyondell’s emergence from Chapter 11 bankruptcy and acceptance of our claim (see also Note 14 of our Notes to Consolidated Condensed Financial Statements for further information regarding the disposition of our claims against Lyondell), a $4 million decrease in personnel costs primarily related to lower stock-based compensation expense and temporary labor costs and a $2 million decrease in consulting expenses.

Income from unconsolidated investments in power plants decreased by $10 million for the three months ended March 31, 2010 compared to the same period 2009, primarily due to the consolidation of OMEC on January 1, 2010. During the three months ended March 31, 2009, OMEC recorded a $9 million gain related to mark-to-market activity from interest rate swap contracts. See Notes 1 and 4 of the Notes to Consolidated Condensed Financial Statements for further information regarding our consolidation of OMEC and unconsolidated investments, respectively.

Interest expense decreased by $15 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to a $20 million decrease in interest expense resulting from the repayment in February 2010 of the notes related to PCF and PCF III and a $10 million refund of interest previously paid, as well as the refinancing of our CCFC Old Notes and CCFC Term Loans in May and June 2009, respectively, and the CCFCP Preferred Shares that were redeemed on or before July 1, 2009. The decrease in interest expense was partially offset by an increase of $6 million related to OMEC. The annualized effective interest rates on our consolidated debt, excluding the impacts of capitalized interest and unrealized mark-to-market gains (losses) on interest rate swaps, after amortization of deferred financing costs and debt discounts, were 8.4% and 8.1% for the three months ended March 31, 2010 and 2009, respectively.

INDEX

Commodity Margin and Adjusted EBITDA

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as the non-GAAP financial measures, Commodity Margin and Adjusted EBITDA, discussed below, which we use as a measure of our performance.

Commodity Margin by Segment for the Three Months Ended March 31, 2010 and 2009

We use Commodity Margin, a non-GAAP financial measure, to assess our performance by our reportable segments. Commodity Margin includes our power and steam revenues, sales of purchased power and natural gas, capacity revenue, REC revenue, sales of surplus emission allowances, transmission revenue and expenses, fuel and purchased energy expense, fuel transportation expense, RGGI compliance costs, and cash settlements from our marketing, hedging and optimization activities that are included in mark-to-market activity, but excludes the unrealized portion of our mark-to-market activity and other revenues. We believe that Commodity Margin is a useful tool for assessing the performance of our core operations and is a key operational measure reviewed by our chief operating decision maker. Commodity Margin is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to and not a substitute for our results of operations presented in accordance with GAAP. Commodity Margin does not intend to represent gross profit (loss), the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly-titled measures reported by other companies. See Note 13 of the Notes to Consolidated Condensed Financial Statements for a reconciliation of Commodity Margin to income from operations by segment.

The following tables show our Commodity Margin and related operating performance metrics by segment for the three months ended March 31, 2010 and 2009. In the “Change” and “% Change” columns below, favorable variances are shown without brackets while unfavorable variances are shown with brackets.

West:	2010	2009	Change	% Change
Commodity Margin (in millions)	$238	$297	$(59)	(20)%
Commodity Margin per MWh generated	$23.40	$33.23	$(9.83)	(30)

MWh generated (in thousands)	10,169	8,937	1,232	14
Average availability	94.0%	90.4%	3.6	4
Average total MW in operation	7,898	7,302	596	8
Average capacity factor, excluding peakers	67.5%	65.0%	2.5	4
Steam Adjusted Heat Rate	7,294	7,213	(81)	(1)

West — Commodity Margin in our West segment decreased by $59 million, or 20%, for the three months ended March 31, 2010 compared to the same period in 2009, primarily resulting from a decrease of $25 million related to the expiration of the PCF arrangement in the fourth quarter of 2009, lower average hedge prices and a decrease of $11 million for the sale of surplus emission allowances in the first quarter of 2009 which did not recur in the same period in 2010. The decrease was partially offset by Commodity Margin of $19 million for OMEC which achieved commercial operation in October 2009. Average total MW in operation increased 596 MW, or 8%, due to OMEC which was also the primary contributor to the 14% increase in generation. The increase in average total MW in operation was partially offset by the ownership transfer of our Pittsburg power plant to a third party in March 2010. Average availability increased 4% which led to a corresponding 4% increase in our average capacity factor, excluding peakers.

Texas:	2010	2009	Change	% Change
Commodity Margin (in millions)	$107	$122	$(15)	(12)%
Commodity Margin per MWh generated	$16.11	$23.43	$(7.32)	(31)

MWh generated (in thousands)	6,642	5,207	1,435	28
Average availability	82.7%	88.3%	(5.6)	(6)
Average total MW in operation	7,156	7,146	10	—
Average capacity factor, excluding peakers	43.0%	33.7%	9.3	28
Steam Adjusted Heat Rate	7,104	7,019	(85)	(1)

Texas — Commodity Margin in our Texas segment decreased by $15 million, or 12%, for the three months ended March 31, 2010 compared to the same period in 2009, primarily resulting from higher hedge levels at lower average hedge prices partially offset by an increase in realized prices on open positions in Texas in January and February 2010 due to higher market spark spreads driven by colder than normal weather in January and February 2010 compared to the same periods in 2009. These factors led to a 28% increase in generation, as well as a 28% increase in our average capacity factor despite a 6% decrease in average availability resulting from an unscheduled outage at Channel Energy Center and an increase in the duration of scheduled outages in the first quarter of 2010 compared to 2009.

INDEX

Southeast:	2010	2009	Change	% Change
Commodity Margin (in millions)	$58	$61	$(3)	(5)%
Commodity Margin per MWh generated	$16.93	$15.73	$1.20	8

MWh generated (in thousands)	3,425	3,879	(454)	(12)
Average availability	95.7%	94.0%	1.7	2
Average total MW in operation	6,083	6,083	—	—
Average capacity factor, excluding peakers	30.3%	34.5%	(4.2)	(12)
Steam Adjusted Heat Rate	7,288	7,228	(60)	(1)

Southeast — Commodity Margin in our Southeast segment for the three months ended March 31, 2010 remains comparable to the same period in 2009. The marginal change resulted from lower spark spreads on open positions and lower average hedge prices for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. During the first quarter of 2010, local gas prices at our Pine Bluff and Oneta power plants were not as advantageous to surrounding areas, thus, dispatch decreased when compared to the same period in 2009. This led to a 12% decrease in our average capacity factor, excluding peakers and, correspondingly, a 12% decrease in generation. Commodity Margin per MWh generated increased 8% due in part to the effect of our positive portfolio hedge value being allocated across a reduced number of generated MWh for the three months ended March 31, 2010 as compared to the same period in 2009.

North:	2010	2009	Change	% Change
Commodity Margin (in millions)	$52	$49	$3	6%
Commodity Margin per MWh generated	$48.42	$39.39	$9.03	23

MWh generated (in thousands)	1,074	1,244	(170)	(14)
Average availability	92.2%	92.0%	0.2	—
Average total MW in operation	2,873	2,873	—	—
Average capacity factor, excluding peakers	26.1%	31.0%	(4.9)	(16)
Steam Adjusted Heat Rate	7,570	7,634	64	1

North — Commodity Margin in our North segment for the three months ended March 31, 2010 remains comparable to the same period in 2009. The marginal change in Commodity Margin period over period resulted from a proportionate increase in average hedge prices. Generation decreased 14% due primarily to lower generation at power plants contracted and dispatched by third parties.

INDEX

Adjusted EBITDA

The tables below provide a reconciliation of Adjusted EBITDA to our income from operations on a segment basis and to net income (loss) attributable to Calpine on a consolidated basis for the three months ended March 31, 2010 and 2009 (in millions).

	Three Months Ended March 31, 2010
					Consolidation
					and
	West	Texas	Southeast	North	Elimination	Total
Net loss attributable to Calpine						$(47)
Net loss attributable to noncontrolling interest						(1)
Income tax expense						11
Other (income) expense, net						6
Interest expense, net						193
Income from operations	$58	$76	$16	$3	$9	$162
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	60	36	30	20	(2)	144
Major maintenance expense	11	36	7	3	—	57
Operating lease expense	4	—	—	7	—	11
Unrealized (gains) losses on commodity derivative mark-to-market activity	(4)	(92)	(20)	4	—	(112)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	—	—	—	7	—	7
Stock-based compensation expense	3	2	1	—	—	6
Non-cash loss on dispositions of assets	—	5	1	—	—	6
Other	1	—	—	—	—	1
Adjusted EBITDA	$133	$63	$35	$44	$7	$282

	Three Months Ended March 31, 2009
					Consolidation
					and
	West	Texas	Southeast	North	Elimination	Total
Net income attributable to Calpine						$32
Net loss attributable to noncontrolling interest						(1)
Income tax expense						9
Reorganization items						3
Other (income) expense, net						4
Interest expense, net						204
Income from operations	$117	$85	$34	$12	$3	$251
Add:
Adjustments to reconcile income from operations to Adjusted EBITDA:
Depreciation and amortization expense, excluding deferred financing costs(1)	50	31	18	16	(2)	113
Major maintenance expense	34	27	4	(3)	—	62
Operating lease expense	6	—	—	6	—	12
Unrealized gains on commodity derivative mark-to-market activity	(11)	(84)	(28)	(2)	—	(125)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments(2)	(10)	—	—	8	—	(2)
Stock-based compensation expense	7	3	2	1	—	13
Non-cash loss on dispositions of assets	5	2	—	1	—	8
Other	1	—	(2)	—	—	(1)
Adjusted EBITDA	$199	$64	$28	$39	$1	$331
__________
(1)
Depreciation and amortization expense in the income from operations calculation on our Consolidated Condensed Statements of Operations excludes amortization of other assets and amounts classified as sales, general and other administrative expenses.

(2)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments include nil and $15 million in unrealized gains on mark-to-market activity for the three months ended March 31, 2010 and 2009, respectively.

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

Liquidity

As of March 31, 2010, we had $1,117 million in cash and cash equivalents and $357 million of restricted cash. Our availability under our First Lien Credit Facility revolver as of March 31, 2010, was $826 million for future letters of credit or cash borrowings. The following table provides a summary of our liquidity position at March 31, 2010, and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Cash and cash equivalents, corporate(1)	$822	$725
Cash and cash equivalents, non-corporate	295	264
Total cash and cash equivalents	1,117	989
Restricted cash	357	562
Letter of credit availability(2)	15	34
Revolver availability	826	794
Total current availability	$2,315	$2,379
_________
(1)	Includes $17 million and $9 million of margin deposits held by us posted by our counterparties as of March 31, 2010, and December 31, 2009, respectively.

(2)
Includes available balances for Calpine Development Holdings, Inc. We have the option to increase our availability by an additional $50 million under this letter of credit facility by satisfying certain conditions.

The financial markets experienced significant volatility and uncertainty during 2008 and 2009, including the failure or merger of certain financial institutions and uncertainty surrounding the stability of others. Although there have been signs of economic recovery, access to capital and credit markets remains uncertain in the U.S. and worldwide, including within our industry, for us and for our counterparties. We are unable to predict the timing, strength or related impacts that a recovery, if any, will have on us, our counterparties or volatility in the financial markets which may persist during 2010 or possibly longer. As a result, we and the industry continue to experience credit and liquidity risk. Even if we are not impacted directly, we could be impacted indirectly in the event our counterparties are unable to perform under their contractual obligations with us. We actively monitor our exposure to our counterparties including their credit status.

Despite the volatility and uncertainty experienced in the financial markets, we were able to favorably amend our credit agreement to our First Lien Credit Facility and close significant financings during 2009 as further described in our 2009 Form 10-K. While we were successful in completing significant financing transactions in 2009, we cannot provide any assurance that we will continue to be successful in the future. However, if recent confidence and improvements in the credit markets continue to present favorable opportunities, we may refinance additional portions of our nearer term maturities or more costly debt.

We have economically hedged a substantial portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for the remainder of 2010; however, we remain susceptible to significant price movements for 2011 and beyond. The future impact on our Commodity Margin, primarily beyond 2010, is highly dependent on the severity and duration of the recessionary environment we experienced in 2008 and 2009, the speed, strength and duration of an economic recovery, if any, the price of natural gas, and our continued ability to successfully hedge our Commodity Margin.

During the later part of 2008 and during 2009, we experienced a decrease in power demand primarily driven by decreased usage by the industrial and manufacturing sectors. This “softening” of demand resulted in more demand satisfied by baseload and intermediate units using lower variable cost fuel sources such as coal and nuclear fuel, and less demand served by higher variable cost units such as natural gas-fired peaking power plants. In addition to the impacts of the recessionary environment, the availability of non-conventional natural gas supplies, in particular from the emergence of significant deposits of shale natural gas has altered the natural gas supply landscape in the U.S. and could have a longer-term and more profound impact on natural gas markets. The potential for sustainable supplies of natural gas at low prices relative to those seen over the last several years may adversely impact our Commodity Margin in the short term as our cost of production advantage relative to less efficient natural gas-fired generation is diminished on an absolute basis.

INDEX

It is difficult to predict future developments and the amount of credit support that we may need to provide as part of our business operations should the current financial market and commodity price volatility and the economic downturn persist for a significant period of time. Our ability to generate sufficient cash is dependent upon, among other things:

•	improving the profitability of our operations;
•	continued compliance with the covenants under our First Lien Credit Facility, First Lien Notes and other existing financing obligations;
•	stabilizing and increasing future contractual cash flows; and
•	our significant counterparties performing under their contracts with us.

Letter of Credit Facilities — The table below represents amounts outstanding under our letter of credit facilities as of March 31, 2010 (in millions):

	March 31, 2010	December 31, 2009
First Lien Credit Facility	$174	$206
Calpine Development Holdings, Inc.	135	116
Various project financing facilities	113	90
Total	$422	$412

Liquidity Sensitivity — Significant changes in commodity prices and Market Heat Rates can have an impact on our liquidity as we use margin deposits, cash prepayments and letters of credit as credit support (collateral) with and from our counterparties for commodity procurement and risk management activities. Utilizing our portfolio of transactions subject to collateral exposure, we estimate that as of April 16, 2010, an increase of $1/MMBtu in natural gas prices would result in an increase of collateral required by approximately $128 million. If natural gas prices decreased by $1/MMBtu, we estimate that our collateral requirements would decrease by approximately $199 million. Changes in Market Heat Rates also affect our liquidity. For example, as demand increases, less efficient generation is dispatched, which increases the Market Heat Rate and results in increased collateral requirements. Historical relationships of natural gas and Market Heat Rate movements for our portfolio of assets have been volatile over time; therefore, we derived a statistical analysis that implies that a change of $1/MMBtu in natural gas approximates an average Market Heat Rate change of 170 Btu/kWh. We estimate that as of April 16, 2010, an increase of 170 Btu/kWh in the Market Heat Rate would result in an increase in collateral required by approximately $28 million. If Market Heat Rates were to fall at a similar rate, we estimate that our collateral required would decrease by approximately $34 million. These amounts are not necessarily indicative of the actual amounts that could be required, which may be higher or lower than the amounts estimated above.

In order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to our counterparties, we have granted additional liens on the assets currently subject to liens under our First Lien Credit Facility to collateralize our obligations under certain of our power and natural gas agreements that qualify as “eligible commodity hedge agreements” under our First Lien Credit Facility and First Lien Notes, and certain of our interest rate swap agreements. The counterparties under such agreements will share the benefits of the collateral subject to such liens ratably with the lenders under our First Lien Credit Facility. We continue to use these additional liens to manage cash collateral that would otherwise be required. See Note 9 of the Notes to Consolidated Condensed Financial Statements for further information on our margin deposits and collateral used for commodity procurement and risk management activities.

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

INDEX

Acquisitions, Divestitures, Project Development, Upgrades and Growth Initiatives

Acquisition of Conectiv — On April 20, 2010, we entered into a purchase agreement with PHI, Conectiv and CEHC, to acquire all of Conectiv’s power generation assets, which include 18 operating power plants and one plant under construction, with approximately 4,490 MW of capacity (including completion of the power plant under construction and scheduled upgrades) for a purchase price of $1.65 billion in cash, plus the market value of the fuel oil inventory at closing, and subject to other adjustments including the level of working capital and non-fuel oil inventory at closing and the actual capital expenditures relative to budgeted capital expenditures through the closing date. We will not acquire CEHC’s trading book, collateral requirements or load-serving auction obligations. In addition, we will not assume any of CEHC’s off-site environmental liabilities or pre-close pension and retirement welfare liabilities. The transaction is targeted to close by June 30, 2010.

The acquisition of the Conectiv assets represents an opportunity to expand our portfolio with scale into the PJM market, one of the most robust competitive power markets in the U.S. At the consummation of this transaction we will have diversified into three scale regions instead of two (California and Texas) and increased our ability for financially disciplined organic growth with our presence in the mid-Atlantic and northeast regions of the U.S. We expect to finance the transaction through available cash on hand and bank debt of approximately $1.3 billion pursuant to financing commitments from Credit Suisse as lead arranger and also Citigroup Global Markets Inc. and Deutsche Bank Trust Company Americas; however, the purchase agreement is not subject to any financing conditions. We do not expect to draw any amounts under the senior secured revolver under our First Lien Credit Facility.

See also Note 2 of the Notes to Consolidated Condensed Financial Statements for additional details of our purchase agreement for the acquisition of the Conectiv assets.

Sale of Blue Spruce and Rocky Mountain — On April 2, 2010, we, through our wholly owned subsidiaries Riverside Energy Center, LLC and Calpine Development Holdings, Inc., entered into an agreement with PSCo to sell 100% of our ownership interests in Blue Spruce and Rocky Mountain for approximately $739 million, subject to certain working capital adjustments at closing. Both power plants currently provide power and capacity to PSCo under PPAs, which materially expire in 2013 and 2014, and we will continue to operate Blue Spruce and Rocky Mountain through closing of the transaction, which is expected to occur in December 2010. The sales are subject to certain state and federal regulatory approvals.

We believe the proceeds from the sale of the Blue Spruce and Rocky Mountain will enable us to continue to strengthen our balance sheet. The transaction is expected to free up restricted cash of approximately $90 million at closing. We expect to use the sale proceeds received and freed up restricted cash to repay project debt (with an expected balance of approximately $412 million, after expected repayments prior to closing), for general corporate purposes and focus more resources on our core markets.

Project Development Upgrades and Growth Initiatives — We continue to review development opportunities to determine whether future actions are appropriate. We may pursue new opportunities that arise, particularly if power contracts and financing are available and attractive returns are expected. In addition, we believe that upgrades and expansions to our current assets offer proven and financially disciplined opportunities to improve our operations, capacity and efficiencies. We expect to incur approximately $76 million in 2010 for the development and new construction for Russell City Energy Center and upgrade of the Los Esteros Critical Energy Facility. Our significant growth initiatives, projects under development and upgrades are discussed below.

•
Russell City Energy Center, remains in advanced stages of development. The Russell City Energy Center is currently contracted to deliver its full output to PG&E under a PPA, which was executed in December 2006 and approved by the CPUC in January 2007. The PPA was amended in 2008 and again on April 9, 2010 to extend the expected commercial operations date to June 2013 as a result of delays in obtaining certain permits. We are in possession of all material permits which are subject to an appeal period related to our air permit and possible amendments to our CPUC license to operate within our permits. We and other parties filed a joint petition for approval of our PPA, as amended, on April 15, 2010 seeking the approval of the CPUC. We do not expect the CPUC to review our petition for approval prior to August 2010. Completion of the Russell City Energy Center is dependent upon obtaining the necessary construction contracts, construction funding under project financing facilities, approval of the PPA, as amended, from the CPUC and the permit completing an appeals process. We do not expect the costs to complete the Russell City Energy Center to be material to us on a consolidated basis. Upon completion, this project would bring on line approximately 362 MW of net interest baseload capacity (390 MW with peaking capacity) representing our 65% share.

INDEX

•
During 2009, we and PG&E negotiated a new PPA to replace the existing CDWR contract and facilitate the upgrade of our Los Esteros Critical Energy Facility from a 188 MW simple-cycle generation power plant to a 308 MW combined-cycle generation power plant. In addition to the increase in capacity, the upgrade will increase the efficiency and environmental performance of the power plant by lowering the Heat Rate. The upgrade and PPA are subject to approval by the CPUC; the administrative law judge has not recommended approval in a draft, non binding proposed decision, but we intend to challenge this non binding recommendation in a proceeding before the full CPUC.

•
We continue to look to expand our production from our Geysers Assets. We have started drilling additional wells and made expenditures of approximately $18 million during the first quarter of 2010 related to these expansion efforts and expect to make a determination before the end of 2010 if the new wells will produce enough additional steam to warrant construction of additional geothermal power plants at our Geysers Assets. Additionally, we are currently seeking to take advantage of certain incentives under the American Recovery and Reinvestment Act of 2009, also referred to as the Stimulus Bill. In March 2010, we received cash grants of approximately $2 million in lieu of the 10% investment tax credit on two of our drilling projects. We expect that any new geothermal power plant development including our expansion efforts above at our Geysers Assets will qualify for the 30% cash grant in lieu of production tax credit from the U.S. Internal Revenue Service, and our additional projects for the re-powering of our existing power plants will qualify for either the 30% cash grant in lieu of production tax credit or the 10% cash grant in lieu of investment tax credit.

•
We continue the process of upgrading certain of our Siemens turbines to increase our generation capacity by approximately 180 MW. These upgrades began in the fourth quarter of 2009 and are scheduled through 2014 with estimated remaining capital expenditures of approximately $72 million. As of the filing of this Report, we have completed 3 turbine upgrades with initial test results indicating additional capacity and improvements in operating heat rates falling in line with expectations. We continue to move forward with our turbine upgrade program.

Customer-Oriented Origination Business — We continue to focus on our customer origination function. During 2010, we, through a wholly owned subsidiary, entered into a  new PPA with SDG&E to provide an additional 25 MW of power from our Geysers Assets through 2014.

NOLs

We have significant NOLs that will provide future tax deductions when we generate sufficient taxable income during the applicable carryover periods. Our federal and state income tax reporting group is comprised primarily of two groups, CCFC and its subsidiaries, which we refer to as the CCFC group and Calpine Corporation and its subsidiaries other than CCFC, which we refer to as the Calpine group. As of December 31, 2009, our consolidated federal NOLs totaled approximately $7.5 billion, which consists of approximately $7.0 billion from the Calpine group and approximately $513 million from the CCFC group. The Calpine group adjusted its NOL for prior periods through December 31, 2009, increasing it by approximately $183 million. These adjustments consisted of $49 million to reduce the NOL for excluded cancellation of debt income and a $232 million increase in prior period NOLs for development costs and construction in progress relating to abandoned projects.

Cash Flow Activities

The following table summarizes our cash flow activities for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Beginning cash and cash equivalents	$989	$1,657	(1)
Net cash provided by (used in):
Operating activities	270	80
Investing activities	154	(27)
Financing activities	(296)	(84)
Net increase (decrease) in cash and cash equivalents	128	(31)
Ending cash and cash equivalents	$1,117	$1,626	(1)
__________
(1)	Amounts include $725 million borrowed under our First Lien Credit Facility revolver and repaid with cash on hand prior to December 31, 2009.

INDEX

Net Cash Provided By Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2010, resulted in net inflows of $270 million compared to $80 million for the same period in 2009. The change in cash flows from operating activities was primarily due to:

•
Decreases in working capital — Working capital employed decreased by approximately $125 million during the period after adjusting for debt related balances which did not impact cash provided by operating activities. The decrease was primarily due to reductions in margin deposits partially offset by current derivative activity.

•
Decreases in interest paid — Cash paid for interest decreased by $82 million to $144 million for the three months ended March 31, 2010, as compared to $226 million for the same period in 2009, primarily due to repayments on our First Lien Credit Facility, and the refinancing of CCFC which changed the interest payment periods from the first and third quarters to the second and fourth quarters of each year.

•
Decrease in gross profit — Gross profit, after excluding non-cash items such as unrealized gains and losses in mark-to-market activity, depreciation expense, and loss on asset disposals, decreased by $54 million in 2010 resulting primarily from the expiration of the PCF arrangement in the fourth quarter of 2009, and higher hedge levels at lower average hedge prices in the first quarter of 2010.

Net Cash Provided By (Used In) Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2010, were $154 million compared to cash flows used in investing activities of $27 million for the three months ended March 31, 2009. The difference was primarily due to:

•
Reduced restricted cash requirements — The net reduction in restricted cash was $212 million in 2010 compared to $27 million in 2009. Restricted cash decreased in 2010 mainly due to the maturity of the PCF project financing.

•	Consolidation of OMEC — In 2010, a favorable cash effect of $8 million was received from the consolidation of OMEC.
•	Purchases of property, plant and equipment — In 2010, we made capital expenditures of $66 million compared to $51 million for the same period in 2009.

Net Cash Used In Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2010, resulted in outflows of $296 million, a $212 million increase compared to $84 million for the same period in 2009. The increase was primarily due to:

•
Repayments on project financing, notes payable and other — Repayments for the three months ended March 31, 2010, were $129 million higher compared to the same period in 2009 primarily due to payments of $85 million on the maturity of the PCF III financing and $43 million of additional payments under project waterfall provisions.

•	Repayments on First Lien Credit Facility — Repayments were $36 million in the first quarter of 2010, $21 million higher than the $15 million paid during the first quarter of 2009.
•
Borrowings from project financing — New project financing was $1 million for the three months ended March 31, 2010, compared to $64 million in the first three months of 2009, due to net proceeds from the refinancing of our Deer Park project debt.

Special Purpose Subsidiaries

Pursuant to applicable transaction agreements, we have established certain of our entities separate from Calpine and our other subsidiaries. In accordance with applicable accounting standards, we consolidate these entities. As of the date of filing this Report, these entities included: Rocky Mountain Energy Center, LLC, Riverside Energy Center, LLC, Calpine Riverside Holdings, LLC, PCF, PCF III, GEC Holdings, LLC, Gilroy Energy Center, LLC, Creed Energy Center, LLC, Goose Haven Energy Center, LLC, Calpine Gilroy Cogen, L.P., Calpine Gilroy 1, Inc., Calpine King City Cogen, LLC, Calpine Securities Company, L.P. (a parent company of Calpine King City Cogen, LLC), Calpine King City, LLC (an indirect parent company of Calpine Securities Company, L.P.), and Russell City Energy Company, LLC.

INDEX

Risk Management and Commodity Accounting

We actively seek to manage the commodity risks of our portfolio, utilizing multiple strategies of buying and selling power, natural gas or Heat Rate transactions to manage our spark spread.

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

Along with our portfolio of hedging transactions, we enter into power and natural gas positions that often act as hedges to our asset portfolio, but do not qualify as hedges under hedge accounting guidelines, such as commodity options transactions and instruments that settle on power price to natural gas price relationships (Heat Rate swaps and options). While our selling and purchasing of power and natural gas is mostly physical in nature, we also engage in marketing, hedging and optimization activities, particularly in natural gas, that are financial in nature. While we enter into these transactions primarily to provide us with improved price and price volatility transparency, as well as greater market access, which benefits our hedging activities, we also are exposed to commodity price movements (both profits and losses) in connection with these transactions. These positions are included in and subject to our consolidated risk management portfolio position limits and controls structure. Changes in fair value of commodity positions that do not qualify for either hedge accounting or the normal purchase normal sale exemption are recognized currently in earnings in mark-to-market activity within operating revenues, in the case of power transactions, and within fuel and purchased energy expense, in the case of natural gas transactions. Our future hedged status, and marketing and optimization activities are subject to change as determined by our commercial operations group, Chief Risk Officer, Risk Management Committee of senior management and Board of Directors.

We have economically hedged a substantial portion of our generation and natural gas portfolio mostly through power and natural gas forward physical and financial transactions for much of 2010; however, we remain susceptible to significant price movements for 2011 and beyond. By entering into these transactions, we are able to economically hedge a portion of our spark spread at pre-determined generation and price levels. We use a combination of PPAs and other hedging instruments to manage our variability in future cash flows. As of March 31, 2010, the maximum length of our PPAs extends 22 years into the future and the maximum length of time over which we were hedging using commodity and interest rate derivative instruments was 3 and 16 years, respectively. Assuming constant March 31, 2010 power and natural gas prices and interest rates, we estimate that pre-tax net gains of $13 million would be reclassified from AOCI into earnings during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in natural gas and power prices as well as interest rates. Therefore, we are unable to predict what the actual reclassification from AOCI to earnings (positive or negative) will be for the next 12 months.

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

The primary factors affecting our market risk and the fair value of our derivatives at any point in time are the volume of open derivative positions (MMBtu and MWh), changing commodity market prices, principally for power and natural gas, liquidity risk, counterparty credit risk and changes in interest rates. Volatility in both natural gas and power prices, as well as increased hedging and optimization activities, impacts the presentation of our derivative assets and liabilities. Our derivative assets and liabilities have increased to $2.2 billion and $(2.3) billion at March 31, 2010, compared to $1.3 billion and $(1.6) billion at December 31, 2009, respectively. As of March 31, 2010, the fair value of our level 3 derivative assets and liabilities represent only a small portion of our total assets and liabilities (less than 1%). See Note 7 of the Notes to Consolidated Condensed Financial Statements for further information related to our level 3 derivative assets and liabilities. There is a substantial amount of volatility inherent in accounting for the fair value of these derivatives, and our results during the three months ended March 31, 2010, are discussed below.

INDEX

The change in fair value of our outstanding commodity and interest rate derivative instruments from January 1, 2010, through March 31, 2010, is summarized in the table below (in millions):

	Interest Rate	Commodity
	Swaps	Instruments	Total
Fair value of contracts outstanding at January 1, 2010	$(319)	$8	$(311)
Losses recognized or otherwise settled during the period(1) (2)	67	28	95
Fair value attributable to new contracts	—	22	22
Changes in fair value attributable to price movements	(127)	220	93
Change in fair value attributable to non-performance risk	1	2	3
Fair value of contracts outstanding at March 31, 2010(3)	$(378)	$280	$(98)
__________
(1)
Interest rate settlements consist of recognized losses from interest rate cash flow hedges of $60 million and recognized losses from undesignated interest rate swaps of $7 million (represents a portion of interest expense as reported on our Consolidated Condensed Statements of Operations).

(2)
Gains on settlement of commodity contracts not designated as hedging instruments of $2 million (represents a portion of operating revenues and fuel and purchased energy expense as reported on our Consolidated Condensed Statements of Operations) and $30 million related to recognition of losses from cash flow hedges, previously reflected in OCI, offset by other changes in derivative assets and liabilities not reflected in OCI or net income (loss).

(3)	Net commodity and interest rate swap derivative liabilities reported in Notes 7 and 8 of the Notes to Consolidated Condensed Financial Statements.

The change since the last balance sheet date in the total value of the derivatives (both assets and liabilities) is reflected either in cash for option premiums paid or collected, in OCI, net of tax, for cash flow hedges, or on our Consolidated Condensed Statements of Operations as a component (gain or loss) in current earnings.

The following tables detail the components of our total mark-to-market activity for both the net realized loss and the net unrealized gain (loss) recognized from our derivative instruments not designated as hedging instruments and where these components were recorded on our Consolidated Condensed Statements of Operations for three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Realized loss
Interest rate swaps	$(6)	$(4)
Commodity instruments	(7)	(58)
Total realized loss	$(13)	$(62)
Unrealized gain (loss)(1)
Interest rate swaps	$(3)	$1
Commodity instruments	112	125
Total unrealized gain	$109	$126
Total mark-to-market activity	$96	$64
__________
(1)	Changes in unrealized gains and losses include hedge ineffectiveness and adjustments to reflect changes in credit default risk exposure.

	2010	2009
Power contracts included in operating revenues	$(29)	$40
Natural gas contracts included in fuel and purchased energy expense	134	27
Interest rate swaps included in interest expense	(9)	(3)
Total mark-to-market activity	$96	$64

Our change in AOCI from an accumulated loss of $266 million at December 31, 2009, to an accumulated loss of $135 million at March 31, 2010, was primarily driven by the effect of a decrease in power and natural gas prices, reclassification adjustment for cash flow hedges realized in net income, an increase in interest rates and the effect of income taxes.

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

The net fair value of outstanding derivative commodity instruments at March 31, 2010, based on price source and the period during which the instruments will mature, are summarized in the table below (in millions):

Fair Value Source	2010	2011-2012	2013-2014	After 2014	Total
Prices actively quoted	$(118)	$55	$—	$—	$(63)
Prices provided by other external sources	240	68	(1)	—	307
Prices based on models and other valuation methods	6	26	3	1	36
Total fair value	$128	$149	$2	$1	$280

We measure the commodity price risks in our portfolio on a daily basis using a VAR model to estimate the maximum potential one-day risk of loss based upon historical experience resulting from market movements in comparison to internally established thresholds. Our VAR is calculated for our entire portfolio, which is comprised of commodity derivatives, power plants, PPAs, and other physical and financial transactions. The portfolio VAR calculation incorporates positions for the remaining portion of the current calendar year plus the following two calendar years. We measure VAR using a variance/covariance approach based on a confidence level of 95%, a one-day holding period, and actual observed historical correlation. While we believe that our VAR assumptions and approximations are reasonable, different assumptions and/or approximations could produce materially different estimates.

The table below presents the high, low and average of our daily VAR for the three months ended March 31, 2010 and 2009, as well as our VAR at March 31, 2010 and 2009 (in millions):

	2010	2009
Three months ended March 31:
High	$58	$59
Low	$29	$47
Average	$40	$52
As of March 31	$30	$54

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

INDEX

We believe that our credit policies adequately monitor and diversify our credit risk. We currently have no individual significant concentrations of credit risk to a single counterparty; however, a series of defaults or events of non-performance by several of our individual counterparties could impact our liquidity and future results of operations. We monitor and manage our total comprehensive credit risk associated with all of our contracts and PPAs irrespective of whether they are accounted for as an executory contract, a normal purchase normal sale or whether they are marked-to-market and included in our derivative assets and liabilities on our Consolidated Condensed Balance Sheets. Our counterparty credit quality associated with the net fair value of outstanding derivative commodity instruments is included in our derivative assets and liabilities at March 31, 2010, and the period during which the instruments will mature are summarized in the table below (in millions):

Credit Quality (Based on Standard & Poor’s Ratings as of March 31, 2010)	2010	2011-2012	2013-2014	After 2014	Total
Investment grade	$129	$151	$3	$—	$283
Non-investment grade	—	—	—	—	—
No external ratings	(1)	(2)	(1)	1	(3)
Total fair value	$128	$149	$2	$1	$280

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

Currently, we use interest rate swaps to adjust the mix between fixed and floating rate debt as a hedge of our interest rate risk. We do not use interest rate derivative instruments for trading purposes. In order to manage our risk to significant increases in LIBOR, we have effectively hedged approximately $5.0 billion of our variable rate debt through December 31, 2012, through the use of variable to fixed interest rate swaps, the majority of which mature in years 2010 through 2012. To the extent eligible, our interest rate swaps have been designed as cash flow hedges, and changes in fair value are recorded in OCI to the extent they are effective.

New Accounting Standards and Disclosure Requirements

See Note 1 of the Notes to Consolidated Condensed Financial Statements for a discussion of new accounting standards and disclosure requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See “Risk Management and Commodity Accounting” in Item 2.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, we implemented an upgrade of our financial accounting systems and revised our consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to those employees who were impacted by the new accounting system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation. Following evaluation, management believes that the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INDEX

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 14 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 1A.  Risk Factors

Various risk factors could have a negative effect on our business, financial position, cash flows and results of operations. These include the risk factors set forth in “Item 1A. Risk Factors” in our 2009 Form 10-K. There have been no significant changes to our risk factors from those disclosed in our 2009 Form 10-K through the filing of this Report except as noted below:

Our planned asset divestiture and/or acquisition may not close as planned, which could negatively impact our stock price and our future business and financial results.

Our planned asset divesture and/or acquisition may be delayed or may not close at all. We have entered into agreements to sell our ownership interests in Rocky Mountain and Blue Spruce and to acquire the power generation assets of Conectiv. These planned transactions are dependent upon certain regulatory approvals, as well as our counterparties being able to fund the approximate $739 million purchase price for Blue Spruce and Rocky Mountain and our ability to fund the approximate $1.65 billion purchase price for the power generation assets of Conectiv. Delays or failure to obtain regulatory approvals or the ability to obtain the necessary funding, including the ability by our counterparties, could result in the planned closings of these transactions being delayed or not occurring at all. This could result in additional required capital, additional personnel resources, delays or the failure to integrate the anticipated benefits from these transactions into our business and strategy as planned. In addition, the purchase agreement for the power generation assets of Conectiv provides that we may be liable for between $40 million and $175 million of liquidated damages under certain circumstances if the agreement is terminated depending on the reason for the termination. Any of these events could adversely impact the price of our common stock.

Future PJM capacity revenues expected from the planned acquisition of the power generation assets from Conectiv may be diminished or may not occur at expected levels.

PJM is responsible for ensuring that there is sufficient generating capacity (plus an adequate reserve margin) to meet the load requirements within its transmission control area and requires retail sellers of electricity in the PJM region to maintain capacity either from ownership or through bilateral contracts for the purchase of capacity credits in auctions administered by PJM from wholesale generators. The purchase of the capacity credits in the PJM region is conducted through a forward capacity auction procedure known as the Reliability Pricing Model (“RPM”). Under the RPM, PJM has held six auctions, each covering capacity to be supplied over consecutive 12-month periods, with the most recent auction covering the 12-month period beginning June 1, 2012. The next auction, for the period June 2013 through May 2014, will take place in May 2010.

The power generation assets we expect to acquire from Conectiv are located in the transmission control area administered by PJM and a significant source of revenue from these power generation assets is expected to come from the sale of capacity. If future capacity auctions occur below anticipated price levels, if there are adverse changes in the RPM, or if the power generation assets we expect to acquire from Conectiv fail to meet certain reliability levels, the amount of capacity we may be able to sell in future capacity auctions and hence the amount of capacity revenues we would realize in the applicable year may be diminished.

In addition to participating in the PJM auctions, we may elect to participate in the forward capacity market as both sellers and buyers, subject to our risk management policy, and accordingly, prices realized in the PJM capacity auctions may not be indicative of Commodity Margin that we earn in respect of its capacity purchases and sales during a given period.

INDEX

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities— Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations, other than for employees who have chosen to make tax withholding payments in cash. As set forth in the table below, during the first quarter of 2010, we withheld a total of 120,291 shares in the indicated months that are included in treasury stock. These were the only repurchases of equity securities made by us during this period. We do not have a stock repurchase program.

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	(a)	(b)	as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	25,563	$10.95	—	—
February	94,728	$10.94	—	—
Total	120,291	$10.94	—	—

Item 6.  Exhibits

The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 4, 2010

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