Form 10-Q/A
period 2010-06-30
CALPINE CORP
filed 2010-08-11
CIK 916457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q/A

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
Telephone: (713) 830-8775

Not Applicable
(Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes[   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The sole purpose of this Amendment on Form 10-Q/A to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, (the “Form 10-Q”) filed with the Securities and Exchange Commission on July 29, 2010, is to furnish the interactive data file formatted in XBRL (eXtensible Business Reporting Language) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q. With the exception of including the XBRL documents, this Form 10-Q/A and the original Form 10-Q are the same.

PART II — OTHER INFORMATION

Item 6.  Exhibits

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

10.1
Purchase and Sale Agreement by and between Riverside Energy Center, LLC and Calpine Development Holdings, Inc., as Sellers and Public Service Company of Colorado, as Purchaser dated as of April 2, 2010.*††

10.2
Purchase Agreement by and among Pepco Holdings, Inc., Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC dated as of April 20, 2010 (incorporated by reference to Exhibit 10.1 to Calpine’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.)

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

1

Exhibit
Number	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

________
*	Filed with Calpine Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 29, 2010.
**	Filed herewith.
†	Management contract or compensation plan or arrangement.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE CORPORATION

	By:	/s/ ZAMIR RAUF
Zamir Rauf
Executive Vice President and
Chief Financial Officer

Date: August 11, 2010

3